Form 10-Q
period 1996-03-31
MTL INC
filed 1996-04-29
CIK 922863

                                                OMB APPROVAL
                                                OMB Number:  3235-00070
                                                Expires:          June 30, 1994
                                                Estimated average burden
                                                hours perform............190.00

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1996
                               -------------------------------------------------

                                       or

{   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   -------------------------

Commission File Number:                      0-24180
                       ---------------------------------------------------------

                                    MTL INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                         59-3239073
- - --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                3108 Central Drive Plant City, FL                 33567
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (813) 754-4725
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 [x] Yes      [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                           [ ] Yes     [ ] No

                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                 Outstanding at March 31, 1996
- - -------------------------------------         ----------------------------------
  (Common stock, $.01 par value)                          4,518,883

                           MTL INC. AND SUBSIDIARIES

                                     INDEX

                                                                       Page No.
Part I  Financial Information

     Item 1   Financial Statements (unaudited)

     Condensed consolidated balance sheets -
       March 31, 1996 and December 31, 1995                                1

     Condensed consolidated statements of income -
        three months ended March 31, 1996 and 1995                         2


     Condensed consolidated statements of cash flows -
        three months ended March 31, 1996 and 1995                         3

     Notes to condensed consolidated financial statements                  4

     Item 2   Management's Discussion and Analysis of
              Financial Condition and Results of Operations

     Management's discussion and analysis of financial
        condition and results of operations                              5 - 6

Part II  Other Information

     Item 1   Legal Proceedings                                            7

     Item 6   Exhibits  - None

              Signatures                                                   8

                                   FORM 10-Q

                        PART 1  -  FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                           March 31,      December 31,
                                                             1996             1995
                                                         ------------     ------------
                                                         (Unaudited)          *
Current Assets
 Cash                                                            $57            $322
 Accounts receivable                                          26,619          24,579
 Allowance for doubtful accounts                              (1,090)         (1,019)
 Current maturities of other receivables                         763             970
 Notes receivable                                                315             202
 Inventories                                                     494             457
 Prepaid expenses                                              2,504           1,616
 Prepaid  tires                                                3,250           3,258
 Income tax receivable                                           271             492
 Deferred income taxes                                         2,830           2,737
 Other                                                           194             193
                                                          ----------       ---------
      Total current assets                                    36,207          33,807

 Property, Plant and Equipment                               158,586         156,785
 Less - accumulated depreciation and amortization            (51,888)        (48,885)
                                                          ----------       ---------
                                                             106,698         107,900

Other Assets                                                   5,860           4,033
                                                          ----------       ---------
                                                            $148,765        $145,740
                                                          ==========       =========
                      LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
 Current maturities of indebtedness                           $5,752          $6,373
 Accounts payable and accrued expenses                         6,282           7,609
 Independent contractors payable                               4,133           2,899
 Other current liabilities                                     4,121           3,858
                                                          ----------       ---------
        Total current liabilities                             20,288          20,739


 Long term debt, less current maturities                      40,442          40,236
 Capital lease obligations, less current maturities            1,668           2,235
 Other long term obligations                                   4,155           3,622
 Deferred income taxes                                        20,108          18,850
 Commitments and contingent liabilities

Stockholders' Equity
 Common stock                                                     45              45
 Other stockholders' equity                                   62,059          60,013
                                                          ----------       ---------
      Total stockholders' equity                              62,104          60,058
                                                          ----------       ---------
                                                            $148,765        $145,740
                                                          ==========       =========


 * Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

                                   FORM 10-Q
                        PART 1  -  FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)


                                                                  Three months ended
                                                                        March 31,
                                                                     1996        1995
                                                                  -------  ----------
Operating Revenues
 Transportation                                                   $46,712    $41,532
 Other                                                              4,308      4,098
                                                                  -------     ------
                                                                   51,020     45,630
                                                                  -------    -------
Operating Expenses
 Purchased transportation                                          33,144     28,818
 Depreciation and amortization                                      2,763      2,313
 Other operating expenses                                          10,951     10,647
 Gain on sale of property
      and equipment                                                     0        (79)
                                                                  -------    -------
               Operating income                                     4,162      3,931

 Interest expense, net                                                780        797
 Other expense                                                        (44)        20
                                                                  -------    -------
               Income before taxes                                  3,426      3,114

 Income taxes                                                       1,390      1,274
                                                                  -------    -------
               Net income                                          $2,036     $1,840
                                                                  =======    =======

Weighted average number of
 shares outstanding                                                 4,558      4,536

Net income per share                                                $0.45      $0.41



The accompanying notes are an integral part of these condensed financial statement.

                                   FORM 10-Q

                        PART 1  -  FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                     (In thousands, except per share data)



                                                               Three months ended March 31,
                                                                   1996            1995
                                                               ----------      -----------
Cash provided by (used for)
 Operating activities:
   Net income                                                     $2,036          $1,840
   Adjustments for non cash charges                                3,928           2,948
   Changes in assets and liabilities                              (2,070)         (1,865)
                                                                  ------          ------
          Net cash provided by operating activities                3,894           2,923

 Investing activities:
   Repayment from  (Advance to)  investee                             63               9
   Capital expenditures                                           (3,545)         (8,245)
   Proceeds from asset dispositions                                  295             881
                                                                  ------          ------
         Net cash used for investing activities                   (3,187)         (7,355)

 Financing activities:
   Proceeds from issuance of long term debt                        1,000           5,612
   Payment of obligations                                         (1,982)         (1,539)
   Issuance of common stock - net                                     10               0
                                                                  ------          ------
         Net cash (used in) provided by financing activities        (972)          4,073



   Net decrease in cash                                             (265)           (359)
   Cash, beginning of period                                         322             723
                                                                  ------          ------
   Cash, end of period                                               $57            $364
                                                                  ======          ======

 Cash payments for:
   Interest                                                         $896            $805
   Income taxes                                                       $4            $280





The accompanying notes are an integral part of these condensed financial statements.

                                   FORM 10-Q

                        PART 1  -  FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Basis of Presentation

    The accompanying unaudited condensed, consolidated financial statements of MTL INC. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-K dated March 27, 1996.

    Operating results for the quarter ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  SUBSEQUENT EVENT:

    In May 1996, the Company intends to complete the acquisition of Levy Transport Ltd. (Levy), a Canadian transporter of bulk liquids, by purchasing all the stock of Levy. The acquisition will be accounted for as a purchase, with the excess of the acquisition cost over the fair value of Levy's net assets being assigned to goodwill. In conjunction with the acquisition, the Company will enter into a five-year employment agreement with the former owner of Levy to be president of Levy.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
             FIRST QUARTER 1996 COMPARED TO THE FIRST QUARTER 1995



The Company's operating results are affected by the shipments for the bulk chemical industry. Shipments of chemical products are in turn affected by many other industries, including consumer and industrial products, automotive, paint and coatings and paper, and tend to vary with changing economic conditions. The Company also participates in the shipment of bulk food products through its food-grade division. The volume of food products and certain other consumer products tends to be subject to fewer fluctuations due to swings in economic activity.

For the quarter ended March 31, 1996, revenue totaled $51.0 million, an 11.8% increase over revenue of $45.6 million for the same period in 1995. The Company attributes its increased revenues to continued strength in chemical industry shipments nationwide, as well as MTL's success in implementing its private carriage conversion strategy.

For the quarter ended March 31, 1996, operating income totaled $4.2 million, representing a 5.9% increase compared to $3.9 million for the same period in 1995. This increase is primarily due to the increase in sales as the Company's operating ratio has not changed materially.

Net interest expense decreased slightly to $780,000 in the quarter ended March 31, 1996, from $797,000 in the quarter ended March 31, 1995.

Pretax income for the quarter ended March 31, 1996, totaled $3.4 million, a 10% increase compared to $3.1 million for the same period in 1995. Pretax income increased primarily due to the increase in operating income year to year.

For the quarter ended March 31, 1996, the Company's net income and earnings per share were $2.0 million and $0.45 respectively, compared to $1.8 million and $0.41 respectively for the same period in 1995. Weighted average shares outstanding increased from 4,536,000 in the first quarter of 1995 to 4,558,000 in the first quarter of 1996. As of March 31, 1996, a total of 4,518,883 shares were outstanding.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES







LIQUIDITY AND CAPITAL RESOURCES




The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions. Net cash provided by operating activities totaled $3.9 million for the three month period ending March 31, 1996 versus $2.9 million for the same period in 1995. Cash used in financing activities totaled $0.97 million during the three month period ending March 31, 1996, compared to $4.1 million provided by financing activities during the comparable period in 1995. This difference is attributable to decreased borrowing in 1996.

Capital used for investing activities totaled $3.2 million for the three month period ended March 31, 1996, compared to $7.4 million used for the comparable 1995 period. Capital was used primarily to acquire additional revenue equipment to expand the Company's operations.

The Company maintains a $50,000,000 unsecured revolving credit facility with a group of banks maturing in May of 1998. As of March 31, 1996, the Company has available $38.0 million under this revolving credit facility. In February of 1996, the Company closed on a $25,000,000 10 year fixed rate, unsecured, private placement of debt which was used to pay down the unsecured revolving credit facility.

The Company's management believes that the available borrowings under the loan agreement, together with available cash and internally generated funds, will be sufficient to fund MTL's continued growth and meet its working capital requirements for the foreseeable future.

                                   FORM 10-Q

                        PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings

           Reference is made to Item 3. on page 10 of the Company's Form 10-K for the year ended December 31, 1995. There have been no material changes in the Company's legal proceedings since this filing.

                                   Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      MTL INC.
                                       -----------------------------------------
                                                   (Registrant)


         April 29, 1996                     /s/ CHARLES J. O'BRIEN, JR.
- - -------------------------------        -----------------------------------------
                                       CHARLES J. O'BRIEN, JR., (CEO, PRESIDENT)
                                       (DULY AUTHORIZED OFFICER)

         April 29, 1996                     /s/ RICHARD J. BRANDEWIE
- - -------------------------------        -----------------------------------------
                                        RICHARD J. BRANDEWIE, (TREASURER)
                                       (PRINCIPAL FINANCIAL OFFICER)