Form 10-Q
period 1996-06-30
MTL INC
filed 1996-07-26
CIK 922863

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

{ X }    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996
                              --------------------------------------------------

                                     or

{   }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number                         0-24180
                      ----------------------------------------------------------

                                  MTL INC.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             FLORIDA                                            59-3239073
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


3108 CENTRAL DRIVE, PLANT CITY, FLORIDA                            33567
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (813) 754-4725
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                           Outstanding at June 30, 1996
- ------------------------------------          ----------------------------------
   (Common stock, $.01 par value)                          4,521,804

                           MTL INC. AND SUBSIDIARIES

                                     INDEX


                                                                                 Page No.
Part I   Financial Information

         Item 1     Financial Statements (unaudited)

         Condensed consolidated balance sheets -
          June 30, 1996 and December 31, 1995                                        1

         Condensed consolidated statements of income -
          three months and six months ended June 30, 1996 and 1995                   2

         Condensed consolidated statements of cash flows -
          six months ended June 30, 1996 and 1995                                    3


         Notes to condensed consolidated financial statements                        4

         Item 2     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

         Management's discussion and analysis of financial
          condition and results of operations                                       5-6

Part II  Other Information

         Item 1     Legal Proceedings                                                7

         Item 6     Exhibits -

                    Reports on Form 8-K:                                             7




                    Signatures                                                       8

                                   FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In thousands)

                                                ASSETS
                                                                  June 30,          December
                                                                    1996              1995
                                                                -----------         ---------
                                                                (Unaudited)            *
Current Assets
 Cash                                                             $    335          $    322
 Accounts receivable                                                33,910            24,579
 Allowance for doubtful accounts                                    (1,183)           (1,019)
 Current maturities of other receivables                               984               970
 Notes receivable                                                      433               202
 Inventories                                                           664               457
 Prepaid expenses                                                    2,036             1,616
 Prepaid tires                                                       3,267             3,258
 Income tax receivable                                                 153               492
 Deferred income taxes                                               2,830             2,737
 Other                                                                   0               193
                                                                  --------          --------
      Total current assets                                          43,429            33,807
Property, Plant and Equipment                                      172,816           156,785
 Less - accumulated depreciation and amortization                  (54,554)          (48,885)
                                                                  --------          --------
                                                                   118,262           107,900
Other Assets                                                         7,179             4,033
                                                                  --------          --------
                                                                  $168,870          $145,740
                                                                  ========          ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current maturities of indebtedness                               $ 10,033          $  6,373
 Accounts payable and accrued expenses                               9,225             7,609
 Independent contractors payable                                     5,058             2,899
 Other current liabilities                                           3,528             3,858
                                                                  --------          --------
      Total current liabilities                                     27,844            20,739
 Long term debt, less current maturities                            48,326            40,236
 Capital lease obligations, less current maturities                  1,336             2,235
 Other long term obligations                                         4,734             3,622
 Deferred income taxes                                              22,277            18,850
 Commitments and contingent liabilities

Stockholders' Equity
 Common stock                                                           45                45
 Other stockholders' equity                                         64,308            60,013
                                                                  --------          --------
      Total stockholders' equity                                    64,353            60,058
                                                                  --------          --------
                                                                  $168,870          $145,740
                                                                  ========          ========

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

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                              INCOME (Unaudited)
                     (In thousands, except per share data)


                                            Six months ended         Three months ended
                                                 June 30,                 June 30,
                                             1996       1995          1996        1995
                                           --------    -------       -------     -------
Operating Revenues                         $101,076    $86,092       $54,364     $44,560
  Transportation                              8,748      8,209         4,440       4,111
                                           --------    -------       -------     -------
  Other                                     109,824     94,301        58,804      48,671
                                           --------    -------       -------     -------

Operating Expenses
  Purchased transportation                   69,857     59,638        36,713      30,820
  Depreciation and amortization               6,086      4,776         3,323       2,463
  Other operating expenses                   25,000     21,644        14,049      11,076
                                           --------    -------       -------     -------
        Operating income                      8,881      8,243         4,719       4,312

Interest expense, net                         1,670      1,703           890         906
Other expense                                  (118)         6           (74)        (14)
                                           --------    -------       -------     -------
        Income before taxes                   7,329      6,534         3,903       3,420

Income taxes                                  3,005      2,658         1,615       1,384
                                           --------    -------       -------     -------
        Net income                         $  4,324    $ 3,876       $ 2,288     $ 2,036
                                           ========    =======       =======     =======

Weighted average number of
  shares outstanding                          4,559      4,539         4,561       4,540


Net income per share                       $   0.95    $  0.85       $  0.50     $  0.45


             The accompanying notes are an integral part of these
                       condensed financial statements.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH
                              FLOWS (Unaudited)
                     (In thousands, except per share data)


                                                                Six months ended June 30,
                                                                   1996          1995
                                                                 -------       -------
Cash provided by (used for)
 Operating activities:
   Net income                                                    $ 4,324       $ 3,876
   Adjustments for non cash charges                                7,923         6,166
   Changes in assets and liabilities                              (3,248)       (3,293)
                                                                 -------       -------
          Net cash provided by operating activities                8,999         6,749

 Investing activities:
   Repayment from investee                                           124             9
   Investment in Subsidiary - net of cash                         (4,602)            0
   Capital expenditures                                           (7,129)      (14,014)
   Proceeds from asset dispositions                                  811         1,523
                                                                 -------       -------
         Net cash used for investing activities                  (10,796)      (12,482)

 Financing activities:
   Proceeds from issuance of long term debt                        7,000         8,438
   Payment of obligations                                         (5,184)       (3,072)
   Issuance of common stock - net                                     29             2
                                                                 -------       -------
         Net cash (used in) provided by financing activities       1,845         5,368


   Net decrease in cash                                               48          (365)
   Effect of exchange rate changes on cash                           (35)            0
   Cash, beginning of period                                         322           723
                                                                 =======       =======
   Cash, end of period                                           $   335       $   358
                                                                 =======       =======

 Cash payments for:
   Interest                                                      $ 1,898       $ 1,722
   Income taxes                                                  $   838       $ 1,384





             The accompanying notes are an integral part of these
                       condensed financial statements.

                                  FORM 10 - Q

                   Item 1. Financial Statements and Exhibits
                           MTL INC. AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

         Operating results for the quarter ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.       ACQUISITION:

         On June 11, 1996, the Company closed on a share purchase agreement wherein the company acquired all the outstanding stock of Levy Transport Ltd. ("Levy"), a Quebec - based tank truck carrier from Les Placements Marlin Lt'ee.

         Levy services the chemical, petroleum and glass industries with a fleet of over 400 trucks and tank trailers. The Company intends to continue providing these services and expand upon existing customer relationships by increasing fleet size in these markets. The purchase price of $5,148,745. was financed with borrowings from the Company's unsecured line of credit with the bank. The terms of the agreement stipulated $4,416,949. be paid in cash at the time of the closing and a promissory note in the amount of $365,898. be executed. Additionally, $365,898. will be held in escrow as security for the Company in the event any unanticipated claim is asserted. The purchase price was determined based upon fair market value of the assets acquired and the discounted, projected profit potential of the Levy operation after consolidation with the Company. This transaction was accounted for as a purchase with goodwill in the amount of $1,616,000. recorded. The Company is amortizing the goodwill over 15 years using the straight line method.

         The Company granted 100,000 stock options to the president of Levy in connection with an employment agreement executed at the Levy closing.

         SUPPLEMENTAL DISCLOSURE OF PRO FORMA CONSOLIDATED FINANCIAL INFORMATION. The accompanying disclosure gives retrospective effect to the share purchase agreement between the Company and Les Placements Marlin Lt'ee as if Levy had been owned for the entire period presented.

         Revenues for the six months ended June 30, 1996 and 1995:
         $119,516,000. and $107,146,000. respectively. Net income for the six months ended June 30, 1996 and 1995: $4,331,000. and $3,774,000.
         respectively. Earnings per share for the six months ended June 30, 1996 and 1995: $0.95 and $0.83 respectively.

                                  FORM 10-Q

                        PART 1 - FINANCIAL INFORMATION
                          MTL INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
           SECOND QUARTER 1996 COMPARED TO THE SECOND QUARTER 1995



The Company's operating results are affected by the shipments for the bulk chemical industry. Shipments of chemical products are in turn affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. The Company also participates in the shipment of bulk food products through its food-grade division. The volume of food products and certain other consumer products tends to be subject to fewer fluctuations due to swings in economic activity.

All of the operating results for the second quarter of 1996 have been impacted by the addition of Levy Transport Ltd. to the Corporate group effective May 1, 1996.

For the quarter ended June 30, 1996, revenue totaled $58.8 million, a 20.8% increase over revenue of $48.7 million for the same period in 1995. Excluding Levy revenue, the Company's revenue would have been $53.5 million which represents an increase of approximately 10% over the comparable period last year. The Company attributes its increased revenues to continued strength in chemical industry shipments nationwide, as well as MTL's success in implementing its private carriage conversion strategy.

For the quarter ended June 30, 1996, operating income totaled $4.7 million, representing a 9.4% increase compared to $4.3 million for the same period in 1995. This increase is primarily due to the increase in sales.

Net interest expense decreased slightly to $890,000 in the quarter ended June 30, 1996, from $906,000 in the quarter ended June 30, 1995.

Pretax income for the quarter ended June 30, 1996, totaled $3.9 million, a 14% increase compared to $3.4 million for the same period in 1995. Pretax income increased primarily due to the increase in operating income year to year.

For the quarter ended June 30, 1996, the Company's net income and earnings per share were $2.3 million and $0.50 respectively, compared to $2.0 million and $0.45 respectively for the same period in 1995. Weighted average shares outstanding increased from 4,540,000 in the second quarter of 1995 to 4,561,000 in the second quarter of 1996. As of June 30, 1996, a total of 4,521,804 shares were outstanding.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES





LIQUIDITY AND CAPITAL RESOURCES




The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions. Net cash provided by operating activities totaled $9.0 million for the six month period ending June 30, 1996, versus $6.7 million for the same period in 1995. Cash provided by financing activities totaled $1.8 million during the six month period ending June 30, 1996, compared to $5.4 million provided by financing activities during the comparable period in 1995. This difference is attributable to increased payment of obligations in 1996.

Capital used for investing activities totaled $10.8 million for the six month period ended June 30, 1996, compared to $12.5 million used for the comparable 1995 period. Capital was used primarily to purchase Levy Transport Ltd. and acquire additional revenue equipment to expand the Company's operations.

In February of 1996, the Company closed on a $25,000,000 ten year fixed rate, unsecured private placement of debt which was used to pay down the unsecured revolving credit facility. Additionally, the Company maintains a $50,000,000 unsecured revolving credit facility with a group of banks maturing in May of 1999. As of June 30, 1996, the Company has available $34.2 million under this revolving credit facility.

The Company's management believes that the available borrowings under the loan agreement, together with available cash and internally generated funds, will be sufficient to fund MTL's continued growth and meet its working capital requirements for the foreseeable future.

                                   FORM 10-Q

                          PART II - OTHER INFORMATION


ITEM 1.          Legal Proceedings

                 Reference is made to Item 3, on page 10 of the Company's Form 10-K for the year ended December 31, 1995. There have been no material changes in the Company's legal proceedings since this filing.



ITEM 6.  (a)     Exhibits:
                 27  Financial Data Schedule (For SEC Use Only)


         (b)     Reports on Form 8-K:
                 In a Form 8 - K filed June 25, 1996 the Company reported the acquisition of Levy Transport LTD.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    MTL INC.
                                       -----------------------------------------
                                                  (Registrant)


         July 26, 1996                       /s/   CHARLES J. O'BRIEN, JR.
- -----------------------------------    -----------------------------------------
                                       CHARLES J. O'BRIEN, JR.,(CEO, PRESIDENT)
                                       (DULY AUTHORIZED OFFICER)

         July 26, 1996                       /s/   RICHARD J. BRANDEWIE
- -----------------------------------    -----------------------------------------
                                       RICHARD J. BRANDEWIE, (TREASURER)
                                       (PRINCIPAL FINANCIAL OFFICER)