Form 10-Q
period 1996-09-30
MTL INC
filed 1996-10-30
CIK 922863

         1                       UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
{ X }	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

{    }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------
Commission File Number:      0-24180
                        --------------------------------------------------
                                    MTL Inc.
--------------------------------------------------------------------------
				     (Exact name of registrant as specified in its charter)
                  FLORIDA                              59-3239073
---------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)		                    Identification No.)

3108 CENTRAL DRIVE, PLANT CITY, FLORIDA                       33567
--------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)
                                  (813) 754-4725
--------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days					[X]  Yes   [ ]   No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.	             	      						[ ]  Yes   [ ]  No

                        APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class 	                    Outstanding at September 30, 1996
--------------------------------   ---------------------------------------
(Common Stock, $.01 par value)			                 4,522,975

                           MTL INC. AND SUBSIDIARIES

                                     INDEX


Part I	Financial Information							                                Page No.

      	Item 1		Financial Statements (unaudited)

      	Condensed consolidated balance sheets -
      	September 30, 1996 and December 31, 1995			                  1-2

      	Condensed consolidated statements of income -
      	three months and nine months ended September 30,
      	1996 and 1995					                                     		      3

      	Condensed consolidated statements of cash flows -
      	nine months ended September 30, 1996 and 1995			               4

      	Notes to condensed consolidated financial statements			        5

      	Item 2		Management's Discussion and Analysis of
    			Financial Condition and Results of Operations

      	Management's discussion and analysis of financial
      	condition and results of operations					                     6-7

Part II	Other Information

      	Item 1		Legal proceedings					                               8

      	Item 6		Exhibits -
            			Reports on Form 8-K	   	                             8

        			    Signatures						                                     8

                                    FORM 10-Q
                           PART 1 - FINANCIAL INFORMATION
                              MTL INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                   (In thousands)

                                       ASSETS

							                                        September 30,		December 31,
                                           								 1996		       	1995
                                               -------------  ------------
                                         						  (Unaudited)         *

Current Assets
 Cash                              	 						       $  1,082      	$    322
 Accounts receivable					                           33,289		       24,579
 Allowance for doubtful accounts			                 (1,310)        (1,019)
 Current maturities of other receivables			            781	       		  970
 Notes receivable						                                591	       		  202
 Inventories						                                  	  653	       		  457
 Prepaid expenses					                               2,705		        1,616
 Prepaid tires						                                 3,395	         3,258
 Income tax receivable						                             0	       		  492
 Deferred income taxes				                	          3,016		        2,737
 Other							                                       	  121	       		  193
                                                  ---------      ---------
   	Total Current assets				                        44,323         33,807

Property, Plant and Equipment		                    175,305		      156,785
 Less-accumulated depreciation and amortization    (57,778)      (48,885)
                                                  ---------     ---------
							                                            117,527		      107,900
Other Assets					                          	         8,444		        4,033
                                                  ---------     ----------
							                                           $170,294		     $145,740
                                                  =========     ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY


                                              September 30,     December 31,
                                                  1996              1995
                                              -------------     -----------
                                                (Unaudited)            *
Current Liabilities
 Current maturities of indebtedness		       	     $ 10,737	     $  6,373
 Accounts payable and accrued expenses		             8,954	        7,609
 Independent contractors payable         			         5,755	        2,899
 Other current liabilities				                       3,325	        3,858
 Income tax payable						                              235		     	     0
                                                  ---------    ----------
   	Total Current liabilities			                    29,006		      20,739


Long term debt, less current maturities		           45,722		      40,236
Capital lease obligations, less current maturities	    685	        2,235
Other long term obligations				                      4,808	        3,622
Deferred income taxes					                          23,192	       18,850
Commitments and contingent liabilities

Stockholders' Equity
 Common Stock				                                  		   45	    		    45
 Other stockholders' equity				                     66,836		     60,013
                                                  ---------    ---------
   	Total stockholders' equity 		                   66,881	      60,058
                                                  ---------    ---------
                                     							      $170,294		   $145,740
                                                  =========    =========














* Condensed from audited financial statements.
	            The accompanying notes are an integral part of these
                         condensed financial statements.

                                     FORM 10-Q

                            PART 1 - FINANCIAL INFORMATION
                              MTL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                         (In thousands, except per share data)

                      		  			    Nine months ended	      Three months ended
				   	                           September 30,	           September 30,
                         				    1996        1995          1996       1995
                               --------  ---------       --------   -------
Operating Revenues
 Transportation		   	         	$159,428   $129,673    	   $58,352   $43,581
 Other					                      13,383	    12,499	         4,635	    4,290
                               --------   --------        -------   -------
                    			     		  172,811   	142,172	        62,987	   47,871
                               --------   --------        -------   -------
Operating Expenses
 Purchased transportation       108,046	    89,864	        38,189   	30,226
 Depreciation and amortization	   9,894	     7,396	         3,808	    2,620
 Other operating expenses		      40,888	    32,298	        15,888   	10,654
                               --------   --------        -------   -------
	Operating income		              13,983     12,614	         5,102	    4,371

Interest expense, net			          2,619	     2,596	           949 	     893
Other expense				                  (102)	      (12)	           16 	     (18)
                               --------   --------        -------   -------
	Income before taxes		           11,466	    10,030	         4,137   	 3,496

Income taxes				                  4,697	     4,106	         1,692   	 1,448
                               --------   --------        -------   -------
	Net income			                 $  6,769	  $  5,924	       $ 2,445   $ 2,048
                               ========   ========        =======   =======

Weighted average number of
 shares outstanding	      		      4,571      4,541	         4,586  	 4,546

Net income per share			           $1.48	     $1.30	         $0.53	   $0.45










              The accompanying notes are an integral part of these
                           condensed financial statements.

                                       FORM 10-Q
                            PART 1 - FINANCIAL INFORMATION
                               MTL INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (In thousands)

                                       							Nine months ended September 30,
                                  							        1996                1995
                                              ----------           ---------
Cash provided by (used for)
Operating activities:
	Net Income					                               $  6,769           		$  5,924
	Adjustments for non cash charges	      	        12,442		              8,795
	Changes in assets and liabilities		             (3,325)	           	 (1,057)
                                               ---------            ---------
	  Net cash provided by operating activities     15,886	            	 13,662
Investing activities:
	Repayment from (Advance to) investee	              157		                  9
	Investment in Subsidiary			                     (4,602)		                 0
	Capital expenditures				                       (10,077)		           (20,540)
	Proceeds from asset dispositions		                 238	           	   1,650
                                               ---------            ---------
	  Net cash used for investing activities		     (14,284)             (18,881)

Financing activities:
	Proceeds from issuance of long term debt  	      6,000	            	 14,442
	Payment of obligations			                       (6,875)		            (9,597)
	Issuance of common stock - net			                   38		                  2
                                               ---------            ---------
   Net cash (used in) provided by financing
	  activities					                                 (837)		             4,847

Net increase in cash				                  	         765		              (372)
Effect of exchange rate changes on cash			           (5)		               (0)
Cash, beginning of period				                       322		               723
                                               ---------           ---------
Cash, end of period					                       $  1,082		          $    351
                                               =========           =========
Cash payments for:
	Interest						                                $  2,956	         	 $  2,640
	Income taxes					                             $  1,494		          $  2,622









                The accompanying notes are an integral part of these
                             condensed financial statements.

        7                              FORM 10-Q
                             Item 1.  Financial Statements
                                MTL INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation
The accompanying unaudited condensed, consolidated financial statements of MTL Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Form 10-K dated March 27, 1996.

Operating results for the quarter ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.	ACQUISITION:

On June 11, 1996 the Company acquired all the outstanding stock of Levy Transport Ltd. ("Levy"), a Quebec-based tank truck carrier, from Les Placements Marlin Lt'ee.

Levy services the chemical, petroleum and glass industries with a fleet of over 400 trucks and tank trailers. The Company intends to continue providing these services and expand upon existing customer relationships by increasing fleet size in these markets. The purchase price of $5,148,745 was financed with borrowings from the Company's unsecured line of credit with a bank. The terms of the agreement stipulated $4,416,949 be paid in cash at the time of the closing and a promissory note in the amount of $365,898 be executed. Additionally, $365,898 is held in escrow as security for the Company in the event any unanticipated claim is asserted. The purchase price was determined based upon the fair market value of the net assets acquired. The transaction was accounted for as a purchase with goodwill in the amount of $1,616,000 recorded. The Company is amortizing the goodwill over 15 years using the straight line method.

The Company granted an option to purchase 100,000 shares of the Company's common stock to the president of Levy in connection with an employment agreement executed at the Levy closing.

3.	SUPPLEMENTAL DISCLOSURE OF PRO FORMA CONSOLIDATED FINANCIAL
  	INFORMATION:

The following disclosure gives retroactive effect to the share purchase agreement between the Company and Les Placements Marlin Lt'ee as if Levy had been owned for the entire period presented.

Revenues for the nine months ended September 30, 1996 and 1995: $182,503,000 and $161,823,000, respectively. Net income for the nine months ended September 30, 1996 and 1995: $6,776,000 and $5,903,000 respectively. Net income per share for the nine months ended September 30, 1996 and 1995:
$1.48 and $1.30 respectively.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                            MTL INC. AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                               RESULTS OF OPERATIONS
              THIRD QUARTER 1996 COMPARED TO THE THIRD QUARTER 1995




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

All of the operating results for the third quarter of 1996 have been impacted by the acquisition of Levy Transport Ltd. ("Levy") effective May 1, 1996.

For the quarter ended September 30, 1996, revenues totaled $63.0 million, a 31.6% increase over revenues of $47.9 million for the same period in 1995. Excluding Levy revenues and the Company's Canadian revenue for 1995 now handled by Levy, the Company's revenues would have been $54.2 million which represents an increase of approximately 15.5% over the comparable period last year. The Company attributes its increased revenues to continued strength in chemical industry shipments nationwide, as well as MTL's success in implementing its private carriage conversion strategy.

For the quarter ended September 30, 1996, operating income totaled $5.1 million, representing a 16.7% increase compared to $4.4 million for the same period in 1995. This increase is primarily due to the increase in revenues. The Company's operating ratio for the quarter was 91.9%, compared to 90.9% for the comparable quarter in the prior year.

Net interest increased slightly to $949,000 in the quarter ended September 30, 1996, from $893,000 in the quarter ended September 30, 1995.

Pretax income for the quarter ended September 30, 1996, totaled $4.1 million, an 18.3% increase compared to $3.5 million for the same period in 1995. Pretax income increased primarily due to the increase in operating income year to year.

For the quarter ended September 30, 1996, the Company's net income and earnings per share were $2.4 million and $0.53 respectively, compared to $2.0 million and $0.45 respectively for the same period in 1995. Weighted average shares outstanding increased from 4,546,000 in the third quarter of 1995 to 4,586,000 in the third quarter of 1996. As of September 30, 1996, a total of 4,522,975 shares were outstanding.

                                      FORM 10-Q

                             PART 1 - FINANCIAL INFORMATION
                                MTL INC. AND SUBSIDIARIES





                             Liquidity and Capital Resources



The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions. Net cash provided by operating activities totaled $15.9 million for the nine month period ending September 30, 1996, versus $13.7 million for the same period in 1995. The cash used in financing activities totaled $0.8 million during the nine month period ending September 30, 1996, compared to $4.8 million provided by financing activities during the comparable period in 1995. This difference is attributable to a reduction in proceeds from the issuance of long term debt.

Capital used for investing activities totaled $14.3 million for the nine month period ended September 30, 1996, compared to $18.9 million used for the comparable 1995 period. Capital was used primarily to purchase Levy and acquire additional revenue equipment to expand the Company's operations.

In February of 1996, the Company closed on a $25,000,000 ten-year fixed rate, unsecured private placement of debt which was used to pay down the Company's unsecured revolving credit facility. Additionally, the Company maintains a $50,000,000 unsecured revolving credit facility with a group of banks maturing in May of 1999. As of September 30, 1996, the Company has available $34.0 million under this revolving credit facility. In September 1996, the Company closed on a $10,000,000 unsecured credit facility for use in Canada by Levy.

The Company's management believes that borrowings under the loan agreements, together with available cash and internally generated funds, will be sufficient to fund MTL's continued growth and meet its working capital requirements for the foreseeable future.

                                    FORM 10-Q

                            PART II - OTHER INFORMATION


ITEM 1.		Legal Proceedings

	        Reference is made to Item 3 on page 10 of the Company's Form 10-K for the year ended December 31, 1995. There have been no material changes in the Company's legal proceedings since this filing.



ITEM 6.		(a) Exhibits:
             27 Financial Data Schedule (For SEC Use Only)

       		(b) Reports on Form 8-K:  None








                                  Signatures




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            					    MTL INC.
                                     ----------------------------------------
                                                   (Registrant)


           October 30, 1996		               /S/ CHARLES J. O'BRIEN, JR.
---------------------------------    -----------------------------------------
                                     CHARLES J. O'BRIEN, JR., (CEO, PRESIDENT)
					                                        (DULY AUTHORIZED OFFICER)


           October 30, 1996			              /S/ RICHARD J. BRANDEWIE
---------------------------------    -----------------------------------------
					                                     RICHARD J. BRANDEWIE, (TREASURER)
                                       					(PRINCIPAL FINANCIAL OFFICER)