Form 10-K
period 1996-12-31
MTL INC
filed 1997-03-28
CIK 922863

                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended
December 31, 1996                               Commission File No: 0-24180

                                    MTL INC.
               ----------------------------------------------------
              (Exact name of registrant as specified in its charter)


          Florida                                         59-3239073
----------------------------                   -------------------------------
(State of other jurisdiction                 (IRS Employer Identification No.)
      of incorporation)


3108 Central Drive, Plant City, FL                        33567
---------------------------------------              ----------------
(Address of principal executive offices)                (Zip Code)


                             (813) 754-4725
             --------------------------------------------------
             Registrant's telephone number, including Area Code

          Securities registered pursuant to Section 12(b) of the Act:
                                   None

          Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X      No
                                   -----      -----

As of December 31, 1996, 4,523,739 shares of common stock were outstanding, and the aggregate market value of the common stock of MTL Inc. held by nonaffiliates (2,052,771 shares) was approximately $41,568,613 based on the market price at that date.

                     DOCUMENTS INCORPORATED BY REFERENCE
Registrant's Definitive Proxy Statement Regarding the 1997 Annual Shareholders Meeting is Incorporated by Reference in Part III of this Report.

PART I

Item 1.  Business

     MTL Inc. (the "Company") is a tank truck carrier engaged in the transportation of bulk liquid products in both interstate and intrastate commerce, and to a lesser extent international commerce. The Company provides a complete line of bulk liquid transportation services and provides dependable, safe and timely service designed to meet the specialized needs of its customers. The Company is headquartered in Plant City, Florida and serves a wide variety of manufacturing and industrial users throughout the continental United States, Canada and Mexico. The Company transports a broad range of chemical and petroleum products, including resins, latex, acids, alcohols, solvents, corrosives and compressed gasses. The Company, through a separate division, also transports food products. Many of the products transported require specialized trailers and experienced personnel skilled in the safe and efficient handling of these various products.

Affiliate Program

     The Company maintains an Affiliate program in order to leverage its operating expertise, provide appropriate incentives to its terminal management, and reduce fixed costs incurred in operating multiple terminals and maintaining a large fleet of tractors and trailers. As of December 31, 1996, 44 of the 70 terminals in the Company's network were operated by Affiliates. In 1996, Affiliates were responsible for $124.5 million in transportation revenue, or approximately 52.9% of the Company's total revenues. Affiliate facilities are frequently staffed by former Company employees who now work directly for an Affiliate. The Company currently has Affiliate arrangements with 27 independently-owned businesses.

     The Affiliates are established and maintained as independent corporations in order to preserve the entrepreneurial motivation common to small businesses. Each Affiliate enters into a comprehensive contract with the Company pursuant to which it is required to operate exclusively for MTL. Each Affiliate is supervised by MTL's corporate staff and is linked via computer to the Company's central management information system located at its Plant City headquarters. From a customer's viewpoint, the Affiliate operations are virtually indistinguishable from Company-owned operations.

     Affiliates obtain various benefits from their relationship with the Company, such as greater equipment utilization through participation in the Company's backhaul program, enhancement of customer networks, driver recruitment, safety training, expanded marketing resources and access to sophisticated management information systems. Affiliates also benefit from the Company's purchasing leverage for insurance coverage, revenue equipment, fuel, tires, and other significant operating requirements.

     Affiliates operate under the marketing identity of MTL and receive 85% of gross revenues from each shipment they transport. Affiliates are responsible for their own operating expenses and debt service. The Company pays its Affiliates weekly on the basis of completed billings to customers. The Company collects all accounts receivable and deducts any amounts advanced for fuel, insurance, or other miscellaneous expenses, including charges (as applicable) for the Company's tank trailers, from these weekly billing settlements.

     Contracts with Affiliates typically carry a one year term, renewable on a yearly basis unless terminated by either party. During the last four years, the Company has terminated six Affiliates from the Company's network for failing to meet the Company's standards. None of the terminated Affiliates had annual revenues in excess of $5 million. Contracts between the Company and its Affiliates also contain restrictive covenants which prohibit Affiliates from competing directly with the Company in a specific geographic area for a period of one year following termination of a contract.

     Affiliates engage their own drivers and personnel. They also utilize the services of owner operators. The Affiliate assumes all operating expenses such as fuel, licenses, fuel taxes and tank cleaning. However, the Company reimburses Affiliates for certain expenses passed through to its customers, such as tolls and scaling charges.

     Affiliates are required to pay for their own workers' compensation coverage and liability insurance, which must meet both Company and statutory coverage levels. Liability beyond the obligations of the Affiliate is the responsibility of the Company or its insurer. The Company makes additional insurance coverage available to its Affiliates for physical damage, bobtail (tractor only), health and life, and garage-keepers insurance.

Owner-Operators

     The Company and its Affiliates extensively utilize owner-operators. Owner-operators are independent contractors who, through a contract with the Company, supply one or more tractors and drivers for Company or Affiliate use. Owner-operators are compensated on the basis of a fixed percentage of the revenue generated from shipments they haul. The owner-operator must pay all operating expenses for his tractor, including wages, benefits, fuel, insurance, maintenance, highway use taxes, and debt service. An owner-operator may decline to accept a particular load if it fails to meet his financial expectations. All owner-operators utilized by either the Company or an Affiliate must meet specified guidelines relating to driving experience, safety records, tank carriage experience, and physical examinations in accordance with DOT regulations. The Company emphasizes safety to its independent contractors and their drivers and maintains driver safety inspection programs, safety awards, terminal safety meetings and stringent driver qualifications. The contract between the owner-operator and the Company is terminable by either party upon short notice.

     The Company and its Affiliates dedicate significant resources to recruiting and retaining owner-operators. The Company attempts to enhance the profitability of its owner-operators through purchasing programs which take advantage of the Company's significant purchasing power. Programs cover such operating expense items as fuel, tires and insurance. As of December 31, 1996, the Company had contracts with 788 owner-operators.

Marketing

     The Company conducts its marketing activities at both the national and local levels. The Company employs 21 geographically dispersed sales managers who market the Company's services primarily to national accounts. These sales managers have extensive experience in marketing specialized tank truck transportation services. The corporate sales staff also concentrate on developing dedicated logistics opportunities. The Company's senior management is actively involved in the marketing process, especially in marketing to national accounts. In addition, a large part of the Company's marketing is conducted locally by the Company's terminal managers and dispatchers who act as local customer service representatives. These managers and dispatchers maintain regular contact with shippers and are uniquely positioned to identify the changing transportation needs of customers in their respective geographic areas.

Customers

     The Company's client base consists of customers located throughout North America, including many Fortune 500 companies. The Company's large and varied customer base limits the Company's dependence upon any one customer or group of customers. During 1996, no single customer accounted for more than 7.1% of the Company's total revenues.

Equipment Charges

     The Company provides dedicated tractors and trailers (including ISO containers) to Affiliates and other third parties, including shippers. The Company deducts equipment charges from the weekly settlements paid to its Affiliates. This program generated revenues of approximately $18 million in 1996. Trailer terms range from 1 to 84 months. Tractor terms range from 12 to 60 months and may include a purchase option.

     In 1995 the Company developed a tractor purchasing program to enable owner-operators to purchase and finance equipment directly through various lenders. The Company is willing to sign a re-marketing agreement with lenders in return for a management or agency fee from the lender.

     In addition, customers pay a dedicated equipment charge when they desire equipment of a specialized nature.

Revenue Equipment

     As of December 31, 1996, the Company owned, or held directly under lease, 3,208 tank trailers and ISO containers, of which 1,978 were leased to Affiliates and 425 were leased to other third parties. In addition, the Company's fleet is supplemented by 489 trailers owned by Affiliates and 67 trailers owned by shippers. A typical tank trailer measures 42.5 feet in length, eight feet in width and 10.5 feet in height. The volume of the trailer ranges from 5,000 to 7,000 gallons with a payload capacity of up to 55,000 pounds. The cost of a new standard stainless steel tank trailer ranges from $47,000 to $64,000, depending on specifications. The Company's capital expenditures for new and used trailers in 1996 were $10.5 million for the purchase of approximately 240 trailers.

     Management believes that the quality of the Company's tank trailer fleet helps differentiate the Company from other carriers within its industry. The majority of the Company's linehaul tank trailers were manufactured according to detailed specifications by a former subsidiary of the Company, which is now owned by a corporation owned by the adult child of Elton Babbitt, the Company's Chairman of the Board. Management believes that these customized stainless steel trailers are superior to those of other manufacturers. The Company's stainless steel linehaul tank trailers have an average age of 9.6 years, well below the industry average. The useful life expectancy of these high-quality tanks is approximately 20 years.

     As of December 31, 1996, the Company owned, or operated under capitalized leases, 443 tractors, of which 143 were leased to Affiliates and owner-operators. The Company primarily purchases high-end tractors manufactured by Mack, Freightliner, and/or Peterbilt. In 1996, the Company purchased 51 new tractors at an average cost of $63,000 to $78,000 per tractor and affiliates and owner-operators purchased an additional 185. The Company generally finances its tractors through secured borrowings or under its unsecured revolving credit facility. The Company attempts to standardize its equipment purchases which reduces training and parts inventory costs and allows for a more standardized preventive maintenance program.

Quality Assurance Program

     The Company has implemented a Quality Assurance Program at all levels of the Company. The primary goal of this program is to create the highest level of customer and employee satisfaction. In furtherance of this goal, the Company proudly achieved ISO9002 certification in 1994. ISO9002 is an internationally recognized quality standard, increasingly requested by shippers. To date, only a few tank truck carriers have received this certification.

     Management has demonstrated its continued commitment to this program by appointing a Quality Director empowered to organize, implement, and direct the Company's Quality Assurance Program. The Company organized a national steering council, corporate teams, six regional teams and individual terminal teams which meet periodically to discuss and review the Company's performance. The Company measures various quality related factors on a monthly basis such as prevention of accidents, spills and work injuries, driver turnover and tractor-trailer inspection compliance. The Company also utilizes employee and driver award programs to reward outstanding individual performance.

     The Company is a Partner in the Chemical Manufacturers Association's
(CMA) Responsible Care Partnership Program, a voluntary industry initiative designed to enhance the safe management and transportation of chemicals.

     The program was developed to assist the chemical industry and those who are involved with its products and processes in improving their performance in health, safety and environmental quality in response to heightened public concerns. Responsible Care, a broad chemical industry commitment, is becoming widely recognized as the leading performance improvement initiative in the U.S., with carrier participation in this program viewed favorably by shippers.

Intermodal and Bulk Rail Operations

     The Company offers a wide range of Intermodal services by transporting ISO containers on specialized chassis to and from a primary mode of transportation such as rail, barge or vessel. The Company also provides rail transloading services which enable products to be transloaded directly from rail car to trailer. This allows shippers to combine the economy of long-haul rail transportation with the flexibility of local truck delivery.

Tank Wash Operations

     To maximize equipment utilization, the Company relies on 17 Company and Affiliate tank wash facilities, as well as the services of other unrelated commercial tank wash facilities located throughout its operating network. The Company and Affiliate facilities allow MTL to generate additional tank washing fees from non-affiliated carriers and shippers. Management believes that the availability of these facilities enables the Company to provide an integrated service package to its customers. New tank washing facilities require significant capital investment and regulatory approvals.

Maintenance

     Most terminals provide preventive maintenance and service and receive computer generated reports which indicate when inspection and/or servicing of units is required. Major repairs are performed by unaffiliated third parties. The Company complies with DOT periodic inspection requirements by performing inspections on its tractors every 60 days as part of its company-wide service/inspection program. MTL's maintenance facilities are registered with DOT and are qualified to perform tank inspections and repairs for the Company's fleet and equipment owned by third parties.

Drivers and Other Personnel

     At December 31, 1996, the Company and its Affiliates employed 1,648 persons, of whom 945 were drivers, 148 were mechanics, 79 were tankwashers and the balance were support personnel, including clerical, administrative and dispatcher personnel. In addition, the Company and its Affiliates utilized the services of 788 owner-operators as of December 31, 1996. The Company dedicates significant resources to driver recruiting and retention. The annual turnover rate for the Company's drivers (including those employed by Affiliates and owner-operators) was approximately 48% in 1996.

     Each terminal manager has direct responsibility for hiring drivers and administrative personnel. Where appropriate, the terminal manager is also responsible for hiring mechanics, customer service, and tank wash personnel. Company drivers and owner-operators are hired in accordance with specific guidelines regarding safety records, driving experience and a personal evaluation of the Company's staff. The Company employs only qualified tank truck drivers with a minimum of two years of over-the-road, tractor trailer experience. These drivers are then enrolled in a rigorous training program conducted at one of the Company's three safety schools.

     Owner-operators are retained by the Company under contracts cancelable by either party upon written notice. Owner-operators retain responsibility for their own operating expenses and debt service. The Company provides its employees with health, dental, vision, life, and certain other insurance coverages. These same insurance programs are available to Affiliates and owner-operators for a fee.

     Fourteen employees of a subsidiary (one terminal) and 116 employees of two Affiliates (three terminals) are members of the International Brotherhood of Teamsters.

Risk Management and Insurance/Safety

     The primary risks associated with the Company's business are bodily injury and property damage, workers' compensation claims and cargo loss and damage. The Company maintains insurance against these risks and is subject to liability as a self-insurer to the extent of the deductible under each policy. The Company currently maintains liability insurance for bodily injury and property damage in the amount of $100,000,000 per incident, subject to a

$500,000 deductible. The Company currently maintains first dollar Workers Compensation Insurance coverage. The Company is also self-insured for damage or loss to the equipment it owns or leases, and the Company is self-insured for cargo losses.

     MTL has received national safety awards from the National Tank Truck Carriers Association. In addition to following DOT regulations requiring random drug test and post-accident drug testing, the Company rigorously enforces its accident and incident reporting and follow-up standards.

     The Company employs a safety and insurance staff of 21 professionals. In addition, the Company employs specialists to perform compliance checks and conduct safety tests throughout the Company's operations. The Company conducts a number of safety programs designed to promote compliance with rules and regulations and to reduce accidents and cargo claims. These programs include training programs, driver recognition programs, an ongoing Substance Abuse Prevention Program, driver safety meetings, distribution of safety bulletins to drivers, and participation in national safety associations.

Fuel

     Any increase in fuel taxes or in fuel prices could have a direct effect on the Company's operating results to the extent that such increases could not be passed along to its customers. Similarly, any increase in fuel taxes or in fuel prices could also adversely affect the profitability of the Affiliates and owner-operators to the extent such increases could not be passed along to customers. Management believes that the Company's and Affiliates' operations are no more susceptible to fuel price increases or fuel shortages than its competitors. The Company has a fuel purchase program for Affiliates and owner-operators pursuant to which the Company negotiates fuel discounts with truck-stop operations which are then passed along to the Affiliates and owner-operators. The Company stores only a small amount of fuel at its terminals and has few underground storage tanks.

Competition

     The tank truck business is extremely competitive and fragmented. The Company competes primarily with other tank truck carriers and private carriers in the various states. With respect to certain aspects of its business, the Company also competes with intermodal transportation, railroads and less-than-truckload carriers. Intermodal transportation has increased in recent years as reductions in train crew size and the development of new rail technology have reduced costs of intermodal shipping.

     Competition for the freight transported by the Company is based primarily on rates and service. Management believes that the Company enjoys significant competitive advantages over other tank truck carriers because of the Company's overall fleet size, the wide range of equipment, its geographically dispersed terminals and tank wash facilities, and its low cost structure.


     The Company's largest competitors are Matlack Systems, Inc. and Chemical Leaman Tank Lines, Inc. In addition, the Company competes with Trimac Transportation Services, Ltd., an operation based in Canada, and with DSI Transports, Inc. and its affiliated companies. There are approximately 195 other recognized tank truck carriers, most of whom are primarily regional operators.

     The Company also competes with other motor carriers for the services of Company drivers and owner-operators. The Company's overall size and its reputation for good relations with Affiliates and owner-operators have enabled it to attract a sufficient number of qualified professional drivers and owner-operators. At times, however, the Company has experienced temporary shortages of qualified drivers.

     Competition from non-trucking modes of transportation and from intermodal transportation would likely increase if state or federal fuel taxes were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

Environmental Program

     The Company's environmental program was designed to assist in the overall maintenance of the Company's environmental affairs as required in today's regulatory environment. The program works to promote an atmosphere of environmental compliance throughout the Company. The program is jointly administered by the WCM Group, an environmental consulting firm based in Houston, and the Company's environmental and safety staff. Internal environmental audits are conducted at each of the Company's facilities twice per year. The audits cover all areas of the terminal including tank wash facilities, safety training and procedures, equipment and grounds and waste water management. The audit also evaluates the facilities' emergency response capabilities.

     The Company's internal program is supplemented by unannounced facility compliance audits performed by the WCM Group. The purpose of these audits is to identify any "Recognized Environmental Conditions," defined as the presence or likely presence of any hazardous substances designated as such by the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or petroleum products on a property which indicates an existing release, a past release or a threat of release of CERCLA hazardous substances or petroleum products into structures on the property or into the ground, surface water, or groundwater of the property or from neighboring properties.

     Claims against the Company for hazardous materials shipments have been negligible in terms of both frequency and cost, primarily as a result of an ongoing driver training program. The Company is a transporter of hazardous materials but does not recommend disposal sites or methods. Accordingly, the Company has not borne and does not believe it will be required to bear any material liability with respect to remediation of disposal sites to which it may have delivered hazardous materials. Potential claims, nonetheless, may arise under various laws and regulations, including CERCLA. There can be no assurance that the Company will not in the future be identified as a "Potentially Responsible Party" at CERCLA sites because of its past actions or because of the actions of its predecessors in interest.

Regulation

     As a motor carrier, the Company is subject to regulation. There are additional regulations specifically relating to the tank truck industry including testing and specifications of equipment and product handling requirements. The Company may transport most types of freight to and from any point in the United States over any route selected by the Company. The trucking industry is subject to possible regulatory and legislative changes

(such as increasingly stringent environmental regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. In addition, the Company's tank wash facilities are subject to stringent local, state and federal environmental regulations.

     The Federal Motor Carrier Act of 1980 (the "Act") served to increase competition among motor carriers and limit the level of regulation in the industry (sometimes referred to as "deregulation"). The Act also enabled applicants to obtain ICC operating authority more readily and allowed interstate motor carriers such as the Company to change their rates by a certain percentage each year without ICC approval. The law also removed many route and commodity restrictions on the transportation of freight. In 1994, Congress adopted the Negotiated Rates Act which requires, among other things, written contracts between shippers and carriers.

     Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimension of equipment are also subject to federal and state regulations. Since 1989, DOT regulations have imposed mandatory drug testing of drivers. To date, the DOT's national commercial driver's license and drug testing requirement have not adversely affected the availability to the Company of qualified drivers. New alcohol testing rules adopted by the DOT in January 1994, became effective in January 1995. These rules require certain tests for alcohol levels in drivers and other safety personnel. The Company does not believe the rules will adversely affect the availability of qualified drivers.

     The "Airport Improvement Act" (the "Act"), which became effective on January 1, 1995, essentially deregulated intra-state transportation by motor carriers. This Act prohibits individual states from regulating entry, pricing or service levels. However, the states retained the right to continue to require certification of carriers, but this certification is based only upon two primary fitness criteria: that of safety and insurance. Prior to January 1, 1995, the Company held intra-state authority in several states. Since that date, the Company has either been "grandfathered in" or has obtained the necessary certification to continue to operate in those states. In states that the Company was not previously authorized to operate, it has obtained certificates (or permits) allowing it to operate or is in the process of obtaining said certificates in order of importance to the Company.

     From time to time, various legislative proposals are introduced to increase federal, state, or local taxes, including taxes on motor fuels. The Company cannot predict whether, or in what form, any increase in such taxes applicable to the Company will be enacted.

Acquisition of Levy

     On June 11, 1996 the Company closed on a share purchase agreement wherein the Company acquired all the outstanding stock of Levy Transport Ltd. ("Levy"), a Quebec-based tank truck carrier. Levy services the chemical, petroleum and glass industries with a fleet of over 400 trucks and tank trailers. The company intends to continue providing these services and expand upon existing customer relationships by increasing fleet size in these markets. The purchase price of $5,148,745 was financed with borrowings from the Company's unsecured line of credit with SunTrust Bank. The terms of the agreement stipulated $4,416,949 be paid in cash at the time of closing and a promissory note in the amount of $365,898 be executed. Additionally, $365,898 will be held in escrow as security for the Company in the event any unanticipated claim is asserted. The purchase price was determined based upon fair market value of assets acquired and the discounted, projected profit potential of the Levy operation after consolidation with the Company.

Item 2.  Properties

     The Company operates through 70 trucking terminals located throughout the United States and Canada. Each of the 26 Company and 44 Affiliate terminals operate as separate profit centers, and terminal managers retain responsibility for most operational decisions in their given service area. Effective supervision of a service area requires maximum personal contact with both customers and drivers. Therefore, to achieve mutually defined operating objectives, the functions of dispatch, customer service, and general administration typically rest within each separate terminal. Cooperation and coordination of the terminals is further encouraged by the Company's backhaul policy. Any terminal which generates a backhaul shipment for another terminal receives a commission on the revenue generated by the backhaul shipment.

     From its headquarters in Florida, management constantly monitors each terminal's operating and financial performance, safety and training record, and customer service effort. All terminals are required to adhere to Company safety, maintenance, customer service and other operating procedures, and the terminal manager is responsible for insuring compliance with these strict guidelines. Senior corporate executives and safety department personnel conduct unannounced visits to verify terminal compliance. The Company attempts to achieve uniform service and safety at all Company and Affiliate terminals, while simultaneously providing terminal managers the freedom to focus on generating business in their region.

     Operating facilities are currently located in the following cities:
Birmingham, AL    Mobile, AL       Tuscaloosa, AL    Los Angeles, CA
Oakley, CA        New Castle, DE*  Tampa, FL         Atlanta, GA
Augusta, GA       Savannah, GA     Tucker, GA        Mediapolis, IA
Chicago, IL       Lansing, IL      Meredosia, IL     Summit, IL
Wilmington, IL    Gary, IN*        Lafayette, IN     Calvert City, KY
Louisville, KY    Owensboro, KY    Baton Rouge, LA   Lake Charles, LA
New Orleans, LA   Baltimore, MD    Elkridge, MD      Detroit, MI
Austin, MN        St. Louis, MO    Omaha, NE         Avenel, NJ
Concord, NC       Mt. Holly, NC    Salisbury, NC     Albany, NY
Bergen, NY        Barberton, OH    Cincinnati, OH    Columbus, OH
Dayton, OH        Lima, OH         South Point, OH   Parker, PA
Philadelphia, PA  Pittsburgh, PA   Southampton, PA   Pawtucket, RI
Leeds, SC         Chattanooga, TN  Memphis, TN       Ft. Worth, TX
Freeport, TX      Houston, TX      Pasadena, TX      Winnie, TX
Dumfries, VA      Norfolk, VA      Pearisburg, VA    Roanoke, VA
Kelso, WA         Inwood, WV       St. Albans, WV    Appleton, WI
Bristol, WI       Oshkosh, WI      Gary, IN *
Canadian Provinces:                Mexican Locations:
Couteau Du Lac, Quebec             Tulpetlac, Edo. De Mexico
Ville Becancour, Quebec             Monterrey, N.L.
Murdochville, Quebec               Jalisco, Mexico
Montreal, Quebec
North Bay, Ontario
Oakville, Ontario
(*)  Two Affiliates operate from this location.

     The Company's executive and administrative offices are located in a 17,600 sq. ft. Building in Plant City, Florida. The facility is owned by the Company and is located on 5.2 acres of land. In addition, the Company owns 21 terminals (15 of which are leased to Affiliates) and leases 20 terminals.

Item 3.  Legal Proceedings

     The Company has been designated a Potentially Responsible Party at six CERCLA sites. Four involve activities which occurred more than six years ago and each resulted from either the transportation of waste to facilities that were subsequently audited by the EPA or the cleaning of tank trailers at a third party tankwash that was subsequently audited by the EPA. In addition, the Company is subject to litigation in the normal course of its business, primarily claims for property damage, personal injury or workers' compensation. Management does not believe that any currently pending litigation will have a materially adverse effect on the financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company did not submit any matters during the fourth quarter of the year covered by this report to a vote of its security holders.

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     The shares of the Company are traded over the counter and are quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol MTLI. The Company consummated its initial public offering on June 17, 1994.

  Below is the high and low sales price of the Company's Common Stock.

     1996................................           HIGH           LOW
                                                   -----           -----
     Quarter ended.......................
     First...............................           $17-1/4        $13-3/8
     Second..............................           $17-1/2        $15-5/8
     Third...............................           $19-1/2        $17-1/8
     Fourth..............................           $21-5/8        $18-1/4

     1995................................           HIGH           LOW
     Quarter ended                                 ------          ------
     First...............................           $14-3/4        $11-1/4
     Second..............................           $15-5/16       $13
     Third...............................           $16-1/4        $13-1/2
     Fourth..............................           $15-1/4        $12-5/8

     1994................................           HIGH           LOW
     Quarter ended                                  -----          ------
     Second..............................           $16-1/4        $14-1/2
     Third..............................            $18-3/8        $14
     Fourth.............................            $15-7/8        $10-1/2

Dividend Policy
     The Company has never paid dividends on the Common Stock and does not intend to pay dividends in the foreseeable future, as it intends to retain any earnings for the operation and expansion of its business. In addition, the payment of dividends by the Company is subject to certain restrictions under its loan agreements. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at that time by the Company's Board of Directors.

Number of Shareholders
     As of March 17, 1997, there were approximately 1,528 shareholders of Common Stock of the company.

Item 6.  Selected Consolidated Financial Data
     The selected consolidated financial data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements (including Notes thereto) presented elsewhere. The selected consolidated financial data have been derived from the Consolidated Financial Statements.

                                            Year ended December 31,
                                1992      1993      1994      1995      1996
                                ----      ----      ----      ----      ----
                                (dollars in thousands, except per share data)
Income Statement Data (1):
 Operating revenues........  $138,232  $142,376  $168,290  $190,054  $235,599
 Operating expenses:
  Purchased transportation..   94,604    96,392   112,288   120,011   145,895
  Compensation..............    7,337     9,186    13,061    20,099    26,201
  Fuel, supplies, maintenance.  4,544     6,209     8,293    12,172    17,957
  Depreciation & amortization   7,495     7,335     8,213    10,156    13,892
  Selling and administrative..  3,454     3,123     3,629     5,204     6,015
  Insurance and claims........  5,458     5,328     5,687     3,281     4,366
  Taxes and licenses..........  1,071     1,003     1,134     1,630     1,655
  Communications & utilities.     792       991     1,052     1,149     1,378
  (Gain) loss on sale of p&e.     690       (44)      (36)     (150)       20
                              -------   -------   -------   -------   -------
    Total operating expenses. 125,445   129,523   153,321   173,552   217,379
 Operating income............  12,787    12,853    14,969    16,502    18,220
 Other income (expense):
   Interest expense, net...... (7,287)   (5,722)   (4,172)   (3,468)   (3,494)
   Other......................   (517)      (94)     (252)      175       214
                              -------   -------   -------   -------   -------
 Total other income (Expense)  (7,804)   (5,816)   (4,424)   (3,292)   (3,280)
 Income before taxes.........   4,983     7,037    10,545    13,210    14,940
 Provision for income taxes..  (2,065)   (2,653)   (4,306)   (5,408)   (6,103)
                              -------   -------   -------   -------   -------
 Income From continuing opr.    2,918     4,384     6,239     7,802     8,837
 Extraordinary item (net)..      (602)        -         -         -         -
                              -------   -------   -------   -------   -------
 Net income.............. .     2,316     4,384     6,239     7,802     8,837
                               ======     =====     =====     =====     ======

                                1992      1993      1994      1995      1996
                                ----      ----      ----      ----      -----
 Per Share Data (2):
 Net income..............      $ .72    $ 1.44    $ 1.61    $ 1.72     $1.92

(1)   Amounts may not total due to rounding differences.
(2) See Note 1 of Notes to Consolidated Financial Statements for additional information pertaining to per share data and calculation.

                                           Year ended December 31,
                                1992      1993      1994      1995      1996
                                ----      ----      ----      ----      ----
                               (dollars in thousands, except per share data)
Balance Sheet Data
 (end of period):

Total Assets................  $112,088  $105,787  $126,219  $145,740  $173,604
Long-term obligations,
 including current portion..    64,522    53,613    40,538    48,844    57,329
convertible preferred stock
 and warrants...............    10,724    11,008         -         -         -
Stockholders equity.........    12,627    17,245    52,247    60,058    68,913

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's operating results are affected by the shipments of the bulk chemical industry. Shipments of the bulk chemical industry, are in turn, affected by many industries, including the consumer products, pulp and paper, paint and coatings, and automotive industries. These industries have various degrees of sensitivity to economic conditions. The Company also participates in the shipment of bulk food products through its food-grade division. The volume of food products and certain consumer and paper products tend to be subject to fewer fluctuations due to swings in economic activity.

Results of Operations

    The following table sets forth expenses as a percentage of operating revenues for the periods indicated.



                                                   Year ended December 31,
                                               ----------------------------
                                               1994        1995      1996
                                               ----        ----      ----
Total Operating revenues..................     100.00%     100.00%   100.00%
Operating expenses:
 Purchased transportation.................      66.7        63.2       61.9
 Compensation.............................       7.8        10.6       11.1
 Fuel, supplies and maintenance...........       4.9         6.4        7.6
 Depreciation and amortization............       4.9         5.3        5.9
 Selling and administrative ..............       2.2         2.7        2.6
 Insurance and claims.....................       3.4         1.7        1.9
 Taxes and licenses.......................       0.7         0.9        0.7
 Communications and utilities.............       0.6         0.6        0.6
 (gain) loss on sale of property and
   equipment..............................       0.0        (0.1)       0.0
                                               ------      ------     ------
Operating ratio...........................      91.1%       91.3%     92.27%
                                               ======      ======     ======

Year ended December 31, 1996, compared to year ended December 31, 1995.

Operating Revenues

     Operating revenues increased $45.5 million or 24.0% for 1996 compared to 1995. The increase in transportation related revenue was $44.8 million or 25.9%. The increase in other revenue was $0.8 million or 4.7%. The transportation revenue increase is due to both the acquisition of Levy and internal growth. There was a significant increase in the number of loads hauled, 267,045 loads in 1996 compared to 184,479 loads in 1995. There was a decrease in the average revenue per mile from $1.63 in 1995 to $1.58 in 1996. Length of haul declined from 337 miles in 1995 to 299 miles in 1996, and average revenue per load declined from $938 in 1995 to $816 in 1996. This occurred because of increases in short-haul business connected with the Levy operation, and a continued increased presence in the corrosives business which tends to be short-haul. The modest increase in other revenue is due to increased equipment being provided to both affiliates and customers.

Operating Expenses

     Total operating expense levels increased about 1% due primarily to the addition of Levy which has a different expense profile. Some shifts in individual operating expense levels also occurred. Most of these changes are due to changes in the mix of revenue from 1995 to 1996 as the Company relied more heavily on Company drivers and equipment in 1996. Purchased transportation cost decreased while compensation, fuel, supplies and maintenance costs increased as a percentage of revenue. These changes are consistent with the move to more company drivers.

Interest and Other Expense

     Interest and other expense remained constant at $3.3 million or 1.7% of revenue in 1995 and 1.4% of revenue in 1996.

Income Taxes

     The Company's effective tax rate was 40.9% for 1996 and 1995.
Effective tax rates for these years differ from the statutory federal rate primarily because of state taxes, nondeductible intangible asset amortization, and the meals and entertainment disallowance.

Net Income

     Income before provision for income taxes increased by approximately $1.7 million or 13.1% from 1995 to 1996. Net income increased from $7.8 million in 1995 to $8.8 million during 1996.

Year ended December 31, 1995, compared to year ended December 31, 1994.

Operating Revenues

     Operating revenues increased $21.8 million or 12.9% for 1995 compared to 1994. The increase in transportation-related revenue of $22.2 million or 14.7% were partially offset by a $0.4 million or 2% decrease in other revenues. The transportation revenue increase is due to an increase in the number of loads hauled: 184,479 loads in 1995 compared to 152,900 loads in 1994. The average revenue per mile declined slightly from $1.64 in 1994 to $1.63 in 1995.
Length of haul declined from 361 miles in 1994 to 337 miles in 1995 and average revenue per load declined from $987 in 1994 to $938 in 1995 primarily because of increases in short-haul business and an increased presence in the corrosives business which tends to be short-haul. The decrease in other revenue is due to a de-emphasis of tractor leasing business.

Operating Expenses.

     Total operating expense levels remained relatively constant as a percentage of sales from 1994 to 1995 with some shifts in individual operating expense levels. Most of these changes are due to changes in the mix of revenue from 1994 to 1995 as the Company relied more heavily on Company drivers and equipment in 1995. Purchased transportation cost, which consists primarily of amounts paid to affiliates, decreased while compensation and fuel, supplies and maintenance costs all relating to Company operations increased as a percentage of revenue. These changes are consistent with the move to more company drivers. Insurance cost decreased as a percentage of sales due to the favorable casualty insurance environment and continued satisfactory loss experience.

Interest and Other

     Interest and other decreased from $4.4 million or 2.6% of revenue in 1994 to $3.3 million or 1.7% of revenue in 1995. This decrease resulted primarily from a reduction in interest rate levels for 1995 compared to 1994.

Income Taxes

     The Company's effective tax rates were 40.9% and 40.8% for 1995 and 1994, respectively. Effective tax rates for these years differ from the statutory federal rate primarily because of state taxes, non-deductible intangible asset amortization, and meals and entertainment disallowance.

Net Income

     Income before provision for income taxes increased by approximately $2.7 million or 25.3% from 1994 to 1995. Net income increased from $6.2 million in 1994 to $7.8 million during 1995.


Liquidity and Capital Resources

     The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions. Net cash provided by operating activities totaled $22.3 million for the year ended December 31, 1996, versus $18.1 million for the same period in 1995. Cash used in financing activities totaled $0.1 million for the year ended December 31, 1996, compared to $11.6 million provided during the comparable period in 1995. This difference was due to an increase in principal payments of $25.4 million in 1996 over 1995.

     Capital was used primarily to acquire additional revenue equipment to expand the Company's operations and to purchase Levy. Capital expenditures for the year ended December 31, 1996, were $20.6 million compared to $32.1 million in 1995.

     Since November 1994, the company has maintained a $50 million unsecured revolving credit facility with a group of banks maturing in May 1999.

     In February, 1996 the Company closed on a $25,000,000 10-year fixed rate private placement of debt which was used to pay down its unsecured revolving credit facility.

     In September, 1996 the Company completed a CDN $13.5 million credit facility on behalf of Levy.

     The Company's management believes that the available borrowings under the loan agreement together with available cash and internally generated funds will be sufficient to fund the Company's growth and meet its working capital requirements for the foreseeable future.


Seasonality

     The business of the Company is subject to some seasonality with revenues generally declining during winter months and over holidays. Highway transportation can be adversely affected depending upon the severity of the weather in the various sections of the country during the winter months. The Company's operating expenses also have been historically higher in the winter months, due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in colder months.


Item 8.  Financial Statements and Supplementary Data

     (a) Financial statements and exhibits filed under this item are listed in the index of this report.

     (b) Quarterly financial information (in thousands except per share amounts).

                              1st Qtr     2nd Qtr      3rd Qtr     4th Qtr
                              -------     -------      -------    --------
1996
Operating revenues.......    $51,020      $58,804     $62,987     $62,788
Operating income.........      4,162        4,719       5,102       4,237
Income before taxes......      3,426        3,903       4,137       3,474
Net Income...............      2,036        2,288       2,445       2,068
Net income per share........     .45          .50         .53         .45

1995
Operating revenues.......     $45,630     $48,671     $47,871      $47,882
Operating income.........       3,931       4,312       4,371        3,888
Income before taxes......       3,114       3,420       3,496        3,180
Net income...............       1,840       2,036       2,048        1,878
Net income per share.....         .41         .45         .45          .41

1994
Operating revenues........     $38,677     $42,296     $43,561     $43,756
Operating income..........       3,167       3,764       4,027       4,011
Income before taxes.......       1,877       2,595       3,136       2,937
Net income................       1,126       1,546       1,890       1,677
Net income per share......         .38         .44         .42         .37

Item 9.   Disagreements on Accounting and Financial Disclosures

           None
Part III

Item 10.  Directors and Executive Officers of the Registrant

     The following table sets forth information regarding the directors and executive officers of the Company:

      Name                          Age            Position with the Company

Charles J. O'Brien, Jr.              59            Director, President and
                                                   Chief Executive Officer
Elton E. "Buzz" Babbitt              65            Chairman of the Board
                                                   of Directors
Richard J. Brandewie                 42            Sr. Vice President,
                                                   Treasurer, and Chief
                                                   Financial Officer
Donald W. Burton (1)(2)              53            Director
John B. Bowron (1)(2)                60            Director
Gerald McCullough (1)(2)             54            Director
---------------------------------------
(1)Member of Compensation Committee
(2)Member of Audit Committee

The directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.



     CHARLES J. O'BRIEN, JR. joined the Company in 1989 in connection with the acquisition of Quality at which time he was appointed as the Chief Operating
Officer and elected to the Board of Directors. Since 1991 he has served as the Company's Chief Executive Officer, and was controlling shareholder of Quality
Carriers, Inc. from January 1977 to February 1989. Prior to his association with Quality Carriers, Inc., he held various positions with Matlack, Inc. from April 1962 through December 1976. He served as Matlack's Chief Executive
Officer from 1969 to 1976 and served as a director of Rollins International, Inc., Matlack's parent company.

    ELTON E. BABBITT has served as Chairman of the Board of Directors of the Company since June 1987. From 1967 until 1987, he served as a director and as President and Chief Executive Officer of the Company. Prior to his association with the Company, he served as General Manager of MILK Transport, a Minnesota-based tank truck carrier.

     RICHARD J. BRANDEWIE has been employed by the Company since June 1992 as Sr. Vice President of Finance. He served as a director of the Company from 1988 to 1992. Prior to joining the Company, he served as a General Partner of South Atlantic Venture Fund I & II, Limited Partnerships where he was employed from November 1985 through June 1992. From June 1980 through November 1985, he served concurrently as Vice President of Doan Resources Venture Fund and as General Partner of Michigan Investment Fund and MBW Venture Partners. Prior to his venture capital experience, he served as an accountant and financial analyst for the Ford Motor Company from 1977 to 1979.

     DONALD W. BURTON is President of South Atlantic Capital Corporation and
Managing General Partner of the General partner of South Atlantic Venture
Fund, Limited Partnership, South Atlantic Venture Fund II, Limited Partnership and South Atlantic Venture Fund III, Limited Partnership. Mr. Burton is also a director of The Heritage Group of Mutual Funds. He has been a director of the Company since 1992.

    GERALD L. MCCULLOUGH has been President of GLM Financial Group since
1978. GLM is a provider of tax, accounting and planning services for individuals and companies engaged in the trucking industry.

    JOHN B. BOWRON has been Senior Vice President of Landstar Systems, Inc.
("Landstar"), a trucking company, since 1993 and a director of such company since 1991. From 1988 to 1993 he served in various executive capacities with subsidiaries of Landstar. From 1987-1988 he was group Vice President of Truckload Transportation for I.U. International Corporation.

     The members of the Compensation Committee are Donald W. Burton, Gerald L.
McCullough and John B. Bowron. The Compensation Committee approves standards for setting compensation levels for Company executives and grants the specific awards made under the Company's executive incentive compensation plans. It also reviews senior management performance and development programs.

     The members of the Audit Committee are Donald W. Burton, Gerald L.
McCullough, and John B. Bowron. The Audit Committee represents the Board in discharging its responsibilities relating to the accounting, reporting and financial control practices of the company and its subsidiaries. The
Committee has general responsibility for surveillance of financial controls, as well as for accounting and audit activities of the Company and its subsidiaries. The Committee annually reviews the qualifications of the independent certified public accounts, makes recommendations to the Board as to their selection, reviews the scope, fees and results of their audit and approves their non-audit services and related fees.

Item 11.  Management Remuneration and Transactions

Executive Compensation

     Information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation
14A promulgated by the Securities and Exchange Commission under the Securities
Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation
14A promulgated by the Securities and Exchange Commission under the Securities
Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1996.

Item 13.  Certain Relationships and Related Transactions

     Information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation
14A promulgated by the Securities and Exchange Commission under the Securities
Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1996.

Item 14.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements

     (b)  Financial Statements Schedules
          None

     (c)  Exhibits

          10(a) Copy of Levy Share Purchase Agreement

                Reference is made to Form 10-K dated March 20, 1996

          10(b) Note Purchase Agreement

                Reference is made to Form 10-K dated March 20, 1996

          11 Statement Regarding Computation of Per Share Earnings

          23 Consent of Independent Certified Public Accountants

          27 Financial Data Schedule (For SEC Use Only)

(d) Reports on Form 8-K

          Reference is made to Form 8-K dated February 19, 1996
          Reference is made to Form 8-K dated June 11, 1996






                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       /s/ Charles J. O'Brien, Jr.
                                       ---------------------------------------
                                       Charles J. O'Brien, Jr.
                                       Principal Executive Officer


                                       /s/ Richard J. Brandewie
                                       ---------------------------------------
                                       Richard J. Brandewie, Principal
                                       Financial and Accounting Officer


Date:  March 28, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                           Title                      Date
        ---------                           -----                      ----


/s/ Charles J. O'Brien, Jr.                Director            March 28, 1997
---------------------------
Charles J. O'Brien, Jr.


/s/ Elton E. Babbitt
---------------------------
Elton E. Babbitt                           Director            March 28, 1997



---------------------------
Donald W. Burton                           Director            March 28, 1997


---------------------------
John B. Bowron                             Director            March 28, 1997


/s/ Gerald L. McCullough
---------------------------
Gerald L. McCullough                       Director            March 28, 1997










                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of MTL Inc.:

We have audited the accompanying consolidated balance sheets of MTL Inc.
(a Florida corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996.
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MTL Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                    Arthur Andersen LLP

Tampa, Florida,
February 27, 1997






















                           MTL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS





                                          December 31,          December 31,
         ASSETS                              1995                  1996
                                          ------------          ------------
CURRENT ASSETS:
Cash and cash equivalents                $   322,108            $   694,851
Accounts receivable, net                  23,559,452             32,495,711
Current maturities of other receivables      970,478              1,061,941
Notes receivable                             202,010                500,646
Inventories                                  457,007                877,682
Prepaid expenses                           1,615,161              3,399,914
Prepaid tires                              3,257,733              3,888,284
Income taxes receivable                      492,274                   -
Deferred tax assets                        2,737,281              2,748,163
Other                                        193,292                121,057
                                      --------------         --------------
          Total current assets            33,806,796             45,788,249
                                      --------------         --------------
PROPERTY AND EQUIPMENT, at cost:
Land and improvements                      4,426,338              4,734,133
Buildings and improvements                11,792,677             12,284,784
Revenue equipment                        131,852,770            152,883,747
Terminal equipment                         5,485,654              5,992,691
Furniture and fixtures                     2,669,599              3,609,241
Other equipment                              558,459              1,697,725
                                      --------------         --------------
                                         156,785,497            181,202,321
Less- Accumulated depreciation
    and amortization                     (48,885,331)           (60,299,204)
                                      --------------         ---------------
          Property and equipment, net    107,900,166            120,903,117

OTHER RECEIVABLES, less
    current maturities                     2,230,244              3,284,918

GOODWILL                                     803,364              2,433,751

OTHER ASSETS                                 999,712              1,194,235
                                      --------------         --------------
                                        $145,740,282           $173,604,270
                                      ==============         ==============


                           MTL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (continued)

                                             December 31,        December 31
                                               1995                  1996
                                             ------------       --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses       $  7,609,248        $  10,656,972
Affiliates and independent
   owner-operators payable                     2,896,908            4,547,431
Current maturities of long-term debt           1,224,261            1,611,249
Current maturities of obligations under
   capital leases                              5,148,932            2,612,793
Accrued loss and damage claims                 3,859,877            3,798,808
Income taxes payable                               -                  151,958
                                            ------------         ------------
          Total current liabilities           20,739,226           23,379,211

LONG-TERM DEBT, less current maturities       40,235,683           51,700,591
OBLIGATIONS UNDER CAPITAL LEASES,
   less current maturities                     2,235,418            1,404,489
ACCRUED LOSS AND DAMAGE CLAIMS                 3,622,482            4,528,354
DEFERRED INCOME TAXES                         18,849,858           23,678,302
                                            ------------         ------------
          Total liabilities                   85,682,667          104,690,947
                                            ------------         ------------
COMMITMENTS AND CONTINGENCIES
   (Notes 5, 6 and 8)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
   5,000,000 shares authorized;
   no shares issued or outstanding                -                  -
Common stock, $.01 par value; 15,000,000
   shares authorized; 4,517,233 and
   4,523,739 shares issued in 1995
    and 1996, respectively                       45,172               45,237
Additional paid-in capital                    30,091,880           30,139,529
Retained earnings                             29,920,563           38,757,270
Cumulative translation adjustment                   -                 (28,713)
                                            ------------         ------------
          Total stockholders' equity          60,057,615           68,913,323
                                            ------------         ------------
                                            $145,740,282         $173,604,270
                                            ============         ============

The accompanying notes are an integral part of these consolidated balance sheets.

                          MTL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                          For the Years Ended December 31,
                                   -------------------------------------------
                                        1994            1995         1996
                                    -----------    ------------  -------------
OPERATING REVENUES:
Transportation                     $150,909,126    $173,059,635   $217,811,945
Other                                17,380,742      16,994,611     17,787,254
                                   ------------    ------------   ------------
        Total operating revenues    168,289,868     190,054,246    235,599,199
                                   ------------    ------------   ------------
OPERATING EXPENSES:
Purchased transportation            112,288,185     120,011,387    145,895,456
Compensation                         13,060,977      20,099,486     26,200,723
Fuel, supplies and maintenance        8,292,763      12,171,649     17,956,982
Depreciation and amortization         8,212,935      10,155,676     13,892,344
Selling and administrative            3,628,764       5,203,918      6,014,696
Insurance and claims                  5,686,759       3,280,962      4,365,953
Taxes and licenses                    1,134,544       1,629,642      1,655,274
Communication and utilities           1,051,824       1,149,114      1,378,103
(Gain) loss on sale of property
  and equipment                         (36,250)       (149,507)        19,703
                                    -----------     -----------    -----------
        Total operating expenses    153,320,501     173,552,327    217,379,234
                                    -----------     -----------    -----------
        Net operating income         14,969,367      16,501,919     18,219,965

INTEREST EXPENSE, net                (4,171,657)     (3,467,594)    (3,494,476)

OTHER (EXPENSE) INCOME                 (252,226)        175,463        214,820
        Income before provision     -----------     -----------    -----------
         for income taxes            10,545,484      13,209,788     14,940,309

PROVISION FOR INCOME TAXES           (4,306,264)     (5,408,130)    (6,103,602)
                                    -----------     -----------    -----------
NET INCOME                            6,239,220       7,801,658      8,836,707

ACCRETION AND DIVIDENDS ON
  CONVERTIBLE PREFERRED STOCK
  AND WARRANTS                         (257,080)          -              -
                                    -----------     -----------    -----------
NET INCOME ATTRIBUTABLE TO
  COMMON STOCKHOLDERS               $ 5,982,140     $ 7,801,658    $ 8,836,707
                                    -----------     -----------    -----------
                                    -----------     -----------    -----------
PER SHARE DATA:
Net income                            $  1.61         $  1.72         $  1.92
Weighted average number of common
  and common equivalent shares        4,033,674       4,542,709       4,600,267

The accompanying notes are an integral part of these consolidated statements.

                             MTL INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           Common       Common        Aditional
                                           Stock        Stock          Paid-in
                                          (Shares)     (Amount)        Capital
                                         ---------     --------   ------------
BALANCE, December 31, 1993               1,890,396     $18,904    $ 1,102,379

Contributed capital                           -           -            15,399
Accretion of Series A convertible
  preferred stock                             -           -              -
Series B convertible preferred
  stock dividends                             -           -              -
Accretion of warrants                         -           -              -
Conversion of Series A convertible
  preferred stock                          306,561       3,065      3,487,460
Conversion of Series B convertible
  preferred stock                          641,662       6,417      5,867,556
Exercise of warrants                       188,120       1,881      1,861,650
Conversion of 7% convertible
  subordinated debentures                  718,861       7,189      4,378,317
Retirement of treasury stock              (229,967)     (2,300)       (10,865)
Issuance of common stock                 1,000,100      10,001     13,380,624
Net income                                    -           -              -
                                         ---------    --------     ----------
BALANCE, December 31, 1994               4,515,733      45,157     30,082,520

Issuance of common stock                     1,500          15          9,360
Net income                                    -           -              -
                                         ---------    --------     ----------
BALANCE, December 31, 1995               4,517,233      45,172     30,091,880

Issuance of common stock                     6,506          65         47,649
Net income                                    -           -              -
Translation adjustment                        -           -              -
                                         ---------    --------     ----------
BALANCE, December 31, 1996               4,523,739     $45,237    $30,139,529
                                         =========     ========   ============

                              MTL INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (continued)

                                       Cumulative                     Total
                          Retained    Translation    Treasury     Stockholders
                          Earnings     Adjustment     Stock           Equity
                          --------    -----------   -----------   ------------
BALANCE, December
  31, 1993              $17,733,366        -       $(1,609,766)   $17,244,883

Contributed capital          -             -             -             15,399
Accretion of Series A
  Convertible
  preferred stock           (22,437)       -             -            (22,437)
Series B convertible
  preferred stock
  dividends                (193,117)       -             -           (193,117)
Accretion of warrants       (41,526)       -             -            (41,526)
Conversion of Series A
  convertible preferred
  stock                       -            -             -          3,490,525
Conversion of Series B
  convertible preferred
  stock                       -            -             -          5,873,973
Exercise of warrants          -            -             -          1,863,531
Conversion of 7%
  convertible sub-
  ordinated debentures        -            -             -          4,385,506
Retirement of treasury
  stock                  (1,596,601)       -         1,609,766           -
Issuance of common
  stock                       -            -             -         13,390,625
Net income                6,239,220        -             -          6,239,220
                         ----------   ----------    ----------    -----------
BALANCE, December
  31, 1994               22,118,905        -             -         52,246,582
Issuance of common
  stock                       -            -             -              9,375
Net Income                7,801,658        -             -          7,801,658
                         ----------   ----------    ----------    -----------
BALANCE, December
  31, 1995               29,920,563        -             -         60,057,615

Issuance of common
  stock                       -            -             -             47,714
Net income                8,836,707        -             -          8,836,707
Translation adjustment        -         (28,713)         -            (28,713)
                         ----------   ----------    ----------    ------------
BALANCE, December
  31, 1996              $38,757,270    $(28,713)         -        $68,913,323
                        ===========    =========    ==========    ============
 The accompanying notes are an integral part of these consolidated statements.

                         MTL INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For the Years Ended December 31,
                                         ------------------------------------
                                          1994           1995         1996
                                       ----------   -----------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income                             $ 6,239,220   $ 7,801,658   $ 8,836,707
Adjustments to reconcile to
    net cash and cash equivalents
    provided by operating activities-
  Deferred income taxes                  2,439,952     2,889,448     3,322,268
  Write-off of intrastate rights            96,707         -             -
  Depreciation and amortization          8,212,935    10,155,676    13,892,344
  Equity in income from investments        (66,096)     (144,534)     (138,355)
  (Gain) loss on sale of property
    and equipment                          (36,250)     (149,507)       19,703
   Accretion of convertible
    subordinated debentures                105,138         -             -
   Changes in assets and liabilities-
      Increase in accounts and
        notes receivable                (5,079,288)    (3,096,169)  (4,629,023)
      Decrease (increase) in
        inventories                        274,490        (61,907)    (211,249)
      (Increase) decrease in
        prepaid expenses                (1,030,727)       985,552   (1,385,551)
      (Increase) decrease in
        prepaid tires                      (78,187)        15,766     (249,851)
      Decrease (increase) in
        other assets                       108,643       (238,572)    (399,210)
      Increase in accounts payable
        and accrued expenses             2,595,527      1,005,952      313,873
      Increase in affiliates and
        independent owner-
        operators payable                  310,177        533,827    1,500,020
      Increase (decrease) in
        accrued loss and damage
        claims                           3,251,312       (815,797)     844,803
      (Decrease) increase in
        current income taxes               (35,504)      (791,148)     587,516
                                        ----------     ----------   ----------
            Net cash and cash
              equivalents provided
              by operating activities   17,308,049     18,090,245   22,303,995
                                        ----------     ----------   ----------

                            MTL INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                         For the Years Ended December 31,
                                      ---------------------------------------
                                      1994             1995             1996
                                     --------       ----------     -----------
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Investment in Levy
   Transport, Ltd., net
   of cash received                    -                -           (4,725,502)
  Payments received on
   other receivables                   -                -            1,025,614
  Return of principal on
   investment in insurance
   company                          122,189             -                -
  (Loan) repayment of
   loan to barge tank
   operation                       (135,605)         209,240           262,930
  Capital expenditures          (24,340,646)     (32,099,300)      (20,576,543)
  Proceeds from sales of
    property and equipment        2,958,838        1,801,219         2,233,213
                                 ----------       ----------        ----------
         Net cash and cash
         equivalents used in
         investing activities   (21,395,224)     (30,088,841)      (21,780,288)
                                 ----------       ----------        ----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
  Proceeds from sale of
    lease receivables                 -            3,282,030         1,181,245
  Proceeds from issuance
    of long-term debt,
    net of prepayments           23,348,567       19,243,370        35,043,936
  Principal payments on
    long-term debt              (25,442,261)      (5,549,645)      (30,722,218)
  Principal payments on
    obligations under
    capital leases               (6,700,400)      (5,387,921)       (5,685,264)
  Issuance of common stock       13,390,625            9,375            47,714
  Proceeds from exercise of
     warrants                       155,575             -                 -
  Payment of dividends             (401,503)            -                 -
  Contributed capital                15,399             -                 -
                                 ----------       ----------       -----------
         Net cash and cash
         equivalents provided
         by (used in) financing
         activities               4,366,002       11,597,209          (134,587)
                                 ----------       ----------        ----------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS           278,827         (401,387)          389,120

                              MTL INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (continued)

                                    For the Years Ended December 31,
                                  -------------------------------------------
                                    1994             1995             1996
                                  ---------        ---------       --------
TRANSLATION ADJUSTMENT                -                 -            (16,377)
CASH AND CASH EQUIVALENTS,
 beginning of year                  444,668          723,495         322,108
                                  ---------       ----------        ---------
CASH AND CASH EQUIVALENTS,
end of year                      $  723,495       $  322,108      $  694,851
                                 ==========       ===========       =========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest                     $ 4,404,046       $ 3,305,606   $ 3,912,421
    Income taxes                 $ 1,901,816       $ 3,309,830   $ 2,308,061

SUPPLEMENTAL DISCLOSURES OF
NONCASH INVESTING AND FINANCING
ACTIVITIES:
  Note payable issued for purchase
   of Levy Transport, Ltd.       $    -             $    -        $   365,898
  Receivable from revenue
   equipment leased under a
   capital lease                 $    -             $ 6,482,752   $ 1,806,921
  Property and equipment charged
   to accrued loss and damage
   claims                        $    11,317        $    -        $    -
  Conversion of Series A
   convertible preferred stock
   to common stock               $ 3,490,525        $    -        $    -
  Conversion of Series B
   convertible preferred stock
   to common stock               $ 5,873,973        $    -        $    -
  Conversion of 7% convertible
   subordinated debentures to
   common stock                  $ 4,385,506        $    -        $    -
  Exercise of warrants to
   common stock                  $ 1,863,531        $    -        $    -
  Retirement of treasury stock   $ 1,609,766        $    -        $    -
  Exchange of property and
   equipment for related-party
   note receivable               $   184,778        $    -        $    -


The accompanying notes are an integral part of these consolidated statements.





<PAGE) 30

                            MTL INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1995 AND 1996


1.  BUSINESS ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

MTL Inc. and subsidiaries (the Company) is engaged primarily in truckload transportation of bulk liquids in North America. The Company conducts a large portion of its business through a network of affiliates and independent owner-operators. Affiliates are independent corporations which enter into renewable one-year contracts with the Company. Affiliates are responsible for paying for their own equipment (including debt service), fuel and other operating costs. Independent owner-operators are independent contractors which, through a contract with the Company, supply one or more tractors and drivers for the Company's use. Contracts with independent owner-operators may be terminated by either party on short notice. The Company also charges affiliates and third parties for the use of revenue equipment as necessary. In exchange for the services rendered, affiliates and independent owner-operators are generally paid 85 percent and 63 percent, respectively, of the revenues generated for each load hauled.

Business Organization and Initial Public Offering

In June 1994, MTL Inc. completed an initial public offering (the Offering) of 2,000,000 shares of common stock at an Offering price of $15 per share. Concurrent with the Offering, MTL Inc. consummated a reorganization
(the Reorganization) in which all common shares of Montgomery Tank Lines, Inc. (Montgomery) were exchanged on a one-for-one basis for MTL Inc. common shares. The net proceeds of the Offering of $13,390,625 were used to retire debt and capital leases and to fund capital expenditures.

Purchase of Levy Transport, Ltd.

On June 11, 1996 the Company acquired all the outstanding stock of Levy Transport, Ltd. (Levy), a Quebec-based tank truck carrier servicing the chemical, petroleum and glass industries with a fleet of over 400 trucks and tank trailers, from Les Placements Marlin, Ltd.

                          MTL INC. AND SUBSIDIARIES

The purchase price of $5,148,745 was financed with borrowings from the Company's unsecured, revolving line of credit. The terms of the purchase agreement stipulated $4,416,949 be paid in cash at the time of the closing and a promissory note in the amount of $365,898 be executed. Additionally, $365,898 is held in escrow as security for the Company in the event any unanticipated claim is asserted. The purchase price was determined based upon the fair market value of the net assets acquired. The transaction was accounted for as a purchase effective May 1, 1996, the date when control of Levy was transferred to the Company. Goodwill in the amount of $1,616,000 was recorded as a result of the acquisition. The Company is amortizing the goodwill over 15 years on a straight-line basis.

The Company granted an option to purchase 100,000 shares of the Company's common stock to the president of Levy in connection with an employment agreement executed at the Levy closing.

Principles of Consolidation and Preparation

The consolidated financial statements include the accounts of MTL Inc. and its wholly-owned subsidiaries, Montgomery, Quality Carriers, Inc., Lakeshore Leasing, Inc. and beginning May 1, 1996, Levy Transport, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of tires, parts, materials and supplies for servicing the Company's revenue equipment.

Prepaid Tires

The cost of tires purchased with new equipment, as well as replacement tires, are accounted for as prepaid tires and amortized on a straight-line basis over their estimated useful lives, which approximate one year.

                         MTL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

Property and Equipment

Property and equipment are stated at cost. Revenue equipment under capital leases is stated at the present value of the minimum lease payments at the inception of the lease. Depreciation, including amortization of revenue equipment under capital leases, is computed on a straight-line basis over the estimated useful lives of the assets or the lease terms,whichever is shorter. The estimated useful lives are 10-25 years for buildings and improvements, 5-15 years for revenue equipment, 7 years for terminal equipment, 3-5 years for furniture and fixtures, and 5-10 years for other equipment. Maintenance and repairs are charged to operating expense when incurred. Major improvements which extend the lives of the assets are capitalized. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in operating expenses.


Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on a straight-line basis over its estimated useful life which ranges from 15 to 40 years. Accumulated amortization was $193,808 and $313,949 at December 31, 1995 and 1996, respectively.

Other Assets

Other assets consist primarily of an investment in a barge tank operation, an investment in a captive insurance company and deferred loan costs. The
Company is a one-third partner in the barge tank operation, and one of the other partners is a shareholder of the Company. The partnership was organized to transport bulk liquids by barge tank from Florida to Puerto Rico. The Company's investment in the partnership is accounted for using the equity method. The Company's investment, including loans made (net of loan repayments) to the partnership, was $571,773 and $447,198 as of December 31, 1995 and 1996, respectively.

The Company acquired the investment in a captive insurance company when it purchased another company and does not obtain its insurance coverage through this entity. The investment is accounted for using the equity method and had a balance of $107,810 and $30,977 at December 31, 1995 and 1996.

Deferred loan costs are being amortized over two to five years, the estimated lives of the related long-term debt.

                          MTL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


Accounting for the Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), which addresses when and how impairments to the value of long-lived assets should be recognized. SFAS 121 is effective for fiscal years beginning after December 31, 1995, and was implemented by the Company in 1996. The implementation of SFAS 121 did not have a material effect on the financial statements.

Accrued Loss and Damage Claims

The Company retains liability up to $75,000 per health claim and is self-insured for cargo claims. For automotive liability, the Company has deductibles ranging from $150,000 to $500,000 per occurrence. Prior to September 1994, the Company retained liability for workers' compensation of up to $250,000 per occurrence. Subsequent to this date, all workers' compensation claims are fully insured. The Company has accrued for the estimated cost of open claims based upon losses and claims reported and an estimate of losses incurred but not reported.

The Company transports chemicals and hazardous materials and operates tank wash facilities. As such, the Company's operations are subject to various environmental laws and regulations. The Company has been involved in various litigation and environmental matters arising from these operations. The Company is currently designated a potentially responsible party (PRP) at six Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) sites. The involved activities occurred in prior years and resulted primarily from the transportation of waste or the cleaning of tank trailers at third-party facilities. Although CERCLA liability is joint and several, in the opinion of management, the Company has reviewed the financial stability of the other PRP's and does not believe that its ultimate liability will be materially affected by any financial uncertainties with respect thereto. In addition at five of the CERCLA sites, the Company is one of many (in most instances one of several hundred) PRP's named. Accordingly, based on the Company's historical experience and available facts, in the opinion of management a material liability with respect to remediation of disposal sites to which the Company may have delivered hazardous materials is not expected. Reserves have been recognized for probable losses which can be estimated. There have been no material changes in the recognized reserves, nor are material changes expected in the future, based on the Company's activities at each of the locations. It is the opinion of management that the ultimate disposition of these matters will not have a material effect on the Company's financial position or results of operations.

                           MTL INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)



Fair Value of Financial Instruments

The book value of all financial instruments approximates the fair value. The fair value of the Company based on the above is not a market valuation of the Company as a whole.


Revenue Recognition

Transportation revenues and related costs are recognized on the date freight is delivered. Other operating revenues, consisting primarily of lease revenues from affiliates, independent owner-operators and third parties, are recognized as earned.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Earnings Per Share

Earnings per common share (EPS) is calculated using the treasury stock and if-converted methods under which net income (as adjusted for interest, net of taxes, accretion and dividends) is divided by the weighted average number of common and common stock equivalents outstanding during the year. Common stock equivalents include the Series A and B convertible preferred stock, the 7% convertible subordinated debentures, warrants and options. Differences between primary and fully diluted EPS were not significant.


Foreign Currency Translation

The functional currency for Levy is Canadian dollars. The translation from Canadian dollars to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate in effect during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translation are included in stockholders' equity. Gains or losses from foreign currency transactions are included in other income.

                          MTL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


2.  ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following at December 31:

                                                     1995            1996
                                                  ----------      ----------
Trade accounts receivable                        $22,386,375      $29,807,861
Affiliate and independent
   owner-operator receivables                      1,814,898        3,157,212
Employee receivables                                  44,567          102,317
Other receivables                                    332,914          825,586
                                                 -----------      -----------
          Total receivables                       24,578,754       33,892,976
Less- Allowance for doubtful accounts             (1,019,302)      (1,397,265)
                                                 -----------      -----------
          Accounts receivable, net               $23,559,452      $32,495,711
                                                 ===========      ===========

The activity in the allowance for doubtful accounts for each of the three years in the period ended December 31, 1996 is as follows:
                                   1994         1995        1996
                                  ---------   ----------  ----------
BALANCE, beginning of period      $ 612,965   $ 923,055   $1,019,302
Additions charged to costs
 and expenses                       512,378     431,769      474,736
Write-off of bad debts             (202,288)   (335,522)     (96,773)
                                   ---------  ----------  -----------
BALANCE, end of period             $923,055   $1,019,302  $1,397,265
                                   =========  ==========  ===========

As of December 31, 1996, approximately 85 percent and 15 percent of trade accounts receivable were due from companies in the chemical and bulk food products industries, respectively. No single customer accounted for over 7.1 percent of the Company's operating revenues. Included in accounts and notes receivable are $62,578 and $58,807 of receivables as of December 31, 1995 and 1996, respectively, which are due from other companies owned by related parties.

                          MTL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

3.	OTHER RECEIVABLES:
Other receivables include the minimum lease payments due to the Company from third parties for revenue equipment leased under capital leases.

Future minimum lease payments are as follows:
Year Ending December 31,                                  Capital Leases
------------------------                                  --------------
        1997                                                $1,419,453
        1998                                                 1,419,453
        1999                                                 1,419,453
        2000                                                   878,619
                                                            -----------
        Total minimum lease payments                         5,136,978
        Less- Unearned financing income                       (790,119)
                                                            -----------
Present value of minimum capital lease payments              4,346,859
Less- Current maturities of other receivables               (1,061,941)
                                                            ----------
Other receivables, less current maturities                  $3,284,918
                                                            ==========

4.	LONG-TERM DEBT:
Long-term debt consisted of the following at December 31:

                                                       1995          1996
                                                     ---------    ---------
Private Placement of Notes Payable
Unsecured private placement of notes
  payable with a fixed interest rate of
  6.97%.  Interest is payable semi-annually
  and seven equal principal payments are
  to be made annually beginning January 2000.     $   -          $25,000,000

Lines of Credit
Unsecured notes payable under a $50,000,000
  revolving line of credit with interest
  rates of LIBOR plus an incremental
  percentage based on the ratio of funded
  debt to earnings before interest, income
  taxes, depreciation and amortization
  (6.26% at December 31, 1996) and U.S.prime
  less .25% (8% at December 31, 1996).
  Interest is payable at varying dates, and
  all outstanding principal is due May 31,
  1999, subject to renewal.  Letters of credit
  of $592,740 were issued as of December 31,
  1996, and reduce the borrowings available.
  Additional advances of $32,330,725 were
  available and unused at December 31, 1996.       36,952,737     17,076,535

                         MTL INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

                                                         1995            1996
                                                       -------         -------
Unsecured notes payable under a $9,850,420
  revolving line of credit with interest rates
  based on the ratio of funded debt to earnings
  before interest, income taxes, depreciation
  and amortization (3.93% at December 31, 1996)
  and Canadian lender's prime (4.75% at December
  31, 1996).  Interest is payable at varying
  dates, and all outstanding principal is due
  May 31, 1999, subject to renewal.  Letters
  of credit of $11,841 were issued as of
  December 31, 1996, and reduce the borrowings
  available.  Additional advances of $3,043,287
  were available and unused at December 31, 1996.           -         6,795,292

Notes Secured by Revenue Equipment

5.75% to 11.65% fixed rate notes payable,
  due in varying monthly installments with
  maturity dates through 1999                          4,381,627     4,075,183

Other Notes

8% to 9% subordinated notes payable,
  due in quarterly installments through 1996             125,580         -

5% unsecured note payable to employee, due
  in annual installments of $72,966 through 2001            -          364,830
                                                      ----------    ----------
                                                      41,459,944    53,311,840
Less- Current maturities of long-term debt            (1,224,261)   (1,611,249)
                                                      ----------    ----------
Long-term debt, less current maturities              $40,235,683    $51,700,591
                                                     ===========    ===========

Under the terms of the Company's debt agreements, the Company is required to maintain, among other restrictions,minimum net worth levels, debt to net worth ratios and debt service coverage ratios. In addition, the agreements contain restrictions on asset dispositions and the payment of dividends. At December 31, 1996, the Company was in compliance with the terms and covenants of its debt agreements.

                         MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Scheduled maturities of long-term debt for the next five years and thereafter, are as follows:

Year Ending December 31,                                            Amount
------------------------                                        -------------
        1997                                                    $  1,611,249
        1998                                                       1,832,228
        1999                                                      24,707,713
        2000                                                       3,659,108
        2001                                                       3,644,395
        Thereafter                                                17,857,147
                                                                ------------
                                                                 $53,311,840
                                                                 ===========

5.  LEASE COMMITMENTS:

The Company leases revenue and other equipment under operating and capital leases.

Future minimum lease payments under noncancelable operating leases and capital leases as of December 31, 1996, are as follows:

                                                  Capital          Operating
Year Ending December 31,                           Leases            Leases
-----------------------                        ----------       ------------
        1997                                   $2,850,654       $  3,253,286
        1998                                      915,852          3,085,719
        1999                                      377,033          3,664,045
        2000                                      105,294          2,030,656
        2001                                      124,266          2,293,785
                                              -----------       ------------
Total minimum lease payments                    4,373,099        $14,327,491
                                                                 ===========
Less- Amount representing interest
   (at rates ranging from 6% to 11%)              355,817
                                              -----------
Present value of minimum capital
   lease payments                               4,017,282
Less- Current maturities of obligations
   under capital leases                         2,612,793
                                              -----------
Obligations under capital leases,
   less current maturities                     $1,404,489
                                               ==========

                            MTL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The capitalized cost of equipment under capital leases, which is included in revenue equipment in the accompanying consolidated balance sheets, was as follows at December 31:

                                               1995              1996
                                           -----------        ------------
     Revenue equipment                     $22,004,263        $6,499,900
     Less- Accumulated amortization         (7,036,726)       (2,317,947)
                                           -----------        ----------
                                           $14,967,537        $4,181,953
                                           -----------        ----------

Rent expense under operating leases was $1,332,306, $958,162 and $2,209,532 for the years ended December 31, 1994, 1995 and 1996, respectively.

6.  GUARANTOR OF CERTAIN LEASE OBLIGATIONS:

In 1995 and 1996,the Company entered into capital leases for revenue equipment with certain affiliates and owner-operators. The Company then sold to a third party the lease receivables for which it received $2,529,244 and $979,104 in 1995 and 1996, respectively. The Company is contingently liable as the guarantor for the remaining balance of the receivables sold of $3,341,833 as of December 31, 1996. These leases are collateralized by the equipment related to these leases. Management estimated the fair value of this equipment to be $3,000,000 at December 31, 1996, which was based upon average dealer-estimated repurchase price.

Also, in 1995 and 1996, the Company entered into capital leases for revenue equipment with other affiliates. The Company then sold to a third party the lease receivables for which it received $3,282,030 and $202,141 in 1995 and 1996, respectively. The Company is contingently liable as the guarantor for the remaining balance of the receivables sold of $2,912,198 as of December 31, 1996. These leases are collateralized by the equipment related to these leases. Management estimated the fair value of this equipment to be $2,300,000 at December 31, 1996, which was based upon an average dealer-estimated repurchase price.

Reserves have been recognized by the Company for its estimated exposure under the above guarantees. There have been no material changes in the recognized reserves, nor are material changes expected in the future. It is possible that the estimates used in determining these reserves and the fair value may change. However, it is the opinion of management that the ultimate difference in the estimates will not have a material effect on the Company's financial position or results of operations.

                          MTL INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.  7% CONVERTIBLE SUBORDINATED DEBENTURES:

The Company's 7% convertible subordinated debentures were converted into 718,861 shares of MTL Inc. common stock concurrent with the Offering and Reorganization. Prior to conversion, the holders of the debentures (certain Series B convertible preferred stockholders,including certain directors of the Company) had the option to redeem the debentures at a future date at an amount which exceeded the par redemption amount. Therefore, accretion of $105,138 was recognized as interest expense in the 1994 consolidated statements of income.

8.  OTHER TRANSACTIONS WITH RELATED PARTIES:

Tank trailer manufacturing facilities are located on properties leased to a stockholder by the Company. One property is under a lease for $5,000 per month expiring April 1, 1999. The other property was leased for $5,000 per month through June 1994, at which time the manufacturing facility was leased to a third party. The Company purchased tank trailers for $3,886,000, $11,675,000, $5,138,000 in 1994, 1995, and 1996, respectively, from these companies and has commitments to purchase additional tank trailers costing approximatley $675,000 as of December 31, 1996. Also, these related companies provided repair, maintenance, design, engineering, transloading, intermodal and other services to the Company totaling $356,000, $410,000 and $572,000 during the years ended December 31, 1994, 1995 and 1996, respectively.

9.  INCOME TAXES:

The provision for income taxes consisted of the following for the years ended December 31:

                                    1994            1995             1996
                                    ----            ----             ----
Currently payable:
     Federal                     $1,349,060      $1,800,607       $2,006,948
     State                          517,252         718,075          773,975
                                 ----------      ----------       ----------
                                  1,866,312       2,518,682        2,780,923
                                 ----------      ----------       ----------
Deferred taxes:
     Federal                      2,201,057       2,018,798        2,911,903
     State                          238,895         870,650          410,776
                                 ----------      ----------       ----------
                                  2,439,952       2,889,448        3,322,679
                                 ----------      ----------       ----------
Provision for income taxes       $4,306,264      $5,408,130       $6,103,602
                                 ==========      ==========       ===========

                        MTL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


The net deferred tax liability, which includes no valuation allowances, consisted of the following at December 31:

                                                       1995          1996
                                                    ----------    -----------
Deferred tax assets:
 Reserves for guarantee of lease obligations       $  149,684    $  291,631
 Capital leases treated as operating leases
   for tax purposes as lessee                        1,022,752       769,004
 Tax credit carryforwards                            1,466,402     1,273,755
 Self-insurance reserves                             2,607,536     3,144,885
 Allowance for doubtful accounts                       346,562       475,070
 Investment in captive insurance company basis
   difference                                          180,200       206,323
 Accrued vacation pay                                  137,624       144,220
 Other                                                 330,658       119,191
                                                    ----------    ----------
                                                     6,241,418     6,424,079
                                                    ----------    ----------
Deferred tax liabilities:
 Property and equipment basis difference           (17,550,339)  (21,819,799)
 State taxes                                        (3,345,492)   (3,756,268)
 Capital leases treated as operating leases
   for tax purposes as lessor                       (1,267,901)   (1,493,368)
 Other                                                (190,263)     (284,783)
                                                    ----------    ----------
                                                   (22,353,995)  (27,354,218)
                                                    ----------    ----------
        Net deferred tax liability                $(16,112,577) $(20,930,139)
                                                  ============= =============

The Company's effective tax rates differ from the federal statutory rate of 34 percent. The reasons for those differences are as follows for the years ended December 31:

                                         1994          1995           1996
                                      ----------     ----------    -----------
 Tax expense at the statutory rate    $3,585,465     $4,491,328    $5,079,705
 State income taxes, net of federal
    Benefit                              499,057      1,048,559       781,936
 Other                                   221,742       (131,757)      241,961
                                      ----------     ----------    ----------
        Provision for income taxes    $4,306,264     $5,408,130    $6,103,602
                                      ==========     ==========    ==========

                             MTL INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 1996, the Company had alternative minimum tax credit carryforwards of $1,273,755 (no expiration).

The Company has not provided for a valuation allowance for deferred tax assets based upon the assumption that the Company will achieve sufficient taxable income from operations in the future.

10.  REDEEMABLE PREFERRED STOCK AND WARRANTS:

Series A Convertible Preferred Stock

The Series A convertible preferred stock was redeemable for cash at $13.04 per share and had an annual dividend of $.01 per share, which was not cumulative. In 1992, the holders agreed to accept an approximate 7 percent return in exchange for delaying their redemption rights. The preferred stock was converted at the rate of 1 share to 1.11655 shares of common stock concurrent with the Offering and Reorganization. Prior to conversion, the stock was being accreted to the redemption price because the redemption price exceeded the par value of the stock.

Series B Convertible Preferred Stock

The Series B convertible preferred stock was redeemable for cash at $10.50 per share and had a $.74 per share cumulative dividend. The preferred stock was converted at the rate of 1 share to 1.147 shares of common stock concurrent with the Offering and Reorganization. Because the highest redemption price equaled the par value of the stock, no accretion had been recorded.

Warrants

In conjunction with issuing subordinated debentures which were extinguished in 1992,detachable stock warrants were issued for 225,000 shares of the Company's common stock. The warrants were assigned a value of $930,000 upon issuance. The warrants were exercisable at $.827 per share and could be redeemed for cash at a future date for $10.50 per share. In 1992, the Company repurchased 36,880 warrants for cash and a note totaling $200,000. In conjunction with the Offering and Reorganization, the warrants were exercised for common stock. Because the highest redemption price was greater than the carrying value of the warrants, the warrants were being accreted to the redemption price prior to exercise.

11.  INCENTIVE STOCK OPTION PLAN:

In 1992, an incentive stock option plan (the Old Plan) was adopted which allowed for 100,000 options to be granted to eligible employees. During 1994, the Company's Board of Directors elected to adopt a new incentive stock option plan (the Plan). The Plan absorbed the options granted under the Old Plan, and an additional 200,000 options were approved for granting at an exercise price not to be less than the market price of the common stock at the date of grant.
During 1996, an additional 400,000 shares were approved for granting under the Plan. Options are granted at the discretion of the Board of Directors and are exercisable for shares of unissued common stock or treasury stock. Options vest 20 percent each year, other than 11,490 options granted in 1994 and 100,000 options granted in 1996, which vested immediately. Substantially all employees, officers and directors are eligible for participation in the Plan.

                        MTL INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)




The Company uses Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," and the related interpretations to account for the Plan. No compensation cost has been recognized under the Plan as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. The Company adopted SFAS No.123,"Accounting for Stock-Based Compensation" (SFAS 123), for disclosure purposes in 1996. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.18 percent for options with an expected life of four years and 6.39 percent for options with an expected life of six years,expected option life of four or six years, expected dividend rate of 0 percent, and expected volatility of 30.05 percent. Using these assumptions, the fair value of stock options granted in 1995 and 1996 are $222,110 and $2,054,875, respectively, which would be amortized as compensation over the vesting period of the options.

Had compensation cost relating to the Plan been determined based upon the fair value at the grant date for awards under the Plan consistent with the method described in SFAS 123, the Company's net income and earnings per share would have been as follows:

                                                        1995         1996
                                                       ------      -------
   Net income:            As reported (in thousands)   $7,802       $8,837
                          Pro forma (in thousands)      7,725        8,010


   Earnings per share:    As reported                   $1.72        $1.92
                          Pro forma                      1.70         1.74


Because the method of accounting described in SFAS 123 has not been applied to options granted prior to January 1, 1995, the above may not be representative of that in future years.


Combined stock option activity for the Plan for the years ended December 31, 1994, through December 31, 1996, is as follows:

                         MTL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)

                                                Weighted
                          Number     Range of   Average
                            Of        Option    Exercise   Shares    Expiration
                          Shares      Prices     Price     Vested       Date
                          ------     --------   --------   ------    ----------
Options outstanding at
  December 31,1993        92,750       6.25       6.25     20,550       2002
1994 option activity:
 Vesting of prior-year
  options                   -          6.25                18,200       2002
 Granted                 172,289      15.00      15.00     11,490       2004
 Exercised                  (100)      6.25       6.25       (100)      2002
 Canceled                 (9,561)   6.25-15.00   14.82       (400)    2002-2004
                         -------                          -------
Options outstanding at
  December 31, 1994      255,378    6.25-15.00   11.89     49,740     2002-2004
1995 option activity:
 Vesting of prior-year
  options                   -       6.25-15.00             47,628     2002-2004
 Granted                  43,461   15.00-15.50   15.17        -         2005
 Exercised                (1,500)      6.25       6.25     (1,500)      2002
 Canceled                (19,916)   6.25-15.50   14.34     (1,894)    2002-2005
                         -------                          -------
Options outstanding at
  December 31, 1995      277,423    6.25-15.50   12.26     93,974     2002-2005
1996 option activity:
 Vesting of prior-year
   options                  -       6.25-15.50             59,073     2002-2005
 Granted                 320,014   15.00-18.25   17.68    100,000       2006
 Exercised                (6,506)   6.25-15.00    7.33     (6,506)    2002-2004
 Canceled                (13,869)   6.25-16.00   15.07     (1,791)    2002-2006
                         -------                          -------
Options outstanding at
   December 31, 1996     577,062    6.25-18.25   15.24    244,750     2002-2006
                        ========                          =======

The 577,062 options outstanding as of December 31, 1996 are summarized as follows:

                                                                     Weighted
                                             Weighted                Average
                                              Average                Exercise
                             Weighted       Remaining                  Price
              Number of       Average      Contractural     Shares   of Vested
Price Range    Shares     Exercise Price   Life(in years)   Vested     Shares
-----------   ---------   --------------   --------------   ------   ---------
$ 6.25          82,300       $  6.25           5.50         66,340    $  6.25
 15.00-18.25   494,762         16.74           8.94        178,410      16.74

                         MTL INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)



The Company expects that approximately 10 percent of the outstanding awards at December 31, 1996, will eventually be forfeited. As of December 31, 1996, a total of 114,832 authorized shares remain available for granting. The weighted average fair value of options granted in 1996 was $6.42.


12.  PROFIT SHARING PLAN:

The Company has a profit sharing plan for substantially all employees. Contributions are made at the discretion of the Board of Directors. A $295,000 and a $300,000 contribution was made for 1994 and 1995, respectively. A $300,000 contribution was approved for 1996.


13.  UNAUDITED PRO FORMA INFORMATION:

The following disclosure shows the retrospective effect of the share purchase agreement between the Company and Levy as if the acquisition of Levy took place on January 1, 1995. Revenues for the years ended December 31, 1995 and 1996, would have been approximately $215,977,000 and $245,291,000, respectively.
Net income for the years ended December 31, 1995 and 1996, would have been approximately $7,812,000 and $8,844,000, respectively. Earnings per share for the years December 31, 1995 and 1996, would have been $1.72 and $1.92 per share, respectively.


14.  GEOGRAPHIC SEGMENTS:

The Company's operations are located primarily in the United States and Canada. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company's operations in different geographic areas for the year ended December 31, 1996, is as follows:

                            U.S.        Canada      Eliminations  Consolidated
                            ----        ------      ------------  ------------
Revenues               $212,507,777   $23,091,422    $   -         $235,599,199
Operating income         17,426,252       793,713        -           18,219,965
Identifiable assets     159,976,020    23,283,660    (9,655,410)    173,604,270
Depreciation and
 Amortization            12,530,449     1,361,895        -           13,892,344
Capital expenditures     20,243,835       332,708        -           20,576,543