Form 10-Q
period 1997-03-31
MTL INC
filed 1997-04-28
CIK 922863

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934.

For the quarterly period ended             March 31, 1997
                              -----------------------------------------------
                                             or
{   }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ----------------------

Commission File Number:             0-24180
                       -------------------------------------------------------

                                    MTL Inc.
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Florida                                          59-3239073
------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             I.R.S. Employer
or organization)                                        Identification No.)

------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       (X) Yes     ( ) No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                       ( ) Yes     ( ) No

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at March 31, 1997
------------------------------              ----------------------------------
(Common Stock, $.01 par value)                          4,528,716

                           MTL INC. AND SUBSIDIARIES

                                    INDEX


Part I  Financial Information                                Page No.

        Item 1     Financial Statements (unaudited)

        Condensed consolidated balance sheets -
        March 31, 1997 and December 31, 1996                    3-4

        Condensed consolidated statements of income -
        three months ended March 31, 1997
        and 1996                                                  5

        Condensed consolidated statements of cash flows -
        Three months ended March 31, 1997 and 1996                6

        Notes to condensed consolidated financial
        statements                                                7

        Item 2     Management's Discussion and Analysis
                   Of Financial Condition and Results
                   of Operations

        Management's discussion and analysis of financial
        condition and results of operations                      8-9

Part II  Other Information

        Item 1     Legal proceedings                             10

        Item 6     Exhibits

                   Reports on Form 8-K                           10

                   Signatures                                    11

                                  FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                               (In thousands)

                                                  March 31,       December 31,
                                                    1997             1996
                                                (Unaudited)            *
                                                -----------       ------------
ASSETS
Current Assets
 Cash                                           $    949          $    695
 Accounts receivable                              36,238            33,893
 Allowance for doubtful accounts                  (1,585)           (1,397)
 Current maturities of other receivables           1,062             1,062
 Notes receivable                                    423               501
 Inventories                                         678               878
 Prepaid expenses                                  4,042             3,400
 Prepaid tires                                     3,618             3,888
 Deferred income taxes                             2,827             2,748
 Other                                               120               121
                                                 --------         --------
     Total Current assets                         48,372            45,789

Property, plant and equipment                    185,608           181,202
 Less - accumulated depreciation and
  amortization                                   (63,774)          (60,300)
                                                 --------         --------
                                                  121,834          120,902
Other Assets                                        7,010            6,913
                                                 --------         --------
                                                 $177,216         $173,604
                                                 ========         ========

                                    FORM 10-Q
                        PART 1  - FINANCIAL INFORMATION
                             MTL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                   (In thousands)
                                     (continued)

                                                   March 31,     December 31,
                                                     1997           1996
                                                  (Unaudited)        *
                                                  ----------      ----------
Current Liabilities
 Current maturities of indebtedness              $  4,115         $  4,224
 Accounts payable and accrued expenses              9,480           10,657
 Independent contractors payable                    6,167            4,547
 Other current liabilities                          4,266            3,799
 Income tax payable                                   945              152
                                                  -------          -------
     Total Current liabilities                     24,973           23,379

Long term debt, less current maturities            51,013           51,701
Capital lease obligations, less current
  maturities                                          890            1,404
Other long term obligations                         4,485            4,528
Deferred income taxes                              24,574           23,679
Commitments and contingent liabilities

 Stockholders' equity
 Common stock                                          45               45
 Other stockholders' equity                        71,236           68,868
                                                  -------          -------
       Total stockholders' equity                  71,281           68,913
                                                  -------          -------
                                                 $177,216         $173,604
                                                 ========         ========

* Condensed from audited financial statements.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  FORM 10-Q

                        PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                     (In thousands, except per share data)

                                         Three months ended
                                             March 31,
                                        1997         1996
                                       ------       ------
Operating Revenues
Transportation                         $62,838      $46,712
Other                                    4,546        4,308
                                      --------     --------
                                        67,384       51,020

Operating Expenses
Purchased transportation                42,478       33,144
Depreciation and amortization            3,871        2,763
Other operating expenses                16,348       10,951
                                      --------     --------
     Operating income                    4,687        4,162

Interest expense, net                      737          780
Other expense                              (10)         (44)
                                      --------     --------
     Income before taxes                 3,960        3,426

Income taxes                             1,626        1,390
                                      --------     --------

     Net income                       $  2,334     $  2,036
                                      ========     ========


Weighted average number of
shares outstanding
 Primary                                 4,686        4,549
 Fully Diluted                           4,704        4,558

Net income per share
 Primary                                 $0.50        $0.45
 Fully Diluted                           $0.50        $0.45




The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                          MTL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                               Three months ended March 31,
                                                 1997              1996
                                               -------            ------
Cash provided by (used for)
Operating activities:
      Net Income                                $2,334             $2,036
      Adjustments for non cash charges           4,686              3,928
      Changes in Assets and liabilities           (354)            (2,070)
                                              --------            --------
      Net cash provided by operating
        activities                               6,666              3,894

Investing activities:
      Repayment from (Advance to) investee        (533)                63
      Other Investments                            174                  0
      Capital expenditures                      (5,011)            (3,545)
      Proceeds from asset dispositions             230                295
                                              --------            --------
      Net cash used for investing
        activities                              (5,140)            (3,187)

Financing activities:
      Proceeds from issuance of long
        term debt                                    0              1,000
      Payment of obligations                    (1,291)            (1,982)
      Issuance of common stock - net                50                 10
                                                -------             -------
      Net cash (used in) provided by
        financing activities                    (1,241)              (972)
                                                -------             -------
Net Increase or decrease in cash                   285               (265)
Effect of exchange rate changes on cash            (31)                 0
Cash, beginning of period                          695                322
                                               --------            --------
Cash, end of period                             $  949             $   57
                                               ========            ========


Cash payments for:
      Interest                                  $  899             $  896
      Income taxes                              $   95             $    4


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 FORM 10-Q
                       Item 1.  Financial Statements
                         MTL INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation
The accompanying unaudited condensed, consolidated financial statements of MTL Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K dated March 28, 1997.
Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. EARNINGS PER SHARE:
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS 128). SFAS 128 establishes new standards for computing and presenting EPS. Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS is effective for financial statements issued after December 15, 1997, earlier application is not permitted. The effect of the adoption of SFAS 128 on the accompanying financial statements is as follows:

                                         Three months ended March 31,
              Per share amounts               1997          1996
                                             -----         -----
             Primary EPS as reported         $0.50         $0.45
             Effect of SFAS No. 128           0.02          0.00
                                             -----         -----
             Basic EPS as restated           $0.52         $0.45
                                             =====         =====
             Fully diluted EPS as reported   $0.50         $0.45
             Effect of SFAS No. 128           0.00          0.00
                                             -----         -----
             Diluted EPS as restated         $0.50         $0.45
                                             =====         =====

3. SUPPLEMENTAL DISCLOSURE OF PRO FORMA CONSOLIDATED FINANCIAL INFORMATION:
On June 11, 1996 the Company acquired all the outstanding stock of Levy Transport Ltd. ("Levy"), a Quebec-based tank truck carrier, from Les Placements Marlin Ltee.
The following disclosure gives retroactive effect to the share purchase agreement between the Company and Les Placements Marlin Ltee as if Levy had been owned for the entire period presented.

Revenues for the three months ended March 31, 1996: $58,160,000. Net income for the three months ended March 31, 1996: $2,055,000. Net income per share for the three months ended March 31, 1996: $0.45.

                                 FORM 10-Q
                      PART 1 - FINANCIAL INFORMATION
                        MTL INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITON AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS
            FIRST QUARTER 1997 COMPARED TO THE FIRST QUARTER 1996


The Company's operating results are affected by shipments for the bulk chemical industry. Shipments of chemical products are in turn affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. The Company also participates in the shipment of bulk food products through its food-grade division. The volume of food products and certain other consumer products tends to be subject to fewer fluctuations due to swings in economic activity.

All of the comparative operating results for the first quarter of 1997 have been impacted by the acquisition of Levy Transport Ltd. ("Levy"), effective May 1, 1996.

For the quarter ended March 31, 1997, revenues totaled $67.4 million, a 32.1% increase over revenues of $51.0 million for the same period in 1996. The Company attributes its increased revenues to the acquisition of Levy, sustained strength in chemical industry shipments nationwide, and continued implementation of both its affiliate and core carrier strategies.

For the quarter ended March 31, 1997, operating income totaled $4.7 million, representing a 12.6% increase compared to $4.2 million for the same period in 1996. This increase is primarily due to an increase in sales. The operating ratio increased due to the inclusion of Levy, which has a different expense profile than the Company's other operating subsidiaries.

Net interest decreased slightly to $737,000 in the quarter ended March 31, 1997, from $780,000 in the quarter ended March 31, 1996.

Pretax income for the quarter ended March 31, 1997, totaled $4.0 million, a 15.6% increase compared to $3.4 million for the same period in 1996. Pretax income increased primarily due to the increase in operating income year to year.

For the quarter ended March 31, 1997, the Company's net income and earnings per share were $2.3 million and $0.50 respectively, compared to $2.0 million and $0.45 respectively for the same period in 1996. Weighted average shares outstanding increased from 4,549,000 in the first quarter of 1996 to 4,686,000 in the first quarter of 1997. As of March 31, 1997, a total of 4,528,716 shares were outstanding.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES



Liquidity and Capital Resources



The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions. Net cash provided by operating activities totaled $6.7 million for the three month period ending March 31, 1997, versus $3.9 million for the same period in 1996. The cash used in financing activities totaled $1.2 million during the three month period ending March 31, 1997, compared to $1.0 million used in financing activities during the comparable period in 1996.

Capital used for investing activities totaled $5.1 million for the three month period ended March 31, 1997, compared to $3.2 million used for the comparable 1996 period. Capital was used primarily to acquire additional revenue equipment to expand the Company's operations.

The Company maintains a $50,000,000 unsecured revolving credit facility with a group of banks maturing in May of 1999. As of March 31, 1997, the Company has available $35.6 million under this revolving credit facility. Last year the Company closed on a $25,000,000, 10-year fixed rate private placement of debt, and a CDN $13.5 million credit facility on behalf of Levy.

The Company's management believes that borrowings under these loan agreements, together with available cash and internally generated funds, will be sufficient to fund MTL's continued growth and meet its working capital requirements for the foreseeable future.

                                   FORM 10-Q

                          PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings

     Reference is made to Item 3 on page 11 of the Company's Form 10-K for the year ended December 31, 1996. There have been no material changes in the Company's legal proceedings since this filing.



ITEM 6.     (a) Exhibits:  27 Financial Data Schedule (for SEC use only)

            (b) Reports on Form 8-K:  None

                                  Signatures






                                                   MTL INC.
                                 -------------------------------------------


April 28, 1997                            /S/ CHARLES J. O'BRIEN, JR.
                                 -------------------------------------------
                                   CHARLES J. O'BRIEN, JR., (CEO, PRESIDENT)
                                  (DULY AUTHORIZED OFFICER)


April 28, 1997                             /S/ RICHARD J. BRANDEWIE
                                 -------------------------------------------
                                   RICHARD J. BRANDEWIE, (TREASURER)
                                  (PRINCIPAL FINANCIAL OFFICER)