Form 10-Q
period 1997-06-30
MTL INC
filed 1997-07-25
CIK 922863

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934.

For the quarterly period ended             June 30, 1997
                              -----------------------------------------------
                                             or
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

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at June 30, 1997
------------------------------              ----------------------------------
(Common Stock, $.01 par value)                          4,534,020

                           MTL INC. AND SUBSIDIARIES

                                    INDEX


Part I  Financial Information                                Page No.

        Item 1     Financial Statements (unaudited)

        Condensed consolidated balance sheets -
        June 30, 1997 and December 31, 1996                      3-4

        Condensed consolidated statements of income -
        three months and six months ended June 30,
        1997 and 1996                                             5

        Condensed consolidated statements of cash flows -
        Six months ended June 30, 1997 and 1996                   6

        Notes to condensed consolidated financial
        statements                                               7-8

        Item 2     Management's Discussion and Analysis
                   Of Financial Condition and Results
                   of Operations

        Management's discussion and analysis of financial
        condition and results of operations                      9-10

Part II  Other Information

        Item 1     Legal proceedings                              11

        Item 6     Exhibits

                   Reports on Form 8-K                            11

                   Signatures                                     12

                                  FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                               (In thousands)

                                                  June 30,       December 31,
                                                    1997             1996
                                                (Unaudited)            *
                                                -----------       ------------
ASSETS
Current Assets
 Cash                                           $  2,103          $    695
 Accounts receivable                              38,823            33,893
 Allowance for doubtful accounts                  (1,792)           (1,397)
 Current maturities of other receivables           1,111             1,062
 Notes receivable                                    383               501
 Inventories                                         679               878
 Prepaid expenses                                  2,472             3,400
 Prepaid tires                                     3,657             3,888
 Deferred income taxes                             2,827             2,748
 Other                                               125               121
                                                 -------           -------
     Total Current assets                         50,388            45,789

Property, plant and equipment                    192,274           181,202
 Less - accumulated depreciation and
  amortization                                   (67,524)          (60,300)
                                                --------           -------
                                                 124,750           120,902
Other Assets                                       8,899             6,913
                                                --------          --------
                                                $184,037          $173,604
                                                ========          ========

                                    FORM 10-Q
                        PART 1  - FINANCIAL INFORMATION
                             MTL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                   (In thousands)
                                     (continued)

                                                   June 30,     December 31,
                                                     1997           1996
                                                  (Unaudited)        *
                                                  ----------      ----------
Current Liabilities
 Current maturities of indebtedness              $  3,370         $  4,224
 Accounts payable and accrued expenses              9,826           10,657
 Independent contractors payable                    6,128            4,547
 Other current liabilities                          4,228            3,799
 Income tax payable                                   294              152
                                                   ------           ------
     Total Current liabilities                     23,846           23,379

Long term debt, less current maturities            55,502           51,701
Capital lease obligations, less current
  maturities                                          166            1,404
Other long term obligations                         4,533            4,528
Deferred income taxes                              25,875           23,679
Commitments and contingent liabilities                -                -

 Stockholders' equity
 Common stock                                          45               45
 Other stockholders' equity                        74,070           68,868
                                                  -------          -------
       Total stockholders' equity                  74,115           68,913
                                                  -------          -------
                                                 $184,037         $173,604
                                                  =======          =======

* Condensed from audited financial statements.

 The accompanying notes are an integral part of these condensed, consolidated financial statements.

                                  FORM 10-Q

                        PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                     (In thousands, except per share data)

                                   Six months ended      Three months ended
                                       June 30,               June 30,
                                  1997         1996       1997         1996
                                 ------       ------     ------       ------
Operating Revenues
Transportation                  $129,727     $101,076     $66,889    $54,364
Other                              9,462        8,748       4,916      4,440
                                --------     --------    --------   --------
                                 139,189      109,824      71,805     58,804

Operating Expenses
Purchased transportation          88,065       69,857      45,587     36,713
Depreciation and amortization      8,051        6,086       4,180      3,323
Other operating expenses          32,870       25,000      16,522     14,049
                                --------     --------    --------   --------
     Operating income             10,203        8,881       5,516      4,719

Interest expense, net              1,555        1,670         818        890
Other expense                        (19)        (118)         (9)       (74)
                                --------     --------    --------   --------
     Income before taxes           8,667        7,329       4,707      3,903

Income taxes                       3,578        3,005       1,952      1,615
                                --------     --------    --------   --------
     Net income                 $  5,089     $  4,324    $  2,755   $  2,288
                                ========     ========    ========   ========


Weighted average number of
shares outstanding
 Primary                           4,687        4,554       4,689      4,561
 Fully Diluted                     4,693        4,559       4,694      4,561

Net income per share
 Primary                           $1.09        $0.95       $0.59      $0.50
 Fully Diluted                     $1.08        $0.95       $0.59      $0.50




The accompanying notes are an integral part of these condensed, consolidated financial statements.

                                 FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                          MTL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                Six months ended June 30,
                                                 1997              1996
                                               -------            ------
Cash provided by (used for)
Operating activities:
      Net Income                                $5,089             $4,324
      Adjustments for non cash charges          10,179              7,923
      Changes in Assets and liabilities         (2,953)            (3,248)
                                              --------            --------
      Net cash provided by operating
        activities                              12,315              8,999

Investing activities:
      Repayment from (Advance to) investee        (332)               124
      Investment in Subsidiary - net of cash      (533)            (4,602)
      Capital expenditures                     (12,280)            (7,129)
      Proceeds from asset dispositions             381                811
                                              --------            --------
      Net cash used for investing
        activities                             (12,764)           (10,796)

Financing activities:
      Proceeds from issuance of long
        term debt                                4,852              7,000
      Payment of obligations                    (3,002)            (5,184)
      Issuance of common stock - net               115                 29
                                              --------            --------
      Net cash (used in) provided by
        financing activities                     1,965              1,845
                                              --------            --------
Net Increase or decrease in cash                 1,516                 48
Effect of exchange rate changes on cash           (108)               (35)
Cash, beginning of period                          695                322
                                              --------            --------
Cash, end of period                             $2,103            $   335
                                              ========            ========


Cash payments for:
      Interest                                  $1,821             $1,898
      Income taxes                              $1,363             $  838


The accompanying notes are an integral part of these condensed, consolidated financial statements.

                                 FORM 10-Q
                       Item 1.  Financial Statements
                         MTL INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation
The accompanying unaudited condensed, consolidated financial statements of MTL Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K dated March 28, 1997.
Operating results for the quarter ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. EARNINGS PER SHARE:
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS 128). SFAS 128 establishes new standards for computing and presenting EPS. Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued after December 15, 1997, earlier application is not permitted. The effect of the adoption of SFAS 128 on the accompanying financial statements is as follows:

                                  Six months ended     Three months ended
                                     June 30,              June 30,
 Per share amounts                 1997    1996          1997    1996
                                  ------   -----        -----    -----
 Primary EPS as reported          $1.09    $0.95        $0.59    $0.50
 Effect of SFAS No. 128            0.03     0.01         0.02     0.01
                                  -----    -----        -----    -----
 Basic EPS as restated            $1.12    $0.96        $0.61    $0.51
                                  =====    =====        =====    =====
 Fully diluted EPS as reported    $1.08    $0.95        $0.59    $0.50
 Effect of SFAS No. 128            0.01     0.00         0.00     0.00
                                  -----    -----        -----    -----
  Diluted EPS as restated         $1.09    $0.95        $0.59     0.50
                                  =====    =====        =====    =====

3. SUPPLEMENTAL DISCLOSURE OF PRO FORMA CONSOLIDATED FINANCIAL INFORMATION:
On June 11, 1996 the Company acquired all the outstanding stock of Levy Transport Ltd. ("Levy"), a Quebec-based tank truck carrier, from Les Placements Marlin Ltee.
The following disclosure gives retroactive effect to the share purchase agreement between the Company and Les Placements Marlin Ltee as if Levy had been owned for the entire period presented.
Revenues for the six months ended June 30, 1996: $119,516,000. Net income for the six months ended June 30, 1996: $4,331,000. Net income per share for the six months ended June 30, 1996: $0.95.

4. ADDITIONAL DISCLOSURE:
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130,"Reporting Comprehensive Income" (SFAS 130) and No.131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131).

SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income seperately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997.

SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

The effects of SFAS 130 and 131 on the company have not been considered at this time.

                                 FORM 10-Q
                      PART 1 - FINANCIAL INFORMATION
                        MTL INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITON AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS
           SECOND QUARTER 1997 COMPARED TO THE SECOND QUARTER 1996


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

All of the comparative operating results for the second quarter of 1997 have been impacted by the acquisition of Levy Transport Ltd. ("Levy"), effective May 1, 1996.

For the quarter ended June 30, 1997, revenues totaled $71.8 million, a 22.2% increase over revenues of $58.8 million for the same period in 1996. The Company attributes its increased revenues to the acquisition of Levy, sustained strength in chemical industry shipments nationwide, and continued implementation of both its affiliate and core carrier strategies.

For the quarter ended June 30, 1997, operating income totaled $5.5 million, representing a 16.9% increase compared to $4.7 million for the same period in 1996. This increase is primarily due to an increase in sales. The operating ratio increased due to the inclusion of Levy, which has a different expense profile than the Company's other operating subsidiaries.

Net interest decreased slightly to $818,000 in the quarter ended June 30, 1997, from $890,000 in the quarter ended June 30, 1996.

Pretax income for the quarter ended June 30, 1997, totaled $4.7 million, a 20.6% increase compared to $3.9 million for the same period in 1996. Pretax income increased primarily due to the increase in operating income year to year.

For the quarter ended June 30, 1997, the Company's net income and earnings per share were $2.8 million and $0.59 respectively, compared to $2.3 million and $0.50 respectively for the same period in 1996. Weighted average shares outstanding increased from 4,561,000 in the second quarter of 1996 to 4,689,000 in the second quarter of 1997. As of June 30, 1997, a total of 4,534,020 shares were outstanding.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES



Liquidity and Capital Resources



The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions. Net cash provided by operating activities totaled $12.3 million for the six month period ending June 30, 1997, versus $9.0 million for the same period in 1996. The cash provided by financing activities totaled $2.0 million during the six month period ending June 30, 1997, compared to $1.8 million provided by financing activities during the comparable period in 1996.

Capital used for investing activities totaled $12.8 million for the six month period ended June 30, 1997, compared to $10.8 million used for the comparable 1996 period. Capital was used primarily to acquire additional revenue equipment to expand the Company's operations.

The Company maintains a $50,000,000 unsecured revolving credit facility with a group of banks maturing in May of 2000. As of June 30, 1997, the Company has available $31.4 million under this revolving credit facility. Last year the Company closed on a $25,000,000, 10-year fixed rate private placement of debt, and a CDN $13.5 million credit facility on behalf of Levy.

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



ITEM 6.     (a) Exhibits:  27 Financial Data Schedule (for SEC use only)

            (b) Reports on Form 8-K:  None

                                  Signatures






                                                   MTL INC.
                                 -------------------------------------------


July 25, 1997                            /S/ CHARLES J. O'BRIEN, JR.
                                 -------------------------------------------
                                   CHARLES J. O'BRIEN, JR., (CEO, PRESIDENT)
                                  (DULY AUTHORIZED OFFICER)


July 25, 1997                             /S/ RICHARD J. BRANDEWIE
                                 -------------------------------------------
                                   RICHARD J. BRANDEWIE, (TREASURER)
                                  (PRINCIPAL FINANCIAL OFFICER)