Form 10-Q
period 1997-09-30
MTL INC
filed 1997-10-24
CIK 922863

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934.

For the quarterly period ended          September 30, 1997
                              -----------------------------------------------
                                             or
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

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at September 30, 1997
------------------------------             ----------------------------------
(Common Stock, $.01 par value)                         4,544,186

                           MTL INC. AND SUBSIDIARIES

                                    INDEX


Part I  Financial Information                                Page No.

        Item 1     Financial Statements (unaudited)

        Condensed consolidated balance sheets -
        September 30, 1997 and December 31, 1996                3-4

        Condensed consolidated statements of income -
        three months and nine months ended September 30,
        1997 and 1996                                             5

        Condensed consolidated statements of cash flows -
        nine months ended September 30, 1997 and 1996             6

        Notes to condensed consolidated financial
        statements                                               7-8

        Item 2     Management's Discussion and Analysis
                   Of Financial Condition and Results
                   of Operations

        Management's discussion and analysis of financial
        condition and results of operations                      9-10

Part II  Other Information

        Item 5     Other Information                              11

        Item 6     Exhibits

                   Reports on Form 8-K                            11

                   Signatures                                     12

                                  FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                               (In thousands)

                                              September 30,       December 31,
                                                   1997              1996
                                               (Unaudited)             *
                                               -----------       ------------
ASSETS
Current Assets
 Cash                                           $    612          $    695
 Accounts receivable                              40,011            33,893
 Allowance for doubtful accounts                  (1,922)           (1,397)
 Current maturities of other receivables           1,111             1,062
 Notes receivable                                    392               501
 Inventories                                         853               878
 Prepaid expenses                                  2,152             3,400
 Prepaid tires                                     3,783             3,888
 Deferred income taxes                             3,188             2,748
 Other                                               126               121
                                                 -------           -------
     Total Current assets                         50,306            45,789

Property, plant and equipment                    203,197           181,202
 Less - accumulated depreciation and
  amortization                                   (71,711)          (60,300)
                                                --------           -------
                                                 131,486           120,902
Other Assets                                       9,792             6,913
                                                --------          --------
                                                $191,584          $173,604
                                                ========          ========

                                    FORM 10-Q
                        PART 1  - FINANCIAL INFORMATION
                             MTL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                   (In thousands)
                                     (continued)

                                                September 30,    December 31,
                                                    1997            1996
                                                 (Unaudited)         *
                                                 ----------       ----------
Current Liabilities
 Current maturities of indebtedness              $  2,594         $  4,224
 Accounts payable and accrued expenses             12,139           10,657
 Independent contractors payable                    7,492            4,547
 Other current liabilities                          4,788            3,799
 Income tax payable                                 1,129              152
                                                   ------           ------
     Total Current liabilities                     28,142           23,379

Long term debt, less current maturities            54,630           51,701
Capital lease obligations, less current
  maturities                                          118            1,404
Other long term obligations                         4,734            4,528
Deferred income taxes                              26,834           23,679
Commitments and contingent liabilities                -                -

 Stockholders' equity
 Common stock                                          45               45
 Other stockholders' equity                        77,081           68,868
                                                  -------          -------
       Total stockholders' equity                  77,126           68,913
                                                  -------          -------
                                                 $191,584         $173,604
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

                                  FORM 10-Q

                        PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                     (In thousands, except per share data)

                                 Nine months ended      Three months ended
                                   September 30,            September 30,
                                  1997         1996       1997         1996
                                 ------       ------     ------       ------
Operating Revenues
Transportation                  $198,694     $159,428      $68,967   $58,352
Other                             14,439       13,383        4,977     4,635
                                --------     --------    --------   --------
                                 213,133      172,811      73,944     62,987

Operating Expenses
Purchased transportation         132,147      108,046       44,082    38,189
Depreciation and amortization     12,580        9,894        4,529    3,808
Other operating expenses          52,469       40,888       19,599    15,888
                                --------     --------    --------   --------
     Operating income             15,937       13,983       5,734      5,102

Interest expense, net              2,375        2,619         820        949
Other expense                        (48)        (102)        (29)        16
                                --------     --------    --------   --------
     Income before taxes          13,610       11,466       4,943      4,137

Income taxes                       5,593        4,697       2,015      1,692
                                --------     --------    --------   --------
     Net income                 $  8,017     $  6,769    $  2,928   $  2,445
                                ========     ========    ========   ========


Weighted average number of
shares outstanding
 Primary                           4,700        4,571       4,719      4,586
 Fully Diluted                     4,737        4,571       4,738      4,586

Net income per share
 Primary                           $1.71        $1.48       $0.62      $0.53
 Fully Diluted                     $1.69        $1.48       $0.62      $0.53




The accompanying notes are an integral part of these condensed, consolidated financial statements.

                                 FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                          MTL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                            Nine months ended September 30,
                                                 1997              1996
                                               -------            ------
Cash provided by (used for)
Operating activities:
      Net Income                                $8,017            $ 6,769
      Adjustments for non cash charges          15,296             12,442
      Changes in Assets and liabilities          2,988             (3,325)
                                              --------            --------
      Net cash provided by operating
        activities                              26,301             15,886

Investing activities:
      Repayment from (Advance to) investee          0                 157
      Investment in Subsidiary - net of cash    (3,677)            (4,602)
      Capital expenditures                     (23,028)           (10,077)
      Proceeds from asset dispositions             (86)               238
                                              --------            --------
      Net cash used for investing
        activities                             (26,791)           (14,284)

Financing activities:
      Proceeds from issuance of long
        term debt                                4,328              6,000
      Payment of obligations                    (4,264)            (6,875)
      Issuance of common stock - net               261                 38
                                              --------            --------
      Net cash (used in) provided by
        financing activities                       325               (837)
                                              --------            --------
Net Increase or decrease in cash                  (164)               765
Effect of exchange rate changes on cash             81                 (5)
Cash, beginning of period                          695                322
                                              --------            --------
Cash, end of period                             $  612             $1,082
                                              ========            ========


Cash payments for:
      Interest                                  $2,823             $2,959
      Income taxes                              $2,051             $1,494

The accompanying notes are an integral part of these condensed, consolidated financial statements.

                                 FORM 10-Q
                       Item 1.  Financial Statements
                         MTL INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation
The accompanying unaudited condensed, consolidated financial statements of MTL Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K dated March 28, 1997.
Operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

                                  Nine months ended     Three months ended
                                    September 30,         September 30,
 Per share amounts                 1997    1996          1997    1996
                                  ------   -----        -----    -----
 Primary EPS as reported          $1.71    $1.48        $0.62    $0.53
 Effect of SFAS No. 128            0.06     0.02         0.03     0.01
                                  -----    -----        -----    -----
 Basic EPS as restated            $1.77    $1.50        $0.65    $0.54
                                  =====    =====        =====    =====
 Fully diluted EPS as reported    $1.69    $1.48        $0.62    $0.53
 Effect of SFAS No. 128            0.02     0.00         0.00     0.00
                                  -----    -----        -----    -----
  Diluted EPS as restated         $1.71    $1.48        $0.62     0.53
                                  =====    =====        =====    =====

3. SUPPLEMENTAL DISCLOSURE OF PRO FORMA CONSOLIDATED FINANCIAL INFORMATION:
On June 11, 1996 the Company acquired all the outstanding stock of Levy Transport Ltd. ("Levy"), a Quebec-based tank truck carrier, from Les Placements Marlin Ltee.
The following disclosure gives retroactive effect to the share purchase agreement between the Company and Les Placements Marlin Ltee as if Levy had been owned for the entire period presented.
Revenues for the nine months ended September 30, 1996:$182,503,000. Net income for the nine months ended September 30, 1996:$6,776,000. Net income per share for the nine months ended September 30, 1996: $1.48.

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

                                 FORM 10-Q
                      PART 1 - FINANCIAL INFORMATION
                        MTL INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITON AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS
           THIRD QUARTER 1997 COMPARED TO THE THIRD QUARTER 1996


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

All of the comparative year-to-date operating results as of the third quarter 1997 been impacted by the acquisition of Levy Transport Ltd. ("Levy"), effective May 1, 1996.

For the quarter ended September 30, 1997, revenues totaled $73.9 million, a 17.4% increase over revenues of $63.0 million for the same period in 1996. The Company attributes its increased revenues to the acquisition of Levy, sustained strength in chemical industry shipments nationwide, and continued implementation of both its affiliate and core carrier strategies.

For the quarter ended September 30,1997,operating income totaled $5.7 million, representing a 12.4% increase compared to $5.1 million for the same period in 1996. This increase is primarily due to an increase in sales. The operating ratio increased slightly due to an increase in company revenues, which has a a different expense profile than the Company's affiliate operations.

Net interest decreased to $820,000 in the quarter ended September 30, 1997, from $949,000 in the quarter ended September 30, 1996.

Pretax income for the quarter ended September 30, 1997, totaled $4.9 million, a 19.5% increase compared to $4.1 million for the same period in 1996. Pretax income increased primarily due to the increase in operating income year to year.

For the quarter ended September 30, 1997, the Company's net income and earnings per share were $2.9 million and $0.62 respectively, compared to $2.4 million and $0.53 respectively for the same period in 1996. Weighted average shares outstanding increased from 4,586,000 in the third quarter of 1996 to 4,719,000 in the third quarter of 1997. As of September 30, 1997, a total of 4,544,186 shares were outstanding.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES



Liquidity and Capital Resources



The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions. Net cash provided by operating activities totaled $26.3 million for the nine month period ending September 30, 1997, versus $15.9 million for the same period in 1996. The cash provided by financing activities totaled $0.3 million during the nine month period ending September 30, 1997, compared to $0.8 million used in financing activities during the comparable period in 1996.

Capital used for investing activities totaled $26.8 million for the nine month period ended September 30, 1997, compared to $14.3 million used for the comparable 1996 period. Capital was used primarily to acquire additional revenue equipment to expand the Company's operations.

The Company maintains a $50,000,000 unsecured revolving credit facility with a group of banks maturing in May of 2000. As of September 30, 1997,the Company has $32.7 million available under this revolving credit facility. Last year the Company closed on a $25,000,000, 10-year fixed rate private placement of debt and a CDN $13.5 million credit facility on behalf of Levy. On July 3, of this year the Levy credit facility was increased to CDN $23.5 million.

The Company's management believes that borrowings under these loan agreements, together with available cash and internally generated funds, will be sufficient to fund MTL's continued growth and meet its working capital requirements for the foreseeable future.

                                   FORM 10-Q

                          PART II - OTHER INFORMATION



ITEM 5.     Other Information

     On September 14, 1997, Montgomery Tank Lines, Inc., a wholly owned subsidiary of MTL Inc., was involved in a product contamination incident in connection with the unloading of liquid cargo. The extent of damage and the relative responsibilities of each party involved are uncertain at this time. However, management is of the opinion that in the event liability is asserted against Montgomery Tank Lines, Inc., the company's existing insurance coverage will adequately cover any potential damage claims that may arise from this incident.

ITEM 6.     (a) Exhibits:  27 Financial Data Schedule (for SEC use only)

            (b) Reports on Form 8-K:  None

                                  Signatures






                                                   MTL INC.
                                 -------------------------------------------


October 24, 1997                            /S/ CHARLES J. O'BRIEN, JR.
                                 -------------------------------------------
                                   CHARLES J. O'BRIEN, JR., (CEO, PRESIDENT)
                                  (DULY AUTHORIZED OFFICER)


October 24, 1997                             /S/ RICHARD J. BRANDEWIE
                                 -------------------------------------------
                                   RICHARD J. BRANDEWIE, (TREASURER)
                                  (PRINCIPAL FINANCIAL OFFICER)