Form 10-K
period 1997-12-31
MTL INC
filed 1998-03-23
CIK 922863

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended
December 31, 1997                                    Commission File No: 0-24180

                                    MTL INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                        59-3239073
----------------------------                  --------------------------------
(State of other jurisdiction                  (IRS Employer Identification No.)
     of incorporation)


3108 Central Drive, Plant City, FL                          33567
---------------------------------------               ----------------
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

As of December 31, 1997, 4,549,824 shares of common stock were outstanding, and the aggregate market value of the common stock of MTL Inc. held by nonaffiliates (2,046,097 shares) was approximately $51,663,949 based on the market price at that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement Regarding the 1998 Special Shareholders Meeting is Incorporated by Reference in Part III of this Report.

PART I

Item 1. Business

         MTL Inc. (the "Company") is a tank truck carrier engaged in the transportation of bulk liquid products in both interstate and intrastate commerce, and to a lesser extent international commerce. Footnote 11 to the financial statements included herein as Exhibit (a) contains financial information as it relates to geographic segments. The Company provides a complete line of bulk liquid transportation services and provides dependable, safe and timely service designed to meet the specialized needs of its customers. The Company is headquartered in Plant City, Florida and serves a wide variety of manufacturing and industrial users throughout the continental United States, Canada and Mexico. The Company transports a broad range of chemical and petroleum products, including resins, latex, acids, alcohols, solvents, corrosives and compressed gasses. The Company, through a separate division, also transports food products. Many of the products transported require specialized trailers and experienced personnel skilled in the safe and efficient handling of these various products. The Company also provides tractors and trailers to customers, affiliates and drivers for use in the transportation business.

         On February 10, 1998, the Company entered into an agreement with Sombrero Acquisition Corporation ("Sombrero"), an affiliate of Apollo Management LP ("Apollo") pursuant to which Sombrero will merge with the Company. According to the terms of the merger agreement, shareholders of the Company will receive $40.00 per share in cash. At the option of Apollo, however, up to $1.60 of the purchase price can be in the form of common stock of the Company. The total transaction value is approximately $250.0 million, including outstanding stock options, fees and approximately $54.0 million of net debt.

         The transaction will be subject to the customary conditions including the affirmative vote of the holders of a majority of the outstanding shares of MTL. It is expected that a special meeting of shareholders will be held in May 1998. Sombrero has signed agreements with certain existing shareholders of MTL owning approximately 25% of the outstanding shares of common stock to vote for the transaction.

         The Company will be funded by an equity investment of approximately $70.0 million from Apollo and members of the Company's existing management. Approximately $200.0 million of senior subordinated and bank debt will be used to finance the acquisition. Additionally, a $100.0 million revolving credit facility will be available to the Company for working capital and acquisition purposes.

Affiliate Program

         The Company maintains an Affiliate program in order to leverage its operating expertise, provide appropriate incentives to its terminal management, and reduce fixed costs incurred in operating multiple terminals and maintaining a large fleet of tractors and trailers. As of December 31, 1997, 48 of the 80 terminals in the Company's network were operated by Affiliates. In 1997, Affiliates were responsible for $146.2 million in transportation revenue, or approximately 51.1% of the Company's total revenues. Affiliate facilities are frequently staffed by former Company employees who now work directly for an Affiliate. The Company currently has Affiliate arrangements with 28 independently-owned businesses.

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

         Contracts with Affiliates typically carry a one year term, renewable on a yearly basis unless terminated by either party. During the last five years, the Company has terminated nine Affiliates from the Company's network for failing to meet the Company's standards. None of the terminated Affiliates had annual revenues in excess of $5 million. Contracts between the Company and its Affiliates contain restrictive covenants which prohibit Affiliates from competing directly with the Company in a specific geographic area for a period of one year following termination of a contract.

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

         The Company and its Affiliates dedicate significant resources to recruiting and retaining owner-operators. The Company attempts to enhance the profitability of its owner-operators through purchasing programs which take advantage of the Company's significant purchasing power. Programs cover such operating expense items as fuel, tires and insurance. As of December 31, 1997, the Company had contracts with 930 owner-operators.

Marketing

         The Company conducts its marketing activities at both the national and local levels. The Company employs 15 geographically dispersed sales managers who market the Company's services primarily to national accounts. These sales managers have extensive experience in marketing specialized tank truck transportation services. The corporate sales staff also concentrates on developing dedicated logistics opportunities. The Company's senior management is actively involved in the marketing process, especially in marketing to national accounts. In addition, a large part of the Company's marketing is conducted locally by the Company's terminal managers and dispatchers who act as local customer service representatives. These managers and dispatchers maintain regular contact with shippers and are uniquely positioned to identify the changing transportation needs of customers in their respective geographic areas.

Customers

         The Company's client base consists of customers located throughout North America, including many Fortune 500 companies. The Company's large and varied customer base limits the Company's dependence upon any one customer or group of customers. During 1997, no single customer accounted for more than 7.8% of the Company's total revenues.

Equipment Charges

         The Company provides dedicated tractors and trailers (including ISO containers) to Affiliates and other third parties, including shippers. The Company deducts equipment payments from the weekly settlements paid to its Affiliates. This program generated revenues of approximately $19.7 million in 1997. Trailer terms range from 1 to 84 months. Tractor terms range from 12 to 60 months and may include a purchase option.

         In 1995, the Company developed a tractor purchasing program to enable owner-operators to purchase and finance equipment directly through various lenders. The Company is willing to sign a re-marketing agreement with lenders in return for a management or agency fee from the lender.

         In addition, customers pay a dedicated equipment charge when they desire equipment of a specialized nature.

Revenue Equipment

         As of December 31, 1997, the Company owned, or held directly under lease, 3,434 tank trailers, of which 1,978 were leased to Affiliates and 548 were leased to other third parties. In addition, the Company's fleet is supplemented by 640 trailers owned by Affiliates and 74 trailers owned by shippers. A typical tank trailer measures 42.5 feet in length, eight feet in width and 10.5 feet in height. The volume of the trailer ranges from 5,000 to 7,000 gallons with a payload capacity of up to 55,000 pounds. The cost of a new standard stainless steel tank trailer ranges from $47,000 to $64,000, depending on specifications. The Company's capital expenditures for new and used trailers in 1997 were $23.9 million for the purchase of approximately 500 trailers.

         Management believes that the quality of the Company's tank trailer fleet helps differentiate the Company from other carriers within its industry. The majority of the Company's linehaul tank trailers were manufactured according to detailed specifications by a former subsidiary of the Company, which is now owned by a corporation owned by the adult child of Elton Babbitt, the Company's Chairman of the Board. Management believes that these customized stainless steel trailers are superior to those of other manufacturers. The Company's stainless steel linehaul tank trailers have an average age of 9.8 years, well below the industry average. The useful life expectancy of these high-quality tanks is approximately 20 years.

         As of December 31, 1997, the Company owned or operated under capitalized leases 556 tractors, of which 182 were leased to Affiliates and owner-operators. The Company primarily purchases high-end tractors manufactured by Mack, Freightliner, and/or Peterbilt. In 1997, the Company purchased 164 new tractors at an average cost of $63,000 to $80,000 per tractor and affiliates and owner-operators purchased an additional 119. The Company generally finances its tractors under its unsecured revolving credit facility. The Company attempts to standardize its equipment purchases which reduces training and parts inventory costs and allows for a more standardized preventive maintenance program.

Quality Assurance Program

         The Company has implemented a Quality Assurance Program at all levels of the Company. The primary goal of this program is to create the highest level of customer and employee satisfaction. In furtherance of this goal, the Company achieved ISO9002 certification in 1994. ISO9002 is an internationally recognized quality standard, increasingly requested by shippers.

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

         The Company is a Partner in the Chemical Manufacturers Association's
(CMA) Responsible Care(R) Partnership Program, a voluntary industry initiative designed to enhance the safe management and transportation of chemicals.

         The program was developed to assist the chemical industry and those who are involved with its products and processes in improving their performance in health, safety and environmental quality in response to heightened public concerns. Responsible Care(R), a broad chemical industry commitment, is becoming widely recognized as the leading performance improvement initiative in the U.S., with carrier participation in this program viewed favorably by shippers.

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

Tank Wash Operations

         To maximize equipment utilization, the Company relies on 20 Company and Affiliate tank wash facilities, as well as the services of other unrelated commercial tank wash facilities located throughout its operating network. The Company and Affiliate facilities allow MTL to generate additional tank washing fees from non-affiliated carriers and shippers. Management believes that the availability of these facilities enables the Company to provide an integrated service package to its customers. New tank washing facilities require significant capital investment and regulatory approvals.

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

Drivers and Other Personnel

         At December 31, 1997, the Company employed 452 persons, of whom 170 were drivers, 25 were mechanics, 33 were tankwashers and the balance were support personnel, including clerical, administrative and dispatch personnel. In addition, the Company and its Affiliates utilized the services of 930 owner-operators as of December 31, 1997. The Company estimates its Affiliates also employed directly 1,200 persons in various driver, support and administrative capacities. The Company dedicates significant resources to driver recruiting and retention. The annual turnover rate for Montgomery Tank Lines, Inc. drivers (including those employed by Affiliates and owner-operators) was approximately 44% in 1997.

         Each terminal manager has direct responsibility for hiring drivers and administrative personnel. Where appropriate, the terminal manager is also responsible for hiring mechanics, customer service, and tank wash personnel. Company drivers and owner-operators are hired in accordance with specific guidelines regarding safety records, driving experience and a personal evaluation of the Company's staff. The Company employs only qualified tank truck drivers with a minimum of two years of over-the-road, tractor trailer experience. These drivers are then enrolled in a rigorous training program conducted at one of the Company's five safety schools.

         Owner-operators are retained by the Company under contracts cancelable by either party upon written notice. Owner-operators retain responsibility for their own operating expenses and debt service. The Company provides its employees with health, dental, vision, life, and certain other insurance coverage. These same insurance programs are available to Affiliates and owner-operators for a fee.

         One employee of a subsidiary (one terminal) and approximately 116 employees of two Affiliates (three terminals) are members of the International Brotherhood of Teamsters.

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

         MTL has received national safety awards from the National Tank Truck Carriers Association. In addition to following DOT regulations requiring random drug testing and post-accident drug testing, the Company rigorously enforces its accident and incident reporting and follow-up standards.

         The Company employs a safety and insurance staff of 22 professionals. In addition, the Company employs specialists to perform compliance checks and conduct safety tests throughout the Company's operations. The Company conducts a number of safety programs designed to promote compliance with rules and regulations and to reduce accidents and cargo claims. These programs include training programs, driver recognition programs, an ongoing Substance Abuse Prevention Program, driver safety meetings, distribution of safety bulletins to drivers, and participation in national safety associations.

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

Environmental Program

         The Company's environmental program was designed to assist in the overall maintenance of the Company's environmental affairs as required in today's regulatory environment. The program works to promote an atmosphere of environmental compliance throughout the Company. The program is jointly administered by the WCM Group, an environmental consulting firm based in Houston, and the Company's internal environmental and safety staff. Internal environmental audits are conducted at each of the Company's facilities twice per year. The audits cover all areas of the terminal including tank wash facilities, safety training and procedures, equipment and grounds and waste water management. The audit also evaluates the facilities' emergency response capabilities.

         The Company's internal program is supplemented by unannounced facility compliance audits performed by the WCM Group. The purpose of these audits is to identify any "Recognized Environmental Conditions," defined as the presence or likely presence of any hazardous substances designated as such by the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") or petroleum products on a property which indicates an existing release, a past release or a threat of release of CERCLA hazardous substances or petroleum products into structures on the property or into the ground, surface water, or groundwater of the property or from neighboring properties.

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

Item 2. Properties

         As of year end the Company operated through 80 trucking terminals located throughout the United States, Canada and Mexico. Each of the 32 Company and 48 Affiliate terminals operate as separate profit centers, and terminal managers retain responsibility for most operational decisions in their given service area. Effective supervision of a service area requires maximum personal contact with both customers and drivers. Therefore, to achieve mutually defined operating objectives, the functions of dispatch, customer service, and general administration typically rest within each separate terminal. Cooperation and coordination of the terminals is further encouraged by the Company's backhaul policy. Any terminal which generates a backhaul shipment for another terminal receives a commission on the revenue generated by the backhaul shipment.

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

         Operating facilities are currently located in the following cities:

Birmingham, AL      Mobile, AL (O)      Tuscaloosa, AL      Los Angeles, CA (C)
Oakley, CA (C)      Branford, CT        New Castle, DE(*)   Tampa, FL
Atlanta, GA         Augusta, GA         Savannah, GA        Tucker, GA (C)
Mediapolis, IA      Chicago, IL         Lansing, IL         Summit, IL (C,O)
Wilmington, IL (O)  Gary, IN* (O)       Lafayette, IN (C)   Calvert City, KY
Louisville, KY      Owensboro, KY       Bastrop, LA         Baton Rouge, LA
Lake Charles, LA    New Orleans, LA*    Fall River, MA* (C) Elkridge, MD
Detroit, MI (C,O)   Austin, MN (O)      St. Louis, MO       Omaha, NE
Avenel, NJ          Keasbey, NJ (C)     Concord, NC (C)     Mt. Holly, NC (C)
Salisbury, NC       Albany, NY (C)      Bergen, NY (C)      Akron, OH
Barberton, OH       Cincinnati, OH      Columbus, OH        Lima, OH  (C)
South Point, OH (C) Bradford, PA        Parker, PA (O)      Philadelphia, PA (O)
Pittsburgh, PA      Southampton, PA (C) Charleston, SC      Leeds, SC
Chattanooga, TN (O) Memphis, TN         Beaumont, TX (C)    Ft. Worth, TX (C,O)
Freeport, TX (O)    Houston, TX         Longview, TX (C)    Pasadena, TX  (O)
Winnie, TX          Dumfries, VA        Norfolk, VA (O)     Pearisburg, VA (O)
Roanoke, VA         Kelso, WA (C)       Inwood, WV          St. Albans, WV (C)
Appleton, WI (C)    Bristol, WI (O)     Oshkosh, WI (C)

Canadian Provinces:              Mexican Locations:
Ville-Becacour, Quebec (C)       Guadalajara
Montreal, Quebec (C)             Mexico City
Oakville, Ontario (C)
Coteau-du-Lac  (C)

(*)  Two Affiliates operate from this location.
(C)  Company Operated Facility     (O)  Company Owned Facility

         The Company's executive and administrative offices are located in a 17,600 sq. ft. Building in Plant City, Florida. The facility is owned by the Company and is located on 5.2 acres of land. In addition, the Company owns 15 terminals (12 of which are leased to Affiliates) and leases 26 terminals.

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

Item 4. Submission of Matters to a Vote of Security Holders

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of the year covered by this report.

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

         1997................................           HIGH           LOW

         Quarter ended

         First...............................           $24-1/4        $20-5/8
         Second..............................           $24-1/8        $22-7/8
         Third...............................           $28            $21-1/4
         Fourth..............................           $29-3/8        $25-1/4


         1996................................           HIGH           LOW

         Quarter ended

         First...............................           $17-1/4        $13-3/8
         Second..............................           $17-1/2        $15-5/8
         Third...............................           $19-1/2        $17-1/8
         Fourth..............................           $21-5/8        $18-1/4

         1995................................           HIGH           LOW

         Quarter ended

         First...............................           $14-3/4        $11-1/4
         Second..............................           $15-5/16       $13
         Third...............................           $16-1/4        $13-1/2
         Fourth..............................           $15-1/4        $12-5/8

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

Number of Shareholders

         As of February 23, 1997, there were approximately 1,917 shareholders of Common Stock of the company.

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


                                                      Year ended December 31,

                                       1993        1994        1995        1996        1997
                                       ----        ----        ----        ----        ----
                                          (dollars in thousands, except per share data)
Income Statement Data(1):
 Operating revenues ............    $ 142,376   $ 168,290   $ 190,054   $ 235,599   $ 286,047
 Operating expenses:
  Purchased transportation .....       96,392     112,288     120,011     145,895     178,116
  Compensation .................        9,186      13,061      20,099      26,201      31,566
  Depreciation & amortization ..        7,335       8,213      10,156      13,892      20,392
  Fuel, supplies, maintenance ..        6,209       8,293      12,172      17,957      17,335
  Selling and administrative ...        3,123       3,629       5,204       6,015       7,421
  Insurance and claims .........        5,328       5,687       3,281       4,366       6,455
  Taxes and licenses ...........        1,003       1,134       1,630       1,655       1,900
  Communications & utilities ...          991       1,052       1,149       1,378       1,805
  (Gain) loss on sale of
   property and equipment ......          (44)        (36)       (150)         20         (36)
                                    ---------   ---------   ---------   ---------   ---------
    Total operating expenses ...      129,523     153,321     173,552     217,379     264,954
 Operating income ..............       12,853      14,969      16,502      18,220      21,093
 Other income (expense):
   Interest expense, net .......       (5,722)     (4,172)     (3,468)     (3,494)     (3,175)
   Other .......................          (94)       (252)        175         214         (39)
                                    ---------   ---------   ---------   ---------   ---------
    Total other income
     (expense) .................       (5,816)     (4,424)     (3,292)     (3,280)

 Income before taxes ...........        7,037      10,545      13,210      14,940      17,879
 Provision for income taxes ....       (2,653)     (4,306)     (5,408)     (6,103)     (7,396)
                                    ---------   ---------   ---------   ---------   ---------

Net income .....................        4,384       6,239       7,802       8,837      10,483
                                    =========   =========   =========   =========   =========
Per Share Data:
  Net income
        Basic...................    $    2.67   $    1.96   $    1.73   $    1.95   $    2.31
        Diluted.................         1.44        1.61        1.72        1.92        2.23

(1)      Amounts may not total due to rounding differences.
(2) See Note 1 of Notes to Consolidated Financial Statements for additional information pertaining to per share data and calculation.


                                               Year ended December 31,
                                    1993      1994      1995      1996       1997
                                    ----      ----      ----      ----       ----
                                    (dollars in thousands, except per share data)
Balance Sheet Data
 (end of period):

Total Assets....................  $105,787  $126,219  $145,740  $173,604   $194,036
Long-term obligations,
 including current portion......    53,613    40,538    48,844    57,329     55,098
Convertible preferred stock
 and warrants...................    11,008        --        --        --         --
Stockholders' equity............    17,245    52,247    60,058    68,913     79,532


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company's operating results are affected by the shipments of the bulk chemical industry. Shipments of the bulk chemical industry are, in turn, affected by many industries, including the consumer products, pulp and paper, paint and coatings, and automotive industries. These industries have various degrees of sensitivity to economic conditions. The Company also participates in the shipment of bulk food products through its food-grade division. The volume of food products and certain consumer and paper products tend to be subject to fewer fluctuations due to swings in economic activity.

Results of Operations

         The following table sets forth expenses as a percentage of operating revenues for the periods indicated.

                                                   Year ended December 31,

                                                1995         1996        1997
                                                ----         ----        ----
Total Operating revenues..................     100.00%      100.00%     100.00%
Operating expenses:
 Purchased transportation.................       63.2         61.9        62.3
 Compensation.............................       10.6         11.1        11.0
 Depreciation and amortization............        5.3          5.9         7.1
 Fuel, supplies and maintenance...........        6.4          7.6         6.1
 Insurance and claims.....................        1.7          1.9         2.6
 Taxes and licenses.......................        0.9          0.7         2.3
 Selling and administrative...............        2.7          2.6         0.7
 Communications and utilities.............        0.6          0.6         0.6
 (gain) loss on sale of property and
   equipment..............................       (0.1)         0.0         0.0
                                               ------       ------      ------
Operating ratio...........................       91.3%        92.3%       92.6%
                                               ======       ======      ======

Year ended December 31, 1997, compared to year ended December 31, 1996.

Operating Revenues

         Operating revenues increased $50.4 million or 21.4% for 1997 compared to 1996. The increases in transportation related revenue was $48.6 million or 22.3%. The increase in other revenue was a $1.9 million or 10.6%. The transportation revenue increase is due to both the inclusion of a full year of Levy's operating results and internal growth. There was a significant increase in the number of loads hauled, 344,798 loads in 1997 compared to 267,045 loads in 1996. There was a slight increase in the average revenue per mile from $1.58 in 1996 to $1.59 in 1997. Length of haul declined from 299 miles in 1996 to 284 miles in 1997, and average revenue per load declined from $816 in 1996 to $773 in 1997. This occurred because of increases in short-haul business connected with the Levy operation, and a continued increased presence in the corrosives business which tends to be short-haul. The increase in other income is due to increased equipment being provided to both affiliates and customers.

Operating Expenses

         Total operating expense levels increased modestly about 0.3% due primarily to the inclusion of a full year of Levy which has a different expense profile. Purchased transportation increased slightly, 0.4%, as a percentage of revenue, due to an increase in the relative number of owner operators under contract. This was offset by a decrease in the expenses associated with operating company equipment. Compensation decreased 0.1% and fuel supplies and maintenance decreased 1.5%. Insurance rose 0.7% due to increased premium levels and claims volume.

         Selling and administrative expenses rose slightly in dollars by $1.4 million, however, as a percentage of revenue selling and administrative expense fell 1.9% due to continued attention to cost containment.

Interest and Other Expense

         Interest and other expense decreased slightly to $3.2 million from $3.3 million. This represents 1.1% and 1.4% of revenue respectively.

Income Taxes

         The Company's effective tax rates were 41.4% for 1997 and 40.9% for 1996. Effective tax rates for these years differ from the statutory federal rate primarily because of state taxes, nondeductible intangible asset amortization, and the meals and entertainment disallowance.

Net Income

         Income before provision for income taxes increased by approximately $2.9 million or 19.7% from 1996 to 1997. Net income increased from $8.8 million in 1996 to $10.5 million during 1997.

Year ended December 31, 1996, compared to year ended December 31, 1995.

Operating Revenues

         Operating revenues increased $45.5 million or 24.0% for 1996 compared to 1995. The increases in transportation related revenue was $44.8 million or 25.9%. The increase in other revenue was a $0.8 million or 4.7%. The transportation revenue increase is due to both the acquisition of Levy and internal growth. There was a significant increase in the number of loads hauled, 267,045 loads in 1996 compared to 184,479 loads in 1995. There was a decrease in the average revenue per mile from $1.63 in 1995 to $1.58 in 1996. Length of haul declined from 337 miles in 1995 to 299 miles in 1996, and average revenue per load declined from $938 in 1995 to $816 in 1996. This occurred because of increases in short-haul business connected with the Levy operation, and a continued increased presence in the corrosives business which tends to be short-haul. The modest increase in other income is due to increased equipment being provided to both affiliates and customers.

Operating Expenses.

         Total operating expense levels increased about 1% due primarily to the addition of Levy which has a different expense profile. Some shifts in individual operating expense levels also occurred. Most of these changes are due to changes in the mix of revenue from 1995 to 1996 as the Company relied more heavily on Company drivers and equipment in 1996. Purchased transportation cost decreased by 1.3% while compensation increased by 0.5%, fuel, supplies and maintenance costs increased by 1.2% as a percentage of revenue. These changes are consistent with the move to more company drivers.

Interest and Other Expense

         Interest and other expense remained constant at $3.3 million or 1.7% of revenue in 1995 and 1.4% of revenue in 1996.

Income Taxes

         The Company's effective tax rates were 40.9% for 1996 and 1995. Effective tax rates for these years differ from the statutory federal rate primarily because of state taxes, nondeductible intangible asset amortization, and the meals and entertainment disallowance.

Net Income

         Income before provision for income taxes increased by approximately $1.7 million or 13.1% from 1995 to 1996. Net income increased from $7.8 million in 1995 to $8.8 million during 1996.

Liquidity and Capital Resources

         The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions. Net cash provided by operating activities totaled $33.8 million for the year ended December 31, 1997, versus $22.3 million for the same period in 1996. Cash used in financing activities totaled $1.5 million for the year ended December 31, 1997, compared to $0.1 million during the comparable period in 1996. This difference was due to an increase in net principal payments in 1997 over 1996. The increase in principal payments was the result of the increased cash provided by operations.

         Capital was used primarily to acquire additional revenue equipment to expand the Company's operations. Capital expenditures for the year ended December 31, 1997, were $35.1 million compared to $20.6 million in 1996.

         Since November 1994, the company has maintained a $50 million unsecured revolving credit facility with a group of banks maturing in May 2000.

         In February, 1996 the Company closed on a $25,000,000 10-year fixed rate private placement of debt which was used to pay down its unsecured revolving credit facility.

         In June, 1997 the Company completed a CDN $23.5 million credit facility on behalf of Levy.

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

Item 8.  Financial Statements and Supplementary Data

         (a) Financial statements and exhibits filed under this item are listed in the index appearing in Item 14 of this report.

         (b) Quarterly financial information (in thousands except per share amounts).

                                  1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
                                  -------     -------     -------     -------
1997

Operating revenues..........      $67,384     $71,805     $73,944     $72,914
Operating income............        4,687       5,516       5,734       5,156
Income before taxes.........        3,960       4,707       4,943       4,270
Net income..................        2,334       2,755       2,928       2,466
Diluted net income per share.         .50         .59         .62         .52


1996

Operating revenues..........      $51,020     $58,804     $62,987     $62,788
Operating income............        4,162       4,719       5,102       4,237
Income before taxes.........        3,426       3,903       4,137       3,474
Net income..................        2,036       2,288       2,445       2,068
Diluted Net income per share.         .45         .50         .53         .45


1995

Operating revenues..........      $45,630     $48,671     $47,871     $47,882
Operating income............        3,931       4,312       4,371       3,888
Income before taxes.........        3,114       3,420       3,496       3,180
Net income..................        1,840       2,036       2,048       1,878
Diluted Net income per share.         .41         .45         .45         .41

Item 9.  Disagreements on Accounting and Financial Disclosures

         None

Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth information regarding the directors and executive officers of the Company:

         Name                  Age           Position with the Company
Charles J. O'Brien, Jr.        60            Director, President and
                                             Chief Executive Officer
Elton E. "Buzz" Babbitt        66            Chairman of the Board of
                                             Directors
Richard J. Brandewie           43            Sr. Vice President,
                                             Treasurer, and Chief
                                             Financial Officer
Donald W. Burton (1)(2)        54            Director
John B. Bowron (1)(2)          61            Director
Gerald McCullough (1)(2)       55            Director

--------------------
(1) Member of Compensation Committee
(2) Member of Audit Committee

The directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

         CHARLES J. O'BRIEN, JR. joined the Company in 1989 in connection with the acquisition of Quality at which time he was appointed as the Chief Operating Officer and elected to the Board of Directors. Since 1991 he has served as the Company's Chief Executive Officer. He was President, CEO and controlling shareholder of Quality Carriers, Inc. from January 1977 to February 1989. Prior to his association with Quality Carriers, Inc., he held various positions with Matlack, Inc. from April 1962 through December 1976. He served as Matlack's Chief Executive Officer from 1969 to 1976 and served as a director of Rollins International, Inc., Matlack's parent company.

         ELTON E. BABBITT has served as Chairman of the Board of Directors of the Company since June 1987. From 1967 until 1987, he served as a director and as President and Chief Executive Officer of the Company. Prior to his association with the Company, he served as General Manager of MILK Transport, a Minnesota-based tank truck carrier.

         RICHARD J. BRANDEWIE has been employed by the Company since June 1992 as Vice President of Finance, Treasurer and Chief Financial Officer. He served as a director of the Company from 1988 to 1992. Prior to joining the Company, he served as a General Partner of South Atlantic Venture Fund I & II, Limited Partnerships where he was employed from November 1985 through June 1992. From June 1980 through November 1985, he served concurrently as Vice President of Doan Resources Venture Fund and as General Partner of Michigan Investment Fund and MBW Venture Partners. Prior to his venture capital experience, he served as an accountant and financial analyst for the Ford Motor Company from 1977 to 1979.

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

         JOHN B. BOWRON has been Senior Vice President of Landstar Systems, Inc. ("Landstar"), a trucking company, since 1993 and is currently a director of such company. From 1988 to 1993 he served in various executive capacities with subsidiaries of Landstar. From 1987-1988 he was group Vice President of Truckload Transportation for I.U. International Corporation.

         The members of the Compensation Committee are Donald W. Burton, Gerald
L. McCullough and John B. Bowron. The Compensation Committee approves standards for setting compensation levels for Company executives and grants the specific awards made under the Company's executive incentive compensation plans. It also reviews senior management performance and development programs.

         The members of the Audit Committee are Donald W. Burton, Gerald L. McCullough, and John B. Bowron. The Audit Committee represents the Board in discharging its responsibilities relating to the accounting, reporting and financial control practices of the company and its subsidiaries. The Committee has general responsibility for surveillance of financial controls, as well as for accounting and audit activities of the Company and its subsidiaries. The Committee annually reviews the qualifications of the independent certified public accountants, makes recommendations to the Board as to their selection, reviews the scope, fees and results of their audit and approves their non-audit services and related fees.

Item 11. Management Remuneration and Transactions

Executive Compensation

         The following table sets forth the total compensation paid or accrued by the Company for services rendered during the years ended December 31, 1997, 1996, 1995, by the Chief Executive Officer of the Company and each of the other most highly compensated executive officers of the Company whose total cash compensation for the year ended December 31, 1997 exceeded $100,000.

                           Summary Compensation Table

                                                                    Long-Term
                                                                   Compensation
                                                                    Securities
Name and Principal           Annual Compensation      All Other     Underlying
    Position              Year     Salary     Bonus   Comp. (1)       Options
------------------        ----     ------     -----   ---------    ------------
Charles J. O'Brien, Jr.   1997     193,937    74,446     8,696          --
President                 1996     188,262    71,362     9,913          --
                          1995     183,074    64,214    11,136          --

Elton E. Babbitt          1997     188,353    71,335     3,946          --
Chairman of the Board     1996     182,885    71,093     4,112          --
                          1995     177,749    64,184     5,180          --

Richard J. Brandewie      1997     145,402    55,332     8,696          --
Senior Vice-President     1996     122,489    44,187     9,913       100,000
                          1995     112,846    40,755    11,146          --

(1) Amount shown represents contributions by the Company to the Company's Profit Sharing Plan on behalf of such officers. See "Profit Sharing Plan."

         On February 23, 1989, the Company entered into a five year employment agreement with Mr. O'Brien, subject to automatic one year renewals unless otherwise terminated. The agreement provides for an initial base salary of $150,000 per year plus a bonus or bonuses as determined by the Board of Directors. The agreement further provides Mr. O'Brien with fringe benefits including a split-dollar life insurance policy in the face amount of $500,000, long term disability coverage, health, life and accident insurance and an automobile expense allowance. The agreement had been automatically extended.

Director's Compensation

         Directors who are not employees of the Company receive a $1,000 attendance fee for each meeting plus reimbursement for out-of-pocket expenses. In addition, the Company has authorized the issuance to each non-employee board member annually, shares of Common Stock having a market value of $10,000.

                        Option Grants in Last Fiscal Year

         No options were granted in 1997.

                             Year-End Option Values

                                                        Value of Unexercised
                           Number of Unexercised         In-the-Money Option
                             Option at Year-End              at Year-End
      Name               Exercisable  Unexercisable    Exercisable  Unexercisable
      ----               -----------  -------------    -----------  -------------
Charles J. O'Brien, Jr.     17,244        11,496         $  176,751    $117,834
Richard J. Brandewie        78,619        85,746         $1,178,345    $618,897

         The Company has an incentive compensation plan for all full time employees. Each year the Company establishes certain goals which include revenues, operating ratio, profit before taxes and other financial goals. Additionally, three (3) to five (5) specific goals are mutually agreed upon by each individual employee and executive management. A maximum bonus amount is established for each employee based on a percentage of such employee's base salary. If both the Company's goals and the employee goals are achieved, the maximum percent amount is paid to the employee as incentive compensation. If all goals are not attained, the pay out is reduced accordingly. If the Company fails to achieve its overall goals, likewise, incentive compensation is reduced. During 1997 bonuses of approximately $1,200,000 were earned by employees, but not paid to them until 1998. The Plan is administered by the Compensation Committee.

Stock Option Plan

         In 1996 the Board of Directors amended the Company's Stock Option Plan (the "Plan") to increase the number of shares covered thereby from 300,000 to 700,000. Such amendment was subject to shareholder approval. See "Amendment to 1994 Incentive and Non-Statutory Stock Option Plan." The Plan is designed as a means to retain and motivate key employees. The outside Directors administer and interpret the Plan. Options may be granted to all eligible employees of the Company, including officers and non-employee directors, and others who perform services for the Company. As of December 31, 1997, there were 537,178 shares underlying unexercised options granted under the Plan, 34,191 options have been exercised, leaving 128,631 shares available for future grant.

         The Plan provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code) and nonqualified stock options. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of the grant. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution.

Profit Sharing Plan

         The Company maintains a Profit Sharing Plan which is intended to be a tax-qualified defined contribution plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). The Profit Sharing Plan includes a "401(k)" arrangement pursuant to which participants may contribute, subject to certain Code limitations, a percentage of their salary on a pre-tax basis. Subject to certain Code limitations, the Company may make a contribution matching contributions of participants at a rate determined by the Board of Directors of the Company each year. The Company may also make an additional contribution to the Profit Sharing Plan each year at the discretion of the Board of Directors. The Board of Directors approved the contribution by the Company of $300,000 to the Profit Sharing Plan and $218,226 to the 401(k) Plan for 1997. In general, all full-time employees of the Company who have completed one year of service and have attained age 21 are eligible to participate.

         A separate account is maintained for each participant in the Profit Sharing Plan. The portion of a participant's account attributable to his own contributions is always 100% vested. The portion of the account attributable to Company contributions vests at a rate of 20% per year commencing with the second year of service. Distributions from the Profit Sharing Plan are generally payable to a participant following his termination of employment.

Compensation Committee Report on Executive Compensation

Introduction

         Under rules of the Commission, the Company is required to provide certain information concerning compensation provided to the Company's Chairman and Chief Executive Officer and certain other executive officers. The disclosure requirements for the executive officers include the use of tables and a report of the Committee responsible for compensation decisions for the named executive officers, explaining the rationale and considerations that led to those compensation decisions. Therefore, the Compensation Committee of the Board of Directors has prepared the following report for inclusion in this filing.

Compensation Committee Role

         The Compensation Committee of the Board of Directors is responsible for making recommendations to the Board of Directors concerning the salaries of Executive Officers. The Committee is also responsible for overseeing other forms of compensation and benefits to other senior officers. The Committee's responsibilities include the review of salaries, benefits and other compensation of senior officers and making recommendations to the full Board of Directors with respect to these matters.

Compensation Philosophy

         The compensation philosophy for Executive Officers conforms to the compensation philosophy of the Company generally for all employees. The Company's compensation is designed to:

- provide compensation comparable to that offered by companies with similar businesses, allowing the Company to successfully attract and retain the employees necessary to its long-term success;

- provide compensation which relates to the performance of the individual and differentiates based upon individual performance;

- provide incentive compensation that varies directly with both Company performance and individual contribution to that performance; and

- provide an appropriate linkage between compensation and the creation of shareholder value through awards tied to the Company's performance and through facilitating employee stock ownership.

Executive Officers' Compensation Program

         The Company's Executive Officers' compensation program is comprised of base salary, annual incentive bonus plan compensation and long-term incentive compensation in the form of stock options. In addition, the Company's Executive Officers receive various other benefits, including medical benefits, participation in an employee stock ownership plan and a retirement savings plan, which are all generally available to all employees of the Company.

Base Salary

         The Compensation Committee reviewed the salaries of the Executive Officers of the Company November 20, 1997. The Committee made salary decisions about the Executive Officers based upon a variety of considerations in conformance with the compensation philosophy stated above. First, salaries are competitively set relative to companies in the trucking industry. Second, the Committee considered the performance of the individual Executive Officer with respect to the areas under his or her responsibility, including an assessment of the value of each to the Company. Third, internal equity among employees was factored into the decision. Finally, the Compensation Committee considered the Company's financial performance and its ability to absorb any increases in salaries.

         Based upon the overall success of the Company and his significant contributions to its success, the Committee set the base salary of its Chief Executive Officer, Charles J. O'Brien, Jr., within the middle range of published data available from American Trucking Association. The Compensation Committee established targets for the annual base salary and cash bonus awards for Mr. O'Brien based upon his responsibilities with consideration to the revenue size, profitability level, and other factors compared to chief executive officers of companies within the tank truck segment of the trucking industry. The Committee split such targeted annual earnings between base salary and cash bonus awards with Mr. O'Brien having the opportunity to earn up to 42% of his base salary based on achieving certain quantitative objectives, primarily revenue growth, operating profit levels and earnings per share. The other four of the highest compensated officers of the Company were compensated in a similar manner, with the proportion of total compensation based on a cash bonus award varying with the individual.

Incentive Bonus Plan

         Each executive officer, including the Chief Executive Officer, is eligible to receive an annual cash bonus award. These cash bonuses generally are paid pursuant to a Goal Oriented Compensation Achievement Plan established during the year. Each year the Company establishes certain goals which include revenues, operating ratio, profit before taxes and other financial goals. Additionally, three to five (3-5) specific goals are mutually agreed upon by each executive and the Company. A maximum bonus is established for each executive based on a percentage of the executive's base salary. If both the Company's goals and the executive's goals are achieved, the maximum percent amount is paid to the executive as incentive compensation. If all goals are not met, the payout is reduced accordingly. If the Company fails to achieve its overall goals, likewise, incentive compensation is reduced.

Stock Option Awards

         The Company maintains Stock Option Plans which are designed to align Executive Officers' and shareholders' interests in the enhancement of shareholder value. Stock options are granted under these plans by the disinterested members of the Board. Executive Officers are eligible to receive options under these plans. The Compensation Committee strongly believes that the interests of shareholders and executives become more closely aligned when such executives are provided an opportunity to acquire a proprietary interest in the Company through ownership of the Company's Common Stock. Accordingly, key employees of the Company, including Executive Officers, as part of their overall compensation package, are eligible for participation in the Company's Stock Option Plans, whereby they are granted at no less than fair market value on the date of grant. Because no benefit is received unless the Company's stock price performs favorably, awards under Stock Option Plans are intended to provide incentives for Executive Officers to enhance long-term Company performance, as reflected in stock price appreciation, thereby increasing shareholder value. The amount of the grants are principally based on overall consolidated results of the Company, achievement of Company objectives, individual performance, including managerial effectiveness, initiative and team work, and are in such amounts that reflect what the Committee believes are necessary to attract, retain and motivate senior management and other key employees. The Compensation Committee believes that stock option awards are rewards for past growth and the incentive for continued growth.

Compensation Committee

Donald W. Burton
John B. Bowron
Gerald McCullough

Date: March 12, 1998

         The report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this statement into filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 (together, the "Acts"), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

                          Stock Price Performance Graph

         The following graph presents a comparison of the cumulative total shareholders' return on the Company's Common Stock with the Nasdaq Stock Market (U.S.) Index and the CRSP Trucking and Transportation Index since the Company's initial public offering which was consummated on June 17, 1994. This graph assumes that $100 was invested on June 17, 1994, the date of the Company's initial public offering, in the Company's Common Stock and in the other indices, and that all dividends were reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

                                  06/17/94  12/31/94  12/31/95  12/31/96  12/31/97
                                  --------  --------  --------  --------  --------
MTL INC.                           $100.00   $ 75.00   $ 93.29   $134.96   $168.29
Nasdaq Stock Market (U.S.) Index   $100.00    105.05    148.57    182.73    224.24
CRSP Trucking and Trans. Index     $100.00     96.10    112.06    123.84    158.41

         The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this statement into any filing under the Acts, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Acts.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information required by this Item 12 is hereby incorporated by reference to page 43 of the Company's definitive proxy statement regarding the 1998 Special Shareholder's Meeting filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1997.

Item 13. Certain Relationships and Related Transactions

         A company owned by the children of Elton Babbitt, the Company's Chairman of the Board (the "Related Corporation") entered into service agreement with the Company, pursuant to which the related Corporation agreed to supply design, engineering, transloading, intermodal and other services to the Company for a monthly fee of $11,670 per month. Because of their specialized nature, these are services the Company would be unable to provide to its customers on its own. The agreement expires on April 1, 1998, and is automatically renewable for one year terms unless canceled by either party. Management believes that the terms of this service agreement are no less favorable than could be obtained from unaffiliated parties.

         During 1997, the Company purchased $6.6 million worth of trailer equipment from the Related Corporation. The Related Corporation performed repair and maintenance services for the Company totaling $347,000 during 1997. Management believes that the purchase price for the trailers and cost of the repair services are no greater than those charged by the Related Parties to non-affiliated purchasers and users.

         In addition to the purchase of trailers and repair work, the Company and the Related Corporation have engaged in various transactions involving (1) tire purchases and (2) facility rentals. Because of its ability to buy tires in volume, the Company included in its purchase orders tires on behalf of the Related Corporation. The Related Corporation leases a manufacturing and repair facility from the Company for a monthly rental of $5,000. The lease expires April 1, 1999. As a result of these transactions, during the year ended December 31, 1997, the amount owned to the Company by the Related Corporation ranged from high of $82,540 in February to a low of $0 in December. At December 31, 1997, there were no amounts owed to the Company by the Related Corporation.

         In March 1994, the Company entered into a Limited Partnership with Mr. Gordon Babbitt and two unaffiliated corporations. The purpose of the Limited Partnership is to provide transportation services for bulk liquid commodities between Florida and Puerto Rico. The Company, Mr. Gordon Babbitt and an unaffiliated corporation have each contributed $4,950 to the Limited

Partnership for a 33% partnership interest. Another corporation owned by an individual employed by the Related Corporation holds the remaining 1% partnership interest and acts as the general partner. The three limited partners financed, on a loan basis, $ 1,675,000 of the initial operations of the Limited Partnership. The Company financed up to $800,000 of the $1,675,000 with cash or equipment. Such amount financed by the Company, in excess of the amounts financed by the other limited partners, was secured by the equipment owned by the Limited Partnership and guaranteed by the other limited partners. Distributions to the partners are made in accordance with their ownership interest in the Limited Partnership once all loans have been repaid to the limited partners. As of December 31, 1997 all debt was repaid to the Company by the Limited partnership.

         A corporation owned by Mr. Charles J. O'Brien, III, son of Charles J. O'Brien, Jr., President and Chief Executive Officer of the Company is an Affiliate operating terminals. The terms of the agreement with this corporation are the same as those entered into with other Affiliates. Additionally, Mr. O'Brien, III, owns a company which provided administrative services to the Company. The total paid for such administrative services in 1997 was $113,820.

Item 14.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Financial Statements

         (b)      Financial Statements Schedules
                  None

         (c)      Exhibits

                  2 Agreement and Plan of Merger filed as Annex A with Preliminary Proxy Statement dated March 3, 1998


                  3(a) Articles of Incorporation incorporated herein by reference to Exhibit 4.10, Annex A to the Company's Registration Statement filed with the Securities and Exchange Commission on June 16, 1994, Registration Statement No. 33-78636.

                  3(b) By Laws of the Corporation incorporated herein by reference to Exhibit 4.10, Annex B to the Company's Registration Statement filed with the Securities and Exchange Commission on June 16, 1994, Registration Statement No. 33-78636.

                  10(a) Line of Credit with Sun Bank is incorporated herein by reference to Exhibit 10(b) to the Company's form 10(K) dated March 20, 1996.

                  10(b) Amendment to Line of Credit with Sun Bank is incorporated herein by reference to Exhibit 10(a) to the Company's form 10(K) dated March 20, 1996.

                  10(c) Note Purchase Agreement is incorporated herein by reference to Exhibit 10(c) to the Company's form 10(K) dated March 20, 1996.

                  10(d) Copy of Levy Share Purchase Agreement is incorporated herein by reference to Exhibits 2 through 2.4 to the Company's Form 8-K dated June 11, 1996.

                  11 Statement Regarding Computation of Per Share Earnings

                  23 Consent of Independent Certified Public Accountants

                  27 Financial Data Schedule (for SEC use only)

(d) Reports on Form 8-K

                  Reference is made to Form 8-K dated February 25, 1998

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


                                        /s/ Charles J. O'Brien, Jr.
                                        ---------------------------------------
                                        Charles J. O'Brien, Jr.
                                        Principal Executive Officer


                                        /s/ Richard J. Brandewie
                                        ---------------------------------------
                                        Richard J. Brandewie, Principal
                                        Financial and Accounting Officer


Date: March 23, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                Title                   Date
            ---------                -----                   ----

/s/ Charles J. O'Brien, Jr.         Director            March 18, 1998
------------------------------
Charles J. O'Brien, Jr.


/s/ Elton E. Babbitt
------------------------------
Elton E. Babbitt                    Director            March 18, 1998


------------------------------
Donald W. Burton                    Director            March 18, 1998


------------------------------
John B. Bowron                      Director            March 18, 1998


/s/ Gerald L. McCullough
------------------------------
Gerald L. McCullough                Director            March 18, 1998

                                                                   Exhibit (a)





                        [ARTHUR ANDERSEN LLP LETTERHEAD]






               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of MTL Inc.:

We have audited the accompanying consolidated balance sheets of MTL Inc. (a Florida corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MTL Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                    /s/ ARTHUR ANDERSEN LLP



Tampa, Florida,
   February 27, 1998

                            MTL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                         ---------------------------------
                          ASSETS                              1996                1997
                                                         -------------       -------------
CURRENT ASSETS:
   Cash and cash equivalents                             $     694,851       $   1,377,228
   Accounts receivable, net                                 32,495,711          38,171,957
   Current maturities of other receivables                   1,061,941           1,163,357
   Notes receivable                                            500,646             547,213
   Inventories                                                 877,682             957,824
   Prepaid expenses                                          3,399,914           2,822,343
   Prepaid tires                                             3,888,284           4,323,783
   Deferred tax assets                                       2,748,163           2,685,597
   Other                                                       121,057             126,560
                                                         -------------       -------------
                  Total current assets                      45,788,249          52,175,862
                                                         -------------       -------------
PROPERTY AND EQUIPMENT:
    Land and improvements                                    4,734,133           4,808,938
    Buildings and improvements                              12,284,784          12,457,662
    Revenue equipment                                      152,883,747         182,407,304
    Terminal equipment                                       5,992,691           5,874,647
    Furniture and fixtures                                   3,609,241           4,607,966
    Other equipment                                          1,697,725           1,373,406
                                                         -------------       -------------
                                                           181,202,321         211,529,923
    Less- Accumulated depreciation and amortization        (60,299,204)        (75,019,546)
                                                         -------------       -------------
                  Property and equipment, net              120,903,117         136,510,377

OTHER RECEIVABLES, less current maturities                   3,284,918           1,986,908

GOODWILL                                                     2,433,751           2,003,473

OTHER ASSETS                                                 1,194,235           1,359,761
                                                         -------------       -------------
                                                         $ 173,604,270       $ 194,036,381
                                                         =============       =============

                            MTL INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   (continued)

                                                                                              December 31
                                                                                   ---------------------------------
           LIABILITIES AND STOCKHOLDERS' EQUITY                                         1996                1997
                                                                                   -------------       -------------
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                           $  10,656,972       $  15,201,239
   Affiliates and independent owner-operators payable                                  4,547,431           6,431,565
   Current maturities of long-term debt                                                1,611,249           1,805,775
   Current maturities of obligations under capital leases                              2,612,793             501,086
   Accrued loss and damage claims                                                      3,798,808           4,906,049
   Income taxes payable                                                                  151,958             798,292
                                                                                   -------------       -------------
                  Total current liabilities                                           23,379,211          29,644,006

LONG-TERM DEBT, less current maturities                                               51,700,591          52,433,465

OBLIGATIONS UNDER CAPITAL LEASES, less current maturities                              1,404,489             357,732

ACCRUED LOSS AND DAMAGE CLAIMS                                                         4,528,354           5,064,843

DEFERRED INCOME TAXES                                                                 23,678,302          27,004,040
                                                                                   -------------       -------------
                  Total liabilities                                                  104,690,947         114,504,086
                                                                                   -------------       -------------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 5,000,000 shares authorized,
       no shares issued or outstanding                                                        --                  --
    Common stock, $.01 par value; 15,000,000 shares authorized, 4,523,739 and
       4,549,824 shares issued and outstanding in 1996 and 1997,
       respectively                                                                       45,237              45,498
    Additional paid-in capital                                                        30,139,529          30,459,139
    Retained earnings                                                                 38,757,270          49,240,633
    Cumulative translation adjustment                                                    (28,713)           (212,975)
                                                                                   -------------       -------------
                  Total stockholders' equity                                          68,913,323          79,532,295
                                                                                   -------------       -------------
                                                                                   $ 173,604,270       $ 194,036,381
                                                                                   =============       =============

The accompanying notes are an integral part of these consolidated balance sheets.

                            MTL INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                For the Years Ended December 31,
                                                                     -----------------------------------------------------
                                                                          1995                1996                1997
                                                                     -------------       -------------       -------------
OPERATING REVENUES:
   Transportation                                                    $ 173,059,635       $ 217,811,945       $ 266,369,170
   Other                                                                16,994,611          17,787,254          19,677,955
                                                                     -------------       -------------       -------------
                  Total operating revenues                             190,054,246         235,599,199         286,047,125
                                                                     -------------       -------------       -------------
OPERATING EXPENSES:
   Purchased transportation                                            120,011,387         145,895,456         178,116,479
   Compensation                                                         20,099,486          26,200,723          31,566,260
   Fuel, supplies and maintenance                                       12,171,649          17,956,982          20,391,935
   Depreciation and amortization                                        10,155,676          13,892,344          17,335,121
   Selling and administrative                                            5,203,918           6,014,696           7,421,177
   Insurance and claims                                                  3,280,962           4,365,953           6,455,248
   Taxes and licenses                                                    1,629,642           1,655,274           1,899,734
   Communication and utilities                                           1,149,114           1,378,103           1,805,324
   (Gain) loss on sale of property and equipment                          (149,507)             19,703             (37,047)
                                                                     -------------       -------------       -------------
                  Total operating expenses                             173,552,327         217,379,234         264,954,231
                                                                     -------------       -------------       -------------
                  Net operating income                                  16,501,919          18,219,965          21,092,894

INTEREST EXPENSE, net                                                   (3,467,594)         (3,494,476)         (3,174,826)

OTHER INCOME (EXPENSE)                                                     175,463             214,820             (38,482)
                                                                     -------------       -------------       -------------
                  Income before provision for income taxes              13,209,788          14,940,309          17,879,586

PROVISION FOR INCOME TAXES                                              (5,408,130)         (6,103,602)         (7,396,223)
                                                                     -------------       -------------       -------------

NET INCOME                                                           $   7,801,658       $   8,836,707       $  10,483,363
                                                                     =============       =============       =============
PER SHARE DATA:
   Net income - basic                                                $        1.73       $        1.95       $        2.31
   Net income - diluted                                              $        1.72       $        1.92       $        2.23
   Weighted average number of common shares - basic                      4,516,153           4,520,917           4,536,097
   Weighted average number of common and common
       equivalent shares - diluted                                       4,542,709           4,600,267           4,711,301


  The accompanying notes are an integral part of these consolidated statements.

                            MTL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Common          Common        Additional                      Cumulative         Total
                                    Stock           Stock          Paid-in        Retained      Translation      Stockholders'
                                  (Shares)        (Amount)         Capital        Earnings       Adjustment         Equity
                                ------------    ------------    ------------    ------------    ------------     -------------
BALANCE, December 31, 1994         4,515,733    $     45,157    $ 30,082,520    $ 22,118,905    $         --     $ 52,246,582

  Issuance of common stock             1,500              15           9,360              --              --            9,375
  Net income                              --              --              --       7,801,658              --        7,801,658
                                ------------    ------------    ------------    ------------    ------------     ------------

BALANCE, December 31, 1995         4,517,233          45,172      30,091,880      29,920,563              --       60,057,615

  Issuance of common stock             6,506              65          47,649              --              --           47,714
  Net income                              --              --              --       8,836,707              --        8,836,707
  Translation adjustment                  --              --              --              --         (28,713)         (28,713)
                                ------------    ------------    ------------    ------------    ------------     ------------

BALANCE, December 31, 1996         4,523,739          45,237      30,139,529      38,757,270         (28,713)      68,913,323

  Issuance of common stock            26,085             261         319,610              --              --          319,871
  Net income                              --              --              --      10,483,363              --       10,483,363
  Translation adjustment                  --              --              --              --        (184,262)        (184,262)
                                ------------    ------------    ------------    ------------    ------------     ------------
BALANCE, December 31, 1997         4,549,824    $     45,498    $ 30,459,139    $ 49,240,633    $   (212,975)    $ 79,532,295
                                ============    ============    ============    ============    ============     ============




  The accompanying notes are an integral part of these consolidated statements.

                            MTL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the Years Ended December 31,
                                                                   --------------------------------------------------
                                                                       1995               1996               1997
                                                                   ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  7,801,658       $  8,836,707       $ 10,483,363
Adjustments to reconcile to net cash and cash
   equivalents provided by operating activities-
     Deferred income taxes                                            2,889,448          3,322,268          3,388,304
     Depreciation and amortization                                   10,155,676         13,892,344         17,335,121
     Equity in income from investments                                 (144,534)          (138,355)           (49,386)
     (Gain) loss on sale of property and equipment                     (149,507)            19,703            (37,047)
     Changes in assets and liabilities-
        Increase in accounts and notes receivable                    (3,096,169)        (4,629,023)        (6,037,660)
        Increase in inventories                                         (61,907)          (211,249)           (92,562)
        Decrease (increase) in prepaid expenses                         985,552         (1,385,551)           550,293
        Decrease (increase) decrease in prepaid tires                    15,766           (249,851)          (376,581)
        (Increase) decrease in other assets                            (238,572)          (399,210)           310,581
        Increase in accounts payable and accrued expenses             1,005,952            313,873          4,798,875
        Increase in affiliates and independent
           owner-operators payable                                      533,827          1,500,020          1,330,506
        (Decrease) increase in accrued loss and damage claims          (815,797)           844,803          1,643,730
        (Decrease) increase in current income taxes                    (791,148)           587,516            584,671
                                                                   ------------       ------------       ------------
               Net cash and cash equivalents provided by
                  operating activities                               18,090,245         22,303,995         33,832,208
                                                                   ------------       ------------       ------------

                            MTL INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                    For the Years Ended December 31,
                                                                           --------------------------------------------------
                                                                               1995               1996               1997
                                                                           ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (32,099,300)       (20,576,543)       (35,120,876)
   Investment in Levy Transport, Ltd., net of cash received                          --         (4,725,502)                --
   Payments received on other receivables                                            --          1,025,614          1,196,594
   Repayment of loan to barge tank operation                                    209,240            262,930             93,263
   Proceeds from sales of property and equipment                              1,801,219          2,233,213          2,140,861
                                                                           ------------       ------------       ------------
                  Net cash and cash equivalents used in
                           investing activities                             (30,088,841)       (21,780,288)       (31,690,158)
                                                                           ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of lease receivables                                    3,282,030          1,181,245                 --
   Proceeds from issuance of long-term debt, less prepayments                19,243,370         35,043,936          3,975,841
   Principal payments on long-term debt, less borrowings                     (5,549,645)       (30,722,218)        (2,713,897)
   Principal payments on obligations under capital leases                    (5,387,921)        (5,685,264)        (3,453,557)
   Issuance of common stock                                                       9,375             47,714            319,871
   Borrowings under capital lease                                                    --                 --            368,793
                                                                           ------------       ------------       ------------
                  Net cash and cash equivalents provided by (used in)
                           financing activities                              11,597,209           (134,587)        (1,502,949)
                                                                           ------------       ------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (401,387)           389,120            639,101

TRANSLATION ADJUSTMENT                                                               --            (16,377)            43,390

CASH AND CASH EQUIVALENTS, beginning of year                                    723,495            322,108            694,851
                                                                           ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, end of year                                     $    322,108       $    694,851       $  1,377,342
                                                                           ============       ============       ============

                            MTL INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                       For the Years Ended December 31,
                                                                                 --------------------------------------------
                                                                                    1995             1996             1997
                                                                                 ----------       ----------       ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for-
      Interest                                                                   $3,305,606       $3,912,421       $4,042,866
      Income taxes                                                               $3,309,830       $2,308,061       $3,248,839

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Note payable issued for purchase of Levy Transport, Ltd.                      $       --       $  365,898       $       --
   Receivable from revenue equipment leased under a capital lease                $6,482,752       $1,806,921       $       --
   Revenue equipment acquired by capital lease                                   $       --       $       --       $  368,793


  The accompanying notes are an integral part of these consolidated statements.

                            MTL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

1. BUSINESS ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS

MTL Inc. and subsidiaries (the Company) is engaged primarily in truckload transportation of bulk liquids in North America. The Company conducts a large portion of its business through a network of affiliates and independent owner-operators. Affiliates are independent corporations, which enter into renewable one-year contracts with the Company. Affiliates are responsible for paying for their own equipment (including debt service), fuel and other operating costs. Independent owner-operators are independent contractors, which, through a contract with the Company, supply one or more tractors and drivers for the Company's use. Contracts with independent owner-operators may be terminated by either party on short notice. The Company also charges affiliates and third parties for the use of revenue equipment as necessary. In exchange for the services rendered, affiliates and independent owner-operators are generally paid 85 percent and 63 percent, respectively, of the revenues generated for each load hauled.

PURCHASE OF LEVY TRANSPORT, LTD.

On June 11, 1996, the Company acquired all the outstanding stock of Levy Transport, Ltd. (Levy), a Quebec-based tank truck carrier servicing the chemical, petroleum and glass industries, from Les Placements Marlin, Ltd for $5,148,745. The purchase price was determined based upon the fair market value of the net assets acquired. The transaction was accounted for as a purchase effective May 1, 1996, the date when control of Levy was transferred to the Company. Goodwill in the amount of $1,616,000 was recorded as a result of the acquisition. The Company is amortizing the goodwill over 15 years on a straight-line basis.

PRINCIPLES OF CONSOLIDATION AND PREPARATION

The consolidated financial statements include the accounts of MTL Inc. and its wholly-owned subsidiaries, Montgomery, Quality Carriers, Inc., Lakeshore Leasing, Inc., MTL de Mexico and, beginning May 1, 1996, Levy. All significant intercompany accounts and transactions have been eliminated in consolidation.

                            MTL INC. AND SUBSIDIARIES

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Revenue equipment under capital leases is stated at the present value of the minimum lease payments at the inception of the lease. Depreciation, including amortization of revenue equipment under capital leases, is computed on a straight-line basis over the estimated useful lives of the assets or the lease terms, whichever is shorter. The estimated useful lives are 10-25 years for buildings and improvements, 5-15 years for revenue equipment, 7 years for terminal equipment, 3-5 years for furniture and fixtures, and 5-10 years for other equipment. Maintenance and repairs are charged to operating expense when incurred. Major improvements, which extend the lives of the assets, are capitalized. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in operating expenses.

                            MTL INC. AND SUBSIDIARIES

GOODWILL

Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on a straight-line basis over its estimated useful life which ranges from 15 to 40 years. Accumulated amortization was $313,949 and $419,589 at December 31, 1996 and 1997, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of non-discounted cash flows and operating income. Based on the most recent analysis, the Company believes no material impairment exists at December 31, 1997.

OTHER ASSETS

Other assets consist primarily of an investment in a barge tank operation and deferred loan costs. The Company is a one-third partner in the barge tank operation, and one of the other partners is a shareholder of the Company. The partnership was organized to transport bulk liquids by barge tank from Florida to Puerto Rico. The Company's investment in the partnership is accounted for using the equity method. The Company's investment, including loans made (net of loan repayments) to the partnership, was $447,198 and $475,323 as of December 31, 1996 and 1997, respectively.

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

                            MTL INC. AND SUBSIDIARIES

The Company transports chemicals and hazardous materials and operates tank wash facilities. As such, the Company's operations are subject to various environmental laws and regulations. The Company has been involved in various litigation and environmental matters arising from these operations. The Company is currently designated a potentially responsible party (PRP) at six Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) sites. The involved activities occurred in prior years and resulted primarily from the transportation of waste or the cleaning of tank trailers at third-party facilities. Although CERCLA liability is joint and several, in the opinion of management, the Company has reviewed the financial stability of the other PRPs and does not believe that its ultimate liability will be materially affected by any financial uncertainties with respect thereto. In addition, at five of the CERCLA sites, the Company is one of many (in most instances, one of several hundred) PRP's named. Accordingly, based on the Company's historical experience and available facts, in the opinion of management, a material liability with respect to remediation of disposal sites to which the Company may have delivered hazardous materials is not expected. Reserves have been recognized for probable losses which can be estimated. There have been no material changes in the recognized reserves, nor are material changes expected in the future, based on the Company's activities at each of the locations. It is the opinion of management that the ultimate disposition of these matters will not have a material effect on the Company's financial position or results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The book value of all financial instruments approximates their fair value. The fair value of the Company based on the above is not a market valuation of the Company as a whole.

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

                            MTL INC. AND SUBSIDIARIES

FOREIGN CURRENCY TRANSLATION

The functional currency for Levy is Canadian dollars. The translation from Canadian dollars to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate in effect during the period. The gains or losses, net of income taxes, resulting from such translation are included in stockholders' equity. Gains or losses from foreign currency transactions are included in other income (expense).

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131).

SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the stockholders' equity section of the consolidated balance sheets.

SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments.

SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997. The Company has not considered the effects of SFAS 130 and SFAS 131 on the consolidated financial statements.

EARNING PER SHARE

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earning per Share" (SFAS 128). SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the basic EPS computation to the diluted EPS computation.

Basic EPS is calculated as net income divided by the weighted average number of shares of common stock outstanding.

                            MTL INC. AND SUBSIDIARIES

Diluted EPS is calculated using the treasury stock method under which net income is divided by the weighted average number of common and common equivalent shares outstanding during the year. Common stock equivalents consist of options.

The reconciliation of basic EPS and diluted EPS is as follows:


                                                                  For the Years Ended December 31,
                                                            --------------------------------------------
                                                               1995            1996              1997
                                                            ----------       ---------         ---------
Basic weighted average number of common shares
                                                             4,516,153       4,520,917         4,536,097
Diluted effect of options outstanding                           26,556          79,350           175,204
                                                            ----------       ---------         ---------
Diluted weighted average number of common and
   common equivalent shares                                  4,542,709       4,600,267         4,711,301

2. ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following at December 31:

                                                                        1996              1997
                                                                    -----------       -----------
         Trade accounts receivable                                  $29,807,861       $35,538,018
         Affiliate and independent owner-operator receivables

                                                                      3,157,212         2,963,221
         Employee receivables                                           102,317           127,454
         Other receivables                                              825,586         1,523,185
                                                                    -----------       -----------
                  Total receivables                                  33,892,976        40,151,878
         Less- Allowance for doubtful accounts                       (1,397,265)       (1,979,921)
                                                                    -----------       -----------
                  Accounts receivable, net                          $32,495,711       $38,171,957
                                                                    ===========       ===========

The activity in the allowance for doubtful accounts for each of the three years in the period ended December 31, 1997, is as follows:

                                                               1995          1996          1997
                                                            ----------    ----------    ----------
         BALANCE, beginning of period                       $  923,055    $1,019,302    $1,397,265
             Additions charged to operating expenses           431,769       474,736     1,146,193
             Write-off of bad debts                           (335,522)      (96,773)     (563,537)
                                                            ----------    ----------    ----------
         BALANCE, end of period                             $1,019,302    $1,397,265    $1,979,921
                                                            ==========    ==========    ==========

                            MTL INC. AND SUBSIDIARIES

As of December 31, 1997, approximately 85 percent and 15 percent of trade accounts receivable were due from companies in the chemical and bulk food products industries, respectively. No single customer accounted for over 8 percent of the Company's operating revenues. Included in accounts and notes receivable are $58,807 and $39,680 of receivables as of December 31, 1996 and 1997, respectively, which are due from other companies owned by related parties.

3. OTHER RECEIVABLES:

Other receivables include the minimum lease payments due to the Company from third parties for revenue equipment leased under capital leases.

Future minimum lease payments are as follows:

             YEAR ENDING                                                   CAPITAL
             DECEMBER 31,                                                   LEASES
             ------------                                                -----------
               1998                                                      $ 1,419,453
               1999                                                        1,419,453
               2000                                                          741,134
                                                                         -----------
               Total minimum lease payments                                3,580,040
               Less- Unearned financing income                              (429,775)
                                                                         -----------
               Present value of minimum capital lease payments             3,150,265
               Less- Current maturities of other receivables              (1,163,357)
                                                                         -----------
               Other receivables, less current maturities                $ 1,986,908
                                                                         ===========

4. LONG-TERM DEBT:

Long-term debt consisted of the following at December 31:

                                                                            1996                1997
                                                                        -----------         -----------
         Private Placement of Notes Payable

         Unsecured private placement of notes payable with a
            fixed interest rate of 6.97%. Interest is payable
            semi-annually and seven equal principal
            payments are to be made annually beginning
            January 2000.                                               $25,000,000         $25,000,000

                            MTL INC. AND SUBSIDIARIES

                                                               1996               1997
                                                           ------------       ------------
LINES OF CREDIT

Unsecured notes payable under a $50,000,000
   revolving line of credit with interest rates of
   LIBOR plus an incremental percentage based on
   the ratio of funded debt to earnings before
   interest, income taxes, depreciation and
   amortization (6.56% at December 31, 1997) and
   U.S. prime less .25% (8.25% at December 31, 1997).
   Interest is payable at varying dates, and all
   outstanding principal is due May 31, 2000,
   subject to renewal. Letters of credit of $325,224
   were issued as of December 31, 1997, and reduce
   the borrowings available. Additional advances of
   $33,694,106 were available and unused at
   December 31, 1997                                         17,076,535         15,980,670

Unsecured notes payable under a $16,428,971
   revolving line of credit with interest rates based
   on the ratio of funded debt to earnings before
   interest, income taxes, depreciation and
   amortization (4.75% at December 31, 1997) and
   Canadian lender's prime (6% at December 31, 1997)
   Interest is payable at varying dates, and all
   outstanding principal is due May 31, 2000,
   subject to renewal. Additional advances of
   $5,942,394 were available and unused at
   December 31, 1997                                          6,795,292         10,486,577

NOTES SECURED BY REVENUE EQUIPMENT

6.5% to 11.65% fixed rate notes payable,
   due in varying monthly installments with
   maturity dates through 1999                                4,075,183          2,492,351

                            MTL INC. AND SUBSIDIARIES

                                                               1996               1997
                                                           ------------       ------------
OTHER NOTES

5% unsecured note payable to employee, due in
   annual installments of $69,911 through 2001                  364,830            279,642
                                                           ------------       ------------
                                                             53,311,840         54,239,240
Less - Current maturities of long-term debt                  (1,611,249)        (1,805,775)
                                                           ------------       ------------
Long-term debt, less current maturities                    $ 51,700,591       $ 52,433,465
                                                           ============       ============

Under the terms of the Company's debt agreements, the Company is required to maintain, among other restrictions, minimum net worth levels, debt to net worth ratios and debt service coverage ratios. In addition, the agreements contain restrictions on asset dispositions and the payment of dividends. At December 31, 1997, the Company was in compliance with the terms and covenants of its debt agreements.

Scheduled maturities of long-term debt for the next five years and thereafter are as follows:

            YEAR ENDING
            DECEMBER 31,                                 AMOUNT
            ------------                              -----------
               1998                                   $ 1,805,775
               1999                                       812,300
               2000                                    30,122,683
               2001                                     3,641,340
               2002                                     3,571,429
               Thereafter                              14,285,713
                                                      -----------
                                                      $54,239,240
                                                      ===========

                            MTL INC. AND SUBSIDIARIES

5. LEASE COMMITMENTS:

The Company leases revenue and other equipment under operating and capital leases.

Future minimum lease payments under non-cancelable operating leases and capital leases at December 31, 1997, are as follows:

             YEAR ENDING                                                  CAPITAL          OPERATING
             DECEMBER 31,                                                 LEASES             LEASES
             ------------                                                --------          ----------
                1998                                                    $ 539,502          $1,394,394
                1999                                                      157,456             185,142
                2000                                                      233,422             123,935
                2001                                                           --              49,560
                                                                        ---------          ----------
                Total minimum lease payments                              930,380          $1,753,031
                                                                        ---------          ==========
             Less-Amount representing interest
                (at rates ranging from 6.75% to 11.65%)                   (71,562)
                                                                        ---------
             Present value of minimum capital lease payments              858,818
             Less-Current maturities of obligations under capital
                leases                                                   (501,086)
                                                                        ---------
             Obligations under capital leases,
                  less current maturities                               $ 357,732
                                                                        =========

The capitalized cost of equipment under capital leases, which is included in revenue equipment in the accompanying consolidated balance sheets, was as follows at December 31:

                                                                            1996              1997
                                                                        -----------       -----------
             Revenue equipment                                          $ 6,499,900       $ 1,673,599
             Less - Accumulated amortization                             (2,317,947)         (656,816)
                                                                        -----------       -----------
                                                                        $ 4,181,953       $ 1,016,783
                                                                        ===========       ===========

Rent expense under operating leases was $958,162, $2,209,532 and $2,821,179 for the years ended December 31, 1995, 1996 and 1997, respectively.

                            MTL INC. AND SUBSIDIARIES

6. GUARANTOR OF CERTAIN LEASE OBLIGATIONS:

In 1995 and 1996, the Company entered into capital leases for revenue equipment with certain affiliates and owner-operators. The Company then sold to a third party the lease receivables for which it received $2,529,244 and $979,104 in 1995 and 1996, respectively. There were no additional sales during 1997. The Company is contingently liable as the guarantor for the remaining balance of the receivables sold of $2,769,801 at December 31, 1997. These leases are collateralized by the equipment related to these leases. Management estimated the fair value of this equipment to be $2,384,453 at December 31, 1997, which was based upon an average dealer-estimated repurchase price.

Also, in 1995 and 1996, the Company entered into capital leases for revenue equipment with other affiliates. The Company then sold to a third party the lease receivables for which it received $3,282,030 and $202,141 in 1995 and 1996, respectively. There were no additional sales during 1997. The Company is contingently liable as the guarantor for the remaining balance of the receivables sold of $2,321,552 at December 31, 1997. These leases are collateralized by the equipment related to these leases. Management estimated the fair value of this equipment to be $1,938,665 at December 31, 1997, which was based upon an average dealer-estimated repurchase price.

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

7. OTHER TRANSACTIONS WITH RELATED PARTIES:

Tank trailer manufacturing facilities are located on property leased to a stockholder by the Company. The property is under a lease for $5,000 per month expiring April 1, 1999. The Company purchased tank trailers for $11,675,000, $5,138,000 and $6,587,000 in 1995, 1996 and 1997, respectively, from the company and has commitments to purchase additional tank trailers costing approximately $2,467,000 at of December 31, 1997. Also, the related company provided repair, maintenance, design, engineering, transloading, intermodal and other services to the Company totaling $410,000, $572,000 and $347,000 during the years ended December 31, 1995, 1996 and 1997, respectively.

                            MTL INC. AND SUBSIDIARIES

8.      INCOME TAXES:

The provision for income taxes consisted of the following for the years ended December 31:

                                                     1995            1996            1997
                                                  ----------      ----------      ----------
        Currently payable:
             Federal                              $1,800,607      $2,006,948      $2,945,692
             State                                   718,075         773,975       1,062,227
                                                   2,518,682       2,780,923       4,007,919
                                                  ----------      ----------      ----------
        Deferred taxes:
             Federal                               2,018,798       2,911,903       2,447,101
             State                                   870,650         410,776         941,203
                                                  ----------      ----------      ----------
                                                   2,889,448       3,322,679       3,388,304
                                                  ----------      ----------      ----------
                  Provision for income taxes      $5,408,130      $6,103,602      $7,396,223
                                                  ==========      ==========      ==========

The net deferred tax liability, which includes no valuation allowances, consisted of the following at December 31:

                                                                   1996               1997
                                                               ------------       ------------
        Deferred tax assets:
           Reserves for guarantee of lease obligations         $    291,631       $    245,646
           Capital leases treated as operating leases for
              tax purposes as lessee                                769,004            220,840
           Tax credit carryforwards                               1,273,755            113,149
           Self-insurance reserves                                3,144,885          3,865,424
           Allowance for doubtful accounts                          475,070            618,977
           Investment basis difference                              206,323            216,855
           Accrued vacation pay                                     144,220            162,395
           Other                                                    119,191            174,530
                                                               ------------       ------------
                                                                  6,424,079          5,617,816
                                                               ------------       ------------
        Deferred tax liabilities:
           Property and equipment basis difference              (21,819,799)       (23,798,672)
           State taxes                                           (3,756,268)        (4,562,246)
           Capital leases treated as operating leases for
               tax purposes as lessor                            (1,493,368)        (1,132,308)
           Other                                                   (284,783)          (443,033)
                                                               ------------       ------------
                                                                (27,354,218)       (29,936,259)
                                                               ------------       ------------
                  Net deferred tax liability                   $(20,930,139)      $(24,318,443)
                                                               ============       ============

                            MTL INC. AND SUBSIDIARIES

The Company's effective tax rates differ from the federal statutory rate of 34 percent. The reasons for those differences are as follows for the years ended December 31:

                                                            1995              1996             1997
                                                        -----------       -----------      -----------
        Tax expense at the statutory rate               $ 4,491,328       $ 5,079,705      $ 6,079,059
        State income taxes, net of federal benefit        1,048,559           781,936        1,322,264
        Other                                              (131,757)          241,961           (5,100)
                                                        -----------       -----------      -----------
                  Provision for income taxes            $ 5,408,130       $ 6,103,602      $ 7,396,223
                                                        ===========       ===========      ===========

At December 31, 1997, the Company had alternative minimum tax credit carryforwards of $113,149 (no expiration).

The Company has not provided a valuation allowance for deferred tax assets based upon the assumption that the Company will achieve sufficient taxable income from operations in the future.

9. INCENTIVE STOCK OPTION PLAN:

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

                            MTL INC. AND SUBSIDIARIES

The Company uses Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," and the related interpretations to account for the Plan. No compensation cost has been recognized under the Plan as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), for disclosure purposes in 1996. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.18 percent for options with an expected life of four years and 6.39 percent for options with an expected life of six years, expected option life of four or six years, expected dividend rate of 0 percent, and expected volatility of 30.05 percent. Using these assumptions, the fair value of stock options granted in 1995 and 1996 are $222,110 and $2,054,875, respectively, which would be amortized as compensation over the vesting period of the options. No options were granted during 1997.

Had compensation cost relating to the Plan been determined based upon the fair value at the grant date for awards under the Plan consistent with the method described in SFAS 123, the Company's net income and earnings per share would have been as follows for the years ended December 31,:

                                                                1995      1996       1997
                                                              -------   -------    -------
        Net income:           As reported (in thousands)      $ 7,802   $ 8,837    $10,483
                              Pro forma (in thousands)          7,725     8,010     10,217

        Earnings per share:   As reported                     $  1.72   $  1.92    $  2.23
                              Pro forma                          1.70      1.74       2.17

Because the method of accounting described in SFAS 123 has not been applied to options granted prior to January 1, 1995, the above may not be representative of that in future years.

                            MTL INC. AND SUBSIDIARIES

Combined stock option activity for the Plan for the years ended December 31, 1995, through December 31, 1997, is as follows:

                                                                           WEIGHTED
                                           NUMBER         RANGE OF         AVERAGE
                                             OF            OPTION          EXERCISE        SHARES      EXPIRATION
                                           SHARES          PRICES           PRICE          VESTED          DATE
                                          -------       ------------       --------       -------      ----------
    Options outstanding at
      December 31, 1994                   255,378       $ 6.25-15.00        $11.89         49,740      2002-2004
    1995 option activity:
      Vesting of prior-year
        options                                --         6.25-15.00                       47,628      2002-2004
      Granted                              43,461        15.00-15.50         15.17             --           2005
      Exercised                            (1,500)              6.25          6.25         (1,500)          2002
      Canceled                            (19,916)        6.25-15.50         14.34         (1,894)     2002-2005
                                          -------                                         -------

    Options outstanding at
      December 31, 1995                   277,423         6.25-15.50         12.26         93,974      2002-2005
    1996 option activity:
      Vesting of prior-year options            --         6.25-15.50                       59,073      2002-2005
      Granted                             320,014        15.00-18.25         17.68        100,000           2006
      Exercised                            (6,506)        6.25-15.00          7.33         (6,506)     2002-2004
      Canceled                            (13,869)        6.25-16.00         15.07         (1,791)     2002-2006
                                          -------                                         -------

    Options outstanding at
      December 31, 1996                   577,062         6.25-18.25         15.24        244,750      2002-2006
    1997 option activity:
      Vesting of prior-year options            --         6.25-18.25                       82,576      2002-2006
      Exercised                           (26,085)        6.25-15.50         11.95        (26,085)     2002-2006
      Canceled                            (13,799)        6.25-15.50         14.60         (1,266)     2002-2006
                                          -------                                         -------

    Options outstanding at
      December 31, 1997                   537,178         6.25-18.25         15.42        299,975      2002-2006
                                          =======                                         =======

                            MTL INC. AND SUBSIDIARIES

The 537,178 options outstanding at December 31, 1997, are summarized as follows:

                                                WEIGHTED
                                                 AVERAGE                      WEIGHTED
                                   WEIGHTED     REMAINING                     AVERAGE
                                    AVERAGE    CONTRACTUAL                EXERCISE PRICE
        PRICE        NUMBER OF     EXERCISE     LIFE (IN       SHARES        OF VESTED
        RANGE         SHARES        PRICE         YEARS)       VESTED         SHARES
    ------------     ---------     --------    -----------    -------     --------------
    $ 6.25             72,250       $ 6.25         4.48        72,250          $  6.25
     15.00-18.25      464,928        16.61         8.01       227,725            16.61

The Company expects that approximately 10 percent of the outstanding awards at December 31, 1997, will eventually be forfeited. At December 31, 1997, a total of 128,631 authorized shares remain available for granting.

10. PROFIT SHARING PLAN:

The Company has a profit sharing plan for substantially all employees. Contributions are made at the discretion of the Board of Directors. A $300,000 contribution was made for 1995 and 1996. A $300,000 contribution was approved for 1997.

11. GEOGRAPHIC SEGMENTS:

The Company's operations are located primarily in the United States and Canada. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company's operations in different geographic areas for the year ended December 31, 1997, is as follows:

                                   U.S.            CANADA            MEXICO         ELIMINATIONS       CONSOLIDATED
                              ------------      ------------      ------------      ------------       ------------
    Operating Revenues        $252,942,603      $ 33,818,166      $    356,065      $ (1,069,709)      $286,047,125
    Net operating income        19,977,129           913,745           202,020                --         21,092,894
    Identifiable assets        178,347,163        26,340,103         4,574,919       (15,225,804)       194,036,381
    Depreciation and
      amortization              14,707,920         2,483,677           143,524                --         17,335,121
    Capital expenditures        23,042,573         8,332,387         3,745,916                --         35,120,876

                            MTL INC. AND SUBSIDIARIES

12. SUBSEQUENT EVENTS:

On February 10, 1998, the Company entered into an agreement with Sombrero Acquisition Corporation (Sombrero), an affiliate of Apollo Management LP (Apollo), pursuant to which Sombrero will merge with the Company. According to the terms of the merger agreement, stockholders of the Company will receive $40 per share in cash. The total transaction value is approximately $250 million, including outstanding stock options, fees and approximately $54 million of net debt.

The transaction will be subject to the customary conditions, including the affirmative vote of the holders of a majority of the outstanding stock of the Company.

The Company will be funded by an equity investment of approximately $70 million from Apollo and members of the Company's existing management. Approximately $200 million of senior subordinated and bank debt will be used to finance the acquisition. Additionally, a $100 million revolving credit facility will be available to the Company for working capital and acquisition purposes.