Form 10-Q
period 1998-03-31
MTL INC
filed 1998-05-07
CIK 922863

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934.

For the quarterly period ended             March 31, 1998
                              -----------------------------------------------
                                             or
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

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at March 31, 1998
------------------------------              ----------------------------------
(Common Stock, $.01 par value)                          4,552,218

                           MTL INC. AND SUBSIDIARIES

                                    INDEX


Part I  Financial Information                                Page No.

        Item 1     Financial Statements (unaudited)

        Condensed consolidated balance sheets -
        March 31, 1998 and December 31, 1997                    3-4

        Condensed consolidated statements of income -
        three months ended March 31, 1998
        and 1997                                                  5

        Condensed consolidated statements of cash flows -
        Three months ended March 31, 1998 and 1997                6

        Notes to condensed consolidated financial
        statements                                               7-8

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

                                  FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                               (In thousands)

                                                  March 31,       December 31,
                                                    1998             1997
                                                (Unaudited)            *
                                                -----------       ------------
ASSETS
Current Assets
 Cash                                           $  1,547          $  1,377
 Accounts receivable                              41,030            40,152
 Allowance for doubtful accounts                  (2,131)           (1,980)
 Current maturities of other receivables           1,163             1,163
 Notes receivable                                    582               547
 Inventories                                         637               958
 Prepaid expenses                                  3,886             2,822
 Prepaid tires                                     4,431             4,324
 Deferred income taxes                             2,295             2,686
 Other                                               127               127
                                                 --------         --------
     Total Current assets                         53,567            52,176

Property, plant and equipment                    219,400           211,530
 Less - accumulated depreciation and
  amortization                                   (79,478)          (75,020)
                                                 --------         --------
                                                  139,922          136,510
Other Assets                                        5,373            5,350
                                                 --------         --------
                                                 $198,862         $194,036
                                                 ========         ========

                                    FORM 10-Q
                        PART 1  - FINANCIAL INFORMATION
                             MTL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                   (In thousands)
                                     (continued)

                                                   March 31,     December 31,
                                                     1998           1997
                                                  (Unaudited)        *
                                                  ----------      ----------
Current Liabilities
 Current maturities of indebtedness              $  1,799         $  2,307
 Accounts payable and accrued expenses             14,120           15,201
 Independent contractors payable                    6,925            6,432
 Other current liabilities                          5,240            4,906
 Income tax payable                                 1,436              798
                                                  -------          -------
     Total Current liabilities                     29,520           29,644

Long term debt, less current maturities            54,059           52,433
Capital lease obligations, less current
  maturities                                          325              358
Other long term obligations                         4,896            5,065
Deferred income taxes                              27,808           27,004
Commitments and contingent liabilities

 Stockholders' equity
 Common stock                                          45               45
 Other stockholders' equity                        82,209           79,487
                                                  -------          -------
       Total stockholders' equity                  82,254           79,532
                                                  -------          -------
                                                 $198,862         $194,036
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

                                  FORM 10-Q

                        PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                     (In thousands, except per share data)

                                         Three months ended
                                             March 31,
                                        1998         1997
                                       ------       ------
Operating Revenues
Transportation                         $67,178      $62,838
Other                                    5,201        4,546
                                      --------     --------
                                        72,379       67,384

Operating Expenses
Purchased transportation                44,347       42,478
Depreciation and amortization            4,896        3,871
Other operating expenses                17,782       16,348
                                      --------     --------
     Operating income                    5,354        4,687

Interest expense, net                      768          737
Other expense                               (7)         (10)
                                      --------     --------
     Income before taxes                 4,593        3,960

Income taxes                             1,884        1,626
                                      --------     --------

     Net income                       $  2,709     $  2,334
                                      ========     ========


Weighted average number of
shares outstanding
 Basic                                   4,551        4,526
 Diluted                                 4,781        4,686

Net income per share
 Basic                                   $0.60        $0.52
 Diluted                                 $0.57        $0.50



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                          MTL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                               Three months ended March 31,
                                                 1998              1997
                                               -------            ------
Cash provided by (used for)
Operating activities:
      Net Income                                $2,709             $2,334
      Adjustments for non cash charges           6,078              4,686
      Changes in Assets and liabilities         (1.373)              (354)
                                              --------            --------
      Net cash provided by operating
        activities                               7,414              6,666

Investing activities:
      Repayment from (Advance to) investee           0               (533)
      Other Investments                           (357)               174
      Capital expenditures                      (8,357)            (5,011)
      Proceeds from asset dispositions             258                230
      Other                                        239                  0
                                               --------            --------
      Net cash used for investing
        activities                              (8,217)            (5,140)

Financing activities:
      Proceeds from issuance of long
        term debt                                1,973                  0
      Payment of obligations                      (972)            (1,291)
      Issuance of common stock - net                 0                 50
                                                -------            --------
      Net cash (used in) provided by
        financing activities                     1,001             (1,241)
                                                -------            -------
Net Increase in cash                               198                285
Effect of exchange rate changes on cash            (28)               (31)
Cash, beginning of period                        1,377                695
                                               --------            --------
Cash, end of period                             $1,547            $   949
                                               ========            ========


Cash payments for:
      Interest                                  $  873             $  899
      Income taxes                              $  269             $   95


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 FORM 10-Q

                       Item 1.  Financial Statements

                         MTL INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed, consolidated financial statements of MTL Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-K dated March 23, 1998.

Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. ADDITIONAL DISCLOSURES:

On February 10, 1998, the Company entered into an agreement with Sombrero Acquisition Cororation (Sombrero), an affiliate of Apollo Management LP (Apollo), pursuant to which Sombrero will merge with the Company. According to the terms of the merger agreement, stockholders of the Company will receive $40.00 per share in cash. The total transaction value is approximately $250 million, including outstanding stock options, fees and approximately
$54 million in debt.

The transaction will be subject to the customary conditions, including the affirmative vote of the holders of a majority of the outstanding stock of the Company.

The Company will be funded by an equity investment of approximately $70 million from Apollo and members of the Company's existing management. Approximately $200 million of senior subordinated debt will be used to finance the acquisition. Additionally, a $100 million revolving credit facility will be available to the Company for working capital and acquisition purposes.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income"
(SFAS 130). SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the stockholder's equity section of the consolidated balance sheets for annuual financial statements. The Company adopted SFAS 130 in 1998 and accordingly, Comprehensive Income is as follows:

                                              Three Months Ended
                                                  March 31,
                                                1998      1997
                                              -------  --------
  Net Income                                  $ 2,709   $ 2,334
  Other comprehensive income, net of tax:
    Foreign currency translation adjustments       19       (17)
                                               -------  --------
  Comprehensive Income                         $ 2,728  $  2,317
                                               =======  ========


In June 1997, the Financial Accounting Stantards Board released Statement of Financial Standards No.131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable segments. The Company has not considered the the effects of SFAS 131 on the consolidated financial statements.


In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidence for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998.

The effect of SOP 98-1 on the Company has not been determined at this time.

                                 FORM 10-Q
                      PART 1 - FINANCIAL INFORMATION
                        MTL INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITON AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS
            FIRST QUARTER 1998 COMPARED TO THE FIRST QUARTER 1997


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

For the quarter ended March 31, 1998, revenues totaled $72.4 million, a 7.4% increase over revenues of $67.4 million for the same period in 1997. The Company attributes its increased revenue to sustained strength in chemical industry shipments nationwide and continued implementation of both its affiliate and core carrier strategies.

For the quarter ended March 31, 1998, operating income totaled $5.4 million, representing a 14.2% increase compared to $4.7 million for the same period in 1997. This increase is primarily due to the increase in sales. The operating ratio decreased by 0.44% due to continued cost containment emphasis.

Net interest increased slightly to $768,000 in the quarter ended March 31, 1998, from $737,000 in the quarter ended March 31, 1997.

Pretax income for the quarter ended March 31, 1998, totaled $4.6 million, a 16.0% increase compared to $4.0 million for the same period in 1997. Pretax income increased primarily due to the increase in operating income year to year.

For the quarter ended March 31, 1998, the Company's net income and earnings per share were $2.7 million and $0.57 respectively, compared to $2.3 million and $0.50 respectively for the same period in 1997. Weighted average shares outstanding increased from 4,686,000 in the first quarter of 1997 to 4,781,000 in the first quarter of 1998. As of March 31, 1998, a total of 4,552,218 shares were outstanding.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES



Liquidity and Capital Resources



The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions. Net cash provided by operating activities totaled $7.4 million for the three month period ending March 31, 1998, versus $6.7 million for the same period in 1996. The cash provided by financing activities totaled $1.0 million during the three month period ending March 31, 1998, compared to $1.2 million used in financing activities during the comparable period in 1997.

Capital used for investing activities totaled $8.2 million for the three month period ended March 31, 1998, compared to $5.1 million used for the comparable 1997 period. Capital was used primarily to acquire additional revenue equipment to expand the Company's operations.

The Company maintains a $50,000,000 unsecured revolving credit facility with a group of banks maturing in May of 2000. As of March 31, 1998, the Company has available $37.3 million under this revolving credit facility. Additionally, the Company has maintained a $25,000,000,10-year fixed rate private placement of debt since February 2, 1996. The Company also maintains a CDN $23.5 million credit facility on behalf of Levy.

The Company's management believes that borrowings under these loan agreements, together with available cash and internally generated funds, will be sufficient to fund MTL's continued growth and meet its working capital requirements for the foreseeable future.

                                   FORM 10-Q

                          PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings

     Reference is made to Item 3 on page 11 of the Company's Form 10-K for the year ended December 31, 1997. There have been no material changes in the Company's legal proceedings since this filing.



ITEM 6.  (a) Exhibits:  27 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K:
           1.In a Form 8-K dated February 25, 1998, the Company reported a purchase agreement wherein an affiliate of Apollo Management will merge with the Company and the shareholders of the Company will receive $40.00 per share.

           2. Form 10-K for the year ended December 31,1997 (File No 0-24180) dated March 23, 1998.

                                  Signatures






                                                   MTL INC.
                                 -------------------------------------------


May 7, 1998                            /S/ CHARLES J. O'BRIEN, JR.
                                 -------------------------------------------
                                   CHARLES J. O'BRIEN, JR., (CEO, PRESIDENT)
                                  (DULY AUTHORIZED OFFICER)


May 7, 1998                             /S/ RICHARD J. BRANDEWIE
                                 -------------------------------------------
                                   RICHARD J. BRANDEWIE, (TREASURER)
                                  (PRINCIPAL FINANCIAL OFFICER)