Form 10-Q
period 1998-06-30
MTL INC
filed 1998-08-05
CIK 922863

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934.

For the quarterly period ended             June 30, 1998
                              -----------------------------------------------
                                             or
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

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at June 30, 1998
------------------------------              ----------------------------------
(Common Stock, $.01 par value)                          1,700,000

                           MTL INC. AND SUBSIDIARIES

                                    INDEX


Part I  Financial Information                                Page No.

        Item 1     Financial Statements (unaudited)

        Condensed consolidated balance sheets -
        June 30, 1998 and December 31, 1997                     3-4

        Condensed consolidated statements of income -
        three months and six months ended June 30, 1998
        and 1997                                                  5

        Condensed consolidated statements of cash flows -
        six months ended June 30, 1998 and 1997                   6

        Notes to condensed consolidated financial
        statements                                               7-9

        Item 2     Management's Discussion and Analysis
                   Of Financial Condition and Results
                   of Operations

        Management's discussion and analysis of financial
        condition and results of operations                    10-12

Part II  Other Information

        Item 1     Legal proceedings                             13

        Item 6     Exhibits

                   Reports on Form 8-K                           13

                   Signatures                                    14

                                  FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                               (In thousands)

                                                  June 30,       December 31,
                                                    1998             1997
                                                (Unaudited)            *
                                                -----------       ------------
ASSETS
Current Assets
 Cash                                           $  3,188          $  1,377
 Accounts receivable                              42,004            40,152
 Allowance for doubtful accounts                  (2,352)           (1,980)
 Current maturities of other receivables           1,163             1,163
 Notes receivable                                    635               547
 Inventories                                         679               958
 Prepaid expenses                                  1,192             2,822
 Prepaid tires                                     4,469             4,324
 Income tax receivable                             3,719               -
 Deferred income taxes                             3,034             2,686
 Other                                               128               127
                                                ---------        ---------
     Total Current assets                         57,859            52,176
Property, plant and equipment                    222,534           211,530
 Less - accumulated depreciation and
  amortization                                   (83,555)          (75,020)
                                                ---------        ----------
                                                  138,979          136,510
Other Assets                                       11,582            5,350
                                                ---------         ---------
                                                 $208,420          $194,036
                                                 ========          ========

                                    FORM 10-Q
                        PART 1  - FINANCIAL INFORMATION
                             MTL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                   (In thousands)
                                     (continued)

                                                   June 30,     December 31,
                                                     1998           1997
                                                  (Unaudited)        *
                                                  ----------      ----------
Current Liabilities
 Current maturities of indebtedness              $    659         $  2,307
 Accounts payable and accrued expenses             16,952           15,201
 Independent contractors payable                    4,975            6,432
 Other current liabilities                          4,994            4,906
 Income tax payable                                    90              798
                                                  -------          -------
     Total Current liabilities                     27,670           29,644

Long term debt, less current maturities           199,568           52,433
Capital lease obligations, less current
  maturities                                          207              358
Other long term obligations                         4,345            5,065
Deferred income taxes                              27,494           27,004
Commitments and contingent liabilities

Redeemable common stock (30,239)                    1,210               -

Stockholders' equity
  Common stock                                         17               45
  Additional paid-in-capital                       92,809           30,459
  Retained earnings                                45,534           49,241
  Stock recapitalization                         (189,579)             -
  Other stockholders' equity                         (455)           (213)
  Note receivable                                    (400)             -
                                                 --------         --------
  Total stockholders' equity (Deficit)            (52,074)          79,532
                                                 ---------        --------
                                                 $208,420         $194,036
                                                 ========         ========

* Condensed from audited financial statements.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   FORM 10-Q
                       PART 1 - FINANCIAL INFORMATION
       MTL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited) - (In thousands, except per share data)

                               Six months ended        Three months ended
                                   June 30,                  June 30,
                               1998         1997        1998       1997
                             -------      --------    --------   --------
Operating Revenues
Transportation               $137,767     $129,727    $ 70,589   $66,889
Other                          10,855        9,462       5,654     4,916
                             --------     --------    --------   --------
                              148,622      139,189      76,243    71,805
Operating Expenses
Purchased transportation       91,433       88,065      47,086    45,587
Depreciation and amortization   9,916        8,051       5,020     4,180
Compensation - options         13,433          -        13,433       -
Other operating expenses       35,894       32,870      18,112    16,522
                             ---------    --------    --------   --------
 Operating income (loss)       (2,054)      10,203      (7,408)    5,516
Interest expense, net           3,305        1,555       2,537       818
Other expense                     (16)         (19)         (9)       (9)
                             ---------    ---------    --------  ---------
 Income (loss) before taxes    (5,343)       8,667      (9,936)    4,707
Income taxes                   (2,259)       3,578      (4,143)    1,952
                              ---------   ---------    --------  --------
Net income (loss) before
  extraordinary item           (3,084)       5,089      (5,793)    2,755
Extraordinary item, net of tax    623          -           623         -
                              ---------   ---------    --------  ---------
Net income (loss)              $(3,707)    $  5,089   $ (6,416)  $ 2,755
Per Share Data:                ========    ========    ========   ========
  Basic earnings per share
    Net income before
     extraordinary item         $(.74)     $ 1.12        $(1.51)   $ 0.61
      Extraordiary item          (.15)         -          ( .16)      -
                                ------     ------        -------   -------
        Net earnings per share  $(.89)     $ 1.12        $(1.67)   $ 0.61
                                ======     ======        =======   =======
   Average shares outstanding    4,144      4,529         3,839     4,531
                               =======     =======       =======   =======
   Diluted earnings per share
     Net income before
      extraordinary item          N/A      $ 1.09          N/A     $ 0.59
      Extraordinary item          N/A          _           N/A          _
                                ------      ------        ------   ------
      Net earnings per share      N/A      $ 1.09          N/A     $ 0.59
                                ======      ======        ======   =======
 Average shares outstanding       N/A       4,687          N/A      4,689
                                ======      ======        ======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                          MTL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                               Six months ended June 30,
                                                 1998              1997
                                               -------            ------
Cash provided by (used for)
Operating activities:
      Net income (loss)                       ($ 3,707)           $ 5,089
      Adjustments for non cash charges          10,058             10,179
      Changes in assets and liabilities         (4,996)            (2,953)
                                              --------            --------
      Net cash provided by operating
        activities                               1,355             12,315

Investing activities:
      Advance to investee                           -                 (332)
      Other investments                             -                 (533)
      Capital expenditures                      (13,547)           (12,280)
      Proceeds from asset dispositions              882                381
      Other                                         453                 -
                                               --------            --------
      Net cash used for investing
        activities                              (12,212)          (12,764)

Financing activities:
      Proceeds from issuance of long
        term debt                               200,107             4,852
      Payment of obligations                    (54,498)           (3,002)
      Issuance of common stock                   62,333               115
      Recapitalization expenditures            (189,579)                -
      Deferred financing costs                   (6,803)                -
      Other                                       1,199                 -
                                                --------            --------
      Net cash provided by
        financing activities                     12,759             1,965
                                                -------            -------
Net Increase in cash                              1,902             1,516
Effect of exchange rate changes on cash             (91              (108)
Cash, beginning of period                         1,377               695
                                               ---------          ---------
Cash, end of period                            $  3,188           $  2,103
                                               ========            ========
Cash payments for:
      Interest                                  $ 3,688            $ 1,821
      Income taxes                              $ 1,536            $ 1,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 FORM 10-Q

                       Item 1.  Financial Statements
                         MTL INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed, consolidated financial statements of MTL Inc. (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-K dated March 23, 1998.
Operating results for the quarter ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. RECAPITALIZATION:

On June 9, 1998, the Company completed the transactions contemplated by an agreement with Sombrero Acquisition Corporation (Sombrero), an affiliate of Apollo Management L.P.(Apollo), pursuant to which Sombrero merged with and into the Company. According to the terms of the merger agreement, the stock-holders of the Company (other than certain management shareholders) received $40.00 per share in cash. The total transaction value was approximatley
$250.0 million, including payment for outstanding stock options and payment of approximately $51.0 million in debt.

The transaction was accounted for as a leveraged recapitalization. The effect of the recapitalization on stockholders' equity can be summarized as follows:

                                            Shareholders' Equity or (Deficit)
                                            ---------------------------------
     Balance December 31, 1997                            $ 79,532
       Year to date loss as of June 30, 1998                (3,707)
       Equity investment - New                              62,333
       Recapitalization expenditures                      (189,579)
       Other                                                  (653)
                                                          ---------
     Balance June 30, 1998                               $ (52,074)
                                                          =========

The recapitalization was funded by a cash equity investment of approximately $62.3 million from Apollo, members of the Company's existing management and third party financing sources. $140.0 million of senior subordinated debt was used to finance the acquisition along with $60.0 million dollars of senior secured bank debt. Additionally, a $100 million revolving credit facility is available to the Company for working capital and acquisition purposes.
(PAGE>8
                                 FORM 10 - Q

                         ITEM 1 - Financial Statements

                           MTL INC. AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  (continued)
3. PROPOSED ACQUISITION:

On June 24, 1998, the Company announced it had entered into an agreement and plan of merger with Chemical Leaman Corporation ("CLC") and the shareholders of CLC. This transaction is expected to close no later than October 31, 1998, however, an earlier closing date is anticipated.

The closing of this acquisition is subject to certain financing arrangements and other conditions.

On June 27,1998 the Company initiated a tender offer to purchase CLC's 10 3/8 % senior notes due 2005 at a puchase price equal to:

(i) the present value on the payment date of $1,051.88 per note (the amount payable on June 15, 2001, which is the first date on which the notes are redeemable)("the Earliest Redemption Date")) and all future interest payments payable up to the Earliest Redemption Date, determined on the basis of a yield to the Earliest Redemption Date equal to the sum of (x) the yield on the 5 5/8 percent U.S. Treasury Notes due May 15, 2001, based on the bid price for such security as of 2:00 p.m., New York City time, on August 19, 1998, the third business day immediately preceeding the scheduled expiration date of the tender offer, plus (y) 75 basis points less (ii) a consent payment of $20.00 per $1,000.00 principal amount on notes for which a valid consent to certain matters relating to the notes is received in connection with the tender offer.

The sources of funds to consumate the merger are expected to include additional loans of approximately $235.0 million, preferred equity of approximately $20.0 million and common equity of approximately $12.0 million. The Company is currently in the process of securing the required financing.


This transaction will be accounted for as a purchase.

4. NEW ACCOUNTING PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income"
(SFAS 130). SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the stockholders' equity section of the consolidated balance sheets for annuual financial statements.

                                  FORM 10- Q

                         ITEM 1 - Financial Statements

                            MTL INC. AND SUBSIDIARIES

               Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (continued)


The Company adopted SFAS 130 in 1998 and accordingly, Comprehensive Income is as follows:

                                      Six Months Ended   Three Months Ended
                                            June 30            June 30,
                                       1998       1997     1998      1997
                                      -------   --------  -------  --------
Net Income or (loss)                    $(3,707) $5,089   $(6,416)  $ 2,755
Other comprehensive income, net of tax:
Foreign currency translation adjustments   (242)    (45)      (261)     (27)
                                        -------- -------  --------  --------
  Comprehensive Income or (loss)        $(3,949) $5,044   $(6,677) $  2,728
                                        ======== =======  ========  ========


In June 1997, the Financial Accounting Standards Board released Statement of Financial Standards No.131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable segments. The Company has not considered the the effects of SFAS 131 on the consolidated financial statements.




In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The effect of SOP 98-1 has not been determined at this time.

                                 FORM 10-Q

                      PART 1 - FINANCIAL INFORMATION

                           MTL INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITON AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS

            SECOND QUARTER 1998 COMPARED TO THE SECOND QUARTER 1997

The Company's operating results for the second quarter of 1998 were materially effected by the recapitalization accounting resulting from the June 9, 1998 transaction with an affiliate of Apollo Management L.P. The total pretax charge to earnings relating primarily to cost of payouts to the holders of existing stock options was,$16.2 million.The impact on earnings is as follows:

                                       Six months ended    Three months ended
                                        June 30, 1998         June 30, 1998
                                       ----------------     -----------------
Net income (loss) before
  extraordinary item                        $(3,084)          $(5,793)
Recapitalization expenses; net of tax         8,788             8,788
                                            --------          --------
Net income excluding recapitalization
  expense                                   $ 5,704            $ 2,995
                                            ========           ========

The following discussion compares the 1998 results exclusive of the aforementioned nonrecurring charges to income.

The Company's operating results are affected by shipments for the bulk chemical industry. Shipments of chemical products are in turn affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. The Company also participates in the shipment of bulk food products through its food-grade division. The volumes of food products and certain other consumer products tend to be subject to fewer fluctuations due to swings in economic activity.

For the quarter ended June 30, 1998, revenues totaled $76.2 million, a 6.2% increase over revenues of $71.8 million for the same period in 1997. The Company attributes its increased revenue to sustained strength in chemical industry shipments nationwide and continued implementation of both its affiliate and core carrier strategies.

                                  FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

                            MTL INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                               RESULTS OF OPERATIONS


                 SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

                                    (continued)



For the quarter ended June 30, 1998, operating income totaled $6.0 million, representing a 9.4% increase compared to $5.5 million for the same period in 1997. This increase is primarily due to the increase in sales. The operating ratio decreased by 0.24% due to continued cost containment emphasis.


Net interest increased to $2.5 million in the quarter ended June 30 1998, from $0.8 million in the quarter ended June 30, 1997. This increase is the result of the increased debt arising from the leveraged recapitalization including $0.6 million in bridge financing fees.


Pretax income for the quarter ended June 30, 1998, totaled $5.2 million, a 10.3% increase compared to $4.7 million for the same period in 1997. Pretax income increased primarily due to the increase in operating income year to year.


For the quarter ended June 30, 1998, the Company's net income, excluding recapitalization related expenses, was $3.0 million compared with $2.8 million for the same period last year.


Weighted average shares outstanding decreased from 4,689,000 in the second quarter of 1997 to 3,839,000 in the second quarter of 1998 due to the recapitalization. As of June 30, 1998, a total of 1,700,000 shares were outstanding.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

                           MTL INC. AND SUBSIDIARIES




Liquidity and Capital Resources




The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions. Net cash provided by operating activities totaled $1.4 million for the six months ended June 30, 1998, versus $12.3 million for the same period in 1997, reflecting additional cash charges in 1998 relating to the recapitalization.


The cash provided by financing activities totaled $12.8 million during the six month period ended June 30, 1998, compared to $2.0 million during the comparable period in 1997.


Capital used for investing activities totaled $12.2 million for the six month period ended June 30, 1998, compared to $12.8 million used for the comparable 1997 period. Capital was used primarily to acquire additional revenue equipment to expand the Company's operations.

As a result of the leveraged recapitalization transaction, the Company has significantly increased its outstanding long term debt and anticipates additional debt and equity being required to consumate the proposed Chemical Leaman acquisition. The Company is currently in the process of securing the additional debt and equity required.

On June 27, 1998 the Company inititiated a tender offer to purchase Chemical Leamans 10 3/8 % Senior Notes due 2005, as more fully discussed in Note 3 to the financial statements on page 8.

The Company maintains a $110,000,000 revolving credit facility with a group of banks maturing in June of 2004. As of June 30, 1998, the Company has available $100.0 million under this revolving credit facility. Additionally, the Company has a $50.0 million, six year Term Loan Facility in place along with $100.00 million in 10% senior subordinated notes due in 2006 and $40.0 million in floating interest rate subordinated term securities also due in 2006.


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

ITEM 4.    Submission of Matters to a Vote of Security Holders

           A special meeting of shareholders was held June 4, 1998 at which time the shareholders approved and adopted the Agreement and Plan of Merger dated February 10, 1998.

ITEM 6.  (a) Exhibits:  27 Financial Data Schedule (for SEC use only)

           2.1 Agreement and Plan of Merger dated February 10, 1998. (Incorporated by reference to Form 8-K filed February 25, 1998)

           2.2 Proxy Statement dated May 4, 1998 relating to the special meeting of shareholders held June 4, 1998.(Incorporated by reference)

         (b) Reports on Form 8-K:

           1.In a Form 8-K dated June 29, 1998, the Company reported closing a purchase agreement wherein an affiliate of Apollo Management L.P. merged with and into the Company and the shareholders of the Company, other than certain shareholders as reported therein, received consideraion of $40.00 per share in cash. Additionally, under item 5, the Company reported entering into an agreement and plan of merger with Chemical Leaman Corporation (CLC) through a wholly-owned subsidairy of the Company.

          2. In a Form 8-K dated July 27, 1998, the Company reported entering into an amendment to the merger agreement with Chemical Leaman Corporation through a wholly-owned subsidiary of the Company. In addition, the Company announced the commencement of its tender offer for the 10 3/8 % Senior Notes of CLC.

                                  Signatures






                                                   MTL INC.
                                 -------------------------------------------


August 5, 1998                            /S/ CHARLES J. O'BRIEN, JR.
                                 -------------------------------------------
                                   CHARLES J. O'BRIEN, JR., (CEO, PRESIDENT)
                                  (DULY AUTHORIZED OFFICER)


August 5, 1998                             /S/ RICHARD J. BRANDEWIE
                                 -------------------------------------------
                                   RICHARD J. BRANDEWIE, (TREASURER)
                                  (PRINCIPAL FINANCIAL OFFICER)