Form 10-K405
period 1998-12-31
MTL INC
filed 1999-03-30
CIK 922863

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

COMMISSION FILE NUMBER 0-24180

                                    MTL INC.
           (Exact Name of the Registrant as Specified in its Charter)

            FLORIDA                                      59-3239073
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                              3802 Corporex Drive
                              Tampa, Florida 33619
               (Address of principal executive offices)(zip code)

              Registrant's telephone number, including area code:
                                  813-630-5826

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---

As of December 31, 1998, there were 2,000,000 outstanding shares of the Registrant's Common Stock, $0.01 par value.

Documents Incorporated by Reference: None.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         MTL is the largest bulk tank truck carrier in the United States based on revenues. Through a network of 194 terminals located across the United States and Canada, MTL transports a broad range of chemical products and provides its customers with supplementary transportation services such as dry bulk hauling, transloading, tank cleaning, third-party logistics, intermodal services and leasing. Many of the chemical and chemical-related consumer products transported by MTL require specialized trailers and experienced personnel for safe, reliable and efficient handling. MTL is a core carrier for many of the Fortune 500 companies who are engaged in chemical processing, including The Procter & Gamble Company, Union Carbide, Dow Chemical, Allied Signal, DuPont and PPG Industries.

         In addition to MTL's own fleet operations, it uses affiliates and owner-operators. Affiliates are independent companies which, through comprehensive contracts with MTL, operate their terminals exclusively for MTL. Owner-operators are independent contractors who, through contracts with MTL, supply one or more tractors and drivers for MTL's or affiliate's use. Management believes that the use of affiliates and owner-operators results in a more flexible cost structure, increases MTL's asset utilization and increases return on invested capital. MTL is a holding company and operates principally through five main operating subsidiaries which are Montgomery Tank Lines, Quality Carriers, Chemical Leaman Tank Lines, Fleet and Levy. Through these principal transportation subsidiaries, as of December 31, 1998, MTL operated 8,003 trailers, of which 6,950 were owned or leased by MTL, and 3,679 tractors, of which 905 were owned or held directly under lease by MTL.

         On June 9, 1998, MTL was recapitalized through a merger with a corporation controlled by Apollo Investment Fund III, LP and certain related companies. On August 28, 1998, MTL completed its acquisition of Chemical Leaman Corporation and its subsidiaries ("CLC"). Founded in 1913, CLC was, prior to the CLC merger, the largest bulk tank truck carrier in the United States based on revenues. The combination of CLC and MTL has united two of the leading bulk transportation service providers under one holding company.

         The for-hire tank truck industry is highly fragmented and MTL believes that it consists of in excess of 200 tank truck carriers, with the top five carriers representing $1.4 Billion or approximately 23.8% Of 1997 for-hire tank truck industry revenues. Recently, however, the industry has begun to undergo consolidation. MTL believes such consolidation is primarily the result of economies of scale in the provision of services to a larger customer base, cost-effective purchasing of equipment, supplies and services by larger companies and the decision by many smaller, capital constrained operators to sell their trucking businesses rather than make substantial investments to modernize their fleets. As a result of its leading market position and decentralized operating structure, MTL believes it is well-positioned to benefit from these current industry trends.

ORGANIZATION OF MTL

The following chart shows the organization of MTL and its subsidiaries as of December 31, 1998.




                          [CHART OF PARENT MTL INC.]





DEVELOPMENT OF MTL

         MTL was founded in 1965. MTL is a holding company, and operates principally through its transportation subsidiaries. MTL has grown over the past five years from 53 terminals to 194 terminals and has expanded its area of geographic coverage. Much of this growth has been accomplished through strategic acquisitions. MTL plans to continue to grow both its core business and the variety of services it provides to its customers.

         On June 11, 1996, MTL acquired all of the outstanding stock of Levy, a Quebec-based tank truck carrier for a purchase price of $5.1 million in cash plus the assumption of debt. Such purchase price was financed with borrowings from an unsecured line of credit, and was determined based upon the fair market value of assets acquired and discounted, projected profit potential of the Levy operation after consolidation with MTL. As of the date of such acquisition, Levy serviced the chemical, petroleum and glass industries with a fleet of over 400 trucks and tank trailers.

         On June 9, 1998, Sombrero Acquisition Corp., a Florida corporation and wholly-owned subsidiary of Apollo, merged with and into MTL with MTL as the surviving corporation. In such merger, the holders of the outstanding shares of common stock of MTL, other than certain exempted shares, received $40 in cash for each share of the common stock of MTL held by them. The total consideration that was paid to shareholders of MTL in connection with the merger consisted of $194.6 million and included payments to holders of certain options of MTL, net of the option exercise proceeds, and the implied value of shares which were retained by management. MTL treated such merger as a recapitalization for accounting purposes. Immediately following such merger, Apollo owned 85.4%, certain other investors owned 4.4%, and management of MTL owned approximately 10.2% of the common stock of MTL. Immediately following such merger, on a fully diluted basis, Apollo owned 76.9%, certain other investors owned 4% and management of MTL owned 19.1% of the common stock of MTL.

         The MTL merger, the private offering of notes, the credit agreement and the equity investment are collectively referred to herein as the "MTL Transactions."

         On August 28, 1998 MTL acquired CLC. The shareholders of CLC received an aggregate of $70.7 million in cash, $10.75 million of which amount was placed in an escrow account for CLC shareholders' indemnification obligations, and $5.0 million stated value of redeemable preferred stock. A portion of the shares held by certain shareholders of CLC who are officers of CLC, having a value of $1.1 million based on the per share consideration, were converted into shares of MTL common stock.

         On February 3, 1999, the Company entered into a settlement agreement with former shareholders of CLC regarding the remaining consideration owed in the CLC acquisition. The agreement calls for a payment of $3 million to the former shareholders as a settlement of final payment of amounts owed under the merger agreement and a cancellation of the 50 preferred shares issued in connection with the acquisition.

         All of the domestic, direct and indirect, subsidiaries of MTL, including CLC and its subsidiaries, have guaranteed MTL's borrowings under the new credit agreement and CLC and its subsidiaries have executed a supplemental indenture to become guarantors of the notes pursuant to the terms of the indenture.

         The CLC merger, the related tender offer for certain notes of CLC, the refinancing of the credit agreement in connection with such transactions, the preferred and common equity investments made in connection with the acquisition of CLC and the related borrowings under the new credit agreement are collectively referred to as the "CLC Transactions."

SERVICES PROVIDED

         BULK TRANSPORTATION SERVICES

         The primary service MTL provides its customers is the transportation of bulk liquid and dry bulk chemical products. MTL provides its services through both Company owned terminals and through affiliates. As of December 31, 1998, 59 of MTL's 194 terminals were operated by affiliates, and in 1998, on a pro forma basis, affiliate terminals were responsible for approximately 23.6% of MTL's total revenues. MTL, both at its MTL owned terminals and its affiliates, relies heavily on the use of owner-operators for its tractor needs. MTL believes that the combination of its affiliate program and its emphasis on the use of owner-operators results in a flexible, low fixed cost operating structure which provides MTL's customers with superior service levels.

         AFFILIATE PROGRAM

         Affiliates are established and maintained as independent corporations in order to preserve the entrepreneurial motivation common to small businesses. Each affiliate enters into a comprehensive contract with MTL pursuant to which it is required to operate its terminal exclusively for MTL. Each affiliate is supported by MTL's corporate staff and is linked via computer to MTL's central management information system located at its Tampa, Florida headquarters. Affiliate facilities are frequently staffed and managed by former MTL employees who MTL believes have the operating experience and management capability to be an effective affiliate.

         Affiliates obtain various benefits from their relationship with MTL, such as greater equipment utilization through participation in MTL's backhaul program, access to and enhancement of customer relationships, driver recruitment, safety training, expanded marketing resources and access to sophisticated management information systems. Affiliates also benefit from MTL's purchasing leverage for insurance coverage, tractors and trailers, fuel, tires, and other significant operating requirements.

         Affiliates predominantly operate under the marketing identity of Montgomery and Quality and typically receive approximately 85% of gross revenues from each shipment they transport. Affiliates are responsible for their own operating expenses. MTL pays its affiliates weekly on the basis of completed billings to customers. MTL collects all accounts receivable and deducts any amounts advanced for fuel, insurance, or other miscellaneous expenses, including charges, as applicable, for MTL's tank trailers, from these weekly billing settlements.

         Contracts with affiliates typically carry a one-year term, renewable on a yearly basis unless terminated by either party. Contracts between MTL and its affiliates also contain restrictive covenants which prohibit affiliates from competing directly with MTL in a specific geographic area for a period of one year following termination of a contract. In addition, MTL requires its affiliates to meet certain operating and financial standards.

         Affiliates engage their own drivers and personnel as well as utilize the services of owner-operators who must meet MTL's operating and financial standards. The affiliate assumes all operating expenses such as fuel, licenses, fuel taxes and tank cleaning. However, MTL reimburses affiliates for certain expenses passed through to its customers, such as tolls and scaling charges.

         Affiliates are required to pay for their own workers' compensation coverage, which must meet both MTL and statutory coverage levels. Affiliates retain responsibility for liabilities up to $10,000 per incident arising from accidents, spills or contamination incurred while transporting a load. Liability beyond the obligations of the affiliate is the responsibility of MTL or its insurer. MTL makes additional insurance coverage available to its affiliates for physical damage, running a tractor without a trailer, health and life, and garage-keepers insurance for additional fees.

         OWNER-OPERATORS

         MTL and its affiliates extensively utilize owner-operators. Owner-operators are independent contractors who, through a contract with MTL, supply one or more tractors and drivers for MTL or affiliate use. Owner-operators are compensated on the basis of a fixed percentage of the revenue generated from the shipments they haul. The owner-operator must pay all insurance, maintenance, highway use taxes. All owner-operators utilized by either MTL or an affiliate must meet specified guidelines relating to driving experience, safety records, tank truck experience, and physical examinations in accordance with Department of Transportation ("DOT") regulations. MTL emphasizes safety to its independent contractors and their drivers and maintains driver safety inspection programs, safety awards, terminal safety meetings and stringent driver qualifications.

         MTL and its affiliates dedicate significant resources to recruiting and retaining owner-operators. MTL attempts to enhance the profitability of its owner-operators through purchasing programs which take advantage of MTL's significant purchasing power. Programs cover such operating expense items as fuel, tires and insurance. As of December 31, 1998 MTL had contracts with 2,251 owner-operators.

         LEASING

         In conjunction with its provision of bulk transportation services MTL provides dedicated tractors and trailers to affiliates and other third parties, including shippers. MTL believes its leasing business is among the largest in the industry and provides a stable source of revenue and profitability. Trailer lease terms range from one to 84 months and do not include a purchase option. Tractor lease terms range from 12 to 60 months and may include a purchase option.

         TANK WASH OPERATIONS

         To maximize equipment utilization, MTL relies on approximately 50 MTL and affiliate tank wash facilities, as well as the services of other commercial tank wash facilities located throughout its operating network. MTL and affiliate facilities allow MTL to generate additional tank washing fees from non-affiliated carriers and shippers. Management believes that the availability of these facilities enables MTL to provide an integrated service package to its customers.

         INTERMODAL AND BULK RAIL OPERATIONS

         MTL offers a wide range of intermodal services by transporting liquid bulk containers on specialized chassis to and from a primary mode of transportation such as rail, barge or vessel. MTL also provides rail transloading services which enable products to be transloaded directly from rail car to trailer. This allows shippers to combine the economy of long-haul rail transportation with the flexibility of local truck delivery.

         Through the CLC merger, MTL has expanded the range of transportation-related services it provides to include the following:

         THIRD-PARTY LOGISTICS

         An increasing number of chemical producers are seeking to outsource their transportation logistics functions in order to focus on their core competencies. In order to capitalize on this trend, MTL has established third-party logistics capabilities. As a result of MTL'S size and reputation in the industry, as well as a strategic focus on the provision of logistics services as a value added service, a number of opportunities have arisen allowing MTL the opportunity to provide a broader range of logistics management services to selected chemical producers. Among these services are mode and carrier selection for truck, rail, ocean and air transportation as well as rate negotiation, carrier performance evaluation, cost analysis and, in some cases, on site management of the shipper's captive transportation function.

OWNER-OPERATOR SERVICES

         MTL, through its subsidiary, Power Purchasing, Inc., offers products and services to both its internal and external fleet and to its owner-operators at favorable prices. By offering purchasing programs which take advantage of MTL's significant purchasing power for products and services such as tractors, fuel and tires as well as automobile, general liability and workers' compensation insurance, MTL believes it strengthens its relationships with its owner-operators and results in improved driver recruitment.

CAPACITY MANAGEMENT SYSTEMS

         MTL has developed load brokerage capabilities in order to enhance its ability to handle its customers' trucking requirements. To the extent that MTL does not have the equipment necessary to service a particular shipment, MTL will broker the load to another carrier, thereby meeting the customer's shipping needs and generating additional revenues for MTL, in the form of commissions. Through its relationship with over sixty bulk carriers, MTL can assure timely response to customer needs.

TRACTORS AND TRAILERS

         As of December 31, 1998, MTL operated 8,003 trailers, of which approximately 7,079 were owned or leased by MTL, 839 were owned by affiliates and 85 were owned by shippers. A typical trailer measures 42.5 feet in length, eight feet in width and 10.5 feet in height. The volume of the trailer ranges from 5,000 to 7,000 gallons with a payload capacity of up to 55,000 pounds. The cost of a new standard stainless steel trailer ranges from $47,000 to $64,000, depending on specifications. The combined companies' capital expenditures for new and used trailers in 1998 were $18.6 million for the purchase of approximately 464 trailers, the majority of which represented additions to MTL's fleet in connection with MTL's continuing expansion.

         MTL generally acquires, and historically CLC acquired, new tractors with a utilization period of approximately five years. MTL's general philosophy is to purchase new trailers and utilize a routine general maintenance program that will allow trailers to achieve a life of 15 to 20 years.

         As of December 31, 1998, MTL operated approximately 3,679 tractors, of which approximately 814 were operated by MTL drivers, 2,251 were operated by owner-operators and 553 were operated by affiliates. Of the approximately 1,039 tractors owned by MTL, 225 were leased to affiliates and owner-operators. MTL primarily purchases high-end tractors manufactured by Mack Trucks, Inc., Freightliner Corporation and/or Peterbilt Company. In 1998, MTL purchased 114 new and used tractors at costs ranging from $10,700 to $80,000 per tractor. MTL attempts to standardize its equipment purchases which reduces training and parts inventory costs and allows for a more standardized preventive maintenance program.

         The majority of MTL and affiliate terminals provide preventive maintenance and service and receive computer generated reports which indicate when inspection and/or servicing of units is required. Major repairs are performed by unaffiliated third parties. MTL complies with DOT periodic inspection requirements by performing inspections on its tractors every 60 days as part of its company-wide service/inspection program. MTL's maintenance facilities are registered with DOT and are qualified to perform trailer inspections and repairs for MTL's fleet and equipment owned by third parties.

         The following table shows the age of trailers and tractors operated by MTL and in service as of December 31, 1998, all numbers are approximated as of such date:


TRAILERS
                                 <3 YRS      3-5 YRS     6-10 YRS     11-15 YRS    16-20 YRS      >20 YEARS     TOTAL
                                 -----       -------     --------     ---------    ---------      --------      -----
Company                           550         1,199        1,088        1,861          912         1,469        7,079
Affiliate                         267           174          101          147           78            72          839
Leased                              0             0            0            0            0             0            0
Shipper                             5             7           30           15            6            23           85
Other                               0             0            0            0            0             0            0
                                  ---         -----        -----        -----          ---         -----        -----
   Total                          822         1,379        1,219        2,023          996         1,564        8,003
                                  ===         =====        =====        =====          ===         =====        =====

TRACTORS
                                 <3 YRS      3-5 YRS     6-10 YRS     11-15 YRS    16-20 YRS      >20 YEARS     TOTAL
                                 -----       -------     --------     ---------    ---------      --------      -----
Company                            76           443          110          181            2             1          814
Affiliate                         223           271           47           11            0             0          553
Owner/Operator                    501           860          558          290           26            16        2,251
Leased Rented                       1            58            2            0            0             0           61
                                  ---         -----        -----        -----          ---         -----        -----
   Total                          801         1,631          718          483           28            18        3,679
                                  ===         =====        =====        =====          ===         =====        =====


DRIVERS AND OTHER PERSONNEL

         At December 31, 1998 MTL employed approximately 2,500 people. Of these, approximately 818 were drivers. MTL also utilized the services of approximately 2,179 owner-operators. Additionally, the affiliates employed directly 641 drivers. MTL's remaining 1,680 employees, included 189 mechanics and 236 tank washers. The balance were support personnel, including clerical and administrative personnel and dispatchers.

         Each terminal manager has direct responsibility for hiring drivers and administrative personnel. Where appropriate, the terminal manager is also responsible for hiring mechanics and customer service and tank wash personnel. MTL drivers and owner-operators are hired in accordance with specific guidelines regarding safety records, driving experience and a personal evaluation of MTL's staff. MTL employs only qualified tank truck drivers with a minimum of two years of over-the-road, tractor trailer experience. These drivers are then enrolled in a rigorous training program conducted at one of MTL's five safety schools.

         Owner-operators are retained by MTL under contracts generally terminable by either party upon short notice. However, they may be terminated immediately under certain circumstances. Owner-operators retain responsibility for their own operating expenses. MTL provides its employees with health, dental, vision, life, and certain other insurance coverages. These and other insurance programs are available to affiliates and owner-operators for a fee.

         As of December 31, 1998, 232 employees in MTL terminals and approximately 74 employees of three affiliate terminals were members of the International Brotherhood of Teamsters.

MARKETING

         MTL conducts its marketing activities at both the national and local levels. MTL employs 32 geographically dispersed sales managers who market MTL's services primarily to national accounts. These sales managers have extensive experience in marketing specialized tank truck transportation services. The corporate sales staff also concentrates on developing dedicated logistics opportunities. MTL's senior management is actively involved in the marketing process, especially in marketing to national accounts. In addition, a significant portion of MTL's marketing activities are conducted locally by MTL's terminal managers and dispatchers who act as local customer service representatives. These managers and dispatchers maintain regular contact with shippers and are well-positioned to identify the changing transportation needs of customers in their respective geographic areas.

CUSTOMERS

GENERAL

         MTL's client base consists of customers located throughout North America, including many Fortune 500 companies, such as Procter & Gamble, Union Carbide, PPG Industries, Dow Chemical and DuPont. During 1998, no single customer accounted for more than 5.1% of the combined companies' total revenues. For the fiscal year ended December 31, 1998, MTL's 10 largest customers accounted for 24.4%, of revenues.

CUSTOMER SERVICE AND QUALITY ASSURANCE

         In order to achieve its goal of providing to its customers the highest quality service and creating the highest level of customer and employee satisfaction, MTL has implemented a quality assurance program at all levels of MTL. MTL's Quality Assurance Program is designed to enable the achievement of superior customer service through the development and implementation of standardized operating procedures for each area within MTL. This includes marketing and contracts, dispatch and terminal operations, safety, driver hiring and training, trailer operations, tractor operations, and procedures for administration functions, payroll and settlement, insurance, sales, data processing, and fuel tax and permits.

         MTL has developed and implemented a statistical measurement tool called the Terminal Safety Ranking Profile. This profile establishes a uniform method of evaluating, measuring and comparing the safety performance of all field operation facilities. Through utilization of this tool, individual facilities and regions of MTL can be evaluated for performance trends or areas of deficiency needing improvement.

         MTL has also implemented a Quality Corrective Action procedure which is intended to identify, document and correct safety and service non-conformance. In addition, MTL has established cross-functional teams known as Continuous Process Improvement teams which have been charged with the responsibility of identifying ways in which to improve MTL processes as well as to manage the implementation of such improvements.

         Most of CLC's tractor fleet, including both CLC-owned and owner-operator tractors, are equipped with OmniTRACS(R) mobile satellite communications systems which provide continuous monitoring and two-way communications with tractors in transit. This information is used to track load status, optimized the use of drivers and equipment and respond to emergency situations. CLC's Internet Website enables customers to access the OmniTRACS(R) system to view the exact status of their loads in transit at their convenience.

ADMINISTRATION

         MTL operates through 194 facilities located across the United States and Canada. Each of the 135 MTL and 59 affiliate terminals operates as a separate profit center, and terminal managers retain responsibility for most operational decisions in their given service area. Effective supervision of a service area requires maximum personal contact with both customers and drivers. Therefore, to achieve mutually defined operating objectives, the functions of dispatch, customer service, and general administration typically rest within each separate terminal. Cooperation and coordination between the terminals is further encouraged by MTL's backhaul policy. Any terminal which generates a backhaul shipment for another terminal receives a commission on the revenue generated by the backhaul shipment.

         From its headquarters in Florida, management constantly monitors each terminal's operating and financial performance, safety and training record, and customer service effort. All terminals are required to adhere to MTL safety, maintenance, customer service and other operating procedures, and the terminal manager is responsible for insuring compliance with these strict guidelines. Senior corporate executives and safety department personnel conduct unannounced visits to verify terminal compliance. MTL attempts to achieve uniform service and safety at all MTL and affiliate terminals, while simultaneously providing terminal managers the freedom to focus on generating business in their region.

COMPETITION

         The tank truck business is extremely competitive and fragmented. MTL competes primarily with other tank truck carriers and private carriers in various states. With respect to certain aspects of its business, MTL also competes with intermodal transportation, railroads and less-than-truckload carriers. Intermodal transportation has increased in recent years as reductions in train crew size and the development of new rail technology have reduced costs of intermodal shipping.

         Competition for the freight transported by MTL is based primarily on rates and service. Management believes that MTL enjoys significant competitive advantages over other tank truck carriers because of MTL's low cost structure, overall fleet size and age, national terminal network and tank wash facilities.

         MTL's largest competitors are Matlack Systems, Inc., DSI Transports, Inc. and Trimac Transportation Services, Ltd., an operation based in Canada. There are approximately 195 other recognized tank truck carriers, most of whom are primarily regional operators.

         MTL also competes with other motor carriers for the services of MTL drivers and owner-operators. MTL's overall size and its reputation for good relations with affiliates and owner-operators have enabled it to attract a sufficient number of qualified professional drivers and owner-operators.

         Competition from non-trucking modes of transportation and from intermodal transportation would likely increase if state or federal fuel taxes were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

RISK MANAGEMENT AND INSURANCE/SAFETY

         The primary risks associated with MTL's business are bodily injury and property damage, workers' compensation claims and cargo loss and damage. MTL maintains insurance against these risks and is subject to liability as a self-insurer to the extent of the deductible under each policy. MTL currently maintains liability insurance for bodily injury and property damage in the amount of $100 million per incident, having no deductible. There is no aggregate limit on this coverage.

MTL currently maintains first dollar workers' compensation insurance coverage. MTL is self-insured for damage or loss to the equipment it owns or leases, and for cargo losses.

         MTL employs a safety and insurance staff of in excess of 30 professionals. In addition, MTL employs specialists to perform compliance checks and conduct safety tests throughout MTL's operations. MTL conducts a number of safety programs designed to promote compliance with rules and regulations and to reduce accidents and cargo claims. These programs include training programs, driver recognition programs, an ongoing Substance Abuse Prevention Program, driver safety meetings, distribution of safety bulletins to drivers, and participation in national safety associations.

ENVIRONMENTAL MATTERS

         MTL's activities involve the handling, transportation, storage, and disposal of bulk liquid chemicals, many of which are classified as hazardous materials, hazardous substances, or hazardous wastes. The combined companies' tank wash and terminal operations engage in the storage or discharge of wastewater and stormwater that may contain hazardous substances, and from time to time MTL stores diesel fuel and other petroleum products at their terminals. As such, MTL is subject to environmental, health and safety laws and regulation by U.S. federal, state, local and Canadian government authorities. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. There can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs on MTL.

         MTL has environmental management programs that it carries out in conjunction with its safety program. Facility managers are responsible for environmental compliance, and for preparing semi-annual self-audit forms which are submitted to the Vice President, Safety, Health & Environmental Administration as well as to a regional environmental manager. The self-audits are required to address operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities, and wastewater management. MTL also contracts with an independent environmental consulting firm that conducts periodic, unscheduled, compliance assessments, which focus on conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. MTL's relationship to its affiliates could, under certain circumstances, result in MTL incurring liability for environmental contamination attributable to an affiliate's operations, although MTL has not incurred any such derivative liability in the past. MTL's environmental management program has recently been extended to its affiliates.

         MTL's wholly-owned subsidiary, EnviroPower, Inc., is staffed with environmental experts who manage MTL's environmental exposure relating to historical operations and develop policies and procedures, including periodic audits of MTL's terminals and tank cleaning facilities, in order to minimize the existence of circumstances that could lead to future environmental exposure. EnviroPower is also MTL's principal interface with the U.S. Environmental Protection Agency ("EPA") and various state environmental agencies.

         As a handler of hazardous substances, MTL is potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances either under CERCLA or comparable state laws. From time to time, MTL has incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at its facilities and, notwithstanding the existence of its environmental management program, MTL cannot assure that such obligations will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on MTL's financial condition or results of operations or its business reputation. As the result of environmental studies conducted at its facilities in conjunction with its environmental management program, MTL has identified environmental contamination at certain of such sites which will require remediation.

         MTL has also been named a "potentially responsible party," or has otherwise been alleged to have some level of responsibility, under CERCLA or similar state laws for cleanup of off-site locations at which MTL's waste, or material transported by MTL, has allegedly been disposed of. MTL has asserted defenses to such actions and has not incurred significant liability in the CERCLA cases settled to date. While MTL believes that it will not bear any material liability in any current or future CERCLA matters, there can be no assurance that MTL will not in the future incur material liability under CERCLA or similar laws. See "Risk Factors -- Transporting Hazardous Substances Could Create Environmental Liabilities" for a discussion of certain risks of MTL associated with transporting hazardous substances.

         CLC is currently solely responsible for remediation of the following two federal Superfund sites:

         Bridgeport, New Jersey. During 1991, CLC entered into a Consent Decree with the EPA filed in the U.S. District Court for the District of New Jersey, U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 91-2637 (JFG) (D.N.J.), with respect to its site located in Bridgeport, New Jersey, requiring CLC to remediate groundwater contamination. The Consent Decree required CLC to undertake Remedial Design and Remedial Action ("RD/RA") related to the groundwater operable unit of the cleanup.

         In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site at a cost estimated by the EPA to be approximately $7 million. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA's wetlands remedy. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. The trustees' have indicated that their demand for natural resources damages is due to wetlands damage, certain other conditions and oversight cost reimbursement. CLC is currently negotiating with the state and federal trustees to enter a consent decree that will resolve the natural resource damages claims. CLC has also entered an agreement in principle to reimburse EPA'S past costs in investigating and overseeing activities at the site over a three year period for which MTL has established reserves. In addition, the EPA has investigated contamination in site soils. No decision has been made as to the extent of soil remediation to be required, if any.

         CLC is in litigation with its insurers to recover its costs in connection with the environmental cleanup at the Bridgeport site. Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et at., Civil Action No. 89-1543 (SSB) (D.N.J.). On April 7, 1993, the U.S. District Court for the District of New Jersey entered a judgment requiring the insurers to reimburse CLC for substantially all past and future environmental cleanup costs at the Bridgeport site. The insurers appealed the judgment to the U.S. Court of Appeals for the Third Circuit, but before the appeal was decided CLC and its primary insurer settled all of CLC's claims, including claims asserted or to be asserted at other sites, for $11.5 million. This insurer dismissed its appeal, but the excess carriers did not. On June 20, 1996, the U.S. Court of Appeals affirmed the judgment against the excess insurance carriers, except for the allocation of liability among applicable policies, and remanded the case for an allocation of damage liability among the insurers and applicable policies on a several basis. In September 1997, the District Court issued an order allocating liability among applicable policies. An appeal from the allocation is currently pending before the Third Circuit. Since some of the CLC's insurance carriers are insolvent, allocation of the costs among the insurers will affect the amount of recovery CLC can expect to receive. CLC anticipates that it will recover the majority of the costs associated with remediation of the Bridgeport site, including attorneys fees and expenses, from its insurance carriers.

]
         West Caln Township, PA. The EPA has alleged that CLC disposed of Hazardous Materials at the William Dick Lagoons Superfund Site in West Caln, Pennsylvania. On October 10, 1995, CLC entered a Consent Decree with the EPA which required CLC to (1) pay the EPA for installation of an alternate water line to provide water to area residents;

(2)      perform an interim groundwater remedy at the site; and

(3) conduct soil remediation. U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 95-CV-4264 (RJB) (E.D. Pa.).

         CLC has paid all costs associated with installation of the waterline. CLC has completed a hydrogeologic study, and has commenced activities for construction of a groundwater treatment plant to pump and treat groundwater. The EPA anticipates that CLC will operate the plant for about five years, at which time the EPA will evaluate groundwater conditions and determine whether a final groundwater remedy is necessary. Field sampling for soil remediation recently commenced. The Consent Decree does not cover the final groundwater remedy or other site remedies or claims, if any, for natural resource damages.

         Other Environmental Matters. CLC has been named as PRP under CERCLA and similar state laws at approximately 40 former waste treatment and/or disposal sites including the Helen Kramer Landfill Site where CLC recently settled its liability. In general, CLC is among several PRP's named at these sites. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York and its former facility in Putnam County, West Virginia. As a result of its due diligence for the acquisition of CLC, MTL identified other owned or formerly owned properties that may require investigation and/or remediation. CLC's involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. MTL has established reserves to cover amounts associated with the Helen Kramer Landfill, CLC's facility at Tonawanda, New York and CLC's former facility in Putnam County, West Virginia.

REGULATION

         As a motor carrier, MTL is subject to regulation. There are additional regulations specifically relating to the tank truck industry including testing and specifications of equipment and product handling requirements. MTL may transport most types of freight to and from any point in the United States over any route selected by MTL. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes may include increasingly stringent environmental regulations or limits on vehicle weight and size. In addition, MTL's tank wash facilities are subject to stringent local, state and federal environmental regulations.

         The Federal Motor Carrier Act of 1980 served to increase competition among motor carriers and limit the level of regulation in the industry. The Federal Motor Carrier Act also enabled applicants to obtain Interstate Commerce Commission ("ICC") operating authority more readily and allowed interstate motor carriers such as MTL greater freedom to change their rates each year without ICC approval. The law also removed many route and commodity restrictions on the transportation of freight. A series of federal acts, including the Negotiated Rates Act of 1993, the Trucking Industry Regulatory Reform Act of 1994 and the ICC Termination Act of 1995, further reduced regulation applicable to interstate operations of motor carriers such as MTL, and resulted in transfer of interstate motor carrier registration responsibility to the Federal Highway Administration of DOT. On February 13, 1998, the Federal

Highway Administration published proposed new rules governing registration to operate by interstate motor carriers. That proposal may lead to revised procedures for motor carriers like MTL to register to conduct interstate motor carrier operations. The form of such revised procedures presently cannot be predicted by MTL. See "Risk Factors--Increasing Trucking Regulations May Increase Cost" for a discussion of the risks associated with increased regulations.

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. To a large degree, intrastate motor carrier operations are subject to safety and hazardous material transportation regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations mandate drug testing of drivers. To date, the DOT's national commercial driver's license and drug testing requirements have not adversely affected the availability to MTL of qualified drivers. Alcohol testing rules were adopted by the DOT in February 1994 and became effective in January 1995 for employers with 50 or more drivers. These rules require certain tests for alcohol levels in drivers and other safety personnel. MTL does not believe the rules will adversely affect the availability of qualified drivers.

         Title VI of The Federal Aviation Administration Authorization Act of 1994, which became effective on January 1, 1995, largely deregulated intrastate transportation by motor carriers. This Act generally prohibits individual states, political subdivisions thereof and combinations of states from regulating price, entry, routes or service levels of most motor carriers. However, the states retained the right to continue to require certification of carriers, based upon two primary fitness criteria--safety and insurance--and retained certain other limited regulatory rights. Prior to January 1, 1995, MTL held intra-state authority in several states. Since that date, MTL has either been "grandfathered in" or has obtained the necessary certification to continue to operate in those states. In states in which MTL was not previously authorized to operate, it has obtained certificates or permits allowing it to operate or is in the process of obtaining said certificates in order of importance to MTL.

         From time to time, various legislative proposals are introduced including proposals to increase federal, state, or local taxes, including taxes on motor fuels. MTL cannot predict whether, or in what form, any increase in such taxes applicable to MTL will be enacted.

SEASONALITY

         The business of MTL is subject to limited seasonality, with revenues generally declining slightly during winter months, namely the first and fourth fiscal quarters, and over holidays. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months. MTL's operating expenses also have been somewhat higher in the winter months, due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in colder months.

RECENT DEVELOPMENTS

         On March 4, 1999 MTL completed its exchange offer of $100,000,000 aggregate principal amount of its 10% Senior Subordinated Notes due 2006 and $40,000,000 aggregate principal amount of Floating Interest Rate Subordinated Term Securities due 2006 for an equal aggregate principal amount of its 10% Series B Senior Subordinated Notes due 2006 and its Series B Floating Interest Subordinated Term Securities due 2006.

         On February 2, 1999 MTL started the reorganization of its U.S. subsidiaries, wherein its two principal chemical hauling operations, Montgomery Tank Lines and Chemical Leaman Tank Lines, will be integrated into one entity named Quality Carriers, Inc.

ITEM 2.  PROPERTIES

         As of December 31, 1998 MTL's facilities were located in the following cities:

                         MTL OPERATED                                        AFFILIATE OPERATED
Albany, NY*           Fall River, MA       Palmer, MA               Akron, OH          Norfolk, VA
Ames, TX              Follansbee,WV        Pasadena, TX             Apex, NC           Owensboro, KY
Appleton, WI          Freeport, TX*(1)     Pedricktown, NJ          Atlanta, GA        Parker, PA
Atlanta, GA(1)*       Friendly, WV*        Philadelphia, PA         Augusta, GA        Pasadena, TX
Augusta, GA(1)*       Ft. Worth, TX*       Pittsburgh, PA           Austin, MN         Pearisburg, VA
Avenel, NJ            Gales Ferry, CT      Point Comfort, TX        Avondale, PA       Philadelphia, PA
Baltimore, MD*        Geismar, LA          Port Arthur, TX*         Barberton, OH      Pittsburgh, PA
Bangor, ME            Greensboro, NC*      Portland, OR             Baton Rouge, LA    Prairie Ville, LA
Baton Rouge, LA(1)    Greenup, KY          Proctor, WV*             Birmingham, AL     Roanoke, VA
Bayonne, NJ           Greer, SC            Rathway, NJ              Bradford, PA       Salisbury, NC
Beaumont, TX          Hagerstown, MD       Rock Hill, SC*           Branford, CT       Savannah, GA
BenSalem, PA          Hayward, CA(1)       Ross, OH*                Bristol, WI        St. Louis, MO
Bergen, NY            Hopewell, VA(1)      Saddle Brook, NJ         Calvert City, KY   Tampa, FL
Branford, CT*         Houston, TX(3)*      Savannah, GA(1)          Charleston, SC     Toledo, OH
Bridgeport, NJ*       Ironton, OH          Security, MD*            Chattanooga, TN    Triadelphia, PA
Bristol, PA*          Jessup, MD           South Gate, CA(1)        Cincinnati, OH     Tuscaloosa, AL
Brownsville, TX       Jonesboro, GA*       South Hampton, PA        Columbus, OH       Wallace, SC
Brunswick, GA         Kalamazoo, MI(1)*    South Pointe, OH         Detroit, MI        Wilmington, IL
Buffalo, NY*          Kelso, WA            Spartansburg, SC*        Dumfries, VA
Calvert City, KY      Lafayette, IN        St. Albans, WV           Elkridge, MD
Carpentersville, IL   Lake Charles, LA(1)  St. Louis, MO            Freeport, TX
Carteret, NJ          Lansing, MI          Summit, IL*              Garden City, GA
Castleton, VT         Laredo, TX           Syracuse, NY*            Gary, IN(1)
Channelview, TX       Lima, OH             Tonawanda, NY            Glenmoore, PA
Charleston, SC(1)*    Luling, LA           Tucker, GA               Grafton, VA
Charleston, WV*       Marcus Hook, PA      Waterford, NY            Greensboro, NC
Chattanooga, TN(3)*   Mechanicsburg, PA    Wilkes-Barre, PA*        Houston, TX
Chesnee, SC*          Memphis, TN(1)*      Williamsport, PA*        Inwood, WV
Chester, SC           Midland, MI*         Wilmington, NC*          Jacksonville, FL
Chicago, IL(2)*       Mobile, AL                                    Kansas City, KS
Claymont, DE          Morgantown, WV*      Canadian Provinces:      Lansing, IL
Columbus, GA          Mt. Holly, NC        -------------------      Leeds, SC
Columbus, OH(1)       Nazareth, PA*        Coteau-du-Lac, Quebec*   Louisville, KY(1)
Concord, NC*          Neville Island, PA   Montreal, Quebec(1)*     Mediapolis, IA
Conroe, TX            Newark, NJ(1)*       North Bay, Ontario       Memphis, TN
Decatur, AL           North Haven, CT      Oakville, Ontario*       New Castle, DE(1)
Detroit, MI*          Oshkosh, WI          Sarnia, Ontario          New Orleans, LA
East Rutherford, NJ*  Ozark, AK            Quebec City, Quebec      Niagara Falls, NY
                                           Ville Becancour, Quebec


------------
(1) Two terminals in this city.
(2) Four terminals in this city.
(3) Three terminals in this city.
 *  Indicates that the MTL operated terminal is owned by MTL.

         In August 1996, MTL entered into a modified affiliate relationship with Transportes Especializados Antonio de la Torre e Hijos, S.A. de C.V. and operates from its two terminals in Guadalajara and Mexico City, Mexico.

         In addition to the properties listed above, MTL also owns three facilities in the U.S., including: a 6-acre property in Macomb, Mississippi; an undeveloped, 3-acre lot in Ruskin, Florida; and a tank wash facility in Philadelphia.

         MTL's executive and administrative offices are located in Tampa, Florida. MTL's former facility, located in Plant City, Florida was sold by MTL to a former shareholder on December 15, 1998.


ITEM 3.  LEGAL PROCEEDINGS

         In addition to those items disclosed under "Business - Environmental Matters," MTL from time to time is involved in routine litigation incidental to the conduct of its business. MTL believes that no litigation pending against it, if adversely determined, would have a material adverse effect on its consolidated financial position or results of operations.

         On August 28, 1998, BMI Transportation, Inc., RBM Transport, Inc. RBM-Va. Transport, Inc. and Bulk Storage, Inc. filed suit against CLC in the United States Bankruptcy Court for the Southern District of New York. The plaintiffs allege that CLC owes them $1,104,671.00, plus interest, which represents the remainder of the $1,500,000.00 hold back of the purchase price CLC paid in connection with its acquisition of the majority of the assets of Fleet from the plaintiffs on June 28, 1996. This claim was settled for $850,000 in December 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MTL did not submit any matters to a vote of its security holders during the fourth quarter of the year covered by this report.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the common equity of MTL.


ITEM 6.  SELECTED FINANCIAL DATA

                  The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto of MTL included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The consolidated financial information set forth below for and as of each of the years in the five-year period ended December 31, 1998 has been derived from audited consolidated financial statements of MTL.

                                                                               YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------
                                                      1994           1995           1996           1997           1998
                                                    --------       --------       --------       --------       --------
                                                                               (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Operating revenues.........................         $168,290       $190,054       $235,599       $286,047       $397,738
                                                    --------       --------       --------       --------       --------
Costs and expenses:
Operating expenses, excluding
    depreciation and amortization..........          145,108        163,396        203,487        247,619        358,129
Option Expense.............................               --             --             --             --         14,678
Depreciation and amortization..............            8,213         10,156         13,892         17,335         31,043
Interest expense, net......................            4,172          3,468          3,494          3,175         19,791
Other expenses (income)....................              252           (176)          (214)            39           (164)
                                                    --------       --------       --------       --------       --------
Total costs and expenses...................          157,745        176,844        220,659        268,168        408,799
                                                    --------       --------       --------       --------       --------
Income (loss) before taxes.................           10,545         13,210         14,940         17,879        (11,061)
Provision (benefit) for income taxes.......            4,306          5,408          6,103          7,396         (4,047)
Minority Interest..........................                                                                          (74)
                                                    --------       --------       --------       --------       --------
Net income (loss) before
    extraordinary item.....................         $  6,239       $  7,802       $  8,837       $ 10,483       $ (7,088)
                                                    ========       ========       ========       ========       ========
OTHER DATA:
Net cash provided by used in
    operating activities...................        $  17,308       $ 18,090       $ 22,304       $ 33,832       $ 16,854
Net cash used in investing
    activities.............................          (21,395)       (30,089)       (21,780)       (31,690)      (289,533)
Net cash (used in) provided by
    financing activities...................            4,366         11,597           (135)        (1,503)       271,413
Ratio of earnings to fixed
    charges (1)............................              3.2x           4.4x           4.1x           4.8x            --
EBITDA (3)................................            23,182         26,658         32,112         38,428         39,609
EBITDA without option
    expense (2)............................           23,182         26,658         32,112         38,428         54,287
CAPITAL expenditures.......................           24,341         32,099         20,577         35,121         29,765
Number of terminals at end of period.......               59             66             70             80            194
Number of trailers operated at end
    of period..............................            2,869          3,190          3,728          4,148          8,003
Number of tractors operated at end
    of period..............................            1,196          1,305          1,649          1,915          3,679

CONSOLIDATED BALANCE SHEET DATA
    AT PERIOD END:
Total assets...............................         $126,219       $145,740       $173,604       $194,036       $583,246
Long-term obligations, including
    current portion........................           40,538         48,844         57,329         55,098        441,331
Stockholders' equity (deficit).............           52,247         60,058         68,913         79,532        (48,320)


-----------------

(1) For purposes of computing this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of the rent expense for operating leases, which management believes is a reasonable approximation of an interest factor. For the year ended December 31, 1998 earnings were insufficient to cover fixed charges by $11.1. Excluding the nonrecurring expense related to the vesting of MTL stock options of $14.7 million, the ratio would have been 1.17x for the year ended December 31, 1998.

(2) During the year ended December 31, 1998, MTL incurred a non-recurring expense related to the exercise of options of MTL stock in connection with the MTL Transactions. Excluding this expense, EBITDA would have been $54.3 million for the year ended December 31, 1998.

(3) EBITDA represents earnings before extraordinary items, net interest expense, income taxes, depreciation and amortization, minority interest expenses and other operating income (expense). EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on a basis of operating performance. EBITDA is not intended to present cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA does not necessarily represent cash flow available for discretionary use by management due to debt service requirements, functional requirements for capital replacement and expansion and other commitments and uncertainties. See the Consolidated Financial Statements and the related notes of MTL appearing elsewhere in this prospectus.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of MTL should be read in conjunction with MTL's consolidated financial statements and the related notes included elsewhere in this report.

OVERVIEW

         MTL's revenue is principally a function of the volume of shipments for the bulk chemical industry, MTL's market share as opposed to that of its competitors and the amount spent on tank truck transportation as opposed to other modes of transportation such as rail. The volume of shipments of chemical products are in turn affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions.

         The principal components of MTL's operating costs include purchased transportation, salaries, wages, benefits, annual tractor and trailer maintenance costs, insurance and fuel costs. MTL's use of affiliates and owner-operators provides a more flexible cost structure, increases MTL's asset utilization and increases return on invested capital.

         MTL has historically focused on maximizing cash flow and return on invested capital. MTL's affiliate program has greatly reduced the amount of capital needed for MTL to maintain and grow its terminal network. In addition, the extensive use of owner-operators reduces the amount of capital needed by MTL to build its fleet of tractors, which have shorter economic lives than trailers. These factors have allowed MTL to concentrate its capital spending on its trailer fleet where it can achieve superior returns on invested capital through MTL's transportation operations and leasing to third parties and affiliates.

         MTL also provides leasing, tank cleaning, logistics and intermodal services. Revenues from these supplementary services accounted for approximately 10.7% of MTL's revenues for the year ended December 31, 1998.

         MTL pursues a business strategy of growth through acquisitions. In 1996, MTL acquired all of the outstanding stock of Levy Transport Ltd., a Quebec-based tank truck carrier, for $5.1 million in cash plus the assumption of debt. Levy services the chemical, petroleum and glass industries with a fleet of over 400 tractors and trailers. MTL intends to continue providing these services and expand upon existing customer relationships by providing MTL's supplementary services as well as increasing the fleet size in these markets. Through its acquisition of CLC in August 1998, MTL was further able to expand its service capabilities and its geographic coverage.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

         Revenues for 1998 were $397.7 million, an increase of $111.7 million or 39.1%, over 1997 revenues. In 1998, transportation revenues accounted for approximately 89.3% of revenues while supplementary services including leasing, tank cleaning, logistics and intermodal services accounted for approximately 10.7% of total revenues. The primary reason for the increase in revenues is the inclusion of CLC since August 28, 1998. MTL attributes the balance of its additional increased revenue to sustained strength in chemical industry shipment volumes nationwide and continued implementation of both its affiliate and core carrier strategies.

         MTL operated 194 terminals at December 31, 1998 compared to 80 terminals at December 31, 1997. MTL approximately doubled the size of its fleet during this time period, increasing operated trailers from 4,148 to 8,003 and increasing operated tractors from 1,915 to 3,488. These increases are primarily attributable to the acquisition of CLC.

         Operating expenses, excluding depreciation and amortization totaled $358.1 million in 1998, an increase of $110.5 million, or 44.6%, from 1997. Operating expenses as a percentage of operating revenues increased from 92.6% for 1997, to 97.9% for 1998. This increase in operating expenses as a percentage of operating revenues was attributable to the $14.7 million pre-tax cost of payouts to the holders of stock options made in connection with the MTL Transactions and bonuses paid in connection with the CLC Transactions. The $109.5 million balance of increased operating expenses was due to the increased revenue as discussed above and the inclusion of CLC since August 28, 1998, which has historically operated at a higher operating expense ratio than MTL. Adjusted for the nonrecurring compensation paid to optionees and employees, total operating expense was $374.5 million or 94.2% in 1998. The adjusted operating ratio declined due to the acquisition of CLC which has historically had a higher operating expense ratio.

         Depreciation and amortization expense increased $13.7 million, or 79.1%, in 1998 from 1997 due to the assets acquired from CLC and increases in the number of terminals and MTL operated trailers and tractors.

         Net interest expense increased $16.6 million or 523.3%, in 1998 as a result of higher average outstanding debt balances during 1998 as compared with 1997. The additional debt was incurred in connection with both the MTL and CLC Transactions.

         An income tax benefit of $4.0 million was recorded in 1998, compared to income tax expense of $7.4 million recorded in the same period in 1997. This resulted from the pre-tax loss of $11.1 million in 1998 compared to pre-tax income of $17.9 million in 1997.

         MTL's net loss was $10.7 million, after extraordinary loss on early debt extinguishment in 1998 compared to net income of $10.5 million in 1997. This decrease of $21.2 million was attributable to the payout to the holders of stock options and bonuses discussed above and the additional interest expense associated with increased debt levels.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

         Revenues for 1997 were $286.0 million, an increase of $50.4 million, or 21.4%, over 1996 revenues. Transportation revenues increased $48.6 million, or 22.3%, due to strong internal growth and the impact of a full year of Levy's operating results. In 1997, transportation revenues accounted for approximately 93.1% of revenues while supplementary services including leasing, tank cleaning, logistics and intermodal accounted for approximately 6.9% of total revenues. Revenues from these supplementary services increased $1.9 million, or 10.6%, compared to 1996, primarily as a result of increased equipment rental income from both affiliates and MTL's customers.

         MTL operated 80 terminals at December 31, 1997 compared to 70 terminals at December 31, 1996. MTL also expanded the size of its fleet during this time period, increasing operated trailers from 3,728 to 4,148, or 11.3%, and increasing operated tractors from 1,649 to 1,915, or 16.1%.

         Operating expenses, excluding depreciation and amortization, totaled $247.6 million in 1997, an increase of $44.1 million, or 21.7%, from 1996. Operating expenses as a percentage of operating revenues increased from 86.4% in 1996 to 86.6% in 1997. This increase in operating expenses as a percentage of operating revenues was primarily attributable to increases in purchased transportation expenses, selling and administrative expenses and insurance and claims expenses, offset by decreases in compensation expense and fuel supplies and maintenance expenses. This is partially a result of a full year's impact of the acquisition of Levy, which had higher operating expenses as a percentage of operating revenues than MTL.

         Depreciation and amortization expense increased $3.4 million, or 24.8%, principally due to a higher amount of depreciable assets associated with increases in the number of terminals and MTL operated trailers and tractors.

         Interest expense decreased $0.3 million, or 9.1%, in 1997 as a result of lower average outstanding debt balances during 1997 as compared with 1996.

         An income tax provision of $7.4 million was recorded in 1997, which was higher than the income tax provision recorded in 1996 by $1.3 million, or 21.2%. The increase resulted from the increase in income before taxes.

         MTL's net income was $10.5 million in 1997 compared to net income of $8.8 million in 1996. This increase of $1.7 million, or 18.6%, was primarily attributable to the increase in revenues achieved without a proportionate increase in costs and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Through its subsidiaries, MTL's primary source of liquidity is cash flow from operations and availability under the new credit agreement. MTL generated $22.3 million, $33.8 million and $16.9 million from operating activities in 1996, 1997 and 1998, respectively. The decrease in cash provided by operating activities reflects the additional cash charges in 1998 relating to the MTL Transactions and the CLC Transactions.

         Capital expenditures totaled $20.6 million, $35.1 million and $29.8 million in 1996, 1997 and 1998, respectively. In the last three years, MTL has spent in excess of $50 million to purchase over 1,000 trailers for both replacement and to facilitate future growth. In addition, MTL has spent $35 million on tractors and other assets. There are no material commitments for capital expenditures as of December 31, 1998.

         Net cash used in investing activities in 1996, 1997 and 1998 was $21.8 million, $31.7 million and $289.5 million, respectively. The large increase in 1998 was the result of the CLC acquisition. Net cash used in financing activities in 1996 and 1997 showed net cash used of $0.1 million and $1.5 million, respectively. Net cash provided by financing activities in 1998 was $271.4 million. The large increase in 1998 was due to issuance of debt related to the MTL Transactions and the CLC Transactions.

         In June 1998, MTL underwent a recapitalization, which provided the necessary capital resources to support future growth opportunities. In August 1998, MTL completed the acquisition of CLC. After giving effect to the MTL Transactions and CLC Transactions, MTL is capitalized with $140.0 million principal amount of notes, a $360.0 million new credit agreement, $68.0 million in equity investments by Apollo and affiliates of two of the initial purchasers and members of management of MTL, and $31.9 million in preferred and common equity investments by certain of MTL's and CLC's shareholders, including Apollo. The notes are unsecured senior subordinated obligations of MTL, ranking subordinate in right of payment to all existing and future senior debt of MTL. Upon consummation of the CLC merger, CLC and its subsidiaries became guarantors of the notes and guarantors under the new credit agreement. The new credit agreement provides for a term-loan facility consisting of a $90.0 million Tranche A Term Loan maturing on June 9, 2004, a seven-year $105.0 million Tranche B Term Loan, an eight-year $90.0 million Tranche C Term Loan and a $75.0 million revolving credit facility available until June 9, 2004. As of December 31, 1998, MTL's long-term debt, including current maturities, was $441.3 million.

         MTL's primary cash needs consist of capital expenditures and debt service. MTL incurs capital expenditures for the purpose of maintaining its fleet of owned tractors and trailers, replacing older tractors and trailers, purchasing new tractors and trailers, and maintaining and improving infrastructure, including the integration of the information technology system.

         MTL and CLC have historically sought to acquire smaller local operators as part of their programs of strategic growth. Following the CLC merger, both companies continue to evaluate potential acquisitions in order to capitalize on the consolidation occurring in the industry and expect to fund such acquisitions from available sources of liquidity, including borrowings under the revolving credit facility.

         While uncertainties relating to environmental, labor and regulatory matters exist within the trucking industry, management is not aware of any trends or events likely to have a material effect on liquidity or the accompanying financial statements. MTL believes that after giving effect to the MTL Transactions and the CLC Transactions and the incurrence of indebtedness related thereto, based on current levels of operations and anticipated growth, on a consolidated basis, MTL's cash flow from operations, together with available sources of liquidity, including borrowings under the revolving credit facility, will be sufficient over the next several years to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the notes and obligations under the new credit agreement.

YEAR 2000

           Some of MTL's older computer programs and systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         MTL has developed a plan to ensure that its systems are compliant with the requirements to process transactions in the year 2000. Most of MTL's combined systems implementation effort is now directed toward the migration of the CLC billing, settlement and financial reporting systems from mainframe based systems which are not Year 2000 compliant. The target completion date for change over of the critical systems is September 30, 1999. The estimated cost of MTL's completed and remaining replacement and modification for the Year 2000 issue is not expected to be material to MTL's earnings or financial position. Due to cost considerations and MTL's belief that its critical systems will be compliant by the end of the Third quarter of 1999, MTL has determined not to develop or maintain a contingency plan.

           MTL has also done an assessment of its non-IT systems. MTL has determined that it currently owns approximately 300 Qualcom units, which are located in its trucks and deal with the communication to the trucks, which have embedded chips that are not Year 2000 compliant. These units are not an integral piece of the operation of MTL's business. These units have been earmarked to be replaced over the next year and MTL does not expect the costs of such units to be material. In addition to assessing its own Year 2000 compliance, MTL has had discussions with many of its major vendors and suppliers regarding their Year 2000 compliance. MTL has already received letters of compliance from many of its material partners and is in the process of collecting such letters from others.

           There can be no assurance that MTL's timetable will be met, that the programming changes required to accommodate current billing and driver settlement requirements will be completed in this time frame, or that such changes will not negatively impact MTL's ability to meet its customers or its drivers requirements or that MTL's failure to maintain a contingency plan will not have a material adverse effect on MTL.

FORWARD LOOKING STATEMENTS

           Some of the statements contained in this report discuss future expectations, contain projections or results of operation or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations. Future financial and operating results of MTL may fluctuate as a result of these and other risk factors as detailed from time to time in company filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives

         The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and foreign exchange rates. The instruments primarily used to mitigate these risks are interest rate swaps and foreign exchange contracts. All derivative instruments held by the Company are designated as hedges and accordingly, the gains and losses from changes in derivative fair values are deferred. Gains and losses upon settlement are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. The Company is exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions; and the risk of loss due to nonperformance is considered by management, to be minimal. The Company does not hold or issue interest rate swaps or foreign exchange contracts for trading purposes.

         The Company currently has approximately $340 million of variable interest debt. The Company has entered into interest rate swap agreements designated as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. At December 31, 1998, the Company had interest rate swaps with a notional amount of $100 million (none at December 31, 1997). The notional amounts do not represent a measure of exposure of the Company. The Company will pay the counterparties interest at a fixed rate ranging from 5.41% to 5.48%, and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at December 31, 1998 was 5.28%. These agreements mature and renew every three months and expire on September 2, 2001. A 10% fluctuation in interest rates would have a $1.9 million impact net of interest rate swap agreements, on future annual earnings.

         The Company has entered into short-term foreign currency agreements to exchange US dollars (US$1,300) for Canadian dollars (CN $2,004). The purpose of these agreements are to hedge against fluctuations in foreign currency exchange rates. The Company is required to make US dollar payments at fixed exchange rates ranging from 1.5398 to 1.545, and as such the market risk based upon a 10% fluctuation in the exchange rate is immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (a) Financial statements and exhibits filed under this item are listed in the index appearing in Item 14 of this report.

         (b) Quarterly financial information (in thousands except per share amounts).


                                                     1st Qtr                2nd Qtr                3rd Qtr                4th Qtr
                                                     -------                -------                -------                -------
1998

Operating revenues..............................     $72,379                $76,243               $106,843               $142,273
Operating income or (loss)......................       5,354                 (7,408)                 5,282                  5,338
Income or (loss) before taxes...................       4,593                 (9,936)                (1,302)                (4,416)
Net income or (loss) attributable to
  common stockholders...........................       2,709                 (6,416)                (3,397)                (3,642)
Diluted Net income or (loss) per common share...         .57                  (1.67)                  (.97)                 (1.82)

1997

Operating revenues..............................     $67,384                $71,805                $73,944                $72,914
Operating income................................       4,687                  5,516                  5,734                  5,156
Income before taxes.............................       3,960                  4,707                  4,943                  4,270
Net income attributable to common stockholders..       2,334                  2,755                  2,928                  2,466
Diluted Net income per common share.............         .50                    .59                    .62                    .52

1996

Operating revenues..............................     $51,020                $58,804                $62,987                $62,788
Operating income................................       4,162                  4,719                  5,102                  4,237
Income before taxes.............................       3,426                  3,903                  4,137                  3,474
Net income attributable to common stockholders..       2,036                  2,288                  2,445                  2,068
Diluted Net income per common share.............         .45                    .50                    .53                    .45


         Fluctuations in the second, third and fourth quarters of 1998 are primarily due to the MTL recapitalization on June 9, 1998 and acquisition of CLC on August 28, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding the directors and executive officers of MTL as of December 31, 1998:


  NAME                                                       AGE                        POSITION WITH MTL
--------------------------------------------------------     ---     ----------------------------------------------------

Charles J. O'Brien......................................     61      Director, Chairman of the Board, President and
                                                                     Chief Executive Officer

Richard J. Brandewie....................................     44      Director, Senior Vice President, Treasurer and Chief
                                                                     Financial Officer

Marvin E. Sexton........................................     54      Director, President of Montgomery Tank Lines

Joshua J. Harris........................................     34      Director

Michael D. Weiner.......................................     46      Director

Robert A. Katz..........................................     31      Director

Marc J. Rowan...........................................     35      Director

John H. Kissick.........................................     56      Director

Philip J. Ringo.........................................     56      Director


         The directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

         CHARLES J. O'BRIEN, JR. joined MTL in 1989 in connection with the acquisition of Quality-O'Boyle, Inc., at which time he was appointed as MTL's Chief Operating Officer and elected to the Board of Directors. Since 1991, he has served as MTL's President and Chief Executive Officer. On September 30, 1998, he was appointed as MTL's Chairman of the Board. Prior to joining MTL, he was a controlling shareholder of Quality-O'Boyle, Inc. from January 1977 to February 1989. Prior to his association with Quality-O'Boyle, Inc., he held various positions with Matlack Systems, Inc. from April 1962 through December 1976. He served as Matlack's Chief Executive Officer from 1969 to 1976 and served as a director of Rollins International, Inc., Matlack's parent company.

         RICHARD J. BRANDEWIE has been employed by MTL since June 1992 as Chief Financial Officer and Treasurer, and in 1996 he was appointed Senior Vice President of Finance. He served as a director of MTL from 1988 to 1992. Prior to joining MTL, he served as a General Partner of South Atlantic Venture Fund I & II, Limited Partnerships where he was employed from November 1985 through June 1992. From June 1980 through November 1985, he served concurrently as Vice President of Doan Resources Venture Fund and as General Partner of Michigan Investment Fund and MBW Venture Partners. Prior to his venture capital experience, he served as an accountant and financial analyst for the Ford Motor Company from 1977 to 1979. Mr. Brandewie became a director of MTL in June 1998.

         MARVIN E. SEXTON joined MTL in September 1996 as President of Montgomery Tank Lines, one of MTL's principal operating subsidiaries. Mr. Sexton joined MTL from BET plc., the former parent company of United Transport America, where he served as the Sector Director/Distribution North America. Mr. Sexton was formerly President of United Transport America. The United Transport group of companies includes: DSI Transport, Redwing Carriers and Ward Transport. He joined DSI Transport in 1974 and subsequently became its President and Chief Executive Officer in 1985. He currently serves as the Chairman of the Board of Directors of the National Tank Truck Carriers, Inc. and is a member of the Association of the Chemical Industry of Texas and the National Council of Physical Distribution. Mr. Sexton became a director of MTL in June 1998.

         JOSHUA J. HARRIS is a principal of Apollo and has served as a Vice President of Apollo Management and Apollo Advisors, LP, an affiliated investment manager ("Apollo Advisors"), since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Converse Inc., Florsheim Group Inc., NRT, Incorporated, SMT Health Services Inc., Breuners Home Furnishings Corporation and Alliance Imaging, Inc. Mr. Harris became a director of MTL in June 1998.

         MICHAEL D. WEINER is a principal of Apollo and has served as a Vice President and general counsel of Apollo Management and Apollo Advisors, since 1992. Prior to 1992, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius LLP, specializing in securities law, public and private financings, and corporate and commercial transactions. Mr. Weiner is also a director of Converse Inc., Alliance Imaging, Inc., NRT, Incorporated, Continental Graphics Holdings, Inc. and Florsheim Group Inc. Mr. Weiner became a director of MTL in June 1998.

         ROBERT A. KATZ is a principal of Apollo and has served as a Vice President of Apollo Management and Apollo Advisors since 1990. Prior to that time, Mr. Katz was associated with the Special Restructuring Group of Smith Barney Harris & Upham Inc. and was a member of the Mergers & Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Katz is also a director of Vail Resorts, Inc., Aris Industries, Inc. and Alliance Imaging, Inc. Mr. Katz became a director of MTL in June 1998.

         MARC J. ROWAN is a principal of Apollo and has served as a Vice President of Apollo Management and Apollo Advisors since 1990. From 1985 until 1990, Mr. Rowan was with Drexel

Burnham Lambert Incorporated, most recently as Vice President with responsibilities in high yield financing, transaction idea generation and merger structure and negotiation. Mr. Rowan is also a director of Vail Resorts, Inc. and NRT, Incorporated. Mr. Rowan became a director of MTL in June 1998.

         JOHN H. KISSICK is a principal of Apollo and has served as a Vice President of Apollo Management and Apollo Advisors since 1991. From 1990 to 1991, Mr. Kissick was a consultant with Kissick & Associates, an investment advisory firm. Prior to 1990, Mr. Kissick served as a Senior Executive Vice President of Drexel Burnham Lambert Incorporated, where he began work in 1975, heading its Corporate Finance and High Yield Bond Departments. Mr. Kissick is also a director of Mariner Post Acute Network, Inc., Continental Graphics Holdings Inc., Converse Inc. and Florsheim Group, Inc. Mr. Kissick became a director in June 1998.

         PHILIP J. RINGO joined MTL in 1998 following the CLC merger, at which time he was appointed as Chairman and Chief Executive Officer of CLC. On November 24, 1998, he was elected to the Board of Directors of MTL. Prior to joining MTL, from 1995 through August 28, 1998, he was the President and Chief Executive Officer of Chemical Leaman Tank Lines and a director of CLC. From 1992 through 1995, Mr. Ringo served as President of The Morgan Group, Inc. and Chief Executive Officer of Morgan Drive Away, Inc., Elkhart, Indiana. He has served as a director of Genessee and Wyoming Industries since 1978.


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid by MTL for services rendered during the year ended December 31, 1998, by the President and Chief Executive Officer, the Chairman of the Board and the Chief Financial Officer of MTL (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                                       LONG-TERM
                                                                                                      COMPENSATION

                                                                         ANNUAL                        SECURITIES        ALL
                                                                      COMPENSATION                     UNDERLYING       OTHER
NAME AND PRINCIPAL POSITION                               YEAR           SALARY            BONUS        OPTIONS        COMP.(2)
---------------------------                               ----         -----------         -----      ------------     --------
Charles J. O'Brien, Jr.
    President and Chief Executive Officer.............    1998          $201,119         $111,499         22,000       $726,964
                                                          1997           193,937           74,446             --          8,696
                                                          1996           188,262           71,362             --          9,913

Elton E. Babbitt (1)
    Chairman of the Board.............................    1998            10,873               --             --             --
                                                          1997           188,353           71,335             --          3,946
                                                          1996           182,885           71,093             --          4,112

Richard J. Brandewie
    Senior Vice President, Treasurer and Chief
    Financial Officer.................................    1998           178,555          116,002         22,000      3,903,829
                                                          1997           145,402           55,332             --          8,696
                                                          1996           122,489           44,187        100,000          9,913

Marvin E. Sexton
    President, Montgomery Tank Lines..................    1998           185,859          111,499         22,000      1,944,214
                                                          1997           133,904           58,500             --          8,696
                                                          1996                --               --        100,000             --

--------------

(1) Elton E. Babbitt retired as Chairman of the Board of MTL on September 30, 1998.

(2) Amount shown represents contributions by MTL to MTL's profit sharing plan on behalf of such officers and payments for cancellation of stock options in the MTL transaction.

         MTL maintains various employee benefit and compensation plans, including an incentive bonus plan and 401(k) savings plan.

DIRECTOR'S COMPENSATION

         Directors of MTL are not compensated for their service as directors.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information on options to purchase Company common stock granted in 1998 to the Named Executive Officers under the New Stock Option Plan.

                      OPTION SHARES IN LAST FISCAL YEAR(1)

                                                                           INDIVIDUAL GRANTS
                                       --------------------------------------------------------------------------------------
                                          NUMBER OF       % OF TOTAL OPTION     EXERCISE OR
                                         SECURITIES        SHARES GRANTED        BASE PRICE                        GRANT DATE
                                         UNDERLYING        TO EMPLOYEES IN          PER           EXPIRATION        PRESENT
NAME                                   OPTIONS GRANTED       FISCAL YEAR           SHARE             DATE            VALUE
----                                   ---------------    -----------------     -----------       ----------       ----------
Charles J. O'Brien, Jr............          22,000               10.48             $40.00           8/12/08         $323,620
Richard J. Brandewie..............          22,000               10.48              40.00           8/12/08          323,620
Marvin E. Sexton..................          22,000               10.48              40.00           8/12/08          323,620


---------------
(1) The Company's stock plan does not provide for stock appreciation rights. Accordingly, none were granted in 1998.

YEAR-END OPTION VALUES

         The following sets forth information concerning the value of stock options in 1998.

                                                                                                    VALUE OF UNEXERCISED
                                                              NUMBER OF UNEXERCISED                 IN-THE-MONEY OPTIONS
                                                               OPTIONS AT YEAR-END                       AT YEAR-END
NAME                                                      EXERCISABLE       UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
----                                                      -----------       -------------      -----------       -------------
Charles J. O'Brien, Jr.............................            0               $22,000              0                  0
Richard J. Brandewie...............................            0                22,000              0                  0
Marvin E. Sexton...................................            0                22,000              0                  0


EMPLOYMENT AND RELATED AGREEMENTS

         Employment Agreements. Montgomery Tank Lines, which, prior to the CLC Merger was the principal operating subsidiary of MTL, entered into employment agreements with the following executive officers: Charles J. O'Brien, Jr., Richard J. Brandewie and Marvin Sexton. Each employment agreement provides for a two-year term of service, with an automatic one-year extension on each June 9th, unless Montgomery Tank Lines or the executive officer gives notice that the term will not be so extended. The employment agreements provide to each of the executive officers an annual base salary of not less than $192,238.80 and permit each executive to earn an annual bonus of up to 42.0% of his annual base salary if certain performance standards are achieved, and an additional bonus of up to 18.0% of his annual base salary relating to extraordinary performance by MTL and such executive. Such bonus plan will be administered by MTL'S compensation committee.

         The employment agreements also provide for certain severance payments to be made if the employment of any of such executives is terminated without "cause" or if such executive resigns for a "good reason," such as after the occurrence of one of a number of specified changes in such executive's employment, including

         o a material diminution by Montgomery Tank Lines of the executive's duties and responsibilities,

         o a material breach by Montgomery Tank Lines of its compensation and benefit obligations, or

         o an involuntary relocation by more than 50 miles from Plant City, Florida.

Under such circumstances, such executive would be entitled to receive his base salary for the remainder of the term of his employment, a pro rated bonus and continued medical and other benefits. In addition, each of the employment agreements grants to each such executive options to purchase 22,000 shares of MTL common stock under the new stock option plan.

         Shareholders' Agreement. Elton E. Babbitt, Charles J. O'Brien, Jr., Richard J. Brandewie and Marvin E. Sexton have entered into a shareholders' agreement with Apollo governing certain aspects of the relationship among such shareholders and MTL. The shareholders' agreement contains, among other matters,

         (1) a provision restricting the rights of Elton E. Babbitt to transfer his shares of MTL common stock, subject to certain permitted or required transfers and a right of first refusal in favor of Apollo;

         (2) certain registration rights in the event MTL effects a registration of its securities;

         (3) certain preemptive rights with respect to the sale of MTL common stock and equity securities convertible into MTL common stock; and

         (4) certain rights of Charles J. O'Brien, Jr., if he is employed by MTL at the fourth anniversary of the Effective Time, to cause MTL to purchase from him such number of shares with a value equal to the implied value of his investment in MTL common stock at the Effective Time.

The shareholders' agreement became effective on June 9, 1998 and will terminate upon the earlier of

         (a)  the tenth anniversary thereof and

         (b) such time as MTL is a public company with equity securities listed on a national securities exchange or publicly traded in the over-the-counter market; provided, however, that certain transfer restrictions and registration rights will survive notwithstanding MTL being a public company.

         Pursuant to the shareholders' agreement, Apollo Management is entitled to a transaction fee of up to 1.0% of the value of each transaction entered into by MTL, as determined in the sole discretion of Apollo Management. Such fee is in addition to the management fees payable to Apollo Management as set forth in the management agreement between Apollo Management and MTL described below.

         Non-Competition Agreements. Each of Elton E. Babbitt and Gordon Babbitt, a shareholder holding an 8.25% interest in MTL, has entered into a non-competition agreement with MTL that contains, among other things, a covenant not to compete with MTL. Pursuant to such covenant, Elton E. Babbitt has agreed that he will not, for a period of five years from the Effective Time, engage in the bulk transportation services business or in any related business (the "BTS Business") within any geographic area in which any member of the MTL Group (as defined in the non-competition agreement) conducts its business. Ownership of up to 2.0% of a publicly traded enterprise engaged in a BTS Business, without otherwise participating in such enterprise, would not be a violation of such covenant not to compete. Gordon Babbitt has agreed that he will not, for a period of three years from June 9, 1998, engage in the for-hire, common carrier tank truck transportation business within the United States and Canada. Ownership of up to 2.0% of a publicly traded enterprise engaged in such business, without otherwise participating in such enterprise, would not be a violation of such covenant not to compete.

         In addition, Elton E. Babbitt and Gordon Babbitt have each agreed, for a period of five years from the Effective Time with respect to Elton E. Babbitt, and for a period of three years from the Effective Time with respect to Gordon Babbitt, not to request, induce, attempt to influence or have any other business contact with

         (1) any distributor or supplier of goods or services to any member of the MTL Group to curtail or cancel any business they may transact with any member of the MTL Group,

         (2) any customers of any member of the MTL Group that have done business with or potential customers which have been in contact with any member of the MTL Group to curtail or cancel any business they may transact with any member of the MTL Group,

         (3) any employee of any member of the MTL Group to terminate his employment with such member of the MTL Group or

         (4) any governmental entity or regulatory authority to terminate, revoke or materially and adversely alter or impair any license, authority or permit held, owned, used or reserved for the MTL Group.

         Management Agreement between Apollo Management and MTL. MTL and Apollo Management have entered into a management agreement whereby MTL appointed Apollo Management following the consummation of the merger to provide financial and strategic advice to MTL. Pursuant to the terms of the management agreement, Apollo Management has agreed at such time to provide financial and strategic services to MTL as reasonably requested by MTL's Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management received an initial fee of $2.0 million on June 9, 1998 and thereafter will receive an annual fee of $500,000 until termination of the management agreement. The management agreement may be terminated upon 30 days' written notice by Apollo Management or MTL to the other party thereto.

         Marvin Sexton Limited Recourse Secured Promissory Note and Pledge Agreement. In connection with the completion of the MTL Transactions, MTL made a limited recourse secured loan to Marvin Sexton in the amount of $400,000. The loan is secured by a pledge by Mr. Sexton of all of his MTL common stock and options to purchase MTL common stock. The principal amount of the loan is due on June 9, 2006, with mandatory pre-payments due upon, and to the extent of, the receipt of after-tax proceeds from the sale of Mr. Sexton's pledged securities.

         The foregoing discussion of employment and related agreements highlights the material terms of such agreements, but does not purport to be complete. Reference is made to all of the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the MTL common stock as of February 28, 1999, by each person known by MTL to be a beneficial owner of more than 5.0% of the outstanding MTL common stock, beneficial ownership of MTL common stock by each director and named executive officer and all directors and executive officers as a group:


                                                                                  SHARES OF               PERCENTAGE
NAME OF BENEFICIAL OWNER                                                        COMMON STOCK               OF CLASS
------------------------                                                        ------------              ----------
Elton E. Babbitt(1)...................................................              66,892                     3.3%
Richard J. Brandewie(1)...............................................              40,541                     2.0%
Charles J. O'Brien, Jr.(1)............................................              30,239                     1.5%
Marvin Sexton(1)......................................................              35,135                     1.8%
Joshua J. Harris(2)(3)................................................                  --                      --
Michael D. Weiner(2)(3)...............................................                  --                      --
Robert A. Katz(2)(3)..................................................                  --                      --
Marc J. Rowan(2)(3)...................................................                  --                      --
John H. Kissick(2)(3).................................................                  --                      --
Philip J. Ringo(1)....................................................               4,000                       *
All executive officers and directors as a group (10 persons)..........             176,807                     8.6%

Apollo Investment Fund III, L.P.(4)...................................           1,714,470                    85.7%
c/o Apollo Advisors II, L.P...........................................
Two Manhattanville Road
Purchase, New York 10577

------------

*   Less than 1.0%.
(1) The business address for Messrs. Babbitt, Brandewie, O'Brien and Sexton is MTL Inc., 3108 Central Drive, Plant City, FL 33567 and the business address for Mr. Ringo is Chemical Leaman Corporation, 102 Pickering Way, Exton, PA 19341-0200.
(2) The business address for Messrs. Harris, Weiner, Katz, Rowan and Kissick is Apollo Management, L.P., 1301 Avenue of the Americas, New York, NY 10019.
(3) Messrs. Harris, Weiner, Katz, Rowan and Kissick are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Harris, Weiner, Katz, Rowan and Kissick may be deemed to beneficially own shares owned by Apollo, each such person disclaims beneficial ownership of any such shares.
(4) Includes shares owned by Apollo Overseas Partners III, L.P., a Delaware limited partnership, and Apollo (U.K.) Partners III, L.P., a limited partnership organized under the laws of the United Kingdom.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 15, 1998, the Company sold its corporate headquarters and the adjoining trailer manufacturing facility to a former shareholder for approximately $.75 million. The Company purchased tank trailers for $5,138,000, $6,587,000 and $4,442,000 in 1996, 1997 and 1998, respectively, from a tank trailer manufacturing company owned by the former shareholder and has commitments to purchase additional tank trailers costing approximately $58,000 as of December 31, 1998. Also, the related company provided repair, maintenance, design, engineering, transloading, intermodal and other services to the Company totaling $572,000, $347,000 and $367,000 during the years ended December 31, 1996, 1997 and 1998, respectively.

         In addition to the purchase of trailers and repair work, MTL and the Related Corporation have engaged in various transactions involving tire purchases and facility rentals. Because of its ability to buy tires in volume, MTL included in its purchase orders tires on behalf of the Related Corporation. As a result of these transactions, during the year ended December 31, 1998, the amount owed to MTL by the Related Corporation ranged from a high of $82,600 in January to a low of $0 in November. At December 31, 1998, there was $55,000 owed to MTL by the Related Corporation. Upon consummation of the MTL Transactions, MTL became subject to limitations under the indenture with respect to these transactions.

         MTL and Apollo Management have entered into a management agreement whereby MTL retained Apollo Management to provide financial and strategic advice to MTL. Pursuant to the terms of the management agreement, Apollo Management has agreed at such time to provide financial and strategic services to MTL as reasonably requested by MTL's Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management received an initial fee of $2.0 million on June 9, 1998 and thereafter will receive an annual fee of $500,000 until termination of the management agreement. The management agreement may be terminated upon 30 days written notice by Apollo Management or MTL to the other party thereto. Under this agreement MTL recognized $294,000 in selling and administrative expense in 1998.

         For a description of certain management and other agreements in connection with the MTL Transactions and the CLC Transactions, see Item 11. Executive Compensation--Employment and Related Agreements.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  Financial Statements

         (b)  Financial Statements Schedules None

         (c)  Exhibits

                            MTL INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                       PAGE
                                                                                                                       ----
Report of Independent Certified Public
Accountants........................................................................................................     32
Report of Independent Certified Public Accountants.................................................................     33
Consolidated Balance Sheets as of December 31, 1997 and 1998.......................................................     34
Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998.........................     35
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997
   and 1998........................................................................................................     36
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.........................     37
Notes to Consolidated Financial Statements.........................................................................     38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of MTL Inc.:



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of MTL Inc., and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.





PRICEWATERHOUSECOOPERS LLP

Tampa, Florida,
March 19, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of MTL Inc.:

     We have audited the accompanying consolidated balance sheet of MTL Inc. (a Florida corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MTL Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                           ARTHUR ANDERSEN LLP


Tampa, Florida,
February 27, 1998 (except with respect to the matter discussed in Note 17, as to which the date is June 9, 1998.)

                            MTL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

                                                                      1997        1998
                                                                      -----       ----
                                          ASSETS
Current assets:
     Cash and cash equivalents ................................   $   1,377    $      85
     Restricted cash ..........................................          --       10,867
     Accounts receivable, net .................................      38,172       88,898
     Current maturities of other receivables ..................       1,163        1,260
     Notes receivable .........................................         547          784
     Inventories ..............................................         958        2,001
     Prepaid expenses .........................................       2,822        7,751
     Prepaid tires ............................................       4,324        7,364
     Income tax recoverable ...................................          --        4,940
     Deferred income taxes ....................................       2,686       11,559
     Other ....................................................         127        3,793
                                                                  ---------    ---------
          Total current assets ................................      52,176      139,302
Property and equipment, net ...................................     136,510      233,222
Other receivables, less current maturities ....................       1,987          885
Goodwill, net .................................................       2,003      137,352
Insurance and other environmental receivables .................          --       45,916
Deferred income taxes .........................................          --        7,869
Other assets ..................................................       1,360       18,700
                                                                  ---------    ---------
                                                                  $ 194,036    $ 583,246
                                                                  =========    =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of indebtedness .......................   $   2,307    $   3,461
     Accounts payable .........................................       4,389        7,643
     Affiliates and independent owner-operators payable .......       6,432        8,339
     Accrued expenses .........................................      15,718       67,469
     Income taxes payable .....................................         798        1,546
                                                                  ---------    ---------
          Total current liabilities ...........................      29,644       88,458
Long-Term indebtedness, less current maturities ...............      52,791      437,870
Accrued loss and damage claims ................................       5,065        3,290
Environmental liabilities .....................................          --       69,956
Other long-term liabilities ...................................          --        9,963
Deferred income taxes .........................................      27,004           --
                                                                  ---------    ---------
          Total liabilities ...................................     114,504      609,537
                                                                  ---------    ---------
Mandatorily redeemable common stock (30 shares) ...............          --        1,210
Mandatorily redeemable preferred stock ........................          --       15,994
Minority interest in subsidiary ...............................          --        4,825
Commitments and contingencies (Note 13)
Stockholders' equity:
     Common stock, $.01 par value; 15,000 shares authorized ...          45           20
     Additional paid-in capital ...............................      30,459      104,807
     Retained earnings ........................................      49,241       38,495
     Stock recapitalization ...................................          --     (189,589)
     Cumulative translation adjustment ........................        (213)        (655)
     Note receivable ..........................................          --       (1,398)
                                                                  ---------    ---------
          Total stockholders' equity (deficit) ................      79,532      (48,320)
                                                                  ---------    ---------
                                                                  $ 194,036    $ 583,246
                                                                  =========    =========




  The accompanying notes are an integral part of these consolidated statements.

                            MTL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN 000'S, EXCEPT PER SHARE DATA)

                                                                          1996         1997         1998
                                                                        -------       -------      ------
Operating revenues:
     Transportation .............................................      $ 217,812    $ 266,369    $ 355,022
     Other ......................................................         17,787       19,678       42,716
                                                                       ---------    ---------    ---------
          Total operating revenues ..............................        235,599      286,047      397,738
                                                                       ---------    ---------    ---------
Operating expenses:
     Purchased transportation ...................................        145,895      178,117      225,633
     Compensation ...............................................         26,201       31,566       54,678
     Option expense .............................................             --           --       14,678
     Fuel, supplies and maintenance .............................         17,957       20,392       35,908
     Depreciation and amortization ..............................         13,892       17,335       31,043
     Selling and administrative .................................          6,015        7,421       10,865
     Insurance and claims .......................................          4,366        6,455        7,185
     Taxes and licenses .........................................          1,655        1,900        3,437
     Communication and utilities ................................          1,378        1,805        4,758
     (Gain) loss on sale of property and equipment ..............             20          (37)         987
                                                                       ---------    ---------    ---------
          Total operating expenses ..............................        217,379      264,954      389,172
                                                                       ---------    ---------    ---------
          Net operating income ..................................         18,220       21,093        8,566
Interest (expense), net .........................................         (3,494)      (3,175)     (19,791)
Other income (expense) ..........................................            215          (39)         164
                                                                       ---------    ---------    ---------
          Income before provision for income taxes ..............         14,941       17,879      (11,061)
Benefit (provision) for income taxes ............................         (6,104)      (7,396)       4,047
Minority interest ...............................................             --           --          (74)
                                                                       ---------    ---------    ---------
Income (loss) before extraordinary item .........................          8,837       10,483       (7,088)
Extraordinary item, net of taxes of $1,643 ......................             --           --       (3,077)
                                                                       ---------    ---------    ---------
Net income (loss) ...............................................          8,837       10,483      (10,165)
Preferred stock dividends and accretions ........................             --           --         (581)
                                                                       ---------    ---------    ---------
Net income (loss) attributable to common stockholders ...........      $   8,837    $  10,483    ($ 10,746)
                                                                       =========    =========    =========
Per share data:
     Basic -
        Net income (loss) before extraordinary item .............      $    1.95    $    2.31    $   (2.41)
        Extraordinary item ......................................             --           --         (.97)
                                                                       ---------    ---------    ---------
        Net income (loss) attributable to common stockholders ...      $    1.95    $    2.31    $   (3.38)
                                                                       =========    =========    =========
     Diluted -
        Net income before extraordinary item ....................      $    1.92    $    2.23    $   (2.41)
            Extraordinary item ..................................             --           --         (.97)
                                                                       ---------    ---------    ---------
            Net income (loss) attributable to common stockholders      $    1.92    $    2.23    $   (3.38)
                                                                       =========    =========    =========
     Weighted average number of common shares--basic ............          4,521        4,536        3,178
     Weighted average number of common and common
        equivalent shares--diluted ..............................          4,600        4,711        3,178




  The accompanying notes are an integral part of these consolidated statements.

                            MTL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (IN 000'S)

                                                    ADDITIONAL              STOCK     CUMULATIVE      STOCK         TOTAL
                            COMPREHENSIVE  COMMON    PAID-IN   RETAINED   RECAPITAL-  TRANSLATION SUBSCRIPTION   STOCKHOLDERS'
                            INCOME (LOSS)   STOCK    CAPITAL   EARNINGS    IZATION    ADJUSTMENT    RECEIVABLE     EQUITY
BALANCE, December 31,
   1995 ...................                $  45    $ 30,092   $ 29,921          --        --            --        $  60,058
Issuance of common stock ..                   --          48         --          --        --            --               48
Net income ................   $  8,837        --          --      8,837          --        --            --            8,837
Translation adjustment ....        (29)       --          --         --          --     $ (29)           --              (29)
                              --------     -----    --------   --------   ---------     -----       -------        ---------
BALANCE, December 31,
   1996 ...................   $  8,808        45      30,140     38,758          --       (29)           --           68,914
                              ========
Issuance of common stock ..                   --         319         --          --        --            --              319
Net income ................   $ 10,483        --          --     10,483          --        --            --           10,483
Translation adjustment.....       (184)       --          --         --          --      (184)           --             (184)
                              --------     -----    --------   --------   ---------     -----       -------        ---------
BALANCE, December 31,
   1997 ...................   $ 10,299        45      30,459     49,241          --      (213)           --           79,532
                              ========
Recapitalization of
common stock ..............                  (28)     62,333         --   $(188,379)       --       $(1,398)        (127,472)
Mandatorily redeemable
Common stock ..............                   --          --         --      (1,210)       --            --           (1,210)
Issuance of common stock ..                    3      12,015         --          --        --            --           12,018
Net (loss) ................   $(10,165)       --          --    (10,165)         --        --            --          (10,165)
Preferred stock dividend ..                   --          --       (581)         --        --            --             (581)
Translation adjustment ....       (442)       --          --         --          --      (442)           --             (442)
                              --------     -----    --------   --------   ---------     -----       -------        ---------
BALANCE, December 31,
   1998 ...................   $(10,607)    $  20    $104,807   $ 38,495   $(189,589)    $(655)      $(1,398)       $ (48,320)
                              ========     =====    ========   ========   =========     =====       =======        =========




  The accompanying notes are an integral part of these consolidated statements.

                            MTL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                                                                                               1996       1997          1998
                                                                                              -------   --------     ---------
Cash flows from operating activities:
    Net income (loss)..................................................................       $ 8,837    $ 10,483    $ (10,165)
    Adjustments to reconcile to net cash and cash equivalents provided by operating
      Activities--
        Deferred income taxes..........................................................         3,322       3,388       (5,230)
        Depreciation and amortization..................................................        13,892      17,335       31,043
        Extraordinary item, net of taxes...............................................           ---         ---        3,077
        Equity in income from investments..............................................          (138)        (49)          (5)
        (Gain) loss on sale of property and equipment..................................            20         (37)         987
        Minority interest..............................................................           ---         ---           74
    Changes in assets and liabilities--
        (Increase) decrease in accounts and notes receivable...........................        (4,629)     (6,038)       2,930
        Increase in inventories........................................................          (211)        (93)         (43)
        Decrease (increase) in prepaid expenses........................................        (1,386)        550       (1,951)
        Increase in prepaid tires......................................................          (250)       (377)        (123)
        (Increase) decrease in other assets............................................          (399)        311      (16,937)
        Increase in accounts payable and accrued expenses..............................           314       4,799        6,251
        Increase (decrease) in affiliates and independent owner-operators payable......         1,500       1,331       (1,092)
        Increase in accrued loss and damage claims.....................................           845       1,644        7,290
        Increase in current income taxes...............................................           587         585          748
                                                                                              -------     -------    ---------
            Net cash and cash equivalents provided by operating activities.............        22,304      33,832       16,854
                                                                                              -------     -------    ---------
Cash flows from investing activities:
    Capital expenditures...............................................................       (20,577)    (35,121)     (29,765)
    Acquisition of businesses, net of cash received....................................        (4,725)        ---     (264,016)
    Payments received on other receivables.............................................         1,026       1,197         (258)
    Repayment of loan to barge tank operation..........................................           263          93          ---
    Proceeds from sales of property and equipment......................................         2,233       2,141        4,506
                                                                                              -------     -------    ---------
            Net cash and cash equivalents used in investing activities.................       (21,780)    (31,690)    (289,533)
                                                                                              -------     -------    ---------
Cash flows from financing activities:
    Proceeds from sale of lease receivables............................................         1,181          ---         ---
    Proceeds from issuance of long-term debt and capital lease obligations.............        35,044        4,345     442,807
    Principal payments on long-term debt and capital lease obligations.................       (36,408)      (6,168)    (57,177)
    Issuance of common stock...........................................................            48          320      74,323
    Recapitalization expenditures, net.................................................           ---          ---    (188,379)
    Distribution to minority interest..................................................           ---                     (161)
                                                                                              -------     --------   ---------
            Net cash and cash equivalents provided by (used in) financing activities...          (135)      (1,503)    271,413
                                                                                              -------     --------   ---------
Net (decrease) increase in cash and cash equivalents...................................           389          639      (1,266)
Translation adjustment.................................................................           (16)          43         (26)
Cash and cash equivalents, beginning of year...........................................           322          695       1,377
                                                                                              -------     --------   ---------
Cash and cash equivalents, end of year.................................................       $   695     $  1,377   $      85
                                                                                              =======     ========   =========
Supplemental disclosures of cash flow information:
    Cash paid during the year for--
        Interest.......................................................................       $ 3,912     $  4,043   $  24,600
        Income taxes...................................................................       $ 2,308     $  3,249   $   2,056
Supplemental disclosures of noncash investing and financing activities:
    Note payable issued for purchase of Levy Transport, Ltd............................       $   366     $    ---   $     ---
    Receivable from tractors and trailors leased under a capital lease.................       $ 1,807     $    ---   $     ---
    Tractors and trailors acquired by capital lease....................................       $   ---     $    369   $     ---
    Preferred shares issued in connection with acquisition.............................       $   ---     $    ---   $  15,500
    Accretion of dividends on preferred stock..........................................       $   ---     $    ---   $     581




  The accompanying notes are an integral part of these consolidated statements.

                            MTL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                        (IN 000'S, EXCEPT PER SHARE DATA)

1--BUSINESS ORGANIZATION:

     Nature of Operations

     MTL Inc. and subsidiaries (the "Company") is engaged primarily in truckload transportation of bulk liquids in North America. The Company conducts a portion of its business through a network of affiliates and independent owner-operators. Affiliates are independent corporations, which enter into renewable one-year contracts with the Company. Affiliates are responsible for paying for their own equipment (including debt service), fuel and other operating costs. Independent owner-operators are independent contractors, which, through a contract with the Company, supply one or more tractors and drivers for the Company's use. Contracts with independent owner-operators may be terminated by either party on short notice. The Company also charges affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and independent owner-operators are generally paid 85 percent and 63 percent, respectively, of the revenues generated for each load hauled.

     Recapitalization

     On June 9, 1998, the Company completed a recapitalization with Sombrero Acquisition Corporation ("Sombrero"), an affiliate of Apollo Management, L.P. ("Apollo"), pursuant to which Sombrero merged with and into the Company. According to the terms of the merger agreement, the stockholders of the Company (other than certain management shareholders) received $40.00 per share in cash. As a result of the recapitalization, Apollo (through three affiliated limited partnerships) controls approximately 85% of the common stock outstanding.

     The transaction was accounted for as a leveraged recapitalization. Recapitalization expenditures charged to equity were $189.6 million. $140.0 million of senior subordinated debt was used to finance the acquisition along with $60.0 million of senior secured bank debt.

      The following table is intended to show the sources and uses of funds for the recapitalization (dollars in table in millions):

 SOURCES OF FUNDS:
     Revolving Credit Facility (Sublimit)..............................................................      $ 10.0
     Term Loan Facility................................................................................        50.0
     Notes.............................................................................................       140.0
     Equity Investment.................................................................................        68.0(a)
                                                                                                             ------
     Total Sources.....................................................................................      $268.0
                                                                                                             ======
 USES OF FUNDS:
     Payment of consideration in the merger............................................................      $195.0(a)
     Repayment of long term debt, net..................................................................        54.3(b)
     Fees and expenses.................................................................................        18.7
                                                                                                             ------
     Total Uses........................................................................................      $268.0
                                                                                                             ======

(a) Includes $5.7 million implied value of 142 shares of common stock at $40 per share retained by management.
(b) Represents the repayment of $55.8 million of long term debt, net of available cash of $1.5 million.

     Chemical Leaman Corporation Acquisition

     On August 28, 1998, the Company completed its agreement and plan of merger with Chemical Leaman Corporation ("CLC") and the shareholders of CLC in a transaction accounted for as a purchase.

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA

      The following table is intended to show the sources and uses of funds for the acquisition of CLC and the related transactions (dollars in table in millions):

  SOURCES OF FUNDS:
     Incremental Term Loans............................................................................     $235.0
     Preferred Equity..................................................................................       19.9
     Common Equity.....................................................................................       12.0
                                                                                                            ------
     Total Sources.....................................................................................     $266.9
                                                                                                            ======
USES OF FUNDS:
     Payment of consideration in the transactions relating to the acquisition
        of CLC.........................................................................................     $ 69.8
     Transaction Bonuses/Payments......................................................................        1.9
     Management Loans..................................................................................        1.1
     MTL Preferred Stock to CLC Shareholders...........................................................        5.0
     CLC Preferred Stock Retained......................................................................        4.4
     CLC Debt Refinancing (including Tender Offer).....................................................      170.7
     Fees and expenses.................................................................................       14.0
                                                                                                            ------
     Total Uses........................................................................................     $266.9
                                                                                                            ======

Approximately $136 million of the purchase price has been allocated to goodwill which is being amortized over a period of 40 years. While the allocation of the purchase price is not finalized due to the existence of certain contingencies at the effective date of the acquisition of CLC, management feels the final allocation will not differ materially from the allocation at December 31, 1998. Included in the accompanying financial statements are approximately $10.9 million of accrued purchase price and approximately $5 million of outstanding redeemable preferred stock which are subject to finalization based upon the outcome of certain environmental and other indemnifications. See Note 16 for subsequent event related to final settlement of indemnifications.

     In connection with the acquisition, $4.4 million of CLC preferred stock remained outstanding, and certain employees of Leaman Logistics acquired 5% of the equity (valued at approximately $.4 million) of Leaman Logistics through a rollover of CLC common stock held by certain CLC shareholders. These amounts have been reflected in the accompanying financial statements as minority interest in subsidiaries.

     The Company has formulated a preliminary plan of integration including termination and relocation of certain personnel of CLC. The preliminary plan was prepared from an assessment performed by function and includes all regional and national administration and operational departments. Management has begun to implement the preliminary plan and expects to finalize and communicate plans to all affected employees within one year of the consummation of the acquisition. Some uncertainties exist which may change the plan during the initial implementation, although management does not believe the final costs will differ materially from the reserve estimate at December 31, 1998. Management also expects to substantially complete the integration by the end of 1999.

     Giving effect to the acquisition between the Company and CLC as if CLC had been acquired January 1, 1997, presented pro forma revenues for the years ended December 31, 1997 and 1998 were $606.1 million and $620.2 million, respectively. Pro forma net losses before extraordinary items for the years ended December 31, 1997 and 1998 were ($10.4 million) and ($14.2 million), respectively. Pro forma basic and diluted loss per common share were ($4.50) and ($6.01) for the years ended December 31, 1997 and 1998, respectively.

     Purchase of Levy Transport, Ltd.

     On June 11, 1996, the Company acquired all the outstanding stock of Levy Transport, Ltd. (Levy), a Quebec-based tank truck carrier servicing the chemical, petroleum and glass industries, from Les Placements Marlin, Ltd for $5,148. The purchase price was determined based upon the fair market value of the net assets acquired. The transaction was accounted for as a purchase effective May 1, 1996, the date when control of Levy was transferred to the Company. Goodwill in the amount of $1,616 was recorded as a result of the acquisition. The Company is amortizing the goodwill over 15 years on a straight-line basis.

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA

2--SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

     The consolidated financial statements include the accounts of MTL Inc. and its subsidiaries, Montgomery Tank Lines, Quality Carriers, Levy Transport, CLC Chemical Leaman Holding, Lake Shore Leasing, MTL of Nevada, MTL Investments, Inc., Mexico Investments, Inc., Transplastics, Inc., Core Logistics, Enviro Power, Power Purchasing, Chemical Leaman Tank Lines, Fleet Transport, Quala Systems, Leaman Logistics, American Trans Insurance, CSI Services, Chemical Properties, Inc., Capacity Management, Pickering Way Funding and CLT Services. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest reflects outstanding preferred stock of Chemical Leaman and common stock of Leaman Logistics.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     Restricted Cash

     Included in restricted cash is approximately $10.9 million of amounts held on deposit relating to the purchase price of CLC. See Note 1 for description of contingent purchase price.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of tires, parts, materials and supplies for servicing the Company's revenue equipment.

     Prepaid Tires

     The cost of tires purchased with new equipment, as well as replacement tires, are accounted for as prepaid tires and amortized on a straight-line basis over their estimated useful lives, which approximates one year.

     Property and Equipment

     Property and equipment are stated at cost. Tractors and trailers under capital leases are stated at the present value of the minimum lease payments at the inception of the lease. Depreciation, including amortization of tractors and trailors under capital leases, is computed on a straight-line basis over the estimated useful lives of the assets or the lease terms, whichever is shorter. The estimated useful lives are 10-25 years for buildings and improvements, 5-15 years for tractors and trailers, 7 years for terminal equipment, 3-5 years for furniture and fixtures, and 5-10 years for other equipment. Maintenance and repairs are charged to operating expense when incurred. Major improvements which extend the lives of the assets are capitalized. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in operating expenses.

     Goodwill

     Goodwill represents the excess of cost over the fair value of tangible net assets acquired and is being amortized on a straight-line basis over its estimated useful life which ranges from 15 to 40 years. Accumulated amortization was $419 and $1,478 at December 31, 1997 and 1998, respectively.

     Other Assets

     Other assets consist primarily of an investment in a barge tank operation and deferred loan costs. The Company is a one-third partner in the barge tank operation, and one of the other partners is a former shareholder of the Company. The partnership was organized to transport bulk liquids by barge tank from Florida to Puerto Rico. The Company's investment in the partnership is accounted for using the equity method. The Company's investment, including loans made (net of loan repayments) to the partnership, was $475 and $538 as of December 31, 1997 and 1998, respectively.

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA

     Deferred loan costs of approximately $10,000 at December 31, 1998 (approximately $398 at December 31, 1997) are being amortized over two to seven years, the estimated lives of the related long-term debt.

     Impairment of Long-Lived Assets

     At each balance sheet date, the Company evaluates the realizability of long-lived assets based upon expectations of non-discounted cash flows and operating income. Based on the most recent analysis, the Company believes no material impairment exists at December 31, 1998.

     Accrued Loss and Damage Claims

     Effective September 1998, MTL maintains liability insurance for bodily injury and property damage in the amount of $100.0 million per incident, having no deductible. There is no aggregate limit on this coverage. MTL currently maintains first dollar workers' compensation insurance coverage. MTL is self-insured for damage or loss to the equipment it owns or leases, and for cargo losses.

     Prior to September 1998, the Company retained liability up to $75 per health claim and is self-insured for cargo claims. For automotive liability, the Company had deductibles ranging from $150 to $500 per occurrence. Prior to September 1994, the Company retained liability for workers' compensation of up to $250 per occurrence. Subsequent to this date, all workers' compensation claims are fully insured. The Company has accrued for the estimated cost of open claims based upon losses and claims reported and an estimate of losses incurred but not reported.

     The Company transports chemicals and hazardous materials and operates tank wash facilities. As such, the Company's operations are subject to various environmental laws and regulations. The Company has been involved in various litigation and environmental matters arising from these operations. Reserves have been recognized for probable losses which can be estimated. Recoverable environmental costs consist principally of recoverable costs under various insurance policies related to environmental matters at the Bridgeport Site (see
Note 13).

     Derivatives

     The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and foreign exchange rates. The instruments primarily used are interest rate swaps and foreign exchange contracts. All derivative instruments held by the Company are designated as hedges and accordingly, the gains and losses from changes in derivative fair values are deferred. Gains and losses upon settlement are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. The Company is exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions; and the risk of loss due to nonperformance is considered by management, to be minimal. The Company does not hold or issue interest rate swaps or foreign exchange contracts for trading purposes.

     The Company has entered into interest rate swap agreements designated as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. At December 31, 1998, the Company had interest rate swaps with a notional amount of $100 million (none at December 31, 1997). The notional amounts do not represent a measure of exposure of the Company. The Company will pay the counterparties interest at a fixed rates ranging from 5.41% to 5.48%, and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at December 31, 1998 was 5.28%. These agreements mature and renew every three months and expire on September 2, 2001.

     The Company has entered into short-term foreign currency agreements to exchange US dollars (US$1,300) for Canadian dollars (CN $2,004). The purpose of these agreements are to hedge against fluctuations in foreign currency exchange rates. The Company is required to make US dollar payments at fixed exchange rates ranging from 1.5398 to 1.545.

     The Financial Accounting Standards Board ("FASB") issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year beginning December 31, 1999. This Statement requires that derivative instruments be recognized as assets or liabilities and measured at fair value. The Company does not anticipate a material effect upon adoption of this standard.

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


     Fair Value of Financial Instruments

     The carrying amounts reported in the accompanying balance sheets for cash, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

     The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The book value of the Company's debt approximates fair market value. The fair value of derivative financial instruments at December 31, 1998 results in a liability of 946.

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

     Income Taxes

     The Company follows the income tax policy provided by Statement of financial Accounting Standards No. 109, "Accounting for Income Taxes." This Statement provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. These differences result from items reported differently for financial reporting and income tax purposes, primarily depreciation and accruals.

     Earnings Per Share

     The reconciliation of basic EPS and diluted EPS is as follows:

                                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                                        1996          1997          1998
                                                                                       ------        ------        ------
Basic weighted average number of common shares......................................    4,521         4,536         3,178
Diluted effect of options outstanding...............................................       79           175            --
                                                                                        -----         -----         -----
Diluted weighted average number of common and common equivalent shares..............    4,600         4,711         3,178
                                                                                        =====         =====         =====


3--ACCOUNTS RECEIVABLE:

     Accounts receivable consisted of the following at December 31:

                                                                                             1997         1998
                                                                                            -------      -------
     Trade accounts receivable......................................................        $35,538      $85,518
     Affiliate and independent owner-operator receivables...........................          2,963        3,164
     Employee receivables...........................................................            128          309

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


     Other receivables..............................................................          1,523        3,842
                                                                                            ---------    -------
          Total receivables.........................................................         40,152       92,833
     Less--Allowance for doubtful accounts...........................................        (1,980)      (3,935)
                                                                                            -------      -------
          Accounts receivable, net..................................................        $38,172      $88,898
                                                                                            =======      =======

     The activity in the allowance for doubtful accounts for each of the three years in the period ended December 31, 1998, is as follows:

                                                                                  1996        1997       1998
                                                                                 ------      ------     ------
     Balance, beginning of period.........................................       $1,019      $1,397     $1,980
     Additions charged to operating expenses..............................          475       1,146      2,047
     Write-off of bad debts...............................................          (97)       (563)       (92)
                                                                                 ------      ------     ------
     Balance, end of period...............................................       $1,397      $1,980     $3,935
                                                                                 ======      ======     ======


     As of December 31, 1998, approximately 85 percent and 15 percent of trade accounts receivable were due from companies in the chemical and bulk food products industries, respectively. No single customer accounted for over 5.1 percent of the Company's operating revenues. Included in accounts and notes receivable are $40 of receivables as of December 31, 1997 and 1998, which are due from other companies owned by former shareholders.

4--OTHER RECEIVABLES:

     Other receivables include the minimum lease payments due to the Company from third parties for tractors and trailers leased under capital leases.

     Future minimum lease payments are as follows:

     YEAR ENDING DECEMBER 31,
     ------------------------
          1999...................................................................................       $ 1,402
          2000...................................................................................           916
                                                                                                        -------
          Total minimum lease payments...........................................................         2,318
          Less -- Unearned financing income......................................................          (173)
                                                                                                        -------
          Present value of minimum capital lease payments........................................         2,145
          Less -- Current maturities of other receivables........................................        (1,260)
                                                                                                        -------
          Other receivables, less current maturities.............................................       $   885
                                                                                                        =======


5--FIXED ASSETS:

     Property and equipment consisted of the following at December 31:

                                                                                      1997         1998
                                                                                    --------     --------
      Land and improvements ..........................................              $  4,809     $  9,159
      Buildings and improvements .....................................                12,458       14,556
      Revenue equipment ..............................................               182,407      246,438
      Other equipment ................................................                11,856       57,343
      Accumulated depreciation .......................................               (75,020)     (94,274)
                                                                                    --------     --------
      Property and equipment, net ....................................              $136,510     $233,222
                                                                                    ========     ========

     Depreciation expense was $13,578, $17,095 and $29,565 for the periods ending December 31, 1996, 1997 and 1998, respectively. During 1998, the Company agreed to sell a warehouse facility for approximately $1.4 million, which resulted in a loss of approximately $1 million.

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA

     The capitalized cost of equipment under capital leases, which is included in tractors and trailors in the accompanying consolidated balance sheets, was as follows at December 31:

                                                                                           1997        1998
                                                                                          ------      ------
     Tractors and trailers..........................................................      $1,674       $377
     Less--Accumulated amortization.................................................        (657)      (108)
                                                                                          ------       ----
                                                                                          $1,017       $269
                                                                                          ======       ====


6--ACCRUED EXPENSES:

     Accrued expenses include the following at December 31:

                                                                                          1997        1998
                                                                                         ------      ------
      Outstanding checks...........................................................     $    --     $ 6,904
      Loss and damage claims ......................................................       3,757      10,362
      Environmental liabilities ...................................................       1,149         999
      Severance, relocation and integration .......................................          --      15,687
      Salary, wage and benefits....................................................       2,040       5,552
      Contingent CLC purchase price (Note 1) ......................................          --      10,867
      Other .......................................................................       8,772      17,098
                                                                                        -------     -------
                                                                                        $15,718     $67,469
                                                                                        =======     =======

     In connection with the acquisition of CLC, $17.5 million of restructuring related costs were recorded as part of purchase accounting. These costs included, $14.0 million of severance, bonuses and other termination-related costs to be incurred in connection with identified staff reductions, $.5 million costs in connection with the disposition (closure) of certain facilities and $3.0 million of other costs. The Company's plan calls for the payment of substantially all these costs within one year of the acquisition.

7--LONG-TERM INDEBTEDNESS:

     Long-term debt consisted of the following at December 31:

                                                                                           1997        1998
                                                                                          ------      ------
Unsecured notes payable with a fixed interest rate of 6.97%.
   Interest is payable semi-annually and seven equal principal payments are to be
   Made annually beginning January 2000.................................................  $25,000         --

Unsecured notes payable under a $50,000 revolving line of credit with
   Interest rates of LIBOR plus an incremental percentage based on the ratio of
   Funded debt to earnings before interest, income taxes, depreciation and amortization. Interest is payable at varying dates, and all outstanding principal is due May 31, 2000, subject to renewal. Letters of credit of $325 were issued as of December 31, 1997, and reduced the borrowings available.
   Additional advances of $33,694 were available and unused at December 31, 1997........   15,981         --

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA

Unsecured notes payable under a $16,429 revolving line of credit with interest rates based on the ratio of funded debt to earnings before interest, income taxes, depreciation and amortization and Canadian lender's prime (6% at
   December 31, 1997). Interest is payable at varying dates, and all outstanding principal is due May 31, 2000, subject to renewal.  Additional advances of
   $5,942 were available and unused at December 31, 1997.....................................          10,486              --

6.5% to 11.65% fixed rate notes payable, due in varying monthly installments
   with maturity dates through 1999, secured by tractors and trailers........................           2,492              --

5% unsecured note payable to employee, due in annual installments of $70 through 2001........             280        $    196

Capitalized equipment leases, interest rates ranging from 6.75% to 11.65%....................             859           1,140

Series B senior subordinated notes, principal due in 2006, interest payable semi-annually at
   10% per annum.............................................................................              --         100,000

Series B floating interest rate subordinated term notes, principal due in 2006, interest
   payable semi-annually at LIBOR plus 4.81%.................................................              --          40,000

Tranche A term loan, principal of $225 due quarterly with the balance due in 2004............              --          89,550

Tranche B term loan, principal of $263 due quarterly with the balance due in 2005............              --         104,475

Tranche C term loan, principal of $225 due quarterly with the balance due in 2006............              --          89,550

Revolving credit facility....................................................................                          16,420

Less--Current maturities of long-term debt...................................................          (2,307)         (3,461)
                                                                                                     --------        --------

Long-term debt, less current maturities......................................................        $ 52,791        $437,870
                                                                                                     ========        ========


     Series B Notes

         The Series B Notes are guaranteed on a senior subordinated basis by all of the Company's direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. MTL is obligated to pay additional interest in the amount of .25% per annum on the notes if the Notes are not registered with the Securities and Exchange Commission (SEC) within 210 days after the date of the private offering. If MTL does not complete the exchange offer, an additional .25% per year at the beginning of each subsequent 90-day period up to a maximum of 1.0% in the aggregate is incurred. The subordinated floating interest rate Series B Notes interest rate was 10.31% at December 31, 1998. In February 1999, these notes were registered with the SEC.

       At any time, or from time to time, on or prior to June 15, 2001, MTL may, at its option, use the net cash proceeds of one or more Equity Offerings to redeem up to 35% of the aggregate principal amount of the fixed rate notes originally issued at a redemption price equal to 110% of the principal amount thereof; plus accrued and unpaid interest thereon, if any, to the date of redemption provided certain conditions are met.

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA

       MTL may redeem the Series B fixed rate notes, in whole at any time or in part from time to time, on and after June 15, 2002, upon not less than 30 nor more than 60 days' notice, at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on June 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

       YEAR                                                                         PERCENTAGE
       ----                                                                         ----------
       2002.....................................................................      105.0%
       2003.....................................................................      102.5%
       2004 and thereafter......................................................      100.0%

      MTL may redeem the Series B floating rate notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on June 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

       YEAR                                                                         PERCENTAGE
       ----                                                                         ----------
       1998.....................................................................      105.0%
       1999.....................................................................      104.0%
       2000.....................................................................      103.0%
       2001.....................................................................      102.0%
       2002.....................................................................      101.0%
       2003 and thereafter .....................................................      100.0%

       Tranche A,B and C Term Loans

       Tranche A Term Loans bear interest at the option of MTL at (a) .75% in excess of the base rate equal to the higher of 1/2 of 1.0% in excess of the federal funds rate or the rate that CSFB as the administrative agent announces from time to time as its prime lending rate, as in effect from time to time (the "Base Rate"), or (b) 1.75% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (7.26% at December 31, 1998).

       Tranche B Term Loans bear interest at the option of MTL at (a) 1.25% in excess of the Base Rate and (b) 2.25% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (7.52% at December 31, 1998).

       Tranche C Term Loans bear interest at the option of MTL at (a) 1.50% in excess of the Base Rate and (b) 2.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (7.76% at December 31, 1998).

      Revolving Credit Facility

      MTL has available a $75.0 million revolving credit facility, which may include letters of credit, available until June 9, 2004 to be used for, among other things, working capital and general corporate purposes of MTL and its subsidiaries, including permitted acquisitions. The revolving credit facility further provides for a $15,000 sublimit to be made available to Levy, an indirect wholly-owned subsidiary of MTL. Amounts drawn under the sublimit will be drawn in Canadian dollars.

 Permanent reductions to the revolving credit facility are required in an amount equal to,

     (1) 100.0%, or 75.0%, if the Leverage Ratio (as defined) is less than 4.0:1.0, of the net cash proceeds of all asset sales and dispositions by MTL and its subsidiaries, subject to certain exceptions,

     (2) 100.0%, or 75.0%, if the Leverage Ratio is less than 4.0:1.0, of the net cash proceeds of issuances of certain debt obligations and certain preferred stock by MTL and its subsidiaries, subject to certain exceptions,

     (3) 50.0%, or 0%, if the Leverage Ratio is less than 4.0:1.0, of the net proceeds from common equity and certain preferred stock issuances by MTL and its subsidiaries, subject to certain exceptions, including permitted acquisitions,

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


       (4) 75.0%, or 50.0%, if the Leverage Ratio is less than 4.0:1.0, of annual Excess Cash Flow, and

       (5) 100.0% of certain insurance proceeds, subject to certain exceptions. Such mandatory prepayments and permanent reductions will be allocated first, to the Term Loans and second, to the revolving credit facility.

       Voluntary prepayments and commitment reductions will be permitted in whole or in part, subject to minimum prepayment or reduction requirements, without premium or penalty; provided that voluntary prepayments of Eurodollar Loans on a date other than the last day of the relevant interest period will be subject to payment of customary breakage costs, if any.

       Interest on the Revolving Credit Facility is, at the option of MTL, (a) .75% in excess of the Base Rate and (b) 1.75% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the Sublimit will be based on Canadian dollar bankers' acceptances and the Canadian prime rate (7.76% at December 31, 1998).

      The new credit agreement provides for payment by MTL in respect of outstanding letters of credit of an annual fee equal to the spread over the Eurodollar rate for Eurodollar Loans under the revolving credit facility from time to time in effect on the aggregate outstanding stated amounts of such letters of credit, or a fronting fee equal to 1/4 of 1.0% on the aggregate outstanding stated amounts of such letters of credit.

       Levy will pay an acceptance fee equal to the Applicable Margin that would be payable on Eurodollar Loans under the revolving credit facility on the drawing date of each loan drawn under the sublimit.

      MTL will pay a commitment fee equal to a percentage equal to 1/2 of 1.0% per annum on the undrawn portion of the available commitment under the revolving credit facility, subject to decreases based on the achievement of certain financial ratios.

       Collateral and Guarantees

       The loans and letters of credit under the new revolving credit agreement will be guaranteed by all of MTL's existing and future direct and indirect domestic subsidiaries (collectively, the "Bank Guarantors"). The obligations of MTL and the Bank Guarantors will be secured by a first priority perfected lien on substantially all of the properties and assets of MTL and the Bank Guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by MTL and the Bank Guarantors, subject to certain exceptions; provided that, in certain cases, no more than 65.0% of the stock of foreign subsidiaries of MTL will be required to be pledged.

       Debt Retirement and Extraordinary Item

       Substantially all the outstanding indebtedness of the Company was extinguished and refinanced in connection with the leverage recapitalization and the acquisition of CLC. As a result of these early extinguishments, the Company incurred additional charges of approximately $3 million, net of tax, which is included as an extraordinary item in the accompanying statements of operations.

       In connection with the CLC Merger, on July 28, 1998, the Company commenced a Tender Offer for the $100 million principal amount of outstanding 10-3/8% Senior Notes due 2005 issued by CLC. The Tender Offer was subject to the consummation of the CLC Merger. The Company accepted 100% of the outstanding CLC Notes for payment and paid to the holders the tender offer consideration and a related consent payment. The Company paid approximately $117 million for the acquisition of the outstanding debt which was included as part of the purchase price of CLC (see Note 1).

       Under the terms of the Company's debt agreements, the Company is required to maintain, among other restrictions, minimum net worth levels, debt to net worth ratios and debt service coverage ratios. In addition, the agreements contain restrictions on asset dispositions and the payment of dividends. At December 31, 1998, the Company was in compliance with the terms and covenants of its debt agreements.

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


     Scheduled maturities of long-term debt and capital lease obligations for the next five years and thereafter are as follows:

     YEAR ENDING DECEMBER 31,                                                                              AMOUNT
     ------------------------                                                                              -------
          1999...................................................................................         $  3,460
          2000...................................................................................            3,576
          2001...................................................................................            2,850
          2002...................................................................................            2,850
          2003...................................................................................            2,850
          Thereafter.............................................................................          425,745
                                                                                                          --------
                                                                                                          $441,331
                                                                                                          ========

8--INCOME TAXES:

     Income taxes from continuing operations consisted of the following for the years ended December 31:

                                                                                      1996         1997          1998
                                                                                    -------       ------        ------
     Current taxes:
          Federal..........................................................          $2,007       $2,946        $   17
          Foreign..........................................................              --           --           261
          State............................................................             774        1,062           905
                                                                                     ------       ------       -------
                                                                                      2,781        4,008         1,183
                                                                                     ------       ------       -------
     Deferred taxes:
          Federal..........................................................           2,912        2,447        (2,661)
          Foreign..........................................................                                        402
          State............................................................             411          941        (2,971)
                                                                                     ------       ------       -------
                                                                                      3,323        3,388        (5,230)
                                                                                     ------       ------       -------
     Provision (benefit) for income taxes..................................          $6,104       $7,396       $(4,047)
                                                                                     ======       ======       =======

     The net deferred tax asset (liability) consisted of the following at December 31:

                                                                                               1997           1998
                                                                                              ------         ------
Deferred tax assets:
     Environmental reserve, net.......................................................           --         $ 6,281
     Reserves for guarantee of lease obligations......................................       $  246              --
     Capital leases treated as operating leases for tax purposes as lessee............          221             324
     Tax credit carryforwards.........................................................          113           3,942
     Self-insurance reserves..........................................................        3,865           5,803
     Allowance for doubtful accounts..................................................          619           1,338
     Investment basis difference......................................................          217             217
     Accrued vacation pay.............................................................          162             497
     Pension..........................................................................           --           3,332
     Net operating loss carryforwards.................................................           --          15,668
     Restructuring accruals...........................................................           --           6,388
     Other accruals...................................................................           --           2,716
     State taxes, net ................................................................           --           5,204
     Other............................................................................           175            281
                                                                                             -------        -------
                                                                                               5,618         51,991
     Less:  valuation allowance ......................................................            --         (1,398)
                                                                                             -------        -------
                                                                                               5,618         50,593
                                                                                             -------        -------

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA

Deferred tax liabilities:
     Property and equipment basis difference..........................................          (23,799)       (29,113)
     State taxes, net ................................................................           (4,562)            --
     Capital leases treated as operating leases for tax purposes as lessor............           (1,132)        (2,052)
     Other............................................................................             (443)            --
                                                                                               --------        -------
                                                                                                (29,936)       (31,165)
                                                                                               --------        -------
          Net deferred tax asset (liability)..........................................          (24,318)        19,428
          Less:  current net deferred tax asset (liability)...........................            2,686         11,559
                                                                                               --------        -------
          Long-term net deferred tax asset (liability)................................         $(27,004)       $ 7,869
                                                                                               --------        -------

     The change from a net deferred tax liability at December 31, 1997 to a net deferred tax asset at December 31, 1998 was primarily due to the acquisition of Chemical Leaman Corporation during 1998 and the related deferred tax assets which arose as a result of the acquisition.

     The Company's effective tax rates differ from the federal statutory rate of 34 percent. The reasons for those differences are as follows for the years ended December 31:

                                                                                      1996         1997         1998
                                                                                    -------       ------       ------
     Tax expense (benefit) at the statutory rate..........................          $5,080        $6,079      $(3,761)
     State income taxes, net of federal benefit...........................             782         1,322       (1,364)
     Amortization of goodwill.............................................              --            --          386
     Foreign taxes........................................................              --            --          663
     Other   .............................................................             242            (5)          29
                                                                                    ------        ------      -------
          Provision (benefit) for income taxes............................          $6,104        $7,396      $(4,047)
                                                                                    ======        ======      =======

     At December 31, 1998, the Company has approximately $46 million in net operating loss carryforwards and $3.9 million in alternative minimum tax credit carryforwards. The net operating loss carryforwards will expire in the years 2011 through 2018 while the alternative minimum tax credits may be carried forward indefinitely. Approximately $28.7 million of net operating loss carryforwards and $1.9 of alternative minimum tax credit carryforwards were generated by Chemical Leaman Corporation prior to their acquisition. The use of pre-acquisition operating losses and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect the utilization of the carryforwards prior to their expiration. The Company has state net operating loss carryforwards which expire over the next 2 to 20 years.

     The Company has provided a valuation allowance against certain state NOL carryforwards. The Company believes that it is more likely than not that the remaining net deferred tax asset of $19.4 million will be realized in the future through sufficient taxable income from operations and the reversal of deferred tax liabilities. Through the carryback of current year losses, the Company generated a $4,940 of recoverable income taxes.

9--EMPLOYEE BENEFIT PLANS:

     As a result of the acquisition of Chemical Leaman, the Company maintains two noncontributory defined benefit plans that cover full-time CLC salaried employees and certain other CLC employees under a collective bargaining agreement. Retirement benefits for employees covered by the salaried plan are based on years of service and compensation levels. The monthly benefit for employees under the collective bargaining agreement plan is based on years of service multiplied by a monthly benefit factor. Assets of the plans are invested primarily in equity securities and fixed income investments. Pension costs are funded in accordance with the provisions of the applicable law.

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA



     The components of net periodic pension cost for the year ended December 31, 1998 are as follows:

                                                                                              1998
                                                                                             ------
     Service cost....................................................................        $ 429
     Interest cost...................................................................          870
     Return on plan assets...........................................................         (771)
                                                                                             -----
                                                                                             $ 528
                                                                                             =====

     The actuarial assumptions used in accounting for the plans are as follows:

                                                                                   DECEMBER 31,
                                                                                       1998
                                                                                   ------------
     Discount rates...........................................................         6.75%
     Rate of assumed compensation increase....................................         5.00%
     Expected long-term rates of return on plan assets........................         8.00%

     The following table sets forth the funded status of the two plans and the amount recognized in the Company's consolidated balance sheets at December 31, 1998:

                                                                                 ACCUMULATED
                                                                                  BENEFITS
                                                                                   EXCEED
                                                                                   ASSETS
                                                                                -------------
     Actuarial present value of benefit obligations:
     Benefit obligations....................................                      $40,746
     Plan assets at market value............................                       30,435
                                                                                  -------
     Projected benefit obligation in excess of
        plan assets.........................................                       10,311
     Unrecognized actuarial (loss) .........................                         (348)
                                                                                  -------
     Accrued pension liability, included in other
        Noncurrent liabilities..............................                      $ 9,963
                                                                                  =======

     The Company charged to operations payments to multiemployer pension plans required by collective bargaining agreements of $267 for the year ended December 31, 1998. These defined benefit plans cover substantially all of the Company's union employees not covered under the Company's plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multiemployer plans is not readily available.

     Profit Sharing Plans

     The Company has a profit sharing plan for substantially all employees. Contributions are made at the discretion of the Board of Directors. A $300 contribution was made for 1996 and 1997. A $350 contribution was approved for 1998.

10 - PREFERRED STOCK:

     MTL has authorized 5,000 shares, par value, $.01 per share, of "preferred stock." Shares of preferred stock may be issued from time to time, in one or more series, with such designation, assigned values, preferences and relative, participating, optional or other rights, qualifications, limitations or restrictions thereof as the Board of Directors of the Company from time to time may adopt by resolution.

     No holder of preferred shares of the Company shall have any preferential or preemptive right to subscribe for, purchase or receive any share of stock, any options or warrants for such shares, any rights to subscribe to or purchase such shares or any securities which may at any time or from time to time be issued, sold or offered for sale.

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


     The Board of Directors has authorized the issuance of two series of preferred stock, 8% Redeemable Preferred Stock and 13.75% Senior Exchangeable Preferred Stock. The designation assigned values, preferences and relative, participating, optional or other rights, qualifications, limitations or restrictions on such preferred stock are summarized as follows.

     13.75% Mandatorily Redeemable Preferred Stock

     In 1998, the Company issued 105 shares of 13.75% non-voting Senior Exchangeable Preferred Stock with a liquidation preference of $100. Dividends are payable quarterly commencing December 15, 1998 and are cumulative. Any dividends not paid in cash prior to September 15, 2001 may be paid in additional shares of Senior Exchangeable Preferred Stock. All shares are mandatorily redeemable on September 15, 2006 at 100% of liquidation preference plus all accrued dividends.

     At its option, the Company may redeem the Senior Exchangeable Preferred Stock after September 15, 2003 for a percentage of liquidation preference in 2003 at 106.88%, 2004 at 103.44%, 2005 and thereafter at 100%. Prior to
September 15, 2003, the Company may retire this stock from the proceeds of an initial public offering for 113.75% of liquidation preference.

     8% Mandatorily Redeemable Preferred Stock

     In connection with the CLC acquisition on August 28, 1998, the Company issued 50 shares of "8% Redeemable Preferred Stock" with a liquidation preference of $100. These shares are convertible by the Company into debentures with comparable dividend and maturity dates and are mandatorily redeemable in 2007. See Note 16 related to the subsequent liquidation of these shares.

11--COMMON STOCK:

       The Company has 15,000 shares $.01 par value of common stock authorized, and had 4,523, 4,549 and 2,000 shares outstanding at December 31, 1996, 1997 and 1998, respectively. One shareholder has the right to "put" 30 shares to the Company in 2003 for $40 per share. Accordingly, these shares are classified as mandatorily redeemable.

       In connection with the recapitalization, MTL made a limited recourse secured loans to shareholders in the amount of $1,398 which bears interest at LIBOR plus 2% (7.5% at December 31, 1998). The loans are secured by a pledge of approximately 100 shares of MTL common stock and options to purchase 210 shares of MTL common stock. The principal amount of the loan is due on June 9, 2006, with mandatory pre-payments due upon, and to the extent of, the receipt of after-tax proceeds from the sale of the pledged securities.

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


12--INCENTIVE STOCK OPTION PLANS:

       Old Stock Option Plan

       In 1992, an incentive stock option plan (the Old Plan) was adopted which allowed for 100 options to be granted to eligible employees. During 1994, the Company's Board of Directors elected to adopt a new incentive stock option plan (the Plan). The Plan absorbed the options granted under the Old Plan, and an additional 200 options were approved for granting at an exercise price not to be less than the market price of the common stock at the date of grant. During 1996, an additional 400 shares were approved for granting under the Plan. Options are granted at the discretion of the Board of Directors and are exercisable for shares of unissued common stock or treasury stock. Options vest 20 percent each year, other than 11 options granted in 1994 and 100 options granted in 1996, which vested immediately. Substantially all employees, officers and directors are eligible for participation in the Plan.

       As part of the recapitalization in 1998, MTL paid $14,678 to employees for the cancellation of all outstanding options.

Combined stock option activity for the old Plan for the years ended December 31, 1996, through December 31, 1998, is as follows:

                                                                                             WEIGHTED
                                                                                  RANGE OF   AVERAGE
                                                                   NUMBER OF       OPTION    EXERCISE   SHARES   EXPIRATION
                                                                     SHARES        PRICES     PRICE     VESTED      DATE
                                                                   ---------     ----------- --------   ------   ----------
Options outstanding at December 31, 1995.......................         277       6.25-15.50      12.26     94     2002-2005
1996 option activity:
     Vesting of prior-year options.............................       -----       6.25-15.50         --     59     2002-2005
     Granted...................................................         320      15.00-18.25      17.68    100          2006
     Exercised.................................................          (6)      6.25-15.00       7.33     (6)    2002-2004
     Canceled..................................................         (14)      6.25-16.00      15.07     (2)    2002-2006
                                                                      -----                               ----
Options outstanding at December 31, 1996.......................         577       6.25-18.25      15.24    245     2002-2006
1997 option activity:
     Vesting of prior-year options.............................          --       6.25-18.25         --     82     2002-2006
     Exercised.................................................         (26)      6.25-15.50      11.95    (26)    2002-2006
     Canceled..................................................         (14)      6.25-15.50      14.60     (1)    2002-2006
                                                                      -----                               ----
Options outstanding at December 31, 1997.......................         537       6.25-18.25      15.42    300     2002-2006
1998 option activity:
     Exercised.................................................          (3)           15.00      15.42     (3)    2002-2006
     Cancelled.................................................          (2)     15.00-18.25      15.42            2002-2006
     Recapitalization..........................................        (532)      6.05-18.25      15.42   (297)    2002-2006
                                                                      -----                               ----
Old options outstanding at December 31, 1998...................          --                                 --
                                                                      =====                               ====


     The Company uses Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," and the related interpretations to account for the Plan. No compensation cost has been recognized under the Plan as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), for disclosure purposes in 1996. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.18% for options with an expected life of four years and 6.39% for options with an expected life of six years, expected option life of four or six years, expected dividend rate of 0%, and expected volatility of 30.05%. Using these assumptions, the fair value of stock options granted in 1996 is $2,054, which would be amortized as compensation over the vesting period of the options. No options were granted during 1997.

     New Stock Option Plan

     Subsequent to the recapitalization, MTL adopted a new employee stock option plan pursuant to which a total of 222 shares of ML common stock will be available for grant. Fifty percent of each new option granted on June 9, 1998 will vest in

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA

equal increments over four years. The remaining fifty percent of each new option will vest in nine years, subject to acceleration if certain per-share equity value targets are achieved or, in the event of a sale of MTL. Vesting of the new options occurs only during an employee's term of employment. The new options will become fully vested in the event of a termination of employment without "cause" or for "good reason" within six months following a sale of MTL. The exercise price for the new options is $40.00 per share and the new options will expire ten years from the date of grant. Options granted after June 9, 1998 shall vest as determined by a committee of MTL's Board of Directors. The stock of the Company is no longer traded publicly. The fair value of options granted during 1998 are based upon a model using a risk free rate of 4.64% for options with an expected life of 10 years. The fair value of stock options granted in 1998 is $3,089.

     In 1998, MTL granted 210 options in the new plan which are summarized as follows:

                                                                     WEIGHTED                               WEIGHTED
                                                  WEIGHTED            AVERAGE                                AVERAGE
                                                  AVERAGE            REMAINING                            EXERCISE PRICE
                             NUMBER OF            EXERCISE          CONTRACTUAL           SHARES           OF VESTED
        PRICE RANGE           SHARES                PRICE          LIFE (IN YEARS)        VESTED            SHARES
        -----------         ----------           --------        ---------------          ------         --------------
          $40                   210                  $40                 10                  --                 --


       At December 31, 1998, a total of 12 authorized shares remain available for granting.

     Had compensation cost relating to the Plans been determined based upon the fair value at the grant date for awards under the Plans consistent with the method described in SFAS 123, the Company's net income (loss) and earnings
(loss) per share common would have been as follows for the years ended December 31:

                                                                         1996      1997       1998
                                                                        ------    ------    -------
Net income (loss) attributable to common stockholders:
            As reported...............................................   $8,837   $10,483   $(10,746)
            Pro forma.................................................    8,010    10,217    (10,928)
Earnings (loss) per common share:
            As reported...............................................   $ 1.92   $  2.23   $  (3.38)
            Pro forma.................................................     1.74      2.17      (3.44)

13--COMMITMENTS AND CONTINGENCIES

       Operating Leases

       The Company leases revenue and other equipment under operating leases. Future minimum lease payments under non-cancelable operating leases at December 31, 1998, are as follows:

                                                                                           OPERATING
     YEAR ENDING DECEMBER 31,                                                                LEASES
     ------------------------                                                              ---------
          1999......................................................................        $6,063
          2000......................................................................         3,896
          2001......................................................................         2,399
          2002......................................................................         1,404
          2003......................................................................         1,400

       Rent expense under operating leases was $2,210, $2,821 and $2,798 for the years ended December 31, 1996, 1997 and 1998, respectively.

       Guarantor of Certain Lease Obligations

       In 1995 and 1996, the Company entered into capital leases for tractors and trailers with certain affiliates and owner--operators. The Company then sold to a third party the lease receivables for which it received $979 in 1996. The Company is contingently liable as the guarantor for the remaining balance of the receivables sold of $1,573 at December 31, 1998. These

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA

leases are collateralized by the equipment related to these leases. Management estimated the fair value of this equipment to be $1,359 at December 31, 1998, which was based upon an average dealer-estimated repurchase price.

       Also, in 1995 and 1996, the Company entered into capital leases for tractors and trailers with other affiliates. The Company then sold to a third party the lease receivables for which it received $202 in 1996. The Company is contingently liable as the guarantor for the remaining balance of the receivables sold of $2,228 at December 31, 1998. These leases are collateralized by the equipment related to these leases. Management estimated the fair value of this equipment to be $1,952 at December 31, 1998, which was based upon an average dealer-estimated repurchase price.

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

       Environmental Matters

       MTL and CLC's activities involve the handling, transportation, storage, and disposal of bulk liquid chemicals, many of which are classified as hazardous materials, hazardous substances, or hazardous wastes. The combined companies' tank wash and terminal operations engage in the storage or discharge of wastewater and stormwater that may contain hazardous substances, and from time to time MTL and CLC store diesel fuel and other petroleum products at their terminals. As such, MTL and CLC are subject to environmental, health and safety laws and regulations by U.S. federal, state, local and Canadian government authorities. Environmental laws and regulations, are complex, change frequently and have tended to become more stringent over time. There can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs on MTL and CLC.

       As handlers of hazardous substances, MTL and CLC are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances either under CERCLA or comparable state laws. From time to time, MTL and CLC have incurred remedial cost and regulatory penalties with respect to chemical or wastewater spills and releases at their facilities. In addition, MTL's relationship could, under certain circumstances, result in MTL incurring environmental liabilities attributable to affiliates' operations, although MTL has not incurred any such related liability in the past.

       As a result of environmental studies being conducted at its facilities in conjunction with its environmental program, MTL has identified environmental contamination at certain of such sites which will require environmental remediation. Additionally, MTL has been named a "potentially responsible party," or has otherwise been alleged to have some level of responsibility, under CERCLA or similar state laws for cleanup of off-site locations at which MTL's waste, or material transported by MTL, has allegedly been disposed.

       While the Company believes the environmental liability is a reasonable estimate based on known probable events at December 31, 1998, certain preacquisition contingencies exist (including, among other, success of remediation plans, negotiations with state and federal agencies, final allocation of responsibility for certain sites and settlement of certain indemnifications and escrows created in connection with the acquisition of CLC). These preacquisition contingencies may require adjustment to the purchase price of CLC in accordance with SFAS 38, "Accounting for Certain Preacquisition Contingencies of Purchased Enterprises."

         As of December 31, 1998, MTL's recorded environmental liabilities include two federal superfund sites where CLC is the sole party responsible for remediation, certain sites where MTL or CLC have been named a potentially responsible party and other sites where the Company has identified environmental contamination. MTL's recorded assets as of December 31, 1998 include funds receivable from excess carriers related to the Company's Bridgeport, New Jersey site and certain indemnifications (including escrow on seller proceeds) from the former shareholders related to the CLC acquisition. While the Company believes they may have valid insurance claims with respect to liabilities in addition to Bridgeport, New Jersey, MTL has not recorded assets with respect to these other sites. Due to the uncertainty of timing of the actual receipts and disbursements of funds related to MTL's recorded environmental assets and liabilities, amounts are recorded on an

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA

undiscounted basis. It is the opinion of management that the ultimate disposition of these matters will not have a material effect on the Company's financial position or results of operations. FEDERAL SUPERFUND SITES

       CLC is currently the sole party responsible for remediation of the following two federal Superfund sites:

       Bridgeport, New Jersey

       During 1991, CLC entered into a Consent Decree with the EPA filed in the U.S. District Court for the District of New Jersey, U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 91-2637 (JFG) (D.N.J.), MTL INC. AND SUBSIDIARIES with respect to its site located in Bridgeport, New Jersey, requiring CLC to remediate groundwater contamination. The Consent Decree required CLC to undertake Remedial Design and Remedial Action ("RD/RA") related to the groundwater operable unit of the cleanup.

         In August 1994, the EPA issued a Record of Decision, ("ROD") selecting a remedy for the wetlands operable unit at the Bridgeport site. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA's wetlands remedy. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. The trustees have indicated that their demand for natural resources damages is due to wetlands damage, other conditions and oversight cost reimbursement. CLC is currently negotiating with the state and federal trustees to enter a Consent Decree that will resolve the natural resource damages claims. CLC has also entered an agreement in principle to reimburse the EPA for past costs in investigating and overseeing activities at the site. In addition, the EPA has investigated contamination in site soils. No decision has been made as to the extent of soil remediation to be required, if any.

       CLC is in litigation with its insurers to recover its costs in connection with the environmental cleanup at the Bridgeport site. Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et al. On April 7, 1993, the U.S. District Court for the District of New Jersey entered a judgment requiring the insurers to reimburse CLC for substantially all past and future environmental cleanup costs at the Bridgeport site. The insurers appealed the judgment to the U.S. Court of Appeals for the Third Circuit, but before the appeal was decided, CLC and its primary insurer settled all of CLC's claims, including claims asserted or to be asserted at other sites, for $11.5 million. This insurer dismissed its appeal, but the excess carriers did not. On June 20, 1996, the U.S. Court of Appeals affirmed the judgment against the excess insurance carriers, except for the allocation of liability among applicable policies, and remanded the case for an allocation of damage liability among the insurers and applicable policies. In September 1997, the District Court issued an order allocating liability among applicable policies. An appeal from the allocation is currently pending before the Third Circuit. Since some of CLC's insurance carriers are insolvent, allocation of the costs among the insurers will affect the amount of recovery CLC can expect to receive. CLC anticipates that it will recover the majority of the costs associated with remediation of the Bridgeport site, including attorneys fees and expenses, from its insurance carriers.

       West Caln Township, Pennsylvania

   The EPA has alleged that CLC disposed of Hazardous Materials at the William Dick Lagoons Superfund Site in West Caln, Pennsylvania. On October 10, 1995, CLC entered a Consent Decree with the EPA which required CLC to (1) pay the EPA for installation of an alternate water line to provide water to area residents;
(2) perform an interim groundwater remedy at the site; and (3) conduct soil remediation. CLC has paid all costs associated with installation of the waterline. CLC has performed a hydrogeologic study, and has commenced activities for construction of a groundwater treatment plant to pump and treat groundwater. The EPA anticipates that CLC will operate the plant for about five years, at which time the EPA will evaluate groundwater conditions and determine whether a final groundwater remedy is necessary. Field sampling for soil remediation recently commenced. The Consent Decree does not cover the final groundwater remedy or other site remedies or claims, if any, for natural resource damage.

POTENTIALLY RESPONSIBLE PARTY AND OTHER SITES

       CLC has been named as a PRP under CERCLA and similar state laws at approximately 40 former waste treatment and/or disposal sites including the Helen Kramer Site in New Jersey where CLC recently settled its liability. In general, CLC is among several PRPs named at these sites. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York and its former facility in Putnam County, West Virginia. As a result of its due diligence for the acquisition of CLC, MTL identified other owned or formerly owned properties that may require investigation and/or remediation. CLC's involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. MTL has established reserves to cover amounts associated with the Helen Kramer Landfill, its facility at Tonawanda, New York and its former facility in Putnam County, West Virginia.

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


14--OTHER TRANSACTIONS WITH RELATED PARTIES:

       On December 15, 1998, the Company sold its corporate headquarters and the adjoining trailer manufacturing facility to a former shareholder for approximately $.75 million. The Company purchased tank trailers for $5,138, $6,587 and $7,497 in 1996, 1997 and 1998, respectively, from a tank trailer manufacturing company owned by the former shareholder and has commitments to purchase additional tank trailers costing approximately $58 as of December 31, 1998. Also, the related company provided repair, maintenance, design, engineering, transloading, intermodal and other services to the Company totaling $572, $347 and $367 during the years ended December 31, 1996, 1997 and 1998, respectively. See also Note 3 for accounts and notes receivable from former shareholders.

       MTL and Apollo Management have entered into a management agreement whereby MTL retained Apollo Management to provide financial and strategic advice to MTL. Pursuant to the terms of the management agreement, Apollo Management has agreed to provide financial and strategic services to MTL as reasonably requested by MTL's Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management received an initial fee of $2.0 million on June 9, 1998 and thereafter will receive an annual fee of $500 until termination of the management agreement. The

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA

management agreement may be terminated upon 30 days written notice by Apollo Management or MTL to the other party thereto. Under this agreement MTL recognized $294 in selling and administrative expense in 1998.

15--GEOGRAPHIC SEGMENTS:

       The Company's operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company's operations in different geographic areas for the years ended December 31, 1996, 1997 and 1998, is as follows:

                                                                                         1996
                                                                                         ----
                                                               U.S.       INTERNATIONAL         ELIMINATIONS       CONSOLIDATED
                                                             --------     -------------         ------------       ------------
Operating revenues................................           $212,508        $23,889                $ (797)        $ 235,600
Operating income..................................             17,426            794                    --            18,220
Identifiable assets...............................            159,976         19,690                (6,062)          173,604
Depreciation and amortization.....................             12,530          1,362                    --            13,892
Capital expenditures..............................             20,244            333                    --            20,577

                                                                                         1997
                                                                                         ----
                                                               U.S.       INTERNATIONAL         ELIMINATIONS       CONSOLIDATED
                                                             --------     -------------         ------------       ------------
Operating revenues................................           $252,943        $34,174               $ (1,070)        $286,047
Net operating income..............................             19,977          1,116                     --           21,093
Identifiable assets...............................            178,347         27,398                (11,709)         194,036
Depreciation and amortization.....................             14,708          2,627                     --           17,335
Capital expenditures..............................             23,043         12,078                     --           35,121

                                                                                         1998
                                                                                         ----
                                                               U.S.       INTERNATIONAL         ELIMINATIONS       CONSOLIDATED
                                                             --------     -------------         ------------       ------------
Operating revenues................................           $373,562        $25,221               $ (1,045)        $397,738
Net operating income..............................              6,171          2,395                     --            8,566
Identifiable assets...............................            569,482         28,182                (14,418)         583,246
Depreciation and amortization.....................             27,478          3,565                     --           31,043
Capital expenditures..............................             21,630          8,134                     --           29,764

16--SUBSEQUENT EVENTS:

       On February 3, 1999, the Company entered into a settlement agreement with former shareholders of CLC regarding the remaining consideration owed in the CLC acquisition. The agreement calls for a payment of $3 million of restricted cash to the former shareholders as a settlement of final payment of amounts owed under the merger agreement and a cancellation of the 50 preferred shares issued in connection with the acquisition. This agreement resulted in the recording of additional goodwill of approximately $3 million.

17--GUARANTOR SUBSIDIARIES:

       The 10% Series B Senior Subordinated Notes issued in June 1998 and due 2006 are unconditionally guaranteed on a senior unsecured basis pursuant to guarantees by all the Company's direct and indirect domestic subsidiaries (the Guarantors). In 1996, the Company acquired Levy Transport, Ltd., a Canadian Corporation, which is a non-guarantor subsidiary.

       The Company conducts all of its business through and derives virtually all its income from its subsidiaries. Therefore, the Company's ability to make required principal and interest payments with respect to the Company's indebtedness (including the notes) and other obligations depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries through dividends or other payments.

       The following condensed consolidating financial information presents:

       1. Condensed consolidating balance sheets at December 31, 1998, 1997 and condensed consolidating statements of operations and of cash flows for the three years ended December 31, 1998.

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


       2. The parent company and combined guarantor subsidiaries.

       3. Elimination entries necessary to consolidate the parent company and all its subsidiaries.

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998

                                                                          GUARANTOR    NON-GUARANTOR
                                                                 PARENT  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                 ------  ------------ -------------- ------------  ------------
                                                                                         ASSETS
Current assets:
       Cash and cash equivalents .........................   $      --    $    (721)    $     806    $      --     $      85
       Restricted cash ...................................          --       10,867            --                     10,867
       Accounts receivable, net ..........................          --       85,867         3,031           --        88,898
       Current maturities & other
        receivables ......................................          --          178         1,082           --         1,260
       Notes receivable ..................................          --          784            --           --           784
       Inventories .......................................          --        1,740           261           --         2,001
       Prepaid expenses ..................................          --        7,283           468           --         7,751
       Prepaid tires .....................................          --        7,240           124           --         7,364
       Income tax recoverable ............................          --        4,952           (12)          --         4,940
       Deferred income taxes .............................          --       11,559            --           --        11,559
       Other .............................................          --        3,764            29           --         3,793
                                                             ---------    ---------     ---------    ---------     ---------
          Total current assets ...........................          --      133,513         5,789           --       139,302
Property and equipment, net ..............................          --      211,905        21,317           --       233,222
Other receivables, less current
   maturities ............................................          --          885            --           --           885
Goodwill, net ............................................          --      136,276         1,076           --       137,352
Insurance proceeds and other environmental
   receivables ...........................................          --       45,916            --           --        45,916
Deferred income taxes ....................................          --        7,869            --           --         7,869
Investment in subsidiaries ...............................     301,391           --            --     (301,391)           --
Other assets .............................................     100,000       18,700            --     (100,000)       18,700
                                                             ---------    ---------     ---------    ---------     ---------
                                                             $ 401,391    $ 555,064     $  28,182    $(401,391)    $ 583,246
                                                             =========    =========     =========    =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Current maturities of
        indebtedness .....................................   $   3,153    $     208     $     100    $      --     $   3,461
       Accounts payable ..................................          --        6,272         1,371           --         7,643
       Affiliates and independent
        owner-operators payable ..........................          --        8,266            73           --         8,339
       Accrued expenses ..................................          --       64,622         2,847           --        67,469
       Income taxes payable ..............................          --        1,331           215           --         1,546
                                                             ---------    ---------     ---------    ---------     ---------
          Total current liabilities ......................       3,153       80,699         4,606           --        88,458
Long-term debt, less current
   maturities ............................................     429,354      100,000         8,516     (100,000)      437,870
Accrued loss and damage claims ...........................          --        3,290            --           --         3,290
Environmental liabilities ................................          --       69,956            --           --        69,956
Other long term liabilities ..............................          --        9,321           642           --         9,963
Deferred income tax ......................................          --           --            --           --            --
                                                             ---------    ---------     ---------    ---------     ---------
          Total liabilities ..............................     432,507      263,266        13,764     (100,000)      609,537
Mandatorily redeemable common stock ......................       1,210           --            --           --         1,210
Mandatorily redeemable preferred stock ...................      15,994           --            --           --        15,994
Minority interest in subsidiaries ........................          --        4,825            --           --         4,825
Shareholders' equity:
       Common stock and
        additional paid-in-capital .......................     104,827      241,381        15,082     (256,463)      104,827
       Retained earnings .................................      38,495       45,592            69      (45,661)       38,495
       Stock recapitalization ............................    (189,589)          --           (54)          54      (189,589)
       Cumulative translation adjustment .................        (655)          --          (679)         679          (655)
       Note receivable ...................................      (1,398)          --            --           --        (1,398)
                                                             ---------    ---------     ---------    ---------     ---------
          Total shareholders' equity (deficit)............     (48,320)     286,973        14,418     (301,391)      (48,320)
                                                             ---------    ---------     ---------    ---------     ---------
                                                             $ 401,391    $ 555,064     $  28,182    $(401,391)    $ 583,246
                                                             =========    =========     =========    =========     =========

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


                           CONSOLIDATING BALANCE SHEET

                                DECEMBER 31, 1997

                                                                         GUARANTOR    NON-GUARANTOR
                                                             PARENT    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                             ------    ------------ -------------- ------------  ------------
                                                                                         ASSETS
Current assets:
       Cash and cash equivalents .........................   $      --    $     703    $     674    $      --    $   1,377
       Restricted cash ...................................          --           --           --           --           --
       Accounts receivable, net ..........................          --       35,857        5,051       (2,736)      38,172
       Current maturities & other
        receivables ......................................          --          396          767           --        1,163
       Notes receivable ..................................                      547           --                       547
       Inventories .......................................          --          622          336           --          958
       Prepaid expenses ..................................          --        1,893          929           --        2,822
       Prepaid tires .....................................          --        4,324           --           --        4,324
       Income tax recoverable ............................          --           --           --           --           --
       Deferred income taxes .............................          --        2,686           --           --        2,686
       Other .............................................          --          127           --           --          127
                                                             ---------    ---------    ---------    ---------    ---------
          Total current assets ...........................          --       47,155        7,757       (2,736)      52,176
Property and equipment, net ..............................          --      118,444       18,066           --      136,510
Other receivables, less current
   maturities ............................................          --        1,987           --           --        1,987
Goodwill, net ............................................          --          750        1,253           --        2,003
Investment in subsidiaries ...............................      79,532           --           --      (79,532)          --
Other assets .............................................          --        1,301          322         (263)       1,360
                                                             ---------    ---------    ---------    ---------    ---------
                                                             $  79,532    $ 169,637    $  27,398    $ (82,531)   $ 194,036
                                                             =========    =========    =========    =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current maturities of
        indebtedness .....................................   $      --    $   1,849    $     458    $      --    $   2,307
       Accounts payable ..................................          --        3,125        1,264                     4,389
       Affiliates and independent
        owner-operators payable ..........................          --        6,365           67           --        6,432
       Accrued expenses ..................................                   14,413        4,018       (2,713)      15,718
       Income taxes payable ..............................          --          727           71           --          798
                                                             ---------    ---------    ---------    ---------    ---------
          Total current liabilities ......................          --       26,479        5,878       (2,713)      29,644
Long-term debt, less current
   maturities ............................................          --       42,143       10,934         (286)      52,791
Accrued loss and damage claims ...........................          --        5,065           --           --        5,065
Environmental liabilities
Other long term liabilities

Deferred income tax ......................................          --       25,340        1,664           --       27,004
                                                             ---------    ---------    ---------    ---------    ---------
          Total liabilities ..............................          --       99,027       18,476       (2,999)     114,504
Mandatorily redeemable common stock ......................          --           --           --           --           --
Mandatorily redeemable preferred stock ...................          --           --           --           --           --
Minority interest in subsidiaries ........................          --           --           --           --           --
Shareholders' equity:
       Common stock and
        additional paid-in capital .......................      30,504       21,794        8,694      (30,488)      30,504
       Retained earnings .................................      49,241       48,816          425      (49,241)      49,241
       Stock recapitalization ............................          --           --           --           --           --
       Cumulative translation
        adjustments ......................................        (213)          --         (197)         197         (213)
       Note receivable ...................................          --           --           --           --           --
                                                             ---------    ---------    ---------    ---------    ---------
          Total shareholders' equity .....................      79,532       70,610        8,922      (79,532)      79,532
                                                             ---------    ---------    ---------    ---------    ---------
                                                             $  79,532    $ 169,637    $  27,398    $ (82,531)   $ 194,036
                                                             =========    =========    =========    =========    =========

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


                     CONSOLIDATING STATEMENTS OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1998

                                                                       GUARANTOR    NON-GUARANTOR
                                                              PARENT  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                              ------  ------------  -------------- ------------  ------------
Operating revenues
       Transportation ....................................   $      --    $ 331,377    $  23,991    $    (346)   $ 355,022
       Other .............................................          --       42,185        1,230         (699)      42,716
                                                             ---------    ---------    ---------    ---------    ---------

          Total revenues .................................          --      373,562       25,221       (1,045)     397,738
Operating expenses
       Purchased transportation ..........................          --      223,858        2,820       (1,045)     225,633
       Option expense ....................................          --       14,678           --           --       14,678
       Depreciation and amortization .....................          --       27,478        3,565           --       31,043
       Other operating expenses ..........................          --      101,377       16,441           --      117,818
                                                             ---------    ---------    ---------    ---------    ---------

          Operating income or (loss) .....................          --        6,171        2,395           --        8,566
Interest expense, net ....................................     (14,290)      (4,774)        (727)          --      (19,791)
Other income .............................................          --          164           --           --          164
Equity in earnings of subsidiaries .......................      (1,145)          --           --        1,145           --
                                                             ---------    ---------    ---------    ---------    ---------
       Income (loss) before taxes ........................     (15,435)       1,561        1,668        1,145      (11,061)
Income taxes .............................................       5,344         (641)        (656)                    4,047
Minority interest ........................................          --          (74)          --           --          (74)
                                                             ---------    ---------    ---------    ---------    ---------
Net income (loss) before extraordinary
       item ..............................................     (10,091)         846        1,012        1,145       (7,088)
Extraordinary item .......................................          --       (3,008)         (69)          --       (3,077)
                                                             ---------    ---------    ---------    ---------    ---------
Net income (loss) ........................................   $ (10,091)   $  (2,162)   $     943    $   1,145    $ (10,165)
                                                             =========    =========    =========    =========    =========

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


                     CONSOLIDATING STATEMENTS OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1997

                                                                        GUARANTOR   NON-GUARANTOR
                                                              PARENT   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                              ------   ------------  ------------- ------------  ------------
Operating revenues
       Transportation ....................................   $      --    $ 233,620    $  33,380    $    (631)   $ 266,369
       Other .............................................          --       19,322          794         (438)      19,678
                                                             ---------    ---------    ---------    ---------    ---------

          Total revenues .................................          --      252,942       34,174       (1,069)     286,047
Operating expenses
       Purchased transportation ..........................          --      167,462       11,724       (1,069)     178,117
       Depreciation and amortization .....................          --       14,708        2,627           --       17,335
       Other operating expenses ..........................          --       50,794       18,708           --       69,502
                                                             ---------    ---------    ---------    ---------    ---------

          Operating income or (loss) .....................          --       19,978        1,115           --       21,093
Interest expense, net ....................................          --       (2,553)        (622)          --       (3,175)
Other expense ............................................          --          (39)          --           --          (39)
Equity in earnings of subsidiaries .......................      10,483           --           --      (10,483)          --
                                                             ---------    ---------    ---------    ---------    ---------
       Income before taxes ...............................      10,483       17,386          493      (10,483)      17,879
Income taxes .............................................          --       (7,160)        (236)          --       (7,396)
                                                             ---------    ---------    ---------    ---------    ---------
Net income ...............................................   $  10,483    $  10,226    $     257    $ (10,483)   $  10,483
                                                             =========    =========    =========    =========    =========

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


                     CONSOLIDATING STATEMENTS OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1996

                                                                         GUARANTOR     NON-GUARANTOR
                                                              PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                              ------    ------------  --------------  ------------  ------------
Operating revenues
       Transportation ....................................   $      --    $ 194,297    $  23,889       $    (374)   $ 217,812
       Other .............................................          --       18,211           --            (424)      17,787
                                                             ---------    ---------    ---------       ---------    ---------

          Total revenues .................................                  212,508       23,889            (798)     235,599
Operating expenses
       Purchased transportation ..........................          --      139,229        7,464            (798)     145,895
       Depreciation and amortization .....................          --       12,530        1,362              --       13,892
       Other operating expenses ..........................          --       43,323       14,269              --       57,592
                                                             ---------    ---------    ---------       ---------    ---------

          Operating income or (loss) .....................          --       17,426          794              --       18,220
Interest expense, net ....................................          --       (3,017)        (477)             --       (3,494)
Other income .............................................          --          215           --              --          215
Equity in earnings of subsidiaries .......................       8,837           --           --          (8,837)          --
                                                             ---------    ---------    ---------       ---------    ---------
       Income before taxes ...............................       8,837       14,624          317          (8,837)      14,941
Income taxes .............................................          --       (5,954)        (150)             --       (6,104)
                                                             ---------    ---------    ---------       ---------    ---------
Net income ...............................................   $   8,837    $   8,670    $     167       $  (8,837)   $   8,837
                                                             =========    =========    =========       =========    =========

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1998

                                                                         GUARANTOR     NON-GUARANTOR
                                                            PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                            ------      ------------  --------------  ------------  ------------
Cash provided by (used for) operating activities:
       Net income (loss) .................................   $ (10,091)   $  (2,162)   $     943       $   1,145    $ (10,165)
       Adjustments for non cash
        charges ..........................................      10,091       16,208        3,647              --       29,946
       Changes in assets and liabilities .................          --       (1,992)         210          (1,145)      (2,927)
                                                             ---------    ---------    ---------       ---------    ---------
          Net cash provided by (used
             for) operating activities ...................          --       12,054        4,800              --       16,854
Investing activities:
       Acquisition of subsidiary .........................    (264,016)          --           --              --     (264,016)
       Capital expenditures ..............................          --      (21,631)      (8,134)             --      (29,765)
       Proceeds from asset dispositions ..................          --        4,026          480              --        4,506
       Other .............................................          --         (258)          --              --         (258)
                                                             ---------    ---------    ---------       ---------    ---------
          Net cash used for investing
             activities ..................................    (264,016)     (17,863)      (7,654)             --     (289,533)
Financing activities:
       Proceeds from issuance of long
        term debt and capital leases .....................     433,000                     9,807              --      442,807
       Payment of obligations ............................                  (45,279)     (11,898)             --      (57,177)
       Recapitalization expenditures .....................    (188,324)                      (55)             --     (188,379)
       Issuance of common stock--net .....................      74,323           --           --              --       74,323
       Other .............................................          --         (161)          --              --         (161)
       Net change in intercompany
          balances .......................................     (54,983)      49,825        5,158              --           --
                                                             ---------    ---------    ---------       ---------    ---------
        Net cash provided by
          financing activities ...........................     264,016        4,385        3,012              --      271,413
                                                             ---------    ---------    ---------       ---------    ---------

       Net increase in cash ..............................          --       (1,424)         158              --       (1,266)
       Effect of exchange rate changes on
        cash .............................................          --           --          (26)             --          (26)
       Cash, beginning of period .........................          --          703          674              --        1,377
                                                             ---------    ---------    ---------       ---------    ---------
       Cash, end of period ...............................   $      --    $    (721)   $     806       $      --    $      85
                                                             =========    =========    =========       =========    =========

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1997

                                                                         GUARANTOR     NON-GUARANTOR
                                                            PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                            ------      ------------  --------------  ------------  ------------
Cash provided by (used for) Operating activities:
       Net income (loss) .................................   $  10,483    $  10,225    $     258       $ (10,483)   $  10,483
       Adjustments for non cash
        charges ..........................................     (10,483)      17,912        2,725          10,483       20,637
       Changes in assets and liabilities .................          --       (2,940)       2,288           3,364        2,712
                                                             ---------    ---------    ---------       ---------    ---------
          Net cash provided by (used
             for) operating activities ...................          --       25,197        5,271           3,364       33,832
                                                             ---------    ---------    ---------       ---------    ---------
Investing activities:
       Capital expenditures ..............................          --      (23,043)     (12,078)             --      (35,121)
       Proceeds from asset dispositions ..................          --          800        1,341              --        2,141
       Payments received on other
        receivables ......................................          --        1,197           --              --        1,197
       Other .............................................          --          142          (49)             --           93
                                                             ---------    ---------    ---------       ---------    ---------
          Net cash used for investing
             activities ..................................          --      (20,904)     (10,786)             --      (31,690)
                                                             ---------    ---------    ---------       ---------    ---------
Financing activities:
       Proceeds from issuance of long
        term debt and capital leases .....................          --           --        4,345              --        4,345
       Payment of obligations ............................          --       (3,948)      (2,421)            201       (6,168)
       Issuance of common stock--net .....................         320           --        3,545          (3,545)         320
       Net change in intercompany
        balances .........................................        (320)         320           --              --           --
                                                             ---------    ---------    ---------       ---------    ---------
          Net cash provided by
             financing activities ........................          --       (3,628)       5,469          (3,344)      (1,503)
                                                             ---------    ---------    ---------       ---------    ---------

       Net increase (decrease) in cash ...................          --          665          (46)             20          639
       Effect of exchange rate changes on
        cash .............................................          --           --           63             (20)          43
       Cash, beginning of period .........................          --           38          657              --          695
                                                             ---------    ---------    ---------       ---------    ---------
       Cash, end of period ...............................   $      --    $     703    $     674       $      --    $   1,377
                                                             =========    =========    =========       =========    =========

                            MTL INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                        (IN 000'S) EXCEPT PER SHARE DATA


                      CONSOLIDATING STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1996


                                                                         GUARANTOR     NON-GUARANTOR
                                                            PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                            ------      ------------  --------------  ------------  ------------
Cash provided by (used for)
  Operating activities:
       Net income ........................................   $   8,837    $   8,670    $     167        $  (8,837)   $   8,837
       Adjustments for non cash
        charges ..........................................      (8,837)      14,227        2,869            8,837       17,096
       Changes in assets and
        liabilities ......................................          --       (1,519)      (2,476)             366       (3,629)
                                                             ---------    ---------    ---------        ---------    ---------
          Net cash provided by
             (used for) operating
             activities ..................................          --       21,378          560              366       22,304
                                                             ---------    ---------    ---------        ---------    ---------
Investing activities:
       Capital expenditures ..............................          --      (20,244)        (333)              --      (20,577)
       Proceeds from asset
        dispositions .....................................          --        2,053          180               --        2,233
       Acquisition of subsidiary .........................          --       (4,725)          --               --       (4,725)
       Payments received on other
        receivables ......................................          --        1,026           --               --        1,026
       Other .............................................          --          263           --               --          263
                                                             ---------    ---------    ---------        ---------    ---------
          Net cash used for
             investing activities ........................          --      (21,627)        (153)              --      (21,780)
                                                             ---------    ---------    ---------        ---------    ---------
Financing activities:
       Proceeds from sale of lease
        receivables ......................................          --        1,181           --               --        1,181
       Proceeds from issuance of long
        term debt and capital leases .....................          --       31,000        4,410             (366)      35,044
       Payment of obligations ............................          --      (32,264)      (4,144)              --      (36,408)
       Issuance of common stock--
        net ..............................................          48           --           --               --           48
       Net change in intercompany
        balances .........................................         (48)          48           --               --           --
                                                             ---------    ---------    ---------        ---------    ---------
          Net cash provided by
             financing activities ........................          --          (35)         266             (366)        (135)
                                                             ---------    ---------    ---------        ---------    ---------

Net increase (decrease) in cash ..........................          --         (284)         673               --          389
Effect of exchange rate changes on
   cash ..................................................          --           --          (16)              --          (16)
Cash, beginning of period ................................          --          322           --               --          322
                                                             ---------    ---------    ---------        ---------    ---------
Cash, end of period ......................................   $      --    $      38    $     657        $      --    $     695
                                                             =========    =========    =========        =========    =========


Exhibit No.                        Description
-----------                        -----------

2.1 -- Agreement and Plan of Merger, dated as of February 10, 1998, by and among MTL and Sombrero Acquisition Corp.*

2.2 -- Agreement and Plan of Merger, dated as of June 9, 1998, by and among Palestra Acquisition Corp., CLC and the shareholders of CLC.*

2.3   -- Amendment No. 1 to the Agreement and Plan of Merger, dated as of
         July 27, 1998, by and among Palestra Acquisition Corp., CLC and the shareholders of CLC.*

2.4   -- Amendment No. 2 to the Agreement and Plan of Merger, dated as of
         August 25, 1998, by and among Palestra Acquisition Corp., CLC and the shareholders of CLC.*

3.1   -- Articles of Incorporation of MTL.*



Exhibit No.                        Description
-----------                        -----------

3.2   -- Bylaws of MTL.*

4.1 -- Credit Agreement, dated as of June 9, 1998 and amended and restated as of August 28, 1998, between MTL, Levy Transport, Ltd., the lenders party thereto and Credit Suisse First Boston Corporation, as administrative agent.*

4.2 -- Indenture, dated as of June 9, 1998, by and among MTL, the Guarantors and United States Trust Company of New York, as trustee
         (including form of 10% Senior Subordinated Notes due 2006 and form of Floating Interest Rate Subordinated Term Securities due 2006).*

4.3 -- First Supplemental Indenture, dated as of August 28, 1998, by and among MTL, CLC and its subsidiaries as Guarantors, to the indenture dated as of June 9, 1998.*

4.4   -- Articles of Amendment for 13.75% Senior Exchangeable Preferred
         Stock.*

4.5   -- Articles of Amendment for 8% Redeemable Preferred Stock.*

4.6   -- Exchange Indenture re: 13.75% Senior Exchangeable Preferred Stock.*

4.7 -- Indenture, dated as of June 16, 1997 between CLC and First Union bank, as Trustee.*

4.8   -- First Supplemental Indenture, dated as of August 12, 1998, between
         CLC and First Union National bank to the indenture dated as of June
         16, 1997.*

4.9   -- Form of 10% Senior Subordinated Notes due 2006 (filed as part of
         Exhibit 4.2).*

4.10  -- Form of Floating Interest Rate Subordinated Term Securities due
         2006 (filed as part of Exhibit 4.2).*

4.11 -- Registration Rights Agreement, dated as of June 9, 1998, by and among MTL, the Guarantors and BT Alex. Brown Incorporated, Credit
         Suisse First Boston Corporation and Salomon Brothers Inc.*

10.1  -- MTL 1998 Employee Stock option Plan.*

10.2  -- Employment Agreement, dated as if February 10, 1998, by and between
         Charles J. O'Brien and Montgomery Tank Lines, Inc.*

10.3  -- Supplemental Letter dated as of February 10, 1998 to Employment
         Agreement between Charles J. O'Brien and Montgomery Tank Lines, Inc.*

10.4  -- Employment Agreement, dated as of February 10, 1998, by and between
         Richard J. Brandewie and Montgomery Tank Lines, Inc.*

10.5  -- Employment Agreement, dated as of February 10, 1998, by and between
         Marvin Sexton and Montgomery Tank Lines, Inc.*



Exhibit No.                        Description
-----------                        -----------

10.6  -- Consulting Agreement between Montgomery Tank Lines and Elton E.
         Babbit, dated February 10, 1998.*

10.7  -- Shareholders' Agreement by and between Elton E. Babbit, Charles J.
         O'Brien, Jr., Richard J. Brandewie, Marvin E. Sexton and Apollo, dated as of February 10, 1998.*

10.8  -- Non-Competition Agreement with Elton E. Babbit, dated as of
         February 10, 1998.*

10.9  -- Non-Competition Agreement with Gordon Babbit, dated as of February
         10, 1998.*

10.10 -- Management Agreement between Apollo and MTL, dated as of February
         10, 1998.*

10.11 -- Marvin Sexton Limited Recourse Secured Promissory Note, dated as if
         June 9, 1998.*

21.1     LIST OF THE SUBSIDIARIES OF MTL AS OF DECEMBER 31, 1998*


27       Financial Data Schedule (for SEC use only)


------------
* Incorporated herein by reference to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 Registration No. 333-66711.

(d) Reports on Form 8-K
        None.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       /s/ Charles J. O'Brien, Jr.
                                       ----------------------------------------
                                           Charles J. O'Brien, Jr.
                                           Chairman of the Board, President and
                                           Chief Executive Officer


Date: March 30, 1999

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


          Signature                                   Title                                   Date
          ---------                                   -----                                   ----
/s/ Charles J. O'Brien                     Chairman of the Board, President              March 30, 1999
-------------------------------------        and Chief Executive Officer
    Charles J. O'Brien                       (Principal Executive Officer)


/s/ Richard J. Brandewie                   Senior Vice President, Treasurer              March 30,. 1999
-------------------------------------        and Chief Financial Officer
    Richard J. Brandewie                     (Principal Financial and
                                             Accounting Officer)


/s/ Marvin E. Sexton
-------------------------------------      Director                                      March 30, 1999
    Marvin E. Sexton

/s/ Joshua J. Harris
-------------------------------------      Director                                      March 30, 1999
    Joshua J. Harris


-------------------------------------      Director
    Michael D. Weiner


-------------------------------------      Director
    Robert A. Katz


-------------------------------------      Director
    Marc J. Rowan

/s/ John H. Kissick
-------------------------------------      Director                                      March 30, 1999
    John H. Kissick


-------------------------------------      Director
    Philip J. Ringo


SUPPLEMENT INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         No annual report to security holders covering the Registrant's last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders during the 1998 fiscal year.