Form 10-Q
period 1999-03-31
MTL INC
filed 1999-05-18
CIK 922863

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934.

For the quarterly period ended             MARCH 31, 1999
                              -----------------------------------------------
                                             or
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

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at MARCH 31, 1999
------------------------------              ----------------------------------
(Common Stock, $.01 par value)                          2,140,000

                           MTL INC. AND SUBSIDIARIES

                                    INDEX


Part I  Financial Information                                    Page No.

        Item 1     Financial Statements

        Condensed consolidated balance sheets -
        March 31, 1999 (unaudited) and December 31, 1998           3-4
        Condensed consolidated statements of operations -
        three months ended March 31, 1999 and 1998 (unaudited)     5-6

        Condensed consolidated statements of cash flows -
        three months ended March 31, 1999 and 1998 (unaudited)       7

        Notes to condensed consolidated financial
        statements                                                 8-19

        Item 2     Management's Discussion and Analysis
                   Of Financial Condition and Results
                   of Operations

        Management's discussion and analysis of financial
        condition and results of operations                        20-22

Part II  Other Information

        Item 1     Legal proceedings                                 23

        Item 4     Submission of matters to a vote of
                   security holders                                  23

        Item 6     Exhibits

                   Reports on Form 8-K                               23

                   Signatures                                        24

                                  FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                           MTL INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                  March 31,       December 31,
                                                    1999             1998
                                                (Unaudited)            *
                                                -----------       ------------
ASSETS
Current Assets
 Cash                                           $  1,160         $      85
 Restricted cash                                      -             10,867
 Accounts receivable                              97,941            92,833
 Allowance for doubtful accounts                  (4,018)           (3,935)
 Current maturities of other receivables           1,260             1,260
 Notes receivable                                    733               784
 Inventories                                       2,071             2,001
 Prepaid expenses                                  8,849             7,751
 Prepaid tires                                     7,734             7,364
 Income tax receivable                             3,979             4,940
 Deferred income taxes                            13,772            11,559
 Other                                             5,177             3,793
                                                ---------        ---------
     Total Current assets                        138,658           139,302
Property, plant and equipment                    324,950           327,496
 Less - accumulated depreciation and
  amortization                                  (103,130)          (94,274)
                                                ---------        ----------
                                                 221,820           233,222

Intangibles and goodwill, net                    136,299           137,532
Insurance proceeds receivable                     30,965            45,916
Other Assets                                      26,274            27,274
                                                --------          ---------
                                                $554,016          $583,246
                                                ========          =========

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10-Q
                        PART 1  - FINANCIAL INFORMATION
                             MTL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                     (continued)

                                                   March 31,     December 31,
                                                     1999           1998
                                                  (Unaudited)        *
                                                  ----------      ----------
Current Liabilities
 Current maturities of indebtedness              $  2,949         $  3,461
 Accounts payable and accrued expenses             52,005           64,750
 Independent contractors payable                   13,123            8,339
 Other current liabilities                          9,020           10,362
 Income tax payable                                 1,685            1,546
                                                  -------          -------
     Total Current liabilities                     78,782           88,458

Long term debt, less current maturities           289,609          297,662
Capital lease obligations, less current
  maturities                                          191              208
Subordinated debt,                                140,000          140,000
Environmental liabilities                          66,583           69,956
Other long term obligations                         9,763            9,963
Accrued loss and damage claims                      3,290            3,290

Minority interest in subsidiaries                   4,829            4,825
Manditorily redeemable preferred stock             11,356           15,994
Redeemable common stock (30,239 shares)             1,210            1,210

Stockholders' equity (deficit)
  Common stock                                         21               20
  Additional paid-in-capital                      105,262          104,807
  Retained earnings                                34,526           38,495
  Stock recapitalization                         (189,589)        (189,589)
  Other stockholders' equity                         (419)            (655)
  Note receivable                                  (1,398)          (1,398)
                                                 ---------        ---------
  Total stockholders' equity (deficit)            (51,597)         (48,320)
                                                 ---------        --------
                                                 $554,016         $583,246
                                                 =========        ========

* Condensed from audited financial statements.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   FORM 10-Q
                       PART 1 - FINANCIAL INFORMATION
                          MTL INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (In thousands, except per share data)


                               Three months ended
                                   March 31,
                               1999         1998
                             -------      --------
Operating Revenues
Transportation               $128,854     $ 67,178
Other                          15,659        5,201
                             --------     --------
                              144,513       72,379

Operating Expenses
Purchased transportation       78,834       44,347
Depreciation and amortization  16,109        4,896
Compensation - options            -           -
Other operating expenses       45,500       17,782
                             ---------    --------
 Operating income               4,070        5,354
Interest expense, net           9,770          768
Other (income) expense            (35)          (7)
                             ---------    ---------
 Income (loss) before taxes    (5,665)       4,593
Income taxes                   (2,101)       1,884
Minority interest                   5          -
                              ---------   ---------
Net income (loss) before
  extraordinary item           (3,569)       2,709
Extraordinary item,
   net of tax                      -           -
                              ---------   ---------
Net income (loss)             $(3,569)     $ 2,709

Preferred stock dividends
 and accretions                  (401)         -
                              --------    ---------
Net income (loss) attributable
 to common shareholders       $(3,970)     $2,709
                              ========     =======




The accompanying notes are an integral part of these condensed consolidated financial statements.

                               FORM 10 - Q
                     PART 1 - FINANCIAL INFORMATION
                       MTL INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                       (In thousands, except per share data)


                                 Three months ended
                                       March 31,
                                     1999    1998
                                    ------   -----

Per Share Data:

 Basic earnings per common share
  Net income (loss) before
   extraordinary item               $(1.89)  $ 0.60
   Extraordiary item                 (0.00)     -
                                     ------   ------
    Net earnings (loss) per share   $(1.89)  $ 0.60
                                     ======  =======
  Weighted average shares outstanding 2,105  4,551
                                     ======  ======


 Diluted earnings per common per share
  Net income (loss) before
   extraordinary item                 N/A    $ 0.57
   Extraordinary item                 N/A      _
                                    ------  -------
      Net earnings per share          N/A    $ 0.57
                                    ======   =======
 Weighted average shares
       outstanding                    N/A    4,781
                                    ======   ======




The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                          MTL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited) - (In thousands)

                                                Three months ended March 31,
                                                 1999             1998
                                               -------            ------
Cash provided by (used for)
Operating activities:
      Net income (loss)                       ($ 3,569)           $ 2,709
      Adjustments for non cash charges          14,311              6,078
      Changes in assets and liabilities          2,146             (1,373)
                                              --------            --------
      Net cash provided by operating
        activities                              12,888              7,414

Investing activities:
      Other investments                              1               (357)
      Acquisition of subsidiary                     -                   -
      Capital expenditures                      (4,499)            (8,357)
      Proceeds from asset dispositions           1,184                258
      Other                                        (14)               239
                                               --------            --------
      Net cash provided by (used for)
        investing activities                    (3,328)            (8,217)

Financing activities:
      Proceeds from issuance of long
        term debt                                   -                1,973
      Payment of obligatios                      (8,851)              (972)
      Issuance of common stock                      456                -
      Issuance of preferred stock
      Recapitalization expenditures                   -                 -
      Other                                         (77)                -
                                                --------            --------
      Net cash provided by (used in)
        financing activities                     (8,472)              1,001
                                                --------           ---------
Net Increase (decrease) in cash                   1,088                 198
Effect of exchange rate changes on cash             (13)                (28)
Cash, beginning of period                            85               1,377
                                               ---------           ---------
Cash, end of period                            $  1,160            $  1,547
                                                ========           =========
Cash payments (refunds received) for:
      Interest                                  $ 6,598            $    873
      Income taxes                              $  (749)           $    269


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

                         MTL INC. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements

                                (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Basis of Presentation

The accompanying unaudited condensed, consolidated financial statements of MTL Inc.(the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-K dated March 30, 1999.

Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.


2. RECAPITALIZATION:


On June 9, 1998, the Company completed the transactions contemplated by an agreement with Sombrero Acquisition Corporation ("Sombrero"), an affiliate of Apollo Management L.P.("Apollo"), pursuant to which Sombrero merged with and into the Company. According to the terms of the merger agreement, the stock-holders of the Company (other than certain management shareholders) received $40.00 per share in cash. The total transaction value was approximatley
$250.0 million, including payment for outstanding stock options and payment of approximately $51.0 million in debt.

The transaction was accounted for as a leveraged recapitalization. The effect of the recapitalization on stockholders' equity was a charge of approximatley $189 million.

The recapitalization was funded by a cash equity investment of approximately $62.3 million from Apollo, members of the Company's existing management and third party financing sources. $140.0 million of senior subordinated debt was used to finance the acquisition along with $60.0 million dollars of senior secured bank debt. Additionally, a $75 million revolving credit facility is currently available to the Company for working capital and acquisition purposes.


      9                         FORM 10 - Q
                        ITEM 1 - Financial Statements
                          MTL INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)-(continued)
3. CHEMICAL LEAMAN ACQUISITION:

On August 28, 1998, the Company completed its agreement and plan of merger with Chemical Leaman Corporation ("CLC") and the shareholders of CLC in a transaction accounted for as a purchase.

The Company completed a tender offer to purchase CLC's 10 3/8 % senior notes due 2005 at a puchase price equal to:
(i) the present value on the payment date of $1,051.88 per note (the amount payable on June 15, 2001, which is the first date on which the notes are redeemable)("the Earliest Redemption Date")) and all future interest payments payable up to the Earliest Redemption Date, determined on the basis of a yield to the Earliest Redemption Date equal to the sum of (x) the yield on the 5 5/8 percent U.S. Treasury Notes due May 15, 2001, based on the bid price for such security as of 2:00 p.m., New York City time, on August 19, 1998, the third business day immediately preceeding the scheduled expiration date of the tender offer, plus (y) 75 basis points less (ii) a consent payment of $20.00 per $1,000.00 principal amount on notes for which a valid consent to certain matters relating to the notes is received in connection with the tender offer.

The sources of funds to consumate the merger included additional loans of $235.0 million, preferred equity of approximately $20.0 million and common equity of $12.0 million.

Approximately $136 million of the purchase price has been allocated to goodwill which is being amortized over a 40 year period.

On February 3, 1999 the Company entered into a settlement agreemeent with the former shareholders of CLC regarding the remaining consideration owed in the CLC acquisition. The agreement called for a payment of $3 million of restricted cash to the former shareholders as a settlement of final payment of amounts owed under the merger agreement and a cancellation of the 5,000 preferred shares issued in connection with the acquisition. This agreement resulted in the recording of additional goodwill of approximatley $3 million.

Giving effect to the CLC acquisition as of January 1, 1998 on a proforma basis results in the following: revenue three months ending March 31, 1998 $157.3 million, net income three months ending March 31, 1998 $3.6 million, basic earnings per share three months ended March 31, 1998 $1.51.

4. NEW ACCOUNTING PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income"
("SFAS 130"). SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the stockholders' equity section of the consolidated balance sheets for annuual financial statements. The Company adopted SFAS 130 in 1998 and accordingly, Comprehensive Income is as follows:

                                   FORM 10 - Q
                          ITEM 1 - Financial Statements
                            MTL INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           (Unaudited)-(continued)

                                        Three Months Ended
                                            March 31,
                                         1999     1998
                                       -------  --------
Net income (loss)                      $(3,569) $ 2,709
Other comprehensive income, net of tax:
Foreign currency translation adjustments   235       19
                                       -------- --------
  Comprehensive income (loss)          $(3,334) $ 2,728
                                       ======== ========

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-1 for the period ending December 31, 1999.

5. DERIVATIVES

The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and foreign exchange rates.
The instruments primarily used to mitigate these risks are interest rate swaps and foreign exchange contracts. All derivative instruments held by the Company are designed as hedges and accordingly, the gains and losses from changes in derivative fair values are deferred. Gains and losses upon settle-ment are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. The Company is exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions; and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps or foreign exchange contracts for trading purposes.

The Company currently has appproximately $340 million of variable interest debt. The Company has entered into interest rate swap agreements designed as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At March 31, 1999 the Company had interest rate swaps with a notional amount of $100 million. The notional amounts do not represent a measure of exposure of the Company. The Company will pay counterparties interest at a fixed rate ranging from 5.41% to 5.48%, and the counter parties will pay the Company interest at at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at March 31, 1999 was 5.03%. These agreements mature and renew every three months and expire on

                                  FORM 10 - Q

                         Item 1 - Financial Statements

                            MTL INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                          (Unaudited) - (continued)

September 2, 2001. A 10% fluctuation in interest rates would have a $1.9 million impact, net of interest rate swap agreements, on future earnings.

The Company has entered into short-term foreign currency agreements to exchange US dollars (US $1,650) for Canadian dollars (CN $2,503). The purpose of these agreements are to hedge against fluctuations in foreign currency exchange rates. The Company is required to make US dollar payments at fixed exchange rates ranging from 1.5126 to 1.5238, and as such, the market risk based upon a 10% fluctuation in the exchange rate in immaterial.

6. GUARANTOR SUBSIDIARIES:

The 10% Series B Senior Subordinated Notes issued in June 1998 and due 2006 are unconditionally guaranteed on a senior unsecured basis pursuant to guarantees by all the Company's direct and indirect domestic subsidiaries ("The Guarantors"). In 1996, the Company acquired Levy Transport, Ltd, a Canadian corporation, which is a non-guarantor subsidiary.

The Company conducts all of its business through and derives virtually all its income from its subsidiaries. Therefore, the Company's ability to make required principal and interest payments with respect all to the Company's debt depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries. The subsidiary guarantors are wholly owned subsidiarys of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis.

The Company has not presented seperate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the Notes.

The following condensed consolidating financial information presents:

1. Balance Sheets as of March 31, 1999 and 1998.

2. Statements of Operations for the three months ended March 31,1999 and 1998.

3. Statements of Cash Flows for the three months ended March 31,1999 and 1998.

4. The parent company and combined guarantor subsidiaries.

5. Elimination entries necessary to consolidate the parent company and all its subsidiaries.

                                  FORM 10-Q
                           MTL INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATING BALANCE SHEET
                               MARCH 31, 1999
                                 (Unaudited)
                               (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                             Parent     Subs     tor Subs   Elim's    idated
                           ---------  --------  --------   -------  --------
ASSETS
Current Assets
 Cash and cash equivalents $   -      $    330     $  830 $     -    $  1,160
 Accounts receivable, net      -        87,893      6,030       -      93,923
 Inventories                   -         1,819        252        -      2,071
 Prepaid expenses and
  other current assets         -        40,706        798       -      41,504
                            --------  --------   --------  -------- ---------
     Total Current assets       -      130,748       7,910       -    138,658


 Property and equipment,net     -      200,134     21,686       -     221,820
 Intangibles & goodwill,net     -      135,211      1,088       -     136,299
 Insurance proceeds receivable  -       30,965          -        -     30,965
 Other assets                100,000    26,043        231  (100,000)   26,274
 Investment in Subsidiaries  284,642       -           -   (284,642)      -
                            ---------  --------  --------   --------  -------
                            $384,642  $523,101    $30,915 $(384,642) $554,016
                            ========  =========  ========  ========= =========

                                    FORM 10-Q
                             MTL INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                            CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 1999
                    (Unaudited) -  (In thousands, continued)

                                      Guarantor   Non-Guaran-         Consol-
                             Parent     Subs      tor Subs    Elim's   idated
                            ---------  ---------- ---------  -------  -------
Current Liabilities
 Current maturities of
  indebtedness              $ 2,949  $     -     $     -       _    $  2,949
 Accounts payable and
  accrued expenses              -       48,495      3,510      -      52,005
 Independent contractors
  payable                       -       12,957        166      -      13,123
 Other current liabilities      -        7,582      1,438      -       9,020
 Income tax payable             -        1,342        343      -       1,685
                             ---------  --------  --------  -------   -------
  Total Current liabilities    2,949    70,376      5,457      -      78,782
Bank debt, less
 current maturities          280,724        -       8,885      -     289,609
Capital lease obligations,
 less current maturities        -          191        -        -         191
Subordinated debt, less
 current maturities          140,000   100,000        -    (100,000) 140,000
Environmental liabilities       -       66,583        -        -      66,583
Other long term liabilities     -        9,763        -        -       9,763
Deferred income taxes           -       (1,931)     1,931      -         -
Accrued loss and damage claims  -        3,290       -        -        3,290
Commitments & contingent liab.  -          -         -        -          -
Minority interest in subs       -        4,829       -        -        4,829
Mandatorily redeemable
 preferred stock              11,356       -         -        -       11,356
Redeemable common stock        1,210       -         -        -        1,210
Stockholders' equity
 Common stock and
  Additional paid-in-capital 105,283   222,314    15,084 (237,398)   105,283
  Retained earnings           34,526    47,687        52  (47,739)    34,526
  Stock recapitalization    (189,589)      -         (55)      55   (189,589)
  Other stockholders' equity    (419)      -        (439)     439       (419)
  Note receivable             (1,398)      -          -        -      (1,398)
                             --------  --------  --------- --------  --------
  Total stockholders'
   equity or (deficit)       (51,597)  270,000    14,642  (284,642)  (51,597)
                             -------- ---------  -------- --------  --------
                            $384,642  $523,101   $30,915 ($384,642) $554,016
                            ========  ========   ======== ========= ========

* Condensed from audited financial statements.

                                  FORM 10-Q
                           MTL INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATING BALANCE SHEET
                               DECEMBER  31, 1998
                                 (Unaudited)
                               (In thousands)

                                      Guarantor  Non-Guaran-         Consol-
                             Parent     Subs     tor Subs   Elim's    idated
                           ---------  --------  ---------  -------  ---------
ASSETS
Current Assets
 Cash and cash equivalents $   -      $   (721)   $    806  $  -    $     85
 Accounts receivable, net      -        85,867       3,031     -      88,898
 Inventories                   -         1,740         261     -       2,001
 Prepaid expenses and
  other current assets         -        46,627       1,691     -      48,318
                            --------  --------    --------  -------- ---------
     Total Current assets       -      133,513       5,789     -     139,302


 Property and equipment,net     -      211,905      21,317       -    233,222
 Intangibles & goodwill,net     -      136,276       1,076       -    137,352
 Insurance proceeds receivable  -       45,916         -        -      45,916
 Other assets                100,000    27,454         -   (100,000)   27,454
 Investment in Subsidiaries  301,391       -           -   (301,391)      -
                            ---------  --------  --------   --------  -------
                            $401,391  $555,064    $28,182 $(401,391) $583,246
                            ========  =========   =======  ========= ========

                                    FORM 10-Q
                             MTL INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                            CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998
                       (Unaudited, in thousands, continued)

                                      Guarantor   Non-Guaran-         Consol-
                             Parent     Subs      tor Subs    Elim's   idated
                            ---------  ---------- ---------  -------  -------
Current Liabilities
 Current maturities of
  indebtedness              $ 3,153  $     208    $   100      _     $  3,461
 Accounts payable and
  accrued expenses              -       60,532      4,218      -       64,750
 Independent contractors
  payable                       -        8,266         73      -        8,339
 Other current liabilities      -       10,362         -       -       10,362
 Income tax payable             -        1,331        215      -        1,546
                             ---------  --------  --------  -------   -------
  Total Current liabilities    3,153    80,699      4,606      -       88,458
Bank debt, less
 current maturities          289,146   100,000      8,516  (100,000)  297,662
Capital lease obligations,
 less current maturities         208      -            -        -         208
Subordinated debt, less
 current maturities          140,000      -            -        -     140,000
Environmental liabilities       -       69,956        642       -      69,956
Other long term liabilities     -        9,321         -        -       9,963
Deferred income taxes           -          -                  -           -
Accrued loss and damage claims  -        3,290         -        -       3,290
Commitments & contingent liab.  -          -           -        -         -
Minority interest in subs       -        4,825         -        -       4,825
Mandatorily redeemable
 preferred stock              15,994      -          -         -       15,994
Redeemable common stock        1,210      -          -         -        1,210
Stockholders' equity
 Common stock and
  Additional paid-in-capital 104,827   241,381     15,082 (256,463)   104,827
  Retained earnings           38,495    45,592         69  (45,661)    38,495
  Stock recapitalization    (189,589)                 (54)      54   (189,589)
 Other stockholders' equity     (655)       -        (679)     679       (655)
  Note receivable             (1,398)       -          -        -      (1,398)
                             --------  --------   --------- -------- -------
  Total stockholders'
   equity or (deficit)       (48,320)   286,973    14,418  (301,391)  (48,320)
                             -------    -------   --------  --------  -------
                            $401,391   $555,064   $28,182 ($401,391) $583,246
                             =======   ========   ======= =========  ========

* Condensed from audited financial statements.

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    MTL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENED MARCH 31, 1999
                (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -     $122,685   $  6,169       -    $128,854
Other                           -       15,323        336       -      15,659
                            --------  --------   --------   --------  -------
                                -      138,008      6,505       -     144,513
Operating Expenses
Purchased transportation        -       78,162        672       -      78,834
Depreciation and amortization   -       15,203        906       -      16,109
Compensation - options          -           -          -        -          -
Other operating expenses        -       41,128      4,372       -      45,500
                           ---------  --------    --------  --------  -------
 Operating income (loss)        -        3,515        555       -       4,070
Interest expense, net        9,620          -         150       -       9,770
Other (income) expense          -          (35)        -        -         (35)
Equity in earnings (loss)
 of Subsidiaries             2,336         -           -     (2,336)     -
                           ---------  ---------   --------  ---------  ------
 Income (loss) before taxes (7,285)      3,550        405    (2,336)   (5,665)
Income taxes                (3,716)      1,456        159        -     (2,101)
Minority interest                            5                              5
                           ---------   ---------  --------  --------   ------
Net income (loss) before
  extraordinary item        (3,569)      2,090        246    (2,336)   (3,569)
Extraordinary item,
  net of tax                    -          -           -          -        -
                           ---------    ---------  -------  --------  -------
Net income (loss)          ($3,569)     $2,090     $  246   ($2,336)  ($3,569)
                           =========    =========  =======  ========  =======

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    MTL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENED MARCH 31, 1998
                (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -     $ 61,397   $  5,781       -    $ 67,178
Other                           -        4,772        429       -       5,201
                            --------  --------   --------   --------  -------
                                -       66,169      6,210       -      72,379
Operating Expenses
Purchased transportation        -       43,347      1,000       -      44,347
Depreciation and amortization   -        4,045        851       -       4,896
Compensation - options          -           -          -        -          -
Other operating expenses        -       13,902      3,880       -      17,782
                           ---------  --------    --------  --------  -------
 Operating income (loss)        -        4,875        479       -       5,354
Interest expense, net           -          583        185       -         768
Other expense                   -           (4)        (3)      -          (7)
Equity in earnings (loss)
 of Subsidiaries              2,709         -           -     (2,709)     -
                           ---------  ---------   --------   ---------  ------
 Income (loss) before taxes   2,709      4,296        297     (2,709)   4,593
Income taxes                    -        1,761        123        -      1,884
                           ---------   ---------  --------   --------   ------
Net income (loss) before
  extraordinary item          2,709      2,535        174     (2,709)   2,709
Extraordinary item,
  net of tax                    -          -           -          -        -
                           ---------    ---------  -------   -------   ------
Net income (loss)             2,709      2,535        174     (2,709)   2,709
                           ---------    ---------  -------   -------   ------
Preferred stock dividends       -          -           -          -       -
   Net income (loss)
  attributable to common
   shareholders             $ 2,709   $  2,535      $ 174    ($2,709) $ 2,709
                           ========    ========    =======   ========  ======




       18                           FORM 10-Q
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MTL INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS THREE MONTHS ENDED MARCH 31,1999 (Unaudited) - (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                               Parent    Subs     tor Subs   Elim's    idated
                              -------  --------- ----------  ------- ----------
Cash provided by (used for)
Operating activities:
Net income (loss)            $(3,569) $ 2,090     $   246   ($2,336) $ (3,569)
Adjustments for non
 cash charges                  3,569    9,735       1,007              14,311
Changes in assets/liabilities    -          9       (198)     2,336     2,146
                            -------- ---------  ---------  --------  --------
 Net cash provided by
  operating activities           -     11,833       1,055        -     12,888
Investing activities:
 Acquisition of subsidiary       -         -           -         -         -
 Capital expenditures            -     (3,595)       (904)       -     (4,499)
 Proceeds from asset
   dispositions                  -      1,035         149        -      1,184
 Other                           -        (13)         -          -       (13)
                             -------- ---------   ---------  -------- -------
  Net cash provided by (used
   for)investing activities      -     (2,573)       (755)        -    (3,328)
Financing activities:
 Proceeds from issuance of
  long term debt                 -         -           -         -        -
 Payment of obligations          -      (8,851)        -         -     (8,851)
 Issuance of common stock        456       -           -         -        456
 Issuance of preferred stock               -           -         -        -
 Recapitalization expenditures
 Other                                     186        (263)      -        (77)
 Net change in intercompany
  balances                      (456)      456
                            --------  ----------   ---------- ------- --------
  Net cash provided by
   financing activities          -      (8,209)      (263)       -     (8,472)
                            --------  ----------   ---------- -------  -------
Net increase (decrease) in
   cash                          -       1,051         37        -      1,088
Effect of exchange rate
 changes on cash                 -          -         (13)       -        (13)
Cash, beginning of period        -        (721)       806         -        85
                            ---------  ---------     --------- ------- -------
Cash, end of period              -     $   330     $  830        -    $ 1,160
                            =========  =========    ========== ======= =======



       19                           FORM 10-Q
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MTL INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS THREE MONTHS ENDED MARCH 31,1998 (Unaudited) - (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                               Parent    Subs     tor Subs   Elim's    idated
                              -------  --------- ----------  ------- ----------
Cash provided by (used for)
Operating activities:
Net income (loss)            $ 2,709  $ 2,535     $   174   ($2,709)  $ 2,709
Adjustments for non
 cash charges                 (2,709)   5,165         913     2,709     6,078
Changes in assets/liabilities    -     (1,058)       (315)       -     (1,373)
                             -------- ---------  ---------  --------  --------
 Net cash provided by
  operating activities           -      6,642         772       -       7,414
Investing activities:
 Acquisition of subsidiary       -         -           -         -         -
 Capital expenditures            -     (3,653)     (4,704)       -     (8,357)
 Proceeds from asset
   dispositions                  -        165          93        -        258
 Other                           -       (118)          -        -       (118)
                             -------- ---------   ---------  -------- -------
  Net cash used for investing
        activities               -     (3,606)     (4,611)       -     (8,217)
Financing activities:
 Proceeds from issuance of
  long term debt                 -        117       1,856         -     1,973
 Payment of obligations          -       (721)       (251)        -      (972)
 Issuance of common stock        -     (2,627)      2,627         -        -
 Issuance of preferred stock     -            -         -         -        -
 Recapitalization expenditures
 Other                                    825        (825)        -        -
 Net change in intercompany
  balances
                            --------  ----------   ---------- ------- ------
  Net cash provided by
   financing activities          -     (2,406)      3,407       -      1,001
                            --------  ----------   ---------- -------  ------
Net increase (decrease) in
   cash                          -        630         432        -       198
Effect of exchange rate
 changes on cash                 -        (34)          6        -       (28)
Cash, beginning of period        -        703         674        -     1,377
                            ---------  ---------     --------- ------- ------
Cash, end of period              -    $ 1,299      $  248        -    $1,547
                            =========  =========    ========= ======= =======


                                 FORM 10-Q
                       PART 1 - FINANCIAL INFORMATION
                          MTL INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            FIRST QUARTER 1999 COMPARED TO THE FIRST QUARTER 1998

The Company's comparative operating results for the first quarter of 1999 were materially affected by the recapitalization accounting resulting from the June 30, 1998 transaction with an affiliate of Apollo Management L.P. and the acquisition of Chemical Leaman on August 28, 1998.

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

For the quarter ended March 31, 1999, revenues totaled $144.5 million, a 50.1% increase over revenues of $72.4 million for the same period in 1998. The Company attributes its increased revenue to the acquisition of CLC.

For the quarter ended March 31, 1999, operating income totaled $4.1 million, representing a 24.0% decrease compared to $5.4 million for the same period in 1998. This decrease is primarily due to a $6.0 million charge to depreciation and amortization attributable to the reduction in the usefull life of acquired computer software which will be replaced in the trucking operation. Without this charge operating income would have been $10.1 million, an increase of $4.7 million or 88.1%. Operating income was also impacted by the amortization of goodwill recognized with the acquisition of Chemical Leaman.

The operating ratio increased by 4.6 % due primarily to the aforementioned change relating to acquired computer software. Without this charge the operating ratio would have increased only 0.5%, due to the inclusion of CLC which has historically had a higher operating ratio.

Net interest expense increased to $9.8 million in the quarter ended
March 31 1999, from $0.8 million in the quarter ended March 31, 1998. This increase is the result of the increased debt arising from the leveraged recapitalization and the acquisition of Chemical Leaman.

The pretax loss for the quarter ended March 31, 1999 totaled $5.7 million compared to $4.6 million profit for the same period in 1998.
Pretax income decreased primarily due to the decrease in operating income and the increase in interest expense both discussed above.

For the quarter ended March 31,1999, the Company's net loss, was $3.6 million compared with $2.7 million profit for the same period last year. This was the result of decreased pretax income previously discussed above.

Basic weighted average shares outstanding decreased from 4,551,000 in the first quarter of 1998 to 2,105,000 in the first quarter of 1999 due to the recapitalization. As of March 31, 1999, a total of 2,140,000 shares were outstanding.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

                           MTL INC. AND SUBSIDIARIES




Liquidity and Capital Resources




The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions. Net cash provided by operating activities totaled $12.9 million for the three months ended March 31,1999, versus $7.4 million for the same period in 1998. This increase is due to the settlement with the former shareholders of CLC.


The cash used in financing activities totaled $8.5 million during the three month period ended March 31, 1999, compared to $1.0 million provided in the the comparable period in 1998. This difference is due to the increased payment of debt.

Cash used for investing activities totaled $3.3 million for the three month period ended March 31, 1999, compared to $8.2 million used for the comparable 1998 period. This reduction in cash used was the result of fewer capital expenditures.

Capital was used primarily to acquire additional revenue equipment to expand the Company's operations.

As a result of the leveraged recapitalization transaction and the Chemical Leaman acquisition, the Company has significantly increased its outstanding long term debt.

The Company obtained a $285,000,000 credit facility with a group of banks maturing at various times from June of 2004 to 2006. Additionally, the Company has a revolving credit facility available in the amount of $75.0 million until June 9, 2004.

As of March 31,1999, the Company has available $ 66.3 million under this revolving credit facility. The Company also has $100.00 million in 10% senior subordinated notes due in 2006 and $40.0 million in floating interest rate subordinated term securities also due in 2006.


The Company's management believes that borrowings under these loan agreements, together with available cash and internally generated funds, will be sufficient to fund MTL's continued growth and meet its working capital requirements for the foreseeable future.

                                FORM 10 -Q
                       PART 1 - FINANCIAL INFORMATION
YEAR 2000

Some of MTL's older computer programs and systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using "00" as the year 1900 rather than 2000. This could cause a system failure or other miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

MTL has developed a plan to ensure that its systems are compliant with the requirements to process transactions in the year 2000. Most of MTL's combined systems implementation effort is now directed toward the migration of the CLC billing, settlement and financial reporting systems from mainframe based systems which are not Year 2000 compliant. The target completion date for changeover of the critical systems is September 30,1999. The estimated cost of MTL's completed and remaining replacement and modification for the year 2000 issue is not expected to be material to MTL's earnings or financial position. Due to cost considerations and MTL's belief that its critical systems will be compliant by the end of the third quarter of 1999, MTL has determined not to develop or maintain a contingency plan.

MTL has also done an assessment of its non-IT systems. MTL has determined that it currently owns approximatley 300 Qualcom units which are located in its trucks and deal with the communication to the trucks, which have embedded chips that are not Year 2000 compliant. These units are not an integral part of the operation of MTL's business. These units have been earmarked to be upgraded over the next six months and MTL does not expect the costs of such units to be material. In addition to assessing its own Year 2000 compliance, MTL has had discussions with many of its major vendors and suppliers reguarding their Year 2000 compliance. MTL has received letters of compliance from many of its material partners and is in the process of obtaining such letters from others.

There can be no assurance that MTL's timetable will be met, that the programming changes required to accommodate current billing and driver settlement requirements will be completed in this time frame, or that such changes will not negatively impact MTL's ability to meet its customers or its drivers requirements or that MTL's failure to maintain a contingency plan will not have a material adverse effect on the Company.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations. Future financial and operating results of MTL may fluctuate as a result of these and other risk factors as detailed from time to time in company filings with the Securities and Exchange Commission.

                                   FORM 10-Q

                          PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings

     Reference is made to Item 3 on page 11 of the Company's Form 10-K for the year ended December 31, 1998. There have been no material changes in the Company's legal proceedings since this filing.

ITEM 4.    Submission of Matters to a Vote of Security Holders
           None

ITEM 6.  (a) Exhibits:  27 Financial Data Schedule (for SEC use only)


         (b) Reports on Form 8-K: None

                                  Signatures






                                                   MTL INC.
                                 -------------------------------------------


MAY 17, 1999                            /S/ CHARLES J. O'BRIEN, JR.
                                 -------------------------------------------
                                   CHARLES J. O'BRIEN, JR., (CEO, PRESIDENT)
                                  (DULY AUTHORIZED OFFICER)


MAY 17, 1999                             /S/ RICHARD J. BRANDEWIE
                                 -------------------------------------------
                                   RICHARD J. BRANDEWIE, (TREASURER)
                                  (PRINCIPAL FINANCIAL OFFICER)