Form 10-Q
period 1999-06-30
MTL INC
filed 1999-08-13
CIK 922863

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934.

For the quarterly period ended             JUNE 30, 1999
                              -----------------------------------------------
                                             or
{   }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ----------------------

Commission File Number:             0-24180
                       -------------------------------------------------------

                    Quality Distribution, Inc.  F/K/A    MTL Inc.
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Florida                                          59-3239073
------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             I.R.S. Employer
or organization)                                        Identification No.)
                                  MTL Inc.
------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

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

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at June 30, 1999
------------------------------              ----------------------------------
(Common Stock, $.01 par value)                          2,011,400

                 QUALITY DISTRIBUTION,INC. AND SUBSIDIARIES

                                    INDEX


Part I  Financial Information                                    Page No.

        Item 1     Financial Statements

        Condensed consolidated balance sheets -
        June 30, 1999 (unaudited) and December 31, 1998             3-4

        Condensed consolidated statements of operations -
        three months and six months ended June 30, 1999
        and 1998 (unaudited)                                        5-6

        Condensed consolidated statements of cash flows -
        six months ended June 30, 1999 and 1998 (unaudited)           7

        Notes to condensed consolidated financial
        statements                                                 8-21

        Item 2     Management's Discussion and Analysis
                   Of Financial Condition and Results
                   of Operations

        Management's discussion and analysis of financial
        condition and results of operations                        22-25

Part II  Other Information

        Item 1     Legal proceedings                                 26

        Item 4     Submission of matters to a vote of
                   security holders                                  26

        Item 6     Exhibits

                   Reports on Form 8-K                               26

                   Signatures                                        27

                                   FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                  QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                  June 30,        December 31,
                                                    1999             1998
                                                (Unaudited)            *
                                                -----------       ------------
ASSETS
Current Assets
 Cash                                           $  1,449         $      85
 Restricted cash                                      -             10,867
 Accounts receivable                             106,521            92,833
 Allowance for doubtful accounts                  (5,179)           (3,935)
 Current maturities of other receivables           1,479             1,260
 Notes receivable                                    908               784
 Inventories                                       2,214             2,001
 Prepaid expenses                                  8,024             7,751
 Prepaid tires                                     8,870             7,364
 Income tax receivable                             3,822             4,940
 Deferred income taxes                            14,574            11,559
 Other                                             3,682             3,793
                                                ---------        ---------
     Total Current assets                        146,364           139,302
Property, plant and equipment                    326,707           327,496
 Less - accumulated depreciation and
  amortization                                  (108,920)          (94,274)
                                                ---------        ----------
                                                 217,787           233,222

Intangibles, net                                 143,161           137,532
Insurance proceeds receivable                     31,260            45,916
Other Assets                                      30,016            27,274
                                                --------          ---------
                                                $568,588          $583,246
                                                ========          =========

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10-Q
                        PART 1  - FINANCIAL INFORMATION
                  QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                     (continued)

                                                   JUNE 30,     December 31,
                                                     1999           1998
                                                  (Unaudited)        *
                                                  ----------      ----------
Current Liabilities
 Current maturities of indebtedness              $  2,942         $  3,461
 Accounts payable and accrued expenses             56,170           64,750
 Independent contractors payable                   17,407            8,339
 Other current liabilities                          6,761           10,362
 Income tax payable                                 1,168            1,546
                                                  -------          -------
     Total Current liabilities                     84,448           88,458

Long term debt, less current maturities           299,277          297,662
Capital lease obligations, less current
  maturities                                          162              208
Subordinated debt,                                140,000          140,000
Environmental liabilities                          67,088           69,956
Other long term obligations                         9,665            9,963
Accrued loss and damage claims                      3,290            3,290

Minority interest in subsidiaries                   4,834            4,825
Manditorily redeemable preferred stock             11,717           15,994
Redeemable common stock (30,239 shares)             1,210            1,210

Stockholders' equity (deficit)
  Common stock                                         20               20
  Additional paid-in-capital                      105,262          104,807
  Retained earnings                                32,828           38,495
  Stock recapitalization                         (189,589)        (189,589)
  Other stockholders' equity                         (226)            (655)
  Note receivable                                  (1,398)          (1,398)
                                                 ---------        ---------
  Total stockholders' equity (deficit)            (53,103)         (48,320)
                                                 ---------        --------
                                                 $568,588         $583,246
                                                 =========        ========

* Condensed from audited financial statements.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                 QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (In thousands, except per share data)


                               Six months ended        Three months ended
                                    June 30,                June 30,
                               1999         1998       1999        1998
                             -------      --------   --------     --------
Operating Revenues
Transportation               $262,474     $137,767    $133,620     $70,589
Other                          28,950       10,855      13,291       5,654
                             --------     --------    --------    --------
                              291,424      148,622     146,911      76,243

Operating Expenses
Purchased transportation      157,600       91,433      78,766      47,086
Depreciation and amortization  29,521        9,916      13,412       5,020
Compensation - options            -         13,433        -         13,433
Other operating expenses       92,269       35,894      46,769      18,112
                             ---------    --------     -------    --------
 Operating income              12,034       (2,054)      7,964      (7,408)
Interest expense, net          19,456        3,305       9,686       2,537
Other (income) expense            (87)         (16)        (52)         (9)
                             ---------    ---------    --------   ---------
 Income (loss) before taxes    (7,335)      (5,343)     (1,670)     (9,936)
Income taxes                   (2,689)      (2,259)       (588)     (4,143)
Minority interest                   9          -             4          -
                               ---------   ---------   --------    --------
Net income (loss) before
  extraordinary item           (4,655)      (3,084)     (1,086)     (5,793)
Extraordinary item,
   net of tax                      -           623         -           623
                              ---------   ---------    ---------  ----------
Net income (loss)             $(4,655)     $(3,707)    $(1,086)    $(6,416)

Preferred stock dividends
 and accretions                  (802)         -          (401)         -
                              --------    ---------    ---------  ----------
Net income (loss) attributable
 to common shareholders       $(5,457)     $(3,707)   $ (1,487)    $(6,416)
                              ========     ========   =========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  FORM 10 - Q
                        PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (In thousands, except per share data)


                                  Six months ended      Three month ended
                                       June 30,              June 30,
                                     1999    1998        1999     1998
                                    ------   -----      -------  -------

Per Share Data:

 Basic earnings per common share
  Net income (loss) before
   extraordinary item               $(2.72)  $(.74)      $(0.74) $(1.51)
   Extraordiary item                 (0.00)   (.15)        0.00   ( .16)
                                     ------  ------      ------   -------
    Net earnings (loss) per share   $(2.72)  $(.89)      $(0.74) $(1.67)
                                     ======  =======     =======  =======
  Weighted average shares outstanding 2,010   4,144       2,011    3,839
                                     ======  =======     =======  =======


 Diluted earnings per common per share
  Net income (loss) before
   extraordinary item                 N/A     N/A          N/A      N/A
   Extraordinary item                 N/A     N/A          N/A      N/A
                                    ------  -------      -------  -------
      Net earnings per share          N/A     N/A          N/A      N/A
                                    ======  =======      =======  =======
 Weighted average shares
       outstanding                    N/A     N/A          N/A      N/A
                                    ======   ======      =======  =======




The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10-Q
                          PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited) - (In thousands)

                                                Six months ended June 30,
                                                 1999             1998
                                               -------           -------
Cash provided by (used for)
Operating activities:
      Net income (loss)                       ($ 4,655)          $( 3,707)
      Adjustments for non cash charges          27,821             10,058
      Changes in assets and liabilities        (10,979             (4,996)
                                              --------            --------
      Net cash provided by operating
        activities                              12,187              1,355

Investing activities:
      Other investments                         (1,191)                 -
      Acquisition of subsidiary                     -                   -
      Capital expenditures                     (14,457)           (13,547)
      Proceeds from asset dispositions           4,261                882
      Other                                       (615)               453
                                               --------            --------
      Net cash provided by (used for)
        investing activities                   (12,002)           (12,212)

Financing activities:
      Proceeds from issuance of long
        term debt                                 2,585            200,107
      Payment of obligations                     (1,535)           (54,498)
      Issuance of common stock                      456             62,333
      Issuance of preferred stock                    -
      Recapitalization expenditures                  -            (189,579)
      Other                                        (214)            (5,604)
                                                ---------          ---------
      Net cash provided by (used in)
        financing activities                      1,292             12,759
                                                --------           ---------
Net Increase (decrease) in cash                   1,477              1,902
Effect of exchange rate changes on cash            (113)               (91)
Cash, beginning of period                            85              1,377
                                               ---------           ---------
Cash, end of period                            $  1,449            $ 3,188
                                                ========           =========
Cash payments (refunds received) for:
      Interest                                 $ 20,005            $ 3,688
      Income taxes                             $   (567)           $ 1,536


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 FORM 10-Q

                       Item 1.  Financial Statements

                QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                                 (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Basis of Presentation

The accompanying unaudited condensed, consolidated financial statements of Quality Distribution, Inc.(the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-K dated March 30, 1999.

Operating results for the quarter ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.


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

The recapitalization was funded by a cash equity investment of approximately $62.3 million from Apollo, members of the Company's existing management and third party financing sources. $140.0 million of senior subordinated debt was used to finance the acquisition along with $60.0 million dollars of senior secured bank debt. Additionally, a $75 million revolving credit facility is currently available to the Company for working capital and acquisition purposes.
      9                         FORM 10 - Q
                        ITEM 1 - Financial Statements
                 QUALITY DISTRIBUTION, INC  AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)-(continued)
3. CHEMICAL LEAMAN ACQUISITION:

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

Approximately $144 million of the purchase price has been allocated to goodwill which is being amortized over a 40 year period.

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

Giving effect to the CLC acquisition as of January 1, 1998 on a proforma basis results in the following:revenue for the six months ending June 30, 1998 $319.7 million, net loss for the six months ending June 30, 1998 $(6.2) million, basic earnings (loss) per share for the six months ended June 30, 1998 $(3.49).

4. COMPREHENSIVE INCOME:

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

                                   FORM 10 - Q
                          ITEM 1 - Financial Statements
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                            (Unaudited)-(continued)

                                      Six Months Ended  Three Months Ended
                                            June 30,           June 30,
                                         1999     1998     1999       1998
                                       -------   --------  ------     -------
Net income (loss)                      $(4,655)  $(3,707)   (1,086)   $(6,416)
Other comprehensive income, net of tax:
Foreign currency translation adjustments   429      (242)      194       (261)
                                       --------  --------   -------   ---------
 Comprehensive income (loss)           $(4,226)  $ (3,949)   $(892)   $(6,677)
                                       ========  =========   =======  ========


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

The Company currently has appproximately $340 million of variable interest debt. The Company has entered into interest rate swap agreements designed as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At June 30, 1999 the Company had interest rate swaps with a notional amount of $100 million. The notional amounts do not represent a measure of exposure of the Company. The Company will pay counterparties interest at a fixed rate ranging from 5.41% to 5.48%, and the counter parties will pay the Company interest at at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at June 30, 1999 was 5.06625%. These agreements mature and renew every three months and expire on

                                  FORM 10 - Q

                         Item 1 - Financial Statements

                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                          (Unaudited) - (continued)

September 2, 2001. A 10% fluctuation in interest rates would have a $1.9 million impact, net of interest rate swap agreements, on future earnings.

The Company has entered into short-term foreign currency agreements to exchange US dollars (US $1,550) for Canadian dollars (CN $2,282). The purpose of these agreements are to hedge against fluctuations in foreign currency exchange rates. The Company is required to make US dollar payments at fixed exchange rates ranging from 1.43738 to 1.4726, and as such, the market risk based upon a 10% fluctuation in the exchange rate is immaterial.

6. GUARANTOR SUBSIDIARIES:

The 10% Series B Senior Subordinated Notes issued in June 1998 and due 2006 are unconditionally guaranteed on a senior unsecured basis pursuant to guarantees by all the Company's direct and indirect domestic subsidiaries ("The Guarantors"). In 1996, the Company acquired Levy Transport, Ltd, a Canadian corporation, which is a non-guarantor subsidiary.

The Company conducts all of its business through and derives virtually all its income from its subsidiaries. Therefore, the Company's ability to make required principal and interest payments with respect to all of the Company's debt depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries. The subsidiary guarantors are wholly owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis.

The Company has not presented seperate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the Notes.

The following condensed consolidating financial information presents:

1. Balance Sheets as of June 30, 1999 and December 31, 1998.

2. Statements of Operations for the three months ended June 30, 1999 and 1998.

3. Statements of Operations for the six months ended June 30,1999 and 1998.

4. Statements of Cash Flows for the six months ended June 30,1999 and 1998.

5. The parent company and combined guarantor subsidiaries.

6. Elimination entries necessary to consolidate the parent company and all its subsidiaries.

                                  FORM 10-Q
                QUALITY DISTRIBUTION, INC.  AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATING BALANCE SHEET
                                JUNE 30, 1999
                                 (Unaudited)
                               (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                             Parent     Subs     tor Subs   Elim's    idated
                           ---------  --------  --------   -------  --------
ASSETS
Current Assets
 Cash and cash equivalents $   -      $    421    $1,028 $     -    $   1,449
 Accounts receivable, net      -        93,919     7,423       -      101,342
 Inventories                   -         1,997       217       -        2,214
 Prepaid expenses and
  other current assets         -        40,681       678       -       41,359
                            --------  --------   --------  -------- ---------
     Total Current assets       -      137,018      9,346       -     146,364


 Property and equipment,net     -      196,722     21,065       -     217,787
 Intangibles & goodwill,net     -      142,078      1,083       -     143,161
 Insurance proceeds receivable  -       31,260         -        -      31,260
 Other assets                100,000    29,850        166  (100,000)   30,016
 Investment in Subsidiaries  292,738       -           -   (292,738)      -
                            ---------  --------  --------   --------  -------
                            $392,738  $536,928    $31,660 $(392,738) $568,588
                            ========  =========  ========  ========= =========

                                    FORM 10-Q
               QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                            CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1999
                    (Unaudited) -  (In thousands, continued)

                                      Guarantor   Non-Guaran-         Consol-
                             Parent     Subs      tor Subs    Elim's   idated
                            ---------  ---------- ---------  -------  -------
Current Liabilities
 Current maturities of
  indebtedness              $ 2,942  $     -     $     -       _    $  2,942
 Accounts payable and
  accrued expenses              -       53,007      3,163      -      56,170
 Independent contractors
  payable                       -       17,247        160      -      17,407
 Other current liabilities      -        5,267      1,494      -       6,761
 Income tax payable             -          770        398      -       1,168
                             ---------  --------  --------  -------   -------
  Total Current liabilities    2,942    76,291      5,215      -      84,448
Bank debt, less
 current maturities          289,972        -       9,305      -     299,277
Capital lease obligations,
 less current maturities        -          162        -        -         162
Subordinated debt, less
 current maturities          140,000   100,000        -    (100,000) 140,000
Environmental liabilities       -       67,088        -        -      67,088
Other long term liabilities     -        9,665        -        -       9,665
Deferred income taxes           -       (2,008)     2,008      -         -
Accrued loss and damage claims  -        3,290       -        -        3,290
Commitments & contingent liab.  -          -         -        -          -
Minority interest in subs       -        4,834       -        -        4,834
Mandatorily redeemable
 preferred stock              11,717       -         -        -       11,717
Redeemable common stock        1,210       -         -        -        1,210
Stockholders' equity
 Common stock and
  Additional paid-in-capital 105,282   225,592    15,082 (240,674)   105,282
  Retained earnings           32,828    52,014       415  (52,429)    32,828
  Stock recapitalization    (189,589)      -         (55)      55   (189,589)
  Other stockholders' equity    (226)      -        (310)     310       (226)
  Note receivable             (1,398)      -          -        -      (1,398)
                             --------  --------  --------- --------  --------
  Total stockholders'
   equity or (deficit)       (53,103)  277,606    15,132  (292,738)  (53,103)
                             -------- ---------  -------- --------  --------
                            $392,738  $536,928   $31,660 ($392,738) $568,588
                            ========  =========  ======== ========= ========

* Condensed from audited financial statements.

                                  FORM 10-Q
                QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
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
                            ========  =========   =======  ========= ========

                                    FORM 10-Q
               QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                            CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998
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

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         QUALITY DISTRIBUTION,INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING
            STATEMENTS OF OPERATIONS -  THREE MONTHS ENDED JUNE 30, 1999
                (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -     $126,646   $  6,974       -    $133,620
Other                           -       13,625       (334)      -      13,291
                            --------  --------   --------   --------  -------
                                -      140,271      6,640       -     146,911
Operating Expenses
Purchased transportation        -       78,179        587       -      78,766
Depreciation and amortization   -       12,482        930       -      13,412
Compensation - options          -           -          -        -          -
Other operating expenses        -       42,312      4,457       -      46,769
                           ---------  --------    --------  --------  -------
 Operating income (loss)        -        7,298        666       -       7,964
Interest expense, net        9,522          -         164       -       9,686
Other (income) expense          -          (52)        -        -         (52)
Equity in earnings (loss)
 of Subsidiaries             4,695         -           -     (4,695)     -
                           ---------  ---------   --------  ---------  ------
 Income (loss) before taxes (4,827)      7,350        502    (4,695    (1,670)
Income taxes                (3,740)      3,013        139        -       (588)
Minority interest                            4                              4
                           ---------   ---------  --------  --------   ------
Net income (loss) before
  extraordinary item        (1,086)      4,333        363    (4,695)   (1,086)
Extraordinary item,
  net of tax                    -          -           -          -        -
                           ---------    ---------  -------  --------  -------
Net income (loss)          ($1,086)      $4,333    $  363   ($4,695)  ($1,086)
                           =========    =========  =======  ========  =======

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING
           STATEMENTS OF OPERATIONS - THREE MONTHS ENED JUNE 30, 1998
                (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -    $ 64,723   $  5,866       -    $  70,589
Other                           -       5,160        494       -        5,654
                            --------  --------  ---------  --------  --------
                                -      69,883      6,360       -       76,243
Operating Expenses
Purchased transportation        -      46,152        934       -       47,086
Depreciation and amortization   -       4,108        912       -        5,020
Compensation - options          -      13,433        -         -       13,433
Other operating expenses        -      14,009      4,103       -       18,112
                           ---------  --------  ---------  --------  --------
 Operating income (loss)        -      (7,819)       411       -       (7,408)
Interest expense, net         2,000       340        197       -        2,537
Other expense                   -         (12)         3        -          (9)
Equity in earnings (loss)
 of Subsidiaries             (5,298)      -           -      5,298        -
                           ---------  ---------  --------- ---------  --------
 Income (loss) before taxes  (7,298)    (8,147)      211     5,298     (9,936)
Income taxes                   (882)    (3,340)       79        -      (4,143)
                           ---------   ---------  -------- --------   --------
Net income (loss) before
  extraordinary item         (6,416)    (4,807)      132     5,298     (5,793)
Extraordinary item,
  net of tax                    -          552        71       -          623
                           ---------   ---------  --------  -------   --------
Net income (loss)            (6,416)    (5,359)       61     5,298      (6,416)
                           ---------   ---------  -------   -------   --------
Preferred stock dividends       -          -           -      -         -
   Net income (loss)
  attributable to common
   shareholders             $(6,416)  $ (5,359)     $ 61     5,298   $ (6,416)
                            ========   ========    =======  ======= =========

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         QUALITY DISTRIBUTION,INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING
            STATEMENTS OF OPERATIONS -  SIX MONTHS ENDED JUNE 30, 1999
                (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -     $249,331   $ 13,143       -    $262,474
Other                           -       28,948          2       -      28,950
                            --------  --------   --------   --------  -------
                                -      278,279     13,145       -     291,424
Operating Expenses
Purchased transportation        -      156,341      1,259       -     157,600
Depreciation and amortization   -       27,685      1,836       -      29,521
Compensation - options          -           -          -        -          -
Other operating expenses        -       83,440      8,829       -      92,269
                           ---------  --------    --------  --------  -------
 Operating income (loss)        -       10,813      1,221       -      12,034
Interest expense, net       19,142          -         314       -      19,456
Other (income) expense          -          (87)        -        -         (87)
Equity in earnings (loss)
 of Subsidiaries             7,031         -           -     (7,031)     -
                           ---------  ---------   --------  ---------  ------
 Income (loss) before taxes(12,111)     10,900        907    (7,031)   (7,335)
Income taxes                (7,456)      4,469        298        -     (2,689)
Minority interest                            9                              9
                           ---------   ---------  --------  --------   ------
Net income (loss) before
  extraordinary item        (4,655)      6,422        609    (7,031)   (4,655)
Extraordinary item,
  net of tax                    -          -           -          -        -
                           ---------    ---------  -------  --------  -------
Net income (loss)          ($4,655)      $6,422    $  609   ($7,031)  ($4,655)
                           =========    =========  =======  ========  =======

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING
           STATEMENTS OF OPERATIONS - SIX MONTHS ENED JUNE 30, 1998
                (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -    $126,120   $ 11,647       -    $ 137,767
Other                           -       9,932        923       -       10,855
                            --------  --------  ---------  --------  --------
                                -     136,052     12,570       -      148,622
Operating Expenses
Purchased transportation        -      89,499      1,934       -       91,433
Depreciation and amortization   -       8,153      1,763       -        9,916
Compensation - options          -      13,433        -         -       13,433
Other operating expenses        -      27,911      7,983       -       35,894
                           ---------  --------  ---------  --------  --------
 Operating income (loss)        -      (2,944)       890       -       (2,054)
Interest expense, net         2,000       923        382       -        3,305
Other expense                   -         (16)        -        -          (16)
Equity in earnings (loss)
 of Subsidiaries             (2,589)      -           -      2,589        -
                           ---------  ---------  --------- ---------  --------
 Income (loss) before taxes  (4,589)    (3,851)      508     2,589     (5,343)
Income taxes                   (882)    (1,579)      202        -      (2,259)
                           ---------   ---------  -------- --------   --------
Net income (loss) before
  extraordinary item         (3,707)    (2,272)       306    2,589     (3,084)
Extraordinary item,
  net of tax                    -          552         71      -          623
                           ---------   ---------  --------  -------   --------
Net income (loss)            (3,707)    (2,824)       235    2,589     (3,707)
                           ---------   ---------  -------   -------   --------
Preferred stock dividends       -          -           -          -       -
   Net income (loss)
  attributable to common
   shareholders             $(3,707)  $ (2,824)     $ 235    2,589   $ (3,707)
                            ========   ========    =======  =======  =========






       20                           FORM 10-Q
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED JUNE 30,1999 (Unaudited) - (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                               Parent    Subs     tor Subs   Elim's    idated
                              -------  --------- ----------  ------- ----------
Cash provided by (used for)
Operating activities:
Net income (loss)            $(4,655) $ 6,422     $   608   ($7,030) $ (4,655)
Adjustments for non
 cash charges                  4,655   21,173       1,993              27,821
Changes in assets/liabilities    -    (16,051)     (1,958)    7,030   (10,979)
                            -------- ---------  ---------  --------  --------
 Net cash provided by
  operating activities           -     11,544         643        -     12,187
Investing activities:
 Acquisition of subsidiary       -         -           -         -         -
 Capital expenditures            -    (13,403)     (1,054)       -    (14,457)
 Proceeds from asset
   dispositions                  -      3,991         270        -      4,261
 Other                           -     (1,865)         59         -    (1,806)
                             -------- ---------   ---------  -------- -------
  Net cash provided by (used
   for)investing activities      -    (11,277)       (725)        -   (12,002)
Financing activities:
 Proceeds from issuance of
  long term debt               1,838       -          747        -      2,585
 Payment of obligations          -      (1,476)       (59)       -     (1,535)
 Issuance of common stock        456       -           -         -        456
 Issuance of preferred stock               -           -         -        -
 Recapitalization expenditures
 Other                                    (214)        -         -       (214)
 Net change in intercompany
  balances                    (2,294)    2,294
                             --------  ----------   ---------- ------- --------
  Net cash provided by
   financing activities          -         604         688       -      1,292
                            --------  ----------   ---------- -------  -------
Net increase (decrease) in
   cash                          -         871         606        -     1,477
Effect of exchange rate
 changes on cash                 -         271        (384)       -      (113)
Cash, beginning of period        -        (721)        806        -        85
                            ---------  ---------     --------- ------- -------
Cash, end of period              -     $   421     $ 1,028        -    $ 1,449
                            =========  =========    ========== ======= =======


       21                           FORM 10-Q
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED JUNE 30,1998 (Unaudited) - (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                               Parent    Subs     tor Subs  Elim's    idated
                             -------- --------- ---------- ------- ----------
Cash provided by (used for)
Operating activities:
Net income (loss)            $(3,707)   $ (3,786)  $   79  $ 3,707  $  (3,707)
Adjustments for non
 cash charges                  3,707       8,371     1,687  (3,707)    10.058
Changes in assets/liabilities    -        (4,169)     (827)     -      (4,996)
                             --------   ---------  -------- --------  --------
 Net cash provided by
  operating activities           -           416       939      -       1,355
Investing activities:
 Acquisition of subsidiary       -           -           -      -         -
 Capital expenditures            -        (7,276)    (6,271)    -     (13,547)
 Proceeds from asset
   dispositions                  -           616        266     -         882
 Other                           -           355         98     -         453
                             --------   --------- ----------- -------  -------
  Net cash used for investing
        activities               -        (6,305)     (5,907)   -     (12,212)
Financing activities:
 Proceeds from issuance of
  long term debt                 -       190,000      10,107    -     200,107
 Payment of obligations          -       (43,414)    (11,084)   -     (54,498)
 Issuance of common stock        56,842      -         5,491    -      62,333
 Issuance of preferred stock     -           -           -      -         -
 Recapitalization expenditures (189,579)                             (189,589)
 Other                                     (5,604)       -      -      (5,604)
 Net change in intercompany
  balances                      132,737  (132,737)       -      -         -
                               --------- ---------- ---------- ------- --------
  Net cash provided by
   financing activities            -        8,245       4,514    1,001  12,759
                               --------- ---------- ---------- ------- -------
Net increase (decrease) in
   cash                           -         2,356        (454)     -     1,902
Effect of exchange rate
 changes on cash                  -          (133)         42      -      (91)
Cash, beginning of period         -           703         674      -    1,377
                              ---------  ---------  ---------- ------- -------
Cash, end of period               -        $2,926      $  262      -   $3,188
                              =========  =========  ========== ======= =======

                                 FORM 10-Q
                       PART 1 - FINANCIAL INFORMATION
                 QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
            SECOND QUARTER 1999 COMPARED TO THE SECOND QUARTER 1998

The Company's comparative operating results for the second quarter of 1999 were materially affected by the recapitalization accounting resulting from the June 30, 1998 transaction with an affiliate of Apollo Management L.P. and the acquisition of Chemical Leaman on August 28, 1998.

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

For the quarter ended June 30, 1999, revenues totaled $146.9 million, a 92.7% increase over revenues of $76.2 million for the same period in 1998. The Company attributes its increased revenue to the acquisition of CLC.

For the quarter ended June 30, 1999, operating income totaled $ 8.0 million, an increase of $15.4 milion compared to a loss of $7.4 million for the same period in 1998. This increase is primarily due to the $ 13.4 million charge to compensation expense in 1998 attributable to the Apollo acquisition. Current year operating income was also negatively impacted by the amortization of goodwill in the amount of $1.2 million recognized with the acquisition of Chemical Leaman and a charge of $2.9 million relating to the reduction in the usefull life of acquired software used in the trucking operation.

The operating ratio (operating expense/operating revenue) improved primarily due to the aforementioned prior year charge relating to the acquisition of the Company by Apollo.

Net interest expense increased to $9.7 million in the quarter ended
June 30, 1999, from $2.5 million in the quarter ended June 30, 1998. This increase is the result of the increased debt arising from the leveraged recapitalization and the acquisition of Chemical Leaman.

The pretax loss for the quarter ended June 30, 1999 totaled $1.7 million compared to a loss of $9.9 million for the same period in 1998.
Pretax income increased primarily due to the increase in operating income less the increase in interest expense both discussed above.

For the quarter ended June 30,1999, the Company's net loss, was $1.1 million compared with a loss $6.4 million for the same period last year. This was the result of increased pretax income previously discussed above.

Basic weighted average shares outstanding decreased from 3,839,000 in the second quarter of 1998 to 2,011,000 in the second quarter of 1999 due to the recapitalization. As of June 30, 1999, a total of 2,011,000 shares were outstanding.

                 QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITION AND RESULTS OF OPERATIONS

  SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

The Company's comparative operating results for the six months ended June 30, 1999 were materially affected by the recapitalization accounting resulting from the June 30, 1998 transaction with an affiliate of Apollo Management L.P. and the acquisition of Chemical Leaman on August 28, 1998.

For the six months ended June 30, 1999, revenues totaled $291.4 million, a 96.1% increase over revenues of $148.6 million for the same period in 1998. The Company attributes its increased revenue to the acquisition of CLC.

For the six months ended ended June 30, 1999, operating income totaled $12.0 million, an increase of $14.1 million compared to a loss of $2.0 million for the same period in 1998. This increase is primarily due to the $ 13.4 million charge to compensation expense in 1998 attributable to the Apollo acquisition.

Current year operating income was also negatively impacted by the amortization of goodwill in the amount of $2.3 million recognized with the acquisition of Chemical Leaman and a charge of $8.8 million relating to the reduction in the usefull life of acquired software used in the trucking operation.

The operating ratio (operating expense/operating revenue) improved primarily due to the aforementioned prior year charge relating to the acquisition of the Company by Apollo.
Net interest expense increased to $19.5 million for the six monthe ended
June 30, 1999, from $3.3 million for the six monthe ended June 30, 1998. This increase is the result of the increased debt arising from the leveraged recapitalization and the acquisition of Chemical Leaman.

The pretax loss for the six months ended June 30, 1999 totaled $7.3 million compared to a loss of $5.3 million for the same period in 1998.
Pretax income decreased primarily due to the increase in interest expense discussed above.

For the six months ended June 30,1999, the Company's net loss, was $4.7 million compared with a loss$ 3.7 million for the same period last year. This was the result of decreased pretax income previously discussed above.

Basic weighted average shares outstanding year to date decreased from 4,144,000 in 1998 to 2,010,000 in 1999 due to the recapitalization.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

                   QUALITY DISTRIBUTION, INC.  AND SUBSIDIARIES




Liquidity and Capital Resources




The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions. Net cash provided by operating activities totaled $12.2 million for the six months ended June 30,1999, versus $1.4 million for the same period in 1998. This increase is due to the settlement with the former CLC shareholders which occured in 1998.

The cash provided by financing activities totaled $1.3 million during the six month period ended June 30, 1999, compared to $12.8 million provided in the the comparable period in 1998. This difference is due to the recapitalization which occured in the second quarter of last year.

Cash used for investing activities totaled $12.0 million for the six month period ended June 30, 1999, compared to a $12.2 million used for the comparable 1998 period.


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

As of June 30,1999, the Company has available $ 50.7 million under this revolving credit facility. The Company also has $100.00 million in 10% senior subordinated notes due in 2006 and $40.0 million in floating interest rate subordinated term securities also due in 2006.


The Company's management believes that borrowings under these loan agreements, together with available cash and internally generated funds, will be sufficient to fund QDI's continued growth and meet its working capital requirements for the foreseeable future.

                                FORM 10 -Q
                       PART 1 - FINANCIAL INFORMATION
YEAR 2000

Some of QDI's older computer programs and systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using "00" as the year 1900 rather than 2000. This could cause a system failure or other miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

QDI has developed a plan to ensure that its systems are compliant with the requirements to process transactions in the year 2000. Most of QDI's combined systems implementation effort is now directed toward the migration of the CLC billing, settlement and financial reporting systems from mainframe based systems which are not Year 2000 compliant. The target completion date for changeover of the critical systems is September 30,1999. The estimated cost of QDI's completed and remaining replacement and modification for the year 2000 issue is not expected to be material to QDI's earnings or financial position. Due to cost considerations and QDI's belief that its critical systems will be compliant by the end of the third quarter of 1999, QDI has determined not to develop or maintain a contingency plan.

QDI has also done an assessment of its non-IT systems. QDI has determined that it currently owns approximatley 300 Qualcom units which are located in its trucks and deal with the communication to the trucks, which have embedded chips that are not Year 2000 compliant. These units are not an integral part of the operation of QDI's business. These units have been earmarked to be upgraded over the next six months and QDI does not expect the costs of such upgrades to be material. In addition to assessing its own Year 2000 compliance, QDI has had discussions with many of its major vendors and suppliers reguarding their Year 2000 compliance. QDI has received letters of compliance from many of its material partners and is in the process of obtaining such letters from others.

There can be no assurance that QDI's timetable will be met, that the programming changes required to accommodate current billing and driver settlement requirements will be completed in this time frame, or that such changes will not negatively impact QDI's ability to meet its customers or its drivers requirements or that QDI's failure to maintain a contingency plan will not have a material adverse effect on the Company.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations. Future financial and operating results of QDI may fluctuate as a result of these and other risk factors as detailed from time to time in Company filings with the Securities and Exchange Commission.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders
           None

ITEM 6.  (a) Exhibits:  27 Financial Data Schedule (for SEC use only)


         (b) Reports on Form 8-K: None

                                  Signatures






                                          Quality Distribution, Inc.
                                 -------------------------------------------


August 13, 1999                            /S/ CHARLES J. O'BRIEN, JR.
                                 -------------------------------------------
                                   CHARLES J. O'BRIEN, JR., (CEO, PRESIDENT)
                                  (DULY AUTHORIZED OFFICER)


August 13, 1999                             /S/ RICHARD J. BRANDEWIE
                                 -------------------------------------------
                                   RICHARD J. BRANDEWIE, (TREASURER)
                                  (PRINCIPAL FINANCIAL OFFICER)