Form 10-Q
period 1999-09-30
MTL INC
filed 1999-11-15
CIK 922863

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934.

For the quarterly period ended       SEPTEMBER 30, 1999
                              -----------------------------------------------
                                             or
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

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at September 30, 1999
------------------------------              ----------------------------------
(Common Stock, $.01 par value)                          2,013,649

                 QUALITY DISTRIBUTION,INC. AND SUBSIDIARIES

                                    INDEX


Part I  Financial Information                                    Page No.

        Item 1     Financial Statements

        Condensed consolidated balance sheets -
        September 30, 1999 (unaudited) and December 31, 1998        3-4

        Condensed consolidated statements of operations -
        three months and nine months ended September 30, 1999
        and 1998 (unaudited)                                        5-6

        Condensed consolidated statements of cash flows -
        nine months ended September 30, 1999 and 1998 (unaudited)     7

        Notes to condensed consolidated financial
        statements                                                 8-21

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

                                   FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                  QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                              September 30,        December 31,
                                                    1999             1998
                                                (Unaudited)            *
                                                -----------       ------------
ASSETS
Current Assets
 Cash                                           $    333         $      85
 Restricted cash                                      -             10,867
 Accounts receivable                             119,616            92,833
 Allowance for doubtful accounts                  (5,405)           (3,935)
 Current maturities of other receivables           1,479             1,260
 Notes receivable                                  1,224               784
 Inventories                                       2,269             2,001
 Prepaid expenses                                  9,414             7,751
 Prepaid tires                                     8,386             7,364
 Income tax receivable                             3,809             4,940
 Deferred income taxes                            14,676            11,559
 Other                                             2,198             3,793
                                                ---------        ---------
     Total current assets                        157,999           139,302
Property, plant and equipment                    327,071           327,496
 Less - accumulated depreciation and
  amortization                                  (124,464)          (94,274)
                                                ---------        ----------
                                                 202,607           233,222

Intangibles, net                                 148,073           137,352
Insurance proceeds receivable                     31,208            45,916
Other assets                                      36,787            27,454
                                                --------          ---------
                                                $576,674          $583,246
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

                                    FORM 10-Q
                        PART 1  - FINANCIAL INFORMATION
                  QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                     (continued)

                                                September 30,     December 31,
                                                     1999           1998
                                                  (Unaudited)        *
                                                  ----------      ----------
Current liabilities
 Current maturities of indebtedness              $  2,986         $  3,461
 Accounts payable and accrued expenses             70,280           64,750
 Independent contractors payable                   16,256            8,339
 Other current liabilities                          8,233           10,362
 Income tax payable                                 1,103            1,546
                                                  -------          -------
     Total Current liabilities                     98,858           88,458

Long term debt, less current maturities           300,861          297,662
Capital lease obligations, less current
  maturities                                          130              208
Subordinated debt,                                140,000          140,000
Environmental liabilities                          65,116           69,956
Other long term obligations                         9,697            9,963
Accrued loss and damage claims                      3,190            3,290

Minority interest in subsidiaries                   4,433            4,825
Manditorily redeemable preferred stock             12,077           15,994
Redeemable common stock (30,239 shares)             1,210            1,210

Stockholders' equity (deficit)
  Common stock                                         20               20
  Additional paid-in-capital                      105,077          104,807
  Retained earnings                                27,221           38,495
  Stock recapitalization                         (189,589)        (189,589)
  Other stockholders' equity                         (349)            (655)
  Note receivable                                  (1,278)          (1,398)
                                                 ---------        ---------
  Total stockholders' (deficit)                   (58,898)         (48,320)
                                                 ---------        --------
                                                 $576,674         $583,246
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

                                   FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                 QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (In thousands, except per share data)

                               Nine months ended        Three months ended
                                 September 30,            September 30,
                               1999         1998       1999        1998
                             -------      --------   --------     --------
Operating Revenues
Transportation               $394,218     $238,694    $131,744    $100,927
Other                          46,462       16,771      17,512       5,916
                             --------     --------    --------    --------
                              440,680      255,465     149,256     106,843

Operating Expenses
Purchased transportation      239,854      152,828      82,254      61,395
Depreciation and amortization  47,640       18,126      18,119       8,210
Compensation - options            -         14,678        -          1,235
Other operating expenses      138,966       66,605      46,697      30,721
                             ---------    --------     -------    --------
 Operating income              14,220        3,228       2,186       5,282
Interest expense, net          29,487        9,907      10,031       6,602
Other (income) expense           (111)         (34)        (24)        (18)
                             ---------    ---------    --------   ---------
 Income (loss) before taxes   (15,156)      (6,645)     (7,821)     (1,302)
Income taxes                   (5,358)      (2,704)     (2,669)       (445)
Minority interest                  21           -           12          -
                             ----------   ---------    --------    ---------
Net income (loss) before
  extraordinary item           (9,819)      (3,941)     (5,164)       (857)
Extraordinary item,
   net of tax                      -         3,078          -         2,455
                              ---------   ---------   ----------  ----------
Net income (loss)             $(9,819)     $(7,019)   $ (5,164)   $  (3,312)

Preferred stock dividends
 and accretions                (1,203)         (85)       (401)        (85)
                              --------    ---------    ---------  ----------
Net income (loss) attributable
 to common shareholders      $(11,022)     $(7,104)   $ (5,565)    $(3,397)
                              ========     ========   ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  FORM 10 - Q
                        PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (In thousands, except per share data)


                                  Nine months ended      Three month ended
                                    September 30,          September 30,
                                     1999    1998         1999     1998
                                    ------   -----       -------  -------

Per Share Data:

 Basic earnings per common share
  Net income (loss) before
   extraordinary item               $(5.48) $(1.16)      $(2.76) $(0.51)
   Extraordiary item                 (0.00)   (.89)        0.00   (1.33)
                                     ------  ------      ------  -------
    Net earnings (loss) per share   $(5.48) $(2.05)      $(2.76) $(1.84)
                                     ====== =======      ======= =======
  Weighted average shares outstanding 2,011   3,471       2,014   1,850
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

                                    FORM 10-Q
                          PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited) - (In thousands)

                                             Nine months ended September 30,
                                                 1999             1998
                                               -------           -------
Cash provided by (used for)
Operating activities:
      Net income (loss)                       ($ 9,819)          $( 7,019)
      Adjustments for non cash charges          43,079              2,181
      Changes in assets and liabilities        (30,676)           (21,680)
                                              ---------          ---------
      Net cash provided by operating
        activities                               2,584            (26,518)

Investing activities:
      Other investments                             -                -
      Acquisition of subsidiary                     -            (203,844)
      Capital expenditures                     (18,205)           (24,120)
      Proceeds from asset dispositions          13,584              1,264
      Other                                       (270)           (18,258)
                                               --------          ----------
      Net cash provided by (used for)
        investing activities                    (4,891)          (244,958)

Financing activities:
      Proceeds from issuance of long
        term debt                                6,686            434,905
      Payment of obligations                    (4,042)           (55,051)
      Issuance of common stock                     227             74,335
      Issuance of preferred stock                   -              15,500
      Recapitalization expenditures                 -            (189,590)
      Other                                       (222)             1,527
                                               ---------         ---------
      Net cash provided by (used in)
        financing activities                     2,649            281,626
                                               --------          ---------
Net Increase (decrease) in cash                    342             10,150
Effect of exchange rate changes on cash            (94)               (20)
Cash, beginning of period                           85              1,377
                                               ---------         ---------
Cash, end of period                           $    333           $ 11,507
                                                ========         =========
Cash payments (refunds received) for:
      Interest                                 $ 27,125           $ 3,104
      Income taxes                             $     97           $ 1,874


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

                QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                                 (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed, consolidated financial statements of Quality Distribution, Inc.(the "Company") or ("QDI") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-K dated March 30, 1999.

Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

During the second quarter of 1999 the Company changed its name from MTL Inc. to Quality Distribution, Inc.

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

Approximately $150 million of the purchase price, net of $8 million relating to Leaman Logistics,has been allocated to goodwill which is being amortized over a 40 year period.

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

Giving effect to the CLC acquisition as of January 1, 1998 on a proforma basis results in the following: revenue for the nine months ending September 30, 1998 $472.4 million, net loss for the nine months ending September 30, 1998 $(11.2) million, basic earnings (loss) per share for the nine months ended September 30, 1998 $(6.17).

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

                                   FORM 10 - Q
                          ITEM 1 - Financial Statements
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                            (Unaudited)-(continued)

                                      Nine Months Ended  Three Months Ended
                                         September 30,      September 30,
                                         1999     1998     1999      1998
                                       -------   --------  ------   -------
Net income (loss)                      $(9,819)  $(7,019)  $(5,164)  $(3,312)
Other comprehensive income, net of tax:
Foreign currency translation adjustments   306      (528)     (123)     (286)
                                       --------  --------   -------   ---------
 Comprehensive income (loss)           $(9,513)   (7,547)  $(5,287)  $(3,598)
                                       ========  ========= ========  ========


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

The Company currently has appproximately $343.6 million of variable interest debt. The Company has entered into interest rate swap agreements designed as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At September 30, 1999 the Company had interest rate swaps with a notional amount of $100 million. The notional amounts do not represent a measure of exposure to the Company. The Company will pay counterparties interest at a fixed rate ranging from 5.41% to 5.48%, and the counter parties will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at September 30, 1999 was 5.52%. These agreements mature and renew every three months and expire

                                  FORM 10 - Q

                         Item 1 - Financial Statements

                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                          (Unaudited) - (continued)

on September 2, 2001. A 10% fluctuation in interest rates would have a $1.9 million pre-tax impact, net of interest rate swap agreements, on future earnings.

The Company has entered into short-term foreign currency agreements to exchange US dollars (US $2,350) for Canadian dollars (CN $3,483). The purpose of these agreements are to hedge against fluctuations in foreign currency exchange rates. The Company is required to make US dollar payments at fixed exchange rates ranging from 1.4705 to 1.4937, and as such, the market risk based upon a 10% fluctuation in the exchange rate is immaterial.

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

The following condensed consolidating financial information presents:

1. Balance Sheets as of September 30, 1999 and December 31, 1998.

2. Statements of Operations for the three months ended September 30, 1999 and 1998.
3. Statements of Operations for the nine months ended September 30,1999 and 1998.
4. Statements of Cash Flows for the nine months ended September 30,1999 and 1998.
5. The parent company and combined guarantor subsidiaries.

6. Elimination entries necessary to consolidate the parent company and all its subsidiaries.

                                  FORM 10-Q
                QUALITY DISTRIBUTION, INC.  AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATING BALANCE SHEET
                             SEPTEMBER 30, 1999
                                 (Unaudited)
                               (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                             Parent     Subs     tor Subs   Elim's    idated
                           ---------  --------  --------   -------  --------
ASSETS
Current Assets
 Cash and cash equivalents $   -     $    (619)   $  952 $     -    $     333
 Accounts receivable, net      -       105,791     8,420       -      114,211
 Inventories                   -         2,011       258       -        2,269
 Prepaid expenses and
  other current assets         -        40,250       936       -       41,186
                            --------  --------   --------  -------- ---------
     Total current assets       -      147,433    10,566       -      157,999


 Property and equipment,net     -      181,131     21,476       -     202,607
 Intangibles & goodwill,net     -      147,013      1,060       -     148,073
 Insurance proceeds receivable  -       31,208         -        -      31,208
 Other assets                100,000    36,552        235  (100,000)   36,787
 Investment in subsidiaries  288,445       -           -   (288,445)      -
                            ---------  --------  --------   --------  -------
                            $388,445  $543,337    $33,337 $(388,445) $576,674
                            ========  =========  ========  ========= =========

                                    FORM 10-Q
               QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                            CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 30, 1999
                    (Unaudited) -  (In thousands, continued)

                                      Guarantor   Non-Guaran-         Consol-
                             Parent     Subs      tor Subs    Elim's   idated
                            ---------  ---------- ---------  -------  -------
Current liabilities
 Current maturities of
  indebtedness              $  2,986 $     -     $     -     $ -     $  2,986
 Accounts payable and
  accrued expenses              -       66,835      3,445      -      70,280
 Independent contractors
  payable                       -       16,134        122      -      16,256
 Other current liabilities      -        6,442      1,791      -       8,233
 Income tax payable             -          659        444      -       1,103
                             ---------  --------  --------  -------   -------
  Total Current liabilities    2,986    90,070      5,802      -      98,858
Bank debt, less
 current maturities          291,070        -       9,791      -     300,861
Capital lease obligations,
 less current maturities        -          130        -        -         130
Subordinated debt, less
 current maturities          140,000   100,000        -    (100,000) 140,000
Environmental liabilities       -       65,116        -        -      65,116
Other long term liabilities     -        9,697        -        -       9,697
Deferred income taxes           -       (2,185)     2,185      -         -
Accrued loss and damage claims  -        3,190       -        -        3,190
Commitments & contingent liab.  -          -         -        -          -
Minority interest in subs       -        4,433       -        -        4,433
Mandatorily redeemable
 preferred stock              12,077       -         -        -       12,077
Redeemable common stock        1,210       -         -        -        1,210
Stockholders' equity
 Common stock and
  Additional paid-in-capital 105,097   220,075    15,082 (235,157)   105,097
  Retained earnings           27,221    52,811       896  (53,707)    27,221
  Stock recapitalization    (189,589)      -         (55)      55   (189,589)
  Other stockholders' equity    (349)      -        (364)     364       (349)
  Note receivable             (1,278)      -          -        -      (1,278)
                             --------  --------  --------- --------  --------
  Total stockholders'
   equity or (deficit)       (58,898)  272,886    15,559  (288,445)  (58,898)
                             -------- ---------  -------- --------  --------
                            $388,445  $543,337   $33,337 ($388,445) $576,674
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
                            ========  =========   =======  ========= ========

                                    FORM 10-Q
               QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                            CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998
                       (Unaudited, in thousands, continued)

                                      Guarantor   Non-Guaran-         Consol-
                             Parent     Subs      tor Subs    Elim's   idated
                            ---------  ---------- ---------  -------  -------
Current liabilities
 Current maturities of
  indebtedness              $ 3,153  $     208    $   100 $    _     $  3,461
 Accounts payable and
  accrued expenses              -       60,532      4,218      -       64,750
 Independent contractors
  payable                       -        8,266         73      -        8,339
 Other current liabilities      -       10,362         -       -       10,362
 Income tax payable             -        1,331        215      -        1,546
                             ---------  --------  --------  -------   -------
  Total Current liabilities    3,153    80,699      4,606      -       88,458
Bank debt, less
 current maturities          289,146   100,000      8,516  (100,000)  297,662
Capital lease obligations,
 less current maturities         208      -            -        -         208
Subordinated debt, less
 current maturities          140,000      -            -        -     140,000
Environmental liabilities       -       69,956        642       -      69,956
Other long term liabilities     -        9,321         -        -       9,963
Deferred income taxes           -          -                  -           -
Accrued loss and damage claims  -        3,290         -        -       3,290
Commitments & contingent liab.  -          -           -        -         -
Minority interest in subs       -        4,825         -        -       4,825
Mandatorily redeemable
 preferred stock              15,994      -          -         -       15,994
Redeemable common stock        1,210      -          -         -        1,210
Stockholders' equity
 Common stock and
  Additional paid-in-capital 104,827   241,381     15,082 (256,463)   104,827
  Retained earnings           38,495    45,592         69  (45,661)    38,495
  Stock recapitalization    (189,589)                 (54)      54   (189,589)
 Other stockholders' equity     (655)       -        (679)     679       (655)
  Note receivable             (1,398)       -          -        -      (1,398)
                             --------  --------   --------- -------- -------
  Total stockholders'
   equity or (deficit)       (48,320)   286,973    14,418  (301,391)  (48,320)
                             -------    -------   --------  --------  -------
                            $401,391   $555,064   $28,182 ($401,391) $583,246
                             =======   ========   ======= =========  ========

* Condensed from audited financial statements.

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         QUALITY DISTRIBUTION,INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING
          STATEMENTS OF OPERATIONS -  THREE MONTHS ENDED SEPTEMBER 30, 1999
                            (Unaudited) - (In thousands)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -     $124,465   $  7,279       -    $131,744
Other                           -       17,026        486       -      17,512
                            --------  --------   --------   --------  -------
                                -      141,491      7,765       -     149,256
Operating Expenses
Purchased transportation        -       80,822      1,432       -      82,254
Depreciation and amortization   -       17,223        896       -      18,119
Compensation - options          -           -          -        -          -
Other operating expenses        -       42,098      4,599       -      46,697
                           ---------  --------    --------  --------  -------
 Operating income               -        1,348        838       -       2,186
Interest expense, net        9,884          -         147       -      10,031
Other (income) expense          -          (24)        -        -         (24)
Equity in earnings (loss)
 of Subsidiaries             1,277          -          -     (1,277)       -
                           ---------  ---------   --------  ---------  ------
 Income (loss) before taxes (8,607)      1,372        691    (1,277)   (7,821)
Income taxes                (3,443)        563        211        -     (2,669)
Minority interest                           12                             12
                           ---------   ---------  --------  --------   ------
Net income (loss) before
  extraordinary item        (5,164)        797        480    (1,277)   (5,164)
Extraordinary item,
  net of tax                    -          -           -          -        -
                           ---------   --------   -------  --------  -------
Net income (loss)          ($5,164)      $ 797     $  480   ($1,277)  ($5,164)
                           =========   =========  =======   ========  =======

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING
        STATEMENTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998
                          (Unaudited) - (In thousands)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -    $ 94,758   $  6,418     (249) $ 100,927
Other                           -       5,946        504     (534)     5,916
                            --------  --------  ---------  --------  --------
                                -     100,704      6,922     (783)   106,843
Operating Expenses
Purchased transportation        -      61,122      1,056     (783)    61,395
Depreciation and amortization   -       7,301        909       -       8,210
Compensation - options          -       1,235        -         -       1,235
Other operating expenses        -      26,543      4,178       -      30,721
                           ---------  --------  ---------  --------  --------
 Operating income (loss)        -       4,503        779       -       5,282
Interest expense, net         5,433     1,005        164       -       6,602
Other expense                   -         (18)        -        -         (18)
Equity in earnings (loss)
 of Subsidiaries                (15)      -           -         15        -
                           ---------  ---------  --------- ---------  --------
 Income (loss) before taxes  (5,448)     3,516       615        15     (1,302)
Income taxes                 (2,136)     1,449       242        -        (445)
                           ---------   ---------  -------- --------   --------
Net income (loss) before
  extraordinary item         (3,312)     2,067       373        15       (857)
Extraordinary item,
  net of tax                    -        2,455        -        -        2,455
                           ---------   ---------  --------  -------   --------
Net income (loss)            (3,312)      (388)      373        15     (3,312)
                           ---------   ---------  -------   -------   --------
Preferred stock dividends        85          -        -          -         85
   Net income (loss)
  attributable to common
   shareholders             $(3,397)  $    (388)   $ 373        15   $ (3,397)
                            ========    ========    =======  =======   =======

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         QUALITY DISTRIBUTION,INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING
            STATEMENTS OF OPERATIONS -  NINE MONTHS ENDED SEPTEMBER 30, 1999
                              (Unaudited) - (In thousands)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -     $373,796   $ 20,422       -    $394,218
Other                           -       45,974        488       -      46,462
                            --------  --------   --------   --------  -------
                                -      419,770     20,910       -     440,680
Operating Expenses
Purchased transportation        -      237,163      2,691       -     239,854
Depreciation and amortization   -       44,908      2,732       -      47,640
Compensation - options          -           -          -        -          -
Other operating expenses        -      125,538     13,428       -     138,966
                           ---------  --------    --------  --------  -------
 Operating income (loss)        -       12,161      2,059       -      14,220
Interest expense, net       29,026          -         461       -      29,487
Other (income) expense          -         (111)        -        -        (111)
Equity in earnings (loss)
 of Subsidiaries             8,308         -           -    (8,308)     -
                           ---------  ---------   --------  ---------  ------
 Income (loss) before taxes(20,718)     12,272      1,598   (8,308)   (15,156)
Income taxes               (10,899)      5,032        509        -     (5,358)
Minority interest                           21                             21
                           ---------   ---------  --------  --------   ------
Net income (loss) before
  extraordinary item        (9,819)      7,219      1,089   (8,308)    (9,819)
Extraordinary item,
  net of tax                    -          -           -          -        -
                           ---------   ---------  -------  --------  -------
Net income (loss)          ($9,819)    $ 7,219    $ 1,089  ($8,308)   ($9,819)
                           =========   =========  =======  ========   =======

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING
       STATEMENTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (Unaudited) - (In thousands)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -    $220,878   $ 18,065    $ (250) $ 238,693
Other                           -      15,878      1,427      (534)    16,771
                            --------  --------  ---------  --------  --------
                                -     236,756     19,492      (784)   255,464
Operating Expenses
Purchased transportation        -     150,621      2,990      (784)   152,827
Depreciation and amortization   -      15,454      2,673       -       18,127
Compensation - options          -      14,678        -         -       14,679
Other operating expenses        -      54,442     12,161       -       66,603
                           ---------  --------  ---------  --------  --------
 Operating income (loss)        -       1,560      1,668       -        3,228
Interest expense, net         7,433     1,928        546       -        9,907
Other expense                   -         (34)        -        -          (34)
Equity in earnings (loss)
 of Subsidiaries             (2,604)       -           -     2,604         -
                           ---------  ---------  --------- ---------  --------
 Income (loss) before taxes (10,037)     (334)     1,122     2,604     (6,645)
Income taxes                 (3,018)     (130)       443       -       (2,705)
                           ---------   ---------  -------- --------   --------
Net income (loss) before
  extraordinary item         (7,019)     (204)       679     2,604     (3,940)
Extraordinary item,
  net of tax                    -       3,009         70      -         3,079
                           ---------   ---------  --------  -------   --------
Net income (loss)            (7,019)    (3,213)      609     2,604     (7,019)
                           ---------   ---------  -------   -------   --------
Preferred stock dividends       (85)        -          -       -          (85)
   Net income (loss)
  attributable to common
   shareholders             $(7,104)  $ (3,213)    $ 609    2,604   $  (7,104)
                            ========   ========    =======  =======  =========





       20                           FORM 10-Q
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30,1999 (Unaudited) - (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                               Parent    Subs     tor Subs   Elim's    idated
                              -------  --------- ----------  ------- ----------
Cash provided by (used for)
Operating activities:
Net income (loss)            $(9,819) $ 7,219     $ 1,089  ($8,308) $(9,819)
Adjustments for non
 cash charges                  9,819   30,438       2,822             43,079
Changes in assets/liabilities    -    (36,596)     (2,388)   8,308  (30,676)
                            -------- ---------  ---------  --------  --------
 Net cash provided by
  operating activities           -      1,061       1,523       -      2,584
Investing activities:
 Acquisition of subsidiary       -         -           -        -         -
 Capital expenditures            -    (15,692)     (2,513)      -    (18,205)
 Proceeds from asset
   dispositions                  -     13,103         481       -     13,584
 Other                           -       (270)         -        -       (270)
                             -------- ---------   ---------  -------- -------
  Net cash provided by (used
   for)investing activities      -     (2,860)      (2,031)     -     (4,891)
Financing activities:
 Proceeds from issuance of
  long term debt               5,870       -           816       -     6,686
 Payment of obligations          -     (3,974)         (68)      -    (4,042)
 Issuance of common stock        227       -            -        -       227
 Issuance of preferred stock               -            -        -        -
 Recapitalization expenditures
 Other                                   (222)          -        -      (222)
 Net change in intercompany
  balances                    (6,097)   6,097
                             --------  ----------   ---------- ------- --------
  Net cash provided by
   financing activities          -      1,901          748       -     2,649
                            --------  ----------   ---------- -------  -------
Net increase (decrease) in
   cash                          -        102          240        -      342
Effect of exchange rate
 changes on cash                 -         -           (94)       -      (94)
Cash, beginning of period        -       (721)         806        -       85
                            ---------  ---------   --------- -------  -------
Cash, end of period              -    $  (619)       $ 952       -   $   333
                            =========  =========   ========== ======= =======





       21                           FORM 10-Q
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30,1998 (Unaudited) - (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                               Parent    Subs     tor Subs  Elim's    idated
                             -------- --------- ---------- ------- ----------
Cash provided by (used for)
Operating activities:
Net income (loss)            $(7,019)   $ (3,213)  $   609 $ 2,604  $ (7,019)
Adjustments for non
 cash charges                  7,019      (4,879)     2,645 (2,604)     2,181
Changes in assets/liabilities    -       (21,991)       311     -     (21,680)
                             --------   ---------  -------- --------  --------
 Net cash provided by
  operating activities           -       (30,083)     3,565      -    (26,518)
Investing activities:
 Acquisition of subsidiary    (203,844)     -           -      -     (203,844)
 Capital expenditures            -        (16,135)   (7,985)    -     (24,120)
 Proceeds from asset
   dispositions                  -            978       286     -       1,264
 Other                           -        (21,048)       92   2,698   (18,258)
                             --------   --------- ----------- ------- --------
  Net cash used for investing
        activities            (203,844)   (36,205)   (7,607)  2,698  (244,958)
Financing activities:
 Proceeds from issuance of
  long term debt               425,000       -        9,905     -     434,905
 Payment of obligations          -        (44,261)  (10,863)     73   (55,051)
 Issuance of common stock       71,567       -        6,363  (3,595)   74,335
 Issuance of preferred stock    15,500       -          -              15,500
 Recapitalization expenditures(189,535)      -          (55)    -    (189,590)
 Other                                      1,527      (824)    824     1,527
 Net change in intercompany
  balances                     (118,688)  118,688       -      -         -
                               --------- ---------- ---------- ------- --------
  Net cash provided by
   financing activities         203,844    75,954      4,526  (2,698) 281,626
                               --------- ---------- ---------- ------- -------
Net increase (decrease) in
   cash                           -         9,666        484     -     10,150
Effect of exchange rate
 changes on cash                  -           -          (20)    -       (20)
Cash, beginning of period         -           703        674     -      1,377
                              ---------  ---------  ---------- ------ -------
Cash, end of period               -       $10,369      $1,138    -    $11,507
                              =========  =========  ========== ====== =======

                                 FORM 10-Q
                       PART 1 - FINANCIAL INFORMATION
                 QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
            THIRD QUARTER 1999 COMPARED TO THE THIRD QUARTER 1998

The Company's comparative operating results for the third quarter of 1999 were materially affected by the recapitalization accounting resulting from the June 30, 1998 transaction with an affiliate of Apollo Management L.P. and the acquisition of Chemical Leaman on August 28, 1998.

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

For the quarter ended September 30, 1999, revenues totaled $149.3 million, a
39.7 % increase over revenues of $106.8 million for the same period in 1998. The Company attributes its increased revenue to the inclusion of CLC for all three months of the third quarter in 1999.

For the quarter ended September 30, 1999, operating income totaled $2.2 million, a decrease of $3.1 milion compared to $5.3 million for the same period in 1998. This decrease is primarily due to the $4.7 million one time depreciation charge taken due to an adjustment in the estimated usefull life of certain revenue equipment, thereby comforming the depreciation policies of QDI and CLC.

Current year operating income was also negatively impacted by the amortization of goodwill in the amount of $1.3 million recognized with the acquisition of Chemical Leaman and a one time charge of $2.5 million relating to the reduction in the usefull life of acquired software, now fully written off, used in the trucking operation.
The operating ratio (operating expense/operating revenue) declined primarily due to the aforementioned one time earnings charges.

Net interest expense increased to $10.0 million in the quarter ended September 30, 1999, from $6.6 million in the quarter ended September 30, 1998.
This increase is the result of the debt arising from the acquisition of Chemical Leaman being outstanding all three months of the third quarter 1999.

The pretax loss for the quarter ended September 30, 1999 totaled $7.8 million compared to a loss of $3.3 million for the same period in 1998.
Pretax income decreased primarily due to the decrease in operating income and the increase in interest expense both discussed above.

For the quarter ended September 30,1999, the Company's net loss, was $5.2 million compared with a loss $1.3 million for the same period last year. This was the result of decreased pretax income previously discussed above.
Basic weighted average shares outstanding increased from 1,850,000 in the third quarter of 1998 to 2,014,000 in the third quarter of 1999. As of September 30, 1999, a total of 2,013,649 shares were outstanding.

                 QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITION AND RESULTS OF OPERATIONS

              NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO

                     NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company's comparative operating results for the nine months ended September 30, 1999 were materially affected by the recapitalization accounting resulting from the June 30, 1998 transaction with an affiliate of Apollo Management L.P. and the acquisition of Chemical Leaman on August 28, 1998.

For the nine months ended September 30, 1999, revenues totaled $440.7 million, a 72.5 % increase over revenues of $255.5 million for the same period in 1998. The Company attributes its increased revenue to the inclusion of CLC for all nine months of the comparable period.

For the nine months ended September 30, 1999, operating income totaled $14.2 million, an increase of $11.0 million compared to $3.2 million for the same period in 1998. This increase is primarily due to the $14.7 million charge to compensation expense in 1998 attributable to the Apollo acquisition.

Current year operating income was negatively impacted by the amortization of goodwill in the amount of $3.6 million recognized with the acquisition of Chemical Leaman.

A one time charge of $11.3 million relating to the reduction in the usefull life of acquired software, now fully written off, used in the trucking operation and a one time charge of $4.7 million due to a change in the estimated usefull life of certain revenue equipment also negatively impacted earnings.

The operating ratio (operating expense/operating revenue) improved primarily due to the aforementioned prior year charge relating to the acquisition of the Company by Apollo.
Net interest expense increased to $29.5 million for the nine months ended September 30, 1999, from $9.9 million for the nine months ended September 30, 1998. This increase is the result of the increased debt arising from the leveraged recapitalization and the acquisition of Chemical Leaman being out-standing all nine months of 1999.

The pretax loss for the nine months ended September 30, 1999 totaled $15.2 million compared to a loss of $6.6 million for the same period in 1998. Pretax income decreased primarily due to the increase in interest expense less the improvement in operating income both discussed above.

For the nine months ended September 30,1999, the Company's net loss was $9.8 million compared with a loss of $7.0 million for the same period last year. This was the result of decreased pretax income previously discussed above.

Basic weighted average shares outstanding year to date decreased from 3,471,000 in 1998 to 2,011,000 in 1999 due to the recapitalization.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION




Liquidity and Capital Resources


The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions. Net cash provided by operating activities totaled $2.6 million for the nine months ended September 30,1999, versus $26.5 million used for the same period in 1998. This increase is due to the additional cash charges in 1998 relating to the Apollo recapitalization and the CLC acquisition plus the settlement of restricted cash with the former CLC shareholders which occured in 1999.

The cash provided by financing activities totaled $2.6 million during the nine month period ended September 30, 1999, compared to $281.6 million provided in the the comparable period in 1998. This difference is due to the recapitalization which occured in the second quarter of last year.

Cash used for investing activities totaled $4.9 million for the nine month period ended September 30, 1999, compared to $245.0 million used for the comparable 1998 period. This difference is due to the acquisitions which occured in 1998.

The Company sold the assets of Leaman Logistics Inc.and Core Logistics Management Inc. in the third quarter of 1999 for $9.3 million dollars cash plus elimination of the 10% minority interest held by Leaman Logistics officers. Goodwill in the amount of$8.1 million was allocated as a cost of the sale, thereby eliminating any material gain on this transaction.

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

As of September 30,1999, the Company has available $42.3 million under this revolving credit facility. The Company also has $100.00 million in 10% senior subordinated notes due in 2006 and $40.0 million in floating interest rate subordinated term securities also due in 2006.

The Company's management believes that borrowings under these loan agreements, together with available cash and internally generated funds, will be sufficient to fund QDI's continued growth and meet its working capital requirements for the foreseeable future.

                                FORM 10 -Q
                       PART 1 - FINANCIAL INFORMATION
YEAR 2000
Some of QDI's older computer programs and systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using "00" as the year 1900 rather than 2000. This could cause a system failure or other miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.
QDI has completed a plan to ensure that its systems are compliant with the requirements to process transactions in the year 2000. Most of QDI's combined systems implementation effort has been directed toward the migration of the CLC billing, settlement and financial reporting systems from mainframe based systems which were not Year 2000 compliant. The target completion date for changeover of the critical systems, September 30,1999 has been met, and management believes it has done everything within its power to ensure a smooth transition into the next year.
The estimated cost of QDI's completed and remaining replacement and modification for the year 2000 issue is not expected to be material to QDI's earnings or financial position. Due to cost considerations, QDI has determined not to develop or maintain a contingency plan.

QDI has also performed an assessment of its non-IT systems. QDI has determined that it currently owns approximatley 300 Qualcom units which are located in its trucks and deal with the communication to the trucks, which have embedded chips that are not Year 2000 compliant. These units are not an integral part of the operation of QDI's business. These units have been earmarked to be upgraded over the next three months and QDI does not expect the costs of such upgrades to be material. In addition to assessing its own
Year 2000 compliance, QDI has had discussions with many of its major vendors and suppliers reguarding their Year 2000 compliance. QDI has received letters of compliance from many of its material partners and is in the process of obtaining such letters from others.

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

ITEM 6.  (a) Exhibits:  27 Financial Data Schedule (for SEC use only)


         (b) Reports on Form 8-K: None

                                  Signatures






                                          Quality Distribution, Inc.
                                 -------------------------------------------


October 15, 1999                            /S/ CHARLES J. O'BRIEN, JR.
                                 -------------------------------------------
                                   CHARLES J. O'BRIEN, JR., (CEO, PRESIDENT)
                                  (DULY AUTHORIZED OFFICER)


October 15, 1999                             /S/ RICHARD J. BRANDEWIE
                                 -------------------------------------------
                                   RICHARD J. BRANDEWIE, (TREASURER)
                                  (PRINCIPAL FINANCIAL OFFICER)