Form 10-K405
period 1999-12-31
QUALITY DISTRIBUTION INC
filed 2000-03-30
CIK 922863

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

COMMISSION FILE NUMBER  0 - 24180
                        ---------


                           Quality Distribution, Inc.
                         (formerly known as MTL, INC.)
           (Exact Name of the Registrant as Specified in its Charter)


                     FLORIDA                             59-3239073
         (State or other jurisdiction of                (IRS Employer
         incorporation or organization)              Identification No.)


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 31, 1999, there were 2,013,649 outstanding shares of the Registrant's Common Stock, $0.01 par value.

Documents Incorporated by Reference: None.

                                     PART I

Item 1.    BUSINESS

GENERAL

Quality Distribution, Inc. ("QDI", formerly known as MTL, Inc.) is the largest bulk tank truck carrier in the United States based on revenues. Through a network of 171 terminals located across the United States and Canada, we transport a broad range of chemical products and provide our customers with supplementary transportation services such as dry bulk hauling, transloading, tank cleaning, third-party logistics, intermodal services and leasing. Many of the chemical and chemical-related consumer products we transport require specialized trailers and experienced personnel for safe, reliable and efficient handling. We are a core carrier for many of the Fortune 500 companies who are engaged in chemical processing, including Dow Chemical, The Procter & Gamble Company, Union Carbide, Allied Signal, DuPont and PPG Industries.

         In addition to our own fleet operations, we use affiliates and owner-operators. Affiliates are independent companies that, through comprehensive contracts with us, operate their terminals exclusively for us. Owner-operators are independent contractors who, through contracts with us, supply one or more tractors and drivers for our own or our affiliate's use. Management believes that the use of affiliates and owner-operators results in a more flexible cost structure, increases our asset utilization and increases return on invested capital. QDI is a holding company and operates principally through two main transportation subsidiaries, Quality Carriers, Inc ("QCI") and Levy Transport, Ltee ("Levy"). Through these principal transportation subsidiaries, as of December 31, 1999, we operated 7,625 trailers, of which 6,635 were owned or leased by us, and 3,943 tractors, of which 996 were owned or held directly under lease by us.

         On June 9, 1998, QDI was recapitalized through a merger with a corporation controlled by Apollo Investment Fund III, LP ("Apollo") and certain related companies. On August 28, 1998, we completed our acquisition of Chemical Leaman Corporation and its subsidiaries ("CLC"). The combination of CLC and QDI has united two of the leading bulk transportation service providers under one holding company.

         The for-hire tank truck industry is highly fragmented and we believe it consists of in excess of 200 tank truck carriers, with the top five carriers representing approximately $1.4 billion or approximately 24% of estimated 1999 for-hire tank truck industry revenues. Recently, however, the industry experienced increased consolidation. We believe such consolidation is primarily the result of economies of scale in the provision of services to a larger customer base, cost-effective purchasing of equipment, supplies and services by larger companies, and the decision by many smaller, capital constrained operators to sell their trucking businesses rather than make substantial investments to modernize their fleets. As a result of our leading market position and decentralized operating structure, we believe we are well positioned to benefit from these current industry trends.


DEVELOPMENT OF OUR COMPANY

         QCI was founded in 1965. QDI is a holding company, and operates principally through its transportation subsidiaries. We have grown over the past five years from 53 terminals to 171 terminals and have expanded our area of geographic coverage. Much of this growth has been accomplished through strategic acquisitions. We plan to continue to grow both our core business and the variety of services we provide to our customers.

         On June 11, 1996, we acquired all of the outstanding stock of Levy, a Quebec-based tank truck carrier for a purchase price of $5.1 million in cash plus the assumption of debt. The purchase price was financed with borrowings from an unsecured line of credit and was determined based upon the fair market value of assets acquired and discounted, projected profit potential of the Levy operation after consolidation. As of the acquisition date, Levy serviced the chemical, petroleum and glass industries with a fleet of over 400 trucks and tank and glass trailers.

         On June 9, 1998, Sombrero Acquisition Corp., a Florida corporation and wholly-owned subsidiary of Apollo, merged with and into QDI with QDI as the surviving corporation. In this merger, the holders of the outstanding shares of common stock of QDI, other than certain exempted shares, received $40 in cash for each share of the common stock of QDI held. The total consideration that was paid to shareholders of QDI in connection with the merger consisted of $194.6 million and included payments to holders of certain options of QDI, net of the option exercise proceeds, and the implied value of shares which were retained by management. We treated such merger as a recapitalization for accounting purposes. Immediately following the merger, Apollo owned 85.4% of the company's common shares, certain other investors owned 4.4%, and management of QDI owned approximately 10.2% of the common stock of QDI. Immediately following such merger, on a fully diluted basis, Apollo owned 76.9%, certain other investors owned 4% and management of QDI owned 19.1% of the common stock of QDI.

         The QDI merger, the private offering of notes, the credit agreement and the equity investment are collectively referred to herein as the "QDI Transactions."

         On August 28, 1998 we acquired CLC. The shareholders of CLC received an aggregate of $70.7 million in cash, $10.75 million of such amount was placed in an escrow account for CLC shareholders' indemnification obligations, and $5.0 million stated value of redeemable preferred stock. A portion of the shares held by certain shareholders of CLC who are officers of CLC, having a value of $1.1 million based on the per share consideration, were converted into shares of QDI common stock.

         On February 3, 1999, we entered into a settlement agreement with former shareholders of CLC regarding the remaining consideration owed in the CLC acquisition. The agreement called for a payment of $3 million to the former shareholders as a settlement of final payment of amounts owed under the merger agreement and a cancellation of the 50 preferred shares issued in connection with the acquisition.

         All of our domestic, direct and indirect subsidiaries, including CLC and its subsidiaries, have guaranteed our borrowings under the new credit agreement and CLC and its subsidiaries have executed a supplemental indenture to become guarantors of the notes pursuant to the terms of the indenture.

         The CLC merger, the related tender offer for certain notes of CLC, the refinancing of the credit agreement in connection with such transactions, the preferred and common equity investments made in connection with the acquisition of CLC and the related borrowings under the new credit agreement are collectively referred to as the "CLC Transactions."


SERVICES PROVIDED

         BULK TRANSPORTATION SERVICES

         The primary service QDI provides to its customers is the transportation of bulk liquid and dry bulk chemical products. We provide our services through both Company owned terminals and through affiliates. As of December 31, 1999, 63 of our 171 terminals were operated by affiliates, and in 1999, on a pro forma basis, affiliate terminals were responsible for approximately 42% of our total revenue. We rely heavily on the use of owner-operators for our tractor needs, both at our own terminals and our affiliate terminals. We believe that the combination of our affiliate program and its emphasis on the use of owner-operators results in a flexible, efficient operating structure that provides our customers with superior service levels.

         AFFILIATE PROGRAM

         Affiliates are established and maintained as independent corporations to preserve the entrepreneurial motivation common to small businesses. Each affiliate enters into a comprehensive contract with us pursuant to which the affiliate is required to operate its terminal(s) exclusively for and on behalf of the company. Each affiliate is supported by our corporate staff and is linked via computer to our central management information system located at our Tampa, Florida headquarters. Affiliate facilities are frequently staffed and managed by former QDI employees with the operating experience and management capability to be an effective affiliate.

         Affiliates obtain various benefits from their relationship with QDI, such as greater equipment utilization through participation in our backhaul program, access to and enhancement of customer relationships, driver recruitment, safety training, expanded marketing resources and access to sophisticated management information systems. Affiliates also benefit from our purchasing leverage for insurance coverage, tractors, trailers, fuel, tires, and other significant operating requirements.

         Affiliates predominantly operate under the marketing identity of Quality Carriers and typically receive approximately 85% of gross revenues from each shipment they transport. Affiliates are responsible for their own operating expenses. We pay our affiliates weekly on the basis of completed billings to customers. We collect all accounts receivable and deduct any amounts advanced for fuel, insurance, or other miscellaneous expenses, including charges, as applicable, for QDI's tank trailers, from these weekly billing settlements.

         Contracts with affiliates typically carry a one-year term, renewable on an annual basis unless terminated by either party. Contracts between ourselves and our affiliates also contain restrictive covenants that prohibit affiliates from competing directly with us in a specific geographic area for a period of one year following termination of a contract. In addition, we require our affiliates to meet certain operating and financial standards.

         Affiliates engage their own drivers and personnel as well as utilize the services of owner-operators who must meet our operating and financial standards. The affiliate assumes all operating expenses such as fuel, licenses, fuel taxes and tank cleaning. However, we reimburse affiliates for certain expenses passed through to our customers, such as tolls and scaling charges.

         Affiliates are required to pay for their own workers' compensation coverage, which must meet both QDI and statutory coverage levels. Affiliates retain responsibility for liabilities up to $10,000 per incident arising from accidents, spills or contamination incurred while transporting a load. Liability beyond the obligations of the affiliate is the responsibility of QDI or its insurer. We make additional insurance coverage available to our affiliates for physical damage, running a tractor without a trailer, health and life, and garage-keepers insurance for additional fees.

         OWNER-OPERATORS

         Both ourselves and our affiliates extensively utilize owner-operators. Owner-operators are independent contractors who, through a contract with us, supply one or more tractors and drivers for QDI or affiliate use. Owner-operators are compensated on the basis of a fixed percentage of the revenue generated from the shipments they haul. The owner-operator must pay all insurance, maintenance, and highway use taxes. All owner-operators utilized by either QDI or an affiliate must meet specified guidelines relating to driving experience, safety records, tank truck experience, and physical examinations in accordance with U.S. Department of Transportation ("DOT") regulations. We emphasize safety to our independent contractors and their drivers and maintain driver safety inspection programs, safety awards, terminal safety meetings and stringent driver qualifications. The company and its affiliates dedicate significant resources to recruiting and retaining owner-operators. We attempt to enhance the profitability of our owner-operators through purchasing programs that take advantage of our significant purchasing power. Programs cover such operating expense items as fuel, tires and insurance. As of December 31, 1999, we had contracts with 2,157 owner-operators.

         LEASING

         In conjunction with our provision of bulk transportation services we provide dedicated tractors and trailers to affiliates and other third parties, including shippers. We believe our leasing business is among the largest in the industry and provides a stable source of revenue and profitability. Trailer lease terms range from 1 to 84 months and do not include a purchase option. Tractor lease terms range from 12 to 60 months and may include a purchase option.

         TANK WASH OPERATIONS

         To maximize equipment utilization, we rely on approximately 50 QDI and affiliate tank wash facilities, as well as the services of other commercial tank wash facilities located throughout our operating network. Our Company and affiliate facilities allow us to generate additional tank washing fees from non-affiliated carriers and shippers. Management believes that the availability of these facilities enables us to provide an integrated service package to our customers.

         INTERMODAL AND BULK RAIL OPERATIONS

         We offer a wide range of intermodal services by transporting liquid bulk containers on specialized chassis to and from a primary mode of transportation such as rail, barge or vessel. We also provide rail transloading services that enable products to be transloaded directly from rail car to trailer. This allows shippers to combine the economy of long-haul rail transportation with the flexibility of local truck delivery.

         Through the CLC merger, we have expanded the range of transportation-related services we provide to include the following:

         OWNER-OPERATOR SERVICES

         We offer, through our subsidiary, Power Purchasing, Inc., products and services to both our internal and external fleet and to our owner-operators at favorable prices. By offering purchasing programs that take advantage of our significant purchasing power for products and services such as tractors, fuel and tires as well as automobile, general liability and workers' compensation insurance, we believe we strengthen our relationship with our owner-operators and improve driver recruitment.

         CAPACITY MANAGEMENT SYSTEMS

         We provide load brokerage services in order to enhance our ability to handle our customers' trucking requirements. To the extent that we do not have the equipment necessary to service a particular shipment, we will broker the load to another carrier, thereby meeting the customer's shipping needs and generating additional revenues for us, in the form of commissions. Through our relationship with over sixty bulk carriers, we can assure timely response to customer needs.

         BULKNET

         We have developed an internet-based system to handle individual loads that allows shippers to place orders over the internet to a group of qualified carriers. Carrier selection criteria can be dictated by the shipper based upon carrier availability of capacity, cost, and other parameters of greatest importance to the shipper. The system is intended to streamline shipper and carrier communication and order acceptance by providing a uniform methodology to uniformly handle shipper and carrier requirements.


         TRACTORS AND TRAILERS

         As of December 31, 1999, we operated 7,625 trailers, of which approximately 6,635 were owned or leased by us, 883 were owned by affiliates and 107 are owned by shippers. A typical trailer measures 42.5 feet in length, 8 feet in width and 10.5 feet in height. The volume of the trailer ranges from 5,000 to 7,000 gallons with a payload capacity of up to 55,000 pounds. The cost of a new standard stainless steel trailer ranges from $47,000 to $64,000, depending on specifications. Our capital expenditures for new and used trailers in 1999 were $7.5 million for the purchase of approximately 218 trailers.

         We generally acquire new tractors with a utilization period of approximately five years. Our general philosophy is to purchase new trailers and utilize a routine general maintenance program that will allow trailers to achieve an expected useful life of 15 to 20 years. In many cases, we have invested significantly in the refurbishment or re-manufacturing of trailers in order to lengthen the expected useful life of these trailers beyond 15 - 20 years.

         As of December 31, 1999, we operated approximately 3,943 tractors including approximately 996 that were operated by our drivers, 2,378 that were operated by owner-operators and 569 that were operated by affiliate drivers. Of the approximately 932 tractors owned by us, 273 were leased to affiliates and owner-operators. We primarily purchase high-end tractors manufactured by Mack Trucks, Inc., Freightliner Corporation, and Peterbilt Company. In 1999, we purchased 85 new and used tractors at costs ranging from $10,000 to $75,000 per tractor. We attempt to standardize our equipment purchases, which reduces training and parts inventory costs and allows for a more standardized preventive maintenance program.

         The majority of our and our affiliate terminals provide preventive maintenance and service and receive computer-generated reports that indicate when inspection and/or servicing of units are required. Most major repairs are performed by unaffiliated third parties. Our maintenance facilities are registered with DOT and are qualified to perform trailer inspections and repairs for our fleet and equipment owned by third parties.

         The following table shows the age of trailers and tractors we operated that were in service as of December 31, 1999, all numbers are approximated as of such date:


TRAILERS
                                   (1)   < 3 YRS   3-5 YRS   6-10 YRS   11-15 YRS  16-20 YRS  > 20 YRS    TOTAL
                                         -------   -------   --------   ---------  ---------  --------    -----
                                                                           (1)       (1)       (1)

Company                                      531     1,137      1,169       1,874        654     1,270     6635
Affiliate                                    298       169        137         124         69        86      883
Shipper                                        0        19         52           7         15        14      107
                                          ------   -------   --------    --------  ---------  --------    -----
Total                                        829      1325       1358        2005        738      1370    7,625
                                          ======   =======   ========    ========  =========  ========    =====

TRACTORS                                < 3 YRS   3-5 YRS   6-10 YRS   11-15 YRS  16-20 YRS  > 20 YRS    TOTAL
                                         ------   -------   --------   ---------  ---------  --------    -----


Company                                     130       470        243         132         18         3      996
Affiliate                                   235       234         89           8          2         1      569
Owner/Operator                              632       798        650         248         32        18     2378
                                         ------   -------   --------   ---------  ---------  --------    -----
Total                                       997     1,502        982         388         52        22    3,943
                                         ======   =======   ========   =========  =========  ========    =====


(1) Age based upon original date of manufacture, trailer may be substantially refurbished or re-manufactured.


DRIVERS AND OTHER PERSONNEL

         At December 31, 1999 we utilized 3,623 drivers. Of this total there were 2,157 owner operators, 611 affiliate company drivers and 855 company drivers. We also employ 1,005 other personnel. These include 140 mechanics, 240 tank cleaners and 625 support personnel, including clerical and administrative positions.

         Each terminal manager has direct responsibility for hiring drivers and administrative personnel. Where appropriate, the terminal manager is also responsible for hiring mechanics and customer service and tank wash personnel. Company drivers and owner-operators are hired in accordance with specific guidelines regarding safety records, driving experience and a personal evaluation of our staff. We employ only qualified tank truck drivers with a minimum of two years of over-the-road, tractor-trailer experience. These drivers are then enrolled in a rigorous training program conducted at one of our five safety schools.

         Owner-operators are retained by us under contracts generally terminable by either party upon short notice. However, they may be terminated immediately under certain circumstances. Owner-operators retain responsibility for their own operating expenses. We provide our employees with health, dental, vision, life, and certain other insurance coverage. These and other insurance programs are available to affiliates and owner-operators for a fee.

         As of December 31, 1999, we had 320 employees in trucking, maintenance or cleaning facilities and approximately 74 employees of three affiliate terminals who were members of the International Brotherhood of Teamsters.

MARKETING

         We conduct our marketing activities at both the national and local levels. We employ 25 geographically dispersed sales managers who market our services primarily to national accounts. These sales managers have extensive experience in marketing specialized tank truck transportation services. The corporate sales staff also concentrates on developing dedicated logistics opportunities. Our senior management is actively involved in the marketing process, especially in marketing to national accounts. In addition, significant portions of our marketing activities are conducted locally by our terminal managers and dispatchers who act as local customer service representatives. These managers and dispatchers maintain regular contact with shippers and are well positioned to identify the changing transportation needs of customers in their respective geographic areas.

CUSTOMERS

GENERAL

         Our client base consists of customers located throughout North America, including many Fortune 500 companies, such as Dow Chemical, Procter & Gamble, Union Carbide, PPG Industries, and DuPont. During 1999, no single customer accounted for more than 7.5% of our total revenues. For the fiscal year ended December 31, 1999, QDI's 10 largest customers accounted for 27.1%, of revenues.

CUSTOMER SERVICE AND QUALITY ASSURANCE

         In order to achieve our goal of providing to our customers the highest quality service and creating the highest level of customer and employee satisfaction, we have implemented a quality assurance program at all levels of the organization. Our Quality Assurance Program is designed to enable the achievement of superior customer service through the development and implementation of standardized operating procedures for each area within QDI. This includes marketing and contracts, dispatch and terminal operations, safety, driver hiring and training, trailer operations, tractor operations, procedures for administrational functions, payroll and settlement, insurance, sales, data processing, and fuel tax and permits.

         We have developed and implemented a statistical measurement tool called the Terminal Safety Ranking Profile. This profile establishes a uniform method of evaluating, measuring and comparing the safety performance of all field operation facilities. Through utilization of this tool, individual facilities and regions of QDI can be evaluated for performance trends or areas of deficiency needing improvement.

         We have also implemented a Quality Corrective Action procedure that is intended to identify, document and correct safety and service non-conformance. In addition, we have established cross-functional teams known as Continuous Process Improvement teams which have been charged with the responsibility of identifying ways in which to improve our processes as well as to manage the implementation of such improvements.

         Most of our tractor fleet, including both our owned, affiliate-owned and owner-operator owned tractors, are equipped with OmniTRACS(R) mobile satellite communications systems which provide continuous monitoring and two-way communications with tractors in transit. This information is used to track load status, optimize the use of drivers and equipment and respond to emergency situations.

ADMINISTRATION

         We operate through 171 facilities located across the United States and Canada. Each of the 107 QDI and 63 affiliate terminals operates as a separate profit center, and terminal managers retain responsibility for most operational decisions in their given service area. Effective supervision of a service area requires maximum personal contact with both customers and drivers. Therefore, to achieve mutually defined operating objectives, the functions of dispatch, customer service, and general administration typically rest within each separate terminal. Cooperation and coordination between the terminals is further encouraged by our backhaul policy. Any terminal that generates a backhaul shipment for another terminal receives a commission on the revenue generated by the backhaul shipment.

         From its headquarters in Florida, management constantly monitors each terminal's operating and financial performance, safety and training record, and customer service effort. All terminals are required to adhere to our safety, maintenance, customer service and other operating procedures, and the terminal manager is responsible for insuring compliance with these strict guidelines. Senior corporate executives and safety department personnel conduct unannounced visits to verify terminal compliance. We attempt to achieve uniform service and safety at all Company and affiliate terminals, while simultaneously providing terminal managers the freedom to focus on generating business in their region.

COMPETITION

         The tank truck business is extremely competitive and fragmented. We compete primarily with other tank truck carriers and private carriers in various states. With respect to certain aspects of our business, we also compete with intermodal transportation, railroads and less-than-truckload carriers. Intermodal transportation has increased in recent years as reductions in train crew size and the development of new rail technology have reduced costs of intermodal shipping.

         Competition for the freight transported by us is based primarily on rates and service. Management believes that we enjoy significant competitive advantages over other tank truck carriers because of our low fixed cost structure, overall fleet size, national terminal network and tank wash facilities.

         Our largest competitors are Trimac Transportation Services Ltd, Matlack Systems, Inc., Schneider National, Inc, and Superior Carriers, Inc. There are approximately 195 other recognized tank truck carriers, most of whom are primarily regional operators.

         We also compete with other motor carriers for the services of our drivers and owner-operators. Our overall size and our reputation for good relations with affiliates and owner-operators have enabled us to attract a sufficient number of qualified professional drivers and owner-operators.

         Competition from non-trucking modes of transportation and from intermodal transportation would likely increase if state or federal fuel taxes were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

RISK MANAGEMENT AND INSURANCE/SAFETY

         The primary risks associated with our business are bodily injury and property damage, workers' compensation claims and cargo loss and damage. We maintain insurance against these risks and are subject to liability as a self-insurer to the extent of the deductible under each policy. We currently maintain liability insurance for bodily injury and property damage in the amount of $100 million per incident, having no deductible. There is no aggregate limit on this coverage.

         We currently maintain first dollar workers' compensation insurance coverage. We are self-insured for damage or loss to the equipment we own or lease, and for cargo losses.

         We employ a safety and insurance staff of in excess of 30 professionals. In addition, we employ specialists to perform compliance checks and conduct safety tests throughout our operations. We conduct a number of safety programs designed to promote compliance with rules and regulations and to reduce accidents and cargo claims. These programs include training programs, driver recognition programs, an ongoing Substance Abuse Prevention Program, driver safety meetings, distribution of safety bulletins to drivers, and participation in national safety associations.


ENVIRONMENTAL MATTERS

         Our activities involve the handling, transportation, storage, and disposal of bulk liquid chemicals, many of which are classified as hazardous materials, hazardous substances, or hazardous waste. Our tank wash and terminal operations engage in the storage or discharge of wastewater and storm-water that may contain hazardous substances, and from time to time we store diesel fuel and other petroleum products at their terminals. As such, we are subject to environmental, health and safety laws and regulation by U.S. federal, state, local and Canadian government authorities. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. There can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs on us.

         Facility managers are responsible for environmental compliance. Self-audits are required to address operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities, and wastewater management. We also contract with an independent environmental consulting firm that conducts periodic, unscheduled, compliance assessments which focus on conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. Our relationship to our affiliates could, under certain circumstances, result in our incurring liability for environmental contamination attributable to an affiliate's operations, although we have not incurred any material derivative liability in the past. Our environmental management program has been extended to our affiliates.

         Our wholly-owned subsidiary, EnviroPower, Inc., is staffed with environmental experts who manage our environmental exposure relating to historical operations and develop policies and procedures, including periodic audits of our terminals and tank cleaning facilities, in an effort to avoid circumstances that could lead to future environmental exposure. EnviroPower is also our principal interface with the U.S. Environmental Protection Agency ("EPA") and various state environmental agencies.

         As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances either under CERCLA or comparable state laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or our business reputation. As the result of environmental studies conducted at our facilities in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation.

         We have also been named a "potentially responsible party," or have otherwise been alleged to have some level of responsibility, under CERCLA or similar state laws for cleanup of off-site locations at which our waste, or material transported by us, has allegedly been disposed of. We have asserted defenses to such actions and have not incurred significant liability in the CERCLA cases settled to date. While we believe that it will not bear any material liability in any current or future CERCLA matters, there can be no assurance that we will not in the future incur material liability under CERCLA or similar laws. See "Risk Factors -Transporting Hazardous Substances Could Create Environmental Liabilities" for a discussion of certain risks of our being associated with transporting hazardous substances.

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

         In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site at a cost estimated by the EPA to be approximately $7 million. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA's wetlands remedy. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. CLC has finalized a consent decree with the state and federal trustees that will resolve the natural resource damages claims. CLC has also entered into an agreement in principle to reimburse the EPA' past costs in investigating and overseeing activities at the site over a three-year period for which we have established reserves. In addition, the EPA has investigated contamination in site soils. No decision has been made as to the extent of soil remediation to be required, if any.

         CLC initiated litigation against its insurers to recover its costs in connection with environmental cleanups at its sites. In a case captioned Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et al., Civil Action No. 89-1543 (SSB) (D.N.J.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at the Bridgeport site. In a case captioned The Aetna Casualty and Surety Company v. Chemical Leaman Tank Lines, Inc., et al., Civil Action No. 94-CV-6133 (E.D. Pa.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at its other sites. In an agreement dated as of November 18, 1999, Chemical Leaman favorably resolved these outstanding insurance claims.

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

         (2)      perform an interim groundwater remedy at the site; and

         (3)      conduct soil remediation.

         U.S.v. Chemical Leaman Tank Lines, Inc., Civil Action No.
                  95-CV-4264 (RJB) (E.D. Pa.).

         CLC has paid all costs associated with installation of the waterline. CLC has completed a hydro-geologic study, and has commenced activities for construction of a groundwater treatment plant to pump and treat groundwater. The EPA anticipates that CLC will operate the plant for about five years, at which time the EPA will evaluate groundwater conditions and determine whether a final groundwater remedy is necessary. Field sampling for soil remediation recently commenced. The Consent Decree does not cover the final groundwater remedy or other site remedies or claims, if any, for natural resource damages.

         Other Environmental Matters. CLC has been named as PRP under CERCLA and similar state laws at approximately 40 former waste treatment and/or disposal sites including the Helen Kramer Landfill Site where CLC recently settled its liability. In general, CLC is among several PRP's named at these sites. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York and its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. The Company has also favorably settled a toxic tort claim brought against it and several co-defendants by an uncertified class of Texas claimants. As a result of our acquisition of CLC, we identified other owned or formerly owned properties that may require investigation and/or remediation, including properties subject to the New Jersey Industrial Sites Recovery Act (ISRA). CLC's involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. We have established reserves for liabilities associated with the Helen Kramer Landfill, CLC's facility at Tonawanda, New York and CLC's former facility in Putnam County.

REGULATION

         As a motor carrier, we are subject to regulation. There are additional regulations specifically relating to the tank truck industry, including testing and specifications of equipment and product handling requirements. We may transport most types of freight to and from any point in the United States over any route selected by us. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes may include increasingly stringent environmental regulations or limits on vehicle weight and size. In addition, our tank wash facilities are subject to stringent local, state and federal environmental regulations.

         The Federal Motor Carrier Act of 1980 served to increase competition among motor carriers and limit the level of regulation in the industry. The Federal Motor Carrier Act also enabled applicants to obtain Interstate Commerce Commission ("ICC") operating authority more readily and allowed interstate motor carriers such as ourselves greater freedom to change their rates each year without ICC approval. The law also removed many route and commodity restrictions on the transportation of freight. A series of federal acts, including the Negotiated Rates Act of 1993, the Trucking Industry Regulatory Reform Act of 1994 and the ICC Termination Act of 1995, further reduced regulation applicable to interstate operations of motor carriers such as ourselves, and resulted in transfer of interstate motor carrier registration responsibility to the Federal Highway Administration of DOT. On February 13, 1998, the Federal Highway Administration published proposed new rules governing registration to operate by interstate motor carriers. That proposal may lead to revised procedures for motor carriers like us to register to conduct interstate motor carrier operations. The form of such revised procedures presently cannot be predicted by us. During 1999, the Federal Motor Carrier Safety Improvement Act of 1999 took effect establishing the Federal Motor Carrier Safety Administration effective January 1, 2000. This agencies principal assignment is to regulate and maintain safety within the ranks of motor carriers.

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. To a large degree, intrastate motor carrier operations are subject to safety and hazardous material transportation regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations mandate drug testing of drivers. To date, the DOT's national commercial driver's license and drug testing requirements have not adversely affected the availability of qualified drivers to us. Alcohol testing rules were adopted by the DOT in February 1994 and became effective in January 1995 for employers with 50 or more drivers. These rules require certain tests for alcohol levels in drivers and other safety personnel. We do not believe the rules will adversely affect the availability of qualified drivers.

         Title VI of The Federal Aviation Administration Authorization Act of 1994, which became effective on January 1, 1995, largely deregulated intrastate transportation by motor carriers. This Act generally prohibits individual states, political subdivisions thereof and combinations of states from regulating price, entry, routes or service levels of most motor carriers. However, the states retained the right to continue to require certification of carriers, based upon two primary fitness criteria--safety and insurance--and retained certain other limited regulatory rights. Prior to January 1, 1995, we held intra-state authority in several states. Since that date, we have either been "grandfathered in" or have obtained the necessary certification to continue to operate in those states. In states in which we were not previously authorized to operate intra-state, we have obtained certificates or permits allowing us to operate.

         From time to time, various legislative proposals are introduced including proposals to increase federal, state, or local taxes, including taxes on motor fuels. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.

SEASONALITY

         Our business is subject to limited seasonality, with revenues generally declining slightly during winter months, namely the first and fourth fiscal quarters, and over holidays. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months. Our operating expenses also have been somewhat higher in the winter months, due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in colder months.

RECENT DEVELOPMENTS

         On March 4, 1999 we completed our exchange offer of $100,000,000 aggregate principal amount of our 10% Senior Subordinated Notes due 2006 and $40,000,000 aggregate principal amount of Floating Interest Rate Subordinated Term Securities due 2006 for an equal aggregate principal amount of our 10% Series B Senior Subordinated Notes due 2006 and our Series B Floating Interest Subordinated Term Securities due 2006.

         On February 2, 1999 we started the reorganization of our U.S. subsidiaries, wherein our principal chemical hauling operations, Montgomery Tank Lines and Chemical Leaman Tank Lines, were substantially integrated into one entity named Quality Carriers, Inc.

ITEM 2.  PROPERTIES

         As of December 31, 1999, QDI's operating facilities were located in the following cities:


QCI OPERATED                                                                          AFFILIATE OPERATED
------------                                                                          ------------------

Albany, NY (2) *               Geismar, LA                                                                       Hopewell, VA
Ames, TX *                                                 Rahway, NJ (2)             Ashtabula, OH              Houston, TX *
Appleton, WI                   Greenup, KY                 Rock Hill,SC*              Augusta, GA *              Inwood, WV
Atlanta, GA (2)*               Greer, SC (2)                                          Austin, MN *               Jacksonville,FL
Augusta, GA *                  Hayward, CA (2)             Saddle Brook,NJ            Avondale, PA *
Baltimore, MD *                                            Savannah, GA *             Barberton, OH *            Kansas City, KS
Bangor, ME                     Houston, TX (3) *                                      Baton Rouge, LA            Lake Charles,LA
Barberton, OH
Baton Rouge,LA(2)              Ironton, OH                 SouthGate,CA(2) *          Bergen, NY                 Lansing, IL
                                                                                      Beaumont, TX
Bayonne, NJ                    Kalamazoo, MI (2) *         South Point, OH            Bessemer, AL               Lexington, NC *
                               Kelso, WA                   Spartanburg, SC*                                      Lima, OH
                                                           St. Albans, WV(2)          Bradford, PA               Louisville, KY
                                                                                                                 Luling, LA
Branford, CT *                 Lansing, IL (2)             St. Louis, MO              Branford, CT *             Mediapolis, IA
Bridgeport, NJ *               Laredo, TX                  Summit, IL *               Bristol, PA                Memphis, TN
Buffalo, NY *                                                                         Bristol, WI *              New Castle, DE (2)
Calvert City, KY               Ludington, MI               Toledo, OH                 Calvert City, KY
Carteret, NJ                   Luling, LA (2)              Tonawanda, NY(2) *         Charleston, SC *           Niagara Falls, NY
Castleton, VT                  Marcus Hook, PA             Tucker, GA (2)             Chattanooga, TN *          Norfolk, VA *
Channelview, TX                Mechanicsburg, PA           Waterford, NY              Cincinnati, OH             Owensboro, KY
Charleston, SC (2) *           Memphis, TN (2) *                                      Columbus, OH               Parker, PA *
Charleston, WV *               Midland, MI *                                          Danville, IL               Pasadena, TX *
Chattanooga, TN (2) *          Mobile, AL *                                                                      Pearisburg, VA *
                                                                                                                 Prairieville, LA
Chesnee, SC *                  Morgantown, WV *                                       Dumfries, VA               Roanoke, VA
Chester, SC *                  Nazareth, PA *                                         Elkridge, MD               Rock Hill, SC
Chicago, IL*                   Newark, NJ (2) *            Canadian Provinces:        Freeport, TX *             Salisbury, NC
                                                                                      Geismer, LA *              Spartansburg, SC



Columbus, GA                   North Haven, CT             Coteau-du-Lac, QUE *       Ft. Worth, TX *            Savannah, GA *
Columbus, OH (2)               Orlando, FL                 Montreal, QUE (2)          Gary, IN (2) *             St. Louis, MO
Concord, NC *                  Oshkosh, WI                 North Bay, ONT             Geismar, LA                Tampa, FL
Detroit, MI *                  Ozark, AK                   Oakville, ONT *            Glenmoore, PA              Triadelphia, PA
East Rutherford, NJ *          Palmer, MA *                Sarnia, ONT                Greensboro, NC *           Williamsport, PA *
Essexville, MI                 Pasadena, TX                Quebec City, QUE           Hagerstown, MD             Wilmington, IL
Fall River, MA                 Pedricktown, NJ             Becancour, QUE                                        Wilmington, NC
Follansbee, WV                 Philadelphia, PA *
Freeport, TX (2) *             Point Comfort, TX
Friendly, WV *                 Port Arthur, TX *
                               Portland, OR
                               Wilmington, NC


(2)  Two terminals in this city

(3)  Three terminals in this city

 *  Indicates the company operated terminal is owned by the company

         In August 1996, we entered into a modified affiliate relationship with Transportes Especializados Antonio de la Torre e Hijos, S.A. de C.V. and operates from its two terminals in Guadalajara and Mexico City, Mexico.

         In addition to the properties listed above, we also own property in Macomb, Mississippi; Atwater, OH; Ross, OH; Security, MD; Altoona, PA; Croydon, PA; Downington, PA; Syracuse, NY; Hartford, WI; a tank wash facility in Philadelphia, PA and a jointly owned 3-acre vacant land parcel in Ruskin, Florida.

         Our executive and administrative offices are located in Tampa, Florida. Our former facility, located in Plant City, Florida was sold by us to a former shareholder on December 15, 1998.





Item 2.  LEGAL PROCEEDINGS

         In addition to those items disclosed under "Business - Environmental Matters," we are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position or results of operations.

Item 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of our security holders during the fourth quarter of the year covered by this report.

                                    PART II

Item 4.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for our common equity.

Item 5.  SELECTED FINANCIAL DATA

         The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The consolidated financial information set forth below for and as of each of the years in the five-year period ended December 31, 1999 has been derived from our audited consolidated financial statements.


                                                                     Year Ended December 31,
                                           -------------------------------------------------------------------------
                                              1995            1996            1997            1998            1999
                                           ---------       ---------       ---------       ---------       ---------
                                                                     (dollars in thousands)

INCOME STATEMENT DATA

Operating revenues                         $ 190,054       $ 235,599       $ 286,047       $ 397,738       $ 586,807
                                           ---------       ---------       ---------       ---------       ---------

Costs and expenses:
Operating expenses, excluding
     depreciation and amortization           163,396         203,487         247,619         343,451         505,520
Option expense                                    --              --              --          14,678              --
Depreciation and amortization                 10,156          13,892          17,335          31,043          62,284
Interest expense, net                          3,468           3,494           3,175          19,791          40,452
Other expenses (income)                         (176)           (214)             39            (164)           (134)
                                           ---------       ---------       ---------       ---------       ---------

Total costs and expenses                     176,844         220,659         268,168         408,799       $ 608,122
                                           ---------       ---------       ---------       ---------       ---------

Income (loss) before taxes                    13,210          14,940          17,879         (11,061)        (21,315)
Provision (benefit) for income taxes           5,408           6,103           7,396          (4,047)         (5,906)
Minority interest                                 --              --              --             (74)            (21)
                                           ---------       ---------       ---------       ---------       ---------

Net income (loss) before
     Extraordinary item                    $   7,802       $   8,837       $  10,483       $  (7,088)      $ (15,430)
                                           =========       =========       =========       =========       =========

OTHER DATA
Net cash provided by (used in)
     Operating activities                  $  18,090       $  22,304       $  33,832       $  16,854       $   9,169
Net cash used in investing activities        (30,089)        (21,780)        (31,690)       (289,533)         (8,875)
Net cash (used in) provided by
     Financing activities                     11,597            (135)         (1,503)        271,413             634
Ratio of earnings to fixed charges              4.4x            4.1x            4.8x            n.a.            n.a.
EBITDA(1,2)                                   26,658          32,112          38,428          39,609          81,288
EBITDA without option expense (1,2)           26,658          32,112          38,428          54,287          81,288
CAPITAL expenditures                          32,099          20,577          35,121          29,765          25,727
Number of terminals at end of
     Period                                       66              70              80             194             171
Number of trailers operated at end
     of period                                 3,190           3,728           4,148           8,003           7,625
Number of tractors operated at end
     of period                                 1,305           1,649           1,915           3,679           3,943

CONSOLIDATED BALANCE SHEET DATA
     AT PERIOD END:
Total assets                               $ 145,740       $ 173,604       $ 194,036       $ 583,246       $ 542,241
Long-term obligations, including
     Current portion                          48,844          57,329          55,098         441,331         434,156
Stockholders' equity (deficit)                60,085          68,913          79,532         (48,320)        (64,773)



(1) During the year ended December 31, 1998, we incurred a non-recurring expense related to the exercise of options of our stock in connection with the QDI Transactions. Excluding this expense, EBITDA would have been $54.3 million for the year ended December 31, 1998.

(2) EBITDA represents earnings before extraordinary items, net interest expense, income taxes, depreciation and amortization, minority interest expense and other operating income (expense). EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on a basis of operating performance. EBITDA is not intended to present cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA does not necessarily represent cash flow available for discretionary use by management due to debt service requirements, functional requirements for capital replacement and expansion and other commitments and uncertainties. See our Consolidated Financial Statements and the related notes appearing elsewhere in this document.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

OVERVIEW

         Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share as opposed to that of our competitors and the amount spent on tank truck transportation as opposed to other modes of transportation such as rail. The volume of shipments of chemical products are in turn affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions.

         The principal components of our operating costs include purchased transportation, salaries, wages, benefits, annual tractor and trailer maintenance costs, insurance and fuel costs. We believe our use of affiliates and owner-operators provides a more flexible cost structure, increases our asset utilization and increases our return on invested capital.

         We have historically focused on maximizing cash flow and return on invested capital. Our affiliate program has greatly reduced the amount of capital needed for us to maintain and grow our terminal network. In addition, the extensive use of owner-operators reduces the amount of capital needed to operate our fleet of tractors, which have shorter economic lives than trailers. These factors have allowed us to concentrate our capital spending on our trailer fleet where we can achieve superior returns on invested capital through our transportation operations and leasing to third parties and affiliates.

         We also provide leasing, tank cleaning, and intermodal services. Revenues from these supplementary services accounted for approximately 10.0% of our revenues for the year ended December 31, 1999.

         We pursue a business strategy of growth through acquisitions. In 1996, we acquired all of the outstanding stock of Levy Transport Ltd., a Quebec-based tank truck carrier, for $5.1 million in cash plus the assumption of debt. Levy services the chemical, petroleum and glass industries with a fleet of over 400 tractors and trailers. Through our acquisition of CLC in August 1998, we were further able to expand our service capabilities and our geographic coverage. We intend to continue providing these services and expand upon existing customer relationships by providing our supplementary services as well as increasing the fleet size in these markets.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues for 1999 were $586.8 million, an increase of $189.1 million or 47.5% over 1998 revenues. The increase in revenues is due to the inclusion of CLC revenues for the full year 1999 compared to only four months during 1998. On a comparable basis, adjusting for the sale of Leaman Logistics in 1999, both load counts and revenue were lower during 1999 than 1998 primarily due to strong rail related revenue in 1998 and the company's decision to exit certain marginally profitable business during the integration process. The company's best estimate is that this has resulted in transportation revenues being approximately $30 million lower during 1999 than 1998. During 1999, transportation revenues accounted for approximately 85% of revenues while supplementary services such as tank cleaning, leasing, freight brokerage and other services accounted for approximately 15% of revenue.

         We operated 171 terminals at December 31, 1999 compared to 194 terminals at December 31, 1998. The reduction in the number of terminals is the result of the integration of CLC transportation subsidiaries Fleet Transport and Chemical Leaman Tank Lines and the elimination of redundant facilities during 1999. We also operated a total of 7,625 trailers at year-end 1999 compared to 8003 at year-end 1998. The company also operated a tractor fleet totaling 3943 units at year-end 1999 compared to 3488 at year-end 1998.

         Operating expenses, excluding depreciation and amortization totaled $505.5 million or 86.2% of revenue in 1999 compared to $358.1 million or 90.0% of revenue in 1998. The improvement in operating expense levels was more than offset by increases in depreciation and interest expense discussed below. The increase in operating cost of $147.4 million or 41.2% compared to 1998 was due to the inclusion of CLC results for the full year 1999 compared to only four months during 1998.

         Depreciation and amortization expense totaled $62.3 million during 1999 compared to $31.0 million for 1998. The increase during 1999 is attributable to the inclusion of depreciation and goodwill amortization associated with the CLC transaction for the full year 1999 versus four months of 1998. Additionally, we took $20.1 million in accelerated depreciation charges in 1999 to write-off acquired software no longer being used in the business at year end 1999 and to reflect a change in the estimated useful life of certain revenue equipment.

         Total operating expenses, including depreciation and amortization, as a percentage of revenue decreased to 96.8% of revenue in 1999 compared to 97.9% of revenue in 1998. During 1998, we recorded $14.7 million of option related expense associated with the QDI and CLC transactions. During 1999, we wrote off acquired software and changed the useful life of certain revenue equipment as described above. Absent these one-time items in 1998 and 1999, operating expenses would have totaled $547.7 million, or 93.3% of operating revenues in 1999 compared to $374.5 million or 94.2% of revenue in 1998.

         Interest expense increased to $40.6 million during 1999 compared to $19.8 million in 1998 as a result of higher average debt balances during 1999 compared with 1998. The additional debt was incurred in connection with both the QDI and CLC Transactions.

         An income tax benefit of $5.9 million was recorded in 1999, compared to income tax benefit of $4.0 million recorded in the same period in 1998. This resulted from the pre-tax loss of $21.3 million in 1999 compared to pre-tax loss of $11.1 million in 1998.

         Our net loss was $15.4 million, compared to a net loss of $10.2 million in 1998. This increased loss of $5.2 million was largely attributable to the additional depreciation expense in 1999 compared to 1998 as well as a full year of interest expense relating to the CLC acquisition during 1999 compared to only four months inclusion during 1998.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

         Revenues for 1998 were $397.7 million, an increase of $111.7 million or 39.1%, over 1997 revenues. In 1998, transportation revenues accounted for approximately 89.3% of revenues while supplementary services including leasing, tank cleaning, logistics and intermodal services accounted for approximately 10.7% of total revenues. The primary reason for the increase in revenues is the inclusion of CLC since August 28, 1998. We attribute the balance of our additional increased revenue to sustained strength in chemical industry shipment volumes nationwide and continued implementation of both our affiliate and core carrier strategies.

         We operated 194 terminals at December 31, 1998 compared to 80 terminals at December 31, 1997. We approximately doubled the size of our fleet during this time period, increasing operated trailers from 4,148 to 8,003 and increasing operated tractors from 1,915 to 3,488. These increases are primarily attributable to the acquisition of CLC.

         Operating expenses, excluding depreciation and amortization totaled $358.1 million in 1998, an increase of $110.5 million, or 44.6%, from 1997. Operating expenses as a percentage of operating revenues increased from 92.6% for 1997, to 97.9% for 1998. This increase in operating expenses as a percentage of operating revenues was attributable to the $14.7 million pre-tax cost of payments to the holders of stock options made in connection with the QDI Transactions and bonuses paid in connection with the CLC Transactions. The $109.5 million balance of increased operating expenses was due to the increased revenue as discussed above and the inclusion of CLC since August 28, 1998, which has historically operated at a higher operating expense ratio than ours. Adjusted for the nonrecurring compensation paid to option holders and employees, total operating expense was $374.5 million or 94.2% of revenues in 1998. The adjusted operating ratio declined due to the acquisition of CLC which has historically had a higher operating expense ratio.

         Depreciation and amortization expense increased $13.7 million, or 79.1%, in 1998 from 1997 due to the assets acquired from CLC and increases in the number of terminals and company-operated trailers and tractors.

         Net interest expense increased $16.6 million or 523.3%, in 1998 as a result of higher average outstanding debt balances during 1998 as compared with 1997. The additional debt was incurred in connection with both the QDI and CLC Transactions.

         An income tax benefit of $4.0 million was recorded in 1998, compared to income tax expense of $7.4 million recorded in the same period in 1997. This resulted from the pre-tax loss of $11.1 million in 1998 compared to pre-tax income of $17.9 million in 1997.

         Our net loss was $10.2 million, after extraordinary loss on early debt extinguishment in 1998 compared to net income of $10.5 million in 1997. This decrease of $20.7 million was attributable to the payment to the holders of stock options and bonuses discussed above and the additional interest expense associated with increased debt levels.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of liquidity is cash flow from operations and availability under our new credit agreement. We generated $35.0 million, $16.6 million and $9.2 million from operating activities in 1997, 1998 and 1999, respectively. The decrease in cash provided by operating activities reflects the additional cash charges in 1998 relating to the QDI Transactions and the CLC Transactions. The decrease in cash provided by operating activities in 1999 reflects the build up of accounts receivables and the payment of severance and termination expenses related to the CLC Transactions. As of December 31, 1999 we had $51 million available under our current $75 million credit facility.

         Capital expenditures totaled $35.1 million, $29.8 million and $25.7 million in 1997, 1998 and 1999, respectively. There are no material commitments for capital expenditures as of December 31, 1999.

         Net cash used in investing activities in 1997, 1998 and 1999 was $32.9 million, $289.3 million and $8.9 million, respectively. The large increase in cash used in investing activities in 1998 was a result of the CLC acquisition. Net cash used in investing activities during 1999 included capital expenditures offset by proceeds from the sale of Leaman Logistics and sale of property and equipment.

Net cash used in financing activities in 1997 was $1.5 million while net cash provided by financing activities was $271.4 million in 1998. Net cash provided by financing activities in 1999 was $.6 million. The large increase in financing activity in 1998 was due to the issuance of debt related to the QDI Transactions and the CLC Transactions. Cash used in financing activities in 1999 reflects $8.8 million in principal payments on long-term debt offset by the release of restricted cash associated with the settlement with the former CLC shareholders.

         In June 1998, we underwent a recapitalization, which provided the necessary capital resources to support future growth opportunities. In August 1998, we completed the acquisition of CLC. After giving effect to the QDI Transactions and CLC Transactions, we are capitalized with $140.0 million principal amount of notes, a $360.0 million new credit agreement, $68.0 million in equity investments by Apollo and affiliates of two of the initial purchasers and members of our management and $31.9 million in preferred and common equity investments by certain of our shareholders, including Apollo. The notes are unsecured senior subordinated obligations of QDI, ranking subordinate in right of payment to all existing and future senior debt. Upon consummation of the CLC merger, CLC and its subsidiaries became guarantors of the notes and guarantors under the new credit agreement. The new credit agreement provides for a term-loan facility consisting of a $90.0 million Tranche A Term Loan maturing on June 9, 2004, a seven-year $105.0 million Tranche B Term Loan, an eight-year $90.0 million Tranche C Term Loan and a $75.0 million revolving credit facility available until June 9, 2004. As of December 31, 1998, our long-term debt, including current maturities, was $441.3 million. On December 31, 1999 QDI's long term debt, including current maturities was $434.2 Million.

         Our primary cash needs consist of capital expenditures and debt service. We incur capital expenditures for the purpose of maintaining our fleet of owned tractors and trailers, replacing older tractors and trailers, purchasing new tractors and trailers, and maintaining and improving infrastructure, including the integration of the information technology system.

         We have historically sought to acquire smaller local operators as part of our program of strategic growth. Following the CLC merger, we continue to evaluate potential acquisitions in order to capitalize on the consolidation occurring in the industry and expect to fund such acquisitions from available sources of liquidity, including borrowings under the revolving credit facility.

         While uncertainties relating to environmental, labor and regulatory matters exist within the trucking industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. We believe that based on current levels of operations and anticipated growth, our cash flow from operations, together with available sources of liquidity, including borrowings under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including obligations under our credit agreement.

FORWARD-LOOKING STATEMENTS

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

CERTAIN CONSIDERATIONS


         This report along with other documents that are publicly disseminated by the Company, and oral statements that are made on behalf of the Company contain or might contain both statements of historical fact and forward-looking statements. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure, and other financial items, (ii) statements of the plans and objectives of the Company and its management, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding the Company or its business. The cautionary statements set forth below discuss important factors that could cause actual results to differ materially from any forward-looking statements.

         Substantial Leverage- The company is highly leveraged which may impede both its ability to obtain future financing and make it more vulnerable to economic downturns.

         Economic Factors- The trucking industry has historically been viewed as a cyclical industry due to various economic factors such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers business cycles and shipping requirements.

         Dependence on Affiliates and Owner-Operators- a reduction in the number of affiliates or owner-operators whether due to capital requirements or the expense of obtaining, operating and maintaining equipment could have a material adverse on the company's operations and profitability. Likewise, a continued reduction in rate levels could lessen our ability to attract and retain owner operators, affiliates and company drivers.

         Regulation- the Company is regulated by the United States Department of Transportation ("DOT") and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, safety, financial reporting, and certain mergers, consolidations and acquisitions. The trucking industry is also subject to regulatory and legislative changes (such as increasingly stringent environmental regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by affecting the cost of providing truckload services. A determination by regulatory authorities that the Company violated applicable laws or regulations could materially adversely affect the Company's business and operating results.

         Environmental Risk Factors- The Company has material exposure to the both changing environmental regulations and increasing costs relating to environmental compliance. While the Company makes significant expenditures relating to environmental compliance each year, there can be no assurance that environmental issues will not result in a material adverse affect on the Company. See Environmental Matters for a discussion of the risks to which the Company is exposed within the current environmental and regulatory environment.

         Claims Exposure- The Company currently maintains liability insurance for bodily injury and property damage claims and worker's compensation insurance coverage on its employees and company drivers. The Company is self-insured for damage to the equipment it owns or leases and for cargo losses. The company is subject to changing conditions and pricing in the insurance marketplace and there can be no assurance that the cost or availability of various types of insurance may not change dramatically in the future. To the extent these costs can not be passed on in increased freight rates, increases in insurance cost could reduce the Company's future profitability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives

         We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates and foreign exchange rates. The instruments primarily used to mitigate these risks are interest rate swaps and foreign exchange contracts. All derivative instruments held by us are designated as hedges and accordingly, the gains and losses from changes in derivative fair values are deferred. Gains and losses upon settlement are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. We are exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions; and the risk of loss due to nonperformance is considered by management, to be minimal. We do not hold or issue interest rate swaps or foreign exchange contracts for trading purposes.

         We currently have approximately $340 million of variable interest debt. We have entered into interest rate swap agreements designated as a partial hedge of our portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. At December 31, 1999 and 1988, we had interest rate swaps with a notional amount of $100 million. The notional amounts do not represent a measure of exposure of the Company. The Company will pay the counterparties interest at a fixed rate ranging from 5.41% to 5.48%, and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at December 31, 1998 was 5.28% and at December 31, 1999 was 5.51%. These agreements mature and renew every three months and expire on September 2, 2001. A 10% fluctuation in interest rates would have a $1.9 million impact net of interest rate swap agreements, on future annual earnings.

         We have entered into short-term foreign currency agreements to exchange US dollars (US$2,575) for Canadian dollars (CN $3,800). The purpose of these agreements is to hedge against fluctuations in foreign currency exchange rates. We are required to make US dollar payments at fixed exchange rates ranging from
1.47 to 1.48, and as such the market risk based upon a 10% fluctuation in the exchange rate is immaterial.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (a) Financial statements and exhibits filed under this item are listed in the index appearing in Item 14 of this report.

         (b) Quarterly financial information (in thousands except per share amounts).

                                                      1st Qtr           2nd Qtr           3rd Qtr           4th Qtr
                                                     ---------         ---------         ---------         ---------

1999

Operating revenues                                   $ 144,513         $ 146,911         $ 149,256         $ 146,127
Operating income or (loss)                               4,070             7,964             2,186             4,783
Income or (loss) before taxes                           (5,665)           (1,670)           (7,821)           (6,159)
Net income or (loss) attributable to
common stockholders                                     (3,970)           (1,487)           (5,565)           (5,852)
Diluted net income or (loss) per common share            (1.98)            (0.74)            (2.76)            (2.89)

1998

Operating revenues                                   $  72,379         $  76,243         $ 106,843         $ 142,273
Operating income or (loss)                               5,354            (7,408)            5,282             5,338
Income or (loss) before taxes                            4,593            (9,936)           (1,302)           (4,416)
Net income or (loss) attributable to
common stockholders                                      2,709            (6,416)           (3,397)           (3,642)
Diluted net income or (loss) per common share             0.57             (1.67)            (1.84)            (1.82)

1997

Operating revenues                                   $  67,384         $  71,805         $  73,944         $  72,914
Operating income or (loss)                               4,687             5,516             5,734             5,156
Income or (loss) before taxes                            3,960             4,707             4,943             4,269
Net income or (loss) attributable to
common stockholders                                      2,334             2,755             2,928             2,466
Diluted net income or (loss) per common share             0.50              0.59              0.62              0.52


         Fluctuations in the second, third and fourth quarters of 1998 are primarily due to our recapitalization on June 9, 1998 and acquisition of CLC on August 28, 1998.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding the directors and executive officers of QDI as of December 31, 1998:


         NAME               AGE              POSITION WITH QDI
--------------------------  ---    ----------------------------------------

Charles J. O'Brien          61     Director, Chairman of the Board
Thomas L. Finkbiner         47     Director, President, Chief Executive Officer
Richard J. Brandewie        45     Director, Senior Vice President,
                                   Treasurer and Chief Financial Officer
Marvin K. Sexton            56     Director, President of Quality Carriers
Joshua J. Harris            34     Director
Michael D. Weiner           46     Director
Robert A. Katz              31     Director
Marc J. Rowan               35     Director
John H. Kissick             56     Director
Philip J. Ringo             56     Director
Marc E. Becker              27     Director
Donald C. Orris             58     Director


         The directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

         CHARLES J. O'BRIEN, JR. joined QDI in 1989 in connection with the acquisition of Quality-O'Boyle, Inc. He was also elected to the Board of Directors at that time. From 1991 through November 1999 he served as QDI's President and Chief Executive Officer and as its Chairman of the Board since September 1998. Prior to joining QDI, he was a controlling shareholder of Quality-O'Boyle, Inc. from January 1977 to February 1989. Prior to his association with Quality-O'Boyle, Inc., he held various positions with Matlack Systems, Inc. from April 1962 through December 1976. He served as Matlack's Chief Executive Officer from 1969 to 1976 and served as a director of Rollins International, Inc., Matlack's parent company.

         THOMAS L. FINKBINER has been employed by QDI since November 1999 as its President and Chief Executive Officer. Prior to his employment by QDI, he was Vice President, Intermodal for Norfolk Southern Corporation from 1987 - 1999, Vice President of Marketing and Administration and Vice President of Sales for North American Van Lines (then an operating subsidiary of Norfolk Southern) from 1981 - 1987. Prior to these positions he held various sales and management positions with Airborne Freight Corporation and Roadway Express, Inc from 1976 - 1981.

         RICHARD J. BRANDEWIE has been employed by QDI since June 1992 as Chief Financial Officer and Treasurer, and in 1996 he was appointed Senior Vice President of Finance. He served as a director of QDI from 1988 to 1992. Prior to joining QDI, he served as a General Partner of South Atlantic Venture Fund I & II, Limited Partnerships where he was employed from November 1985 through June 1992. From June 1980 through November 1985, he served concurrently as Vice President of Doan Resources Venture Fund and as General Partner of Michigan Investment Fund and MBW Venture Partners. Prior to his venture capital experience, he served as an accountant and financial analyst for the Ford Motor Company from 1977 to 1979. Mr. Brandewie became a director of QDI in June 1998.

         MARVIN E. SEXTON joined QDI in September 1996 as President of Montgomery Tank Lines, and is currently President of Quality Carriers, Inc., QDI's primary transportation subsidiary. Mr. Sexton joined QDI from BET plc., the former parent company of United Transport America, where he served as the Sector Director/Distribution North America. Mr. Sexton was formerly President of United Transport America. The United Transport group of companies included DSI Transport, Redwing Carriers and Ward Transport. He joined DSI Transport in 1974 and subsequently became its President and Chief Executive Officer in 1985. He served as the Chairman of the Board of Directors of the National Tank Truck Carriers, Inc. during 1998. Mr. Sexton became a director of QDI in June 1998.

         JOSHUA J. HARRIS is a principal of Apollo and has served as a Vice President of Apollo Management and Apollo Advisors, LP, an affiliated investment manager ("Apollo Advisors"), since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Converse Inc., Florsheim Group Inc., NRT, Incorporated, SMT Health Services Inc., Breuners Home Furnishings Corporation and Alliance Imaging, Inc. Mr. Harris became a director of QDI in June 1998.

         MICHAEL D. WEINER is a principal of Apollo and has served as a Vice President and general counsel of Apollo Management and Apollo Advisors, since 1992. Prior to 1992, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius LLP, specializing in securities law, public and private financings, and corporate and commercial transactions. Mr. Weiner is also a director of Converse Inc., Alliance Imaging, Inc., NRT, Incorporated, Continental Graphics Holdings, Inc. and Florsheim Group Inc. Mr. Weiner became a director of QDI in June 1998.

         ROBERT A. KATZ is a principal of Apollo and has served as a Vice President of Apollo Management and Apollo Advisors since 1990. Prior to that time, Mr. Katz was associated with the Special Restructuring Group of Smith Barney Harris & Upham Inc. and was a member of the Mergers & Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Katz is also a director of Vail Resorts, Inc., Aris Industries, Inc. and Alliance Imaging, Inc. Mr. Katz became a director of QDI in June 1998.

         MARC J. ROWAN is a principal of Apollo and has served as a Vice President of Apollo Management and Apollo Advisors since 1990. From 1985 until 1990, Mr. Rowan was with Drexel Burnham Lambert Incorporated, most recently as Vice President with responsibilities in high yield financing, transaction idea generation and merger structure and negotiation. Mr. Rowan is also a director of Vail Resorts, Inc. and NRT, Incorporated. Mr. Rowan became a director of QDI in June 1998.

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

         PHILIP J. RINGO is President and Chief Operating Officer of ChemConnect which he joined during 1999. He joined QDI in 1998 following the CLC merger, at which time he was appointed as Chairman and Chief Executive Officer of CLC. On November 24, 1998, he was elected to the Board of Directors of QDI. Prior to joining QDI, from 1995 through August 28, 1998, he was the President and Chief Executive Officer of Chemical Leaman Tank Lines and a director of CLC. From 1992 through 1995, Mr. Ringo served as President of The Morgan Group, Inc. and Chief Executive Officer of Morgan Drive Away, Inc., Elkhart, Indiana. He has served as a director of Genessee and Wyoming Industries since 1978.

         MARC E. BECKER has been associated with Apollo since 1996. Prior to that time, Mr. Becker was employed by Smith Barney Inc. in the Financial Entrepreneurs group within its Investment Banking division. Mr. Becker serves on several boards of directors including National Financial Partners Corporation; Pacer International, Inc; and QDI.

         DONALD C. ORRIS has been Chairman, President and Chief Executive Officer of Pacer International since May 1999. From Pacer Logistics' inception in March 1997 until May 1999 he served as Chairman, President and Chief Executive Officer of Pacer Logistics. Mr. Orris served as President of Pacer International Consulting LLC, a wholly owned subsidiary of Pacer Logistics since September 1996. From January 1995 to September 1996, Mr. Orris served as President and Chief Operating Officer, and from 1990 until January 1995, he served as Executive Vice President, of Southern Pacific Transportation company. Mr Orris was the President and Chief Operating Officer of American Domestic Company and American President Intermodal Company from 1982 until 1990.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid by us for services rendered during the year ended December 31, 1999, by our Chief Executive Officer and four most highly compensated officers.


                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                             COMPENSATION

                                                               ANNUAL                         SECURITIES
                                                            COMPENSATION                      UNDERLYING
NAME AND PRINCIPAL POSITION                     YEAR          SALARY           BONUS            OPTIONS       COMP. (2)
---------------------------                     ----          ------           -----            -------       ---------
Charles J. O'Brien, Jr
Chairman of the Board                           1999        $ 207,686          19,464                             8,381
                                                1998          201,119         111,499           22,000          726,964
                                                1997          193,937          74,446               --            8,696



Thomas L. Finkbiner
President and Chief Executive Officer           1999           25,638(1)                        25,000
                                                1998
                                                1997

Richard J. Brandewie
Senior Vice President, Treasurer
Chief Financial Officer                         1999          201,858          19,464                             4,800
                                                1998          178,555         116,002           22,000        3,903,829
                                                1997          145,402          55,332               --            8,696

Marvin E. Sexton
President, Quality Carriers, Inc                1999          204,364          20,250                             4,800
                                                1998          185,859         111,499           22,000        1,944,214
                                                1997          133,904          58,500               --            8,696

Dennis R. Copeland                              1999          174,192          98,174                             4,800
Vice President, Administration


---------

(1) Thomas L. Finkbiner was hired as President and Chief Executive Officer during November 1999 and received a signing bonus of $75,000 which was paid in January 2000.

(2) Amounts shown in 1998 primarily represent payments for cancellation of stock options in the QDI transaction as well as profit sharing contributions.

         We maintain various employee benefit and compensation plans, including an incentive bonus plan and 401(k) savings plan.

DIRECTOR'S COMPENSATION

         Our directors have not been compensated for their service as directors through December 1999. Two outside directors will be compensated $1,000 per month plus $2,000 per meeting effective January 1, 2000. Additionally, both outside directors will receive 2,000 options each.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information on options to purchase Company common stock granted in 1999 to the Named Executive Officers under the New Stock Option Plan.

                      OPTION SHARES IN LAST FISCAL YEAR(1)


                                     NUMBER OF           % OF TOTAL OPTION
                                     SECURITIES            SHARES GRANTED          EXERCISE OR                          GRANT DATE
                                     UNDERLYING           TO EMPLOYEES IN           BASE PRICE         EXPIRATION        PRESENT
NAME                              OPTIONS GRANTED           FISCAL YEAR             PER SHARE             DATE            VALUE
----                              ---------------        -----------------         ------------        ----------       ----------

Charles J. O'Brien, Jr.                  0                       0%                     -                  -
Richard J. Brandewie                     0                       0%                     -                  -
Marvin E. Sexton                         0                       0%                     -                  -
Thomas L. Finkbiner                    25,000                  94.7%                  $40.00            11/08/09          451,719
Dennis Copeland                          0                       0%


---------------
(1) The Company's stock plan does not provide for stock appreciation rights. Accordingly, none were granted in 1998 or 1999.

YEAR-END OPTION VALUES

         The following sets forth information concerning the value of stock options in 1999.


                                                                                      VALUE OF UNEXERCISED
                                           NUMBER OF UNEXERCISED                      IN-THE-MONEY OPTIONS
                                            OPTIONS AT YEAR-END                           AT YEAR-END
NAME                                 EXERCISABLE          UNEXERCISABLE        EXERCISABLE        UNEXERCISABLE
----                                 -----------          -------------        -----------        -------------

Charles J. O'Brien, Jr.                 2,750                 11,000                0                   0
Thomas L. Finkbiner                         0                 25,000                0                   0
Richard J. Brandewie                    2,750                 19,250                0                   0
Marvin E. Sexton                        2,750                 19,250                0                   0



EMPLOYMENT AND RELATED AGREEMENTS

         Employment Agreements. Montgomery Tank Lines, which, prior to the CLC Merger was the principal operating subsidiary of QDI, entered into employment agreements with the following executive officers: Charles J. O'Brien, Jr., Richard J. Brandewie and Marvin Sexton. Each employment agreement provides for a two-year term of service, with an automatic one-year extension on each June 9th, unless Montgomery Tank Lines or the executive officer gives notice that the term will not be so extended. The employment agreements provide to each of the executive officers an annual base salary of not less than $192,238.80 and permit each executive to earn an annual bonus of up to 42.0% of his annual base salary if certain performance standards are achieved, and an additional bonus of up to 18.0% of his annual base salary relating to extraordinary performance by QDI and such executive. Such bonus plans will be administered by our compensation committee.

         The employment agreements also provide for certain severance payments to be made if the employment of any such executives is terminated without "cause" or if such executive resigns for a "good reason," such as after the occurrence of one of a number of specified changes in such executive's employment, including

         o a material diminution by Montgomery Tank Lines of the executive's duties and responsibilities,

         o a material breach by Montgomery Tank Lines of its compensation and benefit obligations, or

         o an involuntary relocation by more than 50 miles from Plant City, Florida.

         Under such circumstances, such executive would be entitled to receive his base salary for the remainder of the term of his employment, a pro rated bonus and continued medical and other benefits. In addition, each of the employment agreements grants to each such executive options to purchase 22,000 shares of QDI common stock under the new stock option plan.

         Effective December 31, 1999 QDI and Charles J. O'Brien, Jr. modified his current agreement to provide that Mr. O'Brien's title would change to Chairman of the Board with a base salary of $100,000 per year through December 31, 2001 subject to the terms of his previous agreement. His bonus incentives remain unchanged, however, he has returned 8,250 of his 22,000 stock options to the company.

         On November 8, 1999 we entered into an employment agreement with Thomas L. Finkbiner as President and Chief Executive Officer of the company with a base salary of $260,000 per annum. His contract contains the same extension and severance language as noted above in the contracts of Mr. Sexton and Mr. Brandewie. His incentive is based upon achievement of plan at 50% of base salary with an additional bonus of 25% of base salary potential subject to Board evaluation. The contract includes an option to purchase 25,000 shares and a $75,000 signing bonus.

         Shareholders' Agreement. Elton E. Babbitt, Charles J. O'Brien, Jr., Richard J. Brandewie and Marvin E. Sexton have entered into a shareholders' agreement with Apollo governing certain aspects of the relationship among such shareholders and QDI. The shareholders' agreement contains, among other matters,

         (1) a provision restricting the rights of Elton E. Babbitt to transfer his shares of QDI common stock, subject to certain permitted or required transfers and a right of first refusal in favor of Apollo;

         (2) certain registration rights in the event we effect a registration of our securities;

         (3) certain preemptive rights with respect to the sale of our common stock and equity securities convertible into our common stock; and

         (4) certain rights of Charles J. O'Brien, Jr., if he is employed by QDI at the fourth anniversary of the Effective Time, to cause us to purchase from him such number of shares with a value equal to the implied value of his investment in our common stock at the Effective Time.

         The shareholders' agreement became effective on June 9, 1998 and will terminate upon the earlier of

         (a)      the tenth anniversary thereof and

         (b) Such time as QDI is a public company with equity securities listed on a national securities exchange or publicly traded in the over-the-counter market; provided, however, that certain transfer restrictions and registration rights will survive notwithstanding QDI being a public company.

         Pursuant to the shareholders' agreement, Apollo Management is entitled to a transaction fee of up to 1.0% of the value of each transaction entered into by QDI, as determined in the sole discretion of Apollo Management. Such fee is in addition to the management fees payable to Apollo Management as set forth in the management agreement between Apollo Management and QDI described below.

         Non-Competition Agreements. Each of Elton E. Babbit and Gordon Babbitt, a shareholder holding an 8.25% interest in QDI, has entered into a non-competition agreement with QDI that contains, among other things, a covenant not to compete with QDI. Pursuant to such covenant, Elton E. Babbitt has agreed that he will not, for a period of five years from the Effective Time, engage in the bulk transportation services business or in any related business (the "BTS Business") within any geographic area in which any member of the QDI Group (as defined in the non-competition agreement) conducts its business. Ownership of up to 2.0% of a publicly traded enterprise engaged in a BTS Business, without otherwise participating in such enterprise, would not be a violation of such covenant not to compete. Gordon Babbitt has agreed that he will not, for a period of three years from June 9, 1998, engage in the for-hire, common carrier tank truck transportation business within the United States and Canada. Ownership of up to 2.0% of a publicly traded enterprise engaged in such business, without otherwise participating in such enterprise, would not be a violation of such covenant not to compete.

         In addition, Elton E. Babbitt and Gordon Babbitt have each agreed, for a period of five years from the Effective Time with respect to Elton E. Babbitt, and for a period of three years from the Effective Time with respect to Gordon Babbitt, not to request, induce, attempt to influence or have any other business contact with

         (1) any distributor or supplier of goods or services to any member of the QDI Group to curtail or cancel any business they may transact with any member of the QDI Group,

         (2) any customers of any member of the QDI Group that have done business with or potential customers which have been in contact with any member of the QDI Group to curtail or cancel any business they may transact with any member of the QDI Group,

         (3) any employee of any member of the QDI Group to terminate his employment with such member of the QDI Group or

         (4) any governmental entity or regulatory authority to terminate, revoke or materially and adversely alter or impair any license, authority or permit held, owned, used or reserved for the QDI Group.

         Management Agreement between Apollo Management and QDI. QDI and Apollo Management have entered into a management agreement whereby we appointed Apollo Management following the consummation of the merger to provide financial and strategic advice to QDI. Pursuant to the terms of the management agreement, Apollo Management has agreed at such time to provide financial and strategic services to us as reasonably requested by our Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management received an initial fee of $2.0 million on June 9, 1998 and thereafter will receive an annual fee of $500,000 until termination of the management agreement. The management agreement may be terminated upon 30 days' written notice by Apollo Management or us to the other party thereto.

         Marvin Sexton Limited Recourse Secured Promissory Note and Pledge Agreement. In connection with the completion of the QDI Transactions, we made a limited recourse secured loan to Marvin Sexton in the amount of $400,000. The loan is secured by a pledge by Mr. Sexton of all of his QDI common stock and options to purchase QDI common stock. The principal amount of the loan is due on June 9, 2006, with mandatory pre-payments due upon, and to the extent of, the receipt of after-tax proceeds from the sale of Mr. Sexton's pledged securities.

         Thomas Finkbiner signed a Limited Recourse Secured Promissary Note for $800,000 in conjunction with the purchase of QDI stock. The loan pledge is under similar terms and conditions as Mr. Sexton's agreement.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the QDI common stock as of February 28, 1999, by each person known by us to be a beneficial owner of more than 5.0% of the outstanding QDI common stock, beneficial ownership of QDI common stock by each director and named executive officer and all directors and executive officers as a group:


                                                SHARES OF           PERCENTAGE
NAME OF BENEFICIAL OWNER                       COMMON STOCK          OF CLASS
-------------------------------------          ------------         ----------
Elton E. Babbitt (1)                               66,892              3.3%
Richard J. Brandewie (1)                           40,541              2.0%
Charles J. O'Brien, Jr. (1)                        30,239              1.5%
Marvin Secton (1)                                  35,135              1.7%
Thomas L. Finkbiner (1)(5)
Joshua J. Harris (2)(3)                                --               0
Michael D. Weiner (2)(3)                               --               0
Robert A. Katz (2)(3)                                  --               0
Marc J. Rowan (2)(3)                                   --               0
John H. Kissick (2)(3)                                 --               0
Philip J. Ringo (1)                                 4,000               *
Denny R. Copeland (1)                               4,000               *
All executive officers and directors
as a group (12 persons)                           180,807              9.0%

Apollo Investment Fund III, L.P. (4)            1,714,470             85.1%
c/o Appollo Advisors II, L.P.
Two Manhattanville Road
Purchase, New York 10577


------------

 *   Less than 1.0%.

(1) The business address for Messrs. Finkbiner, Brandewie, O'Brien, Sexton and Copeland is Quality Distribution, Inc., 3802 Corporex Park Drive, Tampa, Fl 33619 and the business address for Mr. Ringo is ChemConnect, 44 Montgomery Street, Suite 250 San Francisco, CA 94104.

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

4) Includes shares owned by Apollo Overseas Partners III, L.P., a Delaware limited partnership, and Apollo (U.K.) Partners III, L.P., a limited partnership organized under the laws of the United Kingdom.

5) Thomas Finkbiner was granted the right to purchase 25,000 shares in conjunction with his employment by the company. The shares had not been issued as of year-end 1999.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         QDI and Apollo Management have entered into a management agreement whereby we retained Apollo Management to provide financial and strategic advice to us. Pursuant to the terms of the management agreement, Apollo Management has agreed at such time to provide financial and strategic services to us as reasonably requested by our Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management received an initial fee of $2.0 million on June 9, 1998 and thereafter will receive an annual fee of $500,000 until termination of the management agreement. The management agreement may be terminated upon 30 days written notice by Apollo Management or us to the other party thereto. Under this agreement we recognized $294,000 in selling and administrative expense in 1998 and $500,000 in 1999.

         On December 15, 1998, we sold our corporate headquarters and the adjoining trailer manufacturing facility to a former shareholder for approximately $.75 million. We purchased tank trailers for $6,587,000 and $4,442,000 in 1997 and 1998, respectively, from a tank trailer manufacturing company owned by the former shareholder and had commitments to purchase additional tank trailers costing approximately $58,000 as of December 31, 1998. Also, the related company provided repair, maintenance, design, engineering, transloading, intermodal and other services to the Company totaling $347,000 and $367,000 during the years ended December 31, 1997 and 1998, respectively. The former shareholder was no longer a related party or director during 1999.

         For a description of certain management and other agreements in connection with the QDI Transactions and the CLC Transactions, see Item 11. Executive Compensation--Employment and Related Agreements.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements

(b)  Financial Statements Schedules None

(c)  Exhibits

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                         PAGE(S)
Report of Independent Certified Public Accountants
     for the two years ended December 31, 1999                               2

Report of Independent Certified Public Accountants
     for the year ended December 31, 1997                                    3

Consolidated Balance Sheets as of December 31, 1998 and 1999                 4

Consolidated Statements of Operations for the years ended
     December 31, 1997, 1998 and 1999                                        5

Consolidated Statements of Stockholders' Equity and Comprehensive
     Income for the years ended December 31, 1997, 1998 and 1999             6

Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1998 and 1999                                       7-8

     Notes to Consolidated Financial Statements                            9-45

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Quality Distribution, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Quality Distribution, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Tampa, Florida
March 27, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of MTL Inc.:

     We have audited the consolidated balance sheet (not presented herein) and the accompanying consolidated statements of operations, stockholders' equity and comprehensive income and cash flows of MTL Inc. (a Florida corporation) and subsidiaries as of December 31, 1997 and for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MTL Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                             ARTHUR ANDERSEN LLP


Tampa, Florida,
February 27, 1998 (except with respect
to the matter discussed in Note 16, as to which the date is June 9, 1998.)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998 (IN 000'S)
--------------------------------------------------------------------------------


                                                                   1998            1999
ASSETS
Current assets:
    Cash and cash equivalents                                   $      85       $   1,050
    Restricted cash                                                10,867              --
    Accounts receivable, net                                       88,898         116,100
    Current maturities of other receivables                         2,044           2,159
    Inventories                                                     2,001           1,763
    Prepaid expenses                                                7,751          11,053
    Prepaid tires                                                   7,364           9,279
    Income tax recoverable                                          4,940             354
    Deferred income taxes                                          11,559          15,214
    Other                                                           3,793             689
                                                                ---------       ---------
      Total current assets                                        139,302         157,661

Property and equipment, net                                       233,222         188,757
Goodwill, net                                                     137,352         158,414
Insurance and other environmental receivables                      45,916          11,403
Deferred income taxes                                               7,869          14,127
Other assets                                                       19,585          11,879
                                                                ---------       ---------
                                                                $ 583,246       $ 542,241
                                                                =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of indebtedness                          $   3,461       $  18,026
    Accounts payable                                                7,643          18,272
    Affiliates and independent owner-operators payable              8,339           8,191
    Accrued expenses                                               67,469          58,849
    Income taxes payable                                            1,546             854
                                                                ---------       ---------
      Total current liabilities                                    88,458         104,192

Long-term indebtedness, less current maturities                   437,870         416,130
Environmental liabilities                                          69,956          49,346
Other noncurrent liabilities                                       13,253          19,265
                                                                ---------       ---------
      Total liabilities                                           609,537         588,933
                                                                ---------       ---------

Mandatorily redeemable common stock (30 shares)                     1,210           1,210
                                                                ---------       ---------
Mandatorily redeemable preferred stock                             15,994          12,077
                                                                ---------       ---------
Minority interest in subsidiary                                     4,825           4,794
                                                                ---------       ---------

Commitments and contingencies (Note 13)

Stockholders' equity (deficit):
    Common stock, $.01 par value; 15,000 shares authorized             20              20
    Additional paid-in capital                                    104,807         104,915
    Retained earnings                                              38,495          21,320
    Stock recapitalization                                       (189,589)       (189,589)
    Cumulative currency translation adjustment                       (655)           (177)
    Notes receivable                                               (1,398)         (1,262)
                                                                ---------       ---------
      Total stockholders' equity (deficit)                        (48,320)        (64,773)
                                                                ---------       ---------
                                                                $ 583,246       $ 542,241
                                                                =========       =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                  1997          1998          1999
OPERATING REVENUES:
    Transportation                                             $ 266,369     $ 355,022     $ 497,653
    Other                                                         19,678        42,716        89,154
                                                               ---------     ---------     ---------
      Total operating revenues                                   286,047       397,738       586,807
                                                               ---------     ---------     ---------
OPERATING EXPENSES:
    Purchased transportation                                     178,117       225,633       321,219
    Compensation                                                  31,566        54,678        92,378
    Option expense                                                    --        14,678            --
    Fuel, supplies and maintenance                                20,392        35,908        50,561
    Depreciation and amortization                                 17,335        31,043        62,284
    Selling and administrative                                     7,421        10,865        19,885
    Insurance claims                                               6,455         7,185         6,803
    Taxes and licenses                                             1,900         3,437         4,752
    Communication and utilities                                    1,805         4,758        10,012
    (Gain) loss on sale of property and equipment                    (37)          987           (90)
                                                               ---------     ---------     ---------
      Total operating expenses                                   264,954       389,172       567,804
                                                               ---------     ---------     ---------

Net operating income                                              21,093         8,566        19,003
Interest (expense), net                                           (3,175)      (19,791)      (40,452)
Other income (expense)                                               (39)          164           134
                                                               ---------     ---------     ---------

Income (loss) before provision for income taxes                   17,879       (11,061)      (21,315)
Benefit (provision) for income taxes                              (7,396)        4,047         5,906
Minority interest                                                     --           (74)          (21)
                                                               ---------     ---------     ---------

Income (loss) before extraordinary item                           10,483        (7,088)      (15,430)
Extraordinary item, net of taxes of $1,643                            --        (3,077)           --
                                                               ---------     ---------     ---------

Net income (loss)                                                 10,483       (10,165)      (15,430)
Preferred stock dividends and accretions                              --          (581)       (1,444)
                                                               ---------     ---------     ---------

Net income (loss) attributable to common stockholders          $  10,483     $ (10,746)    $ (16,874)
                                                               =========     =========     =========
PER SHARE DATA:
    Basic:
      Net income (loss) before extraordinary item              $    2.31     $   (2.41)        (8.37)
      Extraordinary item                                              --          (.97)           --
                                                               ---------     ---------     ---------
      Net income (loss) attributable to common stockholders    $    2.31     $   (3.38)    $   (8.37)
                                                               =========     =========     =========

    Diluted:
      Net income before extraordinary item                     $    2.23     $   (2.41)    $   (8.37)
      Extraordinary item                                              --          (.97)           --
                                                               ---------     ---------     ---------
      Net income (loss) attributable to common stockholders    $    2.23     $   (3.38)    $   (8.37)
                                                               =========     =========     =========

    Weighted average number of common shares - basic               4,536         3,178         2,015
    Weighted average number of common equivalent
        shares - diluted                                           4,711         3,178         2,015


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                                      CUMULATIVE
                       COMPREHENSIVE             ADDITIONAL                 STOCK      CURRENCY          STOCK          TOTAL
                          INCOME       COMMON      PAID-IN    RETAINED    RECAPITAL-  TRANSLATION    SUBSCRIPTION   STOCKHOLDERS'
                          (LOSS)        STOCK      CAPITAL    EARNINGS     IZATION     ADJUSTMENT      RECEIVABLE  EQUITY (DEFICIT)
                       -------------   ------    ----------   --------    ----------  -----------    ------------  ----------------
Balance, December 31,
  1996                                  $ 45      $  30,140    $ 38,758    $       -      $  (29)       $      -      $  68,914

Issuance of common
  stock                                    -            319           -            -           -               -            319
Net income              $    10,483        -              -      10,483            -           -               -         10,483
Translation
  adjustment                   (184)       -              -           -            -        (184)              -           (184)
                         ----------     ----      ---------    --------    ---------      ------        --------      ---------

Balance, December 31,
  1997                  $    10,299       45         30,459      49,241            -        (213)              -         79,532
                        ===========

Recapitalization of
  common stock                           (28)        62,333           -     (188,379)          -          (1,398)      (127,472)
Mandatorily
  redeemable
  common stock                             -              -           -       (1,210)          -               -         (1,210)
Issuance of common
  stock                                    3         12,015           -            -           -               -         12,018
Net loss                 $  (10,165)       -              -     (10,165)           -           -               -        (10,165)
Preferred stock
  accretion                                -              -        (581)           -           -               -           (581)
Translation
  adjustment                   (442)       -              -           -            -        (442)              -           (442)
                         ----------     ----      ---------    --------    ---------      ------        --------      ---------

Balance, December 31,
  1998                   $  (10,607)      20        104,807      38,495     (189,589)       (655)         (1,398)       (48,320)
                         ==========

Net loss                    (15,430)       -              -     (15,430)           -           -               -        (15,430)
Issuance of common
  stock, net                               -            108           -            -           -               -            108
Stock subscription
  receipts                                 -              -           -            -           -             136            136
Preferred stock
  accretion                                -              -      (1,444)           -           -               -         (1,444)
Minority stock
  dividend                                                         (301)                                                   (301)
Translation
  adjustment                    478        -              -           -            -         478               -            478
                         ----------     ----      ---------    --------    ---------      ------        --------      ---------

Balance, December 31,
  1999                   $  (14,952)    $ 20      $ 104,915    $ 21,320    $(189,589)     $ (177)       $ (1,262)     $ (64,773)
                         ==========     ====      =========    ========    =========      ======        ========      =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                  1997          1998          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                           $ 10,483     $ (10,165)    $(15,430)
    Adjustments to reconcile to net cash and cash
        equivalents provided by operating activities:
      Deferred income taxes                                        3,388        (5,230)       2,439
      Depreciation and amortization                               17,335        31,043       62,284
      Extraordinary item, net of taxes                                --         3,077           --
      Equity in income from investments                              (49)           (5)          22
      (Gain) loss on sale of property and equipment                  (37)          987          (90)
      Minority interest                                               --            74           21
      Changes in assets and liabilities:
        (Increase) decrease in accounts and notes receivable      (4,841)        2,672      (12,165)
        (Increase) decrease in inventories                           (93)          (43)         238
        (Increase) decrease in prepaid expenses                      550        (1,951)      (3,303)
        Increase in prepaid tires                                   (377)         (123)      (2,928)
        (Increase) decrease in other assets                          311       (16,937)       5,593
        Increase (decrease) in accounts payable and accrued        4,799         6,251      (17,591)
             expenses
        Increase (decrease) in affiliates and independent
             owner-operators payable                               1,331        (1,092)        (148)
        Increase (decrease) in other liabilities                   1,644         7,290      (13,668)
        Change in current income taxes                               585           748        3,895
                                                                --------     ---------     --------
           Net cash and cash equivalents provided by
               operating activities                               35,029        16,596        9,169
                                                                --------     ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (35,121)      (29,765)     (25,727)
    Acquisition of businesses, net of cash received                   --      (264,016)          --
    Repayment of loan to barge tank operation                         93            --           --
    Proceeds from sale of subsidiary                                  --            --        9,251
    Proceeds from sales of property and equipment                  2,141         4,506        7,601
                                                                --------     ---------     --------
           Net cash and cash equivalents used in
               investing activities                              (32,887)     (289,275)      (8,875)
                                                                --------     ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt and capital
         lease obligations                                         4,345       442,807        1,589
    Principal payments on long-term debt and capital
        lease obligations                                         (6,168)      (57,177)      (8,764)
    Restricted cash released                                          --            --        7,867
    Stock transactions                                               320        74,323          243
    Cash dividend                                                     --            --         (301)
    Recapitalization expenditures, net                                --      (188,379)          --
    Distribution to minority interest                                 --          (161)          --
                                                                --------     ---------     --------
           Net cash and cash equivalents provided by
               (used in) financing activities                     (1,503)      271,413          634
                                                                --------     ---------     --------
Net (decrease) increase in cash and cash equivalents                 639        (1,266)         928
Translation adjustment                                                43           (26)          37
Cash and cash equivalents, beginning of year                         695         1,377           85
                                                                --------     ---------     --------
Cash and cash equivalents, end of year                          $  1,377     $      85     $  1,050
                                                                ========     =========     ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                                    $    4,043        $   24,600         $  38,450
      Income taxes                                                $    3,249        $    2,056         $     992

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
    Tractors and trailers acquired by capital lease               $      369        $        -         $       -
    Preferred shares issued in connection with acquisition        $        -        $   15,500         $  (5,000)
    Accretion of dividends on preferred stock                     $        -        $      581         $   1,444
    Future payouts related to purchase volume contract
      and non compete agreement related to an
      acquisition of a business                                   $        -        $        -         $   2,231






























   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

1.   BUSINESS ORGANIZATION

     NATURE OF OPERATIONS

     Quality Distribution, Inc. and subsidiaries (the "Company" or "QDI", formerly MTL, Inc.) is engaged primarily in truckload transportation of bulk liquids in North America. The Company conducts a significant portion of its business through a network of affiliates and independent owner-operators. Affiliates are independent corporations, which enter into renewable one-year contracts with the Company. Affiliates are responsible for paying for their own equipment (including debt service), fuel and other operating costs. Independent owner-operators are independent contractors, which, through a contract with the Company, supply one or more tractors and drivers for the Company's use. Contracts with independent owner-operators may be terminated by either party on short notice. The Company also charges affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and independent owner-operators are generally paid 85 percent and 63 percent, respectively, of the revenues generated for each load hauled.

     RECAPITALIZATION

     On June 9, 1998, the Company completed a recapitalization with Sombrero Acquisition Corporation ("Sombrero"), an affiliate of Apollo Management, L.P. ("Apollo"), pursuant to which Sombrero merged with and into the Company. According to the terms of the merger agreement, the stockholders of the Company (other than certain management shareholders) received $40.00 per share in cash. The total transaction value was approximately $250 million, including payment for outstanding stock options and payment of approximately $51 million in debt. As a result of the recapitalization, Apollo (through three affiliated limited partnerships) controls approximately 85% of the common stock outstanding.

     The transaction was accounted for as a leveraged recapitalization. Recapitalization expenditures charged to equity were $189.6 million. $140.0 million of senior subordinated debt was used to finance the acquisition along with $60.0 million of senior secured bank debt.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     The following table is intended to show the sources and uses of funds for the recapitalization (dollars in table in millions):

SOURCES OF FUNDS:
    Revolving credit facility (sublimit)                                    $   10.0
    Term loan facility                                                          50.0
    Notes                                                                      140.0
    Equity investment                                                           68.0 (a)
                                                                            --------
      Total sources                                                         $  268.0
                                                                            ========
USES OF FUNDS:
    Payment of consideration in the merger                                  $  195.0 (a)
    Repayment of long-term debt, net                                            54.3 (b)
    Fees and expenses                                                           18.7
                                                                            --------
      Total uses                                                            $  268.0
                                                                            ========

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

     The following table is intended to show the sources and uses of funds for the acquisition of CLC and the related transactions (dollars in table in millions):


SOURCES OF FUNDS:
    Incremental term loans                                                $  235.0
    Preferred equity                                                          19.9
    Common equity                                                             12.0
                                                                          --------
      Total sources                                                       $  266.9
                                                                          ========
USES OF FUNDS:
    Payment of consideration in the transactions relating to the
        acquisition of CLC                                                $   69.8
    Transaction bonuses/payments                                               1.9
    Management loans                                                           1.1
    MTL preferred stock to CLC shareholders                                    5.0
    CLC preferred stock retained                                               4.4
    CLC debt refinancing (including Tender Offer)                            170.7
    Fees and expenses                                                         14.0
                                                                          --------
      Total uses                                                          $  266.9
                                                                          ========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     Approximately $164 million of the purchase price has been allocated to goodwill.

     As of December 31, 1998, the Company included approximately $10.9 million of accrued purchase price and approximately $5 million of outstanding redeemable preferred stock which were subject to finalization based upon the outcome of certain environmental and other indemnifications. On February 3, 1999, the Company entered into a settlement agreement with former shareholders of CLC regarding the remaining consideration owed in the CLC acquisition. The agreement called for a payment of $3 million of restricted cash to the former shareholders as a settlement of final payment of amounts owed under the merger agreement and a cancellation of the 50 preferred shares issued in connection with the acquisition.

     In connection with the acquisition, $4.4 million of CLC preferred stock remained outstanding, and certain employees of Leaman Logistics acquired 5% of the equity (valued at approximately $.4 million) of Leaman Logistics through a rollover of CLC common stock held by certain CLC shareholders. These amounts have been reflected in the accompanying financial statements as minority interest in subsidiaries. During 1999, the Company sold the assets of Leaman Logistics Inc. ("LLI") and Core Logistics Management Inc. ("CLM") for $9.3 million cash and the outstanding minority interest of LLI. In connection with the sale, goodwill in the amount of $8.1 million was allocated to LLI and CLM. No gain or loss was recorded in connection with this sale.

     In connection with the CLC acquisition, the Company formulated a preliminary plan of integration including termination and relocation of certain personnel of CLC. The preliminary plan was prepared from an assessment performed by function and includes all regional and national administration and operational departments.
     Management has substantially completed the integration by the end of 1999.

     Giving effect to the acquisition between the Company and CLC as if CLC had been acquired January 1, 1997, presented pro forma revenues for the years ended December 31, 1997 and 1998 were $606.1 million and $620.2 million, respectively. Pro forma net losses before extraordinary items for the years ended December 31, 1997 and 1998 were ($10.4 million) and ($14.2 million), respectively. Pro forma basic and diluted losses per common share were ($4.50) and ($6.01) for the years ended December 31, 1997 and 1998, respectively.

2.   SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of QDI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest reflects outstanding preferred stock of CLC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     RESTRICTED CASH

     Included in restricted cash at December 31, 1998 is approximately $10.9 million of amounts held on deposit relating to the purchase price of CLC. See Note 1 for resolution of the contingent purchase price.

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

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Tractors and trailers under capital leases are stated at the present value of the minimum lease payments at the inception of the lease. Depreciation, including amortization of tractors and trailers under capital leases, is computed on a straight-line basis over the estimated useful lives of the assets or the lease terms, whichever is shorter. The estimated useful lives are 10-25 years for buildings and improvements, 5-15 years for tractors and trailers, 7 years for terminal equipment, 3-5 years for furniture and fixtures, and 5-10 years for other equipment. Maintenance and repairs are charged to operating expense when incurred. Major improvements which extend the lives of the assets are capitalized. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in operating expenses.

     GOODWILL

     Goodwill represents the excess of cost over the fair value of tangible net assets acquired and is being amortized on a straight-line basis over its estimated useful life which ranges from 15 to 40 years. Accumulated amortization was $1,478 and $5,423 at December 31, 1998 and 1999, respectively.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     OTHER ASSETS

     Other assets consist primarily of an investment in a barge tank operation and deferred loan costs. The Company is a one-third partner in the barge tank operation, and one of the other partners is a former shareholder of the Company. The partnership was organized to transport bulk liquids by barge tank from Florida to Puerto Rico. The Company's investment in the partnership is accounted for using the equity method. The Company's investment, including loans made (net of loan repayments) to the partnership, was $538 and $412 as of December 31, 1998 and 1999, respectively. During February of 2000, the Company sold its interest in the barge tank operation for $753 and recognized a gain of $341 during fiscal year 2000.

     Deferred loan costs of approximately $8,258 at December 31, 1999 (approximately $10,000 at December 31, 1998) are being amortized over two to seven years, the estimated lives of the related long-term debt.

     IMPAIRMENT OF LONG-LIVED ASSETS

     At each balance sheet date, the Company evaluates the realizability of long-lived assets based upon expectations of non-discounted cash flows and operating income. Based on the most recent analysis, the Company believes no material impairment exists at December 31, 1999.

     ACCRUED LOSS, DAMAGE AND ENVIRONMENTAL CLAIMS

     Effective September 1998, the Company maintains liability insurance for bodily injury and property damage in the amount of $100.0 million per incident, having no deductible. There is no aggregate limit on this coverage. The Company currently maintains first dollar workers' compensation insurance coverage. The Company is self-insured for damage or loss to the equipment it owns or leases, and for cargo losses.

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

     The Company transports chemicals and hazardous materials and operates tank wash facilities. As such, the Company's operations are subject to various environmental laws and regulations. The Company has been involved in various litigation and environmental matters arising from these operations. Reserves have been recognized for probable losses which can be estimated. Recoverable environmental costs consist principally of recoverable costs under various insurance policies related to environmental matters (see Note
     13).

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

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

     The Company has entered into interest rate swap agreements designated as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. At December 31, 1999 and 1998, the Company had interest rate swaps with a notional amount of $100 million. The notional amounts do not represent a measure of exposure of the Company. The Company will pay the counterparties interest at fixed rates ranging from 5.41% to 5.48%, and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at December 31, 1998 and 1999 was 5.28% and 5.51%, respectively. These agreements mature and renew every three months and expire on September 2, 2001.

     The Company has entered into short-term foreign currency agreements to exchange US dollars (US$2,575) for Canadian dollars (CN$3,800). The purpose of these agreements is to hedge against fluctuations in foreign currency exchange rates. The Company is required to make US dollar payments at fixed exchange rates ranging from 1.47 to 1.48.

     The Financial Accounting Standards Board ("FASB") issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year beginning in 2001 (as extended by FAS 137). This Statement requires that derivative instruments be recognized as assets or liabilities and measured at fair value. The Company does not anticipate a material effect upon adoption of this standard.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the accompanying balance sheets for cash, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

     The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     remaining maturities. The fair value of the Company's Series B senior fixed rate subordinated notes is approximately $88.0 million at December 31, 1999. The fair value of the Company's Series B floating interest rate subordinated term notes is approximately $34.4 million at December 31, 1999. The book value of the Company's remaining variable rate debt approximates fair market value at December 31, 1999. The fair value of derivative financial instruments at December 31, 1998 and 1999 results in a liability of $946 and an asset of $1,877, respectively.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     EARNINGS PER SHARE

     The reconciliation of basic EPS and diluted EPS is as follows:


                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                             1997         1998          1999
Basic weighted average number of common shares              4,536        3,178         2,015
Diluted effect of options outstanding                         175           --            --
                                                            -----        -----         -----
Diluted weighted average number of common and common
      equivalent shares                                     4,711        3,178         2,015
                                                            =====        =====         =====

     In 1999 and 1998 options were anti dilutive

3.   ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following at December 31:


                                                               1998              1999
Trade accounts receivable                                   $  85,518         $ 111,191
Affiliate and independent owner-operator receivables            3,164             6,454
Employee receivables                                              309               105
Other receivables                                               3,842             4,788
                                                            ---------         ---------
                                                               92,833           122,538
Less allowance for doubtful accounts                           (3,935)           (6,438)
                                                            ---------         ---------
                                                            $  88,898         $ 116,100
                                                            =========         =========

     The activity in the allowance for doubtful accounts for each of the three years in the period ended December 31, 1999, is as follows:

                                                 1997           1998             1999
Balance, beginning of period                   $ 1,397           1,980           3,935
Additions charged to operating expenses          1,146           2,047           2,623
Write-off of bad debts                            (563)            (92)           (120)
                                               -------         -------         -------
Balance, end of period                         $ 1,980         $ 3,935         $ 6,438
                                               =======         =======         =======

     As of December 31, 1999 and 1998, approximately 85 percent of trade accounts receivable were due from companies in the chemical and bulk food products industries, respectively. No single customer accounted for over
     7.5 percent of the Company's operating revenues.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

4.   OTHER RECEIVABLES

     Other receivables include the minimum lease payments due to the Company from third parties for tractors and trailers leased under capital leases.

     Future minimum lease payments are as follows:


2000                                                     $ 1,452
                                                         -------
Total minimum lease payments                               1,452
Less unearned financing income                               (73)
                                                         -------
Present value of minimum capital lease payments            1,379
Less current maturities of other receivables              (1,379)
                                                         -------
                                                         $     -
                                                         =======

5.   FIXED ASSETS

     Property and equipment consisted of the following at December 31:


                                                   1998              1999
Land and improvements                           $   9,159         $  10,168
Buildings and improvements                         14,556            12,997
Revenue equipment                                 246,438           267,781
Other equipment                                    57,343            26,706
Accumulated deprecation                           (94,274)         (128,895)
                                                ---------         ---------
Property and equipment, net                     $ 233,222         $ 188,757
                                                =========         =========

     Depreciation expense was $17,095, $29,565 and $58,341 for the periods ending December 31, 1997, 1998 and 1999, respectively. During 1998, the Company agreed to sell a warehouse facility for approximately $1.4 million, which resulted in a loss of approximately $1 million. During 1999, the Company had a one time charge of $11.3 million relating to the reduction in the useful life of acquired software, now fully written off, used in the trucking operation and a one time charge of approximately $9 million due to a change in the estimated useful life of certain revenue equipment.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     The capitalized cost of equipment under capital leases, which is included in tractors and trailers in the accompanying consolidated balance sheets, was as follows at December 31:


                                                  1998          1999
Tractors and trailers                           $   377         $ 377
Less accumulated amortization                      (108)         (207)
                                                -------         -----
                                                $   269         $ 170
                                                =======         =====

6.   ACCRUED EXPENSES

     Accrued expenses include the following at December 31:


                                                          1998           1999
Outstanding checks                                      $ 6,904        $16,672
Loss and damage claims                                   10,362          7,240
Environmental liabilities                                   999         15,000
Severance, relocation and integration                    15,687          3,394
Salary, wage and benefits                                 5,552          7,311
Contingent CLC purchase price (Note 1)                   10,867             --
Other                                                    17,098          9,232
                                                        -------        -------
                                                        $67,469        $58,849
                                                        =======        =======

     In connection with the acquisition of CLC, $17.5 million of restructuring related costs were recorded as part of purchase accounting. These costs included, $14.0 million of severance, bonuses and other termination-related costs to be incurred in connection with identified staff reductions, $.5 million costs in connection with the disposition (closure) of certain facilities and $3.0 million of other costs. The Company's plan calls for the payment of substantially all these costs within one year of the acquisition. At December 31, 1999 approximately $3.4 million of deferred severance payments remain.








\

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

7.   LONG-TERM INDEBTEDNESS

     Long-term debt consisted of the following at December 31:


                                                                                         1998               1999
5% unsecured note payable to former employee, due in annual installments
of $70 through 2001                                                                  $       196       $       139

Capitalized equipment leases, interest rates ranging from 6.75% to 11.65%                  1,140               163

Series B senior subordinated notes, principal due in 2006, interest payable
semi-annually at 10% per annum                                                           100,000           100,000

Series B floating interest rate subordinated term notes, principal due in 2006,
interest payable semi-annually at LIBOR plus 4.81%                                        40,000            40,000

Tranche A term loan, principal of $225 due quarterly with the balance due
in 2004                                                                                   89,550            88,090

Tranche B term loan, principal of $263 due quarterly with the balance due
in 2005                                                                                  104,475           102,764

Tranche C term loan, principal of $225 due quarterly with the balance due
in 2006                                                                                   89,550            88,038

Revolving credit facility                                                                 16,420            14,962

Less current maturities of long-term debt                                                 (3,461)          (18,026)
                                                                                     -----------       -----------

Long-term debt, less current maturities                                              $   437,870       $   416,130
                                                                                     ===========       ===========

     SERIES B NOTES

     The Series B Notes are guaranteed on a senior subordinated basis by all of the Company's direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The subordinated floating interest rate Series B Notes interest rate was 10.3% at December 31, 1999. In February 1999, these notes were registered with the SEC.

     At any time, or from time to time, on or prior to June 15, 2001, the Company may, at its option, use the net cash proceeds of one or more Equity Offerings to redeem up to 35% of the aggregate principal amount of the fixed rate notes originally issued at a redemption price equal to 110% of the principal amount thereof; plus accrued and unpaid interest thereon, if any, to the date of redemption provided certain conditions are met.

     The Company may redeem the Series B fixed rate notes, in whole at any time or in part from time to time, on and after June 15, 2002, upon not less than 30 nor more than 60 days' notice,

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on June 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:


YEAR                                                         PERCENTAGE
2002                                                           105.0%
2003                                                           102.5%
2004 and thereafter                                            100.0%

     The Company may redeem the Series B floating rate notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on June 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:


YEAR                                                      PERCENTAGE
2000                                                        103.0%
2001                                                        102.0%
2002                                                        101.0%
2003 and thereafter                                         100.0%

     TRANCHE A,B AND C TERM LOANS

     Tranche A Term Loans bear interest at the option of the Company at (a) .75% in excess of the base rate equal to the higher of 1/2 of 1.0% in excess of the federal funds rate or the rate that CSFB as the administrative agent announces from time to time as its prime lending rate, as in effect from time to time (the "Base Rate"), or (b) 1.75% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (7.26% at December 31, 1999).

     Tranche B Term Loans bear interest at the option of the Company at (a) 1.25% in excess of the Base Rate and (b) 2.25% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (7.76% at December 31, 1999).

     Tranche C Term Loans bear interest at the option of the Company at (a) 1.50% in excess of the Base Rate and (b) 2.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (8.01% at December 31, 1999).

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     REVOLVING CREDIT FACILITY

     The Company has available a $75.0 million revolving credit facility, which may include letters of credit, available until June 9, 2004 to be used for, among other things, working capital and general corporate purposes of the Company and its subsidiaries, including permitted acquisitions. The revolving credit facility further provides for a $15,000 sublimit to be made available to Levy, an indirect wholly owned subsidiary of the Company. Amounts drawn under the sublimit will be drawn in Canadian dollars.

     Permanent reductions to the revolving credit facility are required in an amount equal to,

     (1) 100.0%, or 75.0%, if the Leverage Ratio (as defined) is less than 4.0:1.0, of the net cash proceeds of all asset sales and dispositions by the Company and its subsidiaries, subject to certain exceptions,

     (2) 100.0%, or 75.0%, if the Leverage Ratio is less than 4.0:1.0, of the net cash proceeds of issuances of certain debt obligations and certain preferred stock by the Company and its subsidiaries, subject to certain exceptions,

     (3) 50.0%, or 0%, if the Leverage Ratio is less than 4.0:1.0, of the net proceeds from common equity and certain preferred stock issuances by the Company and its subsidiaries, subject to certain exceptions, including permitted acquisitions,

     (4) 75.0%, or 50.0%, if the Leverage Ratio is less than 4.0:1.0, of annual Excess Cash Flow, and

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

     Interest on the Revolving Credit Facility is, at the option of the Company,
     (a) .75% in excess of the Base Rate and (b) 1.75% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the Sublimit will be based on Canadian dollar bankers' acceptances and the Canadian prime rate (9.25% at December 31, 1999).

     The credit agreement provides for payment by the Company in respect of outstanding letters of credit of an annual fee equal to the spread over the Eurodollar rate for Eurodollar Loans

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     under the revolving credit facility from time to time in effect on the aggregate outstanding stated amounts of such letters of credit, or a fronting fee equal to 3/8 of 1.0% on the aggregate outstanding stated amounts of such letters of credit.

     Levy will pay an acceptance fee equal to the Applicable Margin that would be payable on Eurodollar Loans under the revolving credit facility on the drawing date of each loan drawn under the sublimit.

     The Company will pay a commitment fee equal to a percentage equal to 1/2 of 1.0% per annum on the undrawn portion of the available commitment under the revolving credit facility, subject to decreases based on the achievement of certain financial ratios.

     COLLATERAL AND GUARANTEES

     The loans and letters of credit under the revolving credit agreement will be guaranteed by all of the Company's existing and future direct and indirect domestic subsidiaries (collectively, the "Bank Guarantors"). The obligations of the Company and the Bank Guarantors will be secured by a first priority perfected lien on substantially all of the properties and assets of the Company and the Bank Guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by the Company and the Bank Guarantors, subject to certain exceptions; provided that, in certain cases, no more than 65.0% of the stock of foreign subsidiaries of the Company will be required to be pledged.

     DEBT RETIREMENT AND EXTRAORDINARY ITEM

     Substantially all the outstanding indebtedness of the Company was extinguished and refinanced in connection with the leverage recapitalization and the acquisition of CLC. As a result of these early extinguishments, the Company incurred additional charges of approximately $3 million in 1998, net of tax, which is included as an extraordinary item in the accompanying statements of operations.

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

     Under the terms of the Company's debt agreements, the Company is required to maintain, among other restrictions, minimum net worth levels, debt to net worth ratios and debt service coverage ratios. In addition, the agreements contain restrictions on asset dispositions and the payment of dividends. At December 31, 1999, the Company was in compliance with the terms and covenants of its debt agreements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     Scheduled maturities of long-term debt and capital lease obligations for the next five years and thereafter are as follows:


YEAR ENDING DECEMBER 31,
           2000                                                       $  18,026
           2001                                                           2,902
           2002                                                           2,832
           2003                                                           2,832
           2004                                                          86,450
           Thereafter                                                   321,114
                                                                      ---------
                                                                      $ 434,156
                                                                      =========

8.   INCOME TAXES

     Income taxes from continuing operations consisted of the following for the years ended December 31:


                                              1997            1998            1999
Current taxes:
    Federal                                 $ 2,946         $    17         $    --
    Foreign                                      --             261             219
    State                                     1,062             905             441
                                            -------         -------         -------
                                              4,008           1,183             660
                                            -------         -------         -------
Deferred taxes:
    Federal                                   2,447          (2,661)         (4,272)
    Foreign                                      --             402             570
    State                                       941          (2,971)         (2,864)
                                            -------         -------         -------
                                              3,388          (5,230)         (6,566)
                                            -------         -------         -------

Provision (benefit) for income taxes        $ 7,396         $(4,047)        $(5,906)
                                            =======         =======         =======

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     The net deferred tax asset (liability) consisted of the following at December 31:


                                                                                   1998             1999
Deferred tax assets:
    Environmental reserve, net                                                   $  6,281         $ 18,248
    Capital leases treated as operating leases for tax purposes as lessee             324              142
    Tax credit carryforwards                                                        3,942            2,957
    Self-insurance reserves                                                         5,803            4,745
    Allowance for doubtful accounts                                                 1,338            2,383
    Investment basis difference                                                       217              217
    Accrued vacation pay                                                              497              909
    Pension                                                                         3,332            4,575
    Net operating loss carryforwards                                               15,668           22,362
    Restructuring accruals                                                          6,388            1,190
    Other accruals                                                                  2,716            2,033
    State taxes, net                                                                5,204            7,960
    Other                                                                             281            1,457
                                                                                 --------         --------
                                                                                   51,991           69,178
    Less valuation allowance                                                       (1,398)          (1,398)
                                                                                 --------         --------
                                                                                   50,593           67,780
                                                                                 --------         --------
Deferred tax liabilities:
    Property and equipment basis difference                                       (29,113)         (31,002)
    Capital leases treated as operating leases for tax purposes as lessor          (2,052)          (2,052)
    Deferred Environmental                                                             --           (2,976)
    Other                                                                              --           (2,409)
                                                                                 --------         --------
                                                                                  (31,165)         (38,439)
                                                                                 --------         --------

Net deferred tax asset                                                             19,428           29,341
Less current net deferred tax liability                                           (11,559)         (15,214)
                                                                                 --------         --------

Long-term net deferred tax asset                                                 $  7,869         $ 14,127
                                                                                 ========         ========

     The Company has provided a valuation allowance against certain state NOL carryforwards. The Company believes that it is more likely than not that the remaining net deferred tax asset of $29,341 will be realized in the future through sufficient taxable income from operations and the reversal of deferred tax liabilities.

     The Company's effective tax rates differ from the federal statutory rate of 34 percent. The reasons for those differences are as follows for the years ended December 31:

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                     1997             1998           1999
Tax expense (benefit) at the statutory rate        $ 6,079          (3,761)         (7,247)
State income taxes, net of federal benefit           1,322          (1,364)           (720)
Amortization of goodwill                                --             386           1,859
Foreign taxes                                           --             663             790
Other                                                   (5)             29            (588)
                                                   -------         -------         -------

Provision (benefit) for income taxes               $ 7,396         $(4,047)        $(5,906)
                                                   =======         =======         =======

     At December 31, 1999, the Company has approximately $66 million in net operating loss carryforwards and $2.9 million in alternative minimum tax credit carryforwards. The net operating loss carryforwards will expire in the years 2011 through 2019 while the alternative minimum tax credits may be carried forward indefinitely. Approximately $28.7 million of net operating loss carryforwards and $1.9 of alternative minimum tax credit carryforwards were generated by Chemical Leaman Corporation prior to their acquisition. The use of pre-acquisition operating losses and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect the utilization of the carryforwards prior to their expiration. The Company has state net operating loss carryforwards which expire over the next 2 to 20 years.

9.   EMPLOYEE BENEFIT PLANS

     As a result of the acquisition of Chemical Leaman, the Company maintains two noncontributory defined benefit plans that cover full-time CLC salaried employees and certain other CLC employees under a collective bargaining agreement. Retirement benefits for employees covered by the salaried plan are based on years of service and compensation levels. During 1999, the Company froze the benefits associated with the CLC salaried plan. The monthly benefit for employees under the collective bargaining agreement plan is based on years of service multiplied by a monthly benefit factor. Assets of the plans are invested primarily in equity securities and fixed income investments. Pension costs are funded in accordance with the provisions of the applicable law.

     The components of net periodic pension cost are as follows:


                                                     DECEMBER 31,
COMPONENTS OF NET PERIODIC BENEFIT COST          1998           1999
                                                -----         -------
Service cost                                      429             852
Interest cost                                     870           2,692
Expected Return on plan assets                   (771)         (2,363)
                                                -----         -------
Net periodic benefit cost                       $ 528         $ 1,181
                                                =====         =======

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     The actuarial assumptions used in accounting for the plans are as follows:


                                                               DECEMBER 31,
                                                           1998              1999
                                                          -----             -----
Discount rates                                            6.75%             7.75%
Expected long-term rates of return on plan assets         8.00%             8.00%
Rate of assumed compensation increase                     5.00%             5.00%

     The following table sets forth the change in the benefit obligation, change in plan assets and funded status of the two plans:


                                                                 DECEMBER 31,
                                                            1998             1999
                                                          --------         --------
CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of year               $     --         $ 40,746
    Acquisition                                             39,881               --
    Service cost                                               429              852
    Interest cost                                              870            2,692
    Amendments                                                  --           (3,967)
    Actuarial (gain)/loss                                      303           (2,772)
    Benefits and expenses paid                                (737)          (2,326)
                                                          --------         --------
    Benefit obligation at end of year                     $ 40,746         $ 35,225
                                                          ========         ========
CHANGE IN PLAN ASSETS
    Fair value of plan assets at beginning of year        $     --         $ 30,435
    Acquisition                                             30,045               --
    Actual return on plan assets                               727            3,460
    Contributions                                              400            1,470
    Benefits and expenses paid                                (737)          (2,326)
                                                          --------         --------
    Fair value of plan assets at end of year              $ 30,435         $ 33,039
                                                          ========         ========

UNFUNDED STATUS                                           $(10,311)        $ (2,186)
    Unrecognized net actuarial (gain) loss                     348           (3,729)
                                                          --------         --------
    Accrued pension expense (included in other
       non-current liability)                             $ (9,963)        $ (5,915)
                                                          ========         ========

     The Company charged to operations payments to multiemployer pension plans required by collective bargaining agreements of $267 and $1,791 for the years ended December 31, 1998 and 1999, respectively. These defined benefit plans cover substantially all of the Company's union employees not covered under the Company's plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multiemployer plans is not readily available.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     PROFIT SHARING PLANS

     The Company has a profit sharing plan for substantially all employees. Contributions are made at the discretion of the Board of Directors. The Company made contributions of $300, $350 and $0 for 1997, 1998 and 1999, respectively.

10.  PREFERRED STOCK

     The Company has authorized 5,000 shares, par value, $.01 per share, of "preferred stock." Shares of preferred stock may be issued from time to time, in one or more series, with such designation, assigned values, preferences and relative, participating, optional or other rights, qualifications, limitations or restrictions thereof as the Board of Directors of the Company from time to time may adopt by resolution.

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

     8% MANDATORILY REDEEMABLE PREFERRED STOCK

     In connection with the CLC acquisition on August 28, 1998, the Company issued 50 shares of "8% Redeemable Preferred Stock" with a liquidation preference of $100. These shares are convertible by the Company into debentures with comparable dividend and maturity dates

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     and are mandatorily redeemable in 2007. See Note 1 related to the subsequent liquidation of these shares.

11.  COMMON STOCK

     The Company has 15,000 shares $.01 par value of common stock authorized, and had 4,549, 2,000 and 2,014 shares outstanding at December 31, 1997, 1998 and 1999, respectively. One shareholder has the right to "put" 30 shares to the Company in 2003 for $40 per share. Accordingly, these shares are classified as mandatorily redeemable.

     In connection with the recapitalization, the Company made a limited recourse secured loans to shareholders which bear interest at LIBOR plus 2% (7.51% at December 31, 1999). The loans are secured by a pledge of approximately 100 shares of the Company's common stock and options to purchase 210 shares of the Company's common stock. The principal amount of the loans is due on June 9, 2006, with mandatory pre-payments due upon, and to the extent of, the receipt of after-tax proceeds from the sale of the pledged securities. Amounts outstanding for these loans are $1,398 and $1,262 at December 31, 1998 and 1999, respectively.

12.  INCENTIVE STOCK OPTION PLANS

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

     As part of the recapitalization in 1998, the Company paid $14,678 to employees for the cancellation of all outstanding options.

     Combined stock option activity for the old Plan for the years ended December 31, 1997, through December 31, 1999, is as follows:

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                  RANGE OF      AVERAGE
                                                  NUMBER OF        OPTION       EXERCISE      SHARES      EXPIRATION
                                                    SHARES         PRICES        PRICE        VESTED         DATE
                                                  ---------      ----------     --------      ------      ----------
Options outstanding at December 31, 1996             577         6.25-18.25     $  15.24        245        2002-2006
1997 option activity:
    Vesting of prior-year options                      -         6.25-18.25            -         82        2002-2006
    Exercised                                        (26)        6.25-15.50        11.95        (26)       2002-2006
    Canceled                                         (14)        6.25-15.50        14.60         (1)       2002-2006
                                                    ----         ----------                   ------

Options outstanding at December 31, 1997             537         6.25-18.25        15.42        300        2002-2006
1998 option activity:
    Exercised                                         (3)          15.00           15.42         (3)       2002-2006
    Canceled                                          (2)       15.00-18.25        15.42
    Recapitalization                                (532)        6.05-18.25        15.42       (297)       2002-2006
                                                    ----                                      ------

Old options outstanding at December 31, 1998           -                                          -

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

     NEW STOCK OPTION PLAN

     Subsequent to the recapitalization, the Company adopted a new employee stock option plan pursuant to which a total of 222 shares of the Company's common stock will be available for grant. Fifty percent of each new option granted in 1998 and 1999 vest in equal increments over four years. The remaining fifty percent of each new option will vest in nine years, subject to acceleration if certain per-share equity value targets are achieved or, in the event of a sale of the Company. Vesting of the new options occurs only during an employee's term of employment. The new options will become fully vested in the event of a termination of employment without "cause" or for "good reason" within six months following a sale of the Company.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     The stock of the Company is no longer traded publicly. The pro forma fair value of options granted during 1998 and 1999 are based upon a model using a risk free rate of 4.64% for 1998 and 6.1% for 1999; for options with an expected life of 10 years. The pro forma fair value of stock options granted in 1998 is $3,089 and 1999 is $477. At December 31, 1999, a total of 20 authorized shares remain available for granting.

     Had compensation cost relating to the Plans been determined based upon the fair value at the grant date for awards under the Plans consistent with the method described in SFAS 123, the Company's net income (loss) and earnings
     (loss) per share common would have been as follows for the years ended December 31:


                                                                1997          1998            1999
Net income (loss) attributable to common stockholders;
    As reported                                             $   10,483    $   (10,746)    $  (16,874)
    Pro forma                                                   10,217        (10,928)       (17,267)
Earnings (loss) per common share:
    As reported                                             $     2.23    $     (3.38)    $    (8.37)
    Pro forma                                                     2.17          (3.44)    $    (8.57)

     Stock option activity for the years ended December 31, 1998 and 1999 is as follows:


                                                                     RANGE OF       AVERAGE
                                                       NUMBER OF      OPTION        EXERCISE        SHARES       EXPIRATION
                                                        SHARES        PRICES         PRICE          VESTED          DATE
                                                       ---------     --------       --------        ------       ----------
Options outstanding at December 31, 1997                     -                             -            -
1998 option activity:
     Granted                                               210        $ 40.00        $ 40.00            -           2008
                                                          ----                                       ----

Options outstanding at December 31, 1998                   210        $ 40.00        $ 40.00            -           2008

1999 option activity:
     Granted                                                26        $ 40.00        $ 40.00            -        2008-2009
     Vesting of prior-year options                           -        $ 40.00        $ 40.00           23        2008-2009
     Canceled                                              (34)       $ 40.00        $ 40.00            -        2008-2009
                                                           ---                                       ----

Options outstanding at December 31, 1999                   202        $ 40.00        $ 40.00           23        2008-2009
                                                          ====                                       ====

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

13.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases revenue and other equipment under operating leases. Future minimum lease payments under non-cancelable operating leases at December 31, 1999 are as follows:


                                                               OPERATING
    YEAR ENDING DECEMBER 31,                                     LEASES
                                                               ---------
           2000                                                $   3,125
           2001                                                    1,946
           2002                                                    1,030
           2003                                                    1,026
           2004                                                    1,026

     Rent expense under operating leases was $2,821, $2,798 and $5,051 for the years ended December 31, 1997, 1998 and 1999, respectively.

     GUARANTOR OF CERTAIN LEASE OBLIGATIONS

     In 1995 and 1996, the Company entered into capital leases for tractors and trailers with certain affiliates and owner--operators. The Company then sold to a third party the lease receivables for which it received $979 in 1996. The Company is contingently liable as the guarantor for the remaining balance of the receivables sold of $1,573 and $1,055 at December 31, 1998 and 1999, respectively. These leases are collateralized by the equipment related to these leases. Management estimated the fair value of this equipment to be $1,359 and $1,100 at December 31, 1998 and 1999, respectively, which was based upon an average dealer-estimated repurchase price.

     Also, in 1995 and 1996, the Company entered into capital leases for tractors and trailers with other affiliates. The Company then sold to a third party the lease receivables for which it received $202 in 1996. The Company is contingently liable as the guarantor for the remaining balance of the receivables sold of $2,228 and $1,144 at December 31, 1998 and 1999, respectively. These leases are collateralized by the equipment related to these leases. Management estimated the fair value of this equipment to be $1,952 and $1,585 at December 31, 1998 and 1999, respectively, which was based upon an average dealer-estimated repurchase price.

     Reserves have been recognized by the Company for its estimated exposure under the above guarantees. It is possible that the estimates used in determining these reserves and the fair value may change. However, it is the opinion of management that the ultimate difference in the estimates will not have a material effect on the Company's financial position or results of operations.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     ENVIRONMENTAL MATTERS

     The Company's activities involve the handling, transportation, storage, and disposal of bulk liquid chemicals, many of which are classified as hazardous materials, hazardous substances, or hazardous wastes. The Company's tank wash and terminal operations engage in the storage or discharge of wastewater and stormwater that may contain hazardous substances, and from time to time the Company stores diesel fuel and other petroleum products at their terminals. As such, the Company is subject to environmental, health and safety laws and regulation by U.S. federal, state, local and Canadian government authorities. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. There can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs on the Company.

     The Company has environmental management programs that it carries out in conjunction with its safety program. Facility managers are responsible for environmental compliance. Self-audits are required to address operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities, and wastewater management. The Company also contracts with an independent environmental consulting firm that conducts periodic, unscheduled, compliance assessments, which focus on conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. The Company's relationship to its affiliates could, under certain circumstances, result in the Company incurring liability for environmental contamination attributable to an affiliate's operations, although the Company has not incurred any such derivative liability in the past. The Company's environmental management program has recently been extended to its affiliates.

     The Company's wholly-owned subsidiary, EnviroPower, Inc., is staffed with environmental experts who manage the Company's environmental exposure relating to historical operations and develop policies and procedures, including periodic audits of the Company's terminals and tank cleaning facilities, in order to minimize the existence of circumstances that could lead to future environmental exposure. EnviroPower is also the Company's principal interface with the U.S. Environmental Protection Agency ("EPA") and various state environmental agencies.

     As a handler of hazardous substances, the Company is potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances either under CERCLA or comparable state laws. From time to time, the Company has incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at its facilities and, notwithstanding the existence of its environmental management program, the Company cannot assure that such obligations will not be incurred in the future, nor that such liabilities will not result in a

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     material adverse effect on the Company's financial condition or results of operations or its business reputation. As the result of environmental studies conducted at its facilities in conjunction with its environmental management program, the Company has identified environmental contamination at certain of such sites which will require remediation.

     The Company has also been named a "potentially responsible party," or has otherwise been alleged to have some level of responsibility, under CERCLA or similar state laws for cleanup of off-site locations at which the Company's waste, or material transported by the Company, has allegedly been disposed of. The Company has asserted defenses to such actions and has not incurred significant liability in the CERCLA cases settled to date. While the Company believes that it will not bear any material liability in any current or future CERCLA matters, there can be no assurance that the Company will not in the future incur material liability under CERCLA or similar laws. See "Risk Factors -- Transporting Hazardous Substances Could Create Environmental Liabilities" for a discussion of certain risks of the Company associated with transporting hazardous substances.

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

     In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site at a cost estimated by the EPA to be approximately $7 million. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA's wetlands remedy. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. CLC has finalized a consent decree with the state and federal trustees that will resolve the natural resource damages claims. CLC has also entered an agreement in principle to reimburse the EPA's past costs in investigating and overseeing activities at the site over a three year period for which the Company has established reserves. In addition, the EPA has investigated contamination in site soils. No decision has been made as to the extent of soil remediation to be required, if any.

     CLC initiated litigation against its insurers to recover its costs in connection with environmental cleanups at its sites. In a case captioned Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et al., Civil Action No. 89-1543 (SSB) (D.N.J.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at the Bridgeport site. In a case captioned The Aetna Casualty

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     and Surety Company v. Chemical Leaman Tank Lines, Inc., et al., Civil Action No. 94-CV-6133 (E.D. Pa.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at its other sites. In an agreement dated as of November 18, 1999, Chemical Leaman favorably resolved these outstanding insurance claims resulting in a net recovery of approximately $30 million of which $19 million was received during 1999.

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

     (2) perform an interim groundwater remedy at the site; and

     (3) conduct soil remediation. U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 95-CV-4264 (RJB) (E.D. Pa.).

     CLC has paid all costs associated with installation of the waterline. CLC has completed a hydro-geologic study, and has commenced activities for construction of a groundwater treatment plant to pump and treat groundwater. The EPA anticipates that CLC will operate the plant for about five years, at which time the EPA will evaluate groundwater conditions and determine whether a final groundwater remedy is necessary. Field sampling for soil remediation recently commenced. The Consent Decree does not cover the final groundwater remedy or other site remedies or claims, if any, for natural resource damages.

     Other Environmental Matters. CLC has been named as PRP under CERCLA and similar state laws at approximately 40 former waste treatment and/or disposal sites including the Helen Kramer Landfill Site where CLC recently settled its liability. In general, CLC is among several PRP's named at these sites. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York and its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. The Company has also favorably settled a toxic tort claim brought against it and several co-defendants by an uncertified class of Texas claimants. As a result of its acquisition of CLC, the Company identified other owned or formerly owned properties that may require investigation and/or remediation, including properties subject to the New Jersey Industrial Sites Recovery Act (ISRA). CLC's involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. The Company has established reserves to cover amounts associated with the Helen Kramer Landfill, CLC's facility at Tonawanda, New York and CLC's former facility in Putnam County.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

14.  OTHER TRANSACTIONS WITH RELATED PARTIES

     The Company and Apollo Management have entered into a management agreement whereby the Company retained Apollo Management to provide financial and strategic advice to the Company. Pursuant to the terms of the management agreement, Apollo Management has agreed to provide financial and strategic services to the Company as reasonably requested by the Company's Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management received an initial fee of $2.0 million on June 9, 1998 and thereafter will receive an annual fee of $500 until termination of the management agreement. The management agreement may be terminated upon 30 days written notice by Apollo Management or the Company to the other party thereto. Under this agreement the Company recognized $294 and $500 in selling and administrative expense in 1998 and 1999, respectively.

     An executive of the Company owns a minority interest in a firm that provides services to the Company. Total amounts charged to the Company by the firm during 1999 were $268.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

15.  GEOGRAPHIC SEGMENTS

     The Company's operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company's operations in different geographic areas for the years ended December 31, 1997, 1998 and 1999, is as follows:


                                                                             1997
                                               -------------------------------------------------------------------
                                                  U.S.           INTERNATIONAL      ELIMINATIONS      CONSOLIDATED
                                               -----------       -------------      ------------      ------------
Operating revenues                             $   252,943        $   34,174        $    (1,070)      $   286,047
Net operating income                                19,977             1,116                  -            21,093
Identifiable assets                                178,347            27,398            (11,709)          194,036
Depreciation and amortization                       14,708             2,627                  -            17,335
Capital expenditures                                23,043            12,078                  -            35,121


                                                                             1998
                                               -------------------------------------------------------------------
                                                  U.S.           INTERNATIONAL      ELIMINATIONS      CONSOLIDATED
                                               -----------       -------------      ------------      ------------
Operating revenues                             $   373,562        $   25,221        $    (1,045)      $   397,738
Net operating income                                 6,171             2,395                  -             8,566
Identifiable assets                                569,482            28,182            (14,418)          583,246
Depreciation and amortization                       27,478             3,565                  -            31,043
Capital expenditures                                21,630             8,134                  -            29,764


                                                                             1999
                                               -------------------------------------------------------------------
                                                  U.S.           INTERNATIONAL      ELIMINATIONS      CONSOLIDATED
                                               -----------       -------------      ------------      ------------
Operating revenues                             $   558,593        $   28,214          $       -       $   586,807
Net operating income                                16,203             2,800                  -            19,003
Identifiable assets                                523,932            34,321            (16,012)          542,241
Depreciation and amortization                       58,597             3,687                  -            62,284
Capital expenditures                                20,932             4,795                  -            25,727

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

16.  GUARANTOR SUBSIDIARIES

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

     The following condensed consolidating financial information presents:

     1. Condensed consolidating balance sheets at December 31, 1998, and 1999 and condensed consolidating statements of operations and of cash flows for the three years ended December 31, 1999.

     2.  The parent company and combined guarantor subsidiaries.

     3. Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING BALANCE SHEET, DECEMBER 31, 1999


                                                                   GUARANTOR       NON-GUARANTOR
                                                   PARENT        SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                 ---------       ------------      -------------      ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                     $      --         $     165         $     885                          $   1,050
   Restricted cash                                                                                                             --
   Accounts receivable, net                                          108,027             8,073                            116,100
   Current maturities and other
       receivables                                                     2,159                --                              2,159
   Inventories                                                         1,547               216                              1,763
   Prepaid expenses                                                   10,696               357                             11,053
   Prepaid tires                                                       8,754               525                              9,279
   Income tax recoverable                                                354                --                                354
   Deferred income taxes                                              15,214                --                             15,214
   Other                                                                 689                --                                689
                                                 ---------         ---------         ---------         ---------        ---------
     Total current assets                               --           147,605            10,056                --          157,661

Property and equipment, net                                          165,781            22,976                            188,757
Goodwill, net                                                        157,363             1,051                            158,414
Insurance proceeds and other
     environmental receivables                                        11,403                --                             11,403
Deferred income taxes                                                 14,127                --                             14,127
Investment in subsidiaries                         271,424                --                --          (271,424)              --
Other assets                                       100,000            11,642               237          (100,000)          11,879
                                                 ---------         ---------         ---------         ---------        ---------
                                                 $ 371,424         $ 507,921         $  34,320         $(371,424)       $ 542,241
                                                 =========         =========         =========         =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of
       indebtedness                              $  18,026         $      --         $      --         $      --           18,026
   Accounts payable                                     --            14,912             3,360                --           18,272
   Affiliates and independent                           --
       owner-operators payable                          --             8,092                99                --            8,191
   Accrued expenses                                     --            57,954               895                --           58,849
   Income taxes payable                                 --               334               520                --              854
                                                 ---------         ---------         ---------         ---------        ---------
     Total current liabilities                      18,026            81,292             4,874                --          104,192

Long-term debt, less current
     maturities                                    404,884           100,146            11,100          (100,000)         416,130
Environmental liabilities                               --            49,346                --                --           49,346
Other long-term liabilities                             --            19,265                --                --           19,265
Deferred income tax                                     --            (2,334)            2,334                --               --
                                                 ---------         ---------         ---------         ---------        ---------
     Total liabilities                             422,910           247,715            18,308          (100,000)         588,933
                                                 ---------         ---------         ---------         ---------        ---------

Mandatorily redeemable common stock                  1,210                --                --                --            1,210
                                                 ---------         ---------         ---------         ---------        ---------
Mandatorily redeemable preferred stock              12,077                --                --                --           12,077
                                                 ---------         ---------         ---------         ---------        ---------
Minority interest in subsidiaries                       --             4,794                --                --            4,794
                                                 ---------         ---------         ---------         ---------        ---------
Shareholders' equity:
   Common stock and additional
       paid-in capital                             104,935           200,202            15,081          (215,283)         104,935
   Retained earnings                                21,320            55,210             1,174           (56,384)          21,320
   Stock recapitalization                         (189,589)               --               (55)               55         (189,589)
   Cumulative currency translation                      --
       adjustment                                     (177)               --              (188)              188             (177)
   Note receivable                                  (1,262)               --                --                --           (1,262)
                                                 ---------         ---------         ---------         ---------        ---------
     Total shareholders' equity (deficit)          (64,773)          255,412            16,012          (271,424)         (64,773)
                                                 ---------         ---------         ---------         ---------        ---------
                                                 $ 371,424         $ 507,921         $  34,320         $(371,424)       $ 542,241
                                                 =========         =========         =========         =========        =========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING BALANCE SHEET, DECEMBER 31, 1998


                                                                   GUARANTOR       NON-GUARANTOR
                                                   PARENT        SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                 ---------       ------------      -------------      ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                     $      --         $    (721)        $     806         $      --         $      85
   Restricted cash                                                    10,867                --                --            10,867
   Accounts receivable, net                                           85,867             3,031                --            88,898
   Current maturities and other
       receivables                                                       962             1,082                --             2,044
   Inventories                                                         1,740               261                --             2,001
   Prepaid expenses                                                    7,283               468                --             7,751
   Prepaid tires                                                       7,240               124                --             7,364
   Income tax recoverable                                              4,952               (12)               --             4,940
   Deferred income taxes                                              11,559                --                --            11,559
   Other                                                               3,764                29                               3,793
                                                 ---------         ---------         ---------         ---------         ---------
     Total current assets                               --           133,513             5,789                --           139,302

Property and equipment, net                             --           211,905            21,317                --           233,222
Other receivables, less current maturities              --               885                --                --               885
Goodwill, net                                           --           136,276             1,076                --           137,352
Insurance proceeds and other
     environmental receivables                          --            45,916                --                --            45,916
Deferred income taxes                                   --             7,869                --                --             7,869
Investment in subsidiaries                         301,391                --                --          (301,391)               --
Other assets                                       100,000            18,700                --          (100,000)           18,700
                                                 ---------         ---------         ---------         ---------         ---------
                                                 $ 401,391         $ 555,064         $  28,182         $(401,391)        $ 583,246
                                                 =========         =========         =========         =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of
       indebtedness                              $   3,153         $     208         $     100         $      --             3,461
   Accounts payable                                     --             6,272             1,371                --             7,643
   Affiliates and independent                           --
       owner-operators payable                          --             8,266                73                --             8,339
   Accrued expenses                                     --            64,622             2,847                --            67,469
   Income taxes payable                                 --             1,331               215                --             1,546
                                                 ---------         ---------         ---------         ---------         ---------
     Total current liabilities                       3,153            80,699             4,606                --            88,458

Long-term debt, less current
     maturities                                    429,354           100,000             8,516          (100,000)          437,870
Environmental liabilities                               --            69,956                --                --            69,956
Other long-term liabilities                             --            12,611               642                --            13,253
Deferred income tax                                     --                --                --                --                --
                                                 ---------         ---------         ---------         ---------         ---------
     Total liabilities                             432,507           263,266            13,764          (100,000)          609,537
                                                 ---------         ---------         ---------         ---------         ---------

Mandatorily redeemable common stock                  1,210                --                --                --             1,210
                                                 ---------         ---------         ---------         ---------         ---------
Mandatorily redeemable preferred stock              15,994                --                --                --            15,994
                                                 ---------         ---------         ---------         ---------         ---------
Minority interest in subsidiaries                       --             4,825                --                --             4,825
                                                 ---------         ---------         ---------         ---------         ---------
Shareholders' equity:
   Common stock and additional
       paid-in capital                             104,827           241,381            15,082          (256,463)          104,827
   Retained earnings                                38,495            45,592                69           (45,661)           38,495
   Stock recapitalization                         (189,589)               --               (54)               54          (189,589)
   Cumulative currency translation                                                        (679)              679                --
       adjustment                                     (655)               --                --                --              (655)
   Note receivable                                  (1,398)               --                                                (1,398)
                                                 ---------         ---------         ---------         ---------         ---------
     Total shareholders' equity (deficit)          (48,320)          286,973            14,418          (301,391)          (48,320)
                                                 ---------         ---------         ---------         ---------         ---------
                                                 $ 401,391         $ 555,064         $  28,182         $(401,391)        $ 583,246
                                                 =========         =========         =========         =========         =========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1999


                                                    GUARANTOR         NON-GUARANTOR
                                   PARENT          SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                  ---------        ------------       -------------      -------------       ------------
Operating revenues:
   Transportation                 $     --           $ 470,081           $ 27,572           $     --           $ 497,653
   Other                                --              88,512                642                 --              89,154
                                  --------           ---------           --------           --------           ---------

     Total revenues                     --             558,593             28,214                 --             586,807

Operating expenses:
   Purchased transportation             --             317,647              3,572                 --             321,219
   Option expense                       --                  --                 --                 --                  --
   Depreciation and amortization        --              58,597              3,687                 --              62,284
   Other operating expenses             --             166,146             18,155                 --             184,301
                                  --------           ---------           --------           --------           ---------

Operating income or (loss)              --              16,203              2,800                 --              19,003

Interest expense, net              (39,810)                 --               (642)                --             (40,452)
Other income                            --                 134                 --                 --                 134
Equity in earnings of
     subsidiaries                   10,987                  --                 --            (10,897)                 --
                                  --------           ---------           --------           --------           ---------

Income (loss) before taxes         (28,823)             16,337              2,158            (10,897)            (21,315)

Income taxes                        13,393              (6,698)              (789)                --               5,906
Minority interest                       --                 (21)                 --                --                 (21)
                                  --------           ---------           --------           --------           ---------

Net income                         (15,430)              9,618              1,369            (10,897)            (15,430)
                                  ========           =========           ========           ========           =========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1998

                                                               GUARANTOR        NON-GUARANTOR
                                             PARENT          SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                           ---------         ------------       -------------      ------------       ------------
Operating revenues:
   Transportation                           $     --           $ 331,377           $ 23,991           $  (346)          $ 355,022
   Other                                          --              42,185              1,230              (699)             42,716
                                            --------           ---------           --------           -------           ---------

     Total revenues                               --             373,562             25,221            (1,045)            397,738

Operating expenses:
   Purchased transportation                       --             223,858              2,820            (1,045)            225,633
   Option expense                                 --              14,678                 --                --              14,678
   Depreciation and amortization                  --              27,478              3,565                --              31,043
   Other operating expenses                       --             101,377             16,441                --             117,818
                                            --------           ---------           --------           -------           ---------

Operating income or (loss)                        --               6,171              2,395                --               8,566

Interest expense, net                        (14,290)             (4,774)              (727)               --             (19,791)
Other income                                      --                 164                 --                --                 164
Equity in earnings of subsidiaries            (1,145)                 --                 --             1,145                  --
                                            --------           ---------           --------           -------           ---------

Income (loss) before taxes                   (15,435)              1,561              1,668             1,145             (11,061)

Income taxes                                   5,344                (641)              (656)               --               4,047
Minority interest                                 --                 (74)                --                --                 (74)
                                            --------           ---------           --------           -------           ---------

Net income (loss) before
     extraordinary item                      (10,091)                846              1,012             1,145              (7,088)

Extraordinary item                                --              (3,008)               (69)               --              (3,077)
                                            --------           ---------           --------           -------           ---------

Net income (loss)                           $(10,091)          $  (2,162)          $    943           $ 1,145           $ (10,165)
                                            ========           =========           ========           =======           =========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1997


                                                            GUARANTOR         NON-GUARANTOR
                                             PARENT        SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                           ---------       ------------       -------------       ------------       ------------
Operating revenues:
   Transportation                           $    --          $ 233,620           $ 33,380           $   (631)          $ 266,369
   Other                                         --             19,322                794               (438)             19,678
                                            -------          ---------           --------           --------           ---------

     Total revenues                              --            252,942             34,174             (1,069)            286,047

Operating expenses:
   Purchased transportation                      --            167,462             11,724             (1,069)            178,117
   Depreciation and amortization                 --             14,708              2,627                 --              17,335
   Other operating expenses                      --             50,794             18,708                 --              69,502
                                            -------          ---------           --------           --------           ---------

Operating income or (loss)                       --             19,978              1,115                 --              21,093

Interest expense, net                            --             (2,553)              (622)                --              (3,175)
Other expense                                    --                (39)                --                 --                 (39)
Equity in earnings of subsidiaries           10,843                 --                 --            (10,483)
                                            -------          ---------           --------           --------           ---------

Income before taxes                          10,843             17,386                493            (10,483)             17,879

Income taxes                                     --             (7,160)              (236)                --              (7,396)
                                            -------          ---------           --------           --------           ---------


Net income                                  $10,843          $  10,226           $    257           $(10,483)          $  10,483
                                            =======          =========           ========           ========           =========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999


                                                               GUARANTOR       NON-GUARANTOR
                                              PARENT          SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                            ---------         ------------     -------------       ------------       ------------
Cash provided by (used for)
 operating activities:
   Net income (loss)                         $(15,430)          $  9,618           $ 1,369           $(10,987)          $(15,430)
   Adjustments for non-cash
     charges                                   15,430             45,528             3,718                 --             64,676
   Changes in assets and
     liabilities                                   --            (48,192)           (2,872)            10,987            (40,077)
                                             --------           --------           -------           --------           --------
Net cash provided by
     (used for) operating
     activities                                    --              6,954             2,215                 --              9,169
                                             --------           --------           -------           --------           --------
Investing activities:
   Capital expenditures                            --            (20,932)           (4,795)                --            (25,727)
   Proceeds from asset
     dispositions                                  --              7,018               583                 --              7,601
   Other                                           --              9,238                13                 --              9,251
                                             --------           --------           -------           --------           --------

Net cash used for investing
     activities                                    --             (4,676)           (4,199)                --             (8,875)
                                             --------           --------           -------           --------           --------
Financing activities:
   Proceeds from issuance of
     long-term debt
     and capital leases                          (952)                --             2,541                 --              1,589
   Payment of obligations                          --             (8,706)              (58)                --             (8,764)
   Recapitalization
     expenditures                               7,867                 --                --                 --              7,867
   Stock transactions                             (58)                --                --                 --                (58)
   Other                                           --                 --                --                 --                 --
   Net change in intercompany
     balances                                  (4,881)             4,881                --                 --                 --
                                             --------           --------           -------           --------           --------

Net cash provided by financing
     activities                                 1,976             (3,825)            2,483                 --                634
                                             --------           --------           -------           --------           --------

Net increase in cash                            1,976             (1,547)              499                 --                928
Effect of exchange rate changes
     on cash                                       --                456              (419)                --                 37
Cash, beginning of period                          --               (720)              805                 --                 85
                                             --------           --------           -------           --------           --------

Cash, end of period                          $  1,976           $ (1,811)          $   885           $     --           $  1,050
                                             ========           ========           =======           ========           ========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1998


                                                               GUARANTOR       NON-GUARANTOR
                                             PARENT          SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                           ---------         ------------      -------------       ------------       ------------
Cash provided by (used for)
 operating activities:
   Net income (loss)                       $ (10,091)          $ (2,162)          $    943           $ 1,145           $ (10,165)
   Adjustments for non-cash
     charges                                  10,091             16,208              3,647                --              29,946
   Changes in assets and
     liabilities                                  --             (2,250)               210            (1,145)             (3,185)
                                           ---------           --------           --------           -------           ---------
Net cash provided by
     (used for) operating
     activities                                   --             11,796              4,800                --              16,596
                                           ---------           --------           --------           -------           ---------
Investing activities:
   Acquisition of subsidiary                (264,016)                --                 --                --            (264,016)
   Capital expenditures                           --            (21,631)            (8,134)               --             (29,765)
   Proceeds from asset
     dispositions                                 --              4,026                480                --               4,506
   Other                                          --                 --                 --                --                  --
                                           ---------           --------           --------           -------           ---------
Net cash used for investing
     activities                             (264,016)           (17,605)            (7,654)               --            (289,275)
                                           ---------           --------           --------           -------           ---------
Financing activities:
   Proceeds from issuance of
     long-term debt
     and capital leases                      433,000                 --              9,807                --             442,807
   Payment of obligations                         --            (45,279)           (11,898)               --             (57,177)
   Recapitalization
     expenditures                           (188,324)                --                (55)               --            (188,379)
   Issuance of common stock - net             74,323                 --                 --                --              74,323
   Other                                          --               (161)                --                --                (161)
   Net change in intercompany
     balances                                (54,983)            49,825              5,158                --                  --
                                           ---------           --------           --------           -------           ---------
Net cash provided by financing
     activities                              264,016              4,385              3,012                --             271,413
                                           ---------           --------           --------           -------           ---------

Net increase in cash                              --             (1,424)               158                --              (1,266)
Effect of exchange rate changes
     on cash                                      --                 --                (26)               --                 (26)
Cash, beginning of period                         --                703                674                --               1,377
                                           ---------           --------           --------           -------           ---------

Cash, end of period                        $      --           $   (721)          $    806           $    --           $      85
                                           =========           ========           ========           =======           =========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1997

                                                             GUARANTOR         NON-GUARANTOR
                                             PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                           ---------        ------------       -------------     ------------       ------------
Cash provided by (used for)
 operating activities:
   Net income (loss)                       $ 10,483           $ 10,225           $    258           $(10,483)          $ 10,483
   Adjustments for non-cash
     charges                                (10,483)            17,912              2,725             10,483             20,637
   Changes in assets and
     liabilities                                 --             (1,743)             2,288              3,364              3,909
                                           --------           --------           --------           --------           --------
Net cash provided by
     (used for) operating
     activities                                  --             26,394              5,271              3,364             35,029
                                           --------           --------           --------           --------           --------
Investing activities:
   Capital expenditures                          --            (23,043)           (12,078)                --            (35,121)
   Proceeds from asset
     dispositions                                --                800              1,341                 --              2,141
   Other                                         --                142                (49)                --                 93
                                           --------           --------           --------           --------           --------

Net cash used for investing activities           --            (22,101)           (10,786)                --            (32,887)
                                           --------           --------           --------           --------           --------

Financing activities:
   Proceeds from issuance of
     long-term debt and
     capital leases                              --                 --              4,345                 --              4,345
   Payment of obligations                        --             (3,948)            (2,421)               201             (6,168)
   Issuance of common stock - net               320                 --              3,545             (3,545)               320
   Net change in intercompany
     balances                                  (320)               320                 --                 --                 --
                                           --------           --------           --------           --------           --------

Net cash provided by financing
     activities                                  --             (3,628)             5,469             (3,344)            (1,503)
                                           --------           --------           --------           --------           --------

Net increase in cash                             --                665                (46)                20                639
Effect of exchange rate changes
     on cash                                     --                 --                 63                (20)                43
Cash, beginning of period                        --                 38                657                 --                695
                                           --------           --------           --------           --------           --------

Cash, end of period                        $     --           $    703           $    674           $     --           $  1,377
                                           ========           ========           ========           ========           ========


Exhibit No.                Description
-----------                -----------
2.1    --  Agreement and Plan of Merger, dated as of February 10, 1998, by and among QDI and sombrero Acquisition Corp.*

2.2    --  Agreement and plan of Merger, dated as of June 9, 1998, b6 and among Palestra Acquisition Corp., CLC and the shareholders of CLC.*

2.3    --  Amendment No. 1 to the Agreement and Plan of merger, dated as of
           July 27, 1998, by and among Palestra Acquisition Corp., CLC and the shareholders of CLC.*

2.4    --  Amendment No. 2 to the Agreement and Plan of Merger, dated as of
           August 25, 1998, by and among Palestra Acquisition Corp., CLC and the shareholders of CLC.*

3.1    --  Articles of Incorporation of QDI. *

3.2    --  Bylaws of QDI. *

4.1    --  Credit Agreement, dated as of June 9, 1998 and amended and restated as of August 28, 1998, between QDI, Levy Transport, Ltd., the lenders party thereto and Credit Suisse First Boston Corporation, as administrative agent. *

4.2    --  Indenture, dated as of June 9, 1998, by and among QDI, the
           Guarantors and United States Trust Company of New York, as trustee
           (including form of 10% Senior Subordinated Notes due 2006 and form of Floating Interest Rate Subordinated Term Securities due 2006). *

4.3    --  First Supplemental Indenture, dated as of August 28, 1998, by and among QDI, CLC and its subsidiaries as Guarantors, to the indenture dated as of June 9, 1998. *

4.4    --  Articles of Amendment for 13.75% Senior Exchangeable Preferred Stock. *

4.5    --  Articles of Amendment for 8% Redeemable Preferred Stock. *

4.6    --  Exchange Indenture re: 13.75% Senior Exchangeable Preferred Stock. *

4.7    --  Indenture, dated as of June 16, 1997 between CLC and First Union bank, as Trustee. *

4.8    --  First Supplemental Indenture, dated as of August 12, 1998, between
           CLC and First Union National bank to the indenture dated as of June
           16, 1997. *

4.9    --  Form of 10% Senior Subordinated Notes due 2006 (filed as part of
           Exhibit 4.2). *

4.10   --  Form of Floating Interest Rate Subordinated Term Securities due 2006
           (filed as part of Exhibit 4.2). *

4.11   --  Registration Rights Agreement, dated as of June 9, 1998, by and among
           QDI, the Guarantors and BT Alex. Brown Incorporated, Credit Suisse
           First Boston Corporation and Salomon Brothers Inc.*

10.1   --  QDI 1998 Employee Stock option Plan. *

10.2   --  Employment Agreement, dated as if February 10, 1998, by and between Charles J. O'Brien and Montgomery Tank Lines, Inc.*

10.3   --  Supplemental Letter dated as of February 10, 1998 to Employment
           Agreement between Charles J. O'Brien and Montgomery Tank Lines, Inc.*

10.4   --  Employment Agreement, dated as of February 10, 1998, by and between
           Richard J. Brandewie and Montgomery Tank Lines, Inc.*



10.5   --  Employment Agreement, dated as of February 10, 1998, by and between Marvin Sexton and Montgomery Tank Lines, Inc.*

10.6   --  Consulting Agreement between Montgomery Tank Lines and Elton E.
           Babbit, dated February 10, 1998. *

10.7   --  Shareholders' Agreement by and between Elton E. Babbit, Charles J.
           O'Brien, Jr., Richard J. Brandewie, Marvin E. Sexton and Apollo, dated as of February 10, 1998. *

10.8   --  Non-Competition Agreement with Elton E. Babbit, dated as of February
           10, 1998. *

10.9   --  Non-Competition Agreement with Gordon Babbit, dated as of February 10,
           1998. *

10.10  --  Management Agreement between Apollo and QDI dated as of February 10,
           1998. *

10.11  --  Marvin Sexton Limited Recourse Secured Promissory Note, dated as if
           June 9, 1998.*

21.1   --  LIST OF THE SUBSIDIARIES OF QDI AS OF DECEMBER 31, 1998*

27     --  Financial Data Schedule (for SEC use only)

---------------

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


                                                /s/ Charles J. O'Brien, Jr.
                                                    ------------------------
                                                    Charles J. O'Brien, Jr.
                                                    Chairman of the Board,


Date: March 30, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                 Signature                                    Title
March 30, 2000       /s/ Thomas L. Finkbiner                      President, and Chief Executive
                     --------------------------------             Officer
                     Thomas L. Finkbiner                          (Principal Executive Officer)


March 30, 2000       /s/ Richard J. Brandewie                     Senior Vice President, Treasurer
                     --------------------------------             and Chief Financial Officer
                     Richard J. Brandewie                         (Principal Financial and Accounting
                                                                  Officer)


March 30, 2000       /s/ Charles J. O'Brien                       Chairman of the Board
                     --------------------------------
                     Charles J. O'Brien


March 30, 2000       /s/ Marvin E. Sexton                         Director
                     --------------------------------
                     Marvin E. Sexton


March 30, 2000       /s/ Joshua J. Harris                         Director
                     --------------------------------
                     Joshua J. Harris


March 30, 2000       /s/                                          Director
                     --------------------------------
                     Michael D. Weiner


March 30, 2000       /s/                                          Director
                     --------------------------------
                     Robert A. Katz


March 30, 2000       /s/                                          Director
                     --------------------------------
                     Marc J. Rowan


March 30, 2000       /s/                                          Director
                     --------------------------------
                     John H. Kissick


March 30, 2000       /s/ Philip J. Ringo                          Director
                     --------------------------------
                     Philip J. Ringo


March 30, 2000       /s/ Marc Becker                              Director
                     --------------------------------
                     Marc Becker


March 30, 2000       /s/ Don Orris                                Director
                     --------------------------------
                     Don Orris

SUPPLEMENT INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

         No annual report to security holders covering Registrant's last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders during the 1999 fiscal year.