Form 10-Q
period 2000-03-31
QUALITY DISTRIBUTION INC
filed 2000-05-11
CIK 922863

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934.

For the quarterly period ended             MARCH 31, 2000
                              -----------------------------------------------
                                             or
{   }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ----------------------

Commission File Number:             0-24180
                       -------------------------------------------------------

                            Quality Distribution,Inc.
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

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at MARCH 31, 2000
------------------------------              ----------------------------------
(Common Stock, $.01 par value)                          2,013,649

                  QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

                                    INDEX


Part I  Financial Information                                    Page No.

        Item 1     Financial Statements

        Condensed consolidated balance sheets -
        March 31, 2000 (unaudited) and December 31, 1999           3-4
        Condensed consolidated statements of operations -
        three months ended March 31, 2000 and 1999 (unaudited)       5

        Condensed consolidated statements of cash flows -
        three months ended March 31, 2000 and 1999 (unaudited)       6

        Notes to condensed consolidated financial
        statements                                                 7-20

        Item 2     Management's Discussion and Analysis
                   Of Financial Condition and Results
                   of Operations

        Management's discussion and analysis of financial
        condition and results of operations                        21-23

Part II  Other Information

        Item 1     Legal proceedings                                 24

        Item 4     Submission of matters to a vote of
                   security holders                                  24

        Item 6     Exhibits

                   Reports on Form 8-K                               24

                   Signatures                                        25

                                  FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                 QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                  March 31,       December 31,
                                                    2000             1999
                                                (Unaudited)            *
                                                -----------       ------------
ASSETS
Current Assets
 Cash                                           $    176         $   1,050
 Accounts receivable                             117,514           122,538
 Allowance for doubtful accounts                  (6,654)           (6,438)
 Current maturities of other receivables           2,237             2,159
 Inventories                                       1,726             1,763
 Prepaid expenses                                 12,077            11,053
 Prepaid tires                                     9,303             9,279
 Income tax receivable                               354               354
 Deferred income taxes                            15,198            15,214
 Other                                               709               689
                                                ---------        ---------
     Total Current assets                        152,640           157,661
Property, plant and equipment                    320,447           317,652
 Less - accumulated depreciation and
  amortization                                  (134,843)         (128,895)
                                                ---------        ----------
                                                 185,604           188,757

Intangibles and goodwill, net                    157,248           158,414
Insurance proceeds receivable                        850            11,403
Other Assets                                      24,714            26,006
                                                --------          ---------
                                                $521,056          $542,241
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

                                    FORM 10-Q
                        PART 1  - FINANCIAL INFORMATION
                  QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                     (continued)

                                                   March 31,     December 31,
                                                     2000           1999
                                                  (Unaudited)        *
                                                  ----------      ----------
Current Liabilities
 Current maturities of indebtedness              $  9,792         $ 18,026
 Accounts payable and accrued expenses             65,749           72,424
 Independent contractors payable                    8,939            8,191
 Other current liabilities                          3,715            4,697
 Income tax payable                                   957              854
                                                  -------          -------
     Total Current liabilities                     89,152          104,192

Long term debt, less current maturities           275,443          275,967
Capital lease obligations, less current
  maturities                                            8              163
Subordinated debt                                 140,000          140,000
Environmental liabilities                          44,577           49,346
Other long term obligations                        15,250           15,870
Accrued loss and damage claims                      3,393            3,395

Minority interest in subsidiaries                   4,434            4,434
Manditorily redeemable preferred stock             12,799           12,437
Redeemable common stock (30,239 shares)             1,210            1,210

Stockholders' equity (deficit)
  Common stock                                         20               20
  Additional paid-in-capital                      105,113          104,915
  Retained earnings                                20,744           21,320
  Stock recapitalization                         (189,589)        (189,589)
  Foreign currency translation                       (236)            (177)
  Note receivable                                  (1,262)          (1,262)
                                                 ---------        ---------
  Total stockholders' equity (deficit)            (65,210)         (64,773)
                                                 ---------        --------
                                                 $521,056         $542,241
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

                                    FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                 QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (In thousands, except per share data)


                               Three months ended
                                   March 31,
                               2000        1999
                             -------      --------
Operating Revenues
Transportation               $132,502     $128,854
Other                          16,070       15,659
                             --------     --------
                              148,572      144,513

Operating Expenses
Purchased transportation       83,208       78,834
Depreciation and amortization   9,297       16,109
Other operating expenses       46,350       45,500
                             ---------    --------
 Operating income               9,717        4,070
Interest expense, net          10,174        9,770
Other (income) expense            (25)         (35)
                             ---------    ---------
 Income (loss) before taxes      (432)      (5,665)
Income tax benefit               (293)      (2,101)
Minority interest                  75            5
                              ---------   ---------
Net income (loss)             $  (214)     $(3,569)

Preferred stock dividends
 and accretions                  (362)        (401)
                              --------    ---------
Net income (loss) attributable
 to common shareholders       $  (576)     $(3,970)
                              =========    ========

Per Share Data:

Basic and diluted earnings
 (loss) per common  share      $(0.29)     $(1.98)
                               =======     =======
 Weighted average share
   Outstanding                  2,014       2,005
                               =======     =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   FORM 10-Q
                          PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited) - (In thousands)

                                                Three months ended March 31,
                                                 2000              1999
                                               -------            ------
Cash provided by (used for)
Operating activities:
      Net income (loss)                      $    (214)          $( 3,569)
      Adjustments for non cash charges           9,261             14,311
      Changes in assets and liabilities          3,787              2,146
                                               --------           ---------
      Net cash provided by operating
        activities                              12,834             12,888

Investing activities:
      Capital expenditures                      (5,914)            (4,499)
      Proceeds from asset dispositions             992              1,184
      Other                                         -                 (13)
                                               --------            --------
      Net cash used for
        investing activities                    (4,922)            (3,328)

Financing activities:
      Payment of debt obligation                (8,913)            (8,851)
      Issuance of common stock                     200                456
      Other                                          -                (77)
                                                --------            --------
      Net cash used in
        financing activities                    (8,713)            (8,472)
                                                --------           ---------
Net Increase (decrease) in cash                   (801)             1,088
Effect of exchange rate changes on cash            (73)               (13)
Cash, beginning of period                        1,050                 85
                                               ---------           ---------
Cash, end of period                           $    176            $  1,160
                                                ========           =========
Cash payments (refunds received) for:
      Interest                                 $ 13,579            $  6,598
      Income taxes                             $    275            $   (749)
Non cash financing activities:
 Preferred Stock Accretion                     $    362            $    401







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

               QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

            Notes to Condensed Consolidated Financial Statements

                                (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed, consolidated financial statements of Quality Distribution, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in the fiscal 1999 statements to conform to the 2000 presentation.

For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-K dated March 30, 2000.

Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.


2. CHEMICAL LEAMAN ACQUISITION:

On August 28, 1998, the Company completed its agreement and plan of merger with Chemical Leaman Corporation ("CLC") and the shareholders of CLC in a transaction accounted for as a purchase.

On February 3, 1999 the Company entered into a settlement agreement with the former shareholders of CLC regarding the remaining consideration owed in the CLC acquisition. The agreement called for a payment of $3 million of restricted cash to the former shareholders as a settlement of final payment of amounts owed under the merger agreement and a cancellation of the 5,000 preferred shares issued in connection with the acquisition. This agreement resulted in the recording of additional goodwill of approximatley $3 million.


3. COMPREHENSIVE INCOME:

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

                                   FORM 10 - Q
                          ITEM 1 - Financial Statements
                    QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                           (Unaudited)-(continued)

                                        Three Months Ended
                                            March 31,
                                         2000     1999
                                       -------  --------
Net income (loss)                      $  (214) $(3,569)
Other comprehensive income, net of tax:
Foreign currency translation adjustments   (59)     235
                                       -------- --------
  Comprehensive income (loss)          $  (273) $(3,334)
                                       ======== ========


4. DERIVATIVES:

The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and foreign exchange rates.
The instruments primarily used to mitigate these risks are interest rate swaps and foreign exchange contracts. All derivative instruments held by the Company are designed as hedges and accordingly, the gains and losses from changes in derivative fair values are deferred. Gains and losses upon settle-ment are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. The Company is exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions; and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold nor issue interest rate swaps or foreign exchange contracts for trading purposes.

The Financial Accounting Standards Board ("FASB") issued FAS 133," Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year beginning in 2001 (as extended by FAS 137). This Statement requires that derivative instruments be recognized as assets or liabilities and measured at fair value. The Company does not anticipate a material effect upon adoption of this standard.

The Company currently has appproximately $325 million of variable interest debt. The Company has entered into interest rate swap agreements designed as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At March 31, 2000 the Company had interest rate swaps with a notional amount of $100 million. The notional amounts do not represent a measure of exposure of the Company. The Company will pay counterparties interest at a fixed rate ranging from 5.41% to 5.48%, and the counter parties will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at March 31, 2000 was 6.11%. These agreements mature and renew every three months and expire on

                                  FORM 10 - Q

                         Item 1 - Financial Statements

                QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                          (Unaudited) - (continued)

September 2, 2001. A 10% fluctuation in interest rates would have a $1.9 million impact, net of interest rate swap agreements, on future earnings.

The Company has entered into short-term foreign currency agreements to exchange US dollars (US $3,150) for Canadian dollars (CN $4,611). The purpose of these agreements are to hedge against fluctuations in foreign currency exchange rates. The Company is required to make US dollar payments at fixed exchange rates ranging from 1.4547 to 1.4700, and as such, the market risk based upon a 10% fluctuation in the exchange rate in immaterial.

5. ENVIRONMENTAL MATTERS:

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

The Company's wholly-owned subsidiary, EnviroPower, Inc., is staffed with environmental experts who manage the Company's environmental exposure relating to historical operations and develop policies and procedures, including periodic audits of the Company's terminals and tank cleaning facilities, in order to minimize the existence of circumstances that could

                                 Form 10-Q
                         Item 1 - Financial Statements
                    QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                            (unaudited) - (continued)

lead to future environmental exposure. EnviroPower is also the Company's principal interface with the U.S. Environmental Protection Agency ("EPA") and various state environmental agencies.

As a handler of hazardous substances, the Company is potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances either under CERCLA or comparable state laws. From time to time, the Company has incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at its facilities and, notwithstanding the existence of its environmental management program, the Company cannot assure that such obligations will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on the Company's financial condition or results of operations or its business reputation. As the result of environmental studies conducted at its facilities in conjunction with its environmental management program, the Company has identified environmental contamination at certain of such sites which will require remediation.

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

In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site at a cost estimated by the EPA to be approximately $7 million. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA's wetlands remedy. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. CLC has finalized a consent decree with the state and federal trustees that will resolve the natural resource damages claims. CLC has also entered an agreement in principle to reimburse

                                Form 10-Q
                      Item 1 - Financial Statements
                QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                      (Unaudited) - (continued)
the EPA's past costs in investigating and overseeing activities at the site over a three year period for which the Company has established reserves. In addition, the EPA has investigated contamination in site soils. No decision has been made as to the extent of soil remediation to be required, if any.

CLC initiated litigation against its insurers to recover its costs in connection with environmental cleanups at its sites. In a case captioned Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et al.,
Civil Action No. 89-1543 (SSB) (D.N.J.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at the Bridgeport site. In a case captioned The Aetna
Casualty and Surety Company v. Chemical Leaman Tank Lines, Inc., et al., Civil Action No. 94-CV-6133 (E.D. Pa.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at its other sites. In an agreement dated as of November 18, 1999, Chemical Leaman favorably resolved these outstanding insurance claims resulting in a net recovery of approximately $30 million of which $11.5 million was received during the first quarter of 2000.

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

Other Environmental Matters. CLC has been named as PRP under CERCLA and similar state laws at approximately 40 former waste treatment and/or disposal sites including the Helen Kramer Landfill Site where CLC recently settled its liability. In general, CLC is among several PRP's named at these sites. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York and its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. The Company has also favorably settled a toxic tort claim brought against it and several co-defendants by an uncertified class of Texas claimants. As a result of its acquisition of CLC, the Company identified other owned or formerly owned properties that may require investigation and/or remediation, including properties subject to the New

                               Form 10-Q
                        Item 1 - Financial Statements
                     QUALITY CARRIERS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                         (Unaudited) - (continued)



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

The Company has not presented separate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the Notes.

The following condensed consolidating financial information presents:

1. Balance Sheets as of March 31, 2000 and December 31,1999.

2. Statements of Operations for the three months ended March 31,2000 and 1999.

3. Statements of Cash Flows for the three months ended March 31,2000 and 1999.

4. The parent company and combined guarantor subsidiaries.

5. Elimination entries necessary to consolidate the parent company and all its subsidiaries.

                                  FORM 10-Q
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATING BALANCE SHEET
                               MARCH 31, 2000
                                 (Unaudited)
                               (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                             Parent     Subs     tor Subs   Elim's    idated
                           ---------  --------  --------   -------  --------
ASSETS
Current Assets
 Cash and cash equivalents $   -      $   (211)    $  387 $     -    $    176
 Accounts receivable, net      -       105,700      5,160       -     110,860
 Inventories                   -         1,482        244        -      1,726
 Prepaid expenses and
  other current assets         -        38,288      1,590       -      39,878
                            --------  --------   --------  -------- ---------
     Total Current assets       -      145,259      7,381       -     152,640


 Property and equipment,net     -      163,125     22,479       -     185,604
 Intangibles & goodwill,net     -      156,227      1,021       -     157,248
 Insurance proceeds receivable  -          850          -        -        850
 Other assets                100,000    24,479        235  (100,000)   24,714
 Investment in Subsidiaries  267,206       -           -   (267,206)      -
                            ---------  --------  --------   --------  -------
                            $367,206  $489,940    $31,116 $(367,206) $521,056
                            ========  =========  ========  ========= =========

                                  FORM 10-Q
                  QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                            CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000
                    (Unaudited) -  (In thousands, continued)

                                      Guarantor   Non-Guaran-         Consol-
                             Parent     Subs      tor Subs    Elim's   idated
                            ---------  ---------- ---------  -------  -------
Current Liabilities
 Current maturities of
  indebtedness              $ 9,792  $      -      $   -       _    $  9,792
 Accounts payable and
  accrued expenses              -       61,465      4,284      -      65,749
 Independent contractors
  payable                       -        8,824        115      -       8,939
 Other current liabilities      -        2,722        993      -       3,715
 Income tax payable             -          369        588      -         957
                             ---------  --------  --------  -------   -------
  Total Current liabilities    9,792    73,380      5,980      -      89,152
Bank debt, less
 current maturities          268,615        -       6,828      -     275,443
Capital lease obligations,
 less current maturities        -            8        -        -           8
Subordinated debt            140,000   100,000        -    (100,000) 140,000
Environmental liabilities       -       44,577        -        -      44,577
Other long term liabilities     -       15,250        -        -      15,250
Deferred income taxes           -       (2,287)     2,287      -         -
Accrued loss and damage claims  -        3,393       -         -       3,393
Minority interest in subs       -        4,434       -         -       4,434
Mandatorily redeemable
 preferred stock              12,799       -         -         -      12,799
Redeemable common stock        1,210       -         -         -       1,210
Stockholders' equity
 Common stock and
  Additional paid-in-capital 105,133   200,128    15,082 (215,210)   105,133
  Retained earnings           20,744    51,057     1,244  (52,301)    20,744
  Stock recapitalization    (189,589)      -         (55)      55   (189,589)
  Other stockholders' equity    (236)      -        (250)     250       (236)
  Note receivable             (1,262)      -          -        -      (1,262)
                             --------  --------  --------- --------  --------
  Total stockholders'
   equity or (deficit)       (65,210)  251,185    16,021  (267,206)  (65,210)
                             -------- ---------  -------- --------  --------
                            $367,206  $489,940   $31,116 ($367,206) $521,056
                            ========  ========   ======== ========= ========

* Condensed from audited financial statements.

                                  FORM 10-Q
                 QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATING BALANCE SHEET
                               DECEMBER  31, 1999
                                 (Unaudited)
                               (In thousands)

                                      Guarantor  Non-Guaran-         Consol-
                             Parent     Subs     tor Subs   Elim's    idated
                           ---------  --------  ---------  -------  ---------
ASSETS
Current Assets
 Cash and cash equivalents $   -      $    165   $     885  $  -    $   1,050
 Accounts receivable, net      -       108,027       8,073     -      116,100
 Inventories                   -         1,547         216     -        1,763
 Prepaid expenses and
  other current assets         -        37,866         882     -       38,748
                            --------  --------    --------  -------- ---------
     Total Current assets       -      147,605      10,056     -      157,661


 Property and equipment,net     -      165,781      22,976       -    188,757
 Intangibles & goodwill,net     -      157,363       1,051       -    158,414
 Insurance proceeds receivable  -       11,403         -        -      11,403
 Other assets                100,000    25,769         237 (100,000)   26,006
 Investment in Subsidiaries  271,767       -           -   (271,767)      -
                            ---------  --------  --------   --------  -------
                            $371,767  $507,921    $34,320 $(371,767) $542,241
                            ========  =========   =======  ========= ========

                                   FORM 10-Q
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                            CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                       (Unaudited, in thousands, continued)

                                      Guarantor   Non-Guaran-         Consol-
                             Parent     Subs      tor Subs    Elim's   idated
                            ---------  ---------- ---------  -------  -------
Current Liabilities
 Current maturities of
  indebtedness               $18,026  $    -    $       -      _     $ 18,026
 Accounts payable and
  accrued expenses              -       68,169      4,255      -       72,424
 Independent contractors
  payable                       -        8,092         99      -        8,191
 Other current liabilities      -        4,697        -        -        4,697
 Income tax payable             -          334        520      -          854
                             ---------  --------  --------  -------   -------
  Total Current liabilities   18,026    81,292      4,874      -      104,192
Bank debt, less
 current maturities          264,867       -       11,100      -      275,967
Capital lease obligations,
 less current maturities         -         163         -        -         163
Subordinated debt           140,000    100,000         -   (100,000)  140,000
Environmental liabilities       -       49,346         -        -      49,346
Other long term liabilities     -       15,870         -        -      15,870
Deferred income taxes           -       (2,334)     2,334       -        -          -
Accrued loss and damage claims  -        3,395         -        -       3,395
Minority interest in subs       -        4,434         -        -       4,434
Mandatorily redeemable
 preferred stock              12,437      -           -         -      12,437
Redeemable common stock        1,210      -           -         -       1,210
Stockholders' equity
 Common stock and
  Additional paid-in-capital 104,935   200,545     15,081 (215,626)   104,935
  Retained earnings           21,320    55,210      1,174  (56,384)    21,320
  Stock recapitalization    (189,589)                 (55)      55   (189,589)
 Other stockholders' equity     (177)       -        (188)     188       (177)
  Note receivable             (1,262)       -          -        -      (1,262)
                             --------  --------   --------- -------- -------
  Total stockholders'
   equity or (deficit)       (64,773)   255,755    16,012  (271,767)  (64,773)
                             -------    -------   --------  --------  -------
                            $371,767   $507,921   $34,320 ($371,767) $542,241
                             =======   ========   ======= =========  ========

* Condensed from audited financial statements.

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION,INC.AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                    THREE MONTHS ENDED MARCH 31, 2000
              (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -     $125,247   $  7,255       -    $132,502
Other                           -       15,896        174       -      16,070
                            --------  --------   --------   --------  -------
                                -      141,143      7,429       -     148,572
Operating Expenses
Purchased transportation        -       82,353        855       -      83,208
Depreciation and amortization   -        8,329        968       -       9,297
Other operating expenses        -       41,097      5,253       -      46,350
                           ---------  --------    --------  --------  -------
 Operating income (loss)        -        9,364        353       -       9,717
Interest expense, net        9,928          -         246       -      10,174
Other (income) expense          -          (25)        -        -         (25)
Equity in earnings (loss)
 of Subsidiaries             5,534         -           -     (5,534)     -
                           ---------  ---------   --------  ---------  ------
 Income (loss) before taxes (4,394)      9,389        107    (5,534)     (432)
Income taxes                (4,180)      3,849         38        -       (293)
Minority interest              -            75                    -        75
                           ---------   ---------  --------  --------   ------
Net income (loss)         $   (214)    $ 5,465     $   69  $ (5,534) $   (214)
                           =========    =========  =======  ========  =======

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION,INC.AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED MARCH 31, 1999
                (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -     $122,685   $  6,169       -    $128,854
Other                           -       15,323        336       -      15,659
                            --------  --------   --------   --------  -------
                                -      138,008      6,505       -     144,513
Operating Expenses
Purchased transportation        -       78,162        672       -      78,834
Depreciation and amortization   -       15,203        906       -      16,109
Other operating expenses        -       41,128      4,372       -      45,500
                           ---------  --------    --------  --------  -------
 Operating income (loss)        -        3,515        555       -       4,070
Interest expense, net         9,620         -         150       -       9,770
Other expense                   -          (35)        -       -          (35)
Equity in earnings (loss)
 of Subsidiaries              2,336         -          -      (2,336)      -
                           ---------  ---------   --------   ---------  ------
 Income (loss) before taxes  (7,284)      3,550       405     (2,336)  (5,665)
Income taxes                 (3,716)      1,456       159        -     (2,101)
Minority Interest                -            5        -         -          5
                           ---------   ---------  --------   --------   ------
Net income (loss)            (3,569)      2,090       246     (2,336)  (3,569)
                             =======     =======     =====    =======  ======

                                    FORM 10-Q
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2000(Unaudited) - (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                               Parent    Subs     tor Subs   Elim's    idated
                              -------  --------- ----------  ------- ----------
Cash provided by (used for)
Operating activities:
Net income (loss)            $  (214) $ 5,465     $    69   $(5,534) $   (214)
Adjustments for non
 cash charges                    214    8,122         925               9,261
Changes in assets/liabilities    -     (5,056)      3,309     5,534     3,787
                            -------- ---------  ---------  --------  --------
 Net cash provided by
  operating activities           -      8,531       4,303        -     12,834
Investing activities:
 Capital expenditures            -     (5,232)       (682)       -     (5,914)
 Proceeds from asset
   dispositions                  -        867         125        -        992
 Other                           -         -          -          -         -
                             -------- ---------   ---------  -------- -------
  Net cash provided by (used
   for)investing activities      -     (4,365)        (557)       -    (4,922)
Financing activities:
 Proceeds from issuance of
  long term debt                 -         -           -         -        -
 Payment of obligations       (4,716)      -       (4,197)       -     (8,913)
 Issuance of common stock        200       -           -         -        200
 Issuance of preferred stock               -           -         -        -
 Recapitalization expenditures    -        -           -         -        -
 Other                            -        -           -         -         -
 Net change in intercompany
  balances                     4,516   (4,516)
                            --------  ----------   ---------- ------- --------
  Net cash provided by
   financing activities          -     (4,516)      (4,197)       -    (8,713)
                            --------  ----------   ---------- -------  -------
Net increase (decrease) in
   cash                          -       (350)        (451)        -     (801)
Effect of exchange rate
 changes on cash                 -         -           (73)       -       (73)
Cash, beginning of period        -        138          912        -     1,050
                            ---------  ---------     --------- ------- -------
Cash, end of period              -     $ (212)   $     387        -   $   176
                            =========  =========    ========== ======= =======

                                     FORM 10-Q
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      QUALITY CARRIERS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED MARCH 31,1999 (Unaudited) - (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                               Parent    Subs     tor Subs   Elim's    idated
                              -------  --------- ----------  ------- ----------
Cash provided by (used for)
Operating activities:
Net income (loss)            $(3,569) $ 2,090     $   246   ($2,336)  $(3,569)
Adjustments for non
 cash charges                  3,569    9,735       1,007       -      14,311
Changes in assets/liabilities    -          9        (198)    2,336     2,146
                             -------- ---------  ---------  --------  --------
 Net cash provided by
  operating activities           -     11,833       1,055       -      12,888
Investing activities:
 Acquisition of subsidiary       -         -           -         -         -
 Capital expenditures            -     (3,595)       (904)       -     (4,499)
 Proceeds from asset
   dispositions                  -      1,035         149        -      1,184
 Other                           -        (13)          -        -        (13)
                             -------- ---------   ---------  -------- -------
  Net cash used for investing
        activities               -     (2,573)       (755)       -     (3,328)
Financing activities:
 Proceeds from issuance of
  long term debt                 -         -           -         -         -
 Payment of obligations          -     (8,851)         -         -     (8,851)
 Issuance of common stock       456        -           -         -        456
 Issuance of preferred stock     -         -           -          -        -
 Recapitalization expenditures
 Other                                    186        (263)        -       (77)
 Net change in intercompany
  balances                     (456)      456
                            --------  ----------   ---------- ------- ------
  Net cash provided by
   financing activities          -     (8,209)       (263)       -     (8,472)
                            --------  ----------   ---------- -------  ------
Net increase (decrease) in
   cash                          -      1,051          37        -      1,088
Effect of exchange rate
 changes on cash                 -         -          (13)        -       (13)
Cash, beginning of period        -       (721)        806         -        85
                            ---------  ---------     --------- ------- ------
Cash, end of period              -    $   330      $  830        -     $1,160
                            =========  =========    ========= ======= =======


                                 FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

                    QUALITY DISTRIBUITION, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

            FIRST QUARTER 2000 COMPARED TO THE FIRST QUARTER 1999



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

For the quarter ended March 31, 2000, revenues totaled $148.6 million, a 2.8% increase over revenues of $144.5 million for the same period in 1999. This increase is due primarily to $3.1 million resulting from the contractual implementation of fuel surcharges on transportation revenue and increased transportation revenue for dry bulk products.

For the quarter ended March 31, 2000, operating income totaled $9.7 million, representing a 138.7 % increase compared to $4.1 million for the same period in 1999. This increase is primarily due to a $5.9 million charge to depreciation and amortization attributable to the reduction in the useful life of acquired computer software made in 1999. Without this charge operating income would have been $10.0 million in 1999.

The operating ratio for the quarter ended March 31, 2000 was 93.5% compared to 97.2% for the same period in 1999.

Net interest expense increased by $0.4 million to $10.2 million in the quarter ended March 31 2000, from $9.8 million in the quarter ended March 31, 1999. This increase is the result of higher interest rates on the variable interest portion of the Company's debt.

The pretax loss for the quarter ended March 31, 2000 totaled $0.4 million compared to $5.7 million loss for the same period in 1999.

The effective tax rate increased from 37% to 67% of pretax income or loss due to the relative impact of non-deductable items on the different loss amounts.

For the quarter ended March 31,2000, the Company's net loss, was $0.2 million compared with $3.6 million loss for the same period last year.

Basic weighted average shares outstanding increased slightly from 2,005,000 in the first quarter of 1999 to 2,013,649 in the first quarter of 2000.
As of March 31, 2000, a total of 2,013,649 shares were outstanding.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

                QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES




Liquidity and Capital Resources



The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions.

Net cash provided by operating activities totaled $12.8 million for the three months ended March 31, 2000, versus $12.9 million for the same period in 1999.

Cash used by investing activities totaled $4.9 million for the three month period ended March 31, 2000, compared to $3.3 million used for the comparable 1999 period. This increase was the result of increased capital expenditures in the first quarter of 2000. Capital was used primarily to acquire additional revenue equipment to expand the Company's operations.

Cash used in financing activities totaled $8.7 million during the three month period ended March 31, 2000, compared to $8.5 million used in the the comparable period in 1999. This difference is primarily due to the increased payment of debt obligations in 2000 and the reduced proceeds from issuance of stock.

The Company has a $285,000,000 credit facility with a group of banks maturing at various times from June of 2004 to 2006. Additionally, the Company has a revolving credit facility in the amount of $75.0 million until June 9, 2004. As of March 31, 2000, the Company has available $59.3 million under this revolving credit facility. The Company also has $100.0 million in 10% senior subordinated notes due in 2006 and $40.0 million in floating interest rate subordinated term securities also due in 2006.

The Company's management believes that borrowings under the line of credit, together with available cash and internally generated funds, will be sufficient to fund QDI's continued growth and meet its working capital requirements for the foreseeable future.


Year 2000

The Company's business operations have not been materially impacted by year 2000 matters. The Company will continue to monitor it's operations for possible year 2000 information processing issues.

                                FORM 10 -Q

                       PART 1 - FINANCIAL INFORMATION



Forward Looking Statements And Risk Factors

Some of the statements contained in this report discuss future expectations and contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements.
Please see the risk factors set forth in the Company's 1999 Form 10-K which identify important risk factors such as the Company's high leverage, dependence on affililiates and owner-operators, environmental risks and claims exposure.

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

                                   FORM 10-Q

                          PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings

     Reference is made to Item 3 on page 11 of the Company's Form 10-K for the year ended December 31, 1999. There have been no material changes in the Company's legal proceedings since this filing.

ITEM 4.    Submission of Matters to a Vote of Security Holders
           None

ITEM 6.  (a) Exhibits:  27 Financial Data Schedule (for SEC use only)


         (b) Reports on Form 8-K: None

                                  Signatures






                                           QUALITY DISTRIBUTION, INC.
                                 -------------------------------------------


MAY 11, 2000                               /S/ THOMAS L. FINKBINER
                                 -------------------------------------------
                                     THOMAS L. FINKBINER, (CEO, PRESIDENT)
                                         (DULY AUTHORIZED OFFICER)


MAY 11, 2000                               /S/ RICHARD J. BRANDEWIE
                                 -------------------------------------------
                                     RICHARD J. BRANDEWIE, (TREASURER)
                                       (PRINCIPAL FINANCIAL OFFICER)