Form 10-Q
period 2000-06-30
QUALITY DISTRIBUTION INC
filed 2000-08-03
CIK 922863

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934.

For the quarterly period ended             JUNE 30, 2000
                              -----------------------------------------------
                                             or
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

            Class                             Outstanding at JUNE 30, 2000
------------------------------              ----------------------------------
(Common Stock, $.01 par value)                          2,013,649

                  QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

                                    INDEX


Part I  Financial Information                                    Page No.

        Item 1     Financial Statements

        Condensed consolidated balance sheets -
        June 30, 2000 (unaudited) and December 31, 1999           3-4

        Condensed consolidated statements of operations -
        three months and six months ended June 30, 2000
        and 1999 (unaudited)                                        5

        Condensed consolidated statements of cash flows -
        six months ended June 30, 2000 and 1999 (unaudited)         6

        Notes to condensed consolidated financial
        statements                                                 7-22

        Item 2     Management's Discussion and Analysis
                   Of Financial Condition and Results
                   of Operations

        Management's discussion and analysis of financial
        condition and results of operations                        23-26

Part II  Other Information

        Item 1     Legal proceedings                                 27

        Item 4     Submission of matters to a vote of
                   security holders                                  27

        Item 6     Exhibits

                   Reports on Form 8-K                               27

                   Signatures                                        28

                                  FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                 QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                  June 30,       December 31,
                                                    2000             1999
                                                (Unaudited)            *
                                                -----------       ------------
ASSETS
Current Assets
 Cash                                           $  3,668         $   1,050
 Accounts receivable                             111,344           122,538
 Allowance for doubtful accounts                  (6,410)           (6,438)
 Current maturities of other receivables           2,343             2,159
 Inventories                                       1,555             1,763
 Prepaid expenses                                 12,773            11,053
 Prepaid tires                                     9,305             9,279
 Income tax receivable                               313               354
 Deferred income taxes                            14,594            15,214
 Other                                               709               689
                                                ---------        ---------
     Total Current assets                        150,194           157,661
Property, plant and equipment                    321,875           317,652
 Less - accumulated depreciation and
  amortization                                  (141,436)         (128,895)
                                                ---------        ----------
                                                 180,439           188,757

Intangibles and goodwill, net                    156,064           158,414
Insurance proceeds receivable                        -              11,403
Other Assets                                      24,660            26,006
                                                --------          ---------
                                                $511,357          $542,241
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

                                    FORM 10-Q
                        PART 1  - FINANCIAL INFORMATION
                  QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                     (continued)

                                                   June 30,     December 31,
                                                     2000           1999
                                                  (Unaudited)        *
                                                  ----------      ----------
Current Liabilities
 Current maturities of indebtedness              $  9,765         $ 18,026
 Accounts payable and accrued expenses             55,863           72,424
 Independent contractors payable                   10,159            8,191
 Other current liabilities                          3,245            4,697
 Income tax payable                                   794              854
                                                  -------          -------
     Total Current liabilities                     79,826          104,192

Long term debt, less current maturities           275,313          275,967
Capital lease obligations, less current
  maturities                                            5              163
Subordinated debt                                 140,000          140,000
Environmental liabilities                          44,743           49,346
Other long term obligations                        14,913           15,870
Accrued loss and damage claims                      3,395            3,395

Minority interest in subsidiaries                   4,434            4,434
Manditorily redeemable preferred stock             13,159           12,437
Redeemable common stock (30,239 shares)             1,210            1,210

Stockholders' equity (deficit)
  Common stock                                         20               20
  Additional paid-in-capital                      105,113          104,915
  Retained earnings                                20,504           21,320
  Stock recapitalization                         (189,589)        (189,589)
  Foreign currency translation                       (427)            (177)
  Note receivable                                  (1,262)          (1,262)
                                                 ---------        ---------
  Total stockholders' equity (deficit)            (65,641)         (64,773)
                                                 ---------        --------
                                                 $511,357         $542,241
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

                                    FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                 QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (In thousands, except per share data)


                               Six months ended        Three months ended
                                   June 30,                June 30,
                               2000        1999        2000      1999
                             -------      --------    -------   --------
Operating Revenues
Transportation               $265,051     $262,474    $132,549  $133,620
Other                          33,310       28,950      17,240    13,291
                             --------     --------    --------  --------
                              298,361      291,424     149,789   146,911

Operating Expenses
Purchased transportation      167,861      157,600      84,653    78,766
Depreciation and amortization  18,505       29,521       9,208    13,412
Other operating expenses       91,296       92,269      44,947    46,769
                             ---------    --------    --------  ---------
 Operating income              20,699       12,034      10,981     7,964
Interest expense, net          20,203       19,456      10,028     9,686
Other (income) expense            (45)         (87)        (20)      (52)
                             ---------    ---------    --------   --------
 Income (loss) before taxes       541       (7,335)        973    (1,670)
Income tax expense (benefit)      486       (2,689)        778      (588)
Minority interest                 150            9          75         4
                              ---------   ---------   ---------  --------
Net income (loss)             $   (95)     $(4,655)    $   120   $(1,086)

Preferred stock dividends
 and accretions                  (722)        (802)       (360)     (401)
                              --------    ---------   ---------  ---------
Net income (loss) attributable
 to common shareholders       $  (817)     $(5,457)    $  (240)   $(1,487)
                              =========    ========   =========  =========

Per Share Data:

Basic and diluted earnings
 (loss) per common  share      $(0.41)     $(2.72)     $ (0.12)   $(0.74)
                               =======     =======     ========  ========
 Weighted average share
   Outstanding                  2,014       2,010        2,014     2,011
                               =======     =======     ========  ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   FORM 10-Q
                          PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited) - (In thousands)

                                                Six months ended June 30,
                                                 2000              1999
                                               --------           -------
Cash provided by (used for)
Operating activities:
      Net income (loss)                      $     (95)           $( 4,655)
      Adjustments for non cash charges          19,228              27,821
      Changes in assets and liabilities            159             (10,979)
                                               --------           ---------
      Net cash provided by operating
        activities                              19,292              12,187

Investing activities:
      Capital expenditures                      (9,793)            (14,457)
      Proceeds from asset dispositions           1,989               4,261
      Other Investments                                             (1,191)
      Other                                         -                 (615)
                                               --------            --------
      Net cash used for
        investing activities                    (7,804)            (12,002)

Financing activities:
      Proceeds from issuance of debt                -                2,585
      Payment of debt obligation                (9,074)             (1,535)
      Issuance of common stock                     200                 456
      Other                                          -                (214)
                                                --------            --------
      Net cash provided by (used in)
        financing activities                    (8,874)              1,292
                                                --------           ---------
Net Increase (decrease) in cash                  2,614               1,477
Effect of exchange rate changes on cash              4                (113)
Cash, beginning of period                        1,050                  85
                                               ---------           ---------
Cash, end of period                           $  3,668           $   1,449
                                                ========           =========
Cash payments (refunds received) for:
      Interest                                 $ 21,738            $ 20,005
      Income taxes                             $     80            $   (567)
Non cash financing activities:
 Preferred Stock Accretion                     $    362            $    401





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

Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.


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

                                   FORM 10 - Q
                          ITEM 1 - Financial Statements
                    QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                           (Unaudited)-(continued)

                                        Six Months Ended   Three Months Ended
                                            June 30,             June
                                         2000     1999      2000       1999
                                       -------  --------   -------   --------
                                                           (C>
Net income (loss)                      $   (95) $(4,655)   $   120   $(1,086)
Other comprehensive income, net of tax:
Foreign currency translation adjustments  (250)     429       (191)      194
                                        -------- --------  --------  --------
  Comprehensive income (loss)          $  (345) $(4,226)   $   (71)  $  (892)
                                       ======== ========   ========  ========


4. DERIVATIVES:

The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and foreign exchange rates.
The instruments primarily used to mitigate these risks are interest rate swaps and foreign exchange contracts. All derivative instruments held by the Company are designed as hedges and accordingly, the gains and losses from changes in derivative fair values are deferred. Gains and losses upon settle-ment are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. The Company is exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments however, counterparties to these agreements are major financial institutions; and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold nor issue interest rate swaps or foreign exchange contracts for trading purposes.

The Financial Accounting Standards Board ("FASB") issued FAS 133,"Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year beginning in 2001 (as extended by FAS 137). This Statement requires that derivative instruments be recognized as assets or liabilities and measured at fair value. The Company does not anticipate a material effect upon adoption of this standard.

The Company currently has appproximately $325.0 million of variable interest debt. The Company has entered into interest rate swap agreements designed as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At June 30, 2000 the Company had interest rate swaps with a notional amount of $100.0 million. The notional amounts do not represent a measure of exposure of the Company. The Company will pay counterparties interest at a fixed rate ranging from 5.41% to 5.48%, and the counter parties will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at June 30, 2000 was 6.8625%. These agreements mature and renew every three months and expire on

                                  FORM 10 - Q

                         Item 1 - Financial Statements

                QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                          (Unaudited) - (continued)

September 2, 2001. A 10% fluctuation in interest rates would have a $1.9 million impact, net of interest rate swap agreements, on future earnings.

The Company has entered into short-term foreign currency agreements to exchange US dollars (US $7,475) for Canadian dollars (CN $11,062). The purpose of these agreements is to hedge against fluctuations in foreign currency exchange rates. The Company is required to make US dollar payments at fixed exchange rates ranging from 1.4782 to 1.4835, and as such, the market risk based upon a 10% fluctuation in the exchange rate in immaterial.

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

The Company has environmental management programs that it carries out in conjunction with its safety program. Facility managers are responsible for environmental compliance. Self-audits are required to address operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities, and wastewater management. The Company also contracts with an independent environmental consulting firm that conducts periodic, unscheduled, compliance assessments, which focus on conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. The Company's relationship to its affiliates could, under certain circumstances, result in the Company incurring liability for environmental contamination attributable to an affiliate's operations, although the Company has not incurred any such derivative liability in the past. The Company's environmental management program is extended to its affiliates.

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

The Company has also been named a "potentially responsible party," or has otherwise been alleged to have some level of responsibility, under CERCLA or similar state laws for cleanup of off-site locations at which the Company's waste, or material transported by the Company, has allegedly been disposed. The Company has asserted defenses to such actions and has not incurred significant liability in the CERCLA cases settled to date. While the Company believes that it will not bear any material liability in any current or future CERCLA matters, there can be no assurance that the Company will not in the future incur material liability under CERCLA or similar laws. See "Risk Factors -- Transporting Hazardous Substances Could Create Environmental Liabilities" for a discussion of certain risks of the Company associated with transporting hazardous substances.

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

CLC initiated litigation against its insurers to recover its costs in connection with environmental clean-ups at its sites. In a case captioned Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et al.,
Civil Action No. 89-1543 (SSB) (D.N.J.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at the Bridgeport site. In a case captioned The Aetna
Casualty and Surety Company v. Chemical Leaman Tank Lines, Inc., et al., Civil Action No. 94-CV-6133 (E.D. Pa.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at its other sites. In an agreement dated as of November 18, 1999, Chemical Leaman favorably resolved these outstanding insurance claims resulting in a net recovery of approximately $30 million of which $18.5 million was received during the fourth quarter of 1999. The remaining
$11.5 was received in the first quarter of 2000.

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


6. SUBSEQUENT EVENT:

On July 31, 2000 the Company initiated a corporate headcount reduction which will result in a restructuring charge of approximately one million in the third quarter of 2000.

7. GUARANTOR SUBSIDIARIES:

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

The following condensed consolidating financial information presents:

1. Balance Sheets as of June 30, 2000 and December 31,1999.

2. Statements of Operations for the three months ended June 30,2000 and 1999.

3. Statements of Operations for the six months ended June 30, 2000 and 1999.

4. Statements of Cash Flows for the six months ended June 30, 2000 and 1999.

5. The parent company and combined guarantor subsidiaries.

6. Elimination entries necessary to consolidate the parent company and all its subsidiaries.

                                  FORM 10-Q
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATING BALANCE SHEET
                                JUNE 30, 2000
                                 (Unaudited)
                               (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                             Parent     Subs     tor Subs   Elim's    idated
                           ---------  --------  --------   -------  --------
ASSETS
Current Assets
 Cash and cash equivalents $   -      $  3,234    $   434 $     -    $  3,668
 Accounts receivable, net      -       104,465        469       -     104,934
 Inventories                   -         1,417        138        -      1,555
 Prepaid expenses and
  other current assets         -        38,841      1,196       -      40,037
                            --------  --------   --------  -------- ---------
     Total Current assets       -      147,957      2,237       -     150,194


 Property and equipment,net     -      158,227     22,212       -     180,439
 Intangibles & goodwill,net     -      155,086        978       -     156,064
 Insurance proceeds receivable  -          -           -        -       -
 Other assets                100,000    24,564         96  (100,000)   24,660
 Investment in subsidiaries  270,900       -           -   (270,900)      -
                            ---------  --------  --------   --------  -------
                            $370,900  $485,834    $25,523 $(370,900) $511,357
                            ========  =========  ========  ========= =========

                                  FORM 10-Q
                  QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                            CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2000
                    (Unaudited) -  (In thousands, continued)

                                      Guarantor   Non-Guaran-         Consol-
                             Parent     Subs      tor Subs    Elim's   idated
                            ---------  ---------- ---------  -------  -------
Current Liabilities
 Current maturities of
  indebtedness               $ 9,765  $     -      $   -       _    $  9,765
 Accounts payable and
  accrued expenses              -       52,291      3,572      -      55,863
 Independent contractors
  payable                       -        9,988        171      -      10,159
 Other current liabilities      -        3,406       (161)     -       3,245
 Income tax payable             -          173        621      -         794
                             ---------  --------  --------  -------   -------
  Total Current liabilities    9,765    68,858      4,203      -      79,826
Bank debt, less
 current maturities          272,407        -       2,906      -     275,313
Capital lease obligations,
 less current maturities        -            5        -        -           5
Subordinated debt            140,000   100,000        -  (100,000)   140,000
Environmental liabilities       -       44,743        -        -      44,743
Other long term liabilities     -       14,913        -        -      14,913
Deferred income taxes           -       (2,289)     2,289      -         -
Accrued loss and damage claims  -        3,395       -         -       3,395
Minority interest in subs       -        4,434       -         -       4,434
Mandatorily redeemable
 preferred stock              13,159       -         -         -      13,159
Redeemable common stock        1,210       -         -         -       1,210
Stockholders' equity
 Common stock and
  Additional paid-in-capital 105,133   203,718    15,082 (218,800)   105,133
  Retained earnings           20,504    51,057     1,527  (52,584)    20,504
  Stock recapitalization    (189,589)      -         (55)      55   (189,589)
  Other stockholders' equity    (427)      -        (429)     429       (427)
  Note receivable             (1,262)      -          -        -      (1,262)
                             --------  --------  --------- --------  --------
  Total stockholders'
   equity or (deficit)       (65,641)  254,775    16,125  (270,900)  (65,641)
                             -------- ---------  -------- --------  --------
                            $370,900  $485,834   $25,523 ($370,900) $511,357
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

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION,INC.AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2000
              (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -     $125,250   $  7,299       -    $132,549
Other                           -       17,076        164       -      17,240
                            --------  --------   --------   --------  -------
                                -      142,326      7,463       -     149,789
Operating Expenses
Purchased transportation        -       83,860        793       -      84,653
Depreciation and amortization   -        8,236        972       -       9,208
Other operating expenses        -       39,691      5,256       -      44,947
                           ---------  --------    --------  --------  -------
 Operating income (loss)        -       10,539        442       -      10,981
Interest expense, net       10,000          -          28       -      10,028
Other (income) expense          -          (20)        -        -         (20)
Equity in earnings (loss)
 of subsidiaries             6,436         -           -     (6,436)     -
                           ---------  ---------   --------  ---------  ------
 Income (loss) before taxes (3,564)     10,559        414    (6,436)      973
Income taxes                (3,684)      4,330        132        -        778
Minority interest              -            75                    -        75
                           ---------   ---------  --------  --------   ------
Net income (loss)         $    120    $  6,154     $  282   $ (6,436) $   120
                           =========    =========  =======  ========  =======

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION,INC.AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED JUNE 30, 1999
                (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -     $126,646   $  6,974       -    $133,620
Other                           -       13,625       (334)      -      13,291
                            --------  --------   --------   --------  -------
                                -      140,271      6,640       -     146,911
Operating Expenses
Purchased transportation        -       78,179        587       -      78,766
Depreciation and amortization   -       12,482        930       -      13,412
Other operating expenses        -       42,312      4,457       -      46,769
                           ---------  --------    --------  --------  -------
 Operating income (loss)        -        7,298        666       -       7,964
Interest expense, net         9,522         -         164       -       9,686
Other expense                   -          (52)        -       -          (52)
Equity in earnings (loss)
 of subsidiaries              4,695         -          -      (4,695)      -
                           ---------  ---------   --------   ---------  ------
 Income (loss) before taxes  (4,827)      7,350       502     (4,695)  (1,670)
Income taxes                 (3,740)      3,013       139        -       (588)
Minority Interest                -            4        -         -          4
                           ---------   ---------  --------   --------   ------
Net income (loss)            (1,086)      4,333       363     (4,695)  (1,086)
                             =======     =======     =====    =======  ======

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         QUALITY DISTRIBUTION,INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING
            STATEMENTS OF OPERATIONS -  SIX MONTHS ENDED JUNE 30, 2000
                (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -     $250,497   $ 14,554       -    $262,051
Other                           -       32,972        338       -      33,310
                            --------  --------   --------   --------  -------
                                -      283,469     14,892        -    298,361
Operating Expenses
Purchased transportation        -      166,213      1,648       -     167,861
Depreciation and amortization   -       16,565      1,940       -      18,505
Compensation - options          -           -          -        -          -
Other operating expenses        -       80,787     10,509       -      91,296
                           ---------  --------    --------  --------  -------
 Operating income (loss)        -       19,904        795       -      20,699
Interest expense, net       19,929          -         274       -      20,203
Other (income) expense          -          (45)        -        -         (45)
Equity in earnings (loss)
 of subsidiaries            11,971         -           -    (11,971)     -
                           ---------  ---------   --------  ---------  ------
 Income (loss) before taxes (7,958)     19,949        521   (11,971)      541
Income taxes                (7,863)      8,179        170        -        486
Minority interest                          150                            150
                           ---------   ---------  --------  --------   ------
Net income (loss)             ($95)    $11,620   $    351  ($11,971)     ($95)
                           =========   =========  ========  ========  =======

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING
           STATEMENTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999
                (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -    $249,331   $ 13,143       -    $ 262,474
Other                           -      28,948          2       -       28,950
                            --------  --------  ---------  --------  --------
                                -     278,279     13,145       -      291,424
Operating Expenses
Purchased transportation        -     156,341      1,259      -       157,600
Depreciation and amortization   -      27,685      1,836       -       29,521
Other operating expenses        -      83,440      8,829       -       92,269
                           ---------  --------  ---------  --------  --------
 Operating income (loss)        -      10,813      1,221       -       12,034
Interest expense, net        19,142       -          314       -       19,456
 Other expense                   -        (87)        -        -          (87)
Equity in earnings (loss)
 of subsidiaries              7,031       -           -     (7,031)        -
                           ---------  ---------  --------- ---------  --------
 Income (loss) before taxes (12,111)    10,900       907    (7,031)    (7,335)
Income taxes                 (7,456)     4,469       298        -      (2,689)
Minority interest                            9                              9
                           ---------   ---------  -------- --------   --------
Net income (loss)            (4,655)     6,422       609    (7,031)    (4,655)
                           ==========   =======    =======  =======    ========

                                    FORM 10-Q
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 2000(Unaudited) - (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                               Parent    Subs     tor Subs   Elim's    idated
                              -------  --------- ----------  ------- ----------
Cash provided by (used for)
Operating activities:
Net income (loss)            $   (95) $11,620     $   351  $(11,971) $   (95)
Adjustments for non
 cash charges                     95   17,223       1,910              19,228
Changes in assets/liabilities    -    (18,328)      6,516    11,971       159
                            -------- ---------  ---------  --------  --------
 Net cash provided by
  operating activities           -     10,515       8,777        -     19,292
Investing activities:
 Capital expenditures            -     (7,972)     (1,821)       -     (9,793)
 Proceeds from asset
   dispositions                  -      1,729         260        -      1,989
 Other                           -         -          -          -         -
                             -------- ---------   ---------  -------- -------
  Net cash provided by (used
   for)investing activities      -     (6,243)      (1,561)      -     (7,804)
Financing activities:
 Proceeds from issuance of
  long term debt                 -         -           -         -        -
 Payment of obligations       (1,391)      -        (7,683)      -     (9,074)
 Issuance of common stock        200       -           -         -        200
 Issuance of preferred stock               -           -         -        -
 Recapitalization expenditures    -        -           -         -        -
 Other                            -        -           -         -         -
 Net change in intercompany
  balances                     1,191   (1,191)
                            --------  ----------   ---------- ------- --------
  Net cash provided by
   financing activities          -     (1,191)      (7,683)      -    (8,874)
                            --------  ----------   ---------- -------  -------
Net increase (decrease) in
   cash                          -      3,081         (467)      -     2,614
Effect of exchange rate
 changes on cash                 -          4           -        -         4
Cash, beginning of period        -        149          901       -     1,050
                            ---------  ---------     --------- ------- -------
Cash, end of period              -     $ 3,234   $     434       -   $ 3,668
                            =========  =========    ========== ======= =======

                                     FORM 10-Q
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      QUALITY CARRIERS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS SIX MONTHS ENDED JUNE 30,1999 (Unaudited) - (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                               Parent    Subs     tor Subs   Elim's    idated
                              -------  --------- ----------  ------- ----------
Cash provided by (used for)
Operating activities:
Net income (loss)            $(4,655) $ 6,422     $   608   ($7,030)  $(4,655)
Adjustments for non
 cash charges                  4,655   21,173       1,993       -      27,821
Changes in assets/liabilities    -    (16,051)     (1,958)    7,030   (10,979)
                             -------- ---------  ---------  --------  --------
 Net cash provided by
  operating activities           -     11,544         643       -      12,187
Investing activities:
 Other investments               -     (1,191)         -        -      (1,191)
 Capital expenditures            -    (13,403)     (1,054)      -     (14,457)
 Proceeds from asset
   dispositions                  -      3,991         270       -       4,261
 Other                           -       (674)         59       -        (615)
                             -------- ---------   ---------  -------- -------
  Net cash used for investing
        activities               -    (11,277)       (725)       -    (12,002)
Financing activities:
 Proceeds from issuance of
  long term debt              1,838       -           747        -      2,585
 Payment of obligations          -     (1,476)        (59)       -     (1,535)
 Issuance of common stock       456        -           -         -        456
 Recapitalization expenditures
 Other                                   (214)                   -       (214)
 Net change in intercompany
  balances                   (2,294)     2,294
                            --------  ----------   ---------- -------  -------
  Net cash provided by
   financing activities          -         604         688       -     1,292
                            --------  ----------   ---------- ------- -------
Net increase (decrease) in
   cash                          -         871         606        -    1,477
Effect of exchange rate
 changes on cash                 -         271        (384)       -     (113)
Cash, beginning of period        -        (721)        806        -       85
                            ---------  ---------   --------- -------   ------
Cash, end of period              -    $    421     $ 1,028        -   $1,449
                            =========  =========   ========= =======  =======


                                 FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

                    QUALITY DISTRIBUITION, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

            SECOND QUARTER 2000 COMPARED TO THE SECOND QUARTER 1999



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

For the quarter ended June 30, 2000, revenues totaled $149.8 million, a 2.0% increase over revenues of $146.9 million for the same period in 1999. This increase includes $0.8 million in revenue growth plus $3.5 million attributable to the contractual implementation of fuel surcharges. These increases were offset by the absence in 2000 of $1.4 million related to Leaman Logiiistics recorded in 1999. Leaman Logistics was sold in the 3rd quarter of 1999.

For the quarter ended June 30, 2000, operating income totaled $11.0 million,an increase of $3.0 compared to $8.0 million for the same period in 1999. This increase is primarily due to a $2.9 million charge to depreciation and amortization made in 1999 attributable to the reduction in the useful life of acquired computer software. Without this charge operating income would have been $10.9 million in 1999.

The operating ratio for the quarter ended June 30, 2000 was 92.7 % compared to
94.6 % for the same period in 1999.

Net interest expense increased by $0.3 million to $10.0 million in the quarter ended June 30, 2000, from $9.7 million in the quarter ended June 30, 1999. This increase is the result of higher interest rates on the variable interest portion of the Company's debt favorably offset by a reduction in debt from June 30, 1999 to June 30, 2000.

The pretax income for the quarter ended June 30, 2000 totaled $1.0 million compared to a $1.7 million loss for the same period in 1999.

The effective tax rate increased from 35.2% to 80.0% of pretax income or loss due to the relative impact of non-deductable items on the different income or loss amounts.

For the quarter ended June 30,2000, the Company's net income was $0.1 million compared with a $1.1 million loss for the same period last year.

Basic weighted average shares outstanding increased slightly from 2,011,000 in the second quarter of 1999 to 2,013,649 in the second quarter of 2000. As of June 30, 2000, a total of 2,013,649 shares were outstanding.

                 QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITION AND RESULTS OF OPERATIONS

  SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999


For the six months ended June 30, 2000, revenues totaled $298.4 million, a 2.4% increase over revenues of $291.4 million for the same period in 1999. This increase includes $2.9 million in revenue growth plus $6.7 million attributable to the contractual implementation of fuel surcharges. These increases were offset by the absence in 2000 of $2.6 million recorded in 1999 related to Leaman Logistics. Leaman Logistics was sold in the 3rd quarter of 1999.

For the six months ended June 30, 2000, operating income totaled $20.7 million, an increase of $8.7 million compared to $12.0 million for the same period in 1999. This increase is primarily due to the $8.8 million charge in 1999 recording depreciation and amortization attributable to the reduction in useful life of acquired computer software used in the trucking operation.

The operating ratio for the six months ended June 30, 2000 was 93.1% compared to 95.9% for the comparable prior year period.

Net interest expense increased to $20.2  million for the six months ended
June 30, 2000, from $19.5 million for the six months ended June 30, 1999. This increase is the result of higher interest rates on the variable interest portion of the Company's debt favorably offset by a reduction in average debt levels during the six months ended June 30, 2000 compared to the average debt levels during the six months ended June 30, 1999.

The pretax income for the six months ended June 30, 2000 totaled $0.5 million compared to a loss of $7.3 million for the same period in 1999.

The effective tax rate increased from 36.7% to 89.8% due to the relative impact of non-deductablle items on the different pretax income or loss amounts.

For the six months ended June 30, 2000, the Company's net loss, was $0.1 million compared with a loss $4.7 million for the same period last year.

Basic weighted average shares outstanding year to date increased from 2,010,000 in 1999 to 2,013,649 in 2000.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

                QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES




Liquidity and Capital Resources



The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions.

Net cash provided by operating activities totaled $19.3 million for the six months ended June 30, 2000, versus $12.2 million for the same period in 1999.

Cash used by investing activities totaled $7.8 million for the six month period ended June 30, 2000, compared to $12.0 million used for the comparable 1999 period. This decrease was the result of reduced capital expenditures year to date in 2000. Capital was used primarily to acquire additional revenue equipment to expand the Company's operations.

Cash used in financing activities totaled $8.9 million during the six month period ended June 30, 2000, compared to $1.3 million provided in the the comparable period in 1999. This difference is primarily due to the increased payment of debt obligations in 2000.

The Company has a $285,000,000 credit facility with a group of banks maturing at various times from June of 2004 to 2006. Additionally, the Company has a revolving credit facility in the amount of $75.0 million until June 9, 2004. As of June 30, 2000, the Company has available $61.6 million under this revolving credit facility. The Company also has $100.0 million in 10% senior subordinated notes due in 2006 and $40.0 million in floating interest rate subordinated term securities also due in 2006.

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

ITEM 6.  (a) Exhibits:  27 Financial Data Schedule (for SEC use only)


         (b) Reports on Form 8-K: None

                                  Signatures






                                           QUALITY DISTRIBUTION, INC.
                                 -------------------------------------------


AUGUST 3, 2000                               /S/ THOMAS L. FINKBINER
                                 -------------------------------------------
                                     THOMAS L. FINKBINER, (CEO, PRESIDENT)
                                         (DULY AUTHORIZED OFFICER)


AUGUST 3, 2000                               /S/ DENNIS R. FARNSWORTH
                                 -------------------------------------------
                                     DENNIS R. FARNSWORTH (SR.VP.FINANCE)
                                       (PRINCIPAL FINANCIAL OFFICER)