Form 10-Q
period 2000-09-30
QUALITY DISTRIBUTION INC
filed 2000-11-13
CIK 922863

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934.

For the quarterly period ended           SEPTEMBER 30, 2000
                              -----------------------------------------------
                                             or
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

            Class                          Outstanding at SEPTEMBER 30, 2000
------------------------------            ----------------------------------
(Common Stock, $.01 par value)                        2,013,649

                  QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

                                    INDEX


Part I  Financial Information                                    Page No.

        Item 1     Financial Statements

        Condensed consolidated balance sheets -
        September 30, 2000 (unaudited) and December 31, 1999           3-4

        Condensed consolidated statements of operations -
        three months and nine months ended September 30, 2000
        and 1999 (unaudited)                                        5

        Condensed consolidated statements of cash flows -
        nine months ended September 30, 2000 and 1999 (unaudited)         6

        Notes to condensed consolidated financial
        statements                                                 7-22

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

                                  FORM 10-Q
                        PART 1 - FINANCIAL INFORMATION
                 QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                              September 30,       December 31,
                                                    2000             1999
                                                (Unaudited)            *
                                                -----------       ------------
ASSETS
Current Assets
 Cash                                           $  3,198         $   1,050
 Accounts receivable                             111,871           122,538
 Allowance for doubtful accounts                  (7,034)           (6,438)
 Current maturities of other receivables           2,979             2,159
 Inventories                                       1,649             1,763
 Prepaid expenses                                 11,742            11,053
 Prepaid tires                                     9,087             9,279
 Income tax receivable                               354               354
 Deferred income taxes                            12,811            15,214
 Other                                               723               689
                                                ---------        ---------
     Total Current assets                        147,380           157,661
Property, plant and equipment                    322,449           317,652
 Less - accumulated depreciation and
  amortization                                  (147,339)         (128,895)
                                                ---------        ----------
                                                 175,110           188,757

Intangibles and goodwill, net                    154,907           158,414
Insurance proceeds receivable                        -              11,403
Other Assets                                      23,245            26,006
                                                --------          ---------
                                                $500,642          $542,241
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

                                    FORM 10-Q
                        PART 1  - FINANCIAL INFORMATION
                  QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                     (continued)

                                                September 30,     December 31,
                                                     2000           1999
                                                  (Unaudited)        *
                                                  ----------      ----------
Current Liabilities
 Current maturities of indebtedness              $  2,932         $ 18,026
 Accounts payable and accrued expenses             63,696           72,424
 Independent contractors payable                   10,668            8,191
 Other current liabilities                          2,479            4,697
 Income tax payable                                 1,470              854
                                                  -------          -------
     Total Current liabilities                     81,245          104,192

Long term debt, less current maturities           274,094          275,967
Capital lease obligations, less current
  maturities                                            6              163
Subordinated debt                                 140,000          140,000
Environmental liabilities                          42,610           49,346
Other long term obligations                        12,271           15,870
Accrued loss and damage claims                      3,395            3,395

Minority interest in subsidiaries                   4,434            4,434
Manditorily redeemable preferred stock             13,523           12,437
Redeemable common stock (30,239 shares)             1,210            1,210

Stockholders' equity (deficit)
  Common stock                                         20               20
  Additional paid-in-capital                      105,083          104,915
  Retained earnings                                14,320           21,320
  Stock recapitalization                         (189,589)        (189,589)
  Foreign currency translation                       (718)            (177)
  Note receivable                                  (1,262)          (1,262)
                                                 ---------        ---------
  Total stockholders' equity (deficit)            (72,146)         (64,773)
                                                 ---------        --------
                                                 $500,642         $542,241
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

                                    FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                 QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (In thousands, except per share data)


                               Nine months ended     Three months ended
                                 September 30,         September 30,
                               2000        1999        2000      1999
                             -------      --------    -------   --------
Operating Revenues
Transportation               $390,546     $394,218    $125,495  $131,744
Other                          49,776       46,462      16,466    17,512
                             --------     --------    --------  --------
                              440,322      440,680     141,961   149,256

Operating Expenses
Purchased transportation      248,831      239,854      80,970    82,254
Depreciation and amortization  28,238       47,640       9,733    18,119
Other operating expenses      135,354      138,966      44,058    46,697
                             ---------    --------    --------  ---------
 Operating income              27,899       14,220       7,200     2,186
Interest expense, net          30,210       29,487      10,007    10,031
Other (income) expense            (54)        (111)         (9)      (24)
                             ---------    ---------    --------   --------
 Income (loss) before taxes    (2,257)     (15,156)     (2,798)   (7,821)
Income tax expense (benefit)    3,431       (5,358)      2,946    (2,669)
Minority interest                 226           21          76        12
                              ---------   ---------   ---------  --------
Net income (loss)             $(5,914)     $(9,819)    $(5,820)  $(5,164)

Preferred stock dividends
 and accretions                (1,086)      (1,203)       (364)     (401)
                              --------    ---------   ---------  ---------
Net income (loss) attributable
 to common shareholders       $(7,000)    $(11,022)    $(6,184)  $(5,565)
                              =========    ========   =========  =========

Per Share Data:

Basic and diluted earnings
 (loss) per common  share      $(3.48)     $(5.48)     $ (3.07)   $(2.76)
                               =======     =======     ========  ========
 Weighted average shares
   Outstanding                  2,014       2,011        2,014     2,014
                               =======     =======     ========  ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   FORM 10-Q
                          PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited) - (In thousands)

                                            Nine months ended September 30,
                                                 2000              1999
                                               --------           -------
Cash provided by (used for)
Operating activities:
      Net income (loss)                      $  (5,914)           $( 9,819)
      Adjustments for non cash charges          31,598              43,079
      Changes in assets and liabilities          4,900             (30,676)
                                               --------           ---------
      Net cash provided by operating
        activities                              30,584               2,584

Investing activities:
      Capital expenditures                     (14,750)            (18,205)
      Proceeds from asset dispositions           3,506              13,584
      Other                                         -                 (270)
                                               --------            --------
      Net cash (used for) provided by
        investing activities                   (11,244)             (4,891)

Financing activities:
      Proceeds from issuance of debt                -                6,686
      Payment of debt obligation               (17,124)             (4,042)
      Issuance of common stock                     169                 227
      Other                                         -                 (222)
                                                -------            ---------
      Net cash provided by (used in)
        financing activities                   (16,955)               2,649
                                                --------           ---------
Net Increase (decrease) in cash                  2,385                 342
Effect of exchange rate changes on cash           (237)                (94)
Cash, beginning of period                        1,050                  85
                                               --------            ---------
Cash, end of period                           $  3,198            $    333
                                               ========            =========
Cash payments (refunds received) for:
      Interest                                $ 24,426            $ 27,125
      Income taxes                            $    225            $     97
Non cash financing activities:
 Preferred Stock Accretion                    $  1,086            $    401





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

Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.


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

                                   FORM 10 - Q
                          ITEM 1 - Financial Statements
                    QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                           (Unaudited)-(continued)

                                        Nine Months Ended   Three Months Ended
                                         September 30,        September 30,
                                         2000     1999      2000       1999
                                       -------  --------   -------   --------
                                                           (C>
Net income (loss)                      $(5,914) $(9,819)   $(5,820)  $(5,164)
Other comprehensive income, net of tax:
Foreign currency translation adjustments  (541)     306       (291)    (123)
                                        -------- --------  --------  --------
  Comprehensive income (loss)          $(6,455) $(9,513)   $(6,111)  $(5,287)
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

The Company currently has appproximately $317.0 million of variable interest debt. The Company has entered into interest rate swap agreements designed as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At September 30, 2000 the Company had interest rate swaps with a notional amount of $65.0 million. During the third quarter of this year, the Company sold swaps with a notional amount of $35.0 million, resulting in a profit of $0.4 million.

 The notional amounts do not represent a measure of exposure of the Company. The Company will pay counterparties interest at a fixed rate ranging from 5.41% to 5.48%, and the counter parties will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at September 30, 2000 was 6.62%. These agreements mature and renew every

                                  FORM 10 - Q

                         Item 1 - Financial Statements

                QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                          (Unaudited) - (continued)

three months and expire on September 2, 2001. A 10% fluctuation in interest rates would have a $2.4 million impact, net of interest rate swap agreements, on future earnings.

The Company has entered into short-term foreign currency agreements to exchange US dollars (US $8,300) for Canadian dollars (CN $12,406). The purpose of these agreements is to hedge against fluctuations in foreign currency exchange rates. The Company is required to make US dollar payments at fixed exchange rates ranging from 1.4888 to 1.5046, and as such, the market risk based upon a 10% fluctuation in the exchange rate in immaterial.

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


6. RESTRUCTURING CHARGE:

The Company initiated a corporate headcount reduction which resulted in a restructuring charge of $2.1 million being recorded in the third quarter of 2000. This restructuring charge relates to severence payments due to be paid through 2002. As of September 30, 2000 approximately one-half of the restructuring charge was paid.

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

The following condensed consolidating financial information presents:

1. Balance Sheets as of September 30, 2000 and December 31,1999.

2. Statements of Operations for the three months ended September 30, 2000 and 1999.

3. Statements of Operations for the nine months ended September 30, 2000 and 1999.

4. Statements of Cash Flows for the nine months ended September 30, 2000 and 1999.

5. The parent company and combined guarantor subsidiaries.

6. Elimination entries necessary to consolidate the parent company and all its subsidiaries.

                                  FORM 10-Q
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000
                                  (Unaudited)
                                (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                             Parent     Subs     tor Subs   Elim's    idated
                           ---------  --------  --------   -------  --------
ASSETS
Current Assets
 Cash and cash equivalents $   -      $  2,773    $   425 $     -    $  3,198
 Accounts receivable, net      -       105,596       (759)      -     104,837
 Inventories                   -         1,442        207        -      1,649
 Prepaid expenses and
  other current assets         -        36,852        844       -      37,696
                            --------  --------   --------  -------- ---------
     Total Current assets       -      146,663        717       -     147,380


 Property and equipment,net     -      153,088     22,022       -     175,110
 Intangibles & goodwill,net     -      153,967        940       -     154,907
 Insurance proceeds receivable  -          -           -        -       -
 Other assets                100,000    23,151         94  (100,000)   23,245
 Investment in subsidiaries  259,613       -           -   (259,613)      -
                            ---------  --------  --------   --------  -------
                            $359,613  $476,869    $23,773 $(359,613) $500,642
                            ========  =========  ========  ========= =========

                                  FORM 10-Q
                  QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                            CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 30, 2000
                    (Unaudited) -  (In thousands, continued)

                                      Guarantor   Non-Guaran-         Consol-
                             Parent     Subs      tor Subs    Elim's   idated
                            ---------  ---------- ---------  -------  -------
Current Liabilities
 Current maturities of
  indebtedness               $ 2,932  $     -      $   -       _    $  2,932
 Accounts payable and
  accrued expenses              -       59,636      4,060      -      63,696
 Independent contractors
  payable                       -       10,475        193      -      10,668
 Other current liabilities      -        1,674        805      -       2,479
 Income tax payable             -          829        641      -       1,470
                             ---------  --------  --------  -------   -------
  Total Current liabilities    2,932    72,614      5,699      -      81,245
Bank debt, less
 current maturities          274,094        -         -        -     274,094
Capital lease obligations,
 less current maturities        -            6        -        -           6
Subordinated debt            140,000   100,000        -  (100,000)   140,000
Environmental liabilities       -       42,610        -        -      42,610
Other long term liabilities     -       12,204         67      -      12,271
Deferred income taxes           -       (2,321)     2,321      -         -
Accrued loss and damage claims  -        3,395       -         -       3,394
Minority interest in subs       -        4,434       -         -       4,433
Mandatorily redeemable
 preferred stock              13,523       -         -         -      13,523
Redeemable common stock        1,210       -         -         -       1,210
Stockholders' equity
 Common stock and
  Additional paid-in-capital 105,103   182,525    15,082 (197,607)   105,103
  Retained earnings           14,320    61,402     1,380  (62,782)    14,320
  Stock recapitalization    (189,589)      -         (55)      55   (189,589)
  Other stockholders' equity    (718)      -        (721)     721       (718)
  Note receivable             (1,262)      -          -        -      (1,262)
                             --------  --------  --------- --------  --------
  Total stockholders'
   equity or (deficit)       (72,146)  243,927    15,686  (259,613)  (72,146)
                             -------- ---------  -------- --------  --------
                            $359,613  $476,869   $23,773 ($359,611) $500,642
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

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION,INC.AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                    THREE MONTHS ENDED SEPTEMBER 30, 2000
              (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -     $118,359   $  7,136       -    $125,495
Other                           -       16,219        247       -      16,466
                            --------  --------   --------   --------  -------
                                -      134,578      7,383       -     141,961
Operating Expenses
Purchased transportation        -       80,196        774       -      80,970
Depreciation and amortization   -        8,778        955       -       9,733
Other operating expenses        -       38,383      5,675       -      44,058
                           ---------  --------    --------  --------  -------
 Operating income (loss)        -        7,221        (21)      -       7,200
Interest expense, net        9,960          -          47       -      10,007
Other (income) expense          -           (9)        -        -          (9)
Equity in earnings (loss)
 of subsidiaries             4,043         -           -     (4,043)     -
                           ---------  ---------   --------  ---------  ------
 Income (loss) before taxes (5,917)      7,230        (68)   (4,043)   (2,798)
Income taxes                   (97)      2,964         79        -      2,946
Minority interest              -            76                    -        76
                           ---------   ---------  --------  --------   ------
Net income (loss)         $ (5,820)   $  4,190     $ (147) $ (4,043) $ (5,820)
                           =========    =========  =======  ========  =======

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION,INC.AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED SEPTEMBER 30, 1999
                (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -     $124,465   $  7,279      -     $131,744
Other                           -       17,026        486      -       17,512
                            --------  --------   --------   --------  -------
                                -      141,491      7,765       -     149,256
Operating Expenses
Purchased transportation        -       80,822      1,432       -      82,254
Depreciation and amortization   -       17,223        896       -      18,119
Other operating expenses        -       42,098      4,599       -      46,697
                           ---------  --------    --------  --------  -------
 Operating income (loss)        -        1,348        838       -       2,186
Interest expense, net         9,884         -         147       -      10,031
Other expense                   -          (24)        -       -          (24)
Equity in earnings (loss)
 of subsidiaries              1,277         -          -      (1,277)      -
                           ---------  ---------   --------   ---------  ------
 Income (loss) before taxes  (8,607)     1,372        691     (1,277)  (7,821)
Income taxes                 (3,443)       563        211        -     (2,669)
Minority Interest                -          12         -         -         12
                           ---------   ---------   --------   --------   ------
Net income (loss)            (5,164)       797        480     (1,277)  (5,164)
                             =======     =======     =====    =======  ======

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         QUALITY DISTRIBUTION,INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING
          STATEMENTS OF OPERATIONS -  NINE MONTHS ENDED SEPTEMBER 30, 2000
                (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -     $368,856   $ 21,690       -    $390,546
Other                           -       49,191        585       -      49,776
                            --------  --------   --------   --------  -------
                                -      418,047     22,275        -    440,322
Operating Expenses
Purchased transportation        -      246,409      2,422       -     248,831
Depreciation and amortization   -       25,343      2,895       -      28,238
Compensation - options          -           -          -        -          -
Other operating expenses        -      119,170     16,184       -     135,354
                           ---------  --------    --------  --------  -------
 Operating income (loss)        -       27,125        774       -      27,899
Interest expense, net       29,889          -         321       -      30,210
Other (income) expense          -          (54)        -        -         (54)
Equity in earnings (loss)
 of subsidiaries            16,014         -           -    (16,014)     -
                           ---------  ---------   --------  ---------  ------
 Income (loss) before taxes(13,875)     27,179        453   (16,014)    (2,257)
Income taxes                (7,961)     11,143        249        -       3,431
Minority interest                          226                             226
                           ---------   ---------  --------  --------   ------
Net income (loss)         $ (5,914)    $15,810   $    204  ($16,014)  $(5,914)
                           =========   =========  ========  ========  =======

                                   FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING
       STATEMENTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999
                (Unaudited) - (In thousands, except per share data)

                                    Guarantor   Non-Guaran-           Consol-
                            Parent     Subs      tor Subs     Elim's   idated
                           -------  ---------   ----------  --------  --------
Operating Revenues
Transportation             $    -    $373,796   $ 20,422       -    $ 394,218
Other                           -      45,974        488       -       46,462
                            --------  --------  ---------  --------  --------
                                -     419,770     20,910       -      440,680
Operating Expenses
Purchased transportation        -     237,163      2,691       -      239,854
Depreciation and amortization   -      44,908      2,732       -       47,640
Other operating expenses        -     125,538     13,428       -      138,966
                           ---------  --------  ---------  --------  --------
 Operating income (loss)        -      12,161      2,059       -       14,220
Interest expense, net        29,026       -          461       -       29,487
 Other expense                   -       (111)        -        -         (111)
Equity in earnings (loss)
 of subsidiaries              8,308       -           -     (8,308)        -
                           ---------  ---------  --------- ---------  --------
 Income (loss) before taxes (20,718)    12,272     1,598    (8,308)   (15,156)
Income taxes                (10,899)     5,032       509        -      (5,358)
Minority interest                           21                             21
                           ---------   ---------  -------- --------   --------
Net income (loss)            (9,819)     7,219     1,089    (8,308)    (9,819)
                           ==========   =======   =======   =======    ========

                                    FORM 10-Q
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited) - (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                               Parent    Subs     tor Subs   Elim's    idated
                              -------  --------- ----------  ------- ----------
Cash provided by (used for)
Operating activities:
Net income (loss)            $(5,914) $15,810     $   204  $(16,014) $ (5,914)
Adjustments for non
 cash charges                  5,914   23,054       2,630              31,598
Changes in assets/liabilities    -    (20,501)      9,387    16,014     4,900
                            -------- ---------  ---------  --------  --------
 Net cash provided by
  operating activities           -     18,363      12,221        -     30,584
Investing activities:
 Capital expenditures            -    (11,427)     (3,323)       -    (14,750)
 Proceeds from asset
   dispositions                  -      2,672         834        -      3,506
 Other                           -         -          -          -         -
                             -------- ---------   ---------  -------- -------
  Net cash provided by (used
   for)investing activities      -     (8,755)     (2,489)      -     (11,244)
Financing activities:
 Proceeds from issuance of
  long term debt              10,499       -       (10,499)      -         -        -
 Payment of obligations      (17,415)      -           291       -    (17,124)
 Issuance of common stock        169       -           -         -        169
 Issuance of preferred stock               -           -         -        -
 Recapitalization expenditures    -        -           -         -        -
 Other                            -        -         -           -        -
 Net change in intercompany
  balances                     6,747   (6,747)
                            --------  ----------   ---------- ------- --------
  Net cash provided by
   financing activities          -     (6,747)     (10,208)      -    (16,955)
                            --------  ----------   ---------- -------  -------
Net increase (decrease) in
   cash                          -      2,861         (476)      -      2,385
Effect of exchange rate
 changes on cash                 -       (237)          -        -       (237)
Cash, beginning of period        -        149          901       -      1,050
                            ---------  ---------     --------- ------- -------
Cash, end of period              -     $ 2,773   $     425       -    $ 3,198
                            =========  =========    ========== ======= =======

                                     FORM 10-Q
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      QUALITY CARRIERS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1999 (Unaudited) - (In thousands)

                                      Guarantor  Non-Guaran-          Consol-
                               Parent    Subs     tor Subs   Elim's    idated
                              -------  --------- ----------  ------- ----------
Cash provided by (used for)
Operating activities:
Net income (loss)            $(9,819) $ 7,219     $ 1,089   ($8,308)  $(9,819)
Adjustments for non
 cash charges                  9,819   30,438       2,822       -      43,079
Changes in assets/liabilities    -    (36,596)     (2,388)    8,308   (30,676)
                             -------- ---------  ---------  --------  --------
 Net cash provided by
  operating activities           -      1,061       1,523       -       2,584
Investing activities:
 Other investments               -        -            -        -          -
 Capital expenditures            -    (15,692)     (2,513)      -     (18,205)
 Proceeds from asset
   dispositions                  -     13,103         481       -      13,584
 Other                           -       (270)                  -        (270)
                             -------- ---------   ---------  -------- -------
  Net cash used for investing
        activities               -     (2,859)     (2,032)      -      (4,891)
Financing activities:
 Proceeds from issuance of
  long term debt              5,870       -           816        -      6,686
 Payment of obligations          -     (3,974)        (68)       -     (4,042)
 Issuance of common stock       227        -           -         -        227
 Recapitalization expenditures
 Other                                   (222)                   -       (222)
 Net change in intercompany
  balances                   (6,097)    6,097
                            --------  ----------   ---------- -------  -------
  Net cash provided by
   financing activities          -      1,901         748      -        2,649
                            --------  ----------   ---------- ------- -------
Net increase (decrease) in
   cash                          -        103         239      -          342
Effect of exchange rate
 changes on cash                 -          -         (94)     -          (94)
Cash, beginning of period        -       (721)        806      -           85
                            ---------  ---------   --------- -------   ------
Cash, end of period              -    $  (618)     $  951      -       $  333
                            =========  =========   ========= =======  =======


                                  FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                    QUALITY DISTRIBUITION, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
            THIRD QUARTER 2000 COMPARED TO THE THIRD QUARTER 1999

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

For the quarter ended September 30, 2000, revenues totaled $142.0 million, a 4.9% decrease from revenues of $149.3 million for the same period in 1999. This decrease is attributable to reduced trucking volume of $10.4 million plus a decrease of $0.8 million due to the absence of Leaman Logistics, offset by an increase of $3.9 million related to the contractual implementation of fuel surcharges.

For the quarter ended September 30, 2000, operating income totaled $7.2 million, an increase of $5.0 compared to $2.2 million for the same period in 1999. Current year operating income was negatively impacted by a $2.1 million restructuring charge, relating to severence for former employees. Absent this charge operating income would have been $9.3 million.

The prior year income included a $4.7 million one time depreciation charge recorded to adjust the estimated usefull life of revenue equipment, thereby conforming CLC depreciation policies with the Company's and a $2.5 million charge to depreciation and amortization made in 1999 attributable to the reduction in the useful life of acquired computer software. Without these one time charges operating income would have been $9.4 million in 1999.

The operating ratio for the quarter ended September 30, 2000 was 94.9% compared to 98.5 % for the same period in 1999.

Net interest expense decreased slightly to $10.01 million in the quarter ended September 30, 2000, from $10.03 million in the quarter ended September 30, 1999. This decrease is the result of higher interest rates on the variable interest portion of the Company's debt favorably offset by a reduction in debt from September 30, 1999 to September 30, 2000.

The pretax loss for the quarter ended September 30, 2000 totaled $2.8 million compared to a $7.8 million loss for the same period in 1999.

The effective tax rate increased from 34.1% to 105.3% of pretax income or loss due to the relative impact of non-deductable items on the different income or loss amounts.

For the quarter ended September 30,2000, the Company's net loss was $5.8 million compared with a $5.2 million loss for the same period last year.

Basic weighted average shares outstanding remained the same at 2,014,000 in the third quarter of 1999 and 2000. As of September 30, 2000, a total of 2,013,649 shares were outstanding.

                 QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITION AND RESULTS OF OPERATIONS

              NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO

                    NINE MONTHS ENDED SEPTEMBER  30, 1999

For the nine months ended September 30, 2000, revenues totaled $440.3 million, a slight decrease over revenues of $440.7 million for the same period in 1999. This decrease is attributable to reduced trucking volume of $8.0 million plus a decrease of $3.7 million due to the absence of Leaman Logistics, offset by an increase of $10.6 million relating to the contractual implementation of fuel surcharges.

For the nine months ended September 30, 2000, operating income totaled $27.9 million, an increase of $13.7 million compared to $14.2 million for the same period in 1999. This increase is primarily due to the $11.3 million one time charge in 1999 recording depreciation and amortization attributable to the reduction in useful life of acquired computer software used in the trucking operation and the $4.7 million one time charge to adjust the usefull live of revenue equipment in order to conform the depreciation policies of the Company and CLC. The current year was negatively impacted by a restucturing charge of $2.1 million.

The operating ratio for the nine months ended September 30, 2000 was 93.7% compared to 96.8% for the comparable prior year period.

Net interest expense increased to $30.2 million for the nine months ended September 30, 2000, from $29.5 million for the nine months ended September 30, 1999. This increase is the result of higher interest rates on the variable interest portion of the Company's debt favorably offset by a reduction in average debt levels during the nine months ended September 30, 2000 compared to the average debt levels during the nine months ended September 30, 1999.

The pretax loss for the nine months ended September 30, 2000 totaled $2.3 million compared to a loss of $15.2 million for the same period in 1999.

The effective tax rate increased from 35.4 % to 152.0 % due to the relative impact of non-deductablle items on the different pretax income or loss amounts.

For the nine months ended September 30, 2000, the Company's net loss, was $5.9 million compared with a loss $9.8 million for the same period last year.

Basic weighted average shares outstanding year to date increased from 2,011,000 in 1999 to 2,014,000 in 2000.

                                   FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

                QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES




Liquidity and Capital Resources



The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions.

Net cash provided by operating activities totaled $30.6 million for the nine months ended September 30, 2000, versus $2.6 million for the same period in 1999. This difference is due largely to the increase in accounts receivable which occured in the prior year.

Cash used by investing activities totaled $11.2 million for the nine month period ended September 30, 2000, compared to $4.9 million used for the comparable 1999 period. This decrease was the result of lower proceeds from asset dispositions, principally Leaman Logistics, offset by reduced capital expenditures year to date in 2000. Capital was used primarily to acquire additional revenue equipment to expand the Company's operations.

Cash used in financing activities totaled $17.0 million during the nine month period ended September 30, 2000, compared to $2.6 million provided in the the comparable period in 1999. This difference is due to the increased payment of debt obligations combined with reduced borrowing in 2000.

The Company has a $285,000,000 credit facility with a group of banks maturing at various times from June of 2004 to 2006. Additionally, the Company has a revolving credit facility in the amount of $75.0 million until June 9, 2004. As of September 30, 2000, the Company has available $67.7 million under this revolving credit facility. The Company also has $100.0 million in 10% senior subordinated notes due in 2006 and $40.0 million in floating interest rate subordinated term securities also due in 2006.

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

ITEM 6.  (a) Exhibits:  27 Financial Data Schedule (for SEC use only)


         (b) Reports on Form 8-K: None

                                  Signatures






                                           QUALITY DISTRIBUTION, INC.
                                 -------------------------------------------


NOVEMBER 13, 2000                           /S/ THOMAS L. FINKBINER
                                 -------------------------------------------
                                     THOMAS L. FINKBINER, (CEO, PRESIDENT)
                                         (DULY AUTHORIZED OFFICER)


NOVEMBER 13, 2000                          /S/ DENNIS R. FARNSWORTH
                                 -------------------------------------------
                                     DENNIS R. FARNSWORTH (SR.VP.FINANCE)
                                       (PRINCIPAL FINANCIAL OFFICER)