Form 10-K405
period 2000-12-31
QUALITY DISTRIBUTION INC
filed 2001-03-27
CIK 922863

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

COMMISSION FILE NUMBER  0 - 24180


                           Quality Distribution, Inc.
           (Exact Name of the Registrant as Specified in its Charter)


                FLORIDA                                        59-3239073
    (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                        Identification No.)


                            3802 Corporex Park Drive
                              Tampa, Florida 33619
               (Address of principal executive offices)(zip code)


              Registrant's telephone number, including area code:
                                  813-630-5826


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 31, 2000, there were 2,020,552 outstanding shares of the Registrant's Common Stock, $0.01 par value.

Documents Incorporated by Reference: None.

PART I

Item 1.       BUSINESS

GENERAL

              Quality Distribution, Inc. ("QDI", formerly known as MTL, Inc.) is the largest bulk tank truck carrier in the United States based on revenues. Through a network of 152 terminals located across the United States and Canada, we transport a broad range of chemical products and provide our customers with supplementary transportation services such as dry bulk hauling, transloading, tank cleaning, third-party logistics, intermodal services and leasing. Many of the chemical and chemical-related consumer products we transport require specialized trailers and experienced personnel for safe, reliable and efficient handling. We are a core carrier for many of the Fortune 500 companies who are engaged in chemical processing, including Dow Chemical, The Procter & Gamble Company, Union Carbide, Allied Signal, DuPont and PPG Industries.

              In addition to our own fleet operations, we use affiliates and owner-operators. Affiliates are independent companies that, through comprehensive contracts with us, operate their terminals exclusively for us. Owner-operators are independent contractors who, through contracts with us, supply one or more tractors and drivers for our own or our affiliate's use. Management believes that the use of affiliates and owner-operators results in a more flexible cost structure, increases our asset utilization and increases return on invested capital. QDI is a holding company and operates principally through three main transportation subsidiaries, Quality Carriers, Inc ("QCI"), Transplastics ("TPI"), and Levy Transport, Ltee ("Levy") and Quala Systems, Inc. ("QSI") a nation-wide tankwash company. Through the principal transportation subsidiaries, as of December 31, 2000, we operated 7,526 trailers, of which 6,551 were owned or leased by us, and 3,491 tractors, of which 822 were owned or held directly under lease by us.

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

              The for-hire tank truck industry is highly fragmented and we believe it consists of in excess of 200 tank truck carriers, with the top five carriers representing approximately $1.4 billion or approximately 24% of estimated 2000 for-hire tank truck industry revenues. The industry continues to experience consolidation. We believe such consolidation is primarily the result of economies of scale in the provision of services to a larger customer base, cost-effective purchasing of equipment, supplies and services by larger companies, and the decision by many smaller, capital constrained operators to sell their trucking businesses rather than make substantial investments to modernize their fleets. As a result of our leading market position and decentralized operating structure, we believe we are well positioned to benefit from these current industry trends.

DEVELOPMENT OF OUR COMPANY

              QCI was founded in 1965. QDI is a holding company, and operates principally through its transportation subsidiaries. We have grown over the past five years from 53 terminals to 152 terminals and have expanded our area of geographic coverage. Much of this growth has been accomplished through strategic acquisitions. We plan to continue to grow both our core business and the variety of services we provide to our customers.

              On June 9, 1998, Sombrero Acquisition Corp., a Florida Corporation and wholly owned subsidiary of Apollo, merged with and into QDI with QDI as the surviving corporation. In this merger, the holders of the outstanding shares of common stock of QDI, other than certain exempted shares, received $40 in cash for each share of the common stock of QDI held. The total consideration that was paid to shareholders of QDI in connection with the merger consisted of $194.6 million and included payments to holders of certain options of QDI, net of the option exercise proceeds, and the implied value of shares which were retained by management. We treated such merger as a recapitalization for accounting purposes. Immediately following the merger, Apollo owned 85.4% of the company's common shares, certain other investors owned 4.4%, and management of QDI owned approximately 10.2% of the common stock of QDI. Immediately following such merger, on a fully diluted basis, Apollo owned 76.9%, certain other investor owned 4% and management of QDI owned 19.1% of the common stock of QDI.

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

              Our major domestic, direct and indirect subsidiaries, excluding Bulknet, have guaranteed our borrowings under the new credit agreement and CLC and its subsidiaries have executed a supplemental indenture to become guarantors of the notes pursuant to the terms of the indenture.

              The CLC merger, the related tender offer for certain notes of CLC, the refinancing of the credit agreement in connection with such transactions, the preferred and common equity investments made in connection with the acquisition of CLC and the related borrowings under the new credit agreement are collectively referred to as the "CLC Transactions."

SERVICES PROVIDED

BULK TRANSPORTATION SERVICES

              QDI is primarily engaged in the business of bulk transportation of liquid and dry chemical products. Business services are provided through Company-owned and affiliate terminals. As of December 31, 2000, 57 of 152 locations were affiliate terminals. Owner-operators are relied upon heavily to fulfill tractor needs at Company and affiliate terminals. QDI believes the combination of the affiliate program and the emphasis on the use of owner-operators results in an efficient and flexible operating structure that provides superior customer service.

AFFILIATE PROGRAM

              Affiliates are established and maintained as independent companies to preserve the entrepreneurial motivation common to small businesses. Each affiliate enters into a comprehensive contract with us pursuant to which the affiliate is required to operate its terminal(s) exclusively for and on behalf of the company. Each affiliate is supported by our corporate staff and is linked via computer to our central management information system located at our Tampa, Florida headquarters. Affiliate facilities are frequently staffed and managed by former QDI employees with the operating experience and management capability to be an effective affiliate.

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

              Affiliates predominantly operate under the marketing identity of Quality Carriers and typically receive a percentage of gross revenues from each shipment they transport. Affiliates are responsible for their own operating expenses. We pay our affiliates weekly on the basis of completed billings to customers. We collect all accounts receivable and deduct any amounts advanced for fuel, insurance, or other miscellaneous expenses, including charges, as applicable, for QDI's tank trailers, from these weekly billing settlements.

              Contracts with affiliates typically carry a one-year term, renewable on an annual basis unless terminated by either party. Contracts between ourselves and our affiliates also contain restrictive covenants that prohibit affiliates from competing directly with us in a specific geographic area for a period of one year following termination of a contract. In addition, we require our affiliates to meet certain operating and financial disclosure standards.

              Affiliates engage their own drivers and personnel as well as utilize the services of owner-operators who must meet our operating standards. The affiliate assumes all operating expenses such as fuel, licenses, fuel taxes and tank cleaning. However, we reimburse affiliates for certain expenses passed through to our customers, such as fuel surcharges, tolls and scaling charges.

             Affiliates are required to pay for their own workers' compensation coverage, which must meet both QDI and statutory coverage levels. Affiliates retain responsibility for liabilities up to a contractual amount per incident arising from accidents, spills or contamination incurred while transporting a load. Liability beyond the obligations of the affiliate is the responsibility of QDI or its insurer. We make additional insurance coverage available to our affiliates for physical damage, running a tractor without a trailer, health and life, and garage-keepers insurance for additional fees.

DRIVERS AND OWNER OPERATORS

              At December 31, 2000 we utilized 3,422 drivers. Of this total there were 2,121 owner operators, 612 affiliate company drivers and 689 company drivers.

OWNER-OPERATORS

              Affiliates and QDI terminals extensively utilize owner-operators. Owner-operators are independent contractors who, through a contract with QCI, supply one or more tractors and drivers for QDI or affiliate use. QDI retains owner-operators under contracts generally terminable by either party upon short notice. However, they may be terminated immediately under certain circumstances. All owner operator equipment is leased to QDI.

              Owner-operators are compensated on the basis of a fixed percentage of the revenue generated from the shipments they haul. The owner-operator pays all operating expenses such as fuel, insurance, maintenance, and highway use taxes. However, we reimburse owner operators for certain expenses passed through to our customers, such as fuel surcharges, tolls and scaling charges. QDI attempts to enhance the profitability of our owner-operators through purchasing programs that take advantage of our significant purchasing power. Programs cover such operating expense items as fuel, tires and insurance.

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

DRIVER RECRUITMENT AND RETENTION

              QDI and its affiliates dedicate significant resources to recruiting and retaining owner-operators and Company drivers. Company drivers and owner-operators are hired in accordance with specific guidelines regarding safety records, driving experience and a personal evaluation of our staff. We employ only qualified tank truck drivers with a minimum of two years of over-the-road, tractor-trailer experience. These drivers are required to attend a rigorous training program conducted at one of our five safety schools.

              Driver recruitment and retention is one of the primary focuses for all operations personnel. Each terminal manager has direct responsibility for hiring drivers. QDI uses many of the traditional methods of driver recruitment and in 2000 QDI began using many newer methods of driver recruitment, including the use of the internet and the implementation of the President's Team.

              The President's team is a group consisting of up to ten of our very best drivers, whose mission it is to recruit and retain drivers. The equipment utilized by the President's Team distinguishes these drivers, thereby providing another tool in our driver recruiting efforts. The President's Team maintains contact with new candidates throughout the hiring process. They also provide insight relating to the issues that our current drivers and owner operators feel are important.

OTHER PERSONNEL

              QDI employs 873 other support personnel. These include 254 employed at our corporate office in Tampa, FL. Our field operations consist of 619 employees; 118 mechanics, 187 tank cleaners and 314 other support, clerical and administrative personnel.

              Where appropriate, the field management is responsible for hiring mechanics, customer service and tank wash personnel. We provide our employees with health, dental, vision, life, and other insurance coverage subject to certain premium sharing and deductible provisions. These and other insurance programs are available to affiliates and owner-operators for a fee.

UNION LABOR

              As of December 31, 2000, we had 368 employees in trucking, maintenance or cleaning facilities and approximately 70 employees of three affiliate terminals who were members of the International Brotherhood of Teamsters.

CUSTOMER SERVICE AND QUALITY ASSURANCE

              Our Quality Assurance Program is designed to enable the achievement of superior customer service through the development and implementation of standardized operating procedures for each area within QDI. This includes marketing and contracts, dispatch and terminal operations, safety, driver hiring and training, trailer operations, tractor operations, procedures for administrative functions, payroll and settlement, insurance, sales, data processing, and fuel tax and permits.

              In the year 2000, QDI implemented an Internal Audit Group. It is the responsibility of this group to audit all phases of our day to day business to provide management with feedback on the level of compliance to Standard Operating Procedures.

              We have also implemented a Quality Corrective Action procedure that is intended to identify, document and correct safety and service non-conformance. This procedure collects non-conformance data so that all levels of the organization can better understand where processes breakdown causing a non-conformance. This information is also reported back to many of our customers in the form of monthly service reporting. Service reporting is required by an increasing number of chemical shippers.

MOBILE COMMUNICATIONS

              Over 50% of our entire tractor fleet, is equipped with the OmniTRACS(R) mobile satellite communications system. This system provides continuous monitoring and two-way communications with tractors in transit. The information generated by this system is used to track load status, optimize the use of drivers and equipment and respond to emergency situations.

              In 2000 QDI began testing alternative options to the OmniTRACS(R) system in an effort to insure competitiveness and cost efficiency. Additionally, QDI has begun testing TrailerTRACS(R) in order to provide tracking of the QDI trailer fleet.

LEASING

              QDI leases tractors and trailers to affiliates and other third parties, including shippers and believes the leasing program is one of the largest in the industry. Tractor lease terms range from 12 to 60 months and may include a purchase option. Trailer lease terms range from 1 to 84 months and do not include a purchase option.

TANK WASH OPERATIONS

              To maximize equipment utilization, we rely on 40 QDI and 5 affiliate tank wash facilities, as well as the services of other commercial tank wash facilities located throughout our operating network. Our Company and affiliate facilities allow us to generate additional tank washing fees from non-affiliated carriers and shippers. Management believes that the availability of these facilities enables us to provide an integrated service package to our customers and minimize the risk of cost escalation associated with reliance on third party tank wash vendors.

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

CAPACITY MANAGEMENT SYSTEMS

              We provide load brokerage services in order to enhance our ability to handle our customers' trucking requirements. To the extent that we do not have the equipment necessary to service a particular shipment, we will broker the load to another carrier, thereby meeting the customer's shipping needs and generating additional revenues for us. Through our relationship with over sixty independent bulk carriers, we can assure timely response to customer needs.

BULKNET

              We have developed an internet-based system to handle individual loads that allows shippers to place orders over the internet to a group of qualified carriers. Carrier selection criteria can be dictated by the shipper based upon carrier availability, cost, and other parameters of greatest importance to the shipper. The system is intended to streamline shipper and carrier communication and order acceptance by providing a uniform methodology to handle shipper and carrier requirements.

TRACTORS AND TRAILERS

              As of December 31, 2000, Quality Distribution operated a fleet of 7,526 tank trailers. The majority of these tanks are single compartment, chemical-hauling trailers. The balance of the fleet is made up of multi-compartment trailers, dry bulk trailers, and special use equipment. The chemical transport units typically have a capacity between 5,000 to 7,000 gallons and are designed to meet DOT specifications for transporting hazardous materials. Each trailer is designed for a useful service life of 15 to 20 years, though this can be greatly extended through upgrades and modifications.

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

              As of December 31, 2000, we operated 3,491 tractors including 851 that were operated by our drivers, 1,997 that were operated by independent contractors, and 643 that were operated by affiliate drivers.

              In 2000, we entered into a purchase agreement with Mack Trucks, Inc. of Allentown, PA to purchase 100 new tractors. This included 61 sleeper cabs, model CX613 and 39 daycabs, model CH613. Delivery of these units began in October 2000 and carried over into 2001. Each of these tractors is equipped with a satellite communication system. By standardizing with one manufacturer, we expect to reduce mechanic training and parts inventory costs.

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

              The following table shows the age of trailers and tractors we operated that were in service as of December 31, 2000. All numbers are approximated as of such date:


TRAILERS                   < 3 YRS        3-5 YRS        6-10 YRS      11-15 YRS      16-20 YRS       > 20 YRS        TOTAL
                           -------        -------        --------      ---------      ---------       --------       -------

COMPANY                        184          1,080          1,136          1,952            838          1,361          6,551
AFFILIATE                      163            272            155            118             56             91            855
SHIPPER                          6             18             46              4             21             25            120
                           -------        -------        -------        -------        -------        -------        -------
Total                          353          1,370          1,337          2,074            915          1,477          7,526


TRACTORS                   < 3 YRS        3-5 YRS       6-10 YRS      11-15 YRS      16-20 YRS       > 20 YRS         TOTAL
                           -------        -------       --------      ---------      ---------       --------       --------
COMPANY                        132            356            212            100             18              4            822
AFFILIATE                      346            188             72             14              1              0            621
OWNER OPERATORS                638            721            496            158             22             13          2,048
                           -------        -------        -------        -------        -------        -------        -------
Total                        1,116          1,265            780            272             41             17          3,491

(1) Age based upon original date of manufacture, trailer may be substantially refurbished or re-manufactured.

MARKETING

              We conduct our marketing activities at both the national and local levels. We employ geographically dispersed sales managers who market our services primarily to national accounts. These sales managers have extensive experience in marketing specialized tank truck transportation services. The corporate sales staff also concentrates on developing dedicated logistics opportunities. Our senior management is actively involved in the marketing process, especially in marketing to national accounts. In addition, significant portions of our marketing activities are conducted locally by our terminal managers and dispatchers who act as local customer service representatives. These managers and dispatchers maintain regular contact with shippers and are well positioned to identify the changing transportation needs of customers in their respective geographic areas.

CUSTOMERS

              Our client base consists of customers located throughout North America, including many Fortune 500 companies, such as Dow Chemical, Procter & Gamble, Union Carbide, PPG Industries, and DuPont. During 2000, no single customer accounted for more than 7.5% of our total revenues. For the fiscal year ended December 31, 2000, QDI's 10 largest customers accounted for 27.3%, of revenues.

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

              Over 50% of our tractor fleet, including both our owned, affiliate-owned and owner-operator owned tractors, are equipped with OmniTRACS(R) mobile satellite communications systems which provide continuous monitoring and two-way communications with tractors in transit. This information is used to track load status, optimize the use of drivers and equipment and respond to emergency situations.

ADMINISTRATION

              QDI operates 152 facilities throughout the United States, Canada and Mexico. The 95 Company and 57 affiliate terminals operate as separate profit centers and terminal managers are responsible and accountable for most operational decisions. Effective supervision requires maximum personal contact with customers and drivers. Therefore, to accomplish mutually defined operating objectives, the functions of customer service, dispatch and general administration typically rest within each terminal. Cooperation and coordination is further encouraged by the Company backhaul policy.

              From the corporate offices in Tampa, FL, management constantly monitors each terminal's operating and financial performance, safety and training record and customer service effort. Terminal managers ensure the terminal remains in strict compliance with safety, maintenance, customer service and other operating procedures. Senior corporate executives and safety department personnel conduct unannounced visits to verify terminal compliance. QDI strives to achieve uniform service and safety at all Company and affiliate terminals, while simultaneously affording terminal managers the freedom to focus on generating business in their region. The Company has initiated a comprehensive internal audit function, to ensure compliance with company procedures and policy.

COMPETITION

              The tank truck business is extremely competitive and fragmented. We compete primarily with other tank truck carriers and private carriers in various states. With respect to certain aspects of our business, we also compete with intermodal transportation and railroads. Intermodal transportation has increased in recent years as reductions in train crew size and the development of new rail technology have reduced costs of intermodal shipping.

              Competition for the freight transported by us is based primarily on rates and service. Management believes that we enjoy significant competitive advantages over other tank truck carriers because of our low fixed cost structure, overall fleet size, national terminal network and tank wash facilities.

             Our largest competitors are Trimac Transportation Services Ltd., Matlack Systems, Inc., Schneider National, Inc, and Superior Carriers, Inc. There are approximately 195 other recognized tank truck carriers, most of whom are primarily regional operators.

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

              We employ a safety and insurance staff in excess of 30 professionals. In addition, we employ specialists to perform compliance checks and conduct safety tests throughout our operations. We conduct a number of safety programs designed to promote compliance with rules and regulations and to reduce accidents and cargo claims. These programs include training programs, driver recognition programs, safety awards, an ongoing Substance Abuse Prevention Program, driver safety meetings, distribution of safety bulletins to drivers, and participation in national safety associations.

ENVIRONMENTAL MATTERS

              Our activities involve the handling, transportation, storage, and disposal of bulk liquid chemicals, many of which are classified as hazardous materials, hazardous substances, or hazardous waste. Our tank wash and terminal operations engage in the storage or discharge of wastewater and storm-water that may contain hazardous substances, and from time to time we store diesel fuel and other petroleum products at our terminals. As such, we are subject to environmental, health and safety laws and regulation by U.S. federal, state, local and Canadian government authorities. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. There can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs to us.

              Facility managers are responsible for environmental compliance. Self-audits along with audits conducted by our internal audit staff are required to address operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities, and wastewater management. We also contract with an independent environmental consulting firm that conducts periodic, unscheduled, compliance assessments which focus on conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. Our relationship to our affiliates could, under certain circumstances, result in our incurring liability for environmental contamination attributable to an affiliate's operations, although we have not incurred any material derivative liability in the past. Our environmental management program has been extended to our affiliates.

              Our wholly-owned subsidiary, Quality Carriers, Inc., is staffed with environmental experts who manage our environmental exposure relating to historical operations and develop policies and procedures, including periodic audits of our terminals and tank cleaning facilities, in an effort to avoid circumstances that could lead to future environmental exposure.

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

              We have also been named a "potentially responsible party," or have otherwise been alleged to have some level of responsibility, under CERCLA or similar state laws for cleanup of off-site locations at which our waste, or material transported by us, has allegedly been disposed of. We have asserted defenses to such actions and have not incurred significant liability in the CERCLA cases settled to date. While we believe that we will not bear any material liability in any current or future CERCLA matters, there can be no assurance that we will not in the future incur material liability under CERCLA or similar laws. See certain considerations - Environmental Risk Factors for a discussion of certain risks of our being associated with transporting hazardous substances.

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

              In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site at a cost estimated by the EPA to be approximately $7 million. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA's wetlands remedy. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. CLC has finalized a consent decree with the state and federal trustees that will resolve the natural resource damages claims. CLC has also entered into an agreement in principle to reimburse the EPA's past costs in investigating and overseeing activities at the site over a three-year period for which we have established reserves. In addition, the EPA has investigated contamination in site soils. No decision has been made as to the extent of soil remediation to be required, if any.

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

              Other Environmental Matters. CLC has been named as PRP under CERCLA and similar state laws at approximately 40 former waste treatment and/or disposal sites including the Helen Kramer Landfill Site where CLC previously settled its liability. In general, CLC is among several PRP's named at these sites. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York and its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. The Company has also favorably settled a toxic tort claim brought against it and several co-defendants by an uncertified class of Texas claimants. As a result of our acquisition of CLC, we identified other owned or formerly owned properties that may require investigation and/or remediation, including properties subject to the New Jersey Industrial Sites Recovery Act (ISRA). CLC's involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. We have established reserves for liabilities associated with the Helen Kramer Landfill, CLC's facility at Tonawanda, New York and CLC's former facility in Putnam County.

REGULATION

              As a motor carrier, we are subject to regulation. There are additional regulations specifically relating to the tank truck industry, including testing and specifications of equipment and product handling requirements. We may transport most types of freight to and from any point in the United States over any route selected by us. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes may include increasingly stringent environmental regulations, changes in the hours-of-service regulations which govern the amount of time a driver may drive in any specific period of time, onboard black box recorder devices or limits on vehicle weight and size. In addition, our tank wash facilities are subject to stringent local, state and federal environmental regulations.

              The Federal Motor Carrier Act of 1980 served to increase competition among motor carriers and limit the level of regulation in the industry. The Federal Motor Carrier Act also enabled applicants to obtain Interstate Commerce Commission ("ICC") operating authority more readily and allowed interstate motor carriers such as ourselves greater freedom to change their rates each year without ICC approval. The law also removed many route and commodity restrictions on the transportation of freight. A series of federal acts, including the Negotiated Rates Act of 1993, the Trucking Industry Regulatory Reform Act of 1994 and the ICC Termination Act of 1995, further reduced regulation applicable to interstate operations of motor carriers such as ourselves, and resulted in transfer of interstate motor carrier registration responsibility to the Federal Highway Administration of DOT. On February 13, 1998, the Federal Highway Administration published proposed new rules governing registration to operate by interstate motor carriers. To this point in time adopted changes have not adversely affected interstate motor carrier operations. During 1999, the Federal Motor Carrier Safety Improvement Act of 1999 took effect establishing the Federal Motor Carrier Safety Administration effective January 1, 2000. This agencies principal assignment is to regulate and maintain safety within the ranks of motor carriers.

              Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. To a large degree, intrastate motor carrier operations are subject to safety and hazardous material transportation regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations mandate drug testing of drivers. To date, the DOT's national commercial driver's license and drug testing requirements have not adversely affected the availability of qualified drivers to us. Alcohol testing rules were adopted by the DOT in February 1994 and became effective in January 1995 for employers with 50 or more drivers. These rules require certain tests for alcohol levels in drivers and other safety personnel. These rules have not adversely affected the availability of qualified drivers.

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

RECENT DEVELOPMENTS

              Effective November 8, 2000, Elton E. Babbitt agreed to sell his QDI common shares to the Company. These shares will be repurchased in increments over the 24 month period starting December 15, 2000.

              In January 2001, we reached an agreement with a CLC preferred shareholder to repurchase preferred shares of CLC for the stated value of $2.6 million plus associated costs.

ITEM 2.       PROPERTIES

              As of December 31, 2000, QDI's operating facilities were located in the following cities:


QCI OPERATED                            QSI                          TPI                           AFFILIATE OPERATED

Albany, NY                              Albany, NY **                Chicago, IL **                Alexandria, LA
Appleton, WI                            Atlanta, GA                  Columbus, OH                  Ashtabula, OH
Atlanta, GA **                          Augusta, GA **               East Rutherford, NJ **        Augusta, GA **
Atlanta, GA **                          Barberton, OH **             Essexville, MI **             Augusta, GA **
Augusta, GA **                          Branford, CT **              Greer, SC **                  Austin, MN **
Baton Rouge, LA                         Bridgeport, NJ **            Laredo, TX **                 Barberton, OH **
Branford, CT **                         Channelview, TX              Montreal, Canada **           Baton Rouge, LA
Bridgeport, NJ **                       Charleston, SC **            North Haven, CT               Beaumont, TX
Calvert City, KY **                     Chattanooga, TN **           Palmer, MA **                 Bessemer, AL
Carteret, NJ                            Clute, TX **                 Port Arthur, TX **            Bristol, PA
Castleton, VT                           Friendly, WV **              Saddle Brook, NJ              Chattanooga, TN **
Charleston, SC **                       Garden City, GA              Sarnia, Canada                Chattanooga, TN **
Chesnee, SC **                          Hayward, CA                  South Point, OH               Chesapeake, VA **
Chester, SC **                          Houston, TX **                                             Chesapeake, VA **
Clute, TX **                            Kalamazoo, MI **                                           Columbus, OH
Concord, NC **                          Lansing, IL                                                Custer City, PA
Coteau du Lac, QUE **                   Louisville, KY                                             Danville, IL
Fall River, MA **                       Luling, LA                                                 Dumfries, VA
Follansbee, WV                          Memphis, TN **                                             Fairfield, OH **
Friendly, WV **                         Midland, MI **                                             Fairforest, SC
Geneva, NY                              Newark, NJ **                                              Fayetteville, NC **
Greenup, KY                             Pedricktown, NJ                                            Ft. Worth, TX **
Hayward, CA                             Rahway, NJ                                                 Garden City, GA
Houston, TX **                          Rock Hill, SC **                                           Gary, IN **
Kalamazoo, MI **                        Savannah, GA **                                            Glennmoore, PA
Kelso, WA                               South Gate, CA **                                          Hagerstown, MD
Lansing, IL                             St. Albans, WV                                             Houston, TX **
Ludington, MI **                        St. Gabriel, LA **                                         Jacksonville, FL
Memphis, TN **                          Tonawanda, NY **                                           Joliet, IL **
Mexico                                  Wilmington, NC **                                          Lake Charles, LA
Midland, MI **                                                                                     Lansing, IL
Montreal Canada **                                                                                 Lexington, NC **
Morgantown, WV **                                                                                  Lima, OH
Murdochville, Canada                                                                               Louisville, KY
Nazareth, PA                                                                                       Luling, LA
Newark, NJ **                                                                                      Mediapolis, IA
Oakville, ON                                                                                       Memphis, TN **
Orlando, FL                                                                                        Memphis, TN **
Pedricktown, NJ                                                                                    Narrows, VA **
Pointe-aux Trembles, Canada                                                                        New Castle, DE **
Quebec City, Canada                                                                                New Castle, DE **
Sarnia, Canada                                                                                     New Castle, DE **
South Gate, CA **                                                                                  Niagara Falls, NY
South Point, OH                                                                                    Ostrander, OH **
St. Albans, WV                                                                                     Owensboro, KY
St. Gabriel, LA **                                                                                 Oyster Creek, TX **
Summit, IL **                                                                                      Parker, PA **
Tonawanda, NY **                                                                                   Pasadena, TX
Ville Becancour, Canada **                                                                         Pleasant Prairie, WI **
Walbridge, OH                                                                                      Roanoke, VA
Waterford, NY                                                                                      St. Gabriel, LA **
Whistler, AL **                                                                                    St. Louis, MO
                                                                                                   Tampa, FL
                                                                                                   Triadelphia, WV
                                                                                                   Tucker, GA
                                                                                                   Williamsport, PA**
                                                                                                   Wilmington, NC**


**       Indicates the terminal is owned by the company

              In August 1996, we entered into a modified affiliate relationship with Transportes Especializados Antonio de la Torre e Hijos, S.A. de C.V. and operates from its two terminals in Guadalajara and Mexico City, Mexico.

              In addition to the properties listed above, we also own property in Macomb, Mississippi; Atwater, OH; Security, MD; Croydon, PA; Syracuse, NY; Hartford, WI; a tank wash facility in Philadelphia, PA and a jointly owned 3-acre vacant land parcel in Ruskin, Florida.

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

              The consolidated financial information set forth below for and as of each of the years in the five-year period ended December 31, 2000 has been derived from our audited consolidated financial statements.

                                                                     Year Ended December 31,
                                           -------------------------------------------------------------------------
                                              1996            1997            1998            1999            2000
                                           ---------       ---------       ---------       ---------       ---------
                                                                     (dollars in thousands)
INCOME STATEMENT DATA

Operating revenues                         $ 235,599       $ 286,047       $ 397,738       $ 586,807       $ 570,785
                                           ---------       ---------       ---------       ---------       ---------

Costs and expenses:
Operating expenses, excluding
     depreciation and amortization           203,487         247,619         343,451         505,520         504,091
Option expense                                    --              --          14,678              --              --
Depreciation and amortization                 13,892          17,335          31,043          62,284          37,044
Interest expense, net                          3,494           3,175          19,791          40,452          40,236
Other expenses (income)                         (214)             39            (164)           (134)            (24)
                                           ---------       ---------       ---------       ---------       ---------

Total costs and expenses                     220,659         268,168         408,799       $ 608,122       $ 581,347
                                           ---------       ---------       ---------       ---------       ---------

Income (loss) before taxes                    14,940          17,879         (11,061)        (21,315)        (10,562)
Provision (benefit) for income taxes           6,103           7,396          (4,047)         (5,906)         31,225
Minority interest                                 --              --             (74)            (21)             --
                                           ---------       ---------       ---------       ---------       ---------

Net income (loss) before
     Extraordinary item                    $   8,837       $  10,483       $  (7,088)      $ (15,430)      $ (41,787)
                                           =========       =========       =========       =========       =========

OTHER DATA
Net cash provided by
     Operating activities                  $  22,304       $  33,832       $  16,596       $   9,169       $  38,192
Net cash used in investing activities        (21,780)        (31,690)       (289,275)         (8,875)        (18,721)
Net cash (used in) provided by
     Financing activities                       (135)         (1,503)        271,413             634         (17,081)
Ratio of earnings to fixed charges              4.1x            4.8x            n.a.            n.a.             n.a.
EBITDA(1,2,3)                                 32,112          38,428          39,609          81,288          66,693
EBITDA without adjustments (1,2)              32,112          38,428          54,287          81,288          76,636
Total assets                               $ 173,604       $ 194,036       $ 583,246       $ 542,241       $ 453,073
Capital expenditures                          20,577          35,121          29,765          25,727          23,079
Number of terminals at end of
     Period                                       70              80             194             171             152
Number of trailers operated at end
     of period                                 3,728           4,148           8,003           7,625           7,526
Number of tractors operated at end
     of period                                 1,649           1,915           3,679           3,943           3,491

CONSOLIDATED BALANCE SHEET DATA
     AT PERIOD END:
Long-term obligations, including
     Current portion                          57,329          55,098         441,331         434,156         416,939
Stockholders' equity (deficit)                68,913          79,532         (48,320)        (64,773)       (110,866)

                  (1) During the year ended December 31, 1998, we incurred a non-recurring expense related to the purchase of options of our stock in connection with the QDI Transactions. Excluding this expense, EBITDA would have been $54.3 million for the year ended December 31, 1998.

                  (2) During the year ended December 31, 2000, we incurred non-recurring charges of $6.7 million related to the prior operations of Chemical Leaman Corp., and $3.2 million of restructuring charges for severance and benefits as part of overall cost reduction efforts. Excluding these non-recurring charges EDITDA would have been $76.6 million for the year ended December 31, 2000.

                  (3) EBITDA represents earnings before extraordinary items, net interest expense, income taxes, depreciation and amortization, minority interest expense and other operating income (expense). EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on a basis of operating performance. EBITDA is not intended to present cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA does not necessarily represent cash flow available for discretionary use by management. See our Consolidated Financial Statements and the related notes appearing elsewhere in this document.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

OVERVIEW

              Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share as opposed to that of our competitors and the amount spent on tank truck transportation as opposed to other modes of transportation such as rail. The volume of shipments of chemical products are in turn affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. Additionally we also provide leasing, tank cleaning, and intermodal services presented as other revenue.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31,1999

              Revenues for 2000 were $570.8 million, a decrease of $16 million or 2.7% from 1999 revenues. The revenue decline was largely attributable to the sharp decrease in demand that began in the third quarter and intensified in the fourth quarter 2000. This decline in demand for bulk transportation services was due to the overall slowing economic conditions in the U.S. chemical industry. Reduced demand also led to aggressive pricing from competitors, especially in the latter half of the year. Prior year results included $3.4 million in revenue from Leaman Logistics, a subsidiary that was sold in September 1999. The 2000 results include $15.7 million of fuel surcharge in response to rising fuel prices.

              We operated 152 terminals at December 31,2000 compared to 171 terminals at December 31,1999. The reduction in the number of terminals is the result of further consolidation of terminals after the 1998 CLC merger, and closing of unprofitable and overlapping terminals and tankwash facilities.

              We operated a total of 7,526 trailers in 2000 compared to 7,625 for year ended December 31, 1999. The company also operated a tractor fleet totaling 3,491 units compared to 3,943 units for year ended December 31, 1999. The decline in tractors, many of which are owned by independent operators, is largely due to lower demand in the latter half of 2000 and driver turnover as well as disposals of older equipment.

              Operating expenses, excluding depreciation and amortization totaled $504.1 million in 2000, a decrease of $1.4 million or 0.2% from 1999. In 2000, we recorded restructuring charges ($3.2 million) and a non-recurring charge related to the prior operation of CLC of $6.7 million. Absent these charges operating expenses would have been $494.2 in 2000. This decrease in operating expenses was largely due to lower volumes in the latter half of 2000 and conversion of company terminals to affiliate operations, which lowered Company driver wages ($2.5 million) and purchased transportation expense for independent contractors ($28.9 million). These decreases were offset by net increases in purchased transportation for affiliates ($32.1 million) due to the conversions and the pass through payments of fuel surcharge. Cost cutting initiatives and the conversion of Company terminals to affiliate operations reduced compensation and benefit expense ($12.1 million), as well as selling and administrative costs ($1.7 million), offset by restructuring charges for severance and benefits for terminated employees recorded in the third ($2.1 million) and fourth ($1.1 million) quarters of 2000. Operating supplies and maintenance increased $1.3 million in 2000. This increase was the result of $2.4 million increase in Company fuel expense due to higher prices and higher waste removal charges at our tankwash facilities ($.3 million), partially offset by the impact of terminal conversions to affiliate operations and maintenance savings from disposal of older equipment. Insurance and claims increased ($1.5 million) as a result of higher than anticipated payments of older claims. Operating results for 2000 were also negatively impacted by a $6.7 million non recurring charge related to the operations of Chemical Leaman Corp. Absent this charge and the restructuring charges operating expenses would have declined 2.2% versus 1999.

              Depreciation and amortization totaled $37.0 million for 2000, versus $42.2 million in 1999. The decrease is attributable to reduced capital expenditures for 2000 ($2.7 million) and the sale of Leaman Logistics in 1999. During 1999 we also had a non-recurring ($20.1 million) charge in accelerated depreciation charges to write-off acquired software no longer being used in the business at year end 1999 and to reflect a change in the estimated useful life of certain revenue equipment.

              Total operating expenses, including depreciation and amortization, as a percentage of revenue decreased to 94.8% of revenue in 2000 compared to 96.8% of revenue in 1999. During 2000 we recorded a non-recurring charge for the operation of Chemical Leaman Corp. ($6.7 million) and restructuring charges ($3.2 million). During 1999, we wrote off acquired software and changed the useful life of certain revenue equipment as described above. Absent these non-recurring items in 2000 and 1999, operating expenses would have totaled $531.2 million, or 93.1% of operating revenues in 2000 compared to $547.7 million or 93.3% of revenue in 1999.

              Interest expense decreased to $40.2 million during 2000 compared to $40.5 million in 1999 as a result of lower average debt balances during 2000, offset by higher interest rates on variable term debt. We paid down $17.3 million dollars of total debt in 2000.

              Income tax expense 2000 was $31.2 million versus an income tax benefit of $5.9 million for 1999. This was primarily due to the establishment of a $30.9 million valuation allowance on net deferred tax assets in 2000 as a result of cumulative tax losses in recent years, as required by SFAS 109.

              Our net loss was $41.8 million for 2000 versus $15.4 million loss in 1999. This increase in the net loss was due almost entirely to the valuation allowance on net deferred tax assets and the non-recurring charges in 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

              Revenues for 1999 were $586.8 million, an increase of $189.1 million or 47.5% over 1998 revenues. The increase in revenues is due to the inclusion of CLC revenues for the full year 1999 compared to only four months during 1998. On a comparable basis, adjusting for the sale of Leaman Logistics in 1999, both load counts and revenue were lower during 1999 than 1998 primarily due to strong rail related revenue in 1998 and the company's decision to exit certain marginally profitable business during the integration process. The company's best estimate is that this has resulted in transportation revenues being approximately $30 million lower during 1999 than 1998. During 1999, transportation revenues accounted for approximately 89% of revenues while supplementary services such as tank cleaning, leasing, freight brokerage and other services accounted for approximately 11% of revenue.

              We operated 171 terminals at December 31, 1999 compared to 194 terminals at December 31, 1998. The reduction in the number of terminals is the result of the integration of CLC transportation subsidiaries Fleet Transport and Chemical Leaman Tank Lines and the elimination of redundant facilities during 1999. We also operated a total of 7,625 trailers at year-end 1999 compared to 8,003 at year-end 1998. The company also operated a tractor fleet totaling 3,943 units at year-end 1999 compared to 3,488 at year-end 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

              Our primary source of liquidity is cash flow from operations and availability under our credit agreement. We generated $16.6 million, $9.2 million and $38.2 million from operating activities in 1998, 1999 and 2000, respectively. The increase in cash provided by operating activities in 2000 reflects the decrease of accounts and insurance receivables during 2000 offset by the payment of severance and termination expenses related to the CLC Transactions during 1999 and payment of environmental liabilities. As of December 31, 2000 we had $67 million available under our current $75 million credit facility.

              Capital expenditures totaled $29.8 million, $25.7 million and $23.1 million in 1998, 1999 and 2000 respectively. As of December 31, 2000 the Company is committed to purchase the balance of the Mack Tractor order of $4.7 million.

              Net cash used in investing activities in 1998, 1999 and 2000 was $289.3 million, $8.9 million, and $18.7 million respectively. The large increase in cash used in investing activities in 1998 was a result of the CLC acquisition. Net cash used in investing activities during 1999 included capital expenditures offset by proceeds from the sale of Leaman Logistics and sale of property and equipment. The year 2000 consisted of capital expenditures net of asset dispositions only.

              Net cash used in financing activities was $17.1 million as a result of paying down our debt in 2000. Net cash provided by financing activities was $271.4 million in 1998 while net cash provided by financing activities in 1999 was $.6 million. The large increase in financing activity in 1998 was due to the issuance of debt related to the QDI Transactions and the CLC Transactions. Cash provided in financing activities in 1999 reflects $8.8 million in principal payments on long-term debt offset by the release of restricted cash associated with the settlement with the former CLC shareholders.

              In June 1998, we underwent a recapitalization, which provided the necessary capital resources to support future growth opportunities. In August 1998, we completed the acquisition of CLC. After giving effect to the QDI Transactions and CLC Transactions, we are capitalized with $140.0 million principal amount of notes, a $360.0 million new credit agreement, $68.0 million in equity investments by Apollo and affiliates of two of the initial purchasers and members of our management and $31.9 million in preferred and common equity investments by certain of our shareholders, including Apollo. The notes are unsecured senior subordinated obligations of QDI, ranking subordinate in right of payment to all existing and future senior debt. Upon consummation of the CLC merger, CLC and its subsidiaries became guarantors of the notes and guarantors under the new credit agreement. The new credit agreement provides for a term-loan facility consisting of a $90.0 million Tranche A Term Loan maturing on June 9, 2004, a seven-year $105.0 million Tranche B Term Loan, an eight-year $90.0 million Tranche C Term Loan and a $75.0 million revolving credit facility available until June 9, 2004. On December 31, 2000 QDI's long term debt, including current maturities was $416.9 Million.

              Our primary cash needs consist of capital expenditures and debt service. We incur capital expenditures for the purpose of maintaining our fleet of owned tractors and trailers, replacing older tractors and trailers, purchasing new tractors and trailers, and maintaining and improving infrastructure, including the integration of the information technology system.

              We have historically sought to acquire smaller local operators as part of our program of strategic growth. Following the CLC merger, we continue to evaluate potential accretive acquisitions in order to capitalize on the consolidation occurring in the industry and expect to fund such acquisitions from available sources of liquidity, including borrowings under the revolving credit facility.

              Our credit agreements include financial covenants which require minimum or maximum ratios to be maintained. As of December 31, 2000, no default existed relative to these covenants. However, continued compliance with these requirements could be effected by changes relating to economic factors, market uncertainties, or other events as described under FORWARD-LOOKING STATEMENTS.

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

Item 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              (a) Financial statements and exhibits filed under this item are listed in the index appearing in Item 13 of this report.

              (b) Quarterly financial information (in thousands except per share amounts).

                                                      1st Qtr           2nd Qtr           3rd Qtr           4th Qtr
                                                     ---------         ---------         ---------         ---------
2000

Operating revenues                                   $ 148,572         $ 149,789         $ 141,961         $ 130,463
Operating income or (loss)                               9,717            10,981             7,200             1,752
Income or (loss) before taxes                             (432)              973            (2,798)           (8,305)
Net income or (loss) attributable to
common stockholders                                       (576)             (240)           (6,184)          (36,532)
Diluted net income or (loss) per common share            (0.29)             (.12)            (3.07)           (18.11)

1999

Operating revenues                                   $ 144,513         $ 146,911         $ 149,256         $ 146,127
Operating income or (loss)                               4,070             7,964             2,186             4,783
Income or (loss) before taxes                           (5,665)           (1,670)           (7,821)           (6,159)
Net income or (loss) attributable to
common stockholders                                     (3,970)           (1,487)           (5,565)           (5,852)
Diluted net income or (loss) per common share            (1.98)            (0.74)            (2.76)            (2.89)

1998

Operating revenues                                   $  72,379         $  76,243         $ 106,843         $ 142,273
Operating income or (loss)                               5,354            (7,408)            5,282             5,338
Income or (loss) before taxes                            4,593            (9,936)           (1,302)           (4,416)
Net income or (loss) attributable to
common stockholders                                      2,709            (6,416)           (3,397)           (3,642)
Diluted net income or (loss) per common share             0.57             (1.67)            (1.84)            (1.82)

              Fluctuations in the second, third and fourth quarters of 1998 are primarily due to our recapitalization on June 9, 1998 and acquisition of CLC on August 28, 1998. The fourth quarter 2000 includes the charge to income tax expense resulting from the establishment of the tax asset valuation reserve. Additionally, the third quarter of 2000 contains a non-recurring charge of $2.1 million and the fourth quarter of 2000 contains non-recurring charges totaling $7.8 million.

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

              We currently have approximately $316 million of variable interest debt. We have entered into interest rate swap agreements designated as a partial hedge of our portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. At December 31, 2000 and 1999, we had interest rate swaps with a notional amount of $65 million and $100 million. The notional amounts do not represent a measure of exposure of the Company. The Company will pay the counterparties interest at a fixed rate ranging from 5.41% to 5.48%, and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at December 31, 1999 was 5.51% and at December 31, 2000 was 6.715%. These agreements mature and renew every three months and expire on September 2, 2001. A 10% fluctuation in interest rates would have a $2.5 million impact net of interest rate swap agreements, on future annual earnings.

              We have entered into short-term foreign currency agreements to exchange US dollars (US $6.0 million) for Canadian dollars (CN $8.9 million). The purpose of these agreements is to hedge against fluctuations in foreign currency exchange rates. We are required to make US dollar payments at fixed exchange rates ranging from 1.47 to 1.48, and as such the market risk based upon a 10% fluctuation in the exchange rate is immaterial.

              On February 26, 2001, we entered into new swap agreements on $30 million and $100 million of our variable interest rate debt. These swaps are designated as partial hedges. The Company will pay counterparties interest at fixed rates of 4.96% and 5.155%. The latter rate is retroactive to January 1, 2001. Counterparties will pay the Company interest at a variable rate equal to Libor. These agreements mature and renew every three months and mature on August 1, 2002 and July 2, 2002, respectively.

              On March 21, 2001, we entered into a new swap agreement on $30 million of our variable interest rate debt. This swap is designated as a partial hedge. The Company will pay counterparties interest at a fixed rate of 4.765%. Counterparties will pay the Company interest at a variable rate equal to Libor. These agreements mature and renew every three months and mature on September 22, 2002.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding the directors and executive officers of QDI as of December 31, 2000:

NAME                                 AGE        POSITION WITH QDI
--------------------------------     ------     -------------------------------------------------
Charles J. O'Brien                   62         Director, Chairman of the Board
Thomas L. Finkbiner                  48         Director, President, Chief Executive Officer
Dennis R. Farnsworth                 48         Senior Vice President and Chief Financial Officer
Doug B. Allen                        48         Senior Vice President and Chief Operating Officer
Bo T. Leslie                         45         Senior Vice President Sales and Marketing
Keith J. Margelowsky                 45         Senior Vice President of Performance Planning
Michael A. Grimm                     53         Executive Vice President - Affiliate Relations
Richard J. Brandewie                 46         Director, Executive Vice President
Joshua J. Harris                     35         Director
Michael D. Weiner                    47         Director
Robert A. Katz                       33         Director
Marc J. Rowan                        37         Director
John H. Kissick                      57         Director
Philip J. Ringo                      57         Director
Marc E. Becker                       28         Director
Donald C. Orris                      59         Director

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

         DENNIS R. FARNSWORTH has been employed by QDI since April 2000 as its Senior Vice President and Chief Financial Officer. Prior to his employment at QDI, he served in Controller positions at U.S. Express and Overnite Transportation Company, from July 1996 until April 2000. Prior to these positions he held various senior financial positions at Union Pacific Corporation subsidiaries from 1974 until 1996.

         DOUG B. ALLEN joined QCI in December 2000 as Senior Vice President - Operations and COO. Prior to joining QCI, he was Senior Vice President, Allied Automotive Group (AAG) from 1997 to 2000. AAG is the world's largest transporter of new and used vehicles in North America. Prior to AAG, he held various positions of increasing responsibility with a major LTL carrier, Yellow Freight System, Inc. from 1977 to 1997. His most recent position at Yellow was as Vice President of Operations for 123 terminal facilities in the Western portion of the U.S. including Canada, Hawaii and Mexico.

         BO T. LESLIE joined QDI in April 2000 as Senior Vice President of Sales and Marketing. Prior to joining QDI, he served as Vice President of Sales with Triple Crown Services in Ft. Wayne, Indiana. Mr. Leslie also spent 16 years with Roadway Express holding various sales and operating positions.

         KEITH J. MARGELOWSKY joined QDI in April 2000 as Senior Vice President of Performance Planning and is responsible for improving QDI's systems, procedures and capabilities. Prior to joining QDI, he lead the marketing effort for Werner Logistics. He was with Werner since 1992 and has extensive pricing and costing experience. His early experience includes five years in LTL and eleven additional years in truckload with North American Van Lines and National Freight.

         MICHAEL A. GRIMM joined QDI in 1989 in connection with the acquisition of Quality-O'Boyle, Inc. by Montgomery Tank Lines serving as Senior Vice President of Sales. He is currently serving on QCI's senior staff as Executive Vice President-Affiliate Relations. Prior to his association with QDI he served in various positions with O'Boyle Tank Lines.

         RICHARD J. BRANDEWIE has been employed by QDI as Chief Financial Officer and Treasurer from 1992 through 1996. He was then appointed Senior Vice President of Finance and most recently Executive Vice President in 2000. He served as a director of QDI from 1988 to now. Prior to joining QDI, he served as a General Partner of South Atlantic Venture Fund I & II, Limited Partnerships where he was employed from November 1985 through June 1992. From June 1980 through November 1985, he served concurrently as Vice President of Doan Resources Venture Fund and as General Partner of Michigan Investment Fund and MBW Venture Partners. Prior to his venture capital experience, he served as an accountant and financial analyst for the Ford Motor Company from 1977 to 1979.

         JOSHUA J. HARRIS is a principal of Apollo and has served as a Vice President of Apollo Management and Apollo Advisors, LP, an affiliated investment manager ("Apollo Advisors"), since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Florsheim Group Inc., NRT, Incorporated, Breuners Home Furnishings Corporation, Pacer International, Resolution Performance Products, and Clark Retail Enterprises. Mr. Harris became a director of QDI in June 1998.

         MICHAEL D. WEINER is a principal of Apollo and has served as a Vice President and general counsel of Apollo Management and Apollo Advisors, since 1992. Prior to 1992, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius LLP, specializing in securities law, public and private financing, and corporate and commercial transactions. Mr. Weiner is also a director of NRT, Incorporated, Continental Graphics Holdings, Inc. and Florsheim Group Inc. Mr. Weiner became a director of QDI in June 1998.

         ROBERT A. KATZ is a principal of Apollo and has served as a Vice President of Apollo Management and Apollo Advisors since 1990. Prior to that time, Mr. Katz was associated with the Special Restructuring Group of Smith Barney Harris & Upham Inc. and was a member of the Mergers & Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Katz is also a director of Vail Resorts, Inc., Aris Industries, Inc., Clark Retail Enterprises and Horizon PCS. Mr. Katz became a director of QDI in June 1998.

         MARC J. ROWAN is a principal of Apollo and has served as a Vice President of Apollo Management and Apollo Advisors since 1990. From 1985 until 1990, Mr. Rowan was with Drexel Burnham Lambert Incorporated, most recently as Vice President with responsibilities in high yield financing, transaction idea generation and merger structure and negotiation. Mr. Rowan is also a director of Vail Resorts, Inc., National Financial Partners Corporation, Rare Medium Group, Inc., Samsonite Corporation, Wydham International and NRT, Incorporated. Mr. Rowan became a director of QDI in June 1998.

         JOHN H. KISSICK is a principal of Apollo and has served as a Vice President of Apollo Management and Apollo Advisors since 1991. From 1990 to 1991, Mr. Kissick was a consultant with Kissick & Associates, an investment advisory firm. Prior to 1990, Mr. Kissick served as a Senior Executive Vice President of Drexel Burnham Lambert Incorporated, where he began work in 1975, heading its Corporate Finance and High Yield Bond Departments. Mr. Kissick is also a director Continental Graphics Holdings Inc., and Florsheim Group, Inc. Mr. Kissick became a director in June 1998.

         PHILIP J. RINGO is President and Chief Operating Officer of ChemConnect which he joined during 1999. He joined QDI in 1998 following the CLC merger, at which time he was appointed Chairman and Chief Executive Officer of CLC. On November 24, 1998, he was elected to the Board of Directors of QDI. Prior to joining QDI, from 1995 through August 28, 1998, he was the President and Chief Executive Officer of Chemical Leaman Tank Lines and a director of CLC. From 1992 through 1995, Mr. Ringo served as President of The Morgan Group, Inc. and Chief Executive Officer of Morgan Drive Away, Inc., Elkhart, Indiana. He has served as a director of Genessee and Wyoming Industries since 1978.

         MARC E. BECKER has been associated with Apollo since 1996. Prior to that time, Mr. Becker was employed by Smith Barney Inc. in the Financial Entrepreneurs group within its Investment Banking division. Mr. Becker serves on several boards of directors including National Financial Partners Corporation; Pacer International, Inc; and QDI.

         DONALD C. ORRIS has been Chairman, President and Chief Executive Officer of Pacer International since May 1999. From Pacer Logistics' inception in March 1997 until May 1999 he served as Chairman, President and Chief Executive Officer of Pacer Logistics. Mr. Orris served as President of Pacer International Consulting LLC, a wholly owned subsidiary of Pacer Logistics since September 1996. From January 1995 to September 1996, Mr. Orris served as President and Chief Operating Officer, and from 1990 until January 1995, he served as Executive Vice President, of Southern Pacific Transportation Company. Mr. Orris was the President and Chief Operating Officer of American Domestic Company and American President Intermodal Company from 1982 until 1990.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid by us for services rendered during the year ended December 31, 2000, by our Chief Executive Officer and four most highly compensated officers.

                           SUMMARY COMPENSATION TABLE


                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                      ANNUAL                         SECURITIES
                                                   COMPENSATION                      UNDERLYING
NAME AND PRINCIPAL POSITION            YEAR           SALARY           BONUS           OPTIONS         COMP. (3)
---------------------------            ----        ------------        -----       --------------       ---------
Thomas L. Finkbiner                     2000          260,000           75,000            --                7,826
President and Chief Executive           1999           25,638(1)                      25,000
Officer

Richard J. Brandewie                    2000         150,500           340,000            --               10,500
Executive Vice President                1999         201,858            19,464                              4,800
                                        1998         178,555           116,002        22,000            3,903,829(2)

Dennis R. Copeland                      2000         145,000            20,700            --                5,102
Vice President, Administration          1999         174,192            98,174            --                4,800

Robert E. Johnson                       2000         150,000            47,500            --                5,268
President, TPI

Leon F. Palmer                          2000         139,400            82,700            --                6,738
Vice President, Operations


(1) Thomas L. Finkbiner was hired as President and Chief Executive Officer during November 1999.

(2) Amounts shown in other primarily represent payments for cancellation of stock options in the QDI transaction.

(3) Amounts shown represent employer contributions to the profit sharing and 401(k) plans.

         We maintain various employee benefit and compensation plans, including an incentive bonus plan and 401(k) savings plan.

DIRECTOR'S COMPENSATION

         Our directors had not been compensated for their service as directors through December 1999. Two outside directors have been compensated $1,000 per month plus $2,000 per meeting effective January 1, 2000. Additionally, both outside directors received 2,000 options each.

OPTION GRANTS IN LAST FISCAL YEAR

         No options were granted to named Executive Officers in 2000.

YEAR-END OPTION VALUES

              The following sets forth information concerning the value of stock options in 2000.

                                                                          VALUE OF UNEXERCISED
                                   NUMBER OF UNEXERCISED                  IN-THE-MONEY-OPTIONS
                                    OPTIONS AT YEAR-END                       AT YEAR-END
NAME                          EXERCISABLE       UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE
----                          -----------       -------------       -----------        -------------
Thomas L. Finkbiner              3,125              21,875               0                   0
Richard J. Brandewie             5,500               5,500               0                   0
Dennis R. Copeland               1,000               3,000               0                   0
Robert E. Johnson                1,000               3,000               0                   0
Leon F. Palmer                   1,000               3,000               0                   0

EMPLOYMENT AND RELATED AGREEMENTS

         Employment Agreements. On November 8, 1999 we entered into an employment agreement with Thomas L. Finkbiner as President and Chief Executive Officer of the company with a base salary of $260,000 per annum. His incentive is based upon achievement of plan at 50% of base salary with an additional bonus of 25% of base salary potential subject to Board evaluation. The contract includes an option to purchase 25,000 shares and a $75,000 signing bonus. The employment agreement provides for a two-year term of service, with an automatic one-year extension on each anniversary date, unless QDI or the executive officer gives notice that the term will not be so extended.

         The employment agreements also provide for certain severance payments to be made if the employment of any such executives is terminated without "cause" or if such executive resigns for a "good reason," such as after the occurrence of one of a number of specified changes in such executive's employment, including:

         - a material diminution by Quality Distribution of the executive's duties and responsibilities

         - a material breach by Quality Distribution of its compensation and benefit obligations, or

         -        an involuntary relocation by more than 50 miles from Tampa
                  Florida.

         Under such circumstances, such executive would be entitled to receive his base salary for the remainder of the term of his employment, a pro rated bonus and continued medical and other benefits. In addition, the employment agreement grants options to purchase 22,000 shares of QDI common stock under the new stock option plan.

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

         Effective July 1, 2000 QDI and Richard J. Brandewie modified his current agreement to provide that Mr. Brandewie's title would change to Executive Vice President with a base salary of $100,000 per year through June

30, 2002 subject to the terms of his previous agreement. His bonus incentives remain unchanged, however, he has returned 11,000 of his 22,000 stock options to the company.

         Other senior executives hold employment agreements with various terms and conditions.

         Shareholders' Agreement. Elton E. Babbitt, Charles J. O'Brien, Jr., and Richard J. Brandewie have entered into a shareholders' agreement with Apollo governing certain aspects of the relationship among such shareholders and QDI. The shareholders' agreement contains, among other matters,

         (1) a provision restricting the rights of Elton E. Babbitt to transfer his shares of QDI common stock, subject to certain permitted or required transfers and a right of first refusal in favor of Apollo;

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

         (a)      the tenth anniversary thereof; and

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

         Non-Competition Agreements. Each of Elton E. Babbitt and Gordon Babbitt, a shareholder holding an 3.3% interest in QDI, has entered into a non-competition agreement with QDI that contains, among other things, a covenant not to compete with QDI. Pursuant to such covenant, Elton E. Babbitt has agreed that he will not, for a period of five years from the Effective Time, engage in the bulk transportation services business or in any related business (the "BTS Business") within any geographic area in which any member of the QDI Group (as defined in the non-competition agreement) conducts its business. Ownership of up to 2.0% of a publicly traded enterprise engaged in a BTS Business, without otherwise participating in such enterprise, would not be a violation of such covenant not to compete. Gordon Babbitt has agreed that he will not, for a period of three years from June 9, 1998, engage in the for-hire, common carrier tank truck transportation business within the United States and Canada. Ownership of up to 2.0% of a publicly traded enterprise engaged in such business, without otherwise participating in such enterprise, would not be a violation of such covenant not to compete.

         In addition, Elton E. Babbitt and Gordon Babbitt have each agreed, for a period of five years from the Effective Time with respect to Elton E. Babbitt, and for a period of three years from the Effective Time with respect to Gordon Babbitt, not to request, induce, attempt to influence or have any other business contact with

         (1) any distributor or supplier of goods or services to any member of the QDI Group to curtail or cancel any business they may transact with any member of the QDI Group;

         (2) any customers of any member of the QDI Group that have done business with or potential customers which have been in contact with any member of the QDI Group to curtail or cancel any business they may transact with any member of the QDI Group;

         (3) any employee of any member of the QDI Group to terminate his employment with such member of the QDI Group or;

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

         Thomas Finkbiner signed a Limited Recourse Secured Promissory Note for $800,000 in conjunction with the purchase of QDI stock. The loan pledge is under similar terms and conditions as Mr. Sexton's agreement.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the QDI common stock as of February 28, 2000, by each person known by us to be a beneficial owner of more than 5.0% of the outstanding QDI common stock, beneficial ownership of QDI common stock by each director and named executive officer and all directors and executive officers as a group:


                                                                        SHARES OF                    PERCENTAGE
NAME OF BENEFICIAL OWNER                                              COMMON STOCK                     OF CLASS
------------------------                                              ------------                   ----------
Richard J. Brandewie (1)                                                 40,541                         2.0%
Charles J. O'Brien, Jr. (1)                                              30,239                         1.5%
Marvin Sexton (1)                                                        35,135                         1.7%
Thomas L. Finkbiner (1)                                                  25,000                         1.2%
Joshua J. Harris (2)(3)
Marc Becker (2)(3)
Michael D. Weiner (2)(3)
Robert A. Katz (2)(3)
Marc J. Rowan (2)(3)
John H. Kissick (2)(3)
Philip J. Ringo (1)                                                       4,000                           *
Denny R. Copeland (1)                                                     4,000                           *
All executive officers and directors                                    138,915                         6.9%
as a group (12 persons)
Apollo Investment Fund III, L.P. (4)                                  1,714,470                        84.9%
c/o Apollo Advisors III, L.P.
Two Manhattanville Road
Purchase, New York 10577

* Less than 1.0%.

(1) The business address for Messrs. Finkbiner, Brandewie, O'Brien, Orris, Palmer, Johnson and Copeland is Quality Distribution, Inc., 3802 Corporex Park Drive, Tampa, FL 33619 and the business address for Mr. Ringo is ChemConnect, 44 Montgomery Street, Suite 250 San Francisco, CA 94104.

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         QDI and Apollo Management have entered into a management agreement whereby we retained Apollo Management to provide financial and strategic advice to us. Pursuant to the terms of the management agreement, Apollo Management has agreed at such time to provide financial and strategic services to us as reasonably requested by our Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management received an initial fee of $2.0 million on June 9, 1998 and thereafter will receive an annual fee of $500,000 until termination of the management agreement. The management agreement may be terminated upon 30 days written notice by Apollo Management or us to the other party thereto. Under this agreement we recognized $500,000 in selling and administrative expense in 1999 and 2000.

         On December 15, 1998, we sold our corporate headquarters and the adjoining trailer manufacturing facility to a former shareholder for approximately $.75 million. We purchased tank trailers for $4,442,000 in 1998 from a tank trailer manufacturing company owned by the former shareholder. Also, the related company provided repair, maintenance, design, engineering, transloading, intermodal and other services to the Company totaling $367,000 during the year ended December 31, 1998. The former shareholder ceased to be a related party or director in 1999.

         An executive of the Company owns a minority interest in a firm that provides services to the Company. Total amounts charged to the Company by the firm during 2000 were $344 ($268 during 1999).

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

(b)      Financial Statements Schedules

(c)      Exhibits

                  QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                         PAGE(S)
Report of Independent Certified Public Accountants
     for the two years ended December 31, 2000                              F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000                F-3

Consolidated Statements of Operations for the years ended
     December 31, 1998, 1999 and 2000                                       F-4

Consolidated Statements of Stockholders' Equity and Comprehensive
     Income for the years ended December 31, 1998, 1999 and 2000            F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1999 and 2000                           F-6 through F-7

     Notes to Consolidated Financial Statements                F-8 through F-37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Quality Distribution, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Quality Distribution, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Tampa, Florida
March 21, 2001

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 2000 (IN 000'S)
--------------------------------------------------------------------------------



                                                                         1999                2000
                                                                       ---------           --------
ASSETS
Current assets:
    Cash and cash equivalents                                          $   1,050          $   2,636
    Accounts receivable, net                                             116,100             94,755
    Current maturities of other receivables                                2,159                518
    Inventories                                                            1,763              1,786
    Prepaid expenses                                                      11,053              7,391
    Prepaid tires                                                          9,279              8,156
    Income tax recoverable                                                   354                350
    Deferred income taxes                                                 15,214                 --
    Other                                                                    689                650
                                                                       ---------           --------
      Total current assets                                               157,661            116,242

Property and equipment, net                                              188,757            175,516
Goodwill, net                                                            158,414            153,668
Insurance and other environmental receivables                             11,403                 --
Deferred income taxes                                                     14,127                 --
Other assets                                                              11,879              7,647
                                                                       ---------           --------
                                                                       $ 542,241          $ 453,073
                                                                       =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of indebtedness                                  $  3,026          $   3,619
    Accounts payable                                                      18,272             16,443
    Affiliates and independent owner-operators payable                     8,191              7,563
    Accrued expenses                                                      58,849             50,654
    Income taxes payable                                                     854                834
                                                                       ---------          ---------
      Total current liabilities                                           89,192             79,113

Long-term indebtedness, less current maturities                          431,130            413,320
Environmental liabilities                                                 49,346             39,873
Other noncurrent liabilities                                              19,265             10,926
Deferred tax                                                                  --              1,182
                                                                       ---------          ---------
      Total liabilities                                                  588,933            544,414
                                                                       ---------          ---------

Mandatorily redeemable common stock (30 shares)                            1,210              1,210
                                                                       ---------          ---------
Mandatorily redeemable preferred stock                                    12,077             13,882
                                                                       ---------          ---------
Minority interest in subsidiary                                            4,794              4,433
                                                                       ---------          ---------

Commitments and contingencies (Note 13)

Stockholders' equity (deficit):
    Common stock, $.01 par value; 15,000 shares authorized                    20                 20
    Additional paid-in capital                                           104,915            105,656
    Treasury stock                                                            --                (32)
    Retained earnings (deficit)                                           21,320            (22,212)
    Stock recapitalization                                              (189,589)          (189,589)
    Other comprehensive loss                                                (177)            (2,823)
    Notes receivable                                                      (1,262)            (1,886)
                                                                       ---------          ---------
      Total stockholders' equity (deficit)                               (64,773)          (110,866)
                                                                       ---------          ---------
                                                                       $ 542,241          $ 453,073
                                                                       =========          =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                               1998             1999               2000
                                                            ---------         ---------         ---------
OPERATING REVENUES:
    Transportation                                          $ 355,022         $ 521,746         $ 506,048
    Other                                                      42,716            65,061            64,737
                                                            ---------         ---------         ---------
      Total operating revenues                                397,738           586,807           570,785
                                                            ---------         ---------         ---------
OPERATING EXPENSES:
    Purchased transportation                                  225,633           321,219           322,596
    Compensation                                               54,678            92,378            80,296
    CLC integration-nonrecurring                                   --                --             6,740
    Restructuring charge                                           --                --             3,195
    Option expense                                             14,678                --                --
    Fuel, supplies and maintenance                             35,908            50,561            51,815
    Depreciation and amortization                              31,043            42,212            37,044
    Depreciation-nonrecurring                                      --            20,072                --
    Selling and administrative                                 10,865            19,885            18,133
    Insurance claims                                            7,185             6,803             8,320
    Taxes and licenses                                          3,437             4,752             4,986
    Communication and utilities                                 4,758            10,012             8,467
    (Gain) loss on sale of property and equipment                 987               (90)             (457)
                                                            ---------         ---------         ---------
      Total operating expenses                                389,172           567,804           541,135
                                                            ---------         ---------         ---------

Net operating income                                            8,566            19,003            29,650
Interest expense, net                                         (19,791)          (40,452)          (40,236)
Other income                                                      164               134                24
                                                            ---------         ---------         ---------

Loss before provision for income taxes                        (11,061)          (21,315)          (10,562)
Benefit (provision) for income taxes                            4,047             5,906           (31,225)
Minority interest                                                 (74)              (21)               --
                                                            ---------         ---------         ---------

Loss before extraordinary item                                 (7,088)          (15,430)          (41,787)
Extraordinary item, net of taxes of $1,643                     (3,077)               --                --
                                                            ---------         ---------         ---------

Net Loss                                                      (10,165)          (15,430)          (41,787)
Preferred stock dividends and accretions                         (581)           (1,444)           (1,745)
                                                            ---------         ---------         ---------

Net Loss attributable to common stockholders                $ (10,746)        $ (16,874)        $ (43,532)
                                                            =========         =========         =========
PER SHARE DATA:
    Basic:
      Net Loss before extraordinary item                    $   (2.41)        $   (8.37)        $  (21.59)
      Extraordinary item                                         (.97)               --                --
                                                            ---------         ---------         ---------
      Net Loss attributable to common stockholders          $   (3.38)        $   (8.37)        $  (21.59)
                                                            =========         =========         =========

    Diluted:
      Net income before extraordinary item                  $   (2.41)        $   (8.37)        $  (21.59)
      Extraordinary item                                         (.97)               --                --
                                                            ---------         ---------         ---------
      Net Loss attributable to common stockholders          $   (3.38)        $   (8.37)        $  (21.59)
                                                            =========         =========         =========

    Weighted average number of common shares - basic            3,178             2,015             2,016
    Weighted average number of common equivalent
        shares - diluted                                        3,178             2,015             2,016


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                                                                         TOTAL
                                                                                                             STOCK       STOCK-
                           COMPREHENSIVE                   ADDITIONAL               STOCK        OTHER       SUB-       HOLDERS'
                              INCOME     COMMON  TREASURY   PAID-IN    RETAINED   RECAPITAL- COMPREHENSIVE SCRIPTION     EQUITY
                               (LOSS)    STOCK    STOCK     CAPITAL    EARNINGS    IZATION       LOSS      RECEIVABLE   (DEFICIT)
                           ------------- ------- --------  ----------  --------   ---------- ------------- ----------   ---------
Balance, December 31, 1997   $     --    $ 45    $  --    $  30,459    $ 49,241    $      --    $  (213)   $    --    $  79,532

Recapitalization of
    common stock                   --     (28)      --       62,333          --     (188,379)        --     (1,398)    (127,472)
Mandatorily
    Redeemable
    common stock                   --      --       --           --          --       (1,210)        --         --       (1,210)
Issuance of common
    stock                          --       3       --       12,015          --           --         --         --       12,018
Net loss                     $(10,165)     --       --           --     (10,165)          --         --         --      (10,165)
Preferred stock
    accretion                      --      --       --           --        (581)          --         --         --         (581)
Translation
    adjustment                   (442)     --       --           --          --           --       (442)        --         (442)
Net loss                     $(15,430)     --       --           --     (15,430)          --         --         --      (15,430)
                             --------    ----    -----    ---------    --------    ---------    -------    -------    ---------
Balance, December 31, 1998   $(10,607)     20       --      104,807      38,495     (189,589)      (655)    (1,398)     (48,320)
Issuance of common
    stock, net                     --               --          108          --           --         --         --          108
Stock subscription
    receipts                       --               --           --          --           --         --        136          136
Preferred stock
    accretion                      --               --           --      (1,444)          --         --         --       (1,444)
Minority stock
    dividend                       --               --           --        (301)          --         --         --         (301)
Translation
    Adjustment                    478               --           --          --           --        478         --          478
Net loss                     $(41,787)     --       --           --     (41,787)          --         --         --      (41,787)
                             --------    ----    -----    ---------    --------    ---------    -------    -------    ---------
Balance, December 31, 1999   $(14,952)     20       --      104,915      21,320     (189,589)      (177)    (1,262)     (64,773
Issuance of common
    stock, net                     --      --       --          741          --           --         --         --          741
Stock subscription                 --      --       --           --          --           --         --       (624)        (624)
Treasury stock                     --      --      (32)          --          --           --         --         --          (32)
Preferred stock
    Accretion                      --      --       --           --      (1,444)          --         --         --       (1,444)
Minority stock
    Dividend                       --      --       --           --        (301)          --         --         --         (301)
Pension plan minimum
    Liability                  (2,072)     --       --           --          --           --     (2,072)        --       (2,072)
Translation adjustment           (574)     --       --           --          --           --       (574)        --         (574)
                             --------    ----    -----    ---------    --------    ---------    -------    -------    ---------
Balance, December 31, 2000   $(44,433)   $ 20    $ (32)   $ 105,656    $(22,212)   $(189,589)   $(2,823)   $(1,886)   $(110,866)
                             ========    ====    =====    =========    ========    =========    =======    =======    =========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                           1998              1999             2000
                                                                       ---------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $ (10,165)          $(15,430)          $(41,787)
    Adjustments to reconcile to net cash and cash
        equivalents provided by operating activities:
      Deferred income taxes                                               (5,230)             2,439             30,523
      Depreciation and amortization                                       31,043             62,284             37,044
      Extraordinary item, net of taxes                                     3,077                 --                 --
      Equity in income from investments                                       (5)                22                 --
      (Gain) loss on sale of property and equipment                          987                (90)              (457)
      Minority interest                                                       74                 21                 --
      Changes in assets and liabilities:
        (Increase) decrease in accounts and other receivables              2,672            (12,165)            35,105
        (Increase) decrease in inventories                                   (43)               238                (23)
        (Increase) decrease in prepaid expenses                           (1,951)            (3,303)             3,662
        (Decrease) in prepaid tires                                         (123)            (2,928)             1,123
        (Increase) decrease in other assets                              (16,937)             5,593              1,978
        Increase (decrease) in accounts payable and accrued
             expenses                                                      6,251            (17,591)           (12,016)
        Increase (decrease) in affiliates and independent
             owner-operators payable                                      (1,092)              (148)              (629)
        Increase (decrease) in other liabilities                           7,290            (13,668)           (16,315)
        Change in current income taxes                                       748              3,895                (16)
                                                                       ---------           --------           --------
           Net cash and cash equivalents provided by
               operating activities                                       16,596              9,169             38,192
                                                                       ---------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (29,765)           (25,727)           (23,079)
    Acquisition of businesses, net of cash received                     (264,016)                --                 --
    Proceeds from sale of subsidiary                                          --              9,251                 --
    Proceeds from sales of property and equipment                          4,506              7,601              4,358
                                                                       ---------           --------           --------
           Net cash and cash equivalents used in
               investing activities                                     (289,275)            (8,875)           (18,721)
                                                                       ---------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt and capital
         lease obligations                                               442,807              1,589                 --
    Principal payments on long-term debt and capital
        lease obligations                                                (57,177)            (8,764)           (17,218)
    Restricted cash released                                                  --              7,867                 --
    Stock transactions                                                    74,323                243                438
    Cash dividend                                                             --               (301)              (301)
    Recapitalization expenditures, net                                  (188,379)                --                 --
    Distribution to minority interest                                       (161)                --                 --
                                                                       ---------           --------           --------
           Net cash and cash equivalents provided by
               (used in) financing activities                            271,413                634            (17,081)
                                                                       ---------           --------           --------
Net (decrease) increase in cash and cash equivalents                      (1,266)               928              2,390
Effect of translation adjustment on cash                                     (26)                37               (804)
Cash and cash equivalents, beginning of year                               1,377                 85              1,050
                                                                       ---------           --------           --------
Cash and cash equivalents, end of year                                 $      85           $  1,050           $  2,636
                                                                       =========           ========           ========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                       1998              1999           2000
                                                                      ----              ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                                      $24,600          $ 38,450           $39,412
      Income taxes                                                  $ 2,056          $    992           $   637

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
    Preferred shares issued in connection with acquisition          $15,500          $ (5,000)               --
    Accretion of dividends on preferred stock                       $   581          $  1,444             1,444
    Future payouts related to purchase volume contract
      and non compete agreement related to an
      acquisition of a business                                     $    --          $  2,231                --


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

1.       BUSINESS ORGANIZATION

         NATURE OF OPERATIONS

         Quality Distribution, Inc. and subsidiaries (the "Company" or "QDI", formerly MTL, Inc.) is engaged primarily in truckload transportation of bulk liquids in North America. The Company conducts a significant portion of its business through a network of affiliates and independent owner-operators. Affiliates are independent companies, which enter into renewable one-year contracts with the Company. Affiliates are responsible for paying for their own equipment (including debt service), fuel and other operating costs. Independent owner-operators are independent contractors, which, through a contract with the Company, supply one or more tractors and drivers for the Company's use. Contracts with independent owner-operators may be terminated by either party on short notice. The Company also charges affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and independent owner-operators are generally paid 85 percent and 63 percent, respectively, of the revenues generated for each load hauled.

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

         The following table is intended to show the sources and uses of funds for the recapitalization (dollars in table in millions):


SOURCES OF FUNDS:
    Revolving credit facility (sublimit)                      $    10.0
    Term loan facility                                             50.0
    Notes                                                         140.0
    Equity investment                                              68.0 (a)
                                                              ---------
      Total sources                                           $   268.0
                                                              =========
USES OF FUNDS:
    Payment of consideration in the merger                    $   195.0 (a)
    Repayment of long-term debt, net                               54.3 (b)
    Fees and expenses                                              18.7
                                                              ---------
      Total uses                                              $   268.0
                                                              =========


(a) Includes $5.7 million implied value of 142 shares of common stock at $40 per share retained by management.
(b) Represents the repayment of $55.8 million of long term debt, net of available cash of $1.5 million.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

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

         The following table is intended to show the sources and uses of funds for the acquisition of CLC and the related transactions (dollars in table in millions):


SOURCES OF FUNDS:
    Incremental term loans                                            $235.0
    Preferred equity                                                    19.9
    Common equity                                                       12.0
                                                                      ------
      Total sources                                                   $266.9
                                                                      ======
USES OF FUNDS:
    Payment of consideration in the transactions relating to the
        acquisition of CLC                                            $ 69.8
    Transaction bonuses/payments                                         1.9
    Management loans                                                     1.1
    MTL preferred stock to CLC shareholders                              5.0
    CLC preferred stock retained                                         4.4
    CLC debt refinancing (including Tender Offer)                      170.7
    Fees and expenses                                                   14.0
                                                                      ------
      Total uses                                                      $266.9
                                                                      ======


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

         Giving effect to the acquisition between the Company and CLC as if CLC had been acquired January 1, 1998; pro forma revenues for the year ended December 31, 1998 was $620.2 million. Pro forma net loss before extraordinary items for the year ended December 31, 1998 was ($14.2 million). Pro forma basic and diluted loss per common share was ($6.01) for the year ended December 31, 1998.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

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

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Tractors and trailers under capital leases are stated at the present value of the minimum lease payments at the inception of the lease. Depreciation, including amortization of tractors and trailers under capital leases, is computed on a straight-line basis over the estimated useful lives of the assets or the lease terms, whichever is shorter. The estimated useful lives are 10-25 years for buildings and improvements, 5-15 years for tractors and trailers, 7 years for terminal equipment, 3-5 years for furniture and fixtures, and 4-10 years for other equipment. Maintenance and repairs are charged to operating expense when incurred. Major improvements which extend the lives of the assets are capitalized. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in operating expenses.

         GOODWILL

         Goodwill represents the excess of cost over the fair value of tangible net assets acquired and is being amortized on a straight-line basis over its estimated useful life which ranges from 15 to 40 years. Accumulated amortization was $5,423 and $10,074 at December 31, 1999 and 2000, respectively.

         OTHER ASSETS

         Other assets consist primarily of an investment in a barge tank operation and deferred loan costs. The Company's investment in the partnership is accounted for using the equity method. The Company's investment, including loans made (net of loan repayments) to the partnership, was $412 as of December 31, 1999. During February of 2000, the Company sold its interest in the barge tank operation for $753 and recognized a gain of $341 during fiscal year 2000.

         Deferred loan costs of approximately $6,711 at December 31, 2000 (approximately $8,258 at December 31, 1999) are being amortized over two to seven years, the estimated lives of the related long-term debt.

         RECLASSIFICATION

         Certain prior period financial numbers have been reclassified to conform with current year presentation.

         IMPAIRMENT OF LONG-LIVED ASSETS

         At each balance sheet date, the Company evaluates the realizability of long-lived assets based upon expectations of non-discounted cash flows and operating income. Based on the most recent analysis, the Company believes no material impairment exists at December 31, 2000.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

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

     Prior to September 1998, the Company retained liability up to $75 per health claim and was self-insured for cargo claims. For automotive liability, the Company had deductibles ranging from $150 to $500 per occurrence. Prior to September 1994, the Company retained liability for workers' compensation of up to $250 per occurrence. Subsequent to this date, all workers' compensation claims are fully insured. The Company has accrued for the estimated cost of open claims based upon losses and claims reported and an estimate of losses incurred but not reported.

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

     DERIVATIVES

     The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and foreign exchange rates. The instruments primarily used to mitigate these risks are interest rate swaps and foreign exchange contracts. All derivative instruments held by the Company are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are deferred. Gains and losses upon settlement are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. The Company is exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions; and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps for foreign exchange contracts for trading purposes.

     The Company currently has approximately $316 million of variable interest debt. The Company has entered into interest rate swap agreements designated as a partial hedge of our portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. At December 31, 2000 and 1999, the Company had interest rate swaps with a notional amount of $65 million and $100 million. The notional amounts do not represent a measure of exposure of the Company. The Company will pay the counter parties interest at a fixed rate ranging from 5.41% to 5.48%, and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at December 31, 1999 was 5.51% and at December 31, 2000 was 6.715%. These agreements mature and renew every three months and expire on September 2, 2001. A 10% fluctuation in interest rates would have a $2.5 million impact, net of interest rate swap agreements on future annual earnings.

     The Company has entered into short-term foreign currency agreements to exchange US dollars (US $6.0 million) for Canadian dollars (CN $8.9 million). The purpose of these agreements is to hedge against fluctuations in foreign currency exchange rates. We are required to make US dollar payments at fixed exchange rates ranging from 1.47 to 1.48, and as such the market risk based upon a 10% fluctuation in the exchange rate is immaterial.

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the accompanying balance sheets for cash, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

     The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's Series B senior fixed rate subordinated notes is approximately $63.0 million at December 31, 2000. The fair value of the Company's Series B floating interest rate subordinated term notes is approximately $24.0 million at December 31, 2000. The book value of the Company's remaining variable rate debt approximates fair market value at December 31, 2000. The fair value of derivative financial instruments at December 31, 1999 and 2000 results in an asset of $1,877 and $337, respectively.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     EARNINGS PER SHARE

     The reconciliation of basic EPS and diluted EPS is as follows:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                          1998       1999       2000
                                                          -----      -----      -----

Basic weighted average number of common shares            3,178      2,015      2,016
Diluted effect of options outstanding                        --         --         --
                                                          -----      -----      -----
Diluted weighted average number of common and common
      equivalent shares                                   3,178      2,015      2,016
                                                          =====      =====      =====

     In 2000, 1999 and 1998, options were anti dilutive.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following at December 31:

                                                                        1999               2000
                                                                     ---------          ---------

Trade accounts receivable                                            $ 111,191          $  95,093
Affiliate and independent owner-operator receivables                     6,454              4,912
Employee receivables                                                       105                327
Other                                                                    4,788              4,202
                                                                     ---------          ---------
                                                                       122,538            104,534
Less allowance for doubtful accounts                                    (6,438)            (9,779)
                                                                     ---------          ---------
                                                                     $ 116,100          $  94,755
                                                                     =========          =========

     The activity in the allowance for doubtful accounts for each of the three years in the period ended December 31, 2000, is as follows:

                                                 1998            1999            2000
                                               -------         -------         -------

Balance, beginning of period                   $ 1,980         $ 3,935         $ 6,438
Additions charged to operating expenses          2,047           2,623           4,295
Write-off of bad debts                             (92)           (120)           (954)
                                               -------         -------         -------
Balance, end of period                         $ 3,935         $ 6,438         $ 9,779
                                               =======         =======         =======

     As of December 31, 2000 and 1999, approximately 85 percent of trade accounts receivable were due from companies in the chemical and bulk food products industries, respectively. No single customer accounted for over
     7.5 percent of the Company's operating revenues.

4.   OTHER RECEIVABLES

     Other receivables include the minimum lease payments due to the Company from third parties for tractors and trailers leased under capital leases. The leases expired during 2000.

     Additionally, other receivables include the current portion of notes due from QDI affiliates in the coming year in the amount of $518 at December 31, 2000.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

5.   FIXED ASSETS

     Property and equipment consisted of the following at December 31:

                                                   1999              2000
                                                ---------         ---------

Land and improvements                           $  10,168         $  10,673
Buildings and improvements                         12,997            15,704
Revenue equipment                                 267,781           274,009
Other equipment                                    26,706            26,603
Accumulated depreciation                         (128,895)         (151,473)
                                                ---------         ---------
Property and equipment, net                     $ 188,757         $ 175,516
                                                =========         =========

     Depreciation expense was $29,565, $58,341 and $32,502 for the periods ending December 31, 1998, 1999 and 2000, respectively. During 1999, the Company had a one time charge of $11.3 million relating to the reduction in the useful life of acquired software, now fully written off, used in the trucking operation and a one time charge of approximately $9 million due to a change in the estimated useful life of certain revenue equipment.

     The capitalized cost of equipment under capital leases, which is included in tractors and trailers in the accompanying consolidated balance sheets, was as follows at December 31:

                                   1999        2000
                                   -----       -----

Tractors and trailers              $ 377       $ 347
Less accumulated amortization       (207)       (245)
                                   -----       -----
                                   $ 170       $ 102
                                   =====       =====

6.   ACCRUED EXPENSES

     Accrued expenses include the following at December 31:

                                                          1999           2000
                                                        -------        -------

Outstanding checks                                      $16,672        $14,582
Loss and damage claims                                    7,240          3,640
Environmental liabilities                                15,000         13,365
Severance, relocation and integration                     3,394          1,517
Salary, wage and benefits                                 7,311          6,353
Restructure reserve                                          --          1,334
Accrued interest                                            634          1,484
Other                                                     8,598          8,379
                                                        -------        -------
                                                        $58,849        $50,654
                                                        =======        =======

     In connection with the acquisition of CLC, $17.5 million of restructuring related costs were recorded as part of purchase accounting. These costs included, $14.0 million of severance, bonuses and other termination-related costs to be incurred in connection with identified staff reductions, $.5 million costs in connection with the disposition (closure) of certain facilities and $3.0 million of other costs. The Company's plan calls for the payment of substantially all these costs within one year of the acquisition. At December 31, 2000 approximately $1.5 million of deferred severance payments remain.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     During 2000, the Company initiated cost cutting measures as part of a company-wide reorganization. These costs associated with this reorganization include severed employees' wages and benefits. The Company accrued $2.1 million and $1.1 million in the third and fourth quarters of 2000, respectively. At December 31, 2000, approximately $1.8 million has been paid.

7.   LONG-TERM INDEBTEDNESS

     Long-term debt consisted of the following at December 31:

                                                                                       1999            2000
                                                                                     ---------       ---------

Series B senior subordinated notes, principal due in 2006, interest payable
semi-annually at 10% per annum                                                       $ 100,000       $ 100,000

Series B floating interest rate subordinated term notes, principal due in 2006,
interest payable semi-annually at LIBOR plus 4.81%                                      40,000          40,000

Tranche A term loan, principal of $224 due quarterly with the balance due
in 2004                                                                                 88,090          87,206

Tranche B term loan, principal of $261 due quarterly with the balance due
in 2005                                                                                102,764         101,740

Tranche C term loan, principal of $224 due quarterly with the balance due
in 2006                                                                                 88,038          87,206

Revolving credit facility                                                               14,962             500

5% unsecured note payable to former employee, due in annual installments
of $70 through 2001                                                                        139              67

Capitalized equipment leases, interest rates ranging from 6.75% to 11.65%                  163             220

Less current maturities of long-term debt                                               (3,026)         (3,619)
                                                                                     ---------       ---------

Long-term debt, less current maturities                                              $ 431,130       $ 413,320
                                                                                     =========       =========

     SERIES B NOTES

     The Series B Notes are guaranteed on a senior subordinated basis by all of the Company's direct and indirect domestic subsidiaries, excluding Bulknet. The guarantees are full, unconditional, joint and several obligations of the guarantors. The subordinated floating interest rate Series B Notes interest rate was 11.47% at December 31, 2000.

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

                                  YEAR                             PERCENTAGE
                           ---------------------                   ----------

                           2002                                      105.0%
                           2003                                      102.5%
                           2004 and thereafter                       100.0%


     The Company may redeem the Series B floating rate notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on June 15 of the year set

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:


                         YEAR                             PERCENTAGE
                  ---------------------                   ----------

                  2001                                      102.0%
                  2002                                      101.0%
                  2003 and thereafter                       100.0%


     TRANCHE A, B AND C TERM LOANS

     Tranche A Term Loans bear interest at the option of the Company at (a) .75% in excess of the base rate equal to the higher of 1/2 of 1.0% in excess of the federal funds rate or the rate that CSFB as the administrative agent announces from time to time as its prime lending rate, as in effect from time to time (the "Base Rate"), or (b) 1.75% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (8.5275% at December 31, 2000).

     Tranche B Term Loans bear interest at the option of the Company at (a) 1.25% in excess of the Base Rate and (b) 2.25% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (9.05375% at December 31, 2000).

     Tranche C Term Loans bear interest at the option of the Company at (a) 1.50% in excess of the Base Rate and (b) 2.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (9.0275% at December 31, 2000).

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

     Permanent reductions to the revolving credit facility are required in an amount equal to,

     1. 100.0%, or 75.0%, if the Leverage Ratio (as defined) is less than 4.0:1.0, of the net cash proceeds of all asset sales and dispositions by the Company and its subsidiaries, subject to certain exceptions,

     2. 100.0%, or 75.0%, if the Leverage Ratio is less than 4.0:1.0, of the net cash proceeds of issuances of certain debt obligations and certain preferred stock by the Company and its subsidiaries, subject to certain exceptions,

     3. 50.0%, or 0%, if the Leverage Ratio is less than 4.0:1.0, of the net proceeds from common equity and certain preferred stock issuances by the Company and its subsidiaries, subject to certain exceptions, including permitted acquisitions,

     4. 75.0%, or 50.0%, if the Leverage Ratio is less than 4.0:1.0, of annual Excess Cash Flow, and

     5. 100.0% of certain insurance proceeds, subject to certain exceptions. Such mandatory prepayments and permanent reductions will be allocated first, to the Term Loans and second, to the revolving credit facility.

     Voluntary prepayments and commitment reductions will be permitted in whole or in part, subject to minimum prepayment or reduction requirements, without premium or

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     penalty; provided that voluntary prepayments of Eurodollar Loans on a date other than the last day of the relevant interest period will be subject to payment of customary breakage costs, if any.

     Interest on the Revolving Credit Facility is, at the option of the Company,
     (a) .75% in excess of the Base Rate and (b) 1.75% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the Sublimit will be based on Canadian dollar bankers' acceptances and the Canadian prime rate (8.25% at December 31, 2000).

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

     COLLATERAL AND GUARANTEES

     The loans and letters of credit under the revolving credit agreement will be guaranteed by all of the Company's existing and future direct and indirect domestic subsidiaries, excluding Bulknet, (collectively, the "Bank Guarantors"). The obligations of the Company and the Bank Guarantors will be secured by a first priority perfected lien on substantially all of the properties and assets of the Company and the Bank Guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by the Company and the Bank Guarantors, subject to certain exceptions; provided that, in certain cases, no more than 65.0% of the stock of foreign subsidiaries of the Company will be required to be pledged.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     Under the terms of the Company's debt agreements, the Company is required to maintain, among other restrictions, minimum net worth levels, debt to net worth ratios and debt service coverage ratios. In addition, the agreements contain restrictions on asset dispositions and the payment of dividends.

     Scheduled maturities of long-term debt and capital lease obligations for the next five years and thereafter are as follows:


              YEAR ENDING DECEMBER 31,                     2000
               ------------------------                  ---------

                       2001                              $   3,619
                       2002                                  2,832
                       2003                                  2,832
                       2004                                 86,450
                       2005                                 91,063
                       Thereafter                          230,143
                                                         ---------
                                                         $ 416,939
                                                         =========

8.   INCOME TAXES

     Income taxes from continuing operations consisted of the following for the years ended December 31:

                                              1998            1999            2000
                                            -------         -------         -------

Current taxes:
    Federal                                 $    17         $    --         $    --
    Foreign                                     261             219              40
    State                                       905             441             397
                                            -------         -------         -------
                                              1,183             660             437
                                            -------         -------         -------
Deferred taxes:
    Federal                                  (2,661)         (4,272)         22,480
    Foreign                                     402             570             348
    State                                    (2,971)         (2,864)          7,960
                                            -------         -------         -------
                                             (5,230)         (6,566)         30,788
                                            -------         -------         -------

Provision (benefit) for income taxes        $(4,047)        $(5,906)        $31,225
                                            =======         =======         =======

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     The net deferred tax asset (liability) consisted of the following at December 31:

                                                                                   1999             2000
                                                                                 --------         --------

Deferred tax assets:
    Environmental reserve, net                                                   $ 18,248         $ 17,946
    Capital leases treated as operating leases for tax purposes as lessee             142               --
    Tax credit carryforwards                                                        2,957            2,957
    Self-insurance reserves                                                         4,745            2,443
    Allowance for doubtful accounts                                                 2,383            3,004
    Investment basis difference                                                       217               --
    Accrued vacation pay                                                              909            1,083
    Pension                                                                         4,575            1,854
    Net operating loss carryforwards                                               22,362           27,309
    Restructuring accruals                                                          1,190            1,209
    Other accruals                                                                  2,033            3,176
    State taxes, net                                                                7,960            7,884
    Other                                                                           1,457               --
                                                                                 --------         --------
                                                                                   69,178           68,865
    Less valuation allowance                                                       (1,398)         (33,755)
                                                                                 --------         --------
                                                                                   67,780           35,110
                                                                                 --------         --------
Deferred tax liabilities:
    Property and equipment basis difference                                       (31,002)         (31,107)
    Capital leases treated as operating leases for tax purposes as lessor          (2,052)          (1,776)
    Deferred Environmental                                                         (2,976)          (2,087)
    Other                                                                          (2,409)          (1,322)
                                                                                 --------         --------
                                                                                  (38,439)         (36,292)
                                                                                 --------         --------

Net deferred tax asset (liability)                                                 29,341           (1,182)
Less current portion                                                              (15,214)              --
                                                                                 --------         --------

Long-term net deferred tax asset (liability)                                     $ 14,127         $ (1,182)
                                                                                 ========         ========

     The Company has provided a valuation allowance against deferred tax assets, in accordance with SFAS109, due to cumulative tax losses in recent years.

     The Company's effective tax rates differ from the federal statutory rate of 34 percent. The reasons for those differences are as follows for the years ended December 31:

                                                     1998            1999           2000
                                                   -------         -------        --------

Tax expense (benefit) at the statutory rate        $(3,761)        $(7,247)        $(3,591)
State income taxes, net of federal benefit          (1,364)           (720)            397
Amortization of goodwill                               386           1,859           1,294
Foreign taxes                                          663             790             388
Valuation allowance                                     --              --          32,573
Other                                                   29            (588)            164
                                                   -------         -------        --------

Provision (benefit) for income taxes               $(4,047)        $(5,906)       $ 31,225
                                                   =======         =======        ========

     At December 31, 2000, the Company has approximately $80 million in net operating loss carryforwards and $2.9 million in alternative minimum tax credit carry forwards. The net operating loss carryforwards will expire in the years 2011 through 2020 while the alternative minimum tax credits may be carried forward indefinitely. Approximately $28.7 million of net operating loss carryforwards and $1.9 of alternative minimum tax credit carryforwards were generated by Chemical Leaman Corporation prior to their acquisition. The use of pre-acquisition operating losses and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company has state net operating loss carryforwards which expire over the next 2 to 20 years.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

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

     The components of net periodic pension cost are as follows:

                                                   DECEMBER 31,
                                              ----------------------
COMPONENTS OF NET PERIODIC PENSION COST         1999           2000
                                              -------        -------

Service cost                                  $   852        $   252
Interest cost                                   2,692          2,641
Expected Return on plan assets                 (2,363)        (2,721)
                                              -------        -------
Net periodic pension cost                     $ 1,181        $   172
                                              =======        =======


     The actuarial assumptions used in accounting for the plans are as follows:

                                                            DECEMBER 31,
                                                       -----------------------
                                                       1999               2000
                                                       -----             -----

Discount rates                                         7.75%             7.50%
Expected long-term rates of return on plan assets      8.00%             8.00%
Rate of assumed compensation increase                  5.00%             5.00%


     The following table sets forth the change in the benefit obligation, change in plan assets and funded status of the two plans:

                                                                DECEMBER 31,
                                                          -------------------------
                                                            1999             2000
                                                          --------         --------

CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of year               $ 40,746         $ 35,225
    Acquisition                                                 --               --
    Service cost                                               852              252
    Interest cost                                            2,692            2,641
    Amendments                                              (3,967)              --
    Actuarial (gain)/loss                                   (2,772)           2,348
    Benefits and expenses paid                              (2,326)          (3,209)
                                                          --------         --------
    Benefit obligation at end of year                     $ 35,225         $ 37,257
                                                          ========         ========
CHANGE IN PLAN ASSETS
    Fair value of plan assets at beginning of year        $ 30,435         $ 33,039
    Acquisition                                                 --               --
    Actual return on plan assets                             3,460             (646)
    Contributions                                            1,470            2,390
    Benefits and expenses paid                              (2,326)          (3,209)
                                                          --------         --------
    Fair value of plan assets at end of year              $ 33,039         $ 31,574
                                                          ========         ========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


UNFUNDED STATUS                                           $ (2,186)         $(5,683)
    Unrecognized net actuarial (gain) loss                  (3,729)           1,985
    Adjustment to recognize minimum liability                   --           (2,072)
                                                          --------         --------
    Accrued pension expense (included in other
       non-current liability)                             $ (5,915)        $ (5,770)
                                                          ========         ========

     The Company charged to operations payments to multiemployer pension plans required by collective bargaining agreements approximately $1,800 and $2,000 for the years ended December 31, 1999 and 2000, respectively. These defined benefit plans cover substantially all of the Company's union employees not covered under the Company's plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multiemployer plans is not readily available.

     PROFIT SHARING PLANS

     The Company provided a profit sharing plan for substantially all employees. Contributions were made at the discretion of the Board of Directors. The Company made contributions of $350, $0 and $0 for 1998, 1999 and 2000 respectively.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

11.  COMMON STOCK

     The Company has 15,000 shares $.01 par value of common stock authorized, and had 2,000, 2,014, and 2,022 shares outstanding at December 31, 1998, 1999 and 2000, respectively. One shareholder has the right to "put" 30 shares to the Company in 2003 for $40 per share. Accordingly, these shares are classified as mandatorily redeemable.

     In connection with the recapitalization, the Company made limited recourse secured loans to shareholders which bear interest at LIBOR plus 2% (8.80% at December 31, 2000). The loans are secured by a pledge of approximately 47 shares of the Company's common stock and options to purchase 47 shares of the Company's common stock. The principal amount of the loans is due on June 9, 2006, with mandatory pre-payments due upon, and to the extent of, the receipt of after-tax proceeds from the sale of the pledged securities. Amounts outstanding for these loans are $1,262 and $1,886 at December 31, 1999 and 2000, respectively.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     Combined stock option activity for the Old Plan for the years ended December 31, 1998, through December 31, 2000, is as follows:

                                                                  RANGE OF      AVERAGE
                                               NUMBER OF          OPTION        EXERCISE     SHARES       EXPIRATION
                                                SHARES            PRICES         PRICE       VESTED          DATE
                                               ---------       ------------     --------    -------       ----------

Options outstanding at December 31, 1997           537          6.25-18.25       15.42          300        2002-2006
1998 option activity:
    Exercised                                       (3)              15.00       15.42           (3)       2002-2006
    Canceled                                        (2)        15.00-18.25       15.42
    Recapitalization                              (532)         6.05-18.25       15.42         (297)       2002-2006
                                                ------                                       ------

Old options outstanding at December 31, 1998        --                                           --

     The Company uses Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," and the related interpretations to account for the Plan. No compensation cost has been recognized under the Plan as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), for disclosure purposes in 1996. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.18% for options with an expected life of four years and 6.39% for options with an expected life of six years, expected option life of four or six years, expected dividend rate of 0%, and expected volatility of 30.05%. No options were granted during 1998.

     NEW STOCK OPTION PLAN

     Subsequent to the recapitalization, the Company adopted a new employee stock option plan pursuant to which a total of 222 shares of the Company's common stock will be available for grant. Fifty percent of each new option granted vests in equal increments over four years. The remaining fifty percent of each new option will vest in nine years, subject to acceleration if certain per-share equity value targets are achieved or, in the event of a sale of the Company. Vesting of the new options occurs only during an employee's term of employment. The new options will become fully vested in the event of a termination of employment without "cause" or for "good reason" within six months following a sale of the Company.

     The stock of the Company is no longer traded publicly. The pro forma fair value of options granted during 1998, 1999 and 2000 are based upon a model using a risk free rate of 4.64% for 1998, 6.1% for 1999, and 5.76% for 2000; for options with an expected life of 10 years. The pro forma fair value of stock options granted in 1998 is $3,089, 1999 is $477, and 2000 is $1,049. At December 31, 2000, a total of 14 authorized shares remain available for granting.

     Had compensation cost relating to the Plans been determined based upon the fair value at the grant date for awards under the Plans consistent with the method described in SFAS 123, the Company's net income (loss) and earnings
     (loss) per share common would have been as follows for the years ended December 31:

                                                               1998             1999             2000
                                                            ----------       ----------        ---------

Net income (loss) attributable to common stockholders;
    As reported                                             $  (10,746)      $  (16,874)        (43,532)
    Pro forma                                                  (10,928)         (17,267)        (43,918)
Earnings (loss) per common share:
    As reported                                             $    (3.38)      $    (8.37)         (21.59)
    Pro forma                                                    (3.44)      $    (8.57)         (21.78)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     Stock option activity for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                                     RANGE OF       AVERAGE
                                                   NUMBER OF          OPTION        EXERCISE        SHARES      EXPIRATION
                                                    SHARES            PRICES         PRICE          VESTED         DATE
                                                   ---------         --------       --------        ------      ----------

Options outstanding at December 31, 1997                 --               --             --           --                --
1998 option activity:
     Granted                                            210           $40.00         $40.00           --              2008
                                                                                                 -------
                                                    -------
Options outstanding at December 31, 1998                210           $40.00         $40.00           --              2008

1999 option activity:
     Granted                                             26           $40.00         $40.00           --         2008-2009
     Vesting of prior-year options                       --           $40.00         $40.00           23         2008-2009
     Canceled                                           (34)          $40.00         $40.00           --         2008-2009
                                                                                                 -------
                                                    -------
Options outstanding at December 31, 1999                202           $40.00         $40.00           23         2008-2009
                                                                                                 -------
                                                    -------
2000 option activity:
     Granted                                             61           $40.00         $40.00           --              2010
     Vesting of prior-year options                       --           $40.00         $40.00           31         2008-2009
     Canceled                                           (55)          $40.00         $40.00          (13)        2008-2010
                                                                                                 -------
                                                    -------
Options outstanding at December 31, 2000                208           $40.00         $40.00           41         2008-2010
                                                    --------                                     -------

13.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases revenue and other equipment under operating leases. Future minimum lease payments under non-cancelable operating leases at December 31, 2000 are as follows:

                                                  OPERATING
     YEAR ENDING DECEMBER 31,                       LEASES
     ------------------------                     ---------

            2001                                  $ 3,663
            2002                                    2,096
            2003                                    1,248
            2004                                    1,080
            2005                                    1,123


     Rent expense under operating leases was $2,798, $5,051 and $6,447 for the years ended December 31, 1998, 1999 and 2000, respectively.

     GUARANTOR OF CERTAIN LEASE OBLIGATIONS

     In 1995 and 1996, the Company entered into capital leases for tractors and trailers with certain affiliates and owner--operators. The Company then sold to a third party the lease receivables for which it received $979 in 1996. The Company is contingently liable as the guarantor for the remaining balance of the receivables sold of $1,055 and $196 at December 31, 1999 and 2000, respectively. These leases are collateralized by the equipment related to these leases. Management estimated the fair value of this equipment to be $1,100 and $233 at December 31, 1999 and 2000, respectively, which was based upon an average dealer-estimated repurchase price.

     Also, in 1995 and 1996, the Company entered into capital leases for tractors and trailers with other affiliates. The Company then sold to a third party the lease receivables for which it received $202 in 1996. The Company is contingently liable as the guarantor for the remaining balance of the receivables sold of $1,144 and $304 at December 31, 1999 and 2000, respectively. These leases are collateralized by the equipment related to these leases. Management estimated the fair value of this equipment to be $1,585 and $1,212 at December 31, 1999 and

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

     2000, respectively, which was based upon an average dealer-estimated repurchase price.

     Reserves have been recognized by the Company for its estimated exposure under the above guarantees. It is possible that the estimates used in determining these reserves and the fair value may change. However, it is the opinion of management that the ultimate difference in the estimates will not have a material effect on the Company's financial position or results of operations.

     In 2000, we entered into a purchase agreement with Mack Trucks, Inc. of Allentown, PA to purchase 100 new tractors. As of December 31, 2000 the Company is committed to purchase undelivered Mack Tractors totaling $4.7 million.

     ENVIRONMENTAL MATTERS

     The Company's activities involve the handling, transportation, storage, and disposal of bulk liquid chemicals, many of which are classified as hazardous materials, hazardous substances, or hazardous wastes. The Company's tank wash and terminal operations engage in the storage or discharge of wastewater and stormwater that may contain hazardous substances, and from time to time the Company stores diesel fuel and other petroleum products at terminals. As such, the Company is subject to environmental, health and safety laws and regulation by U.S. federal, state, local and Canadian government authorities. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. There can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs to the Company.

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

     The Company's wholly-owned subsidiary, Quality Carriers, Inc., is staffed with environmental experts who manage the Company's environmental exposure relating to historical operations and develop policies and procedures, including periodic audits of the Company's terminals and tank cleaning facilities, in order to minimize the existence of circumstances that could lead to future environmental exposure.

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

     The Company has also been named a "potentially responsible party," or has otherwise been alleged to have some level of responsibility, under CERCLA or

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

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

     West Caln Township, PA. The EPA has alleged that CLC disposed of Hazardous Materials at the William Dick Lagoons Superfund Site in West Caln, Pennsylvania. On October 10, 1995, CLC entered a Consent Decree with the EPA which required CLC to

          1. pay the EPA for installation of an alternate water line to provide water to area residents;

          2.   perform an interim groundwater remedy at the site; and

          3. conduct soil remediation. U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 95-CV-4264 (RJB) (E.D. Pa.).

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

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

14.  OTHER TRANSACTIONS WITH RELATED PARTIES

     The Company and Apollo Management have entered into a management agreement whereby the Company retained Apollo Management to provide financial and strategic advice to the Company. Pursuant to the terms of the management agreement, Apollo Management has agreed to provide financial and strategic services to the Company as reasonably requested by the Company's Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management received an initial fee of $2.0 million on June 9, 1998 and thereafter will receive an annual fee of $500 until termination of the management agreement. The management agreement may be terminated upon 30 days written notice by Apollo Management or the Company to the other party thereto. Under this agreement the Company recognized $500 in selling and administrative expense in 1999 and 2000.

     An executive of the Company owns a minority interest in a firm that provides services to the Company. Total amounts charged to the Company by the firm during 2000 were $344 ($268 during 1999).

15.  GEOGRAPHIC SEGMENTS

     The Company's operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company's operations in different geographic areas for the years ended December 31, 1998, 1999 and 2000, is as follows:

                                                                             1998
                                               -------------------------------------------------------------------
                                                  U.S.           INTERNATIONAL      ELIMINATIONS      CONSOLIDATED
                                               -----------       -------------      ------------      ------------

Operating revenues                             $   373,562        $   25,221        $    (1,045)      $   397,738
Net operating income                                 6,171             2,395                 --             8,566
Identifiable assets                                569,482            28,182            (14,418)          583,246
Depreciation and amortization                       27,478             3,565                 --            31,043
Capital expenditures                                21,630             8,135                 --            29,765


                                                                             1999
                                               -------------------------------------------------------------------
                                                  U.S.           INTERNATIONAL      ELIMINATIONS      CONSOLIDATED
                                               -----------       -------------      ------------      ------------

Operating revenues                             $   558,593        $   28,214          $      --       $   586,807
Net operating income                                16,203             2,800                 --            19,003
Identifiable assets                                523,932            34,321            (16,012)          542,241
Depreciation and amortization                       58,597             3,687                 --            62,284
Capital expenditures                                20,932             4,795                 --            25,727

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                             2000
                                               -------------------------------------------------------------------
                                                  U.S.           INTERNATIONAL      ELIMINATIONS      CONSOLIDATED
                                               -----------       -------------      ------------      ------------

Operating revenues                             $   541,724        $   29,061          $      --       $   570,785
Net operating income                                28,007             1,643                 --            29,650
Identifiable assets                                436,574            32,298            (15,799)          453,073
Depreciation and amortization                       33,180             3,864                 --            37,044
Capital expenditures                                19,623             3,456                 --            23,079

16.      SUBSEQUENT EVENTS

On February 26, 2001, we entered into new swap agreements on $30 million and $100 million of our variable interest rate debt. These swaps are designated as partial hedges. The Company will pay counterparties interest at fixed rates of 4.96% and 5.155%. The latter rate is retroactive to January 1, 2001. Counterparties will pay the Company interest at a variable rate equal to Libor. These agreements mature and renew every three months and mature on August 1, 2002 and July 2, 2002, respectively.

On March 21, 2001, we entered into a new swap agreement on $30 million of our variable interest rate debt. This swap is designated as a partial hedge. The Company will pay counterparties interest at a fixed rate of 4.765%. Counterparties will pay the Company interest at a variable rate equal to Libor. These agreements mature and renew every three months and mature on September 22, 2002.

Effective November 8, 2000, Elton E. Babbitt agreed to sell his QDI common shares to the Company. These shares will be repurchased in increments over the 24 month period starting December 15, 2000.

In January 2001, we reached agreement with a CLC preferred shareholder to repurchase preferred shares of CLC for the stated value of $2.6 million plus associated costs.

17.      GUARANTOR SUBSIDIARIES

The 10% Series B Senior Subordinated Notes issued in June 1998 and due 2006 are unconditionally guaranteed on a senior unsecured basis pursuant to guarantees by all the Company's direct and indirect domestic subsidiaries, excluding Bulknet, (the Guarantors). All non-domestic subsidiaries including Levy Transport, Ltd. are non-guarantor subsidiaries.

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

The following condensed consolidating financial information presents:

Condensed consolidating balance sheets at December 31, 1999, and 2000 and condensed consolidating statements of operations and of cash flows for the three years ended December 31, 2000.

The parent company and combined guarantor subsidiaries.

Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING BALANCE SHEET, DECEMBER 31, 2000

                                                                      GUARANTOR     NON-GUARANTOR
                                                        PARENT       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                      ----------     ------------   --------------  -------------    ------------

ASSETS
Current assets:
   Cash and cash equivalents                          $       --      $    2,469      $      167              --      $    2,636
   Restricted cash                                            --              --              --              --              --
   Accounts receivable, net                                   --             518              --              --             518
   Current maturities and other
       receivables                                            --          85,329           9,426              --          94,755
   Inventories                                                --           1,528             258              --           1,786
   Prepaid expenses                                           --           7,249             142              --           7,391
   Prepaid tires                                              --           7,660             496              --           8,156
   Income tax recoverable                                     --             350              --              --             350
   Deferred income taxes                                      --             (20)             20              --              --
   Other                                                      --             650              --              --             650
                                                      ----------      ----------      ----------      ----------      ----------
     Total current assets                                     --         105,733          10,509              --         116,242

Property and equipment, net                                   --         154,065          21,451              --         175,516
Other receivables, less current maturities                    --              --              --              --              --
Intangibles and goodwill                                      --         152,748             920              --         153,668
Insurance proceeds receivable                                 --              --              --              --              --
Deferred income taxes                                         --              --              --              --              --
Investment in subsidiaries                               221,098              --              --        (221,098)             --
Other assets                                             100,000           7,643               4        (100,000)          7,647
                                                      ----------      ----------      ----------      ----------      ----------
                                                      $  321,098      $  420,189      $   32,884      $ (321,098)     $  453,073
                                                      ==========      ==========      ==========      ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of
       Indebtedness                                   $    3,619      $       --      $       --      $       --      $    3,619
   Accounts payable                                           --          16,128             315              --          16,443
   Inter company                                              --         (14,225)         14,225              --              --
   Independent contractors payable                            --           7,497              66              --           7,563
   Accrued expenses                                           --          50,654              --              --          50,654
   Income taxes payable                                       --             505             329              --             834
                                                      ----------      ----------      ----------      ----------      ----------
     Total current liabilities                             3,619          60,559          14,935              --          79,113

Bank facility, less current maturities                   413,253              --              67              --         413,320
Obligations under capital lease                               --              --              --              --              --
Accrued loss and damage claims                                --              --              --              --              --
Environmental liabilities                                     --          39,873              --              --          39,873
Other long-term liabilities                                   --         110,926              --        (100,000)         10,926
Deferred income tax                                           --          (1,173)          2,355              --           1,182
                                                      ----------      ----------      ----------      ----------      ----------
     Total liabilities                                   416,872         210,185          17,357        (100,000)        544,414
                                                      ----------      ----------      ----------      ----------      ----------

Redeemable common stock                                    1,210              --              --              --           1,210
                                                      ----------      ----------      ----------      ----------      ----------
Mandatorily redeemable preferred stock                    13,882              --              --              --          13,882
                                                      ----------      ----------      ----------      ----------      ----------
Minority interest in subsidiaries                             --           4,433              --              --           4,433
                                                      ----------      ----------      ----------      ----------      ----------
Shareholders' equity:
   Common stock and additional
       paid-in capital                                   105,676         142,963          15,082        (158,045)        105,676
   Retained earnings (deficit)                           (22,212)         62,608           1,320         (63,928)        (22,212)
   Treasury stock                                            (32)             --              --              --             (32)
   Stock recapitalization                               (189,589)             --             (55)             55        (189,589)
   Other shareholder's equity                             (2,823)             --            (820)            820          (2,823)
   Notes receivable                                       (1,886)             --              --              --          (1,886)
                                                      ----------      ----------      ----------      ----------      ----------
     Total shareholders' equity (deficit)               (110,866)        205,571          15,527        (221,098)       (110,866)
                                                      ----------      ----------      ----------      ----------      ----------
                                                      $  321,098      $  420,189      $   32,884      $ (321,098)     $  453,073
                                                      ==========      ==========      ==========      ==========      ==========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING BALANCE SHEET, DECEMBER 31, 1999

                                                                      GUARANTOR     NON-GUARANTOR
                                                        PARENT       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                      ----------     ------------   --------------  -------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                          $       --      $      165      $      885                      $    1,050
   Restricted cash                                                            --
   Accounts receivable, net                                              108,027           8,073                         116,100

   Current maturities and other
     receivables                                                           2,159              --                           2,159
   Inventories                                                             1,547             216                           1,763
   Prepaid expenses                                                       10,696             357                          11,053
   Prepaid tires                                                           8,754             525                           9,279
   Income tax recoverable                                                    354              --                             354
   Deferred income taxes                                                  15,214              --                          15,214
   Other                                                                     689              --                             689
                                                      ----------      ----------      ----------      ----------      ----------
     Total current assets                                     --         147,605          10,056              --         157,661
Property and equipment, net                                              165,781          22,976                         188,757
Goodwill, net                                                            157,363           1,051                         158,414
Insurance proceeds and other
     environmental receivables                                            11,403              --                          11,403
Deferred income taxes                                                     14,127              --                          14,127
Investment in subsidiaries                               271,424              --              --        (271,424)             --
Other assets                                             100,000          11,642             237        (100,000)         11,879
                                                      ----------      ----------      ----------      ----------      ----------
                                                      $  371,424      $  507,921      $   34,320      $ (371,424)     $  542,241
                                                      ==========      ==========      ==========      ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of
       indebtedness                                   $    2,888      $      138      $       --      $       --           3,026
   Accounts payable                                           --          14,912           3,360              --          18,272
   Affiliates and independent                                 --
       owner-operators payable                                --           8,092              99              --           8,191
   Accrued expenses                                           --          57,954             895              --          58,849
   Income taxes payable                                       --             334             520              --             854
                                                      ----------      ----------      ----------      ----------      ----------
     Total current liabilities                             2,888          81,430           4,874              --          89,192

Long-term debt, less current
     maturities                                          420,022         100,008          11,100        (100,000)        431,130
Environmental liabilities                                     --          49,346              --              --          49,346
Other long-term liabilities                                   --          19,265              --              --          19,265
Deferred income tax                                           --          (2,334)          2,334              --              --
                                                      ----------      ----------      ----------      ----------      ----------
     Total liabilities                                   422,910         247,715          18,308        (100,000)        588,933
                                                      ----------      ----------      ----------      ----------      ----------

Mandatorily redeemable common stock                        1,210              --              --              --           1,210
                                                      ----------      ----------      ----------      ----------      ----------
Mandatorily redeemable preferred stock                    12,077              --              --              --          12,077
                                                      ----------      ----------      ----------      ----------      ----------
Minority interest in subsidiaries                             --           4,794              --              --           4,794
                                                      ----------      ----------      ----------      ----------      ----------
Shareholders' equity:
   Common stock and additional
       paid-in capital                                   104,935         200,202          15,081        (215,283)        104,935
   Retained earnings (deficit)                            21,320          55,210           1,174         (56,384)         21,320
   Stock recapitalization                               (189,589)             --             (55)             55        (189,589)
   Cumulative currency translation                            --
       adjustment                                           (177)             --            (188)            188            (177)
   Note receivable                                        (1,262)             --              --              --          (1,262)
                                                      ----------      ----------      ----------      ----------      ----------
     Total shareholders' equity (deficit)                (64,773)        255,412          16,012        (271,424)        (64,773)
                                                      ----------      ----------      ----------      ----------      ----------
                                                      $  371,424      $  507,921      $   34,320      $ (371,424)     $  542,241
                                                      ==========      ==========      ==========      ==========      ==========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2000

                                                               GUARANTOR       NON-GUARANTOR
                                                PARENT        SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                               ---------      ------------     --------------   ------------     ------------
Operating revenues:
   Transportation                              $      --        $ 478,741        $  26,984        $     323        $ 506,048
   Other                                              --           62,525            2,212               --           64,737
                                               ---------        ---------        ---------        ---------        ---------

     Total revenues                                   --          541,266           29,196              323          570,785

Operating expenses:
   Purchased transportation                           --          319,096            3,177              323          322,596
   Depreciation and amortization                      --           33,155            3,889               --           37,044
   Other operating expenses                           --          160,195           21,300               --          181,495
                                               ---------        ---------        ---------        ---------        ---------

Operating income                                      --           28,820              830               --           29,650

Interest expense, net                            (39,934)              --             (302)              --          (40,236)
Other income                                          --              (20)              (4)              --              (24)
Equity in earnings of
     Subsidiaries                                 17,160               --               --          (17,160)              --
                                               ---------        ---------        ---------        ---------        ---------

Income (loss) before taxes                       (22,774)          28,840              532          (17,160)         (10,562)

Income taxes                                     (19,013)         (11,824)            (388)              --          (31,225)
Minority interest                                     --               --               --               --               --
                                               ---------        ---------        ---------        ---------        ---------

Net income (loss)                              $ (41,787)       $  17,016        $     144        $ (17,160)       $ (41,787)
                                               =========        =========        =========        =========        =========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1999

                                                               GUARANTOR       NON-GUARANTOR
                                                PARENT        SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                               ---------      ------------     --------------   ------------     ------------

Operating revenues:
   Transportation                              $      --        $ 470,081        $  27,572        $      --        $ 497,653
   Other                                              --           88,512              642               --           89,154
                                               ---------        ---------        ---------        ---------        ---------

     Total revenues                                   --          558,593           28,214               --          586,807

Operating expenses:
   Purchased transportation                           --          317,647            3,572               --          321,219
   Option expense                                     --               --               --               --               --
   Depreciation and amortization                      --           58,597            3,687               --           62,284
   Other operating expenses                           --          166,146           18,155               --          184,301
                                               ---------        ---------        ---------        ---------        ---------

Operating income                                      --           16,203            2,800               --           19,003

Interest expense, net                            (39,810)              --             (642)              --          (40,452)
Other income                                          --              134               --               --              134
Equity in earnings of
     subsidiaries                                 10,987               --               --          (10,897)              --
                                               ---------        ---------        ---------        ---------        ---------

Income (loss) before taxes                       (28,823)          16,337            2,158          (10,897)         (21,315)

Income taxes                                      13,393           (6,698)            (789)              --            5,906
Minority interest                                     --              (21)              --               --              (21)
                                               ---------        ---------        ---------        ---------        ---------

Net income (loss)                                (15,430)           9,618            1,369          (10,897)         (15,430)
                                               =========        =========        =========        =========        =========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1998

                                                               GUARANTOR       NON-GUARANTOR
                                                PARENT        SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                               ---------      ------------     --------------   ------------     ------------

Operating revenues:
   Transportation                              $      --        $ 331,377        $  23,991        $    (346)       $ 355,022
   Other                                              --           42,185            1,230             (699)          42,716
                                               ---------        ---------        ---------        ---------        ---------

     Total revenues                                   --          373,562           25,221           (1,045)         397,738

Operating expenses:
   Purchased transportation                           --          223,858            2,820           (1,045)         225,633
   Option expense                                     --           14,678               --               --           14,678
   Depreciation and amortization                      --           27,478            3,565               --           31,043
   Other operating expenses                           --          101,377           16,441               --          117,818
                                               ---------        ---------        ---------        ---------        ---------

Operating income                                      --            6,171            2,395               --            8,566

Interest expense, net                            (14,290)          (4,774)            (727)              --          (19,791)
Other expense                                         --              164               --               --              164
Equity in earnings of subsidiaries                (1,145)              --               --            1,145               --
                                               ---------        ---------        ---------        ---------        ---------

Income (loss) before taxes                       (15,435)           1,561            1,668            1,145          (11,061)

Income taxes                                       5,344             (641)            (656)              --            4,047
Minority interest                                     --              (74)              --               --              (74)
                                               ---------        ---------        ---------        ---------        ---------

Net income (loss) before
    extraordinary item                           (10,091)             846            1,012            1,145           (7,088)

Extraordinary item                                    --           (3,008)             (69)              --           (3,077)
                                               ---------        ---------        ---------        ---------        ---------

Net income (loss)                              $ (10,091)       $  (2,162)       $     943        $   1,145        $ (10,165)
                                               =========        =========        =========        =========        =========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000

                                                               GUARANTOR       NON-GUARANTOR
                                                PARENT        SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                               ---------      ------------     --------------   ------------     ------------

Cash provided by (used for)
       operating activities:
   Net income (loss)                           $ (41,787)          17,016              144        $ (17,160)       $ (41,787)
   Adjustments for non-cash
       Charges                                    41,787           21,293            4,030               --           67,110
   Changes in assets and
       liabilities                                    --          (12,592)           8,301           17,160           12,869
                                               ---------        ---------        ---------        ---------        ---------
Net cash provided by
    Operating activities                              --           25,717           12,475               --           38,192
                                               ---------        ---------        ---------        ---------        ---------
Investing activities:
   Acquisition of subsidiary                          --               --               --               --               --
   Capital expenditures                               --          (19,193)          (3,886)              --          (23,079)
   Proceeds from asset
       dispositions                                   --            3,334            1,024               --            4,358
   Other                                              --               --               --               --               --
                                               ---------        ---------        ---------        ---------        ---------

Net cash used for investing
    Activities                                        --          (15,859)          (2,862)              --          (18,721)
                                               ---------        ---------        ---------        ---------        ---------
Financing activities:
   Proceeds from issuance of
       long-term debt                               (314)              --              314               --               --
   Payment of obligations                             --           (6,573)         (10,645)              --          (17,218)
   Recapitalization expenditures                      --               --               --               --               --
   Issuance of preferred stock, net                  470               --               --               --              470
   Issuance of common stock, net                    (301)              --               --               --             (301)
   Other                                              --              (32)              --               --              (32)
   Net change in intercompany
       balances                                      145             (145)              --               --               --
                                               ---------        ---------        ---------        ---------        ---------

Net cash used for by financing
     activities                                       --           (6,750)         (10,331)              --          (17,081)
                                               ---------        ---------        ---------        ---------        ---------

Net increase in cash                                  --            3,109             (719)              --            2,390
Effect of exchange rate changes
     on cash                                          --             (804)              --               --             (804)
Cash, beginning of period                             --              165              885               --            1,050
                                               ---------        ---------        ---------        ---------        ---------

Cash, end of period                            $      --        $   2,470        $     166               --        $   2,636
                                               =========        =========        =========        =========        =========

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000

                                                               GUARANTOR       NON-GUARANTOR
                                                PARENT        SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                               ---------      ------------     --------------   ------------     ------------
Cash provided by (used for)
       operating activities:
   Net income (loss)                           $ (41,787)          17,016              432        $ (17,448)       $ (41,787)
   Adjustments for non-cash
       Charges                                    41,787           21,581            3,742               --           67,110
   Changes in assets and
       liabilities                                    --          (12,880)           8,301           17,448           12,869
                                               ---------        ---------        ---------        ---------        ---------
Net cash provided by
    Operating activities                              --           25,717           12,475               --           38,192
                                               ---------        ---------        ---------        ---------        ---------
Investing activities:
   Acquisition of subsidiary                          --               --               --               --               --
   Capital expenditures                               --          (19,193)          (3,886)              --          (23,079)
   Proceeds from asset
       dispositions                                   --            3,334            1,024               --            4,358
   Other                                              --               --               --               --               --
                                               ---------        ---------        ---------        ---------        ---------

Net cash used for investing
    Activities                                        --          (15,858)          (2,863)              --          (18,721)
                                               ---------        ---------        ---------        ---------        ---------
Financing activities:
   Proceeds from issuance of
       long-term debt                               (314)              --              314               --               --
   Payment of obligations                             --           (6,573)         (10,645)              --          (17,218)
   Recapitalization expenditures                      --               --               --               --               --
   Issuance of preferred stock, net                  470               --               --               --              470
   Issuance of common stock, net                    (301)              --               --               --             (301)
   Other                                              --              (32)              --               --              (32)
   Net change in intercompany
       balances                                      145             (145)              --               --               --
                                               ---------        ---------        ---------        ---------        ---------

Net cash used for by financing
     activities                                       --           (6,750)         (10,331)              --          (17,081)
                                               ---------        ---------        ---------        ---------        ---------

Net increase in cash                                  --            3,108             (718)              --            2,390
Effect of exchange rate changes
     on cash                                          --             (804)              --               --             (804)
Cash, beginning of period                             --              165              885               --           10,050
                                               ---------        ---------        ---------        ---------        ---------

Cash, end of period                            $      --        $   2,469        $     167               --        $   2,636
                                               =========        =========        =========        =========        =========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999

                                                               GUARANTOR       NON-GUARANTOR
                                                PARENT        SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                               ---------      ------------     --------------   ------------     ------------

Cash provided by (used for)
 operating activities:
   Net income (loss)                           $ (15,430)       $   9,618        $   1,369        $ (10,987)       $ (15,430)
   Adjustments for non-cash
     charges                                      15,430           45,528            3,718               --           64,676
   Changes in assets and
     liabilities                                      --          (48,192)          (2,872)          10,987          (40,077)
                                               ---------        ---------        ---------        ---------        ---------
Net cash provided by
     Operating activities                             --            6,954            2,215               --            9,169
                                               ---------        ---------        ---------        ---------        ---------
Investing activities:
   Capital expenditures                               --          (20,932)          (4,795)              --          (25,727)
   Proceeds from asset
     dispositions                                     --            7,018              583               --            7,601
   Other                                              --            9,238               13               --            9,251
                                               ---------        ---------        ---------        ---------        ---------

Net cash used for investing
     activities                                       --           (4,676)          (4,199)              --           (8,875)
                                               ---------        ---------        ---------        ---------        ---------
Financing activities:
   Proceeds from issuance of
     long-term debt
     and capital leases                             (952)              --            2,541               --            1,589
   Payment of obligations                             --           (8,706)             (58)              --           (8,764)
   Recapitalization
     expenditures                                  7,867               --               --               --            7,867
   Stock transactions                                (58)              --               --               --              (58)
   Other                                              --               --               --               --               --
   Net change in intercompany
     balances                                     (6,857)           6,857               --               --               --
                                               ---------        ---------        ---------        ---------        ---------

Net cash provided (used for)
   financing activities                               --           (1,849)           2,483               --              634
                                               ---------        ---------        ---------        ---------        ---------

Net increase in cash                                  --              429              499               --              928
Effect of exchange rate changes
     on cash                                          --              456             (419)              --               37
Cash, beginning of period                             --             (720)             805               --               85
                                               ---------        ---------        ---------        ---------        ---------

Cash, end of period                            $      --        $     165        $     885        $      --        $   1,050
                                               =========        =========        =========        =========        =========

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
(IN 000'S, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1998

                                                               GUARANTOR       NON-GUARANTOR
                                                PARENT        SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                               ---------      ------------     --------------   ------------     ------------

Cash provided by (used for)
 operating activities:
   Net income (loss)                           $ (10,091)       $  (2,162)       $     943        $   1,145        $ (10,165)
   Adjustments for non-cash
     charges                                      10,091           16,208            3,647               --           29,946
   Changes in assets and
     liabilities                                      --           (2,250)             210           (1,145)          (3,185)
                                               ---------        ---------        ---------        ---------        ---------
Net cash provided by
     Operating activities                             --           11,796            4,800               --           16,596
                                               ---------        ---------        ---------        ---------        ---------
Investing activities:
   Acquisition of subsidiary                    (264,016)              --               --               --         (264,016)
   Capital expenditures                               --          (21,631)          (8,134)              --          (29,765)
   Proceeds from asset
     dispositions                                     --            4,026              480               --            4,506
   Other                                              --               --               --               --               --
                                               ---------        ---------        ---------        ---------        ---------
Net cash used for investing
     activities                                 (264,016)         (17,605)          (7,654)              --         (289,275)
                                               ---------        ---------        ---------        ---------        ---------
Financing activities:
   Proceeds from issuance of
     long-term debt
     and capital leases                          433,000               --            9,807               --          442,807
   Payment of obligations                             --          (45,279)         (11,898)              --          (57,177)
   Recapitalization
     expenditures                               (188,324)              --              (55)              --         (188,379)
   Issuance of common stock - net                 74,323               --               --               --           74,323
   Other                                              --             (161)              --               --             (161)
   Net change in intercompany
     balances                                    (54,983)          49,825            5,158               --               --
                                               ---------        ---------        ---------        ---------        ---------
Net cash provided by financing
     activities                                  264,016            4,385            3,012               --          271,413
                                               ---------        ---------        ---------        ---------        ---------

Net increase in cash                                  --           (1,424)             158               --           (1,266)
Effect of exchange rate changes
     on cash                                          --               --              (26)              --              (26)
Cash, beginning of period                             --              703              674               --            1,377
                                               ---------        ---------        ---------        ---------        ---------

Cash, end of period                            $      --        $    (721)       $     806        $      --        $      85
                                               =========        =========        =========        =========        =========


Exhibit No.       Description
-----------       -----------


2.1 Agreement and Plan of Merger, dated as of February 10, 1998, by and among QDI and Sombrero Acquisition Corp.*

2.2 Agreement and plan of Merger, dated as of June 9, 1998, b6 and among Palestra Acquisition Corp., CLC and the shareholders of CLC.*

2.3      Amendment No. 1 to the Agreement and Plan of merger, dated as of July
         27, 1998, by and among Palestra Acquisition Corp., CLC and the shareholders of CLC.*

2.4      Amendment No. 2 to the Agreement and Plan of Merger, dated as of August
         25, 1998, by and among Palestra Acquisition Corp., CLC and the shareholders of CLC.*

3.1      Articles of Incorporation of QDI.*

3.2      Bylaws of QDI.*

4.1 Credit Agreement, dated as of June 9, 1998 and amended and restated as of August 28, 1998, between QDI, Levy Transport, Ltd., the lenders party thereto and Credit Suisse First Boston Corporation, as administrative agent.*

4.2 Indenture, dated as of June 9, 1998, by and among QDI, the Guarantors and United States Trust Company of New York, as trustee (including form of 10% Senior Subordinated Notes due 2006 and form of Floating Interest
         Rate Subordinated Term Securities due 2006).*

4.3      First Supplemental Indenture, dated as of August 28, 1998, by and among
         QDI, CLC and its subsidiaries as Guarantors, to the indenture dated as of June 9, 1998.*

4.4      Articles of Amendment for 13.75% Senior Exchangeable Preferred Stock.*

4.5      Articles of Amendment for 8% Redeemable Preferred Stock.*

4.6      Exchange Indenture re: 13.75% Senior Exchangeable Preferred Stock.*

4.7 Indenture, dated as of June 16, 1997 between CLC and First Union Bank, as Trustee.*

4.8 First Supplemental Indenture, dated as of August 12, 1998, between CLC and First Union National Bank to the indenture dated as of June 16, 1997.

4.9      Form of 10% Senior Subordinated notes due 2006 (filed as part of
         Exhibit 4.2).*

4.10     Form of Floating Interest Rate Subordinated Term Securities due 2006
         (filed as part of Exhibit 4.2).*

4.11     Registration Rights Agreement, dated as of June 9, 1998, by and among
         QDI, the Guarantors and BT Alex. Brown Incorporated, Credit Suisse
         First Boston Corporation and Salomon Brothers Inc.*

10.1     QDI 1998 Employee Stock Option Plan.*

10.2 Employment Agreement, dated as of February 10, 1998, by and between Charles J. O'Brien and Montgomery Tank Lines, Inc.*

10.3     Supplemental Letter dated as of February 10, 1998 to Employment
         Agreement between Charles O'Brien and Montgomery Tank Lines, Inc.*

10.4 Employment Agreement, dated as of February 10, 1998, by and between Richard J. Brandewie and Montgomery Tank Lines, Inc.*

10.5 Employment Agreement, dated as of February 10, 1998, by and between Marvin Sexton and Montgomery Tank Lines, Inc.*

10.6     Consulting Agreement between Montgomery Tank Lines, Inc. and Elton E.
         Babbit, dated February 10, 1998.*

10.7     Shareholders' Agreement by and between Elton E. Babbit, Charles J.
         O'Brien, Jr., Richard J. Brandewie, Marvin E. Sexton and Apollo, dated
         February 10, 1998.*

10.8     Non-Competition Agreement with Elton E. Babbit, dated as of February
         10, 1998.*

10.9     Non-Competition Agreement with Gordon Babbit, dated as of February 10,
         1998.*

10.10    Management Agreement between Apollo and QDI dated as of February 10,
         1998.*

10.11    Marvin Sexton Limited Recourse Secured Promissory Note, dated as of
         June 9, 1998.*


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

                                            /s/ Charles J. O'Brien, Jr.
                                            -----------------------------------
                                                Chairman of the Board


March 27, 2001

Date:    March 22, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date              Signature                          Title
----              ---------                          -----

March 27, 2001    /s/ Thomas L. Finkbiner            President, and Chief Executive
                  -----------------------------      Officer
                  Thomas L. Finkbiner                (Principal Executive Officer)




March 27, 2001    /s/ Dennis R. Farnsworth           Senior Vice President and
                  -----------------------------      Chief Financial Officer
                  Dennis R. Farnsworth               (Principal Financial and
                                                     Accounting Officer)



March 27, 2001    /s/ Charlie J. O'Brien             Chairman of the Board
                  -----------------------------
                  Charlie J. O'Brien



March 27, 2001    /s/ Richard J. Brandewie           Director
                  -----------------------------
                  Richard J. Brandewie



March 27, 2001    /s/ Joshua Harris                  Director
                  -----------------------------
                  Joshua Harris



March 27, 2001    /s/ Michael D. Weiner              Director
                  -----------------------------
                  Michael D. Weiner



March 27, 2001    /s/ Robert A. Katz                 Director
                  -----------------------------
                  Robert A. Katz



March 27, 2001    /s/ Marc J. Rowan                  Director
                  -----------------------------
                  Marc J. Rowan


March 27, 2001    /s/ John H. Kissick                Director
                  -----------------------------
                 John H. Kissick



March 27, 2001    /s/ Philip J. Ringo                Director
                  -----------------------------
                  Philip J. Ringo



March 27, 2001    /s/ Marc Becker                    Director
                  -----------------------------
                  Marc Becker



March 27, 2001    /s/ Don Orris                      Director
                  -----------------------------
                  Don Orris


SUPPLEMENT INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15
(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

         No annual report to security holders covering Registrant's last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders during the 2000 fiscal year.