Form 10-Q
period 2001-03-31
QUALITY DISTRIBUTION INC
filed 2001-05-07
CIK 922863

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934.

For the quarterly period ended           MARCH 31, 2001
                              --------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:             0-24180
                       ---------------------------------------------------------

                           Quality Distribution, Inc.
--------------------------------------------------------------------------------
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

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at MARCH 31, 2001
------------------------------             -----------------------------
(Common Stock, $.01 par value)                        2,017,949

                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                Page No.
                                                                                --------
Part I  Financial Information

        Item 1     Financial Statements

        Condensed consolidated balance sheets -
        March 31, 2001 (unaudited) and December 31, 2000                           3-4

        Condensed consolidated statements of operations -
        three months ended March 31, 2001
        and 2000 (unaudited)                                                         5

        Condensed consolidated statements of cash flows - three months ended
        March 31, 2001 and 2000 (unaudited)                                          6

        Notes to condensed consolidated financial
        statements                                                                7-20

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

                                    FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                 March 31,      December 31,
                                                   2001            2000
                                               (Unaudited)           *
                                               -----------      ------------
ASSETS
Current Assets
 Cash                                           $  2,316         $   2,636
 Accounts receivable                             101,905           104,534
 Allowance for doubtful accounts                  (9,944)           (9,779)
 Current maturities of other receivables             524               518
 Inventories                                       1,764             1,786
 Prepaid expenses                                  6,194             7,391
 Prepaid tires                                     8,149             8,156
 Income tax receivable                               350               350
 Other                                               669               650
                                                --------         ---------
  Total Current assets                           111,927           116,242

Property, plant and equipment                    328,780           326,989
 Less - accumulated depreciation and
  amortization                                  (155,596)         (151,473)
                                                --------         ---------
                                                 173,184           175,516

Intangibles and goodwill, net                    152,482           153,668
Other Assets                                       7,427             7,647
                                                --------         ---------
                                                $445,020         $ 453,073
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

                                    FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (continued)

                                                 March 31,       December 31,
                                                    2001             2000
                                                (Unaudited)           *
                                                ----------       -----------
Current Liabilities
 Current maturities of indebtedness              $  3,013         $  3,619
 Accounts payable and accrued expenses             62,425           63,757
 Independent contractors payable                    9,294            7,563
 Other current liabilities                          2,426            3,340
 Income tax payable                                   805              834
                                                 --------         --------
     Total Current liabilities                     77,963           79,113

Long term debt, less current maturities           272,674          273,100
Capital lease obligations, less current
  maturities                                           --              220
Subordinated debt                                 140,000          140,000
Environmental liabilities                          37,830           39,873
Other long term obligations                         8,448            7,834
Accrued loss and damage claims                      3,092            3,092
Deferred Tax                                        1,402            1,182
Minority interest in subsidiaries                   1,833            4,433
Manditorily redeemable preferred stock             14,243           13,882
Redeemable common stock (30,239 shares)             1,210            1,210

Stockholders' equity (deficit)
  Common stock                                         20               20
  Additional paid-in-capital                      105,656          105,656
  Treasury stock                                      (92)             (32)
  Retained earnings (deficit)                     (23,300)         (22,212)
  Stock recapitalization                         (189,589)        (189,589)
  Other comprehensive loss                         (4,484)          (2,823)
  Note receivable                                  (1,886)          (1,886)
                                                 --------         --------
  Total stockholders' equity (deficit)           (113,675)        (110,866)
                                                 --------         --------
                                                 $445,020         $453,073
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

                                    FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                       Three months ended
                                                            March 31,
                                                        2001         2000
                                                      --------     --------
                  Operating Revenues
                  Transportation                      $115,076     $132,502
                  Other                                 15,727       16,070
                                                      --------     --------
                                                       130,803      148,572
                  Operating Expenses
                  Purchased transportation              74,217       83,208
                  Depreciation and amortization          8,648        9,297
                  Other operating expenses              39,180       46,350
                                                      --------     --------
                   Operating income                      8,758        9,717
                  Interest expense, net                  9,441       10,174
                  Other (income) expense                   (13)         (25)
                                                      --------     --------
                   Income (loss) before taxes             (670)        (432)
                  Income tax expense (benefit)             360         (293)
                  Minority interest                         --           75
                                                      --------     --------
                  Net income (loss) before the
                   cumulative effect of a change
                   in accounting principal              (1,030)        (214)
                  Cumulative effect of a change
                   in an accounting principal net
                   of $0 of related tax effect            (337)          --
                                                      --------     --------
                  Net loss                                (693)        (214)
                  Preferred stock dividends
                   and accretions                         (397)        (362)
                                                      --------     --------
                  Net income loss attributable
                   to common shareholders             $ (1,090)    $   (576)
                                                      ========     ========
                  Per Share Data:
                  Net income before cumulative
                   effect of a change in
                   accounting principal               $   (.71)    $   (.29)
                  Effect of a change in
                   accounting principal                    .17           --
                                                      --------     --------
                  Basic and diluted
                   loss per common share              $   (.54)    $   (.29)
                                                      ========     ========
                   Weighted average shares
                     Outstanding                         2,020        2,014
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

                                    FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) - (In thousands)

                                                  Three months ended
                                                       March 31,
                                                2001                2000
                                             ---------             -------
Cash provided by (used for)
Operating activities:
      Net Loss                               $    (693)            $  (214)
      Adjustments for non cash charges           9,420               9,261
      Changes in assets and liabilities            609               3,787
                                             ---------             -------
      Net cash provided by operating
        activities                               9,336              12,834

Investing activities:
      Capital expenditures                      (6,619)             (5,914)
      Proceeds from asset dispositions           1,122                 992
                                             ---------             -------
      Net cash (used for)
        investing activities                    (5,497)             (4,922)

Financing activities:
      Proceeds from issuance of debt                --                  --
      Payment of debt obligation                (1,251)             (8,913)
      Issuance of common stock                      --                 200
      Purchase of preferred stock               (2,600)                 --
      Other                                        275                  --
                                             ---------             -------
      Net cash (used in)
        financing activities                    (3,576)             (8,713)
                                             ---------             -------
Net increase (decrease) in cash                    263                (801)
Effect of exchange rate changes on cash           (583)                (73)
Cash, beginning of period                        2,636               1,050
                                             ---------             -------
Cash, end of period                          $   2,316             $   176
                                             =========             =======
Cash payments for:
      Interest                               $   6,315             $ 6,251
      Income taxes                           $     208             $   275
Non cash activities:
  Preferred Stock Accretion                  $     361             $   362
Unrealized gain or (loss) on
  Derivative instruments                     $  (1,240)                 --

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

                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed, consolidated financial statements of Quality Distribution, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in the fiscal 2000 statements to conform to the 2001 presentation.

For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-K dated March 27, 2001.

Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. COMPREHENSIVE INCOME:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the stockholders' equity section of the consolidated balance sheets for annual financial statements. The Company adopted SFAS 130 in 1998 and accordingly, Comprehensive Income is as follows:

                                                           Three Months Ended
                                                                March 31,
                                                             2001     2000
                                                           -------   -------
            Net loss                                       $  (693)  $  (214)
            Other comprehensive income (loss):
              Foreign currency translation adjustments        (421)      (59)
              Unrealized gain or (loss)
                on derivative instruments                   (1,240)       --
                                                           -------   -------
              Comprehensive income (loss)                  $(2,354)  $  (273)
                                                           =======   =======

                                   FORM 10 - Q
                          ITEM 1 - Financial Statements
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)-(continued)

3. DERIVATIVES:

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

The Financial Accounting Standards Board ("FASB") issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for the Company on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs.

The Company currently has approximately $315.4 million of variable interest debt. The Company has entered into interest rate swap agreements designed as cash flow hedges of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations.

The notional amounts do not represent a measure of exposure of the Company. The Company will pay counterparties interest at a fixed rate ranging from 4.765% to 5.48%, and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at March 31, 2001 was 4.9775%. These agreements mature and renew every three months and expire at dates ranging from September 2, 2001 to September 22, 2002. A 10% fluctuation in interest rates would have a $0.9 million impact, net of interest rate swap agreements, on future earnings.

The Company has entered into short-term foreign currency agreements to exchange US dollars (US $3.9 million) for Canadian dollars (CN $6.0 million). The purpose of these agreements is to hedge against fluctuations in foreign currency exchange rates and as such we designated as cash flow hedges. These agreements mature and are renewed at the end of each month. The Company is required to make US dollar payments at fixed exchange rates ranging from 1.53 to 1.54, and as such, the market risk based upon a 10% fluctuation in the exchange rate is immaterial.

The nature of the Company's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates and currency exchange rates. The Corporation uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001 accounting changes described above affected only the pattern and the timing of the non-cash accounting recognition.

At January 1, 2001, the Corporation's financial statements were adjusted to record a cumulative effect of adopting this accounting change, as follows:

(In thousands)                               Earnings
                                             --------
Adjustment to fair value of derivatives      $   337

A reconciliation of current period changes in owners' equity follows.

(In thousands)
Balance at January 1, 2001                   $   337
Current period declines in fair value         (1,036)
Reclassifications to earnings                   (204)
                                             -------
Balance at March 31, 2001                    $  (903)
                                             =======

Additional disclosures required by SFAS No. 133, as amended, are provided in the following paragraphs.

Hedges of Future Cash Flows

Per FASB 133, the ineffective portion of changes in fair values of hedge positions should be reported in the first quarter earnings. All hedges were effective at March 31, 2001, and as such there are no earnings reclassification at March 31, 2001. There were no amounts excluded from the measure of effectiveness in the first quarter related to the hedge of future cash flows.

Of the $0.3 million transition adjustment recorded in equity at January 1, 2001, $0.2 million was reclassified to earnings during the first quarter of 2001 and is recorded in interest expense. The $(1.2) million recorded in other comprehensive income at March 31, 2001 is expected to be reclassified to future earnings, contemporaneously with and primarily offsetting changes in interest expenses on floating-rate instruments. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions.

4. ENVIRONMENTAL MATTERS:

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

5. GUARANTOR SUBSIDIARIES:

The 10% Series B Senior Subordinated Notes issued in June 1998 and due 2006 are unconditionally guaranteed on a senior unsecured basis pursuant to guarantees by all the Company's direct and indirect domestic subsidiaries, except Bulknet ("The Guarantors").

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

The following condensed consolidating financial information presents:

1. Balance Sheets as of March 31, 2001 and December 31, 2000.

2. Statements of Operations for the three months ended March 31, 2001 and 2000.

3. Statements of Cash Flows for the three months ended March 31, 2001 and 2000.

4. The parent company and combined guarantor subsidiaries.

5. Elimination entries necessary to consolidate the parent company and all its subsidiaries.

                                    FORM 10-Q
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)
                                 (In thousands)

                                                        Guarantor    Non-Guaran-     Consol-
                                    Parent      Subs     tor Subs       Elim's       idated
                                   --------   --------  ---------    -----------    --------
ASSETS
Current Assets
 Cash and cash equivalents         $     --   $  2,697    $  (381)     $     --     $  2,316
 Accounts receivable, net                --     84,506      7,455            --       91,961
 Current maturities of
 Other receivable                        --        524         --            --          524
 Inventories                             --      1,539        225            --        1,764
 Prepaid expenses                        --      5,794        400            --        6,194
 Prepaid tires                           --      7,613        536            --        8,149
 Income tax recoverable                  --        350         --            --          350
 Other                                   --        669         --            --          669
                                   --------   --------    -------     ---------     --------
     Total Current Assets                --    103,692      8,235            --      111,927

 Property and equipment,net              --    155,076     18,108            --      173,184
 Intangibles & goodwill,net              --    151,628        854            --      152,482
 Other assets                       100,000      7,423          4      (100,000)       7,427
 Investment in subsidiaries         217,402         --         --      (217,402)          --
                                   --------   --------    -------     ---------     --------
                                   $317,402   $417,819    $27,201     $(317,402)    $445,020
                                   ========   ========    =======     =========     ========

                                    FORM 10-Q
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                           CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001
                     (Unaudited) - (In thousands, continued)

                                                        Guarantor       Non-Guaran-                          Consol-
                                        Parent             Subs          tor Subs            Elim's           idated
                                       ---------        ---------       -----------        ---------        ---------
Current Liabilities
  Current maturities of
    indebtedness                       $   3,013        $      --        $     --                 --        $   3,013
  Accounts payable and
    accrued expenses                          --           47,468           1,592                 --           49,060
  Inter-company                               --           (7,941)          7,941                 --               --
Independent contractors
    payable                                   --            9,247              47                 --            9,294
  Other current liabilities                   --           15,791              --                 --           15,791
  Income tax payable                          --              556             249                 --              805
                                       ---------        ---------        --------          ---------        ---------
  Total Current Liabilities                3,013           65,121           9,829                 --           77,963
Bank debt, less
  current maturities                     412,611               --              63                 --          412,674
Environmental liabilities                     --           37,830              --                 --           37,830
Other long term liabilities                   --          111,540              --           (100,000)          11,540
Deferred income taxes                         --             (839)          2,241                 --            1,402
Minority interest in subs                     --            1,833              --                 --            1,833
Mandatorily redeemable
  preferred stock                         14,243               --              --                 --           14,243
Redeemable common stock                    1,210               --              --                 --            1,210
Stockholders' Equity
  Common stock and
  Additional paid-in-capital             105,676          134,561          15,082           (149,643)         105,676
  Retained earnings                      (23,300)          67,773           1,281            (69,054)         (23,300)
  Treasury stock                             (92)              --              --                 --              (92)
  Stock recapitalization                (189,589)              --             (55)                55         (189,589)
  Other stockholders' equity              (4,484)              --          (1,240)             1,240           (4,484)
  Note receivable                         (1,886)              --              --                 --           (1,886)
                                       ---------        ---------        --------          ---------        ---------
  Total stockholders'
    equity or (deficit)                 (113,675)         202,334          15,068           (217,402)        (113,675)
                                       ---------        ---------        --------          ---------        ---------
                                       $ 317,402        $ 417,819        $ 27,201          $(317,402)       $ 445,020
                                       =========        =========        ========          =========        =========

                                    FORM 10-Q
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                   (Unaudited)
                                 (In thousands)

                                                     Guarantor      Non-Guaran-                      Consol-
                                        Parent          Subs         tor Subs        Elim's           idated*
                                       --------      ---------      -----------     ---------        --------
ASSETS
Current Assets
  Cash and cash equivalents            $     --       $  2,469        $   167       $      --        $  2,636
  Accounts receivable, net                   --         85,847          9,426              --          95,273
  Inventories                                --          1,528            258              --           1,786
  Prepaid expenses and
    other current assets                     --         15,889            658              --          16,547
                                       --------       --------        -------       ---------        --------
      Total Current Assets                   --        105,733         10,509              --         116,242

  Property and equipment, net                --        154,065         21,451              --         175,516
  Intangibles & goodwill, net                --        152,748            920              --         153,668
  Other assets                          100,000          7,643              4        (100,000)          7,647
  Investment in subsidiaries            221,098             --             --        (221,098)             --
                                       --------       --------        -------       ---------        --------
                                       $321,098       $420,189        $32,884       $(321,098)       $453,073
                                       ========       ========        =======       =========        ========

* Condensed from audited financial statements.

                                    FORM 10-Q
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                      (Unaudited, in thousands, continued)

                                                        Guarantor       Non-Guaran-                           Consol-
                                        Parent             Subs          tor Subs             Elim's          idated*
                                       ---------        ---------       -----------         ---------        ---------
Current Liabilities
  Current maturities of
    indebtedness                       $   3,619        $      --        $     --                  --        $   3,619
  Accounts payable and
    accrued expenses                          --           66,782             315                  --           67,097
  Inter Company                               --          (14,225)         14,225                  --               --
  Independent contractors
    payable                                   --            7,497              66                  --            7,563
  Other current liabilities                   --               --              --                  --               --
  Income tax payable                          --              505             329                  --              834
                                       ---------        ---------        --------           ---------        ---------
    Total Current Liabilities              3,619           60,559          14,935                  --           79,113
Bank debt, less
  current maturities                     273,253               --              67                  --          273,320
Subordinated debt                        140,000               --              --                  --          140,000
Environmental liabilities                     --           39,873              --                  --           39,873
Other long term liabilities                   --          110,926                            (100,000)          10,926
Deferred income taxes                         --           (1,173)          2,355                  --            1,182
Minority interest in subs                     --            4,433              --                  --            4,433
Mandatorily redeemable
  preferred stock                         13,882               --              --                  --           13,882
Redeemable common stock                    1,210               --              --                  --            1,210
Stockholders' Equity
  Common stock and
  Additional paid-in-capital             105,676          142,963          15,082            (158,045)         105,676
  Retained earnings                      (22,212)          62,608           1,320             (63,928)         (22,212)
  Treasury stock                             (32)              --              --                  --              (32)
  Stock recapitalization                (189,589)                             (55)                 55         (189,589)
  Other stockholders' equity              (2,823)              --            (820)                820           (2,823)
  Note receivable                         (1,886)              --              --                  --           (1,886)
                                       ---------        ---------        --------           ---------        ---------
    Total stockholders'
      equity or (deficit)               (110,866)         205,571          15,527            (221,098)        (110,866)
                                       ---------        ---------        --------           ---------        ---------
                                       $ 321,098        $ 420,189        $ 32,884           $(321,098)       $ 453,073
                                       =========        =========        ========           =========        =========

* Condensed from audited financial statements.

                                    FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 QUALITY DISTRIBUTION,INC.AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2001
              (Unaudited) - (In thousands, except per share data)

                                                        Guarantor      Non-Guaran-                        Consol-
                                        Parent            Subs          tor Subs          Elim's          idated
                                       ---------        ---------      -----------      ---------        ---------
Operating Revenues
Transportation                         $      --        $ 108,916        $ 6,160        $      --        $ 115,076
Other                                         --           15,286            441               --           15,727
                                       ---------        ---------        -------        ---------        ---------
                                              --          124,202          6,601               --          130,803
Operating Expenses
Purchased transportation                      --           73,419            798               --           74,217
Depreciation and amortization                 --            7,762            886               --            8,648
Other operating expenses                      --           34,235          4,945               --           39,180
                                       ---------        ---------        -------        ---------        ---------
Operating income (loss)                       --            8,786            (28)              --            8,758
Interest expense, net                      9,443               --             (2)              --            9,441
Other (income) expense                        --              (14)             1               --              (13)
Equity in earnings (loss)
  of subsidiaries                          5,105               --             --           (5,105)              --
                                       ---------        ---------        -------        ---------        ---------
Income (loss) before taxes                (4,338)           8,800            (27)          (5,105)            (670)
Income taxes                              (3,308)           3,608             60               --              360
                                       ---------        ---------        -------        ---------        ---------
Net income (loss)
  Before change in
  accounting principal                    (1,030)           5,192            (87)          (5,105)          (1,030)
Change in accounting
  Principal                                 (337)              --             --               --             (337)
                                       ---------        ---------        -------        ---------        ---------
  Net Income or (loss)                 $    (693)       $   5,192        $   (87)       $  (5,105)       $    (693)
                                       =========        =========        =======        =========        =========

                                    FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 QUALITY DISTRIBUTION,INC.AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2000
               (Unaudited) - (In thousands, except per share data)

                                                        Guarantor      Non-Guaran-                      Consol-
                                        Parent             Subs         tor Subs       Elim's           idated
                                       ---------        ---------      -----------    ---------        ---------
Operating Revenues
Transportation                         $      --        $ 125,247        $7,255       $      --        $ 132,502
Other                                         --           15,896           174              --           16,070
                                       ---------        ---------        ------       ---------        ---------
                                              --          141,143         7,429              --          148,572
Operating Expenses
Purchased transportation                      --           82,353           855              --           83,208
Depreciation and amortization                 --            8,329           968              --            9,297
Other operating expenses                      --           41,097         5,253              --           46,350
                                       ---------        ---------        ------       ---------        ---------
Operating income (loss)                       --            9,364           353              --            9,717
Interest expense, net                      9,928               --           246              --           10,174
Other expense                                 --              (25)           --              --              (25)
Equity in earnings (loss)
  of subsidiaries                          5,534               --            --          (5,534)              --
                                       ---------        ---------        ------       ---------        ---------
Income (loss) before taxes                (4,394)           9,389           107          (5,534)            (432)
Income taxes                              (4,180)           3,849            38              --             (293)
Minority Interest                             --               75            --              --               75
                                       ---------        ---------        ------       ---------        ---------
Net income (loss)                      $    (214)       $   5,465        $   69       $  (5,534)       $    (214)
                                       =========        =========        ======       =========        =========

                                    FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
         THREE MONTHS ENDED MARCH 31, 2001 (Unaudited) - (In thousands)

                                                     Guarantor     Non-Guaran-                     Consol-
                                       Parent          Subs          tor Subs       Elim's         idated
                                       -------       ---------     -----------      -------        -------
Cash provided by (used for)
Operating activities:
Net income (loss)                      $  (693)       $ 5,192        $   (87)       $(5,105)       $  (693)
Adjustments for non
  cash charges                             693          7,823            904             --          9,420
Changes in assets/liabilities               --         (7,271)         2,775          5,105            609
                                       -------        -------        -------        -------        -------
Net cash provided by
  operating activities                      --          5,744          3,592             --          9,336
Investing activities:
  Capital expenditures                      --         (5,998)          (621)            --         (6,619)
  Proceeds from asset
    dispositions                            --          1,007            115             --          1,122
                                       -------        -------        -------        -------        -------
Net cash provided by (used
  for) investing activities                 --         (4,991)          (506)            --         (5,497)
Financing activities:
Proceeds from issuance of
  long term debt                         3,860             --         (3,860)            --             --
Payment of obligations                      --         (1,251)            --             --         (1,251)
Issuance of common stock                    --             --             --             --             --
Redemption of preferred
  stock                                 (2,600)            --             --             --         (2,600)
Other                                       --            275             --             --            275
Net change in intercompany
  balances                              (1,260)         1,260             --             --             --
                                       -------        -------        -------        -------        -------
  Net cash provided by
    financing activities                    --            284         (3,860)            --         (3,576)
                                       -------        -------        -------        -------        -------
Net increase (decrease) in
  cash                                      --          1,038           (775)            --            263
Effect of exchange rate
  changes on cash                           --           (583)            --             --           (583)
Cash, beginning of period                   --          2,242            394             --          2,636
                                       -------        -------        -------        -------        -------
Cash, end of period                    $    --        $ 2,697        $  (382)       $    --        $ 2,316
                                       =======        =======        =======        =======        =======

                                    FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     QUALITY CARRIERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
         THREE MONTHS ENDED MARCH 31, 2000 (Unaudited) - (In thousands)

                                                       Guarantor      Non-Guaran-                    Consol-
                                         Parent          Subs          tor Subs       Elim's          idated
                                         -------       ---------      -----------     -------        --------
Cash provided by (used for)
Operating activities:
Net income (loss)                        $  (214)       $ 5,465        $    69        $(5,534)       $   (214)
Adjustments for non
  cash charges                               214          8,122            925             --          (9,261)
Changes in assets/liabilities                 --         (5,056)         3,309          5,534           3,787
                                         -------        -------        -------        -------        --------
Net cash provided by
  operating activities                        --          8,531          4,303             --          12,834
Investing activities:
  Other investments                           --             --             --             --              --
  Capital expenditures                        --         (5,232)          (682)            --          (5,914)
  Proceeds from asset
    dispositions                              --            867            125             --             992
                                         -------        -------        -------        -------        --------
    Net cash used for investing
      activities                              --         (4,365)          (557)            --          (4,922)
Financing activities:
  Proceeds from issuance of
    long term debt                            --             --             --             --              --
  Payment of obligations                  (4,716)            --         (4,197)            --          (8,913)
  Issuance of common stock                   200             --             --             --             200
  Other                                       --             --             --             --              --
  Net change in intercompany
    balances                               4,516         (4,516)            --             --              --
                                         -------        -------        -------        -------        --------
  Net cash provided by
    financing activities                      --         (4,516)        (4,197)            --          (8,713)
                                         -------        -------        -------        -------        --------
Net increase (decrease) in
  cash                                        --           (350)          (451)            --            (801)
Effect of exchange rate
  changes on cash                             --             --            (73)            --             (73)
Cash, beginning of period                     --            138            912             --           1,050
                                         -------        -------        -------        -------        --------
Cash, end of period                      $    --        $  (212)       $   387        $    --        $    176
                                         =======        =======        =======        =======        ========

                                    FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                  QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
              FIRST QUARTER 2001 COMPARED TO THE FIRST QUARTER 2000

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

For the quarter ended March 31, 2001, revenues totaled $130.8 million, a 12.0% decrease from revenues of $148.6 million for the same period in 2000. This decrease is attributable to the continued decline in demand for bulk transportation services which intensified in the previous calendar quarter and continued throughout the first quarter of 2001 in the United States and Canada.

For the quarter ended March 31, 2001, operating income totaled $8.8 million, a decrease of $0.9 million compared to $9.7 million for the same period in 2000. This decrease was the result of the overall decrease in transportation revenue. Proportional reductions occurred in purchased transportation, wages, fuel and maintenance costs. Offsetting these decreases was an increase in insurance cost related to the settlement of old claims. Additionally, increases in natural gas prices led to higher utility expense and surcharges at some tank wash facilities.

The operating ratio for the quarter ended March 31, 2001 was 93.3% compared to
93.5 % for the same period in 2000. This improvement was largely due to cost improvement measures introduced in the third quarter of 2000, which continued into the first quarter of 2001 and the conversion of company terminals to affiliate operations in this quarter.

Net interest expense decreased to $9.4 million in the quarter ended March 31, 2001, from $10.2 million in the quarter ended March 31, 2000. This decrease is the result of lower interest rates on the variable interest portion of the Company's debt applied against a reduction in term and subordinated debt of $9.5 million.

The pretax loss for the quarter ended March 31, 2001 totaled $0.7 million compared to a $0.4 million loss for the same period in 2000.

Income tax expense increased from a benefit of $0.3 to expense of $0.4 due to the relative impact of non-deductible items on the different loss amounts and the non-recognition of tax benefits.

Due to the implementation FAS133 a benefit of $0.3 million has been recorded as the cumulative effect of a change in accounting principal.

For the quarter ended March 31, 2001, the Company's net loss was $0.7 million compared with a $0.2 million loss for the same period last year.

Basic weighted average shares increased to 2,020,000 in the first quarter of 2001 from 2,014,000 in 2000. As of March 31, 2001, a total of 2,017,949 shares were outstanding.

                                    FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions.

Net cash provided by operating activities totaled $9.3 million for the three months ended March 31, 2001, versus $12.8 million for the same period in 2000. This difference is due largely to the receipt of insurance proceeds offset by payments against environmental and other accruals in the first quarter of 2000 and the timing of payments for environmental and accrued expenses in 2001.

Cash used by investing activities totaled $5.5 million for the three month period ended March 31, 2001, compared to $4.9 million used for the comparable 2000 period. Capital was used primarily to acquire replacement revenue equipment and for significant upgrades to the Company's computer infrastructure and new dispatch system in 2001.

Cash used in financing activities totaled $3.6 million during the three month period ended March 31, 2001, compared to $8.7 million in the comparable period in 2000. This difference is due to the reduced payment of debt obligations in 2001.

The Company has a $285,000,000 credit facility with a group of banks maturing at various times from June of 2004 to 2006. Additionally, the Company has a revolving credit facility in the amount of $75.0 million until June 9, 2004. As of March 31, 2001, the Company has available $63.1 million under this revolving credit facility. The Company also has $100.0 million in 10% senior subordinated notes due in 2006 and $40.0 million in floating interest rate subordinated term securities also due in 2006.

Our credit agreements include financial covenants which require minimum or maximum ratios to be maintained. As of March 31, 2001, no default existed relative to these covenants. However, continued compliance with these requirements could be effected by changes relating to economic factors, market uncertainties, or other events as described under forward looking statements and risk factors.

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

                                   FORM 10 -Q

                         PART 1 - FINANCIAL INFORMATION

Forward Looking Statements And Risk Factors

Some of the statements contained in this report discuss future expectations and contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. Please see the risk factors set forth in the Company's 2000 Form 10-K which identify important risk factors such as the Company's high leverage, dependence on affiliates and owner-operators, environmental risks and claims exposure.

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

                                    FORM 10-Q

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Reference is made to Item 2 on page 17 of the Company's Form 10-K for the year ended December 31, 2000. There have been no material changes in the Company's legal proceedings since this filing.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         None

ITEM 6.  (a) Exhibits: None

         (b) Reports on Form 8-K: None

                                   Signatures



                                               QUALITY DISTRIBUTION, INC.
                                       -----------------------------------------



May 7, 2001                                     /S/ THOMAS L. FINKBINER
                                       -----------------------------------------
                                         THOMAS L. FINKBINER, (CEO, PRESIDENT)
                                               (DULY AUTHORIZED OFFICER)



May 7, 2001                                    /S/ DENNIS R. FARNSWORTH
                                       -----------------------------------------
                                          DENNIS R. FARNSWORTH (SR.VP.FINANCE)
                                              (PRINCIPAL FINANCIAL OFFICER)