Form 10-Q
period 2001-06-30
QUALITY DISTRIBUTION INC
filed 2001-08-06
CIK 922863

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934.

For the quarterly period ended                JUNE 30, 2001
                              --------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:             0-24180
                       ---------------------------------------------------------

                           Quality Distribution, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                          59-3239073
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                        Identification No.)

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

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at JUNE 30, 2001
-------------------------------                ----------------------------
(Common Stock, $.01 par value)                           2,012,842

                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I  Financial Information

        Item 1     Financial Statements

        Condensed consolidated balance sheets -
        June 30, 2001 (unaudited) and December 31, 2000                    3-4

        Condensed consolidated statements of operations - three months
        and six months ended June 30, 2001 and 2000 (unaudited)              5

        Condensed consolidated statements of cash flows - six months
        ended June 30, 2001 and 2000 (unaudited)                             6

        Notes to condensed consolidated financial statements              7-23

        Item 2     Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations

        Management's discussion and analysis of financial
        condition and results of operations                              24-27

Part II  Other Information

        Item 1     Legal proceedings                                        28

        Item 4     Submission of matters to a vote of
                   security holders                                         28

        Item 6     Exhibits

                   Reports on Form 8-K                                      28

                   Signatures                                               28

                                    FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                 June 30,       December 31,
                                                   2001             2000
                                               (Unaudited)           *
                                               -----------      ------------
ASSETS
Current Assets
 Cash                                           $  1,895         $   2,636
 Accounts receivable                             104,520           104,534
 Allowance for doubtful accounts                  (9,676)           (9,779)
 Current maturities of other receivables             637               518
 Inventories                                       1,917             1,786
 Prepaid expenses                                  4,694             7,391
 Prepaid tires                                     7,949             8,156
 Income tax receivable                               350               350
 Other                                               676               650
                                                --------         ---------
  Total current assets                           112,962           116,242

Property, plant and equipment                    332,591           326,989
 Less - accumulated depreciation and
  amortization                                  (160,434)         (151,473)
                                                --------         ---------
                                                 172,157           175,516

Intangibles and goodwill, net                    151,374           153,668
Other Assets                                       7,636             7,647
                                                --------         ---------
                                                $444,129         $ 453,073
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

                                    FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (continued)

                                                  June 30,       December 31,
                                                    2001             2000
                                                (Unaudited)           *
                                                ----------       -----------
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
 Current maturities of indebtedness              $  2,951         $  3,619
 Accounts payable and accrued expenses             59,592           63,757
 Independent contractors payable                    9,061            7,563
 Other current liabilities                          1,322            3,340
 Income tax payable                                   614              834
                                                 --------         --------
     Total current liabilities                     73,540           79,113

Long term debt, less current maturities           283,403          273,100
Capital lease obligations, less current
  maturities                                           --              220
Subordinated debt                                 140,000          140,000
Environmental liabilities                          33,354           39,873
Other long term obligations                         9,688            7,834
Accrued loss and damage claims                      1,905            3,092
Deferred Tax                                        1,724            1,182
Minority interest in subsidiaries                   1,833            4,433
Mandatorily redeemable preferred stock             14,603           13,882
Redeemable common stock (30,239 shares)             1,210            1,210

Stockholders' equity (deficit)
  Common stock                                         20               20
  Additional paid-in-capital                      105,656          105,656
  Treasury stock                                     (183)             (32)
  Retained earnings (deficit)                     (26,466)         (22,212)
  Stock recapitalization                         (189,589)        (189,589)
  Other comprehensive loss                         (4,683)          (2,823)
  Note receivable                                  (1,886)          (1,886)
                                                 --------         --------
  Total stockholders' equity (deficit)           (117,131)        (110,866)
                                                 --------         --------
                                                 $444,129         $453,073
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

                                    FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                      Six months ended            Three months ended
                                          June 30,                     June 30,
                                      2001         2000           2001          2000
                                    --------     --------       --------      --------
Operating Revenues
Transportation                      $233,224     $265,051       $118,148      $132,549
Other                                 31,197       33,310         15,470        17,240
                                    --------     --------       --------      --------
                                     264,421      298,361        133,618       149,789
Operating Expenses
Purchased transportation             151,686      167,861         77,469        84,653
Depreciation and amortization         17,578       18,505          8,930         9,208
Other operating expenses              78,847       91,296         39,667        44,947
                                    --------     --------       --------      --------
 Operating income                     16,310       20,699          7,552        10,981
Interest expense, net                 19,062       20,203          9,621        10,028
Other (income) expense                    (2)         (45)            11          (20)
                                    --------     --------       --------      --------
 Income (loss) before taxes           (2,750)         541         (2,080)          973
Income tax expense                       710          486            350           778
Minority interest                         --          150             --            75
                                    --------     --------       --------      --------
Net income (loss)                     (3,460)         (95)        (2,430)          120
Preferred stock dividends
 and accretions                         (794)        (722)          (397)         (360)
                                    --------     --------       --------      --------
Net income loss attributable
 to common shareholders             $ (4,254)    $   (817)      $ (2,827)     $   (240)
                                    ========     ========       ========      ========
Per Share Data:
Basic and diluted
loss per common share               $  (2.11)    $   (.41)      $  (1.40)     $  (.12)
                                    ========     ========       ========      ========
 Weighted average shares
  outstanding                          2,016        2,014          2,015         2,014
                                    ========     ========       ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) - (In thousands)

                                                     Six months ended
                                                         June 30,
                                                2001                 2000
                                             ---------             -------
Cash provided by (used for)
Operating activities:
      Net Loss                               $  (3,460)            $   (95)
      Adjustments for non cash charges          19,087              19,228
      Changes in assets and liabilities        (10,770)                159
                                             ---------             -------
      Net cash provided by operating
        activities                               4,857              19,292

Investing activities:
      Capital expenditures                     (13,846)             (9,793)
      Proceeds from asset dispositions           1,734               1,989
                                             ---------             -------
      Net cash (used for)
        investing activities                   (12,112)             (7,804)

Financing activities:
      Proceeds from issuance of debt            11,000                  --
      Payment of debt obligation                (1,587)             (9,074)
      Issuance of common stock                      --                 200
      Purchase of preferred stock               (2,600)                 --
      Other                                        499                  --
                                             ---------             -------
      Net cash provided by (used for)
        financing activities                     7,312              (8,874)
                                             ---------             -------
Net increase in cash                                57               2,614
Effect of exchange rate changes on cash           (798)                  4
Cash, beginning of period                        2,636               1,050
                                             ---------             -------
Cash, end of period                          $   1,895             $ 3,668
                                             =========             =======
Cash payments for:
      Interest                               $  16,891             $21,738
      Income taxes                           $     362             $    80
Non cash activities:
  Preferred Stock Accretion                  $     722             $   722
Unrealized gain or (loss) on
  derivative instruments                     $  (1,773)                 --


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

Operating results for the second quarter ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

                                             Six Months Ended     Three Months Ended
                                                  June 30,             June 30,
                                              2001      2000       2001      2000
                                            -------     -----     -------   -------
Net Income or (loss)                        $(3,460)    $ (95)    $(2,430)  $   120
Other comprehensive income (loss):
 Foreign currency translation adjustments       (87)     (250)        334      (191)
 Unrealized gain or (loss)
   on derivative instruments                 (1,773)       --        (870)       --
                                            -------     -----     -------   -------
Comprehensive income (loss)                 $(5,320)     (345)    $(2,966)  $   (71)
                                            =======     =====     =======   =======

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

The Company currently has approximately $326.4 million of variable interest debt. The Company has entered into interest rate swap agreements designed as cash flow hedges of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations.

The notional amounts do not represent a measure of exposure of the Company. The Company will pay counterparties interest at a fixed rate ranging from 4.765% to 5.48%, and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at June 30, 2001 was 3.71%. These agreements mature and renew every three months and expire at dates ranging from September 2, 2001 to September 22, 2002. A 10% fluctuation in interest rates would have a $0.8 million impact, net of interest rate swap agreements, on future earnings.

The Company has entered into short-term foreign currency agreements to exchange US dollars (US $2.1 million) for Canadian dollars (CN $3.1 million). The purpose of these agreements is to hedge against fluctuations in foreign currency exchange rates and as such we designated as cash flow hedges. These agreements mature and are renewed at the end of each month. The Company is required to make US dollar payments at fixed exchange rates ranging from 1.52 to 1.53, and as such, the market risk based upon a 10% fluctuation in the exchange rate is immaterial.

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

A reconciliation of current period changes in owners' equity follows.

                                              Six Months Ended    Three Months Ended
                                                June 30, 2001        June 30, 2001
(In thousands)                                  -------------        -------------
Balance beginning of period                      $       337          $    (903)
Current period declines in fair value                 (2,748)            (1,304)
Reclassifications to earnings                            638                434
                                                 -----------          ---------
Balance at end of period                         $    (1,773)            (1,773)
                                                 ===========          =========

Additional disclosures required by SFAS No. 133, as amended, are provided in the following paragraphs.

Hedges of Future Cash Flows

Per FASB 133, the ineffective portion of changes in fair values of hedge positions should be reported in earnings. All hedges were effective at June 30, 2001, and as such, there are no earnings reclassification at June 30, 2001, due to ineffective hedges. There were no amounts excluded from the measure of effectiveness in 2001 related to the hedge of future cash flows.

In 2001, $0.6 million and $0.4 million were reclassified to earnings during the first quarter and second quarter respectively and recorded in interest expense. The $(1.8) million recorded in other comprehensive income at June 30, 2001 is expected to be reclassified to future earnings, contemporaneously with and primarily offsetting changes in interest expenses on floating-rate instruments. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions.

4. LONG TERM DEBT:

Our credit agreements include financial covenants which were modified June 4, 2001 as part of an amendment thereto. The new financial covenants are less restrictive than the original covenants and remain in effect for eight consecutive calendar quarters.

The Company paid a fee of $1.1 million which will be amortized as interest expense for the covenant modification period. The interest rate on the credit agreement was also increased by .25%. The Company's Form 8-K dated June 8, 2000 contains full details relative to this amendment.

5. ENVIRONMENTAL MATTERS:

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

In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site at a cost estimated by the EPA to be approximately $7 million. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA's wetlands remedy. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. CLC finalized a consent decree with the state and federal trustees that resolved the natural resource damages claims. In April 2001 the Company paid $4.2 million representing settlement in full of this consent decree. CLC has also entered into an agreement in principle to reimburse the EPA's past costs in investigating and overseeing activities at the site over a three-year period for which we have established reserves. In addition, the EPA has investigated contamination in site soils. No decision has been made as to the extent of soil remediation to be required, if any.

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

6. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

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

The following condensed consolidating financial information presents:

1. Balance Sheets as of June 30, 2001 and December 31, 2000.

2. Statements of Operations for the three months ended June 30, 2001 and 2000.

3. Statements of Operations for the six months ended June 30, 2001 and 2000.

4. Statements of Cash Flows for the six months ended June 30, 2001 and 2000.

5. The parent company and combined guarantor subsidiaries.

6. Elimination entries necessary to consolidate the parent company and all its subsidiaries.

                                    FORM 10-Q
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2001
                                   (Unaudited)
                                 (In thousands)

                                                           Non
                                         Guarantor   Guarantor      Elimin-      Consol-
                                Parent      Subs       Subs         ations       idated
                               --------  ---------   ---------    ---------     --------
ASSETS
Current Assets
 Cash and cash equivalents     $     --   $  2,378    $  (483)     $     --     $  1,895
 Accounts receivable, net            --     90,427      4,417            --       94,844
 Inventories                         --      1,622        295            --        1,917
 Prepaid expense and other
 Current assets                      --     13,558        748            --       14,306
                               --------   --------    -------     ---------     --------
     Total Current Assets            --    107,985      4,977            --      112,962

 Property and equipment, net         --    154,136     18,021            --      172,157
 Intangibles & goodwill, net         --    150,507        867            --      151,374
 Other assets                   100,000      7,632          4      (100,000)       7,636
 Investment in subsidiaries     225,036         --         --      (225,036)          --
                               --------   --------    -------     ---------     --------
                               $325,036   $420,260    $23,869     $(325,036)    $444,129
                               ========   ========    =======     =========     ========

                                    FORM 10-Q
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2001
                     (Unaudited) - (In thousands, continued)

                                            Guarantor  Non-Guaran-              Consol-
                                 Parent        Subs     tor Subs     Elim's     idated
                                ---------   ---------   ---------   ---------   ---------
Current Liabilities
  Current maturities of
    indebtedness                $   2,951   $      --   $      --          --   $   2,951
  Accounts payable and
    accrued expense                    --      57,716       1,876          --      59,592
  Inter-company                        --      (4,181)      4,181
Independent contractors
    payable                            --       9,092         (31)         --       9,061
  Other current liabilities            --       1,322          --          --       1,322
  Income tax payable                   --         394         220          --         614
                                ---------   ---------   ---------   ---------   ---------
  Total Current Liabilities         2,951      64,343       6,246          --      73,540
Bank debt, less
  current maturities              283,403          --          --          --     283,403
Subordinated debt, less
  Current maturities              140,000     100,000          --    (100,000)    140,000
Other long term liabilities            --       9,622          66          --       9,688
Environmental liabilities              --      33,354          --          --      33,354
Deferred income taxes                  --        (609)      2,333          --       1,724
Accrued loss and damage claims         --       1,905          --          --       1,905
                                ---------   ---------   ---------   ---------   ---------
  Total liabilities             $ 426,354   $ 208,615   $   8,645   $(100,000)  $ 543,614
Minority interest in subs              --       1,833          --          --       1,833
Mandatorily redeemable
  preferred stock                  14,603          --          --          --      14,603
Redeemable common stock             1,210          --          --          --       1,210
Stockholders' Equity
  Common stock and
  Additional paid-in-capital      105,676     154,546      15,082    (169,628)    105,676
  Retained earnings               (26,446)     55,266       1,104     (56,370)    (26,446)
  Stock recapitalization         (189,589)         --         (55)         55    (189,589)
  Treasury stock                     (183)         --          --          --        (183)
  Other stockholders' equity       (4,683)         --        (907)        907      (4,683)
  Note receivable                  (1,886)         --          --          --      (1,886)
                                ---------   ---------   ---------   ---------   ---------
  Total stockholders'
    equity or (deficit)          (117,131)    209,812      15,224    (225,036)   (117,131)
                                ---------   ---------   ---------   ---------   ---------
                                $ 325,036   $ 420,260   $  23,869   $(325,036)  $ 444,129
                                =========   =========   =========   =========   =========

                                    FORM 10-Q
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                   (Unaudited)
                                 (In thousands)

                                           Guarantor  Non-Guaran-                Consol-
                                 Parent      Subs      tor Subs       Elim's     idated*
                                --------   --------   ---------    ---------    --------
ASSETS
Current Assets
  Cash and cash equivalents     $     --   $  2,469   $     167    $      --    $  2,636
  Accounts receivable, net            --     85,847       9,426           --      95,273
  Inventories                         --      1,528         258           --       1,786
  Prepaid expenses and
    other current assets              --     15,889         658           --      16,547
                                --------   --------   ---------    ---------    --------
      Total Current Assets            --    105,733      10,509           --     116,242

  Property and equipment, net         --    154,065      21,451           --     175,516
  Intangibles & goodwill, net         --    152,748         920           --     153,668
  Other assets                   100,000      7,643           4     (100,000)      7,647
  Investment in subsidiaries     221,098         --          --     (221,098)         --
                                --------   --------   ---------    ---------    --------
                                $321,098   $420,189   $  32,884    $(321,098)   $453,073
                                ========   ========   =========    =========    ========

* Condensed from audited financial statements.

                                    FORM 10-Q
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                      (Unaudited, in thousands, continued)

                                           Guarantor   Non-Guaran-              Consol-
                                Parent       Subs       tor Subs     Elim's     idated*
                               ---------   ---------   ---------   ---------   ---------
Current Liabilities
  Current maturities of
    indebtedness               $   3,619   $      --   $      --          --   $   3,619
  Accounts payable and
    accrued expenses                  --      66,782         315          --      67,097
  Inter Company                       --     (14,225)     14,225          --          --
  Independent contractors
    payable                           --       7,497          66          --       7,563
  Other current liabilities           --          --          --          --          --
  Income tax payable                  --         505         329          --         834
                               ---------   ---------   ---------   ---------   ---------
    Total Current Liabilities      3,619      60,559      14,935          --      79,113
Bank debt, less
  current maturities             273,253          --          67          --     273,320
Subordinated debt                140,000          --          --          --     140,000
Environmental liabilities             --      39,873          --          --      39,873
Other long term liabilities           --     110,926          --    (100,000)     10,926
Deferred income taxes                 --      (1,173)      2,355          --       1,182
Minority interest in subs             --       4,433          --          --       4,433
Mandatorily redeemable
  preferred stock                 13,882          --          --          --      13,882
Redeemable common stock            1,210          --          --          --       1,210
Stockholders' Equity
  Common stock and
  Additional paid-in-capital     105,676     142,963      15,082    (158,045)    105,676
  Retained earnings              (22,212)     62,608       1,320     (63,928)    (22,212)
  Treasury stock                     (32)         --          --          --         (32)
  Stock recapitalization        (189,589)         --         (55)         55    (189,589)
  Other stockholders' equity      (2,823)         --        (820)        820      (2,823)
  Note receivable                 (1,886)         --          --          --      (1,886)
                               ---------   ---------   ---------   ---------   ---------
    Total stockholders'
      equity or (deficit)       (110,866)    205,571      15,527    (221,098)   (110,866)
                               ---------   ---------   ---------   ---------   ---------
                               $ 321,098   $ 420,189   $  32,884   $(321,098)  $ 453,073
                               =========   =========   =========   =========   =========

* Condensed from audited financial statements.

                                    FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2001
                          (Unaudited) - (In thousands)

                                          Guarantor  Non-Guaran-             Consol-
                                 Parent      Subs     tor Subs    Elim's      idated
                               ---------   --------   --------  ---------   ---------
Operating Revenues
Transportation                 $      --   $112,279   $ 5,869   $      --   $ 118,148
Other                                 --     15,072       398          --      15,470
                               ---------   --------   -------   ---------   ---------
                                      --    127,351     6,267          --     133,618
Operating Expenses
Purchased transportation              --     76,640       829          --      77,469
Depreciation and amortization         --      8,070       860          --       8,930
Other operating expenses              --     35,031     4,636          --      39,667
                               ---------   --------   -------   ---------   ---------
Operating income (loss)               --      7,610       (58)         --       7,552
Interest expense, net              9,619         --         2          --       9,621
Other (income) expense                --         14        (3)         --          11
Equity in earnings (loss)
  of subsidiaries                  4,355         --        --      (4,355)         --
                               ---------   --------   -------   ---------   ---------
Income (loss) before taxes        (5,264)     7,596       (57)     (4,355)     (2,080)
Income taxes                      (2,834)     3,114        70          --         350
Minority interest                     --         --        --          --          --
                               ---------   --------   -------   ---------   ---------
Net Income or (loss)           $  (2,430)  $  4,482   $  (127)  $  (4,355)  $  (2,430)
                               =========   ========   =======   =========   =========

                                    FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                        THREE MONTHS ENDED JUNE 30, 2000
                          (Unaudited) - (In thousands)

                                             Guarantor  Non-Guaran-              Consol-
                                 Parent        Subs      tor Subs   Elim's       idated
                                ---------    ---------   --------  ---------    ---------
Operating Revenues
Transportation                  $      --    $ 125,250    $7,299   $      --    $ 132,549
Other                                  --       17,076       164          --       17,240
                                ---------    ---------    ------   ---------    ---------
                                       --      142,326     7,463          --      149,789
Operating Expenses
Purchased transportation               --       83,860       793          --       84,653
Depreciation and amortization          --        8,236       972          --        9,208
Other operating expenses               --       39,691     5,256          --       44,947
                                ---------    ---------    ------   ---------    ---------
Operating income (loss)                --       10,539       442          --       10,981
Interest expense, net              10,000           --        28          --       10,028
Other (income) expense                 --          (20)       --          --          (20)
Equity in earnings (loss)
  of subsidiaries                   6,436           --        --      (6,436)          --
                                ---------    ---------    ------   ---------    ---------
Income (loss) before taxes         (3,564)      10,559       414      (6,436)         973
Income taxes                       (3,684)       4,330       132          --          778
Minority interest                      --           75        --          --           75
                                ---------    ---------    ------   ---------    ---------
Net Income or (loss)            $     120    $   6,154    $  282   $  (6,436)   $     120
                                =========    =========    ======   =========    =========

                                    FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2001
                          (Unaudited) - (In thousands)


                                                  Guarantor      Non-Guaran-                   Consol-
                                      Parent         Subs         tor Subs       Elim's        idated
                                    ---------     ---------      -----------    ---------     ---------
Operating Revenues
Transportation                      $      --     $ 221,195      $    12,029    $      --     $ 233,224
Other                                      --        30,358              839           --        31,197
                                    ---------     ---------       ----------    ---------     ---------
                                           --       251,553           12,868           --       264,421
Operating Expenses
Purchased transportation                   --       150,059            1,627           --       151,686
Depreciation and amortization              --        15,832            1,746           --        17,578
Other operating expenses                   --        69,266            9,581           --        78,847
                                    ---------     ---------       ----------    ---------     ---------
Operating income (loss)                    --        16,396              (86)          --        16,310
Interest expense, net                  19,062            --               --           --        19,062
Other expense                              --            --               (2)          --            (2)
Equity in earnings (loss)
  of subsidiaries                       9,460            --               --       (9,460)           --
                                    ---------     ---------       ----------    ---------     ---------
Income (loss) before taxes             (9,602)       16,396              (84)      (9,460)       (2,750)
Income taxes                           (6,142)        6,722              130           --           710
                                    ---------     ---------       ----------    ---------     ---------
 Net income (loss)                     (3,460)        9,674             (214)      (9,797)       (3,460)
                                    =========     =========       ==========    =========     =========

                                    FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                         SIX MONTHS ENDED JUNE 30, 2000
                          (Unaudited) - (In thousands)


                                            Guarantor  Non-Guaran-               Consol-
                                Parent        Subs      tor Subs    Elim's       idated
                               ---------    ---------   --------   ---------    ---------
Operating Revenues
Transportation                 $      --    $ 250,497    $14,554   $      --    $ 262,051
Other                                 --       32,972        338          --       33,310
                               ---------    ---------    -------   ---------    ---------
                                      --      283,469     14,892          --      298,361
Operating Expenses
Purchased transportation              --      166,213      1,648          --      167,861
Depreciation and amortization         --       16,565      1,940          --       18,505
Other operating expenses              --       80,787     10,509          --       91,296
                               ---------    ---------    -------   ---------    ---------
Operating income (loss)               --       19,904        795          --       20,699
Interest expense, net             19,929           --        274          --       20,203
Other expense                         --          (45)        --          --          (45)
Equity in earnings (loss)
  of subsidiaries                 11,971           --         --     (11,971)          --
                               ---------    ---------    -------   ---------    ---------
Income (loss) before taxes        (7,958)      19,949        521     (11,971)         541
Income taxes                      (7,863)       8,179        170          --          486
Minority Interest                     --          150         --          --          150
                               ---------    ---------    -------   ---------    ---------
Net income (loss)              $     (95)   $  11,620    $   351   $ (11,971)   $     (95)
                               =========    =========    =======   =========    =========

                                    FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
         SIX MONTHS ENDED JUNE 30, 2001 (Unaudited) - (In thousands)

                                           Guarantor  Non-Guaran-              Consol-
                                 Parent       Subs     tor Subs     Elim's     idated
                                --------    --------   --------    -------    --------
Cash provided by (used for)
  Operating activities:
Net income (loss)               $ (3,460)   $  9,337    $  (214)   $(9,123)   $ (3,460)
Adjustments for non
  cash charges                     3,460      13,939      1,688         --      19,087
Changes in assets/liabilities         --     (16,524)    (3,369)     9,123     (10,770)
                                --------    --------    -------    -------    --------
Net cash provided by
  operating activities                --       6,752     (1,895)        --       4,857
Investing activities:
  Capital expenditures                --     (13,110)      (736)        --     (13,846)
  Proceeds from asset
    dispositions                      --        (247)     1,981         --       1,734
                                --------    --------    -------    -------    --------
Net cash provided by (used
  for) investing activities           --     (13,357)     1,245         --     (12,112)
Financing activities:
Proceeds from issuance of
  long term debt                  11,000          --         --         --      11,000
Payment of obligations            (1,587)         --         --         --      (1,587)
Issuance of common stock              --          --         --         --          --
Redemption of preferred
  stock                           (2,600)         --         --         --      (2,600)
Other                                 --         499         --         --         499
Net change in intercompany
  balances                        (6,813)      6,813         --         --          --
                                --------    --------    -------    -------    --------
  Net cash provided by
    financing activities              --       7,312         --         --       7,312
                                --------    --------    -------    -------    --------
Net increase (decrease) in
  cash                                --         707       (650)        --          57
Effect of exchange rate
  changes on cash                     --        (798)        --         --        (798)
Cash, beginning of period             --       2,469        167         --       2,636
                                --------    --------    -------    -------    --------
Cash, end of period             $     --    $  2,378    $  (483)   $    --    $  1,895
                                ========    ========    =======    =======    ========

                                    FORM 10-Q
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED JUNE 30, 2000 (Unaudited) - (In thousands)

                                                      Guarantor  Non-Guaran-   Consol-
                                 Parent      Subs     tor Subs     Elim's      idated
                                -------    --------   --------    --------    --------
Cash provided by (used for)
  Operating activities:
Net income (loss)               $   (95)   $ 11,620    $   351    $(11,971)   $    (95)
Adjustments for non
  cash charges                       95      17,223      1,910          --      19,228
Changes in assets/liabilities        --     (18,328)     6,516      11,971         159
                                -------    --------    -------    --------    --------
Net cash provided by
  operating activities               --      10,515      8,777          --      19,292
Investing activities:
  Capital expenditures               --      (7,972)    (1,821)         --      (9,793)
  Proceeds from asset
    dispositions                     --       1,729        260          --       1,989
                                -------    --------    -------    --------    --------
Net cash provided by (used
  for) investing activities          --      (6,243)    (1,561)         --      (7,804)
Financing activities:
Proceeds from issuance of
  long term debt                     --          --         --          --          --
Payment of obligations           (1,391)         --     (7,683)         --      (9,074)
Issuance of common stock            200          --         --          --         200
Redemption of preferred
  stock                              --          --         --          --          --
Other                                --          --         --          --          --
Net change in intercompany
  balances                        1,191      (1,191)        --          --          --
                                -------    --------    -------    --------    --------
  Net cash provided by
    financing activities             --      (1,191)    (7,683)         --      (8,874)
                                -------    --------    -------    --------    --------
Net increase (decrease) in
  cash                               --       3,081       (467)         --       2,614
Effect of exchange rate
  changes on cash                    --           4         --          --           4
Cash, beginning of period            --         149        901          --       1,050
                                -------    --------    -------    --------    --------
Cash, end of period             $    --    $  3,234    $   434    $     --    $  3,668
                                =======    ========    =======    ========    ========

                                    FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
             SECOND QUARTER 2001 COMPARED TO THE SECOND QUARTER 2000

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

For the quarter ended June 30, 2001, revenues totaled $133.6 million, a 10.8% decrease from revenues of $149.8 million for the same period in 2000. This decrease is attributable to the continued soft demand for bulk transportation services which began in the third quarter of 2000, and continued throughout the second quarter of 2001 in the United States and Canada.

The decline in demand in the last several quarters is reflective of the softness in the manufacturing sector over the same period. The decline in base business demand, accompanied by flat pricing environment were offset partially by growth in new business as a result of successful competitive bids.

For the quarter ended June 30, 2001, operating income totaled $7.6 million, a decrease of $3.4 million compared to $11.0 million for the same period in 2000. This decrease was the result of the overall decrease in transportation revenue. Proportional reductions occurred in purchased transportation, wages, and fuel. Offsetting these reductions were additional start up costs for new business, costs associated with the continuing conversion of Company terminals to affiliate operations, higher fleet maintenance costs and continued higher than anticipated insurance payments on older claims. Additionally, increases in natural gas prices led to significantly higher utility expense in 2001 versus 2000. These higher utility rates were partially offset by surcharges at some tank wash facilities.

The operating ratio for the quarter ended June 30, 2001 was 94.3% compared to 92.7% for the same period in 2000. This decline was attributable to the reasons discussed above.

Net interest expense decreased to $9.6 million in the quarter ended June 30, 2001, from $10.0 million in the quarter ended June 30, 2000. This decrease is the result of lower interest rates on the variable interest portion of the Company's debt.

The pretax loss for the quarter ended June 30, 2001 totaled $2.1 million compared to a $1.0 million profit for the same period in 2000.

Income tax expense decreased from $0.8 million to $0.4 million due to the relative impact of non-deductible items on the different pre tax amounts and the non-recognition of tax benefits.

For the quarter ended June 30, 2001, the Company's net loss was $2.4 million compared with a $0.1 million profit for the same period last year.

Basic weighted average shares increased to 2,015,000 in the second quarter of 2001 from 2,014,000 at June 30, 2000. As of June 30, 2001, a total of 2,012,842 shares were outstanding.

                                    FORM 10-Q
                         PART 1 - FINANCIAL INFORMATION
                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
           FIRST SIX MONTHS 2001 COMPARED TO THE FIRST SIX MONTHS 2000

For the six months ended June 30, 2001, revenues totaled $264.4 million, a 11.4% decrease from revenues of $298.4 million for the same period in 2000. This decrease is attributable to the continued decline in demand for bulk transportation services which began in the third quarter of 2000 and has since continued to intensify throughout the United States and Canada.

For the six months ended June 30, 2001, operating income totaled $16.3 million, a decrease of $4.4 million compared to $20.7 million for the same period in 2000. This decrease was primarily the result of the overall decrease in transportation revenue. Proportional reductions occurred in purchased transportation, wages and fuel. Offsetting these reductions were additional start up costs for new business, costs associated with the continuing conversion of Company terminals to affiliate operations, higher fleet maintenance costs and continued higher than anticipated insurance payments on older claims. Additionally, increases in natural gas prices led to higher utility expense favorably offset by surcharges at some tank wash facilities.

The operating ratio for the six months ended June 30, 2001 was 93.8% compared to 93.1% for the same period in 2000, due to the factors described above.

Net interest expense decreased to $19.1 million in the six months ended June 30, 2001, from $20.2 million in the six months ended June 30, 2000. This decrease is the result of lower interest rates on the variable interest portion of the Company's debt.

The pretax loss for the six months ended June 30, 2001 totaled $2.8 million compared to a $0.5 million profit for the same period in 2000.

Income tax expense increased from $0.5 million to $0.7 million due to the relative impact of non-deductible items on the different pretax amounts and the non-recognition of tax benefits.

For the six months ended June 30, 2001, the Company's net loss was $3.4 million compared with a $0.1 million loss for the same period last year.

Basic weighted average shares increased to 2,016,000 in the second quarter of 2001 from 2,014,000 at June 30, 2000. As of June 30, 2001, a total of 2,012,842 shares were outstanding.

                                    FORM 10-Q

                         PART 1 - FINANCIAL INFORMATION

                   QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company's primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions.

Net cash provided by operating activities totaled $4.9 million for the six months ended June 30, 2001, versus $19.3 million for the same period in 2000. This difference is due largely to the receipt of insurance proceeds offset by payments against environmental and other accruals in the first quarter of 2000, the increased net loss amounts, and the timing of payments for environmental and accrued expenses in 2001.

Cash used by investing activities totaled $12.1 million for the six month period ended June 30, 2001, compared to $7.8 million used for the comparable 2000 period. Capital was used primarily to acquire replacement revenue equipment and for significant upgrades to the Company's computer infrastructure and new dispatch system in 2001.

Cash provided by financing activities totaled $7.3 million during the six month period ended June 30, 2001, compared to $8.9 million used in the comparable period in 2000. This difference is due to the increased proceeds from borrowing in 2001.

The Company has a $285,000,000 credit facility with a group of banks maturing at various times from June of 2004 to 2006. Additionally, the Company has a revolving credit facility in the amount of $75.0 million until June 9, 2004. As of June 30, 2001, the Company has available $51.5 million under this revolving credit facility. The Company also has $100.0 million in 10% senior subordinated notes due in 2006 and $40.0 million in floating interest rate subordinated term securities also due in 2006.

Our credit agreements include financial covenants, recently modified, which require minimum or maximum ratios to be maintained. As of June 30, 2001, no default existed relative to these covenants. However, continued compliance with these requirements could be effected by changes relating to economic factors, market uncertainties, or other events as described under forward looking statements and risk factors.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders
         None

ITEM 6.  (a) Exhibits: None

         (b) Reports on Form 8-K: A current Report on Form 8-K dated June 8, 2001 was filed, wherein an Amendment to the Company's Credit Agreement was reported.


                                   Signatures

                                               QUALITY DISTRIBUTION, INC.
                                       -----------------------------------------



August 7, 2001                                    /S/ THOMAS L. FINKBINER
                                       -----------------------------------------
                                         THOMAS L. FINKBINER, (CEO, PRESIDENT)
                                               (DULY AUTHORIZED OFFICER)



August 7, 2001                                    /S/ DENNIS R. FARNSWORTH
                                       -----------------------------------------
                                          DENNIS R. FARNSWORTH (SR.VP.FINANCE)
                                              (PRINCIPAL FINANCIAL OFFICER)