Form 10-Q
period 2001-09-30
QUALITY DISTRIBUTION INC
filed 2001-11-13
CIK 922863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 0-24180

Quality Distribution, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3239073

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes       No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes       No

APPLICABLE ONLY TO CORPORATE USERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at SEPTEMBER 30, 2001

(Common Stock, $.01 par value)	2,011,428

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

INDEX

		Page No.

Part I	Financial Information

	Item 1 Financial Statements

	Condensed consolidated balance sheets – September 30, 2001 (unaudited) and December 31, 2000	3-4

	Condensed consolidated statements of operations – three months and nine months ended September 30, 2001 and 2000 (unaudited)	5

	Condensed consolidated statements of cash flows – nine months ended September 30, 2001 and 2000 (unaudited)	6

	Notes to condensed consolidated financial statements	7-23

	Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Management's discussion and analysis of financial condition and results of operations	24-26

Part II	Other Information

	Item 1 Legal proceedings	27

	Item 4 Submission of matters to a vote of security holders	27

	Item 6 Exhibits

	Reports on Form 8-K	27

	Signatures	27

FORM 10-Q
PART 1 — FINANCIAL INFORMATION
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2001	2000
	(Unaudited)	*

ASSETS

Current Assets

Cash	$827	$2,636

Accounts receivable	109,403	104,534

Allowance for doubtful accounts	(10,029)	(9,779)

Current maturities of other receivables	1,087	518

Inventories	1,681	1,786

Prepaid expenses	4,069	7,391

Prepaid tires	7,999	8,156

Income tax receivable	350	350

Other	950	650

Total current assets	116,337	116,242

Property, plant and equipment	338,371	326,989

Less — accumulated depreciation and amortization	(167,504)	(151,473)

	170,867	175,516

Intangibles and goodwill, net	150,208	153,668

Other Assets	9,109	7,647

	$446,521	$453,073

•	Condensed from audited financial statements

     The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
PART 1 — FINANCIAL INFORMATION
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(continued)

	September 30,	December 31,
	2001	2000
	(Unaudited)	*

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

Current maturities of indebtedness	$2,890	$3,619

Accounts payable and accrued expenses	63,911	63,757

Independent contractors payable	8,455	7,563

Other current liabilities	1,149	3,340

Income tax payable	350	834

Total current liabilities	76,755	79,113

Long term debt, less current maturities	283,195	273,100

Capital lease obligations, less current maturities	—	220

Subordinated debt	140,000	140,000

Environmental liabilities	38,666	39,873

Other long term obligations	7,387	7,834

Accrued loss and damage claims	1,903	3,092

Deferred tax	1,760	1,182

Minority interest in subsidiaries	1,833	4,433

Manditoraly redeemable preferred stock	14,965	13,882

Redeemable common stock (30,239 shares)	1,210	1,210

Stockholders’ equity (deficit)

Common stock	20	20

Additional paid-in-capital	105,656	105,656

Treasury stock	(237)	(32)

Accumulated deficit	(28,612)	(22,212)

Stock recapitalization	(189,589)	(189,589)

Other comprehensive loss	(6,505)	(2,823)

Note receivable	(1,886)	(1,886)

Total stockholders’ equity (deficit)	(121,153)	(110,866)

	$446,521	$453,073

•	Condensed from audited financial statements.

     The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
PART 1 — FINANCIAL INFORMATION
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating Revenues

Transportation	$351,382	$390,546	$118,158	$125,495

Other	47,182	49,776	15,985	16,466

	398,564	440,322	134,143	141,961

Operating Expenses

Purchased transportation	229,103	248,831	77,417	80,970

Depreciation and amortization	26,350	28,238	8,772	9,733

Other operating expenses	117,929	135,354	39,082	44,058

Operating income	25,182	27,899	8,872	7,200

Interest expense, net	29,552	30,210	10,490	10,007

Other income	(6)	(54)	(4)	(9)

Loss before taxes	(4,364)	(2,257)	(1,614)	(2,798)

Income tax expense	845	3,431	135	2,946

Minority interest	—	226	—	76

Net loss	(5,209)	(5,914)	(1,749)	(5,820)

Preferred stock dividends and accretions	(1,191)	(1,086)	(397)	(364)

Net loss attributable to common shareholders	$(6,400)	$(7,000)	$(2,146)	$(6,184)

Per Share Data:

Basic and diluted loss per common share	$(3.18)	$(3.48)	$(1.07)	$(3.07)

Weighted average shares outstanding	2,015	2,014	2,012	2,014

     The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
PART 1 — FINANCIAL INFORMATION
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) — (In thousands)

	Nine months ended
	September 30,

	2001	2000

Cash provided by (used for)

Operating activities:

Net Loss	$(5,209)	$(5,914)

Adjustments for non cash charges	28,484	31,598

Changes in assets and liabilities	(11,162)	4,900

Net cash provided by operating activities	12,113	30,584

Investing activities:

Capital expenditures	(21,994)	(14,750)

Proceeds from asset dispositions	1,975	3,506

Net cash (used for) investing activities	(20,019)	(11,244)

Financing activities:

Proceeds from issuance of debt	11,500	—

Payment of debt obligation	(2,356)	(17,124)

Issuance of common stock	—	169

Purchase of preferred stock	(2,600)	—

Other	769	—

Net cash provided by (used for) financing activities	7,313	(16,955)

Net increase (decrease)in cash	(593)	2,385

Effect of exchange rate changes on cash	(1,216)	(237)

Cash, beginning of period	2,636	1,050

Cash, end of period	$827	$3,198

Cash payments for:

Interest	$22,303	$24,426

Income taxes	$604	$225

Non cash activities:

Preferred Stock Accretion	$1,083	$1,086

Unrealized gain or (loss) on derivative instruments	$(3,475)	—

     The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
Item 1. Financial Statements
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The accompanying unaudited condensed, consolidated financial statements of Quality Distribution, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in the fiscal 2000 statements to conform to the 2001 presentation.

     For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company’s Form 10-K dated March 27, 2001.

     Operating results for the third quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.     COMPREHENSIVE INCOME:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the stockholders’ equity section of the consolidated balance sheets for annual financial statements. The Company adopted SFAS 130 in 1998 and accordingly, Comprehensive Income is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net Income or (loss)	$(5,209)	$(5,914)	$(1,749)	$(5,820)

Other comprehensive income (loss):

Foreign currency translation adjustments	(207)	(541)	(120)	(291)

Unrealized gain or (loss) on derivative instruments	(3,475)	—	(1,702)	—

Comprehensive income (loss)	$(8,891)	(6,455)	$(3,571)	$(6,111)

FORM 10 — Q
ITEM 1 — Financial Statements
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

     The Financial Accounting Standards Board (“FASB”) issued, then subsequently amended, Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for the Company on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs.

     The Company currently has approximately $335.7 million of variable interest debt. The Company has entered into interest rate swap agreements designed as cash flow hedges of the Company’s portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations.

     The notional amounts do not represent a measure of exposure of the Company. The Company will pay counterparties interest at a fixed rate ranging from 4.765% to 5.16%, and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at September 30, 2001 was 2.61%. These agreements mature and renew every three months and expire at dates ranging from July 2, 2002 to September 22, 2002. A 10% fluctuation in interest rates would have a $1.8 million impact, net of interest rate swap agreements, on future earnings.

     The nature of the Company’s business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates and currency exchange rates. The Corporation uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001 accounting changes described above affected only the pattern and the timing of the non-cash accounting recognition.

     A reconciliation of current period changes in owners’ equity follows.

	Nine Months Ended	Three Months Ended
	September 30, 2001	September 30, 2001

(In thousands)

Balance beginning of period	$337	$(1,773)

Current period declines in fair value	(5,061)	(2,313)

Reclassifications to earnings	1,249	611

Balance at end of period	$(3,475)	(3,475)

     Additional disclosures required by SFAS No. 133, as amended, are provided in the following paragraphs.

Hedges of Future Cash Flows

     Per FASB 133, the ineffective portion of changes in fair values of hedge positions should be reported in earnings. All hedges were effective at September 30, 2001, and as such, there are no earnings reclassification at September 30, 2001, due to ineffective hedges. There were no amounts excluded from the measure of effectiveness in 2001 related to the hedge of future cash flows.

     In 2001, $0.2 million, $0.4 million, and $0.6 million were reclassified to earnings during the first, second and third quarters respectively and recorded in interest expense. The $(3.5) million recorded in other comprehensive income at September 30, 2001 is expected to be reclassified to future earnings, contemporaneously with and primarily offsetting changes in interest expenses on floating-rate instruments. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions.

4.     LONG TERM DEBT:

     Our credit agreements include financial covenants which were modified June 4, 2001 as part of an amendment thereto. The new financial covenants are less restrictive than the original covenants and remain in effect for eight consecutive calendar quarters. A technical default occurred with respect to these covenants. A waiver has been obtained from our creditors in connection with this default.

     The Company paid a fee of $1.1 million which will be amortized as interest expense for the covenant modification period. The interest rate on the credit agreement was also increased by .25%. The Company’s Form 8-K dated June 8, 2001 contains full details relative to this amendment.

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

     Facility managers are responsible for environmental compliance. Self-audits along with audits conducted by our internal audit staff are required to address operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities, and wastewater management. We also contract with an independent environmental consulting firm that conducts periodic, unscheduled, compliance assessments which focus on conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. Our relationship to our affiliates could, under certain circumstances, result in our incurring liability for environmental contamination attributable to an affiliate’s operations, although we have not incurred any material derivative liability in the past. Our environmental management program has been extended to our affiliates.

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

     We have also been named a “potentially responsible party,” or have otherwise been alleged to have some level of responsibility, under CERCLA or similar state laws for cleanup of off-site locations at which our waste, or material transported by us, has allegedly been disposed of. We have asserted defenses to such actions and have not incurred significant liability in the CERCLA cases settled to date. While we believe that we will not bear any material liability in any current or future CERCLA matters, there can be no assurance that we will not in the future incur material liability under CERCLA or similar laws. See certain considerations — Environmental Risk Factors for a discussion of certain risks of our being associated with transporting hazardous substances.

     CLC is currently solely responsible for remediation of the following two federal Superfund sites:

     Bridgeport, New Jersey. During 1991, CLC entered into a Consent Decree with the EPA filed in the U.S. District Court for the District of New Jersey, U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 91-2637 (JFG) (D.N.J.), with respect to its site located in Bridgeport, New Jersey, requiring CLC to remediate groundwater contamination. The Consent Decree required CLC to undertake Remedial Design and Remedial Action (“RD/RA”) related to the groundwater operable unit of the cleanup.

     In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site at a cost estimated by the EPA to be approximately $7 million. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA’s wetlands remedy. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. CLC finalized a consent decree with the state and federal trustees that resolved the natural resource damages claims. In April 2001 the Company paid $4.2 million representing settlement in full of this consent decree. CLC has also entered into an agreement in principle to reimburse the EPA’s past costs in investigating and overseeing activities at the site over a three-year period for which we have established reserves. In addition, the EPA has investigated contamination in site soils. No decision has been made as to the extent of soil remediation to be required, if any.

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

     Other Environmental Matters. CLC has been named as PRP under CERCLA and similar state laws at approximately 40 former waste treatment and/or disposal sites including the Helen Kramer Landfill Site where CLC previously settled its liability. In general, CLC is among several PRP’s named at these sites. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York and its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. As a result of our acquisition of CLC, we identified other owned or formerly owned properties that may require investigation and/or remediation, including properties subject to the New Jersey Industrial Sites Recovery Act (ISRA). CLC’s involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. We have established reserves for liabilities associated with the Helen Kramer Landfill, CLC’s facility at Tonawanda, New York and CLC’s former facility in Putnam County.

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

7.     GUARANTOR SUBSIDIARIES:

     The 10% Series B Senior Subordinated Notes issued in June 1998 and due 2006 are unconditionally guaranteed on a senior unsecured basis pursuant to guarantees by all the Company’s direct and indirect domestic subsidiaries, except Bulknet (“The Guarantors”).

     The Company conducts all of its business through and derives virtually all its income from its subsidiaries. Therefore, the Company’s ability to make required principal and interest payments with respect all to the Company’s debt depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries. The subsidiary guarantors are wholly owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis.

     The Company has not presented separate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the Notes.

     The following condensed consolidating financial information presents:

1.	Balance Sheets as of September 30, 2001 and December 31, 2000.

2.	Statements of Operations for the three months ended September 30, 2001 and 2000. 3. Statements of Operations for the nine months ended September 30, 2001 and 2000.

4.	Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.

5.	The parent company and combined guarantor subsidiaries.

6.	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

FORM 10-Q
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2001
(Unaudited)
(In thousands)

			Non
		Guarantor	Guarantor	Elimin-	Consol-
	Parent	Subs	Subs	ations	idated

ASSETS

Current Assets

Cash and cash equivalents	$—	$61	$766	$—	$827

Accounts receivable, net	—	98,299	1,075	—	99,374

Inventories	—	1,464	217	—	1,681

Prepaid expense and other Current assets	—	13,831	624	—	14,455

Total Current Assets	—	113,655	2,682	—	116,337

Property and equipment, net	—	153,764	17,103	—	170,867

Intangibles & goodwill, net	—	149,375	833	—	150,208

Other assets	100,000	9,105	4	(100,000)	9,109

Investment in subsidiaries	221,107	—	—	(221,107)	—

	$321,107	$425,899	$20,622	$(321,107)	$446,521

FORM 10-Q
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2001
(Unaudited) — (In thousands, continued)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated

Current Liabilities

Current maturities of indebtedness	$2,890	$—	$—	—	$2,890

Accounts payable and accrued expense	—	62,027	1,884	—	63,911

Inter-company		(919)	919

Independent contractors payable	—	8,594	(139)	—	8,455

Other current liabilities	—	1,149	—	—	1,149

Income tax payable	—	178	172	—	350

Total Current Liabilities	2,890	71,029	2,836	—	76,755

Bank debt, less current maturities	283,195	—	—	—	283,195

Subordinated debt, less Current maturities	140,000	100,000	—	(100,000)	140,000

Other long term liabilities	—	7,387	—	—	7,387

Environmental liabilities	—	38,666	—	—	38,666

Deferred income taxes	—	(539)	2,299	—	1,760

Accrued loss and damage claims	—	1,903	—	—	1,903

Total liabilities	$426,085	$218,446	$5,135	$(100,000)	$549,666

Minority interest in subs	—	1,833	—	—	1,833

Mandatorily redeemable preferred stock	14,965	—	—	—	14,965

Redeemable common stock	1,210	—	—	—	1,210

Stockholders’ Equity

Common stock and Additional paid-in-capital	105,676	145,381	15,082	(160,463)	105,676

Retained earnings	(28,612)	60,239	1,487	(61,726)	(28,612)

Stock recapitalization	(189,589)	—	(55)	55	(189,589)

Treasury stock	(237)	—	—	—	(237)

Other stockholders’ equity	(6,505)	—	(1,027)	1,027	(6,505)

Note receivable	(1,886)	—	—	—	(1,886)

Total stockholders’ equity or (deficit)	(121,153)	205,620	15,487	(221,107)	(121,153)

	$321,107	$425,899	$20,622	$(321,107)	$446,521

FORM 10-Q
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000
(Unaudited)
(In thousands)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated*

ASSETS

Current Assets

Cash and cash equivalents	$—	$2,469	$167	$—	$2,636

Accounts receivable, net	—	85,847	9,426	—	95,273

Inventories	—	1,528	258	—	1,786

Prepaid expenses and other current assets	—	15,889	658	—	16,547

Total Current Assets	—	105,733	10,509	—	116,242

Property and equipment, net	—	154,065	21,451	—	175,516

Intangibles & goodwill, net	—	152,748	920	—	153,668

Other assets	100,000	7,643	4	(100,000)	7,647

Investment in subsidiaries	221,098	—	—	(221,098)	—

	$321,098	$420,189	$32,884	$(321,098)	$453,073

•	Condensed from audited financial statements.

FORM 10-Q
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000
(Unaudited, in thousands, continued)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated*

Current Liabilities

Current maturities of indebtedness	$3,619	$—	$—	—	$3,619

Accounts payable and accrued expenses	—	66,782	315	—	67,097

Inter Company	—	(14,225)	14,225	—	—

Independent contractors payable	—	7,497	66	—	7,563

Other current liabilities	—	—	—	—	—

Income tax payable	—	505	329	—	834

Total Current Liabilities	3,619	60,559	14,935	—	79,113

Bank debt, less current maturities	273,253	—	67	—	273,320

Subordinated debt	140,000	—	—	—	140,000

Environmental liabilities	—	39,873	—	—	39,873

Other long term liabilities	—	110,926	—	(100,000)	10,926

Deferred income taxes	—	(1,173)	2,355	—	1,182

Minority interest in subs	—	4,433	—	—	4,433

Mandatorily redeemable preferred stock	13,882	—	—	—	13,882

Redeemable common stock	1,210	—	—	—	1,210

Stockholders’ Equity

Common stock and Additional paid-in-capital	105,676	142,963	15,082	(158,045)	105,676

Retained earnings	(22,212)	62,608	1,320	(63,928)	(22,212)

Treasury stock	(32)	—	—	—	(32)

Stock recapitalization	(189,589)	—	(55)	55	(189,589)

Other stockholders’ equity	(2,823)	—	(820)	820	(2,823)

Note receivable	(1,886)	—	—	—	(1,886)

Total stockholders’ equity or (deficit)	(110,866)	205,571	15,527	(221,098)	(110,866)

	$321,098	$420,189	$32,884	$(321,098)	$453,073

•	Condensed from audited financial statements.

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited) — (In thousands)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated

Operating Revenues

Transportation	$—	$112,176	$5,982	$—	$118,158

Other	—	15,606	379	—	15,985

	—	127,782	6,361	—	134,143

Operating Expenses

Purchased transportation	—	76,900	517	—	77,417

Depreciation and amortization	—	7,986	786	—	8,772

Other operating expenses	—	34,471	4,611	—	39,082

Operating income (loss)	—	8,425	447	—	8,872

Interest expense, net	10,490	—	—	—	10,490

Other (income) expense	—	(4)	—	—	(4)

Equity in earnings (loss) of subsidiaries	5,355	—	—	(5,355)	—

Income (loss) before taxes	(5,135)	8,429	447	(5,355)	(1,614)

Income taxes	(3,386)	3,456	65	—	135

Minority interest	—	—	—	—	—

Net Income or (loss)	$(1,749)	$4,973	$382	$(5,355)	$(1,749)

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2000
(Unaudited) — (In thousands)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated

Operating Revenues

Transportation	$—	$118,359	$7,136	$—	$125,495

Other	—	16,219	247	—	16,466

	—	134,578	7,383	—	141,961

Operating Expenses

Purchased transportation	—	80,196	774	—	80,970

Depreciation and amortization	—	8,778	955	—	9,733

Other operating expenses	—	38,383	5,675	—	44,058

Operating income (loss)	—	7,221	(21)	—	7,200

Interest expense, net	9,960	—	47	—	10,007

Other (income) expense	—	(9)	—	—	(9)

Equity in earnings (loss) of subsidiaries	4,043	—	—	(4,043)	—

Income (loss) before taxes	(5,917)	7,230	(68)	(4,043)	(2,798)

Income taxes	(97)	2,964	79	—	2,946

Minority interest	—	76	—	—	76

Net Income or (loss)	$(5,820)	$4,190	$(147)	$(4,043)	$(5,820)

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited) — (In thousands)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated

Operating Revenues

Transportation	$—	$333,371	$18,011	$—	$351,382

Other	—	45,964	1,218	—	47,182

	—	379,335	19,229	—	398,564

Operating Expenses

Purchased transportation	—	226,959	2,144	—	229,103

Depreciation and amortization	—	23,818	2,532	—	26,350

Other operating expenses	—	103,737	14,192	—	117,929

Operating income (loss)	—	24,821	361	—	25,182

Interest expense, net	29,552	—	—	—	29,552

Other expense	—	(4)	(2)	—	(6)

Equity in earnings (loss) of subsidiaries	14,815	—	—	(14,815)	—

Income (loss) before taxes	(14,737)	24,825	363	(14,815)	(4,364)

Income taxes	(9,528)	10,178	195	—	845

Net income (loss)	(5,209)	14,647	168	(14,815)	(5,209)

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2000
(Unaudited) — (In thousands)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated

Operating Revenues

Transportation	$—	$368,856	$21,690	$—	$390,546

Other	—	49,191	585	—	49,776

	—	418,047	22,275	—	440,322

Operating Expenses

Purchased transportation	—	246,409	2,422	—	248,831

Depreciation and amortization	—	25,343	2,895	—	28,238

Other operating expenses	—	119,170	16,184	—	135,354

Operating income (loss)	—	27,125	774	—	27,899

Interest expense, net	29,889	—	321	—	30,210

Other expense	—	(54)	—	—	(54)

Equity in earnings (loss) of subsidiaries	16,014	—	—	(16,014)	—

Income (loss) before taxes	(13,875)	27,179	453	(16,014)	(2,257)

Income taxes	(7,961)	11,143	249	—	3,431

Minority Interest	—	226	—	—	226

Net income (loss)	$(5,914)	$15,810	$204	$(16,014)	$(5,914)

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 (Unaudited) — (In thousands)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated

Cash provided by (used for)

Operating activities:

Net income (loss)	$(5,209)	$14,647	$168	$(14,815)	$(5,209)

Adjustments for non cash charges	5,209	20,828	2,447	—	28,484

Changes in assets/liabilities	—	(22,843)	(3,134)	14,815	(11,162)

Net cash provided by operating activities	—	12,632	(519)	—	12,113

Investing activities:

Capital expenditures	—	(21,250)	(744)	—	(21,994)

Proceeds from asset dispositions	—	47	1,928	—	1,975

Net cash provided by (used for) investing activities	—	(21,203)	1,184	—	(20,019)

Financing activities:

Proceeds from issuance of long term debt	11,500	—	—	—	11,500

Payment of obligations	(2,291)	—	(65)	—	(2,356)

Issuance of common stock	—	—	—	—	—

Redemption of preferred stock	(2,600)	—	—	—	(2,600)

Other	—	769	—	—	769

Net change in intercompany balances	(6,609)	6,609	—	—	—

Net cash provided by financing activities	—	7,378	(65)	—	7,313

Net increase (decrease) in cash	—	(1,193)	600	—	(593)

Effect of exchange rate changes on cash	—	(1,215)	(1)	—	(1,216)

Cash, beginning of period	—	2,469	167	—	2,636

Cash, end of period	$—	$61	$766	$—	$827

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited) — (In thousands)

		Guarantor	Non-Guaran-		Consol-
	Parent	Subs	tor Subs	Elim's	idated

Cash provided by (used for)

Operating activities:

Net income (loss)	$(5,914)	$15,810	$204	$(16,014)	$(5,914)

Adjustments for non cash charges	5,914	23,054	2,630	—	31,598

Changes in assets/liabilities	—	(20,501)	9,387	16,014	4,900

Net cash provided by operating activities	—	18,363	12,221	—	30,584

Investing activities:

Capital expenditures	—	(11,427)	(3,323)	—	(14,750)

Proceeds from asset dispositions	—	2,672	834	—	3,506

Net cash provided by (used for) investing activities	—	(8,755)	(2,489)	—	(11,244)

Financing activities:

Proceeds from issuance of long term debt	10,499	—	(10,499)	—	—

Payment of obligations	(17,415)	—	291	—	(17,124)

Issuance of common stock	169	—	—	—	169

Redemption of preferred stock	—	—	—	—	—

Other	—	—	—	—	—

Net change in intercompany balances	6,747	(6,747)	—	—	—

Net cash provided by financing activities	—	(6,747)	(10,208)	—	(16,955)

Net increase (decrease) in cash	—	2,861	(476)	—	2,385

Effect of exchange rate changes on cash	—	(237)	—	—	(237)

Cash, beginning of period	—	149	901	—	1,050

Cash, end of period	$—	$2,773	$425	$—	$3,198

FORM 10-Q
PART 1 — FINANCIAL INFORMATION
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2001 COMPARED TO THE THIRD QUARTER 2000

     The Company’s operating results are affected by shipments for the bulk chemical industry. Shipments of chemical products are in turn affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. The Company also participates in the shipment of bulk food products through its food-grade division. The volumes of food products and certain other consumer products tend to be subject to fewer fluctuations due to swings in economic activity.

     For the quarter ended September 30, 2001, revenues totaled $134.1 million, a 5.5% decrease from revenues of $142.0 million for the same period in 2000. This decrease is attributable to the continued soft demand for bulk transportation services which began in the third quarter of 2000, and continued throughout the third quarter of 2001 in the United States and Canada.

     The decline in demand in the last several quarters is reflective of the softness in the manufacturing sector over the same period. The decline in base business demand, accompanied by flat pricing environment were offset partially by growth in new business as a result of successful competitive bids.

     For the quarter ended September 30, 2001, operating income totaled $8.9 million, an increase of $1.7 million compared to $7.2 million for the same period in 2000. This increase in operating income was due to a $2.1 million restructuring charge taken in 2000, offset somewhat by a 0.7 special charge taken in 2001 related to employee reductions. Increases in natural gas prices led to significantly higher utility expense in 2001 versus 2000. These higher utility rates were partially offset by surcharges at some tank wash facilities.

     The operating ratio for the quarter ended September 30, 2001 was 93.4% compared to 94.9% for the same period in 2000. This improvement was attributable to the reasons discussed above.

     Net interest expense increased to $10.5 million in the quarter ended September 30, 2001, from $10.01 million in the quarter ended September 30, 2000. This increase is the result of the modification of our bank loan agreement.

     The pretax loss for the quarter ended September 30, 2001 totaled $1.6 million compared to a $2.8 million loss for the same period in 2000.

     Income tax expense decreased from $2.9 million to $0.1 million due to the relative impact of non-deductible items on the different pre tax amounts and the non-recognition of tax benefits.

     For the quarter ended September 30, 2001, the Company’s net loss was $1.7 million compared with a $5.8 million loss for the same period last year.

     Basic weighted average shares decreased to 2,012,000 in the third quarter of 2001 from 2,014,000 at September 30, 2000. As of September 30, 2001, a total of 2,011,428 shares were outstanding.

FORM 10-Q
PART 1 — FINANCIAL INFORMATION
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST NINE MONTHS 2001 COMPARED TO THE FIRST NINE MONTHS 2000

     For the nine months ended September 30, 2001, revenues totaled $398.6 million, a 9.5% decrease from revenues of $440.3 million for the same period in 2000. This decrease is attributable to the continued decline in demand for bulk transportation services which began in the third quarter of 2000 and has since continued to intensify throughout the United States and Canada.

     For the nine months ended September 30, 2001, operating income totaled $25.2 million, a decrease of $2.7 million compared to $27.9 million for the same period in 2000. This decrease was primarily the result of the overall decrease in transportation revenue. Proportional reductions occurred in purchased transportation, wages and fuel. Offsetting these reductions were additional start up costs for new business, costs associated with the continuing conversion of Company terminals to affiliate operations, higher fleet maintenance costs and continued higher than anticipated insurance payments on older claims. Additionally, increases in natural gas prices led to higher utility expense favorably offset by surcharges at some tank wash facilities.

     The operating ratio for the nine months ended September 30, 2001 was 93.7% compared to 93.7% for the same period in 2000.

     Net interest expense decreased to $29.6 million in the nine months ended September 30, 2001, from $30.2 million in the nine months ended September 30, 2000. This decrease is the result of lower interest rates on the variable interest portion of the Company’s debt, offset by increases due to the modification of our bank agreement.

     The pretax loss for the nine months ended September 30, 2001 totaled $4.4 million compared to a $2.3 million loss for the same period in 2000.

     Income tax expense decreased from $3.4 million to $0.8 million due to the relative impact of non-deductible items on the different pretax amounts and the non-recognition of tax benefits.

     For the nine months ended September 30, 2001, the Company’s net loss was $5.2 million compared with a $5.9 million loss for the same period last year.

     Basic weighted average shares increased to 2,015,000 in the third quarter of 2001 from 2,014,000 at September 30, 2000. As of September 30, 2001, a total of 2,011,428 shares were outstanding.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

     The Company’s primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions.

     Net cash provided by operating activities totaled $12.1 million for the nine months ended September 30, 2001, versus $30.6 million for the same period in 2000. This difference is due largely to the receipt of insurance proceeds offset by payments against environmental and other accruals in the first quarter of 2000, and the timing of payments for environmental and accrued expenses in 2001.

     Cash used by investing activities totaled $20.0 million for the nine month period ended September 30, 2001, compared to $11.2 million used for the comparable 2000 period. Capital was used primarily to acquire replacement revenue equipment and for significant upgrades to the Company’s computer infrastructure and new dispatch system in 2001.

     Cash provided by financing activities totaled $7.3 million during the nine month period ended September 30, 2001, compared to $17.0 million used in the comparable period in 2000. This difference is due to the increased proceeds from borrowing in 2001.

     The Company has a $285,000,000 credit facility with a group of banks maturing at various times from June of 2004 to 2006. Additionally, the Company has a revolving credit facility in the amount of $57.6 million until June 9, 2004. As of September 30, 2001, the Company has available $26.3 million under this revolving credit facility. The Company also has $100.0 million in 10% senior subordinated notes due in 2006 and $40.0 million in floating interest rate subordinated term securities also due in 2006.

     Our credit agreements include financial covenants, recently modified, which require minimum or maximum ratios to be maintained. As of September 30, 2001, a technical default existed relative to one of these covenants. The Company has obtained a waiver from the lendors with respect to this default. Continued compliance with these requirements could be effected by changes relating to economic factors, market uncertainties, or other events as described under forward looking statements and risk factors.

     The Company’s management believes that borrowings under the line of credit, together with available cash and internally generated funds, will be sufficient to fund QDI’s continued growth and meet its working capital requirements for the foreseeable future.

FORM 10 -Q

PART 1 — FINANCIAL INFORMATION

Forward Looking Statements And Risk Factors

     Some of the statements contained in this report discuss future expectations and contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. Please see the risk factors set forth in the Company’s 2000 Form 10-K which identify important risk factors such as the Company’s high leverage, dependence on affiliates and owner-operators, environmental risks and claims exposure.

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

FORM 10-Q

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

     Reference is made to Item 2 on page 17 of the Company’s Form 10-K for the year ended December 31, 2000. There have been no material changes in the Company’s legal proceedings since this filing.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 6. (a) Exhibits:

Exhibit No.	Description

2.6	Bank Consent and Waiver

     (b)  Reports on Form 8-K: None

Signatures

QUALITY DISTRIBUTION, INC.

November 13, 2001	/s/ THOMAS L. FINKBINER

THOMAS L. FINKBINER, (CEO, PRESIDENT) (DULY AUTHORIZED OFFICER)

November 13, 2001	/s/ DENNIS R. FARNSWORTH

DENNIS R. FARNSWORTH (SR.VP.FINANCE) (PRINCIPAL FINANCIAL OFFICER)