Form 10-K405
period 2001-12-31
QUALITY DISTRIBUTION INC
filed 2002-03-29
CIK 922863

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

COMMISSION FILE NUMBER 0 - 24180
                       ---------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of December 31, 2001, there were 2,001,128 outstanding shares of the Registrant's Common Stock, $0.01 par value, all of which were held by affiliates.

Documents Incorporated by Reference: None.

PART I

Item 1. BUSINESS

GENERAL

      Quality Distribution, Inc. ("QDI" or "The Company"), is the largest bulk tank truck carrier in North America based on bulk service revenues. Through a network of 148 terminals located across the United States, Canada and Mexico, we transport a broad range of chemical products and provide our customers with supplementary transportation services such as dry bulk hauling, transloading, tank cleaning, third-party logistics, intermodal services and leasing. Many of the chemical and chemical-related consumer products we transport require specialized trailers and experienced personnel for safe, reliable and efficient handling. We are a core carrier for many of the Fortune 500 companies who are engaged in chemical processing, including Dow Chemical, The Procter & Gamble Company, DuPont and PPG Industries.

      In addition to our own fleet operations, we use affiliates and owner-operators. Affiliates are independent companies that, through comprehensive contracts with us, operate their terminals exclusively for us. Owner-operators are independent contractors who, through contracts with us, supply one or more tractors and drivers for our own or our affiliate's use. Management believes that the use of affiliates and owner-operators results in a more flexible cost structure, increases our asset utilization and increases return on invested capital. QDI is a holding company and operates principally through three main transportation subsidiaries: Quality Carriers, Inc ("QCI"), Transplastics ("TPI") and Levy Transport, Ltee ("Levy"), and through Quala Systems, Inc. ("QSI") a nation-wide tankwash subsidiary. Through the principal transportation subsidiaries, as of December 31, 2001, we operated 7,737 trailers, of which 6,446 were owned or leased by us, and 3,394 tractors, of which 774 were owned or held directly under lease by us.

      The for-hire tank truck industry is highly fragmented and we believe it consists of approximately 200 tank truck carriers, with the top five carriers representing approximately $1.2 billion or approximately 24% of estimated 2001 for-hire tank truck industry revenues. The industry continues to experience consolidation. We believe such consolidation is primarily the result of economies of scale in the provision of services to a larger customer base, cost-effective purchasing of equipment, supplies and services by larger companies, high insurance premiums and the decision by many smaller, capital constrained operators to sell their trucking businesses rather than make substantial investments to modernize their fleets. As a result of our leading market position and decentralized operating structure, we believe we are well positioned to benefit from these current industry trends.

DEVELOPMENT OF OUR COMPANY

      QCI, is the product of the merger of two large tank truck carriers, Montgomery Tank Lines, Inc.("MTL") and Chemical Leaman Tank Lines, Inc. ("CLC" or "CLTL"). QDI, formed in 1994, is a holding company, which operates principally through its transportation subsidiaries.

      QDI is owned principally by Apollo Investment Fund III, LLP. Apollo owns 85.7% of the company's common stock, certain other investors own 7.7%, and management of QDI owns approximately 6.6%. On a fully diluted basis, Apollo owns 77.1%, certain other investors own 7% and management of QDI owns 15.9% of the common stock of QDI.

      Our major domestic, direct and indirect subsidiaries, excluding Bulknet, have guaranteed our borrowings under our credit agreement.

SERVICES PROVIDED

BULK TRANSPORTATION SERVICES

      QDI is primarily engaged in the business of bulk transportation of liquid and dry chemical products. Business services are provided through Company-owned and affiliate terminals. As of December 31, 2001, 93 of 148 locations were company operations and the remaining locations were affiliate operations. Owner-operators are heavily relied upon to fulfill driver and tractor needs at both Company and affiliate terminals. QDI believes the combination of the affiliate program and the emphasis on the use of owner-operators results in an efficient and flexible operating structure that provides superior customer service.

AFFILIATE PROGRAM

      Affiliates are established and maintained by their owners as independent companies with individualized, parochial profit incentives designed to stimulate and preserve the entrepreneurial motivation common to small business owners. Each affiliate enters into a comprehensive contract with QCI pursuant to which the affiliate is required to operate its bulk tank truck enterprise exclusively for and on behalf of QCI. Each affiliate is supported by our corporate staff and is linked via computer to central management's information systems located at the Tampa, Florida headquarters of QDI. New affiliate candidates are ordinarily selected from the Company's management/employee pool, thereby "jump-starting" the new business opportunity with an experienced, savvy owner/manager, significantly reducing "ramp-up" time, while simultaneously improving the chances for both operating and financial success.

      Affiliates gain multiple benefits from their relationship with the Company, such as improved equipment utilization through access to our network of operating terminals, access to and enhancement of our broad national and local customer relationships, national and local driver recruitment programs, standardized safety training (for drivers, tankwashers and mechanics) at our six (6) Safety Schools, expanded marketing and sales resources, combined with sophisticated marketplace/competitive research. Affiliates gain further value from QCI's management information systems which provide essential operating and financial reports, while simplifying daily operating situations with system-wide technology support (TMW Systems, Incorporated ("TMW") dispatch/billing platforms and Qualcomm enroute electronic linkage with each vehicle). Affiliates also derive significant financial benefit through our purchasing leverage on items such as insurance coverage, tractors, trailers, fuel, tires, health care, and other significant operating requirements. Finally, our Affiliates have "most favored" status at the tank truck industry's largest, nationwide tankwash vendor QSI, and simultaneously enjoy extremely low "professional courtesy rates" for maintenance services throughout QCI's extensive repair facility network.

      Affiliates predominantly operate under the marketing identity of Quality Carriers and typically receive a percentage of gross revenues from each shipment they transport. Affiliates are responsible for their own operating expenses, such as fuel, licenses and worker's compensation insurance. The Company pays affiliates each week on the basis of completed billings to customers from the previous week. The Company bears the primary expense of collecting accounts receivable. Our weekly settlement program automatically deducts any amounts advanced to affiliates (and their individual drivers) for fuel, insurance, loans or other miscellaneous operating expenses, including rental charges for the Company's tank trailers. The Company reimburses affiliates for certain expenses billed back to customers, including fuel and insurance surcharges, tolls and scaling charges.

      The Company's contracts with affiliates typically carry a term ranging from one to five years and thereafter renew on an annual basis, unless terminated by either party. Affiliate contracts uniformly contain restrictive covenants prohibiting them from competing directly with the Company for a period of one year following termination of the contract. In addition, affiliates are required to meet all QCI standard operating procedures as well as being required to submit regular financial statements.

      Affiliates engage and/or employ their own drivers and personnel. All affiliate personnel must meet the Company's operating standards/requirements.

      Affiliates are required to pay for and provide evidence of their own workers' compensation coverage, which must meet both QDI and statutory coverage levels. Affiliates are provided, as part of their contract, auto and general liability insurance, subject to certain deductibles per incident. Expenses exceeding the prescribed deductible limits of the affiliate are the responsibility of QCI or its insurer. For an additional fee, a subsidiary of QDI, Power Purchasing Inc. ("PPI"), makes available additional insurance to affiliates for physical damage coverage, operating a tractor without a trailer, health care, life insurance, and garage-keepers insurance.

DRIVERS AND OWNER OPERATORS

      At December 31, 2001, we utilized 3,216 drivers. Of this total, 1,856 were owner-operators, 736 were affiliate company drivers and 624 were company drivers.

OWNER-OPERATORS

      QCI terminals and affiliates extensively utilize owner-operators. Owner-operators are independent contractors who, through an exclusive contract with QCI, supply one or more tractors and drivers for QCI or affiliate use. QCI retains owner-operators under contracts generally terminable by either party upon short notice.

      Owner-operators are generally compensated on the basis of a fixed percentage of the revenue generated from the shipments they haul. The owner-operator pays all operating expenses such as fuel, physical damage insurance, tractor maintenance, fuel taxes and highway use taxes. However, we reimburse owner-operators for certain expenses passed through to our customers, such as fuel surcharges, tolls and scaling charges. QCI attempts to enhance the profitability of our owner-operators through purchasing programs that take advantage of our significant purchasing power. These programs cover such operating expenses as fuel, tires, occupational accidental and physical damage insurance.

      Owner-operators utilized by QCI or an affiliate must meet specified guidelines for driving experience, safety records, tank truck experience and physical examinations in accordance with U.S. Department of Transportation ("DOT") regulations. We emphasize safety to our independent contractors and their drivers and maintain driver safety inspection programs, safety awards, terminal safety meetings and stringent driver qualifications.

DRIVER RECRUITMENT AND RETENTION

      QCI and its affiliates dedicate significant resources to recruiting and retaining owner-operators and Company drivers. Company drivers and owner-operators are hired in accordance with specific guidelines regarding safety records, driving experience and a personal evaluation by our staff. We employ only qualified tank truck drivers with a minimum of two years of over-the-road, tractor-trailer experience. These drivers are required to attend a rigorous training program conducted at one of our six safety schools.

      Driver recruitment and retention is a primary focus for all operations personnel. Each terminal manager has direct responsibility for hiring drivers. QDI uses many of the traditional methods of driver recruitment as well as using many newer methods of driver recruitment, including the use of the Internet and the efforts of the President's Team.

      The President's Team is a group consisting of up to ten of our very best drivers, whose mission it is to recruit and retain drivers while promoting the Company to customers. The equipment utilized by the President's Team distinguishes these drivers, thereby providing another tool in our continuous driver recruiting efforts. The President's Team maintains contact with new candidates throughout the hiring process. They also provide insight on the issues important to our current drivers and owner-operators. In 2001, a comprehensive Driver Excellence Program was implemented to reward our best drivers with recognition and awards based on meeting standards of excellence in productivity, safety and positive Company image.

OTHER PERSONNEL

      QDI employs 690 support personnel, including 220 employed at our corporate office in Tampa, FL. Our field operations consist of 470 employees, including 94 mechanics, 195 tank cleaners and 181 other support, clerical and administrative personnel.

      Where appropriate, the field management is responsible for hiring mechanics, customer service and tank wash personnel. We provide our employees with health, dental, vision, life, and other insurance coverages subject to certain premium sharing and deductible provisions. These and other insurance programs are available to affiliates and owner-operators for a fee.

UNION LABOR

      At December 31, 2001, we had 313 employees in trucking, maintenance or cleaning facilities and approximately 85 employees of three affiliate terminals who were members of the International Brotherhood of Teamsters.

CUSTOMER SERVICE, QUALITY ASSURANCE AND BILLING

      Our Quality Assurance Program is designed to enable the achievement of superior customer service through the development and implementation of Standardized Operating Procedures for each area within QDI. The procedures provide guidance in such areas as marketing, contracts, dispatch and terminal operations, driver hiring, safety and training, trailer operations, tractor operations, administrative functions, payroll, settlements, insurance, data processing and fuel tax administration.

      In the year 2000, QDI implemented an Internal Audit Group. It is the responsibility of this group to audit all phases of our day to day business to provide management with feedback on the level of compliance to our Standard Operating Procedures.

      We have also implemented a Quality Corrective Action procedure to identify, document and correct safety and service non-conformance. This procedure collects non-conformance data so that all levels of the organization can better understand where processes breakdown causing a non-conformance. This information is also reported back to many of our customers in the form of monthly service reports. Service reporting is required by an increasing number of chemical shippers.

      During the second quarter of 2001 the Company started an initiative to centralize the billing function for all Company terminals and some affiliate terminals in order to gain better quality control over the billing and invoicing processes. At the same time, the Company is converting to the TMW billing application, which will integrate the dispatch and billing systems. The completion of this project is scheduled for mid-2002. See "Technology" section below.

MOBILE COMMUNICATIONS

      Over 90% of our entire tractor fleet is equipped with the OmniTRACS(R) mobile satellite communications system. This system provides continuous monitoring and two-way communications with tractors in transit. The information generated by this system is used to track load status, optimize the use of drivers and equipment and respond to emergency situations.

TECHNOLOGY

      In 2001, QCI purchased and began implementing a new operating system for dispatching trucks. The system was purchased from TMW, a company with over 500 customer installations and a 40% market share in the bulk trucking market. The full implementation should be completed in mid-2002.

      The TMW software enhances QDI's ability to track its assets, drivers/trucks/trailers and manage the business better at a tactical level. The software handles order entry, resource planning, dispatch, communications, through Qualcomm (Omnitracs) integration and auto-rating of invoices. The software is another step in the continued upgrading of systems utilized in our trucking subsidiaries: installation of an IBM storage and multi-server network, which centralized the data and increased reliability, adding TMW for resource tracking, completing Qualcomm installation for communications and equipment location updates, introduction of Imaging at all locations, and the incorporation of all of this data into our website at http://www.qualitydistribution.com, however, information on this website is not part of this report. These projects add to the productivity of our employees and equipment, which we believe result in improved value to our customers.

LEASING

      QDI leases tractors and trailers to affiliates and other third parties, including shippers. Tractor lease terms range from 12 to 60 months and may include a purchase option. Trailer lease terms range from 1 to 84 months and do not include a purchase option. QDI has the largest stainless steel trailer fleet in North America and derives a portion of its income from leasing these units to customers and affiliates.

TANK WASH OPERATIONS

      To maximize equipment utilization and efficiency we rely on 33 QSI, 2 TPI and 5 affiliate tank wash facilities located throughout our operating network. These facilities allow us to generate additional tank washing fees from non-affiliated carriers and shippers. Management believes that the availability of these facilities enables us to provide an integrated service package to our customers and minimize the risk of cost escalation associated with reliance on third party tank wash vendors.

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

OWNER-OPERATOR AND AFFILIATE SERVICES

      Through PPI we offer insurance products and other services to both our internal and external fleet and to our owner-operators at favorable prices. By offering purchasing programs that take advantage of our significant purchasing power for products and services such as tractors, fuel and tires as well as automobile, general liability and workers' compensation insurance, we believe we strengthen our relationship with our owner-operators and improve driver recruitment. We also actively market these products and services to other customers.

LOAD BROKERAGE SERVICES

      We provide load brokerage services to enhance our ability to handle our customers' trucking requirements. To the extent that we do not have the equipment necessary to service a particular shipment, we will broker the load to another carrier, thereby meeting the customer's shipping needs and generating additional revenues for us. Through our relationship with over sixty independent bulk carriers, we can assure timely response to customer needs.

INTERNET BASED LOGISTICS MANAGEMENT

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

TRACTORS AND TRAILERS

      As of December 31, 2001, Quality Distribution operated a fleet of 7,737 tank trailers. The majority of these tanks are single compartment, chemical-hauling trailers. The balance of the fleet is made up of multi-compartment trailers, dry bulk trailers and special use equipment. The chemical transport units typically have a capacity between 5,000 to 7,000 gallons and are designed to meet DOT specifications for transporting hazardous materials. Each trailer is designed for a useful service life of 15 to 20 years, though this can be greatly extended through upgrades and modifications.

      We acquire new tractors with an initial utilization period of five years. The useful life of a tractor may be extended if restoration or overhaul is performed. As of December 31, 2001, we operated 3,394 tractors including 774 that were operated by our drivers, 1,868 that were operated by owner-operators, and 752 that were operated by affiliate drivers.

      Many of our and our affiliate terminals provide preventative maintenance and receive computer-generated reports that indicate when inspection and servicing of units are required. Our maintenance facilities are registered with the DOT and are qualified to perform trailer inspections and repairs for our fleet and equipment owned by third parties. We also rely on unaffiliated repair shops for many major repairs.

      The following table shows the age of trailers and tractors we operated that were in service as of December 31, 2001. All numbers are approximated as of such date:

                                                                                        (Greater
                    (Less Than)                                                           Than)
TRAILERS (1)           3 YRS        3-5 YRS     6-10 YRS     11-15 YRS     16-20 YRS      20 YRS     TOTAL
                    -----------   ----------   ----------   -----------   -----------   ----------   --------
COMPANY                    162          665        1,385         1,705           980        1,549      6,446
AFFILIATE                   96          318          211           102            72          147        946
SHIPPER                      -          111          110            83            27           14        345

                    -----------   ----------   ----------   -----------   -----------   ----------   --------
Total                      258        1,094        1,706         1,890         1,079        1,710      7,737

                                                                           (Greater
                    (Less Than)                                              Than)
TRACTORS               3 YRS        3-5 YRS     6-10 YRS     11-15 YRS       15 YRS       TOTAL
                    -----------   ----------   ----------   -----------   -----------   ----------
COMPANY                    129           58          527            25            35          774
AFFILIATE                  151          303          259            30             9          752
OWNER-OPERATORS            105          549          983           155            76        1,868

                    -----------   ----------   ----------   -----------   -----------   ----------
Total                      385          910        1,769           210           120        3,394

(1) Age based upon original date of manufacture; trailer may be substantially refurbished or re-manufactured.

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

CUSTOMERS

      Our client base consists of customers located throughout North America, including many Fortune 500 companies such as Dow Chemical, Procter & Gamble, PPG Industries and DuPont. During 2001, Dow Chemical accounted for 12.5% of our total revenues. For the fiscal year ended December 31, 2001, QDI's 10 largest customers accounted for 30.3% of revenues.

ADMINISTRATION

      QDI operates 148 facilities throughout the United States, Canada and Mexico. The Company and affiliate terminals operate as separate profit centers and terminal managers are responsible and accountable for most operational decisions. Effective supervision requires maximum personal contact with customers and drivers. Therefore, to accomplish mutually defined operating objectives, the functions of customer service, dispatch and general administration typically rest within each terminal. Cooperation and coordination is further encouraged by the Company backhaul policy.

      From the corporate offices in Tampa, FL, management constantly monitors each terminal's operating and financial performance, safety and training record, accounts receivable and customer service effort. Terminal managers ensure the terminal remains in strict compliance with safety, maintenance, customer service and other operating procedures. Senior corporate executives, safety department personnel and audit department personnel conduct unannounced visits to verify terminal compliance. QDI strives to achieve uniform service and safety at all Company and affiliate terminals, while simultaneously affording terminal managers the freedom to focus on generating business in their region.

COMPETITION

      The tank truck business is extremely competitive and fragmented. We compete primarily with other tank truck carriers and private carriers in various states and Canada. With respect to certain aspects of our business, we also compete with intermodal transportation and railroads. Intermodal transportation has increased in recent years as reductions in train crew size and the development of new rail technology have reduced costs of intermodal shipping. In 2001, a major competitor, Matlack Systems, Inc., went bankrupt and ceased operations.

      Competition for the freight transported by us is based primarily on rates and service. Management believes that we enjoy significant competitive advantages over other tank truck carriers because of our low fixed cost structure, overall fleet size, national terminal network and tank wash facilities.

      Our largest competitors are Trimac Transportation Services Ltd., Schneider National, Inc. and Superior Carriers, Inc. There are approximately 195 other recognized tank truck carriers, most of whom are primarily regional operators.

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

RISK MANAGEMENT AND INSURANCE/SAFETY

      The primary risks associated with our business are bodily injury and property damage, workers' compensation claims and cargo loss and damage. We maintain insurance against these risks and are subject to liability as a self-insurer to the extent of the deductible under each policy. We currently maintain liability insurance for bodily injury and property damage in the amount of $75 million per incident, with a $2 million per incident deductible. There is no aggregate limit on this coverage.

      We currently maintain a $1 million per incident deductible for workers' compensation insurance coverage. We are insured over our deductible up to the statutory requirement by state. We are self-insured for damage or loss to the equipment we own or lease, and for cargo losses.

      We employ a safety and insurance staff in excess of 30 professionals. In addition, we employ specialists to perform compliance checks and conduct safety tests throughout our operations. We conduct a number of safety programs designed to promote compliance with rules and regulations and to reduce accidents and cargo claims. These programs include training programs, driver recognition programs, safety awards, an ongoing Substance Abuse Prevention Program, driver safety meetings, distribution of safety bulletins to drivers and participation in national safety associations.

ENVIRONMENTAL MATTERS

      Our activities involve the handling, transportation, storage and disposal of bulk liquid chemicals, many of which are classified as hazardous materials, hazardous substances, or hazardous waste. Our tank wash and terminal operations engage in the storage or discharge of wastewater and storm-water that may have contained hazardous substances, and from time to time we store diesel fuel and other petroleum products at our terminals. As such, we are subject to environmental, health and safety laws and regulation by U.S. federal, state, local and Canadian government authorities. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. There can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs to us.

      Facility managers are responsible for environmental compliance. Self-audits along with audits conducted by our internal audit staff are required to assess operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities and waste management. We may also contract with an independent environmental consulting firm that conducts periodic, unscheduled, compliance assessments which focus on conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. Our relationship to our affiliates could, under certain circumstances, result in our incurring liability for environmental contamination attributable to an affiliate's operations, although we have not incurred any material derivative liability in the past. Our environmental management program has been extended to our affiliates.

      QDI is staffed with environmental experts who manage our environmental exposure relating to historical operations and develop policies and procedures, including periodic audits of our terminals and tank cleaning facilities, in an effort to avoid circumstances that could lead to future environmental exposure.

      As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances either under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA") or comparable state laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or our business reputation. As the result of environmental studies conducted at our facilities in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation.

      We have also been named a potentially responsible party ("PRP"), or have otherwise been alleged to have some level of responsibility, under CERCLA or similar state laws for cleanup of off-site locations at which our waste, or material transported by us, has allegedly been disposed of. We have asserted defenses to such actions and have not incurred significant liability in the CERCLA cases settled to date. While we believe that we will not bear any material liability in any current or future CERCLA matters, there can be no assurance that we will not in the future incur material liability under CERCLA or similar laws. See Certain Considerations - Environmental Risk Factors for a discussion of certain risks of our being associated with transporting hazardous substances.

      QDI is currently solely responsible for remediation of the following two federal Superfund sites:

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

      In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site at a cost estimated by the EPA to be approximately $7 million. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA's wetlands remedy. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the

Bridgeport site. CLC has finalized a consent decree with the state and federal trustees and has resolved the natural resource damages claims. In addition, the EPA has investigated contamination in site soils. No decision has been made as to the extent of soil remediation to be required, if any.

      CLC initiated litigation against its insurers to recover its costs in connection with environmental cleanups at its sites. In a case captioned Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et al., Civil Action No. 89-1543 (SSB) (D.N.J.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at the Bridgeport site. In a case captioned The Aetna Casualty and Surety Company v. Chemical Leaman Tank Lines, Inc., et al., Civil Action No. 94-CV-6133 (E.D. Pa.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at its other sites. In an agreement dated as of November 18, 1999, Chemical Leaman favorably resolved these outstanding insurance claims. In early 2000 QDI received settlement proceeds of approximately $11.0 million.

      West Caln Township, PA. The EPA has alleged that CLC disposed of hazardous materials at the William Dick Lagoons Superfund Site in West Caln, Pennsylvania. On October 10, 1995, CLC entered into a Consent Decree with the EPA which required CLC to:

      (1) pay the EPA for installation of an alternate water line to provide water to area residents;
      (2)   perform an interim groundwater remedy at the site; and
      (3) conduct soil remediation. US v. Chemical Leaman Tank Lines, Inc., Civil Action No. 95-CV-4264 (RJB) (E.D. Pa.).

      CLC has paid all costs associated with installation of the waterline. CLC has completed a hydro-geologic study, and has commenced activities for the design of a groundwater treatment plant to pump and treat groundwater. The EPA anticipates that CLC will operate the plant for about five years, at which time the EPA will evaluate groundwater conditions and determine whether a final groundwater remedy is necessary. Field sampling for soil remediation has been completed and activities for the design of a soil remediation system have commenced. The Consent Decree does not cover the final groundwater remedy or other site remedies or claims, if any, for natural resource damages.

      Other Environmental Matters. CLC has been named as PRP under CERCLA and similar state laws at approximately 35 former waste treatment and/or disposal sites including the Helen Kramer Landfill Site where CLC previously settled its liability. In general, CLC is among several PRP's named at these sites. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York and its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. The Company has also favorably settled a toxic tort claim brought against it and several co-defendants by an uncertified class of Texas claimants. As a result of our acquisition of CLC, we identified other owned or formerly owned properties that may require investigation and/or remediation, including properties subject to the New Jersey Industrial Sites Recovery Act (ISRA). CLC's involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. We have established reserves in the amount of $36.1 million for liabilities associated with the Helen Kramer Landfill, CLC's facility at Tonawanda, New York and CLC's former facility in Putnam County, West Virginia.

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

      The Federal Motor Carrier Act of 1980 served to increase competition among motor carriers and limit the level of regulation in the industry. The Federal Motor Carrier Act also enabled applicants to obtain Interstate Commerce Commission ("ICC") operating authority more readily and allowed interstate motor carriers such as ourselves greater freedom to change their rates each year without ICC approval. The law also removed many route and commodity restrictions on the transportation of freight. A series of federal acts, including the Negotiated Rates Act of 1993, the Trucking Industry Regulatory Reform Act of 1994 and the ICC Termination Act of 1995, further reduced regulation applicable to interstate operations of motor carriers such as ourselves, and resulted in transfer of interstate motor carrier registration responsibility to the Federal Highway Administration of DOT. On February 13, 1998, the Federal Highway Administration published proposed new rules governing registration to operate by interstate motor carriers. To this point in time adopted changes have not adversely affected interstate motor carrier operations. During 1999, the Federal Motor Carrier Safety Improvement Act of 1999 took effect establishing the Federal Motor Carrier Safety Administration effective January 1, 2000. This agency's principal assignment is to regulate and maintain safety within the ranks of motor carriers.

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

SEASONALITY

      Our business is subject to limited seasonality, with revenues generally declining slightly during winter months, namely the first and fourth fiscal quarters, and over holidays. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months. Our operating expenses also have been somewhat higher in the winter months, due primarily to decreased fuel efficiency, increased utility costs and increased maintenance costs of revenue equipment in colder months.

2001 DEVELOPMENTS

      In January 2001, we reached an agreement with a CLC preferred shareholder to repurchase preferred shares of CLC for the stated value of $2.6 million plus associated costs.

      Our credit agreement was amended June 4, 2001 (the Third Amendment), and covers the period ending March 31, 2003. The Company paid a $1.1 million fee which is being amortized as interest expense for the covenant modification period. The interest rate on the credit agreement was also increased by 150 basis points. The Company's form 8-K dated June 2001 contains full details relative to this amendment. A technical default, for which a waiver was obtained in October, 2001, occurred with respect to these covenants.

      The credit agreement was subsequently amended (the fourth Amendment) on December 14, 2001. The new financial covenants are less restrictive than the previously existing covenants and cover the covenants for the calendar quarters through 12/31/2002. The Company currently believes that it will be in compliance with the covenants. The Company is currently in the process of negotiating an amendment to the credit agreement with its banks for the periods subsequent to December 31, 2002, which if granted and if the conditions therein are met would make the financial covenants which are currently unlikely to be met for the quarter ending March 31, 2003 easier to satisfy and likely have the effect of avoiding further amendments to the financial covenants. Although the Company believes that the banks will agree to this amendment, there can be no assurance that such agreement will occur, or that if it does occur, that the Company will be able to satisfy any conditions for covenant relief. In addition, the Fourth amendment restricts the future availability of the revolving credit facility to an incremental $15 million above the balance at the date of the agreement, plus places restrictions on the amount of capital expenditures allowed. This amendment is included as an exhibit to the Form 10K. At December 31, 2001 the Company had $17 million available under the revolving credit facility.

ITEM 2. PROPERTIES

      As of December 31, 2001, QDI's operating facilities were located in the following cities:

QCI OPERATED            QSI                      TPI                      AFFILATE OPERATED
Albany, NY  **          Albany, NY **            Chicago, IL **           Augusta, GA **
Appleton, WI            Atlanta, GA  **          Columbus, OH             Augusta, GA
Atlanta, GA **          Augusta, GA **           East Rutherford, NJ **   Barberton, OH **
Atlanta, GA **          Barberton, OH **         Essexville, MI **        Baton Rouge, LA
Augusta, GA **          Baton Rough, LA          Greer, SC                Beaumont, TX
Becancour, CDN          Branford, CT **          Laredo, TX               Bridgeport, NJ **
Bessemer, AL            Bridgeport, NJ **        Montreal, Canada         Bristol, PA
Branford, CT **         E. Channelview, TX       North Haven, CT          Bristol, WI
Brunswick, GA           W. Channelview, TX       Palmer, MA **            Chattanooga, TN **
Calvert City, KY **     Charleston, SC **        Port Arthur, TX **       Chattanooga, TN **
Carteret, NJ            Chattanooga, TN **       Saddle Brook, NJ         Chesapeake, VA **
Castleton, VT           Clute, TX **             Sarnia, Canada           Cincinnati, OH **
N. Charleston, SC **    Friendly, WV **          South Point, OH          Columbus, OH
Charleston, SC **       Garden City, GA  **                               Danville, IL
Chesnee, SC **          Hayward, CA                                       Dumfries, VA
Chester, SC **          Houston, TX **                                    Fairfield, OH **
Cincinnati, OH          Kalamazoo, MI **                                  Ft. Worth, TX **
Clute, TX **            Kent, WA  **                                      Garden City, GA
Coteau du Lac, QUE **   Lansing, IL                                       Gary, IN
Fall River, MA **       Luling, LA                                        Glennmoore, PA
Follansbee, WV          Midland, MI **                                    Hagerstown, MD
Greenup, KY             Newark, NJ **                                     Hopewell, VA
Hayward, CA             Pocatello, ID **                                  Houston, TX **
Kalamazoo, MI **        Rahway, NJ                                        Jacksonville, FL
Kelso, WA               Rock Hill, SC **                                  Joliet, IL **
Kent, WA **             Salt Lake City, UT  **                            Kansas City, MO
Ludington, MI **        San Pablo, CA **                                  Lake Charles, LA
Memphis, TN **          South Gate, CA                                    Lansing, IL
Mexico                  Spartanburg, SC  **                               Lima, OH
Midland, MI **          St. Albans, WV  **                                Louisville, KY
Montreal Canada **      St. Gabriel, LA **                                Luling, LA
Newark, NJ **           Sulphur, LA                                       Mediapolis, IA
Oakville, ON            Wilmington, NC **                                 Memphis, TN **
Orlando, FL                                                               Memphis, TN **
Pocatello, ID **                                                          Memphis, TN
Portland, OR **                                                           Morgantown, WV **
Salt Lake City, UT **                                                     Narrows, VA **
San Pablo, CA **                                                          Nazareth, PA
South Gate, CA                                                            New Castle, DE
South Point, OH                                                           New Castle, DE
St. Albans, WV  **                                                        Niagara Falls, NY
St. Gabriel, LA **                                                        Owensboro, KY
Summit, IL **                                                             Oyster Creek, TX **
Tonawanda, NY **                                                          Parker, PA **
Waterford, NY                                                             Pasadena, TX
Whistler, AL **                                                           Pedricktown, NJ
Wilmington, NC **                                                         Roanoke, VA
                                                                          Salisbury, NC
                                                                          St. Gabriel, LA **
                                                                          St. Louis, MO
                                                                          Tampa, FL
                                                                          Toledo, OH
                                                                          Triadelphia, WV
                                                                          Tucker, GA
                                                                          Williamsport, PA**

**    Indicates the terminal is owned by the Company.

      In addition to the properties listed above, we also own property in Macomb, MI; Security, MD; Croydon, PA; Syracuse, NY; Hartford, WI; and a jointly owned 3-acre vacant land parcel in Ruskin, FL.

      Our executive and administrative offices are located in Tampa, Florida.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for our common equity. There were 33 common stock shareholders as of December 31, 2001. No common stock dividend has ever been paid. Future common stock dividends are limited by contractual restrictions.

Item 6. SELECTED FINANCIAL DATA

      The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The consolidated income statement and balance sheet information set forth below for and as of each of the years in the five-year period ended December 31, 2001 has been derived from our audited consolidated financial statements.

                                                           Year Ended December 31,
                                        -------------------------------------------------------------
                                           1997         1998         1999         2000         2001
                                        ---------    ---------    ---------    ---------    ---------
                                                           (dollars in thousands)
INCOME STATEMENT DATA

Operating revenues                      $ 286,047    $ 397,738    $ 586,807    $ 570,785    $ 523,337
                                        ---------    ---------    ---------    ---------    ---------

Costs and expenses:
Operating expenses, excluding
     depreciation and amortization        247,619      343,451      505,520      504,091      459,292
Option expense                                 --       14,678           --           --           --
Depreciation and amortization              17,335       31,043       62,284       37,044       35,125
Interest expense, net                       3,175       19,791       40,452       40,236       40,224
Other expenses (income)                        39         (164)        (134)         (24)          22
                                        ---------    ---------    ---------    ---------    ---------

Total costs and expenses                  268,168      408,799    $ 608,122    $ 581,347    $ 534,663
                                        ---------    ---------    ---------    ---------    ---------

Income (loss) before taxes                 17,879      (11,061)     (21,315)     (10,562)     (11,326)
Provision (benefit) for income taxes        7,396       (4,047)      (5,906)      31,225        1,135
Minority interest                              --          (74)         (21)          --           --
                                        ---------    ---------    ---------    ---------    ---------

Net income (loss) before
     Extraordinary item                 $  10,483    $  (7,088)   $ (15,430)   $ (41,787)   $ (12,461)
                                        =========    =========    =========    =========    =========
Earnings per share before
     Extraordinary items                     2.23        (2.41)       (8.52)      (21.59)       (7.56)
OTHER DATA
Net cash and cash equivalents
     provided by
       Operating activities             $  33,832    $  16,596    $   9,169    $  38,192    $  10,929
Net cash and cash equivalents
     used in investing activities         (31,690)    (289,275)      (8,875)     (18,721)     (34,936)
Net cash and cash equivalents
     (used in) provided by
       Financing activities                (1,503)     271,413          634      (17,081)      25,247
EBITDA (1,2)                               38,428       39,609       81,288       66,693       64,045
EBITDA without adjustments (1,2)           38,428       54,287       81,288       76,636       67,494
Capital expenditures                       35,121       29,765       25,727       23,079       37,412
Number of terminals at end of
     Period                                    80          194          171          152          148
Number of trailers operated at end
     of period                              4,148        8,003        7,625        7,526        7,737
Number of tractors operated at end
     of period                              1,915        3,679        3,943        3,491        3,394

CONSOLIDATED BALANCE SHEET DATA
     AT PERIOD END:
Total assets                            $ 194,036    $ 583,246    $ 542,241    $ 453,073    $ 448,978
Long-term indebtedness, including
     Current maturities                    55,098      441,331      434,156      416,939      443,856
Stockholders' equity (deficit)             79,532      (48,320)     (64,773)    (110,866)    (134,467)

(1) EBITDA represents earnings before extraordinary items, net interest expense, income taxes, depreciation and amortization, minority interest expense and other income (expense). EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on a basis of operating performance. EBITDA is not intended to present cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles ("GAAP"). EBITDA does not necessarily represent cash flow available for discretionary use by management. See our Consolidated Financial Statements and the related notes appearing elsewhere in this document. EBITDA is not calculated under GAAP and therefore is not necessarily comparable to similarly titled measures used by other companies.

(2) We have incurred several charges in the past few years that impact the comparability of our financial statements. These include a $14.7 million charge related to option expense in 1998 associated with the QDI merger transactions, $6.7 million in 2000 related to pre-merger receivables and expenses related to the prior operation of CLTL, and $2.4 million in 2001 related to adverse experience in pre-merger accident claims from predecessor companies.

      We have also aggressively cut costs as a result of a recent softening economy and the consolidation efforts that began after the merger in 1998. These efforts resulted in $3.2 million and $1.0 million in severance and benefits expense in 2000 and 2001, respectively. EBITDA is presented both with and without these charges for comparative purposes.

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

      Through several strategic asset purchases during 2001, we were further able to expand our service capabilities and our geographic coverage. We intend to continue providing these services and expand upon existing customer relationships by providing our supplementary services as well as increasing the fleet size in these markets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      QDI's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Company believes the following are the more critical accounting policies that impact the financial statements, some of which are based on management's best estimates available at the time of preparation. Actual future experience may differ from these estimates.

      Environmental liabilities - QDI has reserved for potential environmental liabilities based on the best estimates of potential clean-up and remediation estimates for known environmental sites. The Company employs a staff of environmental experts to administer all phases of our environmental programs, and uses outside experts where needed. These professionals develop estimates of potential liabilities at these sites based on projected and known remediation costs. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the environmental accrual.

      Accident claims reserves - The Company carries insurance for auto liability claims, with a $2 million per occurrence deductible as of September 15, 2001, and worker's compensation with a $1 million per accident deductible. For cargo claims, we are self-insured. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own safety department personnel. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the accident claims reserves.

      Revenue recognition - Transportation revenues and related costs are recognized on the date the freight is delivered or the tank wash performed. Other operating revenues, consisting primarily of lease revenues from affiliates, independent operators and third parties, are recognized as earned.

      Allowance for uncollectible receivables - The allowance for all potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for uncollectible receivables.

NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against the new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions for each statement that apply to goodwill and intangible assets which are acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards to have an impact in reducing our amortization of goodwill and certain intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. Amortization expense for 1999, 2000 and 2001 was $4.0 million, $4.5 million and $4.6 million, respectively.

      In July 2001, the FASB issued SFAS 143 Accounting for Asset Retirement Obligations, which requires that companies recognize a liability for retirement obligations of long lived assets in the period the liability occurs. This pronouncement is effective for fiscal years beginning after June 15, 2002. The

Company does not anticipate any significant impact on financial results from adoption of this standard.

      In August 2001, the Financial Accounting Standards Board issued SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121. The Company currently assesses whether there has been impairment of long-lived assets and certain intangibles in accordance with SFAS 121 and will continue to do so under the guidance provided by SFAS 144 in 2002. The Company does not anticipate any significant impact on financial results from adoption of this standard.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      Revenues for 2001 were $523.3 million, a decrease of $47.5 million or 8.3% compared to 2000 revenues. The revenue decline was largely attributable to the sustained weak industrial production demand that began in the third quarter of 2000 and has continued dropping throughout 2001. This decline in demand for bulk transportation services was due to the overall slowing economic conditions, downsizing and consolidation in the U.S. chemical industry, and increased competition from other forms of transportation such as rail. This environment has also intensified pricing competition in the bulk transportation industry. In addition, the terrorist attack on the World Trade Center and other locations on September 11, 2001, pushed overall demand lower in the fourth quarter of 2001. The revenue decline was mitigated by new business and business acquired through strategic asset purchases in 2001. The 2000 results include $15.7 million of fuel surcharge versus $11.9 million in 2001. This decline reflects both overall volume decreases and the drop in fuel prices towards the end of 2001. The Company instituted an insurance surcharge in October 2001 in response to dramatically rising insurance costs.

      We operated 148 terminals at December 31,2001 compared to 152 terminals at December 31, 2000. The reduction is the result of further consolidation and rationalization of terminals from cost cutting measures in response to demand, offset by strategic new terminals acquired in 2001.

      We operated a total of 7,737 trailers and 3,394 tractors at the end of 2001 compared to 7,526 trailers and 3,491 tractors for year ended December 31, 2000. The decline in tractors, many of which are owned by owner-operators, is largely due to lower demand, offset by new tractor purchases in 2001. The increase in trailers is due to several strategic asset purchases made in 2001, offset by disposals of older equipment.

      Operating expenses, excluding depreciation and amortization, totaled $459.3 million in 2001, a decrease of $44.8 million or 8.9% from 2000. This decrease in operating expenses was largely due to the lower shipment volume in 2001 that resulted in lower purchased transportation, compensation and other operating costs due to personnel reductions and cost control. In addition, in 2001 the Company converted several less profitable Company terminals to affiliate operations. Together, these factors resulted in reducing Company driver wages ($1.0 million) and reducing purchased transportation expense for owner-operators ($29.1 million). These decreases were offset by net increases in purchased transportation for affiliates ($6.6 million) due to the conversions and the pass through payments of fuel surcharge.

      Cost cutting initiatives, volume related declines and the conversion of Company terminals to affiliate operations reduced overall compensation and benefit expense in 2001 compared to 2000 by ($6.7 million, or 8.3%), as well as selling and administrative costs ($4.0 million, or 22.1%). Fuel, supplies and maintenance decreased $4.9 million in 2001. This decrease was largely the result of ($1.1 million) decrease in Company fuel expense due to fuel prices dropping during the second half of the year, plus demand declines. Other volume related operating expenses declined, including declines in tankwash expense of ($2.2 million) and equipment maintenance and other expenses ($1.6 million). Insurance and claims increased ($0.3 million) as a result of new vehicle and workers compensation insurance policies starting in the third quarter of 2001. These higher insurance costs reflect the current unfavorable insurance market for the trucking industry. The Company was able to recoup a portion of these increased costs through implementation of an insurance surcharge.

      The Company's operating expenses have been impacted by several charges in both 2001 and 2000. We have incurred severance, benefits and other related expenses from cost cutting measures and consolidating terminals that resulted in charges of $1.0 million and $3.2 million in 2001 and 2000, respectively. In addition we had charges related to the prior operation of CLC of $2.4 million and $6.7 million in 2001 and 2000, respectively. These expenses related primarily to pre-merger accounts receivable, poor experience on pre-merger insurance claims and other expenses associated with the operations of the predecessor companies prior to the merger in 1998. Excluding these charges, operating expenses would have declined $38.3 million in 2001 versus 2000.

      Depreciation and amortization totaled $35.1 million for 2001, versus $37.0 million in 2000. The decrease is attributable to tractor and trailer equipment acquired at the time of the merger with CLC that became fully depreciated in 2001, offset by higher capital spending on computer related infrastructure and acquisitions of equipment in 2001.

      Total operating expenses, including depreciation and amortization, as a percentage of revenue decreased to 94.5% of revenue in 2001 compared to 94.8% of revenue in 2000. Excluding the charges and restructuring mentioned above, the operating ratio would have increased in 2001 to 93.8% versus 93.1% in 2000. This increase largely relates to the revenue decline in 2001 and the impact on the Company's fixed costs, along with increases in insurance expense incurred in 2001.

      Interest expense remained unchanged at $40.2 million during 2001 compared to 2000. This was the result of lower interest rates on variable term debt that were offset by losses on interest rate swaps on that debt, and additional expenses associated with amending the credit agreement and increased borrowing. Total debt increased in 2001 by $26.9 million primarily to finance strategic terminal and tankwash assets purchased in several areas of the country.

      Income tax expense for 2001 was $1.1 million versus $31.9 million for 2000. In 2000, the Company established a $32.6 million valuation allowance on net deferred tax assets as a result of cumulative losses in recent years.

      Our net loss was $12.5 million for 2001 versus $41.8 million loss in 2000. The decrease in the net loss was due primarily to the valuation allowance on net deferred tax assets and the charges in 2000 discussed above.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31,1999

      Revenues for 2000 were $570.8 million, a decrease of $16.0 million or 2.7% from 1999 revenues. The revenue decline was largely attributable to the sharp decrease in demand that began in the third quarter and intensified in the fourth quarter 2000. This decline in demand for bulk transportation services was due to the overall slowing economic conditions in the U.S. chemical industry. Reduced demand also led to aggressive pricing from competitors, especially in the latter half of the year. Prior year results included $3.4 million in revenue from Leaman Logistics, a subsidiary that was sold in September 1999. The 2000 results also include $15.7 million of fuel surcharge in response to rising fuel prices.

      We operated 152 terminals at December 31, 2000 compared to 171 terminals at December 31, 1999. The reduction in the number of terminals is the result of further consolidation of terminals after the 1998 CLC merger, and closing of unprofitable and overlapping terminals and tankwash facilities.

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

      Operating expenses, excluding depreciation and amortization, totaled $504.1 million in 2000, a decrease of $1.4 million or 0.2% from 1999. In 2000, we recorded restructuring charges ($3.2 million) and a charge related to the prior operation of CLC of $6.7 million. Excluding these charges, operating expenses would have been $494.2 million in 2000. This decrease in operating expenses was largely due to lower volumes in the latter half of 2000 and conversion of Company terminals to affiliate operations, which lowered Company driver wages ($2.5 million) and purchased transportation expense for independent contractors ($28.9 million). These decreases were offset by net increases in purchased transportation for affiliates ($32.1 million) due to the conversions and the pass through payments of fuel surcharge. Cost cutting initiatives and the conversion of Company terminals to affiliate operations reduced compensation and benefit expense ($12.1 million), as well as selling and administrative costs ($1.7 million), offset by restructuring charges for severance and benefits for terminated employees recorded in the third ($2.1 million) and fourth ($1.1 million) quarters of 2000. Operating supplies and maintenance increased ($1.3 million) in 2000. This increase was the result of ($2.4 million) increase in Company fuel expense due to higher prices and higher waste removal charges at our tankwash facilities ($0.3 million), partially offset by the impact of terminal conversions to affiliate operations and maintenance savings from disposal of older equipment. Insurance and claims increased ($1.5 million) as a result of higher than anticipated payments of older claims. Operating results for 2000 were also negatively impacted by a $6.7 million non-recurring charge related to the operations of CLC. Absent this charge and the restructuring charges operating expenses would have declined 2.2% versus 1999.

      Depreciation and amortization totaled $37.0 million for 2000, versus $42.2 million in 1999. The decrease is attributable to reduced capital expenditures for 2000 ($2.7 million) and the sale of Leaman Logistics in 1999. During 1999 we also had a ($20.1 million) charge in accelerated depreciation charges to write-off acquired software no longer being used in the business at year end 1999 and to reflect a change in the estimated useful life of certain revenue equipment.

      Total operating expenses, including depreciation and amortization, as a percentage of revenue decreased to 94.8% of revenue in 2000 compared to 96.8% of revenue in 1999. During 2000 we recorded a charge for the operation of CLC. ($6.7 million) and restructuring charges ($3.2 million). During 1999, we wrote off acquired software and changed the useful life of certain revenue equipment as described above. Absent these items in 2000 and 1999, operating expenses would have totaled $531.2 million, or 93.1% of operating revenues in 2000, compared to $547.7 million or 93.3% of revenue in 1999.

      Interest expense decreased to $40.2 million during 2000 compared to $40.5 million in 1999 as a result of lower average debt balances during 2000, offset by higher interest rates on variable term debt. We paid down $17.3 million dollars of total debt in 2000.

      Income tax expense 2000 was $31.2 million versus an income tax benefit of $5.9 million for 1999. This was primarily due to the establishment of a $32.6 million valuation allowance on net deferred tax assets in 2000 as a result of cumulative tax losses in recent years, as required by SFAS 109.

      Our net loss was $41.8 million for 2000 versus $15.4 million loss in 1999. This increase in the net loss was due almost entirely to the valuation allowance on net deferred tax assets and the charges in 2000 discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary source of liquidity is cash flow from operations and availability under our credit agreement. We generated $9.2 million, $38.2 million and $10.9 million from operating activities in 1999, 2000 and 2001, respectively. The decrease in cash provided by operating activities in 2001 reflects an increase in Days Sales Outstanding ("DSO") of accounts receivables during 2001, and the payment of severance and termination expenses in addition to environmental and other liabilities, many of which were associated with the CLC merger. In addition, in 2000, the Company received $11.0 million of insurance proceeds for environmental claims.

      Capital expenditures totaled $25.7 million, $23.1 million and $37.4 million in 1999, 2000 and 2001, respectively. As of December 31, 2001 the Company was committed to purchase OMNITRAC units of $0.5 million. Net cash used in investing activities in 1999, 2000 and 2001 was $8.9 million, $18.7 million and $34.9 million, respectively. Net cash used in investing activities during 1999 included capital expenditures offset by proceeds from the sale of Leaman Logistics and sale of property and equipment. The years 2000 and 2001 consisted of capital expenditures net of asset dispositions only. In 2001, several major asset purchases occurred including West Coast terminals and new tank wash facilities totaling approximately $14.7 million..

      Net cash used in financing activities was $17.1 million as a result of paying down our debt in 2000. Net cash provided in financing activities in 1999 reflects $8.8 million in principal payments on long-term debt offset by the release of restricted cash associated with the settlement with the former CLC shareholders. In 2001, we reached an agreement with a minority interest shareholder to repurchase shares of CLC preferred stock for the stated value of $2.6 million plus associated cost. In 2001, we increased our total debt by $26.9 million to finance strategic asset purchases.

      In 1998 we were capitalized with $140.0 million principal amount of notes, a $360.0 million credit agreement, $68.0 million in equity investments by Apollo, other institutional investors and members of our management and $31.9 million in preferred and common equity investments by certain of our shareholders, including Apollo. The notes are unsecured senior subordinated obligations of QDI, ranking subordinate in right of payment to all existing and future senior debt. Upon consummation of the CLC merger, CLC and its subsidiaries became guarantors of the notes and guarantors under the new credit agreement. The credit agreement provides for a term-loan facility consisting of a $90.0 million Tranche A Term Loan maturing on June 9, 2004, a seven-year $105.0 million Tranche B Term Loan, an eight-year $90.0 million Tranche C Term Loan, a $75.0 million revolving credit facility available until June 9, 2004, and a Tranche D loan of $15 million, due June 9, 2006. The proceeds from the December 2001 Tranche D loan were used to pay down $5 million each on the Tranche A, B and C loans. The credit agreement currently restricts future incremental borrowing under the revolving credit facility to $15 million, including letters of credit. On December 31, 2001 QDI's total debt, including current maturities was $443.8 million. As of the end of 2001, $17 million was available under the revolving credit agreement.

      Our primary cash needs consist of capital expenditures and debt service. We incur capital expenditures for the purpose of replacing older tractors and trailers, purchasing new tractors and trailers, and maintaining and improving infrastructure, including the integration of the information technology system.

      We have historically sought to acquire smaller local operators as part of our program of strategic growth. We continue to evaluate potential accretive acquisitions in order to capitalize on the consolidation occurring in the industry and expect to fund such acquisitions from available sources of liquidity, including borrowings under the revolving credit facility.

      Our credit agreement includes financial covenants which require certain ratios to be maintained. Our credit agreement was amended June 4, 2001 ("the Third Amendment"), and covers the period ending March 31, 2003. The Company paid a $1.1 million fee which is being amortized as interest expense for the covenant modification period. The interest rate on the credit agreement was also increased by 150 basis points. A technical default for which a waiver was obtained in October, 2001 occurred with respect to the covenants in the credit agreement.

     The credit agreement was subsequently amended (the fourth Amendment) on December 14, 2001. The new financial covenants are less restrictive than the previously existing covenants and cover the calendar quarters through December 31, 2002. The Company currently believes that it will be in compliance with the covenants through December 31, 2002. The Company is currently in the process of negotiating an amendment to the credit agreement with its banks for the periods subsequent to December 31, 2002; relating to the financial covenants which are unlikely to be to met for the quarter ending March 31, 2003. Although the Company believes that the banks will agree to this amendment, there can be no assurance that such agreement will occur, or that if it does occur, that the Company will be able to satisfy any conditions for covenant relief. In addition, the fourth amendment restricts the future availability of the revolving credit facility to an incremental $15 million above the balance at the date of the agreement, plus places restrictions on the amount of capital expenditures allowed. This amendment is included as an exhibit to the Form 10K. At December 31, 2001 the Company had $17 million available under the revolving credit facility.

      As of December 31, 2001, no default exists relative to any financial covenant. However, continued compliance with these requirements could be effected by changes relating to economic factors, market uncertainties, or other events as described under FORWARD-LOOKING STATEMENTS AND 2001 DEVELOPMENTS.

      While uncertainties relating to environmental, labor and regulatory matters exist within the trucking industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. We believe that based on current levels of operations and anticipated growth, our cash flow from operations, together with available sources of liquidity, including borrowings under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including obligations under our credit agreement. The following is a schedule of our long-term contractual commitments over the periods we expect them to be paid.

                                    Balance
                                  At 12/31/01      2002      2003      2004       2005      After
                                  ---------------------------------------------------------------
  Operating Leases                      --       3,301     1,733     1,144      1,191        893
  Long term indebtedness           441,179          --     2,677    81,728    131,751    225,023
  Environmental liabilities         36,136          --     7,678     7,045      7,907     13,506
  Other non-current liabilities     13,744          --     4,957     4,253      3,378      1,156
                                    --------------------------------------------------------------
  Total                            491,059       3,301    17,045    94,170    144,227    240,578

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

      This report along with other documents that are publicly disseminated by the Company, and oral statements that are made on behalf of the Company contain or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. All statements included in this report, and in any subsequent filings made by the Company with the Commission other than statements of historical fact, that address activities, events or developments that the Company or management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent the Company's reasonable judgment on the future and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of the plans and objectives of the Company and its management, (iii) statements of expected future economic performance and
(iv) assumptions underlying statements regarding the Company or its business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believes," "expects," "estimates," "may," "will," "should," "seeks," "plans," "intends," "anticipates," or "scheduled to" or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

      Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations and the additional cautionary statements set forth below.

      Substantial Leverage- The Company is highly leveraged, which may impede its ability to obtain future financing and make it more vulnerable to economic downturns. In addition, the Fourth Amendment placed restrictions on the amount available under the revolving credit facility (refer to exhibit 4.5 and "Liquidity and Capital Resources" for further information).

      Economic Factors- The trucking industry has historically been viewed as a cyclical industry due to various economic factors such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers business cycles and shipping requirements.

         Dependence on Affiliates and Owner-Operators- A reduction in the number of affiliates or owner-operators whether due to capital requirements or the expense of obtaining, or maintaining equipment or otherwise could have a material adverse impact on the company's operations and profitability. Likewise, a continued reduction in rate levels could lessen our ability to attract and retain owner-operators, affiliates and company drivers.

      Regulation- The Company is regulated by the United States Department of Transportation ("DOT") and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, safety, financial reporting, and certain mergers, consolidations and acquisitions. The trucking industry is also subject to regulatory and legislative changes (such as increasingly stringent environmental regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by affecting the cost of providing services. A determination by regulatory authorities that the Company violated applicable laws or regulations could materially adversely affect the Company's business and operating results.

      Environmental Risk Factors- The Company has material exposure to both changing environmental regulations and increasing costs relating to environmental compliance. While the Company makes significant expenditures relating to environmental compliance each year, there can be no assurance that environmental issues will not result in a material adverse effect on the Company. See "Environmental Matters" for a discussion of the environmental and regulatory risks to which the Company is exposed.

      Claims Exposure- The Company currently maintains liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and worker's compensation insurance coverage on its employees and company drivers. This insurance includes deductibles of $2 million dollars per incident for auto liability and $1 million dollars for workers compensation. As such, the Company is subject to liability as a self-insurer to the extent of these deductibles under the policy. The Company is self-insured for damage to the equipment it owns or leases, and for cargo losses. The Company is subject to changing conditions and pricing in the insurance marketplace and there can be no assurance that the cost or availability of various types of insurance may not change dramatically in the future. To the extent these costs can not be passed on by increased freight rates or surcharges, increases in insurance cost could reduce the Company's future profitability.

      Important other factors that could cause our actual results to be materially different from the forward-looking statements include general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives

      We utilize derivative financial instruments to reduce our exposure to market risk from changes in interest rates and foreign exchange rates. The instruments primarily used to mitigate these risks are interest rate swaps and foreign exchange contacts. All derivative instruments held by us are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by SFAS 133. Gains and losses upon settlement are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. We are exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions; and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or issue interest rate swaps or foreign exchange contracts for trading purposes.

      We currently have approximately $344 million of variable interest debt. We have entered into interest rate swap agreements designated as a partial hedge of our portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation.

      On February 26, 2001, we entered into swap agreements on $30 million and $100 million of our variable interest rate debt. The Company will pay counterparties interest at fixed rates of 4.96% and 5.155%. The latter is retroactive to January 1, 2001. Counterparties will pay the Company interest at a variable rate equal to LIBOR. These agreements mature and renew every three months and terminate on August 1, 2002 and July 2, 2002, respectively.

      On March 21, 2001, we entered into a swap agreement on $30 million of our variable interest rate debt. The Company will pay counterparties interest at a fixed rate of 4.765%. Counterparties will pay the Company interest at a variable rate equal to LIBOR. This agreement matures and renews every three months and matures September 22, 2002.

      At December 31, 2001, we had interest rate swaps with a notional amount of $160 million. The notional amount does not represent a measure of exposure of the Company.

      We have entered into short-term foreign currency agreements to exchange US dollars (US $0.3 million) for Canadian dollars (CN $0.48 million). The purpose of these agreements is to hedge against fluctuations in foreign currency exchange rates. We are required to make US dollar payments at a 1.59% fixed exchange rate. The market risk based upon a 10% fluctuation in the exchange rate is immaterial.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      (a) Financial statements and exhibits filed under this item are listed in the index appearing in Item 13 of this report.

      (b) Quarterly financial information (in thousands except per share amounts).

                                                 1st Qtr      2nd Qtr      3rd Qtr      4th Qtr
                                                ---------    ---------    ---------    ---------
2001

Operating revenues                              $ 130,803    $ 133,618    $ 134,143    $ 124,773
Restructuring                                          --           --          661        2,788
Operating income or (loss)                          8,758        7,552        8,872        3,738
Income or (loss) before taxes                        (670)      (2,080)      (1,614)      (6,962)
Net income or (loss) attributable to
common stockholders                                (1,427)      (2,827)      (2,146)      (8,823)
Diluted net income or (loss) per common share       (0.71)       (1.40)       (1.07)       (4.38)

2000

Operating revenues                              $ 148,572    $ 149,789    $ 141,961    $ 130,463
Restructuring                                          --           --        2,095        7,840
Operating income or (loss)                          9,717       10,981        7,200        1,752
Income or (loss) before taxes                        (432)         973       (2,798)      (8,305)
Net income or (loss) attributable to
common stockholders                                  (576)        (240)      (6,184)     (36,532)
Diluted net income or (loss) per common share       (0.29)       (0.12)       (3.07)      (18.11)

1999

Operating revenues                              $ 144,513    $ 146,911    $ 149,256    $ 146,127
Accelerated depreciation                            5,902        2,920        7,170        4,080
Operating income or (loss)                          4,070        7,964        2,186        4,783
Income or (loss) before taxes                      (5,665)      (1,670)      (7,821)      (6,159)
Net income or (loss) attributable to
common stockholders                                (3,970)      (1,487)      (5,565)      (5,852)
Diluted net income or (loss) per common share       (1.98)       (0.74)       (2.76)       (2.89)

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information regarding the directors and executive officers of QDI as of December 31, 2001:

NAME                   AGE   POSITION WITH QDI
--------------------   ---   ---------------------------------------------------
Charles J. O'Brien     63    Director, Chairman of the Board
Thomas L. Finkbiner    49    Director, President, Chief Executive Officer
Dennis R. Farnsworth   49    Senior Vice President and Chief Financial Officer
Doug B. Allen          49    Senior Vice President and Chief Operating Officer
Virgil T. Leslie       46    Senior Vice President Sales and Marketing
Keith J. Margelowsky   46    Senior Vice President of Performance Planning
Michael A. Grimm       54    Executive Vice President - Affiliate Relations
Richard J. Brandewie   47    Director, Executive Vice President
Joshua J. Harris       36    Director
Michael D. Weiner      48    Director
Robert A. Katz         34    Director
Marc J. Rowan          38    Director
John H. Kissick        58    Director
Philip J. Ringo        58    Director
Marc E. Becker         29    Director
Donald C. Orris        60    Director

      The directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

      CHARLES J. O'BRIEN, JR. joined QDI in 1989 in connection with the acquisition of Quality-O'Boyle, Inc. He was also elected to the Board of

Directors at that time. From 1991 through November 1999 he served as QDI's President and Chief Executive Officer and as its Chairman of the Board since September 1998. Prior to joining QDI, he was a controlling shareholder of Quality-O'Boyle, Inc. from January 1977 to February 1989. Prior to his association with Quality-O'Boyle, Inc., he held various positions with Matlack Systems, Inc. from April 1962 through December 1976. He served as Matlack's Chief Executive Officer from 1969 to 1976 and served as a director of Rollins International, Inc., Matlack's parent company. As of August 3, 2001, he is operating as an affiliate of QDI at two trucking terminals.

      THOMAS L. FINKBINER has been employed by QDI since November 1999 as its President and Chief Executive Officer. He has been a director since March 2000. Prior to his employment by QDI, he was Vice President, Intermodal for Norfolk Southern Corporation from 1987 - 1999, Vice President of Marketing and Administration and Vice President of Sales for North American Van Lines (then an operating subsidiary of Norfolk Southern) from 1981 - 1987. Prior to these positions he held various sales and management positions with Airborne Freight Corporation and Roadway Express, Inc. from 1976 - 1981. Mr. Finkbiner serves as Chairman of the Board of Directors for Intermodal Transportation Institute, University of Denver. He is a director of Pacer International, Inc.

      DENNIS R. FARNSWORTH has been employed by QDI since April 2000 as its Senior Vice President and Chief Financial Officer. Prior to his employment at QDI, he served in Controller positions at U.S. Express and Overnite Transportation Company, from September 1996 until April 2000. Prior to these positions he held various senior financial positions at Union Pacific Corporation subsidiaries from 1974 until 1996.

      DOUG B. ALLEN joined QCI in December 2000 as Senior Vice President - Operations and Chief Operating Officer. Prior to joining QCI, he was Senior Vice President, Allied Automotive Group (AAG) from 1997 to 2000. AAG is the world's largest transporter of new and used vehicles in North America. Prior to AAG, he held various positions of increasing responsibility with a major LTL carrier, Yellow Freight System, Inc. from 1977 to 1997. His most recent position at Yellow was as Vice President of Operations for 123 terminal facilities in the Western portion of the U.S. including Canada, Hawaii and Mexico.

      VIRGIL T. LESLIE joined QDI in April 2000 as Senior Vice President of Sales and Marketing. Prior to joining QDI, he served as Vice President of Sales with Triple Crown Services in Ft. Wayne, Indiana. Mr. Leslie also spent 16 years with Roadway Express holding various sales and operating positions.

      KEITH J. MARGELOWSKY joined QDI in April 2000 as Senior Vice President of Performance Planning and is responsible for improving QDI's systems, procedures and capabilities. Prior to joining QDI, he led the marketing effort for Werner Logistics. He was with Werner since 1992 and has extensive pricing and costing experience. His early experience includes five years in LTL and eleven additional years in truckload with North American Van Lines and National Freight.

      MICHAEL A. GRIMM joined QDI in 1989 in connection with the acquisition of Quality-O'Boyle, Inc. by Montgomery Tank Lines serving as Senior Vice President of Sales. He is currently serving on QCI's senior staff as Executive Vice President-Affiliate Relations. Prior to his association with QDI he served in various positions with O'Boyle Tank Lines.

      RICHARD J. BRANDEWIE is a managing general partner of Ballast Point Ventures, a venture capital partnership. He had previously been employed by QDI or its predecessor, MTL Inc. as its Senior Vice President, Chief Financial Officer and Treasurer from June of 1992 through June of 2000. He has served as a director of QDI and its predecessor, MTL Inc. from 1988 to the present. Prior to joining QDI, he served as a General Partner of South Atlantic Venture Funds I & II, where he was employed from November 1985 through June 1992. From June 1980 through November 1985, he served concurrently as Vice President of Doan Resources Venture Fund and as General Partner of Michigan Investment Fund and MBW Venture Partners. He also served as an accountant and financial analyst for the Ford Motor Company from 1977 to 1979.

      JOSHUA J. HARRIS is a partner of Apollo Management, L.P. and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Florsheim Group, Inc., NRT, Incorporated, Breuners Home Furnishings Corporation, Pacer International, Resolution Performance Products, Inc., Resolution Performance Products LLC and Clark Retail Enterprises, Inc. Mr. Harris became a director of QDI in June 1998.

      MICHAEL D. WEINER is a principal of Apollo and has served as a Vice President and general counsel of Apollo Management and certain affiliates of Apollo since 1992. Prior to 1992, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius LLP, specializing in securities law, public and private financing, and corporate and commercial transactions. Mr. Weiner is also a director of NRT, Incorporated, and Florsheim Group, Inc. Mr. Weiner became a director of QDI in June 1998.

      ROBERT A. KATZ is a senior partner of Apollo and has served as a Vice President of Apollo Management and certain affiliates of Apollo since 1990. Prior to that time, Mr. Katz was associated with the Special Restructuring Group of Smith Barney Harris & Upham Inc. and was a member of the Mergers & Acquisitions department of Drexel Burnham Lambert Incorporated. Mr. Katz is also a director of Vail Resorts, Inc., ARIS Industries, Inc., Vinciv Corporation, Clark Retail Enterprises, Inc. and Horizon PCS, Inc. Mr. Katz became a director of QDI in June 1998.

      MARC J. ROWAN is a principal of Apollo and has served as a Vice President of Apollo Management and certain affiliates of Apollo since 1990. From 1985 until 1990, Mr. Rowan was with Drexel Burnham Lambert Incorporated, most recently as Vice President with responsibilities in high yield financing, transaction idea generation and merger structure and negotiation. Mr. Rowan is also a director of Vail Resorts, Inc., AMC Entertainment, National Financial Partners Corporation, Rare Medium Group, Inc., Samsonite Corporation, Wyndham International, Inc. and NRT, Incorporated. Mr. Rowan became a director of QDI in June 1998.

      JOHN H. KISSICK has been a principal since 1991 of Apollo Management and certain affiliates of Apollo. From 1990 to 1991, Mr. Kissick was a consultant with Kissick & Associates, an investment advisory firm. Prior to 1990, Mr. Kissick served as a Senior Executive Vice President of Drexel Burham Lambert Incorporated, where he began work in 1975, heading its Corporate Finance and High Yield Bond Departments. Mr. Kissick is also a director of Florsheim Group, Inc. Mr. Kissick became a director of QDI in June 1998.

      PHILIP J. RINGO has been Chairman and CEO of Rubbernetwork.com since May 2001. He was formerly President and Chief Operating Officer of ChemConnect which he joined during 1999. He joined QDI in 1998 following the CLC merger, at which time he was appointed Chairman and Chief Executive Officer of CLC. On November 24, 1998, he was elected to the Board of Directors of QDI. Prior to joining QDI, from 1995 through August 28, 1998, he was the President and Chief Executive Officer of Chemical Leaman Tank Lines and a director of CLC. From 1992 through 1995, Mr. Ringo served as President of The Morgan Group, Inc. and Chief Executive Officer of Morgan Drive Away, Inc., Elkhart, Indiana. He has served as a director of Genessee and Wyoming Industries since 1978. He is also a director of the Australia Railroad Group. (Mr. Ringo resigned as director of QDI effective February 1, 2002.)

      MARC E. BECKER has been associated with Apollo Management, L.P. since 1996. Prior to that time, Mr. Becker was employed by Smith Barney Inc. in the Financial Entrepreneurs group within its Investment Banking division. Mr. Becker serves on several boards of directors including National Financial Partners Corporation, Pacer International, Inc. and WMC Mortgage Corp. Mr. Becker has been a director of QDI since June 1998.

      DONALD C. ORRIS has been Chairman, President and Chief Executive Officer of Pacer International, Inc. since May 1999. From Pacer Logistics' inception in March 1997 until May 1999 he served as Chairman, President and Chief Executive Officer of Pacer Logistics. Mr. Orris served as President of Pacer International Consulting LLC, a wholly owned subsidiary of Pacer Logistics since September 1996. From January 1995 to September 1996, Mr. Orris served as President and Chief Operating Officer, and from 1990 until January 1995, he served as Executive Vice President, of Southern Pacific Transportation Company. Mr. Orris was the President and Chief Operating Officer of American Domestic Company and American President Intermodal Company from 1982 until 1990. Mr. Orris has been a director of QDI since 1999.

Item 10. EXECUTIVE COMPENSATION

      The following table sets forth the total compensation paid by us for services rendered during the year ended December 31, 2001, by our Chief Executive Officer and four most highly compensated officers, (the "Named Executive Officers").

                                               SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
    NAME AND PRINCIPAL POSITION                                                         SECURITIES
                                                                                        UNDERLYING            ALL OTHER
                                           YEAR         ANNUAL SALARY       BONUS       OPTIONS (#)       COMPENSATION (2)
                                         ---------    -----------------    --------    --------------     -----------------
Thomas L. Finkbiner                        2001             258,000              --           --               113,569
President and Chief Executive              2000             260,000          75,000       25,000                 7,826
Officer                                    1999              25,638(1)

Douglas B. Allen                           2001            196,923               --           --               92,484
Senior Vice President - Operations

Dennis R. Farnsworth                       2001            188,885               --           --               20,425
Chief Financial Officer

Virgil T. Leslie                           2001            159,115           15,000           --               13,886
Senior Vice President, Sales

Dennis R. Copeland                         2001            153,320           14,042           --               12,929
Vice President, Administration             2000            145,000           20,700           --                5,102
                                           1999            174,192           98,174           --                4,800

(1) Thomas L. Finkbiner was hired as President and Chief Executive Officer during November 1999.

(2) Amounts shown represent employer contributions to the profit sharing and 401(k) plans, automobile allowance and relocation reimbursement.

      We maintain various employee benefits and compensation plans, including an incentive bonus plan and 401(k) savings plan.

DIRECTOR'S COMPENSATION

      Our directors had not been compensated for their service as directors through December 1999. Two outside directors have been compensated $1,000 per month plus $1,500 per meeting. Additionally, both outside directors received 2,000 options each in 2001.

OPTION GRANTS IN LAST FISCAL YEAR

      No options were granted to Named Executive Officers in 2001.

YEAR-END OPTION VALUES

      The following sets forth information concerning the value of stock options in 2001.

                                                                          VALUE OF UNEXERCISED
                                   NUMBER OF UNEXERCISED                  IN-THE-MONEY-OPTIONS
                                    OPTIONS AT YEAR-END                       AT YEAR-END
NAME                          EXERCISABLE       UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE
Thomas L. Finkbiner                6,250            18,750               0                   0
Douglas B. Allen                   1,250             8,750               0                   0
Dennis R. Copeland                 1,500             2,500               0                   0
Dennis R. Farnsworth               1,250             8,750               0                   0
Virgil T. Leslie                     938             9,062               0                   0

EMPLOYMENT AND RELATED AGREEMENTS

      Employment Agreements. On November 8, 1999 we entered into an employment agreement with Thomas L. Finkbiner as President and Chief Executive Officer of the Company with a base salary of $260,000 per annum. His incentive is based upon achievement of plan at 50% of base salary with an additional bonus of 25% of base salary potential, subject to Board evaluation. The employment agreement provides for a two-year term of service, with an automatic one-year extension on each anniversary date, unless QDI or Mr. Finkbiner gives notice that the term will not be so extended.

      On November 27, 2000 we entered into an employment agreement with Douglas
B. Allen to perform the duties of Chief Operating Officer and Senior Vice President of the Company with a base salary of $190,000 per annum. His incentive bonus of up to 40% of his annual salary is based on pre-determined performance standards subject to the Board's discretion. The employment agreement provides for a one-year term, with an automatic one-year extension on each anniversary date, unless QDI or Mr. Allen give notice that the term will not be so extended.

      On March 27, 2000 we entered into an employment agreement with Virgil T. Leslie to perform the duties of Senior Vice President of Sales and Marketing for the Company with a base salary of $150,000 per annum. His incentive bonus of up to 35% of his annual salary is based on pre-determined performance standards subject to the Board's discretion. The employment agreement provides for a two-year term, with an automatic one-year extension on each anniversary date, unless QDI or Mr. Leslie give notice that the term will not be so extended.

      On March 21, 2000 we entered into an employment agreement with Dennis R. Farnsworth to perform the duties of Senior Vice President of Finance and Chief Financial Officer for the Company with a base salary of $165,000 per annum. His incentive bonus of up to 40% of his annual salary is based on pre-determined performance standards subject to the Board's discretion. The employment agreement provides for a two-year term, with an automatic one-year extension on each anniversary date, unless QDI or Mr. Farnsworth give notice that the term will not be so extended.

      On June 23, 1998 we entered into an employment agreement with Dennis R. Copeland to perform the duties of Vice President of Administration for the Company with a base salary of $145,000 per annum. His incentive bonus of up to 25% of his annual salary is based on pre-determined performance standards subject to the Board's discretion. The employment agreement provides for a two-year term, with an automatic one-year extension on each anniversary date, unless QDI or Mr. Copeland give notice that the term will not be so extended.

      Each of the employment agreements listed above provide for certain severance payments to be made if the employment of any such executives is terminated without "cause" or if such executive resigns for a "good reason," such as after the occurrence of one of a number of specified changes in such executive's employment, including:

      - a material diminution by Quality Distribution of the executive's duties and responsibilities

      - a material breach by Quality Distribution of its compensation and benefit obligations, or

      -     an involuntary relocation by more than 50 miles from Tampa, Florida.

      Under such circumstances:

      - Mr. Finkbiner would be entitled to receive his base salary for the remainder of the term of his employment, a pro rated bonus and continued medical and other benefits;

      - Messrs. Allen and Farnsworth would be entitled to receive each of their respective base salaries for the remainder of the term of their employment, one year additional salary, a pro rated bonus and continued medical and other benefits;

      - Mr. Copeland would be entitled to receive his base salary for one year after such termination and continued medical and other benefits.

      Effective October 23, 2001 QDI and Charles J. O'Brien, Jr. modified his current agreement to provide that Mr. O'Brien's title would change to Special Assistant to the CEO with a base salary of $52,000 per year through June 30, 2002.

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

      Shareholders' Agreement. Elton E. Babbitt, Charles J. O'Brien, Jr. and Richard J. Brandewie have entered into a shareholders' agreement with Apollo governing certain aspects of the relationship among such shareholders and QDI. The shareholders' agreement contains, among other matters,

      (1) a provision restricting the rights of Elton E. Babbitt to transfer his shares of QDI common stock, subject to certain permitted or required transfers and a right of first refusal in favor of Apollo;

      (2) certain registration rights in the event we effect a registration of our securities;

      (3) certain preemptive rights with respect to the sale of our common stock and equity securities convertible into our common stock; and

      (4) certain rights of Charles J. O'Brien, Jr., if he is employed by QDI at the fourth anniversary of the Merger Date (as defined in the Shareholders' Agreement) to cause us to purchase from him such number of shares with a value equal to the implied value of his investment in our common stock at the Effective Time.

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

      Non-Competition Agreements. Each of Gordon Babbitt and Elton E. Babbitt, a shareholder holding a 1.5% interest in QDI, has entered into a non-competition agreement with QDI that contains, among other things, a covenant not to compete with QDI. Pursuant to such covenant, Elton E. Babbitt has agreed that he will not, for a period of five years from the Effective Date (as defined in the Non-Competition Agreement), engage in the bulk transportation services business or in any related business (the "BTS Business") within any geographic area in which any member of the QDI Group (as defined in the non-competition agreement) conducts its business. Ownership of up to 2.0% of a publicly traded enterprise engaged in a BTS Business, without otherwise participating in such enterprise, would not be a violation of such covenant not to compete. Gordon Babbitt had agreed that he will not, for a period of three years from June 9, 1998, engage in the for-hire, common carrier tank truck transportation business within the United States and Canada. Ownership of up to 2.0% of a publicly traded enterprise engaged in such business, without otherwise participating in such enterprise, would not be a violation of such covenant not to compete.

      In addition, Elton E. Babbitt and Gordon Babbitt have each agreed, for a period of five years from the Effective Date with respect to Elton E. Babbitt, and for a period of three years from the Effective Date with respect to Gordon Babbitt, not to request, induce, attempt to influence or have any other business contact with

      (1) any distributor or supplier of goods or services to any member of the QDI Group to curtail or cancel any business they may transact with any member of the QDI Group (as defined in the Non-Competition Agreements);

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the QDI common stock as of February 28, 2002, by each person known by us to be a beneficial owner of more than 5.0% of the outstanding

QDI common stock, beneficial ownership of QDI common stock by each director and named executive officer and all directors and executive officers as a group:

                                               SHARES OF              PERCENTAGE
NAME OF BENEFICIAL OWNER                      COMMON STOCK             OF CLASS
Richard J. Brandewie (1)(5)                        46,041                2.23%
Charles J. O'Brien, Jr. (1)(6)                     35,739                1.73%
Thomas L. Finkbiner (1)(7)                         31,250                1.52%
Donald Orris (1)(8)                                   250                    *
Dennis R. Farnsworth (1)(8)                         2,500                    *
Doug B. Allen (1)(8)                                1,250                    *
Virgil T. Leslie (1)(8)                             2,189                    *
Keith J. Margelowsky (1)(8)                           126                    *
Michael A. Grimm (1)(9)                             7,563                    *
Joshua J. Harris (2)(3)
Marc Becker (2)(3)
Michael D. Weiner (2)(3)
Robert A. Katz (2)(3)
Marc J. Rowan (2)(3)
John H. Kissick (2)(3)
Denny R. Copeland (1)(10)                           5,500                    *
All executive officers and directors              132,407                6.43%
as a group (16 persons)
Apollo Investment Fund III, L.P. (4)            1,778,442               86.30%
c/o Apollo Advisors III, L.P.
Two Manhattanville Road
Purchase, New York 10577

*     Less than 1.0%.

(1) The business address for Messrs. Finkbiner, Brandewie, O'Brien, Orris, Margelowsky, Grimm, Farnsworth, Allen, Leslie and Copeland is Quality Distribution, Inc., 3802 Corporex Park Drive, Tampa, FL 33619.

(2) The business address for Messrs. Harris, Weiner, Katz, Rowan, Becker and Kissick is Apollo Management, L.P., 1301 Avenue of the Americas, New York, NY 10019.

(3) Messrs. Harris, Weiner, Katz, Rowan, Becker and Kissick are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Harris, Weiner, Katz, Rowan, Becker and Kissick may be deemed to beneficially own shares owned by Apollo, each such person disclaims beneficial ownership of any such shares.

(4) Includes shares owned by Apollo Overseas Partners III, L.P., a Delaware limited partnership, and Apollo (U.K.) Partners III, L.P., a limited partnership organized under the laws of the United Kingdom. Also includes 63,973 shares owned by two other institutional investors as to which Apollo has sole voting power pursuant to the irrevocable proxy granted by such institutional investors in the Amended and Restated Common and Preferred Stock Purchase and Shareholder Agreement, dated as of August 28, 1998.

(5) Includes 5,500 shares which are issuable upon exercise of vested options under QDI's 1998 stock option plan.

(6) Includes 5,500 shares which are issuable upon exercise of vested options under QDI's 1998 stock option plan.

(7) Includes 6,200 shares which are issuable upon exercise of vested options under QDI's 1998 stock option plan.

(8) All shares shown are issuable upon exercise of vested options under QDI's 1998 stock option plan.

(9) Includes 2,063 shares which are issuable upon exercise of vested options under QDI's 1998 stock option plan.

(10) Includes 1,500 shares which are issuable upon exercise of vested options under QDI's 1998 stock option plan.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      QDI and Apollo Management have entered into a management agreement whereby we retained Apollo Management to provide financial and strategic advice to us. Pursuant to the terms of the management agreement, Apollo Management has agreed at such time to provide financial and strategic services to us as reasonably requested by our Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management received an initial fee of $2.0 million on June 9, 1998 and thereafter will receive an annual fee of $500,000 until termination of the management agreement. The management agreement may be terminated upon 30 days written notice by Apollo Management or us to the other party thereto. Under this agreement we recognized $500,000 in selling and administrative expense in 2000 and 2001.

      An executive of the Company owns a minority interest in a firm that provides information technology services to the company. Total amounts paid by the Company to the firm during 2000 and 2001 were $344 and $532, respectively.

      In August 2001, QDI entered into an agreement to affiliate facilities in Bridgeport, NJ and Pedricktown, NJ with a director/ shareholder. The director/shareholder has been operating these locations under the affiliate program. The aggregate 2001 revenue for those operations was $4.6 million. As of December 31, 2001 $0.3 million was owed to the Company in connection with this affiliate operation.

      During 2001, Apollo and certain members of our management acquired, in aggregate, $30.5 million of QDI's Series B Notes in the secondary market.

      Pursuant to a Put and Call agreement dated December 14, 2001 between Apollo and our senior lenders, the administrative agent under our credit agreement, at the request of any of the Tranche D participating banks (as defined in the credit agreement) and after certain triggering events, Apollo is required to purchase all the Tranche D term loans held by such Tranche D banks. In addition, Apollo has the right, in its sole discretion, to purchase all or any part of the Tranche D term loans from the Tranche D banks at any time.

      For a description of certain management and other agreements in connection with the QDI Transactions and the CLC Transactions, see Item 10.

                          Rider - Exhibits to the 10-K


   Exhibit No.                           Description
   -----------                           -----------
       2.1        Agreement and Plan of Merger, dated as of February 10, 1998, by and among MTL and Sombrero Acquisition Corp.*

       2.2 Agreement and Plan of Merger, dated as of June 9, 1998, by and among Palestra Acquisition Corp., CLC and the shareholders of CLC.*

       2.3 Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 27, 1998, by and among Palestra Acquisition Corp., CLC and the shareholders of CLC.*

       2.4 Amendment No. 2 to the Agreement and Plan of Merger, dated as of August 25, 1998, by and among Palestra Acquisition Corp.,
                  CLC and the shareholders of CLC.*

       3.1        Articles of Incorporation of QDI.*

       3.2        Articles of Amendment dated April 30, 1999 to Articles of
                  Incorporation of QDI.

       3.3        Bylaws of QDI.*

       3.4        Amendment dated November 8, 1999 to the Bylaws of QDI.

       3.5 Articles of Amendment dated February 14, 2002 to the Articles of Incorporation of QDI.

       4.1 Credit Agreement, dated as of June 9, 1998, and amended and restated as of August 28, 1998, between MTL, Levy Transport,
                  Ltd., the lenders party thereto and Credit Suisse First
                  Boston, as administrative agent.*

       4.2        First Amendment to Credit Agreement dated as of September 1,
                  1998.

       4.3        Second Amendment to Credit Agreement dated as of November 19,
                  1999.

       4.4        Third Amendment to Credit Agreement dated as of May 23,
                  2001.**

       4.5        Fourth Amendment to Credit Agreement dated as of December 14,
                  2001.

       4.6 Indenture, dated as of June 9, 1998, by and among MTL, the Guarantors and United States Trust Company, as trustee
                  (including form of 10% Senior Subordinated Notes due 2006 and form of Floating Interest Rate Subordinated Term Securities due 2006.*

       4.7 First Supplemental Indenture, dated as of August 28, 1998, by and among QDI, CLC and its subsidiaries as Guarantors, to the Indenture dated June 9, 1998.*

       4.8        Articles of Amendment for 13.75% Senior Exchangeable Preferred
                  Stock.*

       4.9        Articles of Amendment for 8% Redeemable Preferred Stock.*

      4.10        Exchange Indenture re: 13.75% Senior Exchangeable Preferred
                  Stock.*

      4.11 Form of 10% Senior Subordinated Notes due 2006 (filed as part of Exhibit 4.6).*

      4.12 Form of Floating Interest Rate Subordinated Term Securities due 2006 (filed as part of Exhibit 4.6).*

      4.13        Amended and Restated Shareholders' Agreement, dated as of
                  February 10, 1998, among MTL, Apollo Investment Fund III,
                  L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund
                  III, L.P. and certain shareholders of QDI.

      4.14        Amended and Restated Common and Preferred Stock Purchase and
                  Shareholders' Agreement, dated as of August 28, 1998, among BT
                  Investment Partners, Inc., MTL Equity Investors, L.L.C.,
                  Apollo Investment Fund III, L.P., Apollo Overseas Partners
                  III, L.P., Apollo U.K. Fund III, L.P. and MTL.

      4.15 Amended and Restated Registration Rights Agreement, dated as of August 28, 1998, among Apollo Investment Fund III, L.P.,
                  Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P.
                  and MTL.*

      10.1        1998 Stock Option Plan of QDI.*

      10.2        Employment Agreement, dated as of February 10, 1998, between
                  MTL and Richard J. Brandewie.*

      10.3        Employment Agreement, dated November 8, 1999, between QDI and
                  Thomas L. Finkbiner.

      10.4        Employment Agreement, dated November 19, 2000, between QDI and
                  Douglas B. Allen, as revised on November 27, 2000.

      10.5        Employment Agreement, dated March 23, 2000, between QDI and
                  Dennis R. Farnsworth.

      10.6        Employment Agreement, dated March 27, 2000, between QDI and
                  Virgil T. Leslie.

      10.7        Employment Agreement, dated June 23, 1998, between MTL and
                  Dennis R. Copeland.

      10.8        Employment Agreement, dated February 10, 1998, between MTL and
                  Charles J. O'Brien.*

      10.9        Supplemental Letter, dated as of February 10, 1998, between
                  MTL and Charles J. O'Brien.*

      10.10 Amendment dated January 13, 2000 to Employment Agreement between QDI and Charles J. O'Brien.

      10.12 Amendment, dated October 23, 2001, to Employment Agreement dated February 10, 1998 between QDI and Charles J. O'Brien.



      10.13       Stock Option Agreement, dated November 19, 2000, between
                  Douglas B. Allen and QDI.

      10.14       Promissory Note, dated November 8, 1999, issued by Thomas L.
                  Finkbiner to QDI.

      10.15       Pledge Agreement, dated November 8, 1999, between Thomas L.
                  Finkbiner and QDI.

      10.16       Stock Option Agreement, dated November 8, 1999, between Thomas
                  L. Finkbiner and QDI.

      10.19       Non Competition Agreement, dated February 10, 1998, between
                  QDI and Elton E. Babbit.*

      10.20       Non Competition Agreement, dated February 10, 1998, between
                  QDI and Gordon Babbit.*

      10.21       Management Agreement, dated February 10, 1998, between Apollo
                  Management, L.P. and QDI.*

      10.22 Limited Recourse Secured Promissory Note, dated June 9, 1998, issued by Marvin Sexton to QDI and corresponding pledge agreement.*

      10.23       Consulting Agreement, dated February 10, 1998, between MTL and
                  Elton E. Babbit.*

      21.1        List of Subsidiaries.

* Incorporated herein by reference to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 Registration No. 333-66711.

** Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        /s/ Charles J. O'Brien, Jr.
                                        ----------------------------------------
                                        Chairman of the Board

Date: March 28, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date                       Signature              Title
March 28, 2002    /s/ Thomas L. Finkbiner         President, Chief Executive
                  --------------------------      Officer and Director
                  Thomas L. Finkbiner             (Principal Executive Officer)


March 28, 2002    /s/ Dennis R. Farnsworth        Senior Vice President and
                  --------------------------      Chief Financial Officer
                  Dennis R. Farnsworth            (Principal Financial and
                                                  Accounting Officer)


March 28, 2002    /s/ Charlie J. O'Brien          Chairman of the Board
                  --------------------------
                  Charlie J. O'Brien


March 28, 2002    /s/ Richard J. Brandewie        Director
                  --------------------------
                  Richard J. Brandewie


March 28, 2002    /s/ Joshua Harris               Director
                  --------------------------
                  Joshua Harris


March 28, 2002    /s/ Michael D. Weiner           Director
                  --------------------------
                  Michael D. Weiner


March 28, 2002    /s/ Robert A. Katz              Director
                  --------------------------
                  Robert A. Katz


March 28, 2002    /s/ Marc J. Rowan               Director
                  --------------------------
                  Marc J. Rowan


March 28, 2002    /s/ John H. Kissick             Director
                  --------------------------
                  John H. Kissick

March 28, 2002    /s/ Marc Becker                 Director
                  --------------------------
                  Marc Becker


March 28, 2002    /s/ Don Orris                   Director
                  --------------------------
                  Don Orris

SUPPLEMENT INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15
(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

      No annual report to security holders covering Registrant's last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders during the 2001 fiscal year.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

(b) Financial Statements Schedules

(c) Exhibits

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                         PAGE(S)
Report of Independent Certified Public Accountants
     for the three years ended December 31, 2001                            2

Consolidated Balance Sheets as of December 31, 2000 and 2001                3

Consolidated Statements of Operations for the years ended
     December 31, 1999, 2000 and 2001                                       4

Consolidated Statements of Stockholders' Deficit and Comprehensive
     Income (Loss) for the years ended December 31, 1999, 2000 and 2001     5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 2000 and 2001                                       6-7

Notes to Consolidated Financial Statements                                  8-34

      Financial Statement Schedules are not applicable because the information has been presented in the footnotes.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Quality Distribution, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' deficit and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Quality Distribution, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Tampa, Florida
March 15, 2002

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 2001 (IN 000'S)

                                                               2000         2001
ASSETS
Current assets:
    Cash and cash equivalents                                $   2,636    $   2,212
    Accounts receivable, net                                    94,755       88,901
    Current maturities of other receivables                        518          891
    Inventories                                                  1,786        1,143
    Prepaid expenses                                             7,391        5,767
    Prepaid tires                                                8,156        8,968
    Income tax recoverable                                         350          306
    Other                                                          650        1,775
                                                             ---------    ---------
      Total current assets                                     116,242      109,963

Property and equipment, net                                    175,516      177,359
Goodwill, net                                                  153,668      152,775
Other assets                                                     7,647        8,881
                                                             ---------    ---------
                                                             $ 453,073    $ 448,978
                                                             =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of indebtedness                       $   3,619    $   2,677
    Accounts payable                                            16,443       13,417
    Affiliates and owner-operators payable                       7,563        4,930
    Accrued expenses                                            50,654       49,431
    Income taxes payable                                           834        1,092
                                                             ---------    ---------
      Total current liabilities                                 79,113       71,547

Long-term indebtedness, less current maturities                413,320      441,179
Environmental liabilities                                       39,873       36,163
Other non-current liabilities                                   10,926       13,744
Deferred tax                                                     1,182        1,270
                                                             ---------    ---------
      Total liabilities                                        544,414      563,903
                                                             ---------    ---------

Mandatory redeemable common stock (30 shares)                    1,210        1,210
                                                             ---------    ---------
Mandatory redeemable preferred stock                            13,882       16,499
                                                             ---------    ---------
Minority interest in subsidiary                                  4,433        1,833
                                                             ---------    ---------

Commitments and contingencies (Note 14)

Stockholders' deficit:
    Common stock, $.01 par value; 15,000 shares authorized          20           20
    Additional paid-in capital                                 105,656      105,544
    Treasury stock                                                 (32)        (402)
    Accumulated deficit                                        (22,212)     (37,435)
    Stock recapitalization                                    (189,589)    (189,589)
    Other comprehensive loss                                    (2,823)     (10,829)
    Notes receivable                                            (1,886)      (1,776)
                                                             ---------    ---------
      Total stockholders' deficit                             (110,866)    (134,467)
                                                             ---------    ---------
                                                             $ 453,073    $ 448,978
                                                             =========    =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(IN 000'S, EXCEPT PER SHARE DATA)

                                                         1999         2000         2001
OPERATING REVENUES:
    Transportation                                     $ 521,746    $ 506,048    $ 459,618
    Other                                                 65,061       64,737       63,719
                                                       ---------    ---------    ---------
      Total operating revenues                           586,807      570,785      523,337
                                                       ---------    ---------    ---------
OPERATING EXPENSES:
    Purchased transportation                             321,219      322,596      300,050
    Compensation                                          92,378       80,296       73,618
    CLC integration                                           --        6,740        2,400
    Restructuring charge                                      --        3,195        1,049
    Fuel, supplies and maintenance                        50,561       51,815       46,952
    Depreciation and amortization                         42,212       37,044       35,125
    Depreciation-accelerated                              20,072           --           --
    Selling and administrative                            19,885       18,133       14,132
    Insurance claims                                       6,803        8,320        8,590
    Taxes and licenses                                     4,752        4,986        4,470
    Communication and utilities                           10,012        8,467        7,932
    (Gain) loss on sale of property and equipment           (290)        (457)          99
                                                       ---------    ---------    ---------
      Total operating expenses                           567,804      541,135      494,417
                                                       ---------    ---------    ---------

Net operating income                                      19,003       29,650       28,920
Interest expense, net                                    (40,452)     (40,236)     (40,224)
Other income (expense)                                       134           24          (22)
                                                       ---------    ---------    ---------

Loss before benefit (provision) for income taxes         (21,315)     (10,562)     (11,326)
Benefit (provision) for income taxes                       5,906      (31,225)      (1,135)
Minority interest                                            (21)          --           --
                                                       ---------    ---------    ---------

Net Loss                                                 (15,430)     (41,787)     (12,461)
Preferred stock dividends and accretions                  (1,444)      (1,745)      (2,762)
                                                       ---------    ---------    ---------

Net Loss attributable to common stockholders           $ (16,874)   $ (43,532)   $ (15,223)
                                                       =========    =========    =========
PER SHARE DATA:
    Basic:
                                                       ---------    ---------    ---------
      Net Loss attributable to common stockholders     $   (8.37)   $  (21.59)   $   (7.56)
                                                       =========    =========    =========
    Diluted:
                                                       ---------    ---------    ---------
      Net Loss attributable to common stockholders     $   (8.37)   $  (21.59)   $   (7.56)
                                                       =========    =========    =========

    Weighted average number of common shares - basic       2,015        2,016        2,013
    Weighted average number of common equivalent
        shares - diluted                                   2,015        2,016        2,013

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(IN 000'S, EXCEPT PER SHARE DATA)


                               COMPREHENSIVE                    ADDITIONAL
                                  INCOME      COMMON  TREASURY   PAID-IN    ACCUMULATED
                                  (LOSS)       STOCK   STOCK     CAPITAL     DEFICIT
                               -------------  ------  --------  ----------  -----------
Balance, December 31,
    1998                              --      $  20       --    $ 104,807    $ 38,495
Net loss                        $(15,430)        --       --           --     (15,430)
Issuance of common
    stock, net                        --         --       --          108          --
Stock subscription
    receipts                          --         --       --           --          --
Preferred stock
    accretion                         --         --       --           --      (1,444)
Minority stock
    dividend                          --         --       --           --        (301)
Translation
    Adjustment                       478         --       --           --          --
                                --------      -----    -----    ---------    --------
Balance, December 31,
    1999                        $(14,952)     $  20       --    $ 104,915    $ 21,320
                                ========
Net loss                        $(41,787)        --       --           --     (41,787)
Issuance of common
    stock, net                        --         --       --          741          --
Stock subscription                    --         --       --           --          --
Acquisition of treasury stock         --         --      (32)          --          --
Preferred stock
    Accretion                         --         --       --           --      (1,444)
Minority stock
    Dividend                          --         --       --           --        (301)
Pension plan minimum
    Liability                     (2,072)        --       --           --          --
Translation adjustment              (574)        --       --           --          --
                                --------      -----    -----    ---------    --------
Balance, December 31,
  2000                          $(44,433)     $  20    $ (32)   $ 105,656    $(22,212)
                                ========
Net loss                        $(12,461)        --       --           --     (12,461)
Issuance of common
    stock, net                        --         --       --         (112)         --
Stock subscription
    receipts                          --         --       --           --          --
Acquisition of treasury stock         --         --     (370)          --          --
Preferred stock
    Accretion                         --         --       --           --      (2,617)
Minority stock
    Dividend                          --         --       --           --        (145)
Translation adjustment              (336)        --       --           --          --
Change in value of
    derivatives                   (3,346)        --       --           --          --
Pension Plan Minimum
    Liability, net                (4,324)        --       --           --          --
                                --------      -----    -----    ---------    --------
Balance, December 31,
  2001                          $(20,467)     $  20    $(402)   $ 105,544    $(37,435)
                                ========      =====    =====    =========    ========

                                              ACCUMULATED
                                   STOCK        OTHER          STOCK           TOTAL
                                 RECAPITAL-  COMPREHENSIVE  SUBSCRIPTION   STOCKHOLDERS'
                                  IZATION        LOSS        RECEIVABLE   EQUITY (DEFICIT)
                               ------------  -------------  ------------  ----------------
Balance, December 31,
    1998                         $(189,589)    $   (655)      $(1,398)       $ (48,320)
Net loss                                --           --            --          (15,430)
Issuance of common
    stock, net                          --           --            --              108
Stock subscription
    receipts                            --           --           136              136
Preferred stock
    accretion                           --           --            --           (1,444)
Minority stock
    dividend                            --           --            --             (301)
Translation
    Adjustment                          --          478            --              478
                                 ---------     --------       -------        ---------
Balance, December 31,
    1999a                        $(189,589)    $   (177)      $(1,262)       $ (64,773)

Net loss                                --           --            --          (41,787)
Issuance of common
    stock, net                          --           --            --              741
Stock subscription                      --           --          (624)            (624)
Acquisition of treasury stock           --           --            --              (32)
Preferred stock
    Accretion                           --           --            --           (1,444)
Minority stock
    Dividend                            --           --            --             (301)
Pension plan minimum
    Liability                           --       (2,072)           --           (2,072)
Translation adjustment                  --         (574)           --             (574)
                                 ---------     --------       -------        ---------
Balance, December 31,
  2000                           $(189,589)    $ (2,823)      $(1,886)       $(110,866)

Net loss                                --           --            --          (12,461)
Issuance of common
    stock, net                          --           --            --             (112)
Stock subscription
    receipts                            --           --           110              110
Acquisition of treasury stock           --           --            --             (370)
Preferred stock
    Accretion                           --           --            --           (2,617)
Minority stock
    Dividend                            --           --            --             (145)
Translation adjustment(336)             --         (336)           --             (336)
Change in value of
    derivatives                         --       (3,346)           --           (3,346)
Pension Plan Minimum
    Liability, net                      --       (4,324)           --           (4,324)
                                 ---------     --------       -------        ---------
Balance, December 31,
  2001                           $(189,589)    $(10,829)      $(1,776)       $(134,467)
                                 =========     ========       =======        =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(IN 000'S, EXCEPT PER SHARE DATA)

                                                                  1999        2000        2001
                                                                --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $(15,430)   $(41,787)   $(12,461)
    Adjustments to reconcile to net cash and cash
        equivalents provided by operating activities:
      Deferred income taxes                                        2,439      30,523          88
      Depreciation and amortization                               62,284      37,044      35,125
      Equity in income from investments                               22          --          --
      (Gain) loss on sale of property and equipment                  (90)       (457)         99
      Minority interest                                               21          --          --
      Changes in assets and liabilities:
        (Increase) decrease in accounts and other receivables    (12,165)     35,105       5,304
        (Increase) decrease in inventories                           238         (23)        643
        (Increase) decrease in prepaid expenses                   (3,303)      3,662       1,625
        (Increase) decrease in prepaid tires                      (2,928)      1,123        (811)
        (Increase) decrease in other assets                        5,593       1,978      (4,409)
        (Decrease) in accounts payable and accrued
             expenses                                            (17,591)    (12,016)     (2,426)
        (Decrease) in affiliates and
             owner-operators payable                                (148)       (629)     (2,633)
        (Decrease) in other liabilities                          (13,668)    (16,315)     (9,516)
        Increase (Decrease) in current income taxes                3,895         (16)        301
                                                                --------    --------    --------
           Net cash and cash equivalents provided by
               operating activities                                9,169      38,192      10,929
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (25,727)    (23,079)    (37,412)
    Proceeds from sale of subsidiary                               9,251          --          --
    Proceeds from sales of property and equipment                  7,601       4,358       2,476
                                                                --------    --------    --------
           Net cash and cash equivalents used in
               investing activities                               (8,875)    (18,721)    (34,936)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt and capital
         lease obligations                                         1,589          --      30,000
    Principal payments on long-term debt and capital
        lease obligations                                         (8,764)    (17,218)     (3,083)
    Restricted cash released                                       7,867          --          --
    Preferred stock redemption                                        --          --      (2,600)
    Other stock transactions                                         243         438       1,075
    Cash dividend                                                   (301)       (301)       (145)
                                                                --------    --------    --------
           Net cash and cash equivalents provided by
               (used in) financing activities                        634     (17,081)     25,247
                                                                --------    --------    --------
Net increase in cash and cash equivalents                            928       2,390       1,240
Effect of translation adjustment on cash                              37        (804)     (1,664)
Cash and cash equivalents, beginning of year                          85       1,050       2,636
                                                                --------    --------    --------
Cash and cash equivalents, end of year                          $  1,050    $  2,636    $  2,212
                                                                ========    ========    ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(IN 000'S, EXCEPT PER SHARE DATA)

                                                               1999       2000      2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                               $ 38,450    $39,412   $33,914
      Income taxes                                           $    992    $   637       354

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
    Preferred shares issued in connection with acquisition   $ (5,000)        --        --
    Accretion of dividends on preferred stock                $  1,444    $ 1,444   $ 2,617

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(IN 000'S, EXCEPT PER SHARE DATA)

1.    BUSINESS ORGANIZATION

      NATURE OF OPERATIONS

      Quality Distribution, Inc. and subsidiaries (the "Company" or "QDI"), is engaged primarily in truckload transportation of bulk chemicals in North America. The Company conducts a significant portion of its business through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into renewable one-year contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Affiliates lease trailers from the Company. Owner-operators are independent contractors, which, through a contract with the Company, supply one or more tractors and drivers for the Company's use. Contracts with owner-operators may be terminated by either party on short notice. The Company also charges affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are generally paid 85 percent and 62 percent, respectively, of the revenues generated for each load hauled.

2.    LIQUIDITY

      The Company's credit agreement was amended June 4, 2001 (the "Third Amendment"), and covers the period ending March 31, 2003. The Company paid a $1.1 million fee which is being amortized as interest expense for the covenant modification period. The interest rate on the credit agreement was also increased by .25%. A technical default, for which a waiver was obtained in October, 2001 occurred with respect to these covenants.

      The credit agreement was subsequently amended (the fourth Amendment) on December 14, 2001. The new financial covenants are less restrictive than the previously existing covenants and cover the calendar quarters through December 31, 2002. The Company currently believes that it will be in compliance with the covenants through December 31, 2002. The Company is currently in the process of negotiating an amendment to the credit agreement with its banks for the periods subsequent to December 31, 2002; relating to the financial covenants which are unlikely to be to met for the quarter ending March 31, 2003. Although the Company believes that the banks will agree to this amendment, there can be no assurance that such agreement will occur, or if it does occur, that the Company will be able to satisfy any conditions for covenant relief. In addition, the Fourth amendment restricts the future availability of the revolving credit facility to an incremental $15 million above the balance at the date of the agreement, plus places restrictions on the amount of capital expenditures allowed. At December 31, 2001 the Company had $17 million available under the revolving credit facility.

3.    SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of QDI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest reflects outstanding preferred stock held by two Shareholders, of CLC.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

      INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of tires, parts, fuel and supplies for servicing the Company's revenue equipment.

      PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Tractors and trailers under capital leases are stated at the present value of the minimum lease payments at the inception of the lease. Depreciation, including amortization of tractors and trailers under capital leases, is computed on a straight-line basis over the estimated useful lives of the assets or the lease terms, whichever is shorter, to an estimated salvage value. The estimated useful lives are 10-25 years for buildings and improvements, 5-15 years for tractors and trailers, 7 years for terminal equipment, 3-5 years for furniture and fixtures, and 3-10 years for other equipment. Maintenance and repairs are charged to operating expense when incurred. Major improvements that extend the lives of the assets are capitalized. If the carrying value of an asset, including associated intangibles, exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized for the difference between estimated fair value and carrying value. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in operating expenses.

      GOODWILL

      Goodwill represents the excess of cost over the fair value of tangible net assets acquired and is being amortized on a straight-line basis over its estimated useful life which ranges from 15 to 40 years. Accumulated amortization was $10,074 and $14,064 at December 31, 2000 and 2001, respectively.

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions for each statement that apply to goodwill and intangible assets which are acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The Company will no longer amortize goodwill but will evaluate it for impairment at least annually. The Company is evaluating the impact of adopting this statement. Amortization expense for 1999, 2000 and 2001 was $4.0 million, $4.5 million and $4.6 million, respectively.

      OTHER ASSETS

      As of December 31, 2001, deferred loan costs of approximately $7,316 (approximately $6,711 at December 31, 2000) are being amortized over 1 to 6 years, the estimated lives of the related long-term debt or amendments.

      RECLASSIFICATION

      Certain prior period financial numbers have been reclassified to conform to current year presentation.

      NEW ACCOUNTING PRONOUNCEMENTS

      In August 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS 121. The Company currently assess whether there has been impairment of long-lived assets and certain intangibles in accordance with FAS 121 and will continue to do so under the guidance provided by FAS 144 in 2002. The Company does not anticipate any significant impact on financial results from adoption of this standard.

      ACCRUED LOSS, DAMAGE AND ENVIRONMENTAL CLAIMS

      Through September 14, 2001, the Company maintained liability insurance for bodily injury and property damage with no deductible. Commencing September 15, 2001, liability insurance for bodily injury and property damage is covered in the amount of $75.0 million per incident, having a $2.0 million deductible. There is no aggregate limit on this coverage. The Company currently maintains workers' compensation insurance coverage with a $1.0 million deductible. The Company is self-insured for damage or loss to the equipment it owns or leases and for any cargo losses. The Company has accrued for the estimated cost of claims reported and losses incurred but not reported.

      The Company transports chemicals and hazardous materials and operates tank wash facilities. As such, the Company's operations are subject to various environmental laws and regulations. The Company has been involved in various litigation and environmental matters arising from these operations. Reserves have been recognized for probable losses that can be reasonably estimated.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts reported in the accompanying balance sheets for cash, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

      The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's Series B senior fixed rate subordinated notes is approximately $48.0 million at December 31, 2001. The fair value of the Company's Series B floating interest rate subordinated term notes is approximately $17.2 million at December 31, 2001. The book value of the Company's remaining variable rate debt approximates fair market value at December 31, 2001. The fair value of derivative financial instruments at December 31, 2000 and 2001 results in an asset of $337 and liability of $3,346, respectively.

      REVENUE RECOGNITION

      Transportation revenues and related costs are recognized on the date freight is delivered. Other operating revenues, consisting primarily of lease revenues from affiliates, owner-operators and third parties, are recognized as earned.

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

      INCOME TAXES

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets.

      EARNINGS PER SHARE

      The reconciliation of basic EPS and diluted EPS is as follows:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                              1999          2000         2001
      Basic weighted average number of common shares         2,015         2,016        2,013
      Diluted effect of options outstanding                     --            --           --
                                                             -----         -----        -----
      Diluted weighted average number of common and common
            equivalent shares                                2,015         2,016        2,013
                                                             =====         =====        =====

      In 2001, 2000 and 1999 approximately 200 options were anti-dilutive and not included in the computation of diluted earnings per share.

4.    DERIVATIVES

      The Company utilizes derivative financial instruments to reduce its exposure to market risks from changes in interest rates and foreign exchange rates. The instruments primarily used to mitigate these risks are interest rate swaps and foreign exchange contracts. All derivative instruments held by the Company are designated as hedges. Gains and losses upon settlement are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. The Company is exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions and the risk of loss due to nonperformance is considered by management to be minimal. The Company does not hold or issue interest rate swaps or foreign exchange contracts for trading purposes.

      Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction.

      The Company has approximately $344 million of variable interest debt. The Company has entered into interest rate swap agreements designated as a partial hedge of its variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation.

      On February 26, 2001, the Company entered into swap agreements on $30 million and $100 million of variable interest rate debt. These swaps are designated as partial hedges. The Company will pay counterparties interest at fixed rates of 4.96% and 5.155%. The latter is retroactive to January 1, 2001. Counterparties will pay the Company interest at a variable rate equal to LIBOR. These agreements mature and renew every three months and mature on August 1, 2002 and July 2, 2002, respectively.

      On March 21, 2001, the Company entered into a swap agreement on $30 million of variable interest rate debt. This swap is designated as a partial hedge. The Company will pay counterparties interest at a fixed rate of 4.765%. Counterparties will pay the Company interest at a variable rate equal to LIBOR. This agreement matures and renews every three months and matures September 22, 2002.

      The Company has entered into short-term foreign currency agreements to exchange US dollars (US $.3 million) for Canadian dollars (CN $.48 million). The purpose of these agreements is to hedge against fluctuations in foreign currency exchange rates. We are required to make US dollar payments at fixed exchange rate of 1.59%, and as such the market risk based upon a 10% fluctuation in the exchange rate is immaterial.

      A reconciliation of current period changes in comprehensive income as it relates to derivatives follows:

                                                                   Year
                                                              ended 12/31/01
                                                              --------------
      (In thousands)
      Cumulative effect of change in accounting principle         $   337
      Current period declines in fair value                        (5,366)
      Reclassifications to earnings                                 1,683
                                                                  -------
      Balance at end of period                                    $(3,346)
                                                                  =======

      HEDGES OF FUTURE CASH FLOWS

      The ineffective portion of changes in fair values of hedge positions should be reported in earnings. All hedges were effective at December 31, 2001, and as such, there are no earnings reclassifications at December 31, 2001 due to ineffective hedges. There were no amounts excluded from the measure of effectiveness in 2001 related to the hedge of future cash flows.

5.    ACCOUNTS RECEIVABLE

      Accounts receivable consisted of the following at December 31:

                                                       2000        2001
                                                       ----        ----
      Trade accounts receivable                     $  95,093    $ 88,999
      Affiliate and owner-operator receivables          4,912       4,981
      Employee receivables                                327          29
      Other                                             4,202       4,164
                                                    ---------    --------
                                                      104,534      98,173
      Less allowance for doubtful accounts             (9,779)     (9,272)
                                                    ---------    --------
                                                    $  94,755    $ 88,901
                                                    =========    ========

      The activity in the allowance for doubtful accounts for each of the three years ended December 31, is as follows:

                                                  1999       2000       2001
                                                  ----       ----       ----
      Balance, beginning of period              $ 3,935    $ 6,438    $ 9,779
      Additions charged to operating expenses     2,623      4,295      1,732
      Write-off of bad debts                       (120)      (954)    (2,239)
                                                -------    -------    -------
      Balance, end of period                    $ 6,438    $ 9,779    $ 9,272
                                                =======    =======    =======

      As of December 31, 2001 and 2000, approximately 85 percent of trade accounts receivable were due from companies in the chemical and bulk food products industries, respectively. For 2001, Dow Chemical accounted for 12.5% of the Company's operating revenues. In 2000 and 1999, Dow Chemical accounted for approximately 7.5% of operating revenue.

6.    FIXED ASSETS

      Property and equipment consisted of the following at December 31:

                                                   2000            2001
                                                   ----            ----
      Land and improvements                     $  10,673       $  13,180
      Buildings and improvements                   15,704          21,420
      Revenue equipment                           274,009         278,435
      Other equipment                              26,603          35,652
      Accumulated depreciation                   (151,473)       (171,328)
                                                ---------       ---------
      Property and equipment, net               $ 175,516       $ 177,359
                                                =========       =========

      Depreciation expense was $58,341, $32,502 and $30,489 for the periods ending December 31, 1999, 2000 and 2001, respectively. During 1999, the Company recorded a charge of $11.3 million relating to the reduction in the useful life of acquired software used in the trucking operations and a charge of approximately $8.8 million due to a change in the estimated useful life of certain revenue equipment. During 2001, the Company purchased land, building and equipment for $11 million, and tractors for approximately $5 million.

      The capitalized cost of equipment under capital leases, which is included in tractors and trailers in the accompanying consolidated balance sheets, was as follows at December 31:

                                                        2000         2001
                                                        ----         ----
      Tractors and trailers                            $ 377        $ 353
      Less accumulated depreciation                     (207)        (271)
                                                       -----        -----
                                                       $ 170        $  82
                                                       =====        =====

7.    ACCRUED EXPENSES

      Accrued expenses include the following at December 31:

                                                         2000        2001
                                                         ----        ----
      Bank overdraft                                   $14,582     $17,043
      Loss and damage claims                             3,640       4,906
      Environmental liabilities                         13,365       6,409
      Severance, relocation and integration              1,517       1,714
      Salary, wage and benefits                          6,353       5,052
      Restructure reserve                                1,334         471
      Accrued interest                                   1,484       5,693
      Other                                              8,379       8,143
                                                       -------     -------
                                                       $50,654     $49,431
                                                       =======     =======

      In connection with the acquisition of CLC in 1998, $17.5 million of restructuring related costs was recorded as part of purchase accounting. These costs included, $14.0 million of severance, bonuses and other termination-related costs to be incurred in connection with identified staff reductions, $.5 million costs in connection with the disposition (closure) of certain facilities and $3.0 million of other costs. At December 31, 2001 approximately $1.7 million of accrued payments remain.

      During 2000, the Company initiated cost cutting measures as part of a company-wide reorganization. These costs associated with this reorganization include severed employees' wages and benefits. The Company accrued $3.2 million in 2000, and $1.1 million in 2001, respectively. The reconciliation of the 2001 activity is as follows:

                                                   2000            2001
                                                   ----            ----
      Beginning Balance                          $     0          $ 1,334
      Additions                                    3,200            1,049
      Payments                                    (1,866)          (1,912)
                                                 -------          -------
      Ending Balance                             $ 1,334          $   471
                                                 -------          -------

8.    LONG-TERM INDEBTEDNESS

      Long-term debt consisted of the following at December 31:

                                                                                     2000         2001
                                                                                     ----         ----
Series B senior subordinated notes, principal due in 2006, interest payable
semi-annually at 10% per annum                                                    $ 100,000    $ 100,000

Series B floating interest rate subordinated term notes, principal due in 2006,
interest payable semi-annually at LIBOR plus 4.81%                                   40,000       40,000

Tranche A term loan, principal of $211 due quarterly with the balance due
in 2004                                                                              87,206       81,586

Tranche B term loan, principal of $247 due quarterly with the balance due
in 2005                                                                             101,740       95,184

Tranche C term loan, principal of $211 due quarterly with the balance due
in 2006                                                                              87,206       81,586

Tranche D term loan, balance due in 2006                                             15,000

Revolving credit facility                                                               500       30,500

5% unsecured note payable to former employee, due in annual installments
of $70 through 2001                                                                      67           --
Capitalized equipment leases, interest rates ranging from 6.75% to 11.65%               220           --

Less current maturities of long-term debt                                            (3,619)      (2,677)
                                                                                  ---------    ---------

Long-term debt, less current maturities                                           $ 413,320    $ 441,179
                                                                                  =========    =========

      SERIES B NOTES

      The Series B Notes are guaranteed on a senior subordinated basis by all of the Company's direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The subordinated floating interest rate on Series B Notes was 6.68% at December 31, 2001.

      The Company may redeem the Series B fixed rate notes, in whole at any time or in part from time to time, on and after June 15, 2002, upon not less than 30 nor more than 60 days notice, at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on June 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

                  YEAR                                    PERCENTAGE
                  ----                                    ----------
                  2002                                      105.0%
                  2003                                      102.5%
                  2004 and thereafter                       100.0%

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

                  YEAR                                    PERCENTAGE
                  ----                                    ----------
                  2001                                      102.0%
                  2002                                      101.0%
                  2003 and thereafter                       100.0%

      TRANCHE A, B, C AND D TERM LOANS

      Tranche A Term Loans bear interest at the option of the Company at (a) .75% in excess of the base rate equal to the higher of 1/2 of 1.0% in excess of the federal funds rate or the rate that CSFB as the administrative agent announces from time to time as its prime lending rate, as in effect from time to time (the "Base Rate"), or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (6.1% at December 31, 2001).

      Tranche B Term Loans bear interest at the option of the Company at (a) 1.25% in excess of the Base Rate and (b) 3.75% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (6.34% at December 31, 2001).

      Tranche C Term Loans bear interest at the option of the Company at (a) 1.50% in excess of the Base Rate and (b) 4.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (6.6% at December 31, 2001).

      Tranche D Term Loans bear interest at the option of the Company at (a) 1.00% in excess of the Base Rate and (b) 2.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios (3.90% at December 31, 2001).

      REVOLVING CREDIT FACILITY

      The Company has a $75.0 million revolving credit facility, which may include letters of credit, available until June 9, 2004 to be used for, among other things, working capital and general corporate purposes of the Company and its subsidiaries, including permitted acquisitions. The revolving credit facility further provides for a $15,000 sublimit to be made available to Levy, an indirect wholly-owned subsidiary of the Company. Amounts drawn under the sublimit will be drawn in Canadian dollars.

      The credit agreement was amended June 4, 2001 (the Third Amendment), and covers the period ending March 31, 2003. The Company paid a $1.1 million fee which is being amortized as interest expense for the covenant modification period. The interest rate on the credit agreement was also increased by 150 basis points.

      The credit agreement was again amended (the Fourth Amendment) on December 14, 2001. The new financial covenants are less restrictive than the previously existing covenants and cover the period through December 31, 2002. The Fourth Amendment restricts the amount of incremental future availability of the revolving credit facility as of the date of the Amendment to $15 million, including letters of credit, plus places restrictions on the amount of capital expenditures allowed. At December 31, 2001, the Company had $17 million available under the revolving credit facility.

      Voluntary prepayments and commitment reductions will be permitted in whole or in part, subject to minimum prepayment or reduction requirements, without premium or penalty; provided that voluntary prepayments of Eurodollar Loans on a date other than the last day of the relevant interest period will be subject to payment of customary breakage costs, if any.

      Interest on the Revolving Credit Facility is, at the option of the Company, (a) .75% in excess of the Base Rate and (b) 1.75% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the Sublimit will be based on Canadian dollar bankers' acceptances and the Canadian prime rate (4.00% at December 31, 2001).

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

      The Company pays a commitment fee equal to 1/2 of 1.0% per annum on the undrawn portion of the available commitment under the revolving credit facility, subject to decreases based on the achievement of certain financial ratios.

      COLLATERAL AND GUARANTEES

      The loans and letters of credit under the revolving credit agreement are guaranteed by all of the Company's existing and future direct and indirect domestic subsidiaries, excluding Bulknet (collectively, the "Bank Guarantors"). The obligations of the Company and the Bank Guarantors are secured by a first priority perfected lien on substantially all of the properties and assets of the Company and the Bank Guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by the Company and the Bank Guarantors, subject to certain exceptions; provided that, in certain cases, no more than 65.0% of the stock of foreign subsidiaries of the Company are required to be pledged.

      DEBT RETIREMENT

      Under the terms of the Company's credit agreement, the Company is required to maintain, among other restrictions, minimum net worth levels, debt to net worth ratios and debt service coverage ratios. In addition, the credit agreement and the indenture governing the Series B notes contain restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions and the payment of dividends.

      Scheduled maturities of long-term debt and capital lease obligations for the next five years and thereafter are as follows:

      YEAR ENDING DECEMBER 31:

                  2002            $   2,677
                  2003                2,677
                  2004               81,728
                  2005              131,751
                  2006              225,023
                                  ---------
                                  $ 443,856
                                  =========

9.    INCOME TAXES

      Income taxes from continuing operations consisted of the following for the years ended December 31:

                                                   1999        2000       2001
                                                   ----        ----       ----
Current taxes:
    Federal                                      $     --    $     --   $     --
    Foreign                                           219          40        582
    State                                             441         397        449
                                                 --------    --------   --------
                                                      660         437      1,031
                                                 --------    --------   --------
Deferred taxes:
    Federal                                        (4,272)     22,480         --
    Foreign                                           570         348        104
    State                                          (2,864)      7,960         --
                                                 --------    --------   --------
                                                   (6,566)     30,788        104
                                                 --------    --------   --------

Provision (benefit) for income taxes             $ (5,906)   $ 31,225   $  1,135
                                                 ========    ========   ========

      The net deferred tax asset (liability) consisted of the following at December 31:

                                                                              2000        2001
                                                                              ----        ----
Deferred tax assets:
    Environmental reserve,                                                  $ 17,946    $ 14,474
    Tax credit carryforwards                                                   2,957       2,946
    Self-insurance reserves                                                    2,443       2,639
    Allowance for doubtful accounts                                            3,004       3,055
    Accrued vacation pay                                                       1,083         328
    Pension                                                                    1,854       3,563
    Bond Discount                                                                 --       4,965
    Net operating loss carryforwards                                          27,309      29,299
    Restructuring accruals                                                     1,209         743
    Other accruals                                                             3,176       2,445
    State taxes, net                                                           7,884       3,798
                                                                            --------    --------
                                                                              68,865      68,255
    Less valuation allowance                                                 (33,755)    (33,960)
                                                                            --------    --------
                                                                              35,110      34,295
                                                                            --------    --------
Deferred tax liabilities:
    Property and equipment basis difference                                  (31,107)    (31,262)
    Capital leases treated as operating leases for tax purposes as lessor     (1,776)     (1,231)
    Deferred Environmental                                                    (2,087)     (1,447)
    Other                                                                     (1,322)     (1,625)
                                                                            --------    --------
                                                                             (36,292)    (35,565)
                                                                            --------    --------

Net deferred tax (liability)                                                  (1,182)     (1,270)
                                                                            --------    --------

Long-term net deferred tax (liability)                                      $ (1,182)   $ (1,270)
                                                                            ========    ========

      The Company has provided a valuation allowance against net deferred tax assets, due to cumulative losses in recent years.

      The Company's effective tax rate differs from the federal statutory rate. The reasons for those differences are as follows for the years ended December 31:

                                                          1999        2000        2001
                                                          ----        ----        ----
      Tax expense (benefit) at the statutory rate      $ (7,247)   $ (3,591)   $ (3,851)
      State income taxes, net of federal benefit           (720)        397        (411)
      Amortization of goodwill                            1,859       1,294       1,295
      Foreign taxes                                         790         388         313
      Valuation allowance                                    --      32,573       3,208
      Other                                                (588)        164         581
                                                       --------    --------    --------

      Provision (benefit) for income taxes             $ (5,906)   $ 31,225    $  1,135
                                                       ========    ========    ========

      At December 31, 2001, the Company has approximately $86 million in net operating loss carryforwards and $2.9 million in alternative minimum tax credit carry forwards. The net operating loss carryforwards will expire in the years 2011 through 2021 while the alternative minimum tax credits may be carried forward indefinitely. Approximately $28.7 million of net operating loss carry forwards and $1.9 million of alternative minimum tax credit carryforwards were generated by Chemical Leaman Corporation prior to their acquisition. The use of pre-acquisition operating losses and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company has state net operating loss carry forwards which expire over the next 2 to 20 years.

      The Company filed for and received a refund of $4.4 million in previously paid federal income tax as a result of carrying back a portion of our 1998 net operating loss. This refund claim is currently under examination by the Internal Revenue Service. The Company is uncertain at this time whether the Internal Revenue Service will propose any adjustment be made with respect to any portion of the refunded income taxes. The Company has made no provision in the accounts at this time to reserve for prospective additional tax liability should such an assessment be asserted by the Internal Revenue Service.

10.   EMPLOYEE BENEFIT PLANS

      The Company maintains two noncontributory defined benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Retirement benefits for employees covered by the salaried plan are based on years of service and compensation levels. The monthly benefit for employees under the collective bargaining agreement plan is based on years of service multiplied by a monthly benefit factor. Assets of the plans are invested primarily in equity securities and fixed income investments. Pension costs are funded in accordance with the provisions of the applicable law.

      Effective November 1, 2001, the Company amended the collective bargaining agreement plan to freeze benefit accruals and allow participants to retire as early as age 50 with unreduced benefits. Since no prior service cost base existed prior to the amendment and the projected benefit obligation was not impacted by the change, there was no impact on the accrued pension cost.

      The components of net periodic pension cost are as follows:

                                                              DECEMBER 31,
           COMPONENTS OF NET PERIODIC PENSION COST        2000           2001
                                                          ----           ----
           Service cost                                  $   252        $   224
           Interest cost                                   2,641          2,717
           Expected Return on plan assets                 (2,721)        (2,518)
                                                         -------         ------
           Net periodic pension cost                     $   172        $   423
                                                         =======        =======

      The actuarial assumptions used in accounting for the plans are as follows:

                                                              DECEMBER 31,
                                                           2000         2001
                                                         --------     --------
Discount rates                                               7.50%        7.25%
Expected long-term rates of return on plan assets            8.00%        8.00%

      The following table sets forth the change in the benefit obligation, change in plan assets and funded status of the two plans:

                                                              DECEMBER 31,
                                                           2000         2001
                                                         --------     --------
CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of year              $ 35,225     $ 37,257
    Service cost                                              252          224
    Interest cost                                           2,641        2,717
    Amendments                                                 --        1,372
    Actuarial (gain)/loss                                   2,348        1,376
    Benefits and expenses paid                             (3,209)      (3,018)
                                                         --------     --------
    Benefit obligation at end of year                    $ 37,257     $ 39,928
                                                         ========     ========
CHANGE IN PLAN ASSETS
    Fair value of plan assets at beginning of year       $ 33,039     $ 31,574
    Actual return on plan assets                             (646)        (502)
    Contributions                                           2,390        2,727
    Benefits and expenses paid                             (3,209)      (3,018)
                                                         --------     --------
    Fair value of plan assets at end of year             $ 31,574     $ 30,782
                                                         ========     ========

UNFUNDING STATUS                                         $ (5,683)    $ (9,146)
    Unrecognized net actuarial (gain) loss                  1,985        6,396
    Unrecognized prior service cost                            --        1,356
    Adjustment to recognize minimum liability              (2,072)      (7,752)
                                                         --------     --------
    Accrued pension expense (included in other
       non-current liability)                            $ (5,770)    $ (9,146)
                                                         ========     ========

      The Company charged to operations payments to multi-employer pension plans required by collective bargaining agreements approximately $1.8 million, $2.0 million and $1.6 million for the years ended December 31, 1999, 2000 and 2001, respectively. These defined benefit plans cover substantially all of the Company's union employees not covered under the Company's plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multi-employer plans is not readily available.

      In 2001 the Company established a Deferred Compensation Plan for its executives and other key employees. The plan is a non-qualified deferral plan that allows participants to contribute a portion their wages on a pre-tax basis and includes a death benefit.

      The Company may credit participants accounts with a discretionary contribution at its sole discretion. No such contribution was made in 2001.

11.   PREFERRED STOCK

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

      The Board of Directors has authorized the issuance of 13.75% Senior Exchangeable Preferred Stock. The designation, assigned values, preferences and relative, participating, optional or other rights, qualifications, limitations or restrictions on such preferred stock are summarized as follows.

      13.75% MANDATORILY REDEEMABLE PREFERRED STOCK

      In 1998, the Company issued 105 shares of 13.75% non-voting Senior Exchangeable Preferred Stock with a liquidation preference of $100. Dividends are payable quarterly commencing December 15, 1998 and are cumulative. Any dividends not paid in cash prior to September 15, 2001 may be paid in additional shares of Senior Exchangeable Preferred Stock. All shares are mandatorily redeemable on September 15, 2006 at 100% of the liquidation preference plus all accrued dividends.

      At its option, the Company may redeem the Senior Exchangeable Preferred Stock after September 15, 2003 for a percentage of liquidation preference in 2003 at 106.88%, 2004 at 103.44%, 2005 and thereafter at 100%. Prior to
      September 15, 2003, the Company may retire this stock from the proceeds of an initial public offering for 113.75% of liquidation preference.

12.   COMMON STOCK

      The Company has 15,000 shares $.01 par value of common stock authorized and had 2,014, 2,022 and 2,001 shares outstanding at December 31, 1999, 2000 and 2001, respectively. One shareholder has the right to "put" 30 shares to the Company in 2003 for $40 per share. Accordingly, these shares are classified as mandatorily redeemable.

      In connection with the recapitalization, the Company made limited recourse secured loans to shareholders which bear interest at LIBOR plus 2% (3.9% at December 31, 2001). The loans are secured by a pledge of approximately 44 shares of the Company's common stock and options to purchase 44 shares of the Company's common stock. The principal amount of the loans is due on June 9, 2006, with mandatory pre-payments due upon, and to the extent of, the receipt of after-tax proceeds from the sale of the pledged securities. Amounts outstanding for these loans are $1,886 and $1,776 at December 31, 2000 and 2001, respectively.

13.   INCENTIVE STOCK OPTION PLANS

      The Company uses Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation," and the related interpretations to account for the Plan. No compensation cost has been recognized under the Plan, as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), for disclosure purposes in 1996.

      STOCK OPTION PLAN

      The Company adopted an employee stock option plan ("the Plan") pursuant to which a total of 222 shares of the Company's common stock will be available for grant. Fifty percent of each new option granted vests in equal increments over four years. The remaining fifty percent of each new option will vest in nine years, subject to acceleration if certain per-share equity value targets are achieved or, in the event of a sale of the Company. Vesting of the new options occurs only during an employee's term of employment. The new options will become fully vested in the event of a termination of employment without "cause" or for "good reason" within six months following a sale of the Company.

      The stock of the Company is no longer traded publicly. The pro forma fair value of options granted during 1999, 2000 and 2001 are based upon a model using a risk free rate of 6.1% for 1999, and 5.76% for 2000 and 4.86% for 2001 for options with an expected life of 10 years. The pro forma fair value of stock options granted in 1999 is $477, 2000 is $1,049 and 2001 is $96. At December 31, 2001, a total of 22.8 authorized shares remain available for granting.

      Had compensation cost relating to the Plans been determined based upon the fair value at the grant date for awards under the Plans consistent with the method described in SFAS 123, the Company's net income (loss) and earnings (loss) per share common would have been as follows for the years ended December 31:

                                                                  1999          2000          2001
                                                                  ----          ----          ----
      Net income (loss) attributable to common stockholders;
          As reported                                          $  (16,874)   $  (43,532)   $  (15,223)
          Pro forma                                            $  (17,267)   $  (43,918)   $  (15,669)
      Earnings (loss) per common share:
          As reported                                          $    (8.37)   $   (21.59)   $    (7.56)
          Pro forma                                            $    (8.57)   $   (21.78)   $    (7.78)

      Stock option activity for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                                                    RANGE OF     AVERAGE
                                                      NUMBER OF      OPTION      EXERCISE     SHARES      EXPIRATION
                                                       SHARES        PRICES       PRICE       VESTED         DATE
                                                      ---------     --------     --------     ------      ----------
      Options outstanding at December 31, 1998            210       $  40.00     $  40.00         --         2008

      1999 option activity:
           Granted                                         26       $  40.00     $  40.00         --      2008-2009
           Vesting of prior-year options                   --       $  40.00     $  40.00         23      2008-2009
           Canceled                                       (34)      $  40.00     $  40.00         --      2008-2009
                                                          ---                                    ---

      Options outstanding at December 31, 1999            202       $  40.00     $  40.00         23      2008-2009
                                                          ---                                    ---

      2000 option activity:
           Granted                                         61       $  40.00     $  40.00         --         2010
           Vesting of prior-year options                   --       $  40.00     $  40.00         31      2008-2009
           Canceled                                       (55)      $  40.00     $  40.00        (13)     2008-2010
                                                          ---                                    ---

      Options outstanding at December 31, 2000            208       $  40.00     $  40.00         41      2008-2010
                                                          ---                                    ---

      2001 option activity:
           Granted                                          6       $  40.00     $  40.00         --           2011
           Vesting of prior-year options                   --       $  40.00     $  40.00         25      2008-2010
           Canceled                                       (15)      $  40.00     $  40.00         (6)     2008-2011
                                                          ---                                    ---

      Options outstanding at December 31, 2001            199       $  40.00     $  40.00         60      2008-2011
                                                          ===                                    ===

14.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      The Company leases revenue and other equipment under operating leases. Future minimum lease payments under non-cancelable operating leases at December 31, 2001 are as follows:

                                                                  OPERATING
            YEAR ENDING DECEMBER 31,                                LEASES
                                                                  ---------
                   2002                                           $  3,301
                   2003                                              1,733
                   2004                                              1,144
                   2005                                              1,191
                   2006                                                893

      Rent expense under operating leases was $5,051, $6,447 and $4,286 for the years ended December 31, 1999, 2000 and 2001, respectively.

      GUARANTOR OF CERTAIN LEASE OBLIGATIONS

      In 1995 and 1996, the Company entered into capital leases for tractors and trailers with certain affiliates and owner-operators. The Company then sold to a third party the lease receivables for which it received $979 in 1996. The Company is contingently liable as the guarantor for the remaining balance of the receivables sold of $1,055 and $196 at December 31, 1999 and 2000, respectively. These leases are collateralized by the equipment related to these leases. As of December 31, 2001, all contingencies related to these receivables have been resolved.

      Also, in 1995 and 1996, the Company entered into capital leases for tractors and trailers with other affiliates. The Company then sold to a third party the lease receivables for which it received $202 in 1996. The Company is contingently liable as the guarantor for the remaining balance of the receivables sold of $1,144 and $304 at December 31, 1999 and 2000, respectively. These leases are collateralized by the equipment related to these leases. As of December 31, 2001, all contingencies related to these receivables have been resolved.

      ENVIRONMENTAL MATTERS

      The Company's activities involve the handling, transportation, storage, and disposal of bulk liquid chemicals, many of which are classified as hazardous materials, hazardous substances, or hazardous wastes. The Company's tank wash and terminal operations engage in the storage or discharge of wastewater and stormwater that may have contained hazardous substances, and from time to time the Company stores diesel fuel and other petroleum products at terminals. As such, the Company is subject to environmental, health and safety laws and regulation by U.S. federal, state, local and Canadian government authorities. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. There can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs to the Company.

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

      The Company is staffed with environmental experts who manage the Company's environmental exposure relating to historical operations and develop policies and procedures, including periodic audits of the Company's terminals and tank cleaning facilities, in order to minimize the existence of circumstances that could lead to future environmental exposure.

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

      The Company has also been named a potentially responsible party ("PRP"), or has otherwise been alleged to have some level of responsibility, under CERCLA or similar state laws for cleanup of off-site locations at which the Company's waste, or material transported by the Company, has allegedly been disposed of. The Company has asserted defenses to such actions and has not incurred significant liability in the CERCLA cases settled to date. While the Company believes that it will not bear any material liability in any current or future CERCLA matters, there can be no assurance that the Company will not in the future incur material liability under CERCLA or similar laws.

      QDI is currently solely responsible for remediation of the following two federal Superfund sites:

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

      In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site at a cost estimated by the EPA to be approximately $7 million. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA's wetlands remedy. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. CLC has finalized a consent decree with the state and federal trustees that will resolve the natural resource damages claims. CLC has also entered an agreement in principle to reimburse the EPA's past costs in investigating and overseeing activities at the site over a three year period for which the Company has established reserves. In addition, the EPA has investigated contamination in site soils. No decision has been made as to the extent of soil remediation to be required, if any. CLC initiated litigation against its insurers to recover its costs in connection with environmental cleanups at its sites. In a case captioned Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et al., Civil Action No. 89-1543 (SSB) (D.N.J.), CLC sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at the Bridgeport site. In a case captioned The Aetna Casualty and Surety Company v. Chemical Leaman Tank Lines, Inc., et al., Civil Action No. 94-CV-6133 (E.D. Pa.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at its other sites. In an agreement dated as of November 18, 1999, CLC favorably resolved these outstanding insurance claims.

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

      Other Environmental Matters. CLC has been named as PRP under CERCLA and similar state laws at approximately 35 former waste treatment and/or disposal sites including the Helen Kramer Landfill Site where CLC recently settled its liability. In general, CLC is among several PRP's named at these sites. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York and its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. The Company has also favorably settled a toxic tort claim brought against it and several co-defendants by an uncertified class of Texas claimants. As a result of its acquisition of CLC, the Company identified other owned or formerly owned properties that may require investigation and/or remediation, including properties subject to the New Jersey Industrial Sites Recovery Act (ISRA). CLC's involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. The Company has established reserves to cover amounts associated with the Helen Kramer Landfill, CLC's facility at Tonawanda, New York and CLC's former facility in Putnam County.

15.   OTHER TRANSACTIONS WITH RELATED PARTIES

      The Company and Apollo Management have entered into a management agreement whereby the Company retained Apollo Management to provide financial and strategic advice to the Company. Pursuant to the terms of the management agreement, Apollo Management has agreed to provide financial and strategic services to the Company as reasonably requested by the Company's Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management will receive an annual fee of $500 until termination of the management agreement. The management agreement may be terminated upon 30 days written notice by Apollo Management or the Company to the other party thereto. Under this agreement the Company recognized $500 in selling and administrative expense in 2000 and 2001.

      An executive of the Company owns a minority interest in a firm that provides information technology services to the Company. Total amounts charged to the Company by the firm during 2000 and 2001 were $344 and $532, respectively.

      In August 2001, the Company entered into an agreement to affiliate facilities in Bridgeport, NJ and Pedricktown, NJ with a director/shareholder. The director/shareholder has been operating these locations under the affiliate program. The aggregate 2001 revenue for these operations was $4.6 million. As of December 31, 2001 $0.3 million was owed to the Company in connection with this affiliate operation.

      During 2001, Apollo and certain members of our management acquired, in aggregate, $30.5 million of QDI's Series B Notes in the secondary market.

      Pursuant to a Put and Call agreement dated December 14, 2001 between Apollo and the senior lendor, administrative agent under our credit agreement, at the request of any of the Tranche D participating banks (as defined in the credit agreement) and after certain triggering events, Apollo is required to purchase all of the Tranche D term loans held by such Tranche D banks. In addition, Apollo has the right, in its sole discretion, to purchase all or any part of the Tranche D term loans from the Trance D banks at any time.

16.   GEOGRAPHIC SEGMENTS

      The Company's operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company's operations in different geographic areas for the years ended December 31, 1999, 2000 and 2001, is as follows:

                                                               1999
                               ----------------------------------------------------------------------
                                   U.S.          INTERNATIONAL       ELIMINATIONS      CONSOLIDATED
                               -------------    ----------------    ---------------    --------------
Operating revenues                 $558,593            $ 28,214          $     --          $ 586,807
Net operating income                 16,203               2,800                --             19,003
Identifiable assets                 523,932              34,321           (16,012)           542,241
Depreciation and amortization        58,597               3,687                --             62,284
Capital expenditures                 20,932               4,795                --             25,727

                                                               2000
                               ----------------------------------------------------------------------
                                   U.S.          INTERNATIONAL       ELIMINATIONS      CONSOLIDATED
                               -------------    ----------------    ---------------    --------------
Operating revenues                 $541,724            $ 29,061          $     --          $ 570,785
Net operating income                 28,007               1,643                --             29,650
Identifiable assets                 436,574              32,298           (15,799)           453,073
Depreciation and amortization        33,180               3,864                --             37,044
Capital expenditures                 19,623               3,456                --             23,079

                                                               2001
                               ----------------------------------------------------------------------
                                   U.S.          INTERNATIONAL       ELIMINATIONS      CONSOLIDATED
                               -------------    ----------------    ---------------    --------------
Operating revenues                 $499,366            $ 23,971          $     --          $ 523,337
Net operating income                 27,824               1,096                --             28,920
Identifiable assets                 449,248              15,018           (15,288)           448,978
Depreciation and amortization        31,948               3,177                --             35,125
Capital expenditures                 36,631                 781                --             37,412


17.   GUARANTOR SUBSIDIARIES

The 10% Series B Senior Subordinated Notes due 2006 and Series B Floating Interest Rate subordinated Term Notes due 2006 issued in June 1998 are unconditionally guaranteed on a senior unsecured basis pursuant to guarantees by all the Company's direct and indirect domestic subsidiaries, excluding Bulknet, (the Guarantors). Each of the Company's direct and indirect subsidiaries is 100% owned. All non-domestic subsidiaries including Levy Transport, Ltd. are non-guarantor subsidiaries.

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

The following condensed consolidating financial information presents:

1. Condensed consolidating balance sheets at December 31, 2000 and 2001 and condensed consolidating statements of operations and of cash flows for the three years ended December 31, 1999, 2000 and 2001.

2. The parent company and combined guarantor subsidiaries.

3. Elimination entries necessary to consolidate the parent company and all its subsidiaries.

CONSOLIDATING BALANCE SHEET, DECEMBER 31, 2001

                                                           GUARANTOR    NON-GUARANTOR
                                              PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            ---------    ------------   -------------    ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                $      --    $      1,909   $         303                    $      2,212
   Accounts receivable, net                                    86,017           2,884                          88,901
   Current maturities and other
       receivables                                                891              --                             891
   Inventories                                                    874             269                           1,143
   Prepaid expenses                                             5,617             150                           5,767
   Prepaid tires                                                8,577             391                           8,968
   Income tax recoverable                                         306              --                             306
   Other                                                        1,775              --                           1,775
                                            ---------    ------------   -------------    ------------    ------------
     Total current assets                          --         105,966           3,997              --         109,963

Property and equipment, net                                   160,998          16,361                         177,359
Intangibles and Goodwill, net                                 151,969             806                         152,775
Insurance proceeds and other
     environmental receivables                                     --              --                              --
Deferred income taxes                                              --              --                              --
Investment in subsidiaries                    227,098              --              --        (227,098)             --
Other assets                                  100,000           8,877               4        (100,000)          8,881
                                            ---------    ------------   -------------    ------------    ------------
                                            $ 327,098    $    427,810   $      21,168    $    327,098    $    448,978
                                            =========    ============   =============    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of
       indebtedness                         $   2,677    $         --   $          --    $         --           2,677
   Accounts payable                                --          11,432           1,985              --          13,417
Inter-company
   Affiliates and                                  --          (1,133)          1,133              --              --
       owner-operators payable                     --           4,902              28              --           4,930
   Accrued expenses                                --          49,431              --              --          49,431
   Income taxes payable                            --             663             429              --           1,092
                                            ---------    ------------   -------------    ------------    ------------
     Total current liabilities                  2,677          65,295           3,575              --          71,547

Long-term debt, less current
     maturities                               441,179              --              --              --         441,179
Environmental liabilities                          --          36,163              --              --          36,163
Other long-term liabilities                        --         113,744              --        (100,000)         13,744
Deferred income tax                                --          (1,189)          2,459              --           1,270
                                            ---------    ------------   -------------    ------------    ------------
     Total liabilities                        443,856          24,013           6,034        (100,000)        563,903
                                            ---------    ------------   -------------    ------------    ------------

Mandatory redeemable common stock               1,210              --              --              --           1,210
                                            ---------    ------------   -------------    ------------    ------------
Mandatory redeemable preferred stock           16,499              --              --              --          16,499
                                            ---------    ------------   -------------    ------------    ------------
Minority interest in subsidiaries                  --           1,833              --              --           1,833
                                            ---------    ------------   -------------    ------------    ------------
Shareholders' equity:
   Common stock and additional
       paid-in capital                        105,564         149,653          15,082        (164,735)        105,564
   Retained earnings (deficit)                (37,435)         62,311           1,195         (63,506)        (37,435)
   Treasury Stock                                (402)             --              --              --            (402)
   Stock recapitalization                    (189,589)             --             (55)             55        (189,589)
   Other comprehensive gain (loss)            (10,829)             --          (1,088)          1,088         (10,829)
   Note receivable                             (1,776)             --              --              --          (1,776)
                                            ---------    ------------   -------------    ------------    ------------
     Total shareholders' equity (deficit)    (134,467)        211,964          15,134        (227,098)       (134,467)
                                            ---------    ------------   -------------    ------------    ------------
                                            $ 327,098    $    427,810   $      21,168    $   (327,098)   $    448,978
                                            =========    ============   =============    ============    ============

CONSOLIDATING BALANCE SHEET, DECEMBER 31, 2000

                                                           GUARANTOR    NON-GUARANTOR
                                              PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            ---------    ------------   -------------    ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                $      --    $      2,469   $         167              --    $      2,636
   Restricted cash                                 --              --              --              --           1,786
   Accounts receivable, net                        --          85,329           9,426              --          94,755
   Current maturities and other
       receivables                                 --             518              --              --             518
   Inventories                                     --           1,528             258              --              --
   Prepaid expenses                                --           7,249             142              --           7,391
   Prepaid tires                                   --           7,660             496              --           8,156
   Income tax recoverable                          --             350              --              --             350
   Deferred income taxes                           --            (308)            308              --              --
   Other                                           --             650              --              --             650
                                            ---------    ------------   -------------    ------------    ------------
     Total current assets                          --         105,445          10,797              --         116,242

Property and equipment, net                        --         154,065          21,451              --         175,516
Other receivables, less current
   maturities                                      --              --              --              --              --
Intangibles and goodwill                           --         152,748             920              --         153,668
Insurance proceeds receivable                      --              --              --              --              --
Deferred income taxes                              --              --              --              --              --
Investment in subsidiaries                    221,098              --              --        (221,098)             --
Other assets                                  100,000           7,643               4        (100,000)          7,647
                                            ---------    ------------   -------------    ------------    ------------
                                            $ 321,098    $    419,901   $      33,172    $   (321,098)   $    453,073
                                            =========    ============   =============    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of
       Indebtedness                         $   3,619    $         --   $          --    $         --    $      3,619
   Accounts payable                                --          16,128             315              --          16,443
   Inter-company                                   --         (14,225)         14,225              --              --
   Affiliates and
     Owner-operators payable                       --           7,497              66              --           7,563
   Accrued expenses                                --          50,654              --              --          50,654
   Income taxes payable                            --             505             329              --             834
                                            ---------    ------------   -------------    ------------    ------------
     Total current liabilities                  3,619          60,559          14,935              --          79,113

Long term debt, less current
   maturities                                 413,253              --              67              --         413,320
Obligations under capital lease                    --              --              --              --              --
Accrued loss and damage claims                     --              --              --              --              --
Environmental liabilities                          --          39,873              --              --          39,873
Other long-term liabilities                        --         110,926              --        (100,000)         10,926
Deferred income tax                                --          (1,173)          2,355              --           1,182
                                            ---------    ------------   -------------    ------------    ------------
     Total liabilities                        416,872         210,185          17,357        (100,000)        544,414
                                            ---------    ------------   -------------    ------------    ------------

Mandatory redeemable common stock               1,210              --              --              --           1,210
                                            ---------    ------------   -------------    ------------    ------------
Mandatory redeemable preferred stock           13,882              --              --              --          13,882
                                            ---------    ------------   -------------    ------------    ------------
Minority interest in subsidiaries                  --           4,433              --              --           4,433
                                            ---------    ------------   -------------    ------------    ------------
Shareholders' equity:
   Common stock and additional
       paid-in capital                        105,676         142,675          15,082        (157,757)        105,676
   Retained earnings (deficit)                (22,212)         62,608           1,608         (64,216)        (22,212)
   Treasury stock                                 (32)             --              --              --             (32)
   Stock recapitalization                    (189,589)             --             (55)             55        (189,589)
   Other comprehensive gain (loss)             (2,823)             --            (820)            820          (2,823)
   Notes receivable                            (1,886)             --              --              --          (1,886)
                                            ---------    ------------   -------------    ------------    ------------
     Total shareholders' equity (deficit)    (110,866)        205,283          15,815        (221,098)       (110,866)
                                            ---------    ------------   -------------    ------------    ------------
                                            $ 321,098    $    419,901   $      33,172    $   (321,098)   $    453,073
                                            =========    ============   =============    ============    ============

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2001

                                                           GUARANTOR    NON-GUARANTOR
                                              PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            ---------    ------------   -------------    ------------    ------------
Operating revenues:
   Transportation                           $      --    $    437,729   $      22,609    $       (720)   $    459,618
   Other                                           --          62,143           1,576              --          63,719
                                            ---------    ------------   -------------    ------------    ------------

     Total revenues                                --         499,872          24,185            (720)        523,337

Operating expenses:
   Purchased transportation                        --         298,098           2,672            (720)        300,050
   Depreciation and amortization                   --          31,848           3,277              --          35,125
   Other operating expenses                        --         141,566          17,676              --         159,242
                                            ---------    ------------   -------------    ------------    ------------

Operating income                                   --          28,360             560              --          28,920

Interest expense, net                         (40,227)             --               3              --         (40,224)
Other expense                                      --             (22)             --              --             (22)
Equity in earnings of subsidiaries             16,596              --              --         (16,596)             --
                                            ---------    ------------   -------------    ------------    ------------

Income (loss) before taxes                    (23,631)         28,338             563         (16,596)        (11,326)

Income taxes                                  (11,170)         11,619             686              --           1,135
                                            ---------    ------------   -------------    ------------    ------------

Net income (loss)                           $ (12,461)   $     16,719   $        (123)   $    (16,596)   $    (12,461)
                                            =========    ============   =============    ============    ============

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2000

                                                           GUARANTOR    NON-GUARANTOR
                                              PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                            ---------    ------------   -------------   ------------    ------------
Operating revenues:
   Transportation                           $      --    $    478,741   $      26,984   $        323    $    506,048
   Other                                           --          62,525           2,212             --          64,737
                                            ---------    ------------   -------------   ------------    ------------

     Total revenues                                --         541,266          29,196            323         570,785

Operating expenses:
   Purchased transportation                        --         319,096           3,177            323         322,596
   Depreciation and amortization                   --          33,155           3,889             --          37,044
   Other operating expenses                        --         160,195          21,300             --         181,495
                                            ---------    ------------   -------------   ------------    ------------

Operating income                                   --          28,820             830             --          29,650

Interest expense, net                         (39,934)             --            (302)            --         (40,236)
Other income                                       --             (20)             (4)            --             (24)
Equity in earnings of
     Subsidiaries                              17,448              --              --        (17,448)             --
                                            ---------    ------------   -------------   ------------    ------------

Income (loss) before taxes                    (22,486)         28,840             532        (17,448)        (10,562)

Income taxes                                   19,301          11,824             100             --          31,225
Minority interest                                  --              --              --             --              --
                                            ---------    ------------   -------------   ------------    ------------

Net income (loss)                           $ (41,787)   $     17,016   $         432   $    (17,448)   $    (41,787)
                                            =========    ============   =============   ============    ============

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1999

                                                           GUARANTOR    NON-GUARANTOR
                                              PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                            ---------    ------------   -------------   ------------    ------------
Operating revenues:
   Transportation                           $      --    $    470,081   $      27,572   $         --    $    497,653
   Other                                           --          88,512             642             --          89,154
                                            ---------    ------------   -------------   ------------    ------------

     Total revenues                                --         558,593          28,214             --         586,807

Operating expenses:
   Purchased transportation                        --         317,647           3,572             --         321,219
   Option expense                                  --              --              --             --              --
   Depreciation and amortization                   --          58,597           3,687             --          62,284
   Other operating expenses                        --         166,146          18,155             --         184,301
                                            ---------    ------------   -------------   ------------    ------------

Operating income                                   --          16,203           2,800             --          19,003

Interest expense, net                         (39,810)             --            (642)            --         (40,452)
Other income                                       --             134              --             --             134
Equity in earnings of
     subsidiaries                              10,987              --              --        (10,897)             --
                                            ---------    ------------   -------------   ------------    ------------

Income (loss) before taxes                    (28,823)         16,337           2,158        (10,897)        (21,315)

Income taxes                                  (13,393)          6,698             789             --          (5,906)
Minority interest                                  --             (21)             --             --             (21)
                                            ---------    ------------   -------------   ------------    ------------

Net income (loss)                             (15,430)          9,618           1,369        (10,897)        (15,430)
                                            =========    ============   =============   ============    ============

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001

                                                           GUARANTOR    NON-GUARANTOR
                                              PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                            ---------    ------------   -------------   ------------    ------------
Cash provided by (used for)
     operating activities:
   Net income (loss)                        $ (12,461)   $     16,719   $        (107)  $    (16,612)   $    (12,461)
   Adjustments for non-cash
     charges                                   12,461          19,424           3,328             --          35,213
   Changes in assets and
     liabilities                                   --         (24,036)         (4,399)        16,612         (11,823)
                                            ---------    ------------   -------------   ------------    ------------
Net cash provided by
     Operating activities                          --          12,107          (1,178)            --          10,929
                                            ---------    ------------   -------------   ------------    ------------
Investing activities:
   Capital expenditures                            --         (36,393)         (1,019)            --         (37,412)
   Proceeds from asset
     dispositions                                  --              78           2,398             --           2,476
   Other                                           --              --              --             --              --
                                            ---------    ------------   -------------   ------------    ------------
Net cash used for investing
     activities                                    --         (36,315)          1,379             --         (34,936)
                                            ---------    ------------   -------------   ------------    ------------
Financing activities:
   Proceeds from issuance of
     long-term debt
     and capital leases                        30,000              --              --             --          30,000
   Payment of debt obligations                 (3,019)             --             (64)            --          (3,083)
   Stock transactions                          (1,670)             --              --             --          (1,670)
   Other                                           --              --              --             --              --
   Net change in intercompany
     balances                                 (25,311)         25,311              --             --              --
                                            ---------    ------------   -------------   ------------    ------------
Net cash provided by financing
     activities                                    --          25,311             (64)            --          25,247
                                            ---------    ------------   -------------   ------------    ------------

Net increase in cash                               --           1,105             135             --           1,240
Effect of exchange rate changes
     on cash                                       --          (1,664)             --             --          (1,664)
Cash, beginning of period                          --           2,469             167             --           2,636
                                            ---------    ------------   -------------   ------------    ------------

Cash, end of period                         $      --    $      1,910   $         302   $         --    $      2,212
                                            =========    ============   =============   ============    ============

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000

                                                           GUARANTOR    NON-GUARANTOR
                                              PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                            ---------    ------------   -------------   ------------    ------------
Cash provided by (used for)
     operating activities:
   Net income (loss)                        $ (41,787)         17,016            432    $    (17,448)   $    (41,787)
   Adjustments for non-cash
       Charges                                 41,787          21,581          3,742              --          67,110
   Changes in assets and
       liabilities                                 --         (12,880)         8,301          17,448          12,869
                                            ---------    ------------   ------------    ------------    ------------
Net cash provided by
    Operating activities                           --          25,717         12,475              --          38,192
                                            ---------    ------------   ------------    ------------    ------------
Investing activities:
   Acquisition of subsidiary                       --              --             --              --              --
   Capital expenditures                            --         (19,193)        (3,886)             --         (23,079)
   Proceeds from asset
       dispositions                                --           3,334          1,024              --           4,358
   Other                                           --              --             --              --              --
                                            ---------    ------------   ------------    ------------    ------------

Net cash used for investing
    Activities                                     --         (15,858)        (2,863)             --         (18,721)
                                            ---------    ------------   ------------    ------------    ------------
Financing activities:
   Proceeds from issuance of
       long-term debt                            (314)             --            314              --              --
   Payment of debt obligations                     --          (6,573)       (10,645)             --         (17,218)
   Recapitalization expenditures                   --              --             --              --              --
   Issuance of preferred stock, net               470              --             --              --             470
   Issuance of common stock, net                 (301)             --             --              --            (301)
   Other                                           --             (32)            --              --             (32)
   Net change in intercompany
       balances                                   145            (145)            --              --              --
                                            ---------    ------------   ------------    ------------    ------------

Net cash used for by financing
     activities                                    --          (6,750)       (10,331)             --         (17,081)
                                            ---------    ------------   ------------    ------------    ------------

Net increase in cash                               --           3,108           (718)             --           2,390
Effect of exchange rate changes
     on cash                                       --            (804)            --              --            (804)
Cash, beginning of period                          --             165            885              --           1,050
                                            ---------    ------------   ------------    ------------    ------------

Cash, end of period                         $      --    $      2,469   $        167              --    $      2,636
                                            =========    ============   ============    ============    ============

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999

                                                           GUARANTOR    NON-GUARANTOR
                                              PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                            ---------    ------------   -------------   ------------    ------------

Cash provided by (used for)
     operating activities:
   Net income (loss)                        $ (15,430)   $      9,618   $       1,369   $    (10,987)   $    (15,430)
   Adjustments for non-cash
     charges                                   15,430          45,528           3,718             --          64,676
   Changes in assets and
     liabilities                                   --         (48,192)         (2,872)        10,987         (40,077)
                                            ---------    ------------   -------------   ------------    ------------
Net cash provided by
     Operating activities                          --           6,954           2,215             --           9,169
                                            ---------    ------------   -------------   ------------    ------------
Investing activities:
   Capital expenditures                            --         (20,932)         (4,795)            --         (25,727)
   Proceeds from asset
     dispositions                                  --           7,018             583             --           7,601
   Other                                           --           9,238              13             --           9,251
                                            ---------    ------------   -------------   ------------    ------------

Net cash used for investing
     activities                                    --          (4,676)         (4,199)            --          (8,875)
                                            ---------    ------------   -------------   ------------    ------------
Financing activities:
   Proceeds from issuance of
     long-term debt
     and capital leases                          (952)             --           2,541             --           1,589
   Payment of debt obligations                     --          (8,706)            (58)            --          (8,764)
   Recapitalization
     expenditures                               7,867              --              --             --           7,867
   Stock transactions                             (58)             --              --             --             (58)
   Other                                           --              --              --             --              --
   Net change in intercompany
     balances                                  (6,857)          6,857              --             --              --
                                            ---------    ------------   -------------   ------------    ------------

Net cash provided (used for)
   financing activities                            --          (1,849)          2,483             --             634
                                            ---------    ------------   -------------   ------------    ------------

Net increase in cash                               --             429             499             --             928
Effect of exchange rate changes
     on cash                                       --             456            (419)            --              37
Cash, beginning of period                          --            (720)            805             --              85
                                            ---------    ------------   -------------   ------------    ------------

Cash, end of period                         $      --    $        165   $         885   $         --    $      1,050
                                            =========    ============   =============   ============    ============

                              Exhibits to the 10-K


   Exhibit No.                           Description
   -----------                           -----------
       2.1        Agreement and Plan of Merger, dated as of February 10, 1998, by and among MTL and Sombrero Acquisition Corp.*

       2.2 Agreement and Plan of Merger, dated as of June 9, 1998, by and among Palestra Acquisition Corp., CLC and the shareholders of CLC.*

       2.3 Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 27, 1998, by and among Palestra Acquisition Corp., CLC and the shareholders of CLC.*

       2.4 Amendment No. 2 to the Agreement and Plan of Merger, dated as of August 25, 1998, by and among Palestra Acquisition Corp.,
                  CLC and the shareholders of CLC.*

       3.1        Articles of Incorporation of QDI.*

       3.2        Articles of Amendment dated April 30, 1999 to Articles of
                  Incorporation of QDI.

       3.3        Bylaws of QDI.*

       3.4        Amendment dated November 8, 1999 to the Bylaws of QDI.

       3.5 Articles of Amendment dated February 14, 2002 to the Articles of Incorporation of QDI.

       4.1 Credit Agreement, dated as of June 9, 1998, and amended and restated as of August 28, 1998, between MTL, Levy Transport,
                  Ltd., the lenders party thereto and Credit Suisse First
                  Boston, as administrative agent.*

       4.2        First Amendment to Credit Agreement dated as of September 1,
                  1998.

       4.3        Second Amendment to Credit Agreement dated as of November 19,
                  1999.

       4.4        Third Amendment to Credit Agreement dated as of May 23,
                  2001.**

       4.5        Fourth Amendment to Credit Agreement dated as of December 14,
                  2001.

       4.6 Indenture, dated as of June 9, 1998, by and among MTL, the Guarantors and United States Trust Company, as trustee
                  (including form of 10% Senior Subordinated Notes due 2006 and form of Floating Interest Rate Subordinated Term Securities due 2006.*

       4.7 First Supplemental Indenture, dated as of August 28, 1998, by and among QDI, CLC and its subsidiaries as Guarantors, to the Indenture dated June 9, 1998.*

       4.8        Articles of Amendment for 13.75% Senior Exchangeable Preferred
                  Stock.*

       4.9        Articles of Amendment for 8% Redeemable Preferred Stock.*

      4.10        Exchange Indenture re: 13.75% Senior Exchangeable Preferred
                  Stock.*

      4.11 Form of 10% Senior Subordinated Notes due 2006 (filed as part of Exhibit 4.6).*

      4.12 Form of Floating Interest Rate Subordinated Term Securities due 2006 (filed as part of Exhibit 4.6).*

      4.13        Amended and Restated Shareholders' Agreement, dated as of
                  February 10, 1998, among MTL, Apollo Investment Fund III,
                  L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund
                  III, L.P. and certain shareholders of QDI.*

      4.14        Amended and Restated Common and Preferred Stock Purchase and
                  Shareholders' Agreement, dated as of August 28, 1998, among BT
                  Investment Partners, Inc., MTL Equity Investors, L.L.C.,
                  Apollo Investment Fund III, L.P., Apollo Overseas Partners
                  III, L.P., Apollo U.K. Fund III, L.P. and MTL.

      4.15 Amended and Restated Registration Rights Agreement, dated as of August 28, 1998, among Apollo Investment Fund III, L.P.,
                  Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P.
                  and MTL.*

      10.1        1998 Stock Option Plan of QDI.*

      10.2        Employment Agreement, dated as of February 10, 1998, between
                  MTL and Richard J. Brandewie.*

      10.3        Employment Agreement, dated November 8, 1999, between QDI and
                  Thomas L. Finkbiner.

      10.4        Employment Agreement, dated November 19, 2000, between QDI and
                  Douglas B. Allen, as revised on November 27, 2000.

      10.5        Employment Agreement, dated March 23, 2000, between QDI and
                  Dennis R. Farnsworth.

      10.6        Employment Agreement, dated March 27, 2000, between QDI and
                  Virgil T. Leslie.

      10.7        Employment Agreement, dated June 23, 1998, between MTL and
                  Dennis R. Copeland.

      10.8        Employment Agreement, dated February 10, 1998, between MTL and
                  Charles J. O'Brien.*

      10.9        Supplemental Letter, dated as of February 10, 1998, between
                  MTL and Charles J. O'Brien.*

      10.10 Amendment dated [January 13, 2000] to Employment Agreement between QDI and Charles J. O'Brien.

      10.12 Amendment, dated October 23, 2001, to Employment Agreement dated February 10, 1998 between QDI and Charles J. O'Brien.



      10.13       Stock Option Agreement, dated November 19, 2000, between
                  Douglas B. Allen and QDI.

      10.14       Promissory Note, dated November 8, 1999, issued by Thomas L.
                  Finkbiner to QDI.

      10.15       Pledge Agreement, dated November 8, 1999, between Thomas L.
                  Finkbiner and QDI.

      10.16       Stock Option Agreement, dated November 8, 1999, between Thomas
                  L. Finkbiner and QDI.

      10.19       Non Competition Agreement, dated February 10, 1998, between
                  QDI and Elton E. Babbit.*

      10.20       Non Competition Agreement, dated February 10, 1998, between
                  QDI and Gordon Babbit.*

      10.21       Management Agreement, dated February 10, 1998, between Apollo
                  Management, L.P. and QDI.*

      10.22 Limited Recourse Secured Promissory Note, dated June 9, 1998, issued by Marvin Sexton to QDI and corresponding pledge agreement.*

      10.23       Consulting Agreement, dated February 10, 1998, between MTL and
                  Elton E. Babbit.*

      21.1        List of Subsidiaries.

* Incorporated herein by reference to the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 Registration No. 333-66711.

** Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2001.