Form 10-Q
period 2002-03-31
QUALITY DISTRIBUTION INC
filed 2002-05-14
CIK 922863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	MARCH 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________________ to _________________________________________

Commission File Number:	0-24180

Quality Distribution, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3239073

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3802 Corporex Park Drive, Tampa, FL	33619

(Address of Principal Executive Offices)	(Zip Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐   Yes    ☐   No

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at MARCH 31, 2002

(Common Stock, $.01 par value)	1,991,726

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

INDEX

			Page No.

Part I	Financial Information
	Item 1	Financial Statements
	Condensed consolidated balance sheets – March 31, 2002 (unaudited) and December 31, 2001		3-4
	Condensed consolidated statements of operations – Three months ended March 31, 2002 and 2001 (unaudited)		5
	Condensed consolidated statements of cash flows – Three months ended March 31, 2002 and 2001 (unaudited)		6
	Notes to condensed consolidated financial statements (unaudited)		7-23
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-26
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Part II	Other Information
	Item 1	Legal proceedings	28
	Item 4	Submission of matters to a vote of security holders	28
	Item 6	Exhibits and Reports on Form 8-K	28
Signatures			29

FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001
	(Unaudited)	*

ASSETS
Current Assets:
Cash	$1,887	$2,212
Accounts receivable	100,356	98,173
Allowance for doubtful accounts	(9,486)	(9,272)
Inventories	1,075	1,143
Prepaid expenses	6,425	5,767
Prepaid tires	8,806	8,968
Income tax receivable	6	306
Other	2,393	2,666

Total current assets	111,462	109,963
Property, plant and equipment	348,359	348,687
Less — accumulated depreciation and amortization	(177,295)	(171,328)

	171,064	177,359
Goodwill, net	150,510	150,510
Intangibles	2,089	2,265
Other Assets	8,335	8,881

	$443,460	$448,978

*     Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(continued)

	March 31,	December 31,
	2002	2001
	(Unaudited)	*

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Current maturities of indebtedness	$2,679	$2,677
Accounts payable and accrued expenses	61,945	62,848
Affiliates and owner operators payable	7,125	4,930
Income taxes payable	1,077	1,092

Total current liabilities	72,826	71,547
Long term bank debt, less current maturities	299,011	301,179
Subordinated debt	140,000	140,000
Environmental liabilities	34,874	36,163
Other long term obligations	12,930	13,744
Deferred tax	1,198	1,270

Total liabilities	560,839	563,903
Minority interest in subsidiary	1,833	1,833
Manditorily redeemable preferred stock	17,065	16,499
Manditorily redeemable common stock (30 shares)	1,210	1,210
Stockholders’ (deficit):
Common stock, $.01 par value; 15,000 shares authorized	20	20
Additional paid-in-capital	105,544	105,544
Treasury stock	(628)	(402)
Accumulated (deficit)	(41,082)	(37,435)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive (loss)	(9,976)	(10,829)
Notes receivable	(1,776)	(1,776)

Total stockholders’(deficit)	(137,487)	(134,467)

	$443,460	$448,978

*     Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended
	March 31,

	2002	2001

Operating Revenues:
Transportation	$104,734	$115,076
Other	20,192	15,727

Total operating revenues	124,926	130,803
Operating Expenses:
Purchased transportation	71,116	74,217
Depreciation and amortization	8,113	8,648
Other operating expenses	38,610	39,180

Operating income	7,087	8,758
Interest expense, net	9,907	9,441
Other income (expense)	(36)	13

Loss before taxes	(2,856)	(670)
Benefit (provision) for income taxes	(189)	(360)

Net loss	(3,045)	(1,030)
Preferred stock dividends and accretions	(602)	(397)

Net loss attributable to common stockholders	$(3,647)	$(1,427)

Per Share Data:
Basic and diluted loss per common share	$(1.83)	$(.71)

Weighted average number of common shares outstanding-basic and diluted	1,996	2,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) - (In thousands)

	Three months ended
	March 31,

	2002	2001

Cash flows provided by (used in)
Operating activities:
Net loss	$(3,045)	$(1,030)
Adjustments for non cash charges	8,985	9,420
Changes in assets and liabilities	(2,028)	946

Net cash provided by operating activities	3,912	9,336
Investing activities:
Capital expenditures	(2,939)	(6,619)
Proceeds from asset dispositions	1,008	1,122

Net cash (used in) investing activities	(1,931)	(5,497)
Financing activities:
Payment of debt obligation	(2,169)	(1,251)
Preferred stock redemption	—	(2,600)
Other	(263)	275

Net cash (used in) financing activities	(2,432)	(3,576)

Net increase (decrease) in cash	(451)	263
Effect of exchange rate changes on cash	126	(583)
Cash, beginning of period	2,212	2,636

Cash, end of period	$1,887	$2,316

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$6,550	$6,315
Income taxes	$73	$208
Supplemental disclosures of Non-cash activities:
Preferred Stock Accretion	$566	$361
Unrealized gain or (loss) on derivative instruments	$(142)	(903)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
 Item 1. FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed, consolidated financial statements of Quality Distribution, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made in the fiscal 2001 statements to conform to the 2002 presentation.

For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s annual report on Form 10-K which was filed March 29, 2002.

Operating results for the first quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. LIQUIDITY:

Our credit agreements include financial covenants which were modified December 14, 2001 as part of an amendment (the “Fourth Amendment”) thereto. The new financial covenants are less restrictive than the original covenants and remain in effect for four consecutive calendar quarters ending December 31, 2002. Our credit agreement includes financial covenants which require minimum or maximum ratios to be maintained. The financial covenants in the Fourth Amendment are less restrictive than the previously existing covenants and cover the calendar quarters through December 31, 2002. The Company currently believes that it will be in compliance with the covenants through December 31, 2002. In addition, the Fourth Amendment restricts the future availability of the revolving credit facility to an incremental $15 million above the balance at the date of the agreement, plus places restrictions on the amount of capital expenditures allowed.

On April 5, 2002, we entered into a fifth amendment (the “Fifth Amendment”) to our credit agreement. The Fifth Amendment will further amend the financial covenants through the date of the final maturity of our credit agreement. Such revised covenants will be less restrictive than the previously existing covenants for the period beginning March 31, 2003 through final maturity of our credit agreement. The revised covenants in the Fifth Amendment will only become effective if we are able to satisfy certain conditions. If the Debt/Equity Exchange is consummated as a result of the Exchange Offer, then the conditions to effectiveness will be satisfied. There can be no assurance that the amendments to the financial covenants in the Fifth Amendment will become effective, or that if they do, that we will be able to comply with such revised financial covenants. (See note 7 — Subsequent Events for a discussion of the Exchange Offer).

3. COMPREHENSIVE INCOME:

Comprehensive Income is as follows: (dollars in thousands)

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(3,045)	$(1,030)
Other comprehensive income (loss):
Foreign currency translation adjustments	(79)	(421)
Unrealized gain or (loss) on derivative instruments	933	(903)

Comprehensive loss	$(2,191)	$(2,354)

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

The Company has approximately $344 million and $341.7 million of variable interest debt at December 31, 2001 and March 31, 2002, respectively. The Company has entered into interest rate swap agreements designated as a partial hedge of its’ variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations.

The notional amounts of $160 million at December 31, 2001 and March 31, 2002 do not represent a measure of exposure of the Company. The Company will pay counterparties interest at a fixed rate ranging from 4.765% to 5.155%, and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements at December 31, 2001 and March 31, 2002 was 1.90% and 2.03%, respectively. These agreements mature and renew every three months and expire at dates ranging from July 2, 2002 to September 22, 2002. A 10% fluctuation in interest rates would have a $1.3 million impact, net of interest rate swap agreements, on future earnings on an annual basis.

The nature of the Company’s business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates and currency exchange rates. The Company uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001 accounting changes described above affected only the pattern and the timing of the non-cash accounting recognition.

A reconciliation of current period changes in the component of accumulated other comprehensive loss as it relates to derivatives is as follows:

	Three Months Ended

	March 31, 2002	March 31, 2001
(In thousands)
Balance beginning of period	$(3,346)	$337
Current period declines in fair value	(142)	(1,444)
Reclassifications to earnings	1,075	204

Balance at end of period	$(2,413)	$(903)

Additional disclosures required by SFAS No. 133, as amended, are provided in the following paragraphs.

Hedges of Future Cash Flows

Per SFAS 133, the ineffective portion of changes in fair values of hedge positions should be reported in earnings. All hedges were effective at March 31, 2002, and as such, there are no earnings reclassifications at March 31, 2002 or 2001, due to ineffective hedges. There were no amounts excluded from the measure of effectiveness related to the hedge of future cash flows.

For the three months ended March 31, 2002 and 2001, $1.1 million and $.2 million, respectively, was reclassified to earnings as interest expense. The $(2.4) million recorded in accumulated other comprehensive loss at March 31, 2002 is expected to be reclassified to future earnings, contemporaneously with and primarily offsetting changes in interest expenses on floating-rate instruments. The actual amounts that will be reclassified to earnings will vary from this amount as a result of changes in market conditions.

5. ENVIRONMENTAL MATTERS:

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

We are staffed with environmental experts who manage our environmental exposure relating to historical operations and develop policies and procedures, including periodic audits of our terminals and tank cleaning facilities, in an effort to avoid circumstances that could lead to future environmental exposure.

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances either under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (“CERCLA”) or comparable state laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or our business reputation. As the result of environmental studies conducted at our facilities in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation.

We have also been named a potentially responsible party (“PRP”), or have otherwise been alleged to have some level of responsibility, under CERCLA or similar state laws for cleanup of off-site locations at which our waste, or material transported by us, has allegedly been disposed of. We have asserted defenses to such actions and have not incurred significant liability in the CERCLA cases settled to date. While we believe that we will not bear any material liability in any current or future CERCLA matters, there can be no assurance that we will not in the future incur material liability under CERCLA or similar laws. See Certain Considerations — Environmental Risk Factors for a discussion of certain risks of our being associated with transporting hazardous substances.

We are currently solely responsible for remediation of the following two federal Superfund sites:

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

CLC initiated litigation against its insurers to recover its costs in connection with environmental cleanups at its sites. In a case captioned Chemical Leaman Tank Lines, Inc. v. Aetna Casualty & Surety Co., et al., Civil Action No. 89-1543 (SSB) (D.N.J.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at the Bridgeport site. In a case captioned The Aetna Casualty and Surety Company v. Chemical Leaman Tank Lines, Inc., et al., Civil Action No. 94-CV-6133 (E.D. Pa.), Chemical Leaman sought from its insurers reimbursement of substantially all past and future environmental cleanup costs at its other sites. In an agreement dated as of November 18, 1999, Chemical Leaman favorably resolved these outstanding insurance claims. In early 2000, we received settlement proceeds of approximately $11.0 million.

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

Other Environmental Matters. CLC has been named as PRP under CERCLA and similar state laws at approximately 35 former waste treatment and/or disposal sites including the Helen Kramer Landfill Site where CLC previously settled its liability. In general, CLC is among several PRP’s named at these sites. CLC is also named as a co-defendant in two civil toxic tort claims arising from alleged exposure to hazardous substances that were allegedly transported to disposal sites by CLC and other co-defendants. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York and its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. As a result of our acquisition of CLC, we identified other owned or formerly owned properties that may require investigation and/or remediation, including properties subject to the New Jersey Industrial Sites Recovery Act (ISRA). CLC’s involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. We have established reserves for liabilities associated with the Helen Kramer Landfill, CLC’s facility at Tonawanda, New York and CLC’s former facility in Putnam County, West Virginia and other matters discussed above.

6. NEW ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 2002, the Corporation adopted the provisions of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets” (Statement 142). As a result of the adoption of Statement 142, the amortization of goodwill ceased, resulting in an increase in net income for the quarter ended March 31, 2002 of $0.9 million. Goodwill is subject to an annual impairment test. The Company expects to have its initial impairment test complete by the end of the second quarter. Intangible assets consist mainly of non-compete agreements with lives ranging from 2-5 years, and an intangible pension plan asset. Accumulated amortization of intangible assets are $1.6 million and $1.4 million, at March 31, 2002 and December 31, 2001, respectively.

The following table presents net loss on a comparable basis, after adjustment for goodwill amortization (in thousands, except per share amounts):

	March 31,	March 31,
	2002	2001

Net loss:
As reported	$(3,045)	$(1,030)
Goodwill amortization (net of tax)	—	952

Adjusted net loss	$(3,045)	$(78)

Basic and diluted loss per common share:
As reported	$(1.83)	$(.71)

As adjusted	$(1.83)	$(.03)

7. SUBSEQUENT EVENTS:

Pursuant to the terms of an Offering Memorandum and Consent Solicitation Statement, dated April 10, 2002 (the “Offering Memorandum”), Quality Distribution, Inc. (the “Company”) commenced an offer (the “Exchange Offer”) to exchange (the “Debt/Equity Exchange”), for each $1,000 in principal amount of its currently outstanding 10% Series B Senior Subordinated Notes due 2006 (the “Fixed Rate Notes”) and Series B Floating Interest Rate Subordinated Term Securities due 2006 (FIRSTSSM) (the “FIRSTS” and, together with the Fixed Rate Notes, for debt and equity securities (the “Debt/Equity Securities”) consisting of (i) $650 principal amount of new 12 1/2% Senior Subordinated Secured Notes due 2008 (the “New Notes”) to be issued by a wholly owned subsidiary of the Company and which will acquire substantially all of the Company’s assets, (B) $150 principal amount of new 12% Junior Subordinated PIK Notes due 2009 (the “Junior PIK Notes”) to be issued by the Company and (C) 1.59 Warrants, each to purchase one share of the Company’s common stock, par value $0.01 per share (the “Common Stock”, at an exercise price of $10 per share (the “Warrants”).

The completion of the Debt/Equity Exchange is conditioned upon, among other things, at least $61.3 million aggregate principal amount of Notes (excluding the $53.0 million aggregate principal amount of Notes covered by the Lock-Up Agreements described below) being validly tendered (and not properly withdrawn)

in the Exchange Offer (the “$61.3 Million Threshold”). If the $61.3 million Threshold is not satisfied, the Debt/Equity Exchange will not occur and eligible holders of Notes who have validly tendered (and not properly withdrawn) their Notes in the Exchange Offer prior to the expiration date will receive in exchange (the “Senior Note Exchange”) for their Notes a like principal amount of new 10% Senior Secured Notes due 2008 (the “10% Senior Secured Notes”) to be issued by the Company. The Exchange Offer will expire on May 24, 2002, unless extended.

In conjunction with the Exchange Offer, the Company is soliciting consents from holders of Notes to amend the existing indenture governing the Notes. The proposed amendments would eliminate many of the restrictive covenants contained in the existing indenture and allow, among other things, the Company to complete the Debt/Equity Exchange. The proposed amendments require for adoption the Company’s receipt of consents from holders representing at least a majority of the outstanding principal amount of Notes held by persons other than the Company or its affiliates. The adoption of the proposed amendments to the existing indenture is not conditioned on the consummation of the Debt/Equity Exchange.

In connection with the Exchange Offer, on April 10, 2002, the Company entered into lock-up agreements (collectively, the “Lock-Up Agreements”) with (i) certain affiliates of Apollo Management, L.P., the Company’s controlling stockholder (“Apollo”), (ii) certain affiliates of Ares Management, L.P. (“Ares”) and (iii) certain members of the Company’s management (the “Management Group”). Apollo, Ares and the Management Group collectively hold $53.0 million aggregate principal amount, or approximately 37.9%, of Notes.

The Lock-Up Agreements provide that (i) if the $61.3 Million Threshold is satisfied (but the $78.3 Million Threshold (as defined below) and certain other conditions are not satisfied or waived) and the Debt/Equity Exchange is consummated pursuant to the terms of the Offering Memorandum, then Apollo, Ares and the Management Group will exchange their Notes for the Debt/Equity Securities, (ii) if at least $78.3 million aggregate principal amount of Notes (excluding the $53.0 million aggregate principal amount of Notes covered by the Lock-Up Agreements) are validly tendered (and not properly withdrawn) in the Exchange Offer (the “$78.3 Million Threshold”) and certain other conditions are satisfied or waived, then, in lieu of receiving Debt/Equity Securities, Apollo will exchange its $29.5 million of Notes for shares of the Company’s 13.75% preferred stock, $0.01 par value per share (the “13.75% Preferred Stock”) and purchase an additional $10.0 million of 13.75% Preferred Stock, (iii) if Apollo exchanges its Notes for 13.75% Preferred Stock as described in clause (ii) above, then the Management Group, in lieu of receiving Debt/Equity Securities, will exchange its $1.0 million of Notes for shares of 13.75% Preferred Stock and (iv) if the Senior Note Exchange is consummated, then Apollo, Ares and the Management Group will exchange their $53.0 million aggregate principal amount of Notes for a like principal amount of 10% Senior Secured Notes. On May 10, 2002, Apollo agreed to waive the $78.3 million threshold condition upon satisfaction of the $61.3 million threshold.

The Debt/Equity Securities or the 10% Senior Secured Notes, as applicable, and the 13.75% Preferred Stock will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. This report is neither an offer to exchange, nor the solicitation of an offer to exchange, any Notes for Debt/Equity securities or 10% Senior Secured Notes, as applicable, nor the solicitation of any consents to the proposed amendments to the existing indenture for the Notes.

On April 5, 2002, we entered into a fifth amendment (the “Fifth Amendment”) to our credit agreement. The Fifth Amendment will further amend the financial covenants through the date of the final maturity of our credit agreement. Such revised covenants will be less restrictive than the previously existing covenants for the period beginning March 31, 2003 through final maturity of our credit agreement. The revised covenants in the Fifth Amendment will only become effective if we are able to satisfy certain conditions. If the Debt/Equity Exchange is consummated as a result of the Exchange Offer, then the conditions to effectiveness will be satisfied. There can be no assurance that the amendments to the financial covenants in the Fifth Amendment will become effective, or that if they do, that we will be able to comply with such revised financial covenants.

8. GEOGRAPHIC SEGMENTS

The Company’s operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company’s operations in different geographic areas for the quarters ended March 31, 2002 and March 31, 2001, is as follows:

	March 31, 2001

	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED

Operating revenues	$124,293	$6,510	$—	$130,803
Net operating income	8,641	117	—	8,758
Identifiable assets	432,585	26,630	(14,196)	445,019
Depreciation and amortization	7,785	863	—	8,648
Capital expenditures	6,194	425	—	6,619

	March 31, 2002

	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED

Operating revenues	$120,057	$4,869	$—	$124,926
Net operating income	6,952	135	—	7,087
Identifiable assets	432,604	12,413	(1,557)	443,460
Depreciation and amortization	7,414	699	—	8,113
Capital expenditures	2,926	13	—	2,939

9. GUARANTOR SUBSIDIARIES:

The 10% Series B Senior Subordinated Notes and Series B Floating Interest Rate Subordinated Term Notes issued in June 1998 and due 2006 are unconditionally guaranteed on a senior unsecured basis pursuant to guarantees by all the Company’s direct and indirect domestic subsidiaries, except Bulknet (“The Guarantors”). Each of the Company’s direct and indirect subsidiaries is 100% owned. All non-domestic subsidiaries including Levy Transport Ltd. are non-guarantor subsidiaries.

The Company conducts substantially all of its business through and derives virtually all its income from its subsidiaries. Therefore, the Company’s ability to make required principal and interest payments with respect all to the Company’s indebtedness, including the Notes and other obligations, depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments. The subsidiary guarantors are wholly owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis.

The Company has not presented separate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the Notes.

The following condensed consolidating financial information presents:

1.	Balance Sheets as of March 31, 2002 and December 31, 2001.

2.	Statements of Operations for the three months ended March 31, 2002 and 2001.

3.	Statements of Cash Flows for the three months ended March 31, 2002 and 2001.

4.	The parent company and combined guarantor subsidiaries.

5.	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

FORM 10-Q
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
MARCH 31, 2002
(Unaudited)
(In thousands)

			Non
		Guarantor	Guarantor
	Parent	Subs	Subs	Eliminations	Consolidated

ASSETS
Current Assets:
Cash	$—	$602	$1,285	$—	$1,887
Accounts receivable, net	—	88,510	2,360	—	90,870
Inventories	—	850	225	—	1,075
Prepaid expense and other Current assets	—	16,901	729	—	17,630

Total current assets	—	106,863	4,599	—	111,462
Property and equipment, net	—	155,920	15,144	—	171,064
Intangibles & goodwill, net	—	151,793	806	—	152,599
Other assets	100,000	8,331	4	(100,000)	8,335
Investment in subsidiaries	217,478	—	—	(217,478)	—

	$317,478	$422,907	$20,553	$(317,478)	$443,460

FORM 10-Q
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
MARCH 31, 2002
(Unaudited) — (In thousands, continued)

		Guarantor	Non-Guarantor
	Parent	Subs	Subs	Elim's	Consolidated

Current Liabilities:
Current maturities of indebtedness	$2,679	$—	$—	$—	$2,679
Accounts payable and accrued expense	—	54,725	1,965	—	56,690
Inter-company		3,988	(3,988)	—
Independent contractors payable	—	7,142	(17)	—	7,125
Other current liabilities	—	5,255	—	—	5,255
Income taxes payable	—	659	418	—	1,077

Total current liabilities	2,679	71,769	(1,622)	—	72,826
Bank debt, less current maturities	294,011	—	5,000	—	299,011
Subordinated debt, less current maturities	140,000	100,000	—	(100,000)	140,000
Other long term liabilities	—	11,023	—	—	11,023
Environmental liabilities	—	34,874	—	—	34,874
Deferred income taxes	—	(1,064)	2,262	—	1,198
Accrued loss and damage claims	—	1,907	—	—	1,907

Total liabilities	$436,690	$218,509	$5,640	$(100,000)	$560,839
Minority interest in subsidiaries	—	1,833	—	—	1,833
Mandatorily redeemable preferred stock	17,065	—	—	—	17,065
Mandatorily redeemable common stock	1,210	—	—	—	1,210
Stockholders’ Equity (Deficit):
Common stock and Additional paid-in-capital	105,564	140,254	15,082	(155,336)	105,564
Retained earnings	(41,082)	62,311	1,053	(63,364)	(41,082)
Stock recapitalization	(189,589)	—	(55)	55	(189,589)
Treasury stock	(628)	—	—	—	(628)
Other stockholders’ equity	(9,976)	—	(1,167)	1,167	(9,976)
Note receivable	(1,776)	—	—	—	(1,776)

Total stockholders’ equity (deficit)	(137,487)	202,565	14,913	(217,478)	(137,487)

	$317,478	$422,907	$20,553	$(317,478)	$443,460

FORM 10-Q
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
(Unaudited)
(In thousands)

	Parent	Guarantor Subs	Non-Guarantor Subs	Elim's	Consolidated*

ASSETS
Current Assets:
Cash	$—	$1,909	$303	$—	$2,212
Accounts receivable, net	—	86,017	2,884	—	88,901
Inventories	—	874	269	—	1,143
Prepaid expenses and other current assets	—	17,166	541	—	17,707

Total Current Assets	—	105,966	3,997	—	109,963
Property and equipment, net	—	160,998	16,361	—	177,359
Intangibles & goodwill, net	—	151,969	806	—	152,775
Other assets	100,000	8,877	4	(100,000)	8,881
Investment in subsidiaries	227,098	—	—	(227,098)	—

	$327,098	$427,810	$21,168	$(327,098)	$448,978

*     Condensed from audited financial statements.

FORM 10-Q
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
(Unaudited, in thousands, continued)

		GUARANTOR	NON-GUARANTOR
	PARENT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Current liabilities:
Current maturities of indebtedness	$2,677	$—	$—	$—	$2,677
Accounts payable	—	11,432	1,985	—	13,417
Inter-company	—	(1,133)	1,133	—	—
Affiliates and owner-operators payable	—	4,902	28	—	4,930
Accrued expenses	—	49,431	—	—	49,431
Income taxes payable	—	663	429	—	1,092

Total current liabilities	2,677	65,295	3,575	—	71,547
Long-term debt, less current maturities	441,179	—	—	—	441,179
Environmental liabilities	—	36,163	—	—	36,163
Other long-term liabilities	—	113,744	—	(100,000)	13,744
Deferred income tax	—	(1,189)	2,459	—	1,270

Total liabilities	443,856	214,013	6,034	(100,000)	563,903

Mandatorily redeemable common stock	1,210	—	—	—	1,210

Mandatorily redeemable preferred stock	16,499	—	—	—	16,499

Minority interest in subsidiaries	—	1,833	—	—	1,833

Stockholders’ Equity (deficit):
Common stock and additional paid-in capital	105,564	149,653	15,082	(164,735)	105,564
Retained earnings (deficit)	(37,435)	62,311	1,195	(63,506)	(37,435)
Treasury stock	(402)	—	—	—	(402)
Stock recapitalization	(189,589)	—	(55)	55	(189,589)
Other comprehensive gain (loss)	(10,829)	—	(1,088)	1,088	(10,829)
Note receivable	(1,776)	—	—	—	(1,776)

Total stockholders’ equity (deficit)	(134,467)	211,964	15,134	(227,098)	(134,467)

	$327,098	$427,810	$21,168	$(327,098)	$448,978

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2002
(Unaudited) — (In thousands)

	Parent	Guarantor Subs	Non-Guarantor Subs	Elim's	Consolidated

Operating Revenues:
Transportation	$—	$100,216	$4,518	$—	$104,734
Other	—	19,825	367	—	20,192

	—	120,041	4,885	—	124,926
Operating Expenses:
Purchased transportation	—	70,520	596	—	71,116
Depreciation and amortization	—	7,373	740	—	8,113
Other operating expenses	—	35,039	3,571	—	38,610

Operating income (loss)	—	7,109	(22)	—	7,087
Interest expense, net	9,851	—	56	—	9,907
Other (income) expense	—	(36)	—	—	(36)
Equity in earnings (loss) of subsidiaries	4,031	—	—	(4,031)	—

Income (loss) before taxes	(5,820)	7,073	(78)	(4,031)	(2,856)
Income taxes	(2,775)	2,900	64	—	189

Net income (loss)	$(3,045)	$4,173	$(142)	$(4,031)	$(3,045)

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBS CONDENSED CONSOLIDATING STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2001
(Unaudited) — (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subs	Subs	Elim's	Consolidated

Operating Revenues:
Transportation	$—	$108,916	$6,160	$—	$115,076
Other	—	15,286	441	—	15,727

	—	124,202	6,601	—	130,803
Operating Expenses:
Purchased transportation	—	73,419	798	—	74,217
Depreciation and amortization	—	7,762	886	—	8,648
Other operating expenses	—	34,235	4,945	—	39,180

Operating income (loss)	—	8,786	(28)	—	8,758
Interest expense, net	9,443	—	(2)	—	9,441
Other (income) expense	—	(14)	1	—	(13)
Equity in earnings (loss) of subsidiaries	5,105	—	—	(5,105)	—

Income (loss) before benefit (provision) for income taxes	(4,338)	8,800	(27)	(5,105)	(670)
Benefit (provision) for income taxes	(3,308)	3,608	60	—	360

Net income (loss)	$(1,030)	$5,192	$(87)	$(5,105)	$(1,030)

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 (Unaudited) — (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subs	Subs	Elim's	Consolidated

Cash provided by (used in)
Operating activities:
Net income (loss)	$(3,045)	$4,173	$(142)	$(4,031)	$(3,045)
Adjustments for non cash charges	3,045	2,084	3,856	—	8,985
Changes in assets/liabilities	—	3,475	(9,534)	4,031	(2,028)

Net cash provided by (used in) operating activities	—	9,732	(5,820)	—	3,912
Investing activities:
Capital expenditures	—	(1,578)	(1,361)	—	(2,939)
Proceeds from asset dispositions	—	(1,549)	2,557	—	1,008

Net cash provided by (used in) investing activities	—	(3,127)	1,196	—	(1,931)
Financing activities:
Proceeds from issuance of long term debt	(5,771)	—	5,771	—	—
Payment of obligations	(2,069)	—	(100)	—	(2,169)
Issuance of common stock	—	—	—	—	—
Other	—	(199)	(64)	—	(263)
Net change in intercompany balances	7,840	(7,840)	—	—	—

Net cash provided by (used in) financing activities	—	(8,039)	5,607	—	(2,432)

Net increase (decrease) in cash	—	(1,434)	983	—	(451)
Effect of exchange rate changes on cash	—	126	—	—	126
Cash, beginning of period	—	1,910	302	—	2,212

Cash, end of period	$—	$602	$1,285	$—	$1,887

FORM 10-Q
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING MARCH 31, 2001 (Unaudited) — (In thousands)

		Guarantor	Non-Guarantor
	Parent	Subs	Subs	Elim’s	Consolidated

Cash provided by (used in)
Operating activities:
Net income (loss)	$(1,030)	$5,192	$(87)	$(5,105)	$(1,030)
Adjustments for non cash charges	1,030	7,823	904	—	9,757
Changes in assets/liabilities	—	(7,271)	2,775	5,105	609

Net cash provided by operating activities	—	5,744	3,592	—	9,336
Investing activities:
Capital expenditures	—	(5,998)	(621)	—	(6,619)
Proceeds from asset dispositions	—	1,007	115	—	1,122

Net cash (used in) investing activities	—	(4,991)	(506)	—	(5,497)
Financing activities:
Proceeds from issuance of long term debt	3,860	—	(3,860)	—	—
Payment of obligations	—	(1,251)	—	—	(1,251)
Preferred stock redemption	(2,600)	—	—	—	(2,600)
Other	—	275	—	—	275
Net change in inter-company balances	(1,260)	1,260	—	—	—

Net cash provided by (used In) financing activities	—	284	(3,860)	—	(3,576)

Net increase (decrease) in cash	—	1,037	(774)	—	263
Effect of exchange rate changes on cash	—	(583)	—	—	(583)
Cash, beginning of period	—	2,242	394	—	2,636

Cash, end of period	$—	$2,696	$(380)	$—	$2,316

FORM 10-Q
 PART 1 — FINANCIAL INFORMATION
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2002 COMPARED TO THE FIRST QUARTER 2001

RESULTS OF OPERATIONS

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

For the quarter ended March 31, 2002, revenues totaled $124.9 million, a 4.5% decrease from revenues of $130.8 million for the same period in 2001. This decrease is primarily attributable to lower fuel surcharges of $3.6 million and 1.5 fewer service days. Operating revenue excluding surcharges on a per service day basis was flat first quarter ended March 31, 2002 compared to the same period in 2001.

The decline in demand in the last several quarters is reflective of the softness in the manufacturing sector over the same period. The first quarter of 2002 showed signs that the demand in base business has began to stabilize. The overall decline in base business demand in the first quarter 2002 over same quarter last year, accompanied by flat pricing environment were offset partially by growth in new business as a result of successful competitive bids, plus several strategic asset purchases in the latter half of 2001. For the quarter ended March 31, 2002, operating income totaled $7.1 million, a decrease of $1.7 million compared to $8.8 million for the same period in 2001. This decline is primarily the result of lower revenue discussed above, plus higher insurance expense in 2002. Significant insurance increases began in September 2001 when the Company entered into a new insurance policy period. These factors were partially offset by an increase in operating income of $.9 million as a result of the elimination of amortization of goodwill in 2002 due to the adoption of FAS 142.

The operating ratio for the quarter ended March 31, 2002 was 94.3% compared to 93.3% for the same period in 2001.

Interest expense, net, increased to $9.9 million in the quarter ended March 31, 2002, from $9.4 million in the quarter ended March 31, 2001. This increase is the result of increased borrowings in the current year, plus costs associated with several amendments to our credit facility in 2001.

The pre-tax loss for the quarter ended March 31, 2002 totaled $2.9 million compared to a $0.7 million loss for the same period in 2001 as a result of the items discussed above.

Benefit (provision) for income tax decreased from $0.4 million to $0.2 million due to the relative impact of non-deductible items on the different pre-tax amounts and the non-recognition of tax benefits.

For the quarter ended March 31, 2002, the Company’s net loss was $3.0 million compared with a $1.0 million loss for the same period last year as a result of the items discussed above.

Basic weighted average shares decreased to 1,996,000 in the first quarter of 2002 from 2,021,000 at March 31, 2001. As of March 31, 2002, a total of 1,991,726 shares were outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are funds provided by operations and borrowings under various credit arrangements with financial institutions.

Net cash provided by operating activities totaled $3.9 million for the three months ended March 31, 2002, versus $9.3 million for the same period in 2001. The change in cash provided by operations was due to the timing of cash receipts related to accounts payable and payments of trade and other payables.

Cash used by investing activities totaled $1.9 million for the three month period ended March 31, 2002, compared to $5.5 million used for the comparable 2001 period. Capital was used primarily to acquire replacement revenue equipment and for significant upgrades to the Company’s computer infrastructure and new dispatch system in 2001 and 2002.

Cash used for financing activities totaled $2.4 million during the three month period ended March 31, 2002, compared to $3.6 million used in the comparable period in 2001. This difference is due to the purchase of CLC preferred stock from a minority shareholder in 2001 ($2.6 million).

The Company has a $285 million credit facility with a group of banks maturing at various times from June of 2004 to 2006. Additionally, the Company has a revolving credit facility in the amount of $75 million until June 9, 2004, restricted to $70.4 million in the Fourth Amendment. As of March 31, 2002, the Company has available $18.2 million under this revolving credit facility. The Company also has $100.0 million in 10% senior subordinated notes due in 2006 and $40.0 million in floating interest rate subordinated term securities also due in 2006.

Our credit agreements include financial covenants, recently modified, which require minimum or maximum ratios to be maintained. Our credit agreement was amended (the Fourth Amendment) on December 14, 2001. The new financial covenants are less restrictive than the previously existing covenants and cover the calendar quarters through December 31, 2002. The Company currently believes that it will be in compliance with the covenants through December 31, 2002. In addition, the Fourth Amendment restricts the future availability of the revolving credit facility to an incremental $15 million above the balance at the date of the agreement, plus places restrictions on the amount of capital expenditures allowed.

On April 5, 2002, the Company entered into a fifth amendment (the “Fifth Amendment”) to the credit agreement. The Fifth Amendment relates to the financial covenants which are unlikely to be met beginning with the quarter ending March 31, 2003 and will further amend those financial covenants through the date of the final maturity of the credit agreement. The revised covenants in the Fifth Amendment will only become effective if we are able to satisfy certain conditions. If the Debt/Equity Exchange is consummated as a result of the Exchange Offer, then the conditions to effectiveness will be satisfied. (See note 7 for discussion of the Exchange Offer.) There can be no assurance that the amendments to the financial covenants in the Fifth Amendment will become effective, or that if they do, that the Company will be able to comply with such revised financial covenants. As of March 31, 2002, no default exists relative to any financial covenant. However, continued compliance with these requirements could be effected by changes relating to economic factors, market uncertainties, or other events as described under FORWARD-LOOKING STATEMENTS AND RISK FACTORS.

The Company’s management believes that borrowings under the credit agreement, together with available cash and internally generated funds, will be sufficient to fund the Company’s cash obligations for the remainder of 2002.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Some of the statements contained in this report discuss future expectations and contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. Please see the risk factors set forth in the Company’s 2001 Form 10-K which identify important risk factors such as the Company’s high leverage, dependence on affiliates and owner-operators, environmental risks and claims exposure.

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

FORM 10-Q

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

See note 4 — Derivatives

FORM 10-Q

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Reference is made to Item 2 on page 17 of the Company’s Form 10-K for the year ended December 31, 2001. There have been no material changes in the Company’s legal proceedings since this filing.

ITEM 4. Submission of Matters to a Vote of Security Holders None

ITEM 6.   (a)   Exhibits: None

                 (b)   Reports on Form 8-K: None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

May 10, 2002	/S/ THOMAS L. FINKBINER

THOMAS L. FINKBINER, (PRESIDENT AND
CHIEF EXECUTIVE OFFICER (DULY AUTHORIZED OFFICER)

May 10, 2002	/S/ DENNIS R. FARNSWORTH

DENNIS R. FARNSWORTH (SENIOR VICE
PRESIDENT AND CHIEF FINANCIAL OFFICER) (PRINCIPAL FINANCIAL OFFICER)