Form 10-K
period 2003-12-31
QUALITY DISTRIBUTION INC
filed 2004-03-30
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 000-24180

Quality Distribution, Inc.

(Exact name of registrant as specified in its charter)

FLORIDA	59-3239073
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3802 Corporex Park Drive

Tampa, Florida 33619

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code:

813-630-5826

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock (no par value per share)	Nasdaq National Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

At June 30, 2003, no common equity was held by non-affiliates.

As of March 18, 2004, the registrant had 19,115,646 outstanding shares of Common Stock, no par value, outstanding.

Documents Incorporated by Reference: None.

INTRODUCTION

In this annual report, unless the context otherwise indicates, (i) the terms “the Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors and (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly-owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors.

We file our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, annual report to shareholders and annual Proxy Statement with the Securities and Exchange Commission (“SEC”), website http://www.sec.gov. These reports are also available, free of charge from our website at http://www.qualitydistribution.com, as soon as reasonably practical after we electronically file such material with the SEC. Information contained on our website does not constitute a part of this report.

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report along with other documents that are publicly disseminated by the Company and oral statements that are made on behalf of the Company contain or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report and in any subsequent filings made by the Company with the SEC other than statements of historical fact, that address activities, events or developments that the Company or management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent the Company’s reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause the Company’s actual results and financial position to differ materially. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of the plans and objectives of the Company and its management, (iii) statements of expected future economic performance and (iv) assumptions underlying statements regarding our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “seeks,” “plans,” “intends,” “anticipates,” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks and other factors identified in the Company’s Registration Statement on Form S-1, as amended (No. 333-108344), which was declared effective on November 6, 2003, and the additional factors set forth below:

Substantial Leverage- We are highly leveraged, which may restrict our ability to fund or obtain financing for working capital, capital expenditures and general corporate purposes, making us more vulnerable to economic downturns, competition and other market pressures.

Ability To Extend Revolver Maturity Under Credit Agreement- Our revolving credit agreement becomes due in November 2009 and there are no assurances that we will be able to refinance this obligation. Our liquidity would be materially adversely affected if we did not have borrowing availability under a revolving credit facility and had to rely solely on our cash flow from operating activities.

Economic Factors- The trucking industry has historically been viewed as a cyclical industry due to various economic factors over which we have no control such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, including changes in fuel taxes, changes in license and regulation fees, toll increases, interest rate fluctuations, and downturns in customer’s business cycles and shipping requirements.

Dependence on Affiliates and Owner-Operators- A reduction in the number of affiliates or owner-operators whether due to capital requirements or the expense of obtaining or maintaining equipment or otherwise could have a material adverse impact on our operations and profitability. Likewise, a continued reduction in our freight revenue rates could lessen our ability to attract and retain owner-operators, affiliates and company drivers.

Regulation- We are regulated by the United States Department of Transportation (“DOT”) and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, safety, financial reporting, and certain mergers, consolidations and acquisitions. The trucking industry is also subject to regulatory and legislative changes (such as increasingly stringent environmental regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by affecting the cost of providing services. A determination by regulatory authorities that we violated applicable laws or regulations could materially adversely affect our business and operating results.

Environmental Risk Factors- We have material exposure to both changing environmental regulations and increasing costs relating to environmental compliance. While we make significant expenditures relating to environmental compliance each year, there can be no assurance that environmental issues will not have a material adverse effect on us. See Item 1. “Business - Environmental Matters” for a discussion of the environmental and regulatory risks to which we are exposed.

Claims Exposure- We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5 million dollars per incident for auto liability and $1 million dollars for workers’ compensation for periods after September 15, 2002. From January 1, 2002 through September 14, 2002, we carried a $2 million deductible for auto liability insurance. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. We are subject to changing conditions and pricing in the insurance marketplace and there can be no assurance that the cost or availability of various types of insurance may not change dramatically in the future. To the extent these costs cannot be passed on by increased freight rates or surcharges, increases in insurance cost could reduce our future profitability.

Litigation and investigations- New information and additional issues may come to the attention of our Audit Committee and its outside advisors in connection with the irregularities at Power Purchasing, Inc. described herein. Further, the final outcome of state regulatory investigations into the insurance irregularities and any other governmental investigations or legal proceedings initiated against us and the reaction of our lenders, investors, drivers and affiliate owner-operators to the insurance irregularities and restatements has not been determined and could have a material adverse effect on our results of operations and profitability. See “Explanatory Note.”

Future War/Anti-Terrorism Measures - In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. Such existing measures and future measures may have significant costs, which a motor carrier, such as us, is required to bear. In addition, war or risk of war may also have an adverse effect on the economy and our business and on our ability to raise capital if the financial markets are impacted.

Other important factors that could cause our actual results to be materially different from the forward-looking statements include general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations.

EXPLANATORY NOTE

This annual report on Form 10-K for the year ended December 31, 2003, contains the audited consolidated financial statements of Quality Distribution as of December 31, 2003 and 2002 and for the three years ended December 31, 2003 and selected financial information as of and for the five years ended December 31, 2003.

On February 2, 2004, we filed a Form 8-K with the SEC disclosing that we had discovered irregularities at Power Purchasing, Inc., a non-core subsidiary. Power Purchasing, Inc., through its subsidiary American Transinsurance Group, Inc. (collectively, “PPI”), primarily assists independent contractors in obtaining various lines of insurance for which PPI derives fees as an insurance broker. The irregularities resulted from unauthorized actions by PPI’s former vice president, including failing to obtain or renew certain insurance policies for PPI’s customers yet continuing to collect premiums in violation of state insurance laws. We also disclosed that such irregularities and additional accounting irregularities identified at PPI would result in a restatement of our unaudited financial statements for the nine months ended September 30, 2003 and our audited financial statements for the years ended December 31, 2002 and 2001. Upon further investigation, it has been determined that these irregularities would also result in a restatement of our financial results for fiscal years 2000 and 1999.

As a result of our investigation noted above, we recorded $23.4 million of adjustments. We recorded $13.8 million of adjustments in 2003 to write off uncollectible receivables, to establish reserves for lines of coverage we were providing that had no underlying third-party insurance, to record expenses for claims paid during the year and to accrue an estimate for costs relating to the state insurance regulatory proceedings. The restatement of previously issued financial statements increased our net loss and basic and diluted net loss per share by approximately $4.9 million (10.8%) and $1.45, respectively, in the fiscal year ended December 31, 2002 and by $3.3 million (24.8%) and $0.97, respectively, in the fiscal year ended December 31, 2001. On an aggregate basis for the five-year period ended December 31, 2002, the restatement resulted in a cumulative increase in previously reported accumulated net loss of approximately $9.6 million

(7.6%). The impact of the restatement on such periods prior to 2001 of $1.4 million is reflected as an adjustment to opening accumulated deficit and total stockholders’ deficit as of December 31, 2000 in the financial statements included under Item 8 of this Annual Report on Form 10-K. We expect further costs to be incurred in 2004 for legal and accounting fees and expenses.

Accordingly, we have restated herein our financial information for each of the four fiscal years ended December 31, 2002, 2001, 2000 and 1999 and for each of the quarters in fiscal 2003 and 2002. The annual reports on Form 10-K and quarterly reports on Form 10-Q previously filed by us or Quality Distribution, LLC and the financial statements included in the Registration Statement on Form S-1 (No. 333-108344) and amendments thereto filed by us in connection with the initial public offering of shares of our common stock, relating to these periods should no longer be relied upon. We expect to file, in the near future, a current report on Form 8-K with the SEC to restate our unaudited condensed consolidated financial statements for the nine months ended September 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002 previously contained in our Registration Statement on Form S-1 (No. 333-108344) and amendments thereto.

For a discussion of the irregularities and the impact on our financial results, including any restatements, please see Item 6. “Selected Financial Data,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Data.”

PART I

Item 1. BUSINESS

OVERVIEW

Quality Distribution operates the largest dedicated bulk tank truck network in North America based on bulk service revenues. The bulk tank truck network in North America includes all items shipped by bulk tank truck carriers and consists primarily of the shipping of chemicals, gasoline and food-grade products. We transport a broad range of chemical products and provide our customers with value-added services, including intermodal, transportation management, transloading, tank cleaning, dry-bulk hauling, leasing and other logistic services. We extensively utilize third-party affiliate terminals and owner-operator drivers in our core bulk service network. We are a core carrier for many of the Fortune 500 companies who are engaged in chemical processing, including Dow Chemical Company, Procter & Gamble Company, E.I. DuPont and PPG Industries, and we provide services to each of the top 100 chemical producers in the world with U.S. operations.

DEVELOPMENT OF OUR COMPANY

Our company was formed in 1994 as a holding company known as MTL, Inc. and consummated its initial public offering on June 17, 1994. On June 9, 1998, MTL, Inc. was recapitalized through a merger with a corporation controlled by Apollo Investment Fund III, L.P. As a result of the recapitalization, MTL, Inc. became a private company. On August 28, 1998, we completed our acquisition of Chemical Leaman Corporation and its subsidiaries (“CLC”). Through the 1998 acquisition, we combined two of the then leading bulk transportation service providers, namely, Montgomery Tank Lines, Inc. and Chemical Leaman Tank Lines, Inc., under one operating company, Quality Carriers, Inc. (“QCI”). In 1999, we changed our name from “MTL, Inc.” to “Quality Distribution, Inc.” On November 13, 2003, we consummated the initial public offering of 7,875,000 shares of our common stock, no par value, and as a result became a reporting company pursuant to the Exchange Act.

As of December 31, 2003, investment funds related to Apollo Management, L.P. (“Apollo”) owned approximately 55.0% of QDI’s common stock, and approximately 54.4% on a fully diluted basis after giving effect to stock options and warrants.

SERVICES PROVIDED

BULK TRANSPORTATION SERVICES

We are primarily engaged in the business of bulk transportation of liquid and dry chemical products. Business services are provided through Company-owned and affiliate terminals. As of December 31, 2003, 78 of 164 locations were company operations and the remaining locations were affiliate operations. Owner-operators are heavily relied upon to fulfill driver and tractor needs at both Company and affiliate terminals. We believe the combination of the affiliate program and the emphasis on the use of owner-operators result in an efficient and flexible operating structure that provides superior customer service.

AFFILIATE PROGRAM

Affiliates are established and maintained by their owners as independent companies with individualized, parochial profit incentives designed to stimulate and preserve the entrepreneurial motivation common to small business owners. Each affiliate enters into a comprehensive contract with QCI pursuant to which the affiliate is required to operate its bulk tank truck enterprise exclusively for and on behalf of QCI. Each affiliate is supported by our corporate staff and is linked via computer to central management’s information systems located at the Tampa, Florida headquarters of QDI. In connection with our strategy of converting company-owned terminals to affiliate status, affiliate candidates are ordinarily selected from QCI’s management/employee pool, thereby “jump-starting” the new business opportunity with an experienced, savvy owner/manager, significantly reducing “ramp-up” time, while simultaneously improving the chances for both operating and financial success.

Affiliates gain multiple benefits from their relationship with QCI, such as improved equipment utilization through access to our network of operating terminals, access to and enhancement of our broad national and local customer relationships, national and local driver recruitment programs, standardized safety training (for drivers, tankwashers and mechanics) at our six (6) Safety Schools, and expanded marketing and sales resources, combined with sophisticated marketplace/competitive research. Affiliates gain further value from QCI’s management information systems which provide essential operating and financial reports, while simplifying daily operating situations with system-wide technology support (TMW Systems, Incorporated (“TMW”) dispatch/billing platforms and Qualcomm en-route electronic linkage with each vehicle). Affiliates also derive significant financial benefit through our purchasing leverage on items such as insurance coverage, tractors, trailers, fuel, tires, health care, and other significant operating requirements.

Affiliates predominantly operate under the marketing identity of QCI and typically receive a percentage of gross revenues from each shipment they transport. Affiliates are responsible for their own operating expenses, such as fuel, licenses and workers’ compensation insurance. We pay affiliates each week on the basis of completed billings to customers from the previous week. Our weekly settlement program automatically deducts any amounts advanced to affiliates (and their individual drivers) for fuel, insurance, loans or other miscellaneous operating expenses, including rental charges for QCI’s tank trailers. We reimburse affiliates for certain expenses billed back to customers, including fuel, tolls and scaling charges.

Our contracts with affiliates typically carry a term ranging from one to five years and thereafter renew on an annual basis, unless terminated by either party. Affiliate contracts generally contain restrictive covenants prohibiting them from competing directly with QCI for a period of one year following termination of the contract. In addition, affiliates are required to meet all QCI standard operating procedures as well as being required to submit regular financial statements.

Affiliates engage and/or employ their own drivers and personnel. All affiliate personnel must meet QCI’s operating standards/requirements.

Affiliates are required to pay for and provide evidence of their own workers’ compensation coverage, which must meet both Company-established and statutory coverage levels. Affiliates are provided, as part of their contract, auto and general liability insurance, subject to certain deductibles per incident. Expenses exceeding the prescribed deductible limits of the affiliate are the responsibility of QCI or its insurer. For an additional fee, our subsidiary, Power Purchasing Inc. (“PPI”), makes available additional insurance to affiliates for physical damage coverage, operating a tractor without a trailer, health care, life insurance, workers’ compensation and garage-keepers insurance.

DRIVERS AND OWNER OPERATORS

At December 31, 2003, we utilized 3,330 drivers. Of this total, 1,770 were owner-operators, 1,108 were affiliate company drivers and 452 were company drivers.

OWNER-OPERATORS

QCI terminals and affiliates extensively utilize owner-operators. Owner-operators are independent contractors who, through a contract with QCI, supply one or more tractors and drivers for QCI or affiliate use. QCI retains owner-operators under contracts generally terminable by either party upon short notice.

In exchange for the services rendered, owner-operators are generally paid a fixed percentage of the revenues generated for each load hauled or on a per mile rate. The owner-operator pays all tractor operating expenses such as fuel, physical damage insurance, tractor maintenance, fuel taxes and highway use taxes. However, we reimburse owner-operators for certain expenses passed through to our customers, such as fuel surcharges, tolls and scaling charges. QCI attempts to enhance the profitability of our owner-operators through purchasing programs that take advantage of our significant purchasing power. These programs cover such operating expenses as fuel, tires, occupational accidental and physical damage insurance.

Owner-operators utilized by QCI or an affiliate must meet specified guidelines for driving experience, safety records, tank truck experience and physical examinations in accordance with U.S. Department of Transportation (“DOT”) regulations. We emphasize safety to our independent contractors and their drivers and maintain driver safety inspection programs, safety awards, terminal safety meetings and stringent driver qualifications.

DRIVER RECRUITMENT AND RETENTION

QCI and its affiliates dedicate significant resources to recruiting and retaining owner-operators and our own Company drivers. Company drivers and owner-operators are hired in accordance with specific guidelines regarding safety records, driving experience and a personal evaluation by our staff. We employ only qualified tank truck drivers with a minimum of two years of over-the-road, tractor-trailer experience. These drivers are required to attend a rigorous training program conducted at one of our six safety schools.

Driver recruitment and retention is a primary focus for all operations personnel. Each terminal manager has direct responsibility for hiring drivers. We use many of the traditional methods of driver recruitment as well as using many newer methods of driver recruitment, including the use of the Internet and the efforts of the President’s Team.

The President’s Team is a group consisting of our very best drivers, whose mission it is to recruit and retain drivers while promoting QCI to customers. The equipment utilized by the President’s Team distinguishes these drivers, thereby providing another tool in our continuous driver recruiting efforts. The President’s Team maintains contact with new candidates throughout the hiring process. They also provide insight on the issues important to our current drivers and owner-operators. In 2001, a comprehensive Driver Excellence Program was implemented to reward our best drivers with recognition and awards based on meeting standards of excellence in productivity, safety and positive Company image. QCI added a centralized recruiting department at the Tampa corporate office during 2002.

OTHER PERSONNEL

At December 31, 2003, we employed 439 support personnel, including 224 employed at our corporate office in Tampa, Florida. Our field operations consist of 831 employees, including 62 mechanics, 164 tank cleaners and 244 other support, clerical and administrative personnel.

Where appropriate, the field management is responsible for hiring mechanics, customer service and tank wash personnel. We provide our employees with health, dental, vision, life, and other insurance coverage’s subject to certain premium sharing and deductible provisions. These and other insurance programs are available to affiliates and owner-operators for a fee.

UNION LABOR

At December 31, 2003, we had 228 employees (119 drivers) in trucking, maintenance or cleaning facilities and approximately 125 employees of three affiliate terminals who were members of the International Brotherhood of Teamsters.

CUSTOMER SERVICE, QUALITY ASSURANCE AND BILLING

Our Quality Assurance Program is designed to enable the achievement of superior customer service through the development and implementation of Standardized Operating Procedures for each area within our company. The procedures provide guidance in such areas as marketing, contracts, dispatch and terminal operations, driver hiring, safety and training, trailer operations, tractor operations, administrative functions, payroll, settlements, insurance, data processing and fuel tax administration.

We also have an Internal Audit department, which helps monitor, and ensure compliance with Company policies and procedures.

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

During the third quarter of 2002, QCI completed its initiative to centralize the billing function for all Company terminals and some affiliate terminals in order to gain better quality control over the billing and invoicing processes. At the same time, QCI completed its conversion to the TMW billing application, which integrated the dispatch and billing systems. See “Technology” section below.

MOBILE COMMUNICATIONS

Over 90% of our entire tractor fleet is equipped with the OmniTRACS® mobile satellite communications system. This system provides continuous monitoring and two-way communications with tractors in transit. The information generated by this system is used to track load status, optimize the use of drivers and equipment and respond to emergency situations.

TECHNOLOGY

In 2001, QCI purchased and began implementing a new operating system for dispatching trucks. The system was purchased from TMW, a company with over 500 customer installations. The rollout of this program was completed by December 31, 2003.

The TMW software enhances our ability to track our drivers, tractors, trailers and manage the business better at a tactical level. The software handles order entry, resource planning, dispatch, and communications, through Qualcomm (OmniTRACS®) integration and auto-rating of invoices. The software is another step in the continued upgrading of systems utilized in our trucking subsidiaries: installation of an IBM storage and multi-server network, which centralized the data and increased reliability, adding TMW for resource tracking, completing Qualcomm (OmniTRACS®) installation for communications and equipment location updates, introduction of imaging at all locations, and the incorporation of all of this data into our website at http://www.qualitydistribution.com. Information contained on our website does not constitute a part of this report. These projects add to the productivity of our employees and equipment, which we believe result in improved value to our customers.

LEASING

We lease tractors and trailers to affiliates and other third parties, including shippers. Tractor lease terms range from 6 to 60 months and may include a purchase option. Trailer lease terms range from 1 to 84 months and do not include a purchase option. We have the largest stainless steel trailer fleet in North America and derive a portion of our income from leasing these units to customers and affiliates.

TANK WASH OPERATIONS

To maximize equipment utilization and efficiency we rely on thirty-three tank wash facilities owned and operated by our subsidiary, Quala Systems, Inc. (“QSI”), two tank wash facilities owned and operated by our subsidiary, Transplastics, Inc. (“TPI”) and fifteen affiliate-owned tank wash facilities located throughout our operating network. These facilities allow us to generate additional tank washing fees from non-affiliated carriers and shippers. Management believes that the availability of these facilities enables us to provide an integrated service package to our customers and minimize the risk of cost escalation associated with reliance on third party tank wash vendors.

INTERMODAL AND TRANSLOADING

In support of our liquid and dry bulk truck operations, we offer our customers supplementary services in the areas of import/export container drayage to and from major port operations, domestic intermodal door-to-door service, and railcar to truck transloading services.

In order to take advantage of the ever-changing balance of global chemical industry trade, QCI has developed the capability to operate inland trucking services for the transportation of liquid bulk containers on special chassis. Domestic intermodal operation is accomplished through the use of our drivers at both the origin and destination facilities, loading and unloading the product, while the linehaul portion of the trip is performed on rail intermodal train service. This allows shippers to combine a consistent service with an economical way to serve long-haul markets. The ability to offer railcar to truck transloading service is another niche product that can provide the customer a cost-effective supply chain alternative for prepositioned inventory and to serve end-customers that are not served by any railroad.

OWNER-OPERATOR AND AFFILIATE SERVICES

Through PPI we offer insurance products and other services to both our internal and external fleet and to our owner-operators at favorable prices. By offering purchasing programs that take advantage of our significant purchasing power for products and services such as tractors, fuel and tires as well as automobile, general liability and workers’ compensation insurance, we believe we strengthen our relationship with our owner-operators and improve driver recruitment. We also provide these products and services to other unrelated customers. For a discussion of the insurance and accounting irregularities involving PPI, see “Explanatory Note” in the Introduction to this report on Form 10-K.

LOAD BROKERAGE SERVICES

We provide load brokerage services to enhance our ability to handle our customers’ trucking requirements. To the extent that we do not have the equipment necessary to service a particular shipment, we will broker the load to another carrier, thereby meeting the customer’s shipping needs and generating additional revenues for us. Through our relationship with over sixty independent bulk carriers, we can assure timely response to customer needs.

TRACTORS AND TRAILERS

As of December 31, 2003, we operated a fleet of 8,253 tank trailers. The majority of these tanks are single compartment, chemical-hauling trailers. The balance of the fleet is made up of multi-compartment trailers, dry bulk trailers and special use equipment. The chemical transport units typically have a capacity between 5,000 to 7,000 gallons and are designed to meet DOT specifications for transporting hazardous materials. Each trailer is designed for a useful service life of 15 to 20 years, though this can be greatly extended through upgrades and modifications.

We acquire new tractors with an initial utilization period of five years. The useful life of a tractor may be extended if restoration or an overhaul is performed. As of December 31, 2003, we operated 3,473 tractors, of which 663 were operated by our drivers or leased to owner-operators, 1,792 were operated by owner-operators, and 1,018 were operated by affiliate drivers.

Many of our and our affiliate terminals provide preventative maintenance and receive computer-generated reports that indicate when inspection and servicing of units are required. Our maintenance facilities are registered with the DOT and are qualified to perform trailer inspections and repairs for our fleet and equipment owned by third parties. We also rely on unaffiliated repair shops for many major repairs. In 2002, we implemented a new maintenance tracking, invoicing and reporting system, which is now fully operational at all of our domestic company-owned terminals.

The following table shows the age of trailers and tractors we operated that were in service as of December 31, 2003. All numbers are approximated as of such date:

TRAILERS (1)	LESS THAN 3 YRS	3-5 YRS	6-10 YRS	11-15 YRS	16-20 YRS	GREATER THAN 20 YRS	TOTAL
COMPANY	7	352	1,833	1,061	1,566	1,592	6,411
AFFILIATE	46	244	477	133	176	253	1,329
OWNER-OPERATOR	0	2	4	2	1	4	13
SHIPPER-OWNED	28	92	102	115	82	81	500

Total	81	690	2,416	1,311	1,825	1,930	8,253

TRACTORS (1)	LESS THAN 3 YRS	3-5 YRS	6-10 YRS	11-15 YRS	GREATER THAN 15 YRS	TOTAL
COMPANY	53	257	313	15	25	663
AFFILIATE	191	496	271	46	14	1,018
OWNER-OPERATOR	91	585	897	148	71	1,792

Total	335	1,338	1,481	209	110	3,473

(1)	Age based upon original date of manufacture; tractor/trailer may be substantially refurbished or re-manufactured.

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

CUSTOMERS

Our revenue base consists of customers located throughout North America, including many Fortune 500 companies such as the Dow Chemical Company, Procter & Gamble, PPG Industries and E.I. Dupont. During 2003 and 2002, Dow Chemical accounted for approximately 11.6% and 12.7% of operating revenue, respectively. No one customer accounted for more than 10% of operating revenues in 2001. In 2003, our 10 largest customers accounted for approximately 29.8% of operating revenues.

ADMINISTRATION

As of December 31, 2003, we operated 164 facilities throughout the United States, Canada and Mexico. Company-owned and affiliate terminals operate as separate profit centers and terminal managers are responsible and accountable for most operational decisions. Effective supervision requires maximum personal contact with customers and drivers. Therefore, to accomplish mutually defined operating objectives, the functions of customer service, dispatch and general administration typically rest within each terminal. Cooperation and coordination is further encouraged by the QCI backhaul policy.

From the corporate offices in Tampa, FL, management monitors each terminal’s operating and financial performance, safety and training record, accounts receivable and customer service efforts. Terminal managers ensure the terminals remain in strict compliance with safety, maintenance, customer service and other operating procedures. Senior corporate executives, safety department personnel and audit department personnel conduct unannounced visits to verify terminal compliance. We strive to achieve uniform service and safety at all company-owned and affiliate terminals, while simultaneously affording terminal managers the freedom to focus on generating business in their region.

COMPETITION

The tank truck business is extremely competitive and fragmented. We compete primarily with other tank truck carriers and private carriers in various states and Canada. With respect to certain aspects of our business, we also compete with intermodal transportation and railroads. Intermodal transportation has increased in recent years. In 2001, a major competitor, Matlack Systems, Inc., went bankrupt and ceased operations.

Competition for the freight transported by us is based primarily on rates and service. Management believes that we enjoy significant competitive advantages over other tank truck carriers because of our low fixed cost structure, overall fleet size, national terminal network and tank wash facilities.

Our largest competitors are Trimac Transportation Services Ltd., Schneider National, Inc. and Superior Carriers, Inc.; however, there are many other smaller recognized tank truck carriers, most of whom are primarily regional operators.

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

RISK MANAGEMENT AND INSURANCE/SAFETY

The primary insurable risks associated with our business are bodily injury and property damage, workers’ compensation claims and cargo loss and damage. We maintain insurance against these risks and are subject to liability as a self-insurer to the extent of the deductible under each policy. From September 15, 2002 to September 14, 2003, we maintained liability insurance for bodily injury and property damage with an aggregate limit on the coverage in the amount of $55 million, with a $5 million per incident deductible. We currently maintain liability insurance for bodily injury and property damage with an aggregate limit on the coverage in the amount of $40 million, with a $5 million per incident deductible.

We currently maintain a $1 million per incident deductible for workers’ compensation insurance coverage. We are insured over our deductible up to the statutory requirement by state. We are self-insured for damage or loss to the equipment we own or lease, and for cargo losses.

We employ a safety and insurance staff of 31 professionals. In addition, we employ specialists to perform compliance checks and conduct safety tests throughout our operations. We conduct a number of safety programs designed to promote compliance with rules and regulations and to reduce accidents and cargo claims. These programs include internal and external training programs, driver recognition programs, safety awards, an ongoing Substance Abuse Prevention Program, driver safety meetings, distribution of safety bulletins to drivers and participation in national safety associations.

ENVIRONMENTAL MATTERS

Our activities involve the handling, transportation and storage of bulk liquid chemicals, many of which are classified as hazardous materials, hazardous substances or hazardous waste. Our tank wash and terminal operations engage in the storage or discharge of wastewater that may contain hazardous substances and the discharge of stormwater from industrial activities. In addition, we may store diesel fuel and other petroleum type products at our terminals. As such, we are subject to environmental, health and safety laws and regulation by U.S. federal, state, local and Canadian government authorities. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. There can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs to us.

Facility managers are responsible for environmental compliance at each operating location. Self-audits conducted by our internal audit staff are required to assess operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities and waste management. We may also contract with an independent environmental consulting firm to conduct periodic, unscheduled, compliance assessments which focus on conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. Our staff includes environmental experts who develop policies and procedures, including periodic audits of our terminals, tank cleaning facilities, and historical operations, in an effort to avoid circumstances that could lead to future environmental exposure.

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances either under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”) and comparable state laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or our business reputation. As the result of environmental studies conducted at our facilities in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation.

We are currently responsible for remediating and investigating five properties under federal and state Superfund programs where we are the only responsible party. Each of these five remediation projects relates to operations conducted by CLC prior to our acquisition of CLC in 1998. The following is a brief discussion of two such federal superfund sites:

BRIDGEPORT, NEW JERSEY. During 1991, CLC entered into a Consent Decree with the EPA filed in the U.S. District Court for the District of New Jersey, U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 91-2637 (JFG) (D.N.J.), with respect to its site located in Bridgeport, New Jersey, requiring CLC to remediate groundwater contamination. The Consent Decree required CLC to undertake Remedial Design and Remedial Action (“RD/RA”) related to the groundwater operable unit of the cleanup. A groundwater remedy design has subsequently been approved by the EPA and will be under construction shortly.

In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA’s wetlands remedy. A remedial design for this remedy has been approved by the EPA and the State of New Jersey. The remediation work involving the removal of surface soils/sediments is expected to take place in 2004. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. CLC finalized a consent decree on March 16, 2001 with the state and federal trustees and has resolved the natural resource damages claims. In addition, the EPA has investigated contamination in site soils. However, no decision has been made as to the extent of soil remediation to be required, if any.

WEST CALN TOWNSHIP, PA. The EPA has alleged that CLC disposed of hazardous materials at the William Dick Lagoons Superfund Site in West Caln, Pennsylvania. On October 10, 1995, CLC entered into a Consent Decree with the EPA, which contains these elements: (1) payment EPA for installation of an alternate water line to provide water to affected area residents; (2) performance of an interim groundwater remedy at the site; and (3) soil remediation. US v. Chemical Leaman Tank Lines, Inc., Civil Action No. 95-CV-4264 (RJB) (E.D. Pa.).

CLC has paid all costs associated with installation of the waterline. CLC has completed a groundwater study and has submitted preliminary designs for a groundwater treatment plant to pump and treat groundwater. The EPA anticipates that CLC will conduct the groundwater remedy over the course of five years, at which time the EPA will evaluate groundwater conditions and determine whether further groundwater remedy is necessary. Field sampling for soil remediation and activities for the design of a soil remediation system have been completed and approved by the EPA. Soil remediation has started and includes the use of both a low temperature thermal treatment unit and a soil vapor extraction system. The Consent Decree does not cover the final groundwater remedy or other site remedies or claims, if any, for natural resource damages.

OTHER OWNED PROPERTY REMEDIATION. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York, its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. As a result of our acquisition of CLC, we identified other owned or formerly owned properties that may require investigation and/or remediation, including properties currently subject to the New Jersey Industrial Sites Recovery Act (“ISRA”) cleanup requirement. CLC’s involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material.

OTHER ENVIRONMENTAL MATTERS. CLC has been named as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and similar state laws at approximately 37 other sites including the Helen Kramer Landfill Site where CLC previously settled its liability. In general, CLC is among several PRP’s named at these sites. CLC is also named as co-defendant in a group of Luzerne County, Pennsylvania civil toxic tort claims arising from alleged exposure to hazardous substances that were either allegedly transported to a disposal site or to service stations by CLC and other co-defendants.

RESERVES. We currently have reserves in the amount of $29.2 million for all environmental matters discussed above. However, we cannot guarantee that our ultimate costs will not exceed our reserves or be material.

REGULATION

As a motor carrier, we are subject to regulation. There are additional regulations specifically relating to the tank truck industry, including testing and specifications of equipment and product handling requirements. We may transport most types of freight to and from any point in the United States over any route selected by us. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes may include increasingly stringent environmental regulations, additional changes in the hours-of-service regulations which govern the amount of time a driver may drive in any specific period of time, onboard black box recorder devices or limits on vehicle weight and size. In addition, our tank wash facilities are subject to stringent local, state and federal environmental regulations.

Effective January 4, 2004, the Federal Motor Carrier Safety Regulations were changed with respect to hours-of-service. The new regulations allow a driver to drive for eleven hours, one more than the previous limit of ten hours, prior to taking ten hours off-duty, two more than the previous requirement of eight hours. Additionally, the new regulations prohibit any driver from driving more than eleven hours in any fourteen consecutive hour period of time. We currently believe the new regulation may result in reduced productivity of drivers and increased need for additional drivers.

The Federal Motor Carrier Act of 1980 served to increase competition among motor carriers and limit the level of regulation in the industry. The Federal Motor Carrier Act also enabled applicants to obtain Interstate Commerce Commission (“ICC”) operating authority more readily and allowed interstate motor carriers such as ourselves greater freedom to change their rates each year without ICC approval. The law also removed many route and commodity restrictions on the transportation of freight. A series of federal acts, including the Negotiated Rates Act of 1993, the Trucking Industry Regulatory Reform Act of 1994 and the ICC Termination Act of 1995, further reduced regulation applicable to interstate operations of motor carriers such as ourselves, and resulted in transfer of interstate motor carrier registration responsibility to the Federal Highway Administration of the DOT. On February 13, 1998, the Federal Highway Administration published proposed new rules governing registration to operate by interstate motor carriers. To this point in time adopted changes have not adversely affected interstate motor carrier operations. During 1999, the Federal Motor Carrier Safety Improvement Act of 1999 took effect establishing the Federal Motor Carrier Safety Administration effective January 1, 2000. This agency’s principal assignment is to regulate and maintain safety within the ranks of motor carriers.

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. To a large degree, intrastate motor carrier operations are subject to safety and hazardous material transportation regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations mandate drug testing of drivers. To date, the DOT’s national commercial driver’s license and drug testing requirements have not adversely affected the availability of qualified drivers to us. Alcohol testing rules were adopted by the DOT in February 1994 and became effective in January 1995 for employers with 50 or more drivers. These rules require certain tests for alcohol levels in drivers and other safety personnel. These rules have not adversely affected the availability of qualified drivers.

Title VI of The Federal Aviation Administration Authorization Act of 1994, which became effective on January 1, 1995, largely deregulated intrastate transportation by motor carriers. This Act generally prohibits individual states, political subdivisions thereof and combinations of states from regulating price, entry, routes or service levels of most motor carriers. However, the states retained the right to continue to require certification of carriers, based upon two primary fitness criteria—safety and insurance—and retained certain other limited regulatory rights. Prior to January 1, 1995, we held intra-state authority in several states. Since that date, we have either been “grandfathered in” or have obtained the necessary certification to continue to operate in those states. In states in which we were not previously authorized to operate intra-state, we have obtained certificates or permits allowing us to operate.

From time to time, various legislative proposals are introduced including proposals to increase federal, state, or local taxes, including taxes on motor fuels. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.

SEASONALITY

Our business is subject to limited seasonality due to the cyclical nature of the business of our customers, with revenues generally declining slightly during winter months, namely the first and fourth fiscal quarters, and over holidays. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months. Our operating expenses also have been somewhat higher in the winter months, due primarily to decreased fuel efficiency, increased utility costs and increased maintenance costs of revenue equipment in colder months.

ITEM 2. PROPERTIES

As of December 31, 2003, QDI’s operating facilities were located in the following cities:

QCI OPERATED	QSI OPERATED	AFFILIATE OPERATED	AFFILIATE OPERATED
Aberdeen, WA	Albany, NY *	Augusta, GA	Luling, LA
Albany, NY *	Atlanta, GA *	Baltimore, MD	Madison, MS
Appleton, WI	Augusta, GA *	Barberton, OH *	Mediapolis, IA
Atlanta, GA *	Barberton, OH *	Beaumont, TX	Memphis, TN *
Augusta, GA *	Baton Rouge, LA	Bessemer, AL	Memphis, TN
Becancour, QCP	Branford, CT *	Bowling Green, OH	Memphis, TN
Calvert City, KY	Bridgeport, NJ *	Branford, CT *	Mobile, AL *
Castleton, VT	E. Channelview, TX	Bridgeport, NJ *	Morgantown, WV
Channelview, TX	Charleston, SC	Bristol, WI	Nazareth, PA *
Charleston, SC *	Chattanooga, TN *	Brunswick, GA	Neville, PA
Chester, SC *	Freeport, TX *	Calvert City, KY	New Castle, DE
Coteau du Lac, QC *	Friendly, WV *	Carteret, NJ	New Castle, DE
Detroit, MI	Geismar, LA	Caseyville, IL	Niagara Falls, NY
Follansbee, WV	Houston, TX *	Charlotte, NC	Norfolk, VA *
Fort Worth, TX *	Institute, WV *	Chattanooga, TN *	North Charleston, SC
Freeport, TX	Kalamazoo, MI *	Chattanooga, TN	Owensboro, KY
Geismar, LA *	Kenner, LA	Cincinnati, OH ***	Pasadena, TX
Geneva, NY	Kent, WA *	Columbus, OH	Parisburg, VA *
Greenup, KY	Lansing, IL	Columbus, OH ***	Pocatello, ID
Kalamazoo, MI *	Midland, MI *	Danville, IL	Roanoke, VA
Ludington, MI *	Newark, NJ *	Delaware, OH *	Salisbury, NC
Midland, MI *	Pocatello, ID	Dumfries, VA	Sarnia, ON ***
Montreal, QC	Rahway, NJ	Fairfield, OH	South Point, OH ***
Newark, NJ *	Rock Hill, SC *	Fairforest, SC	South Point, OH
Oakville, ON	Salt Lake City, UT *	Fall River, MA	Spartanburg, SC *
Orlando, FL	San Pablo, CA *	Frankfort, KY	Springfield, MO
Richmond, CA *	Sarnia, ON *	Ft. Worth, TX *	St. Gabriel, LA *
Saginaw, MI	Savannah, GA *	Freeport, TX *	Sulphur, LA
Salt Lake City, UT *	South Gate, CA *	Gary, IN	Tampa, FL
Sarnia, ON	Spartanburg, SC *	Garden City, GA	Thorofare, NJ
South Gate, CA *	Sulphur, LA	Glennmoore, PA	Torrance, CA
St. Augustin, QC	Vancouver, WA	Hagerstown, MD	Torrance, CA
St. Louis, MO	Wilmington, NC *	Houston, TX *	Triadelphia, WV
Summit, IL		Institute, WV *	Tucker, GA
Tonawanda, NY *	TPI OPERATED	Jacksonville, FL	Vancouver, BC
Waterford, NY		Johnstown, NY	Walbridge, OH
	East Rutherford, NJ *	Joliet, IL	Warsaw, IN
	Essexville, MI *	Kansas City, KS	West Channelview, TX**
	Greer, SC	Kansas City, MO	Williamsport, PA *
	Laredo, TX	Kansas City, MO ***	Wilmington, NC *
	Montreal, QC	Kelso, WA	Winter Haven, FL
	Ozark, AR	Kent, WA *
	Palmer, MA *	Lansing, IL
	Port Arthur, TX *	Lima, OH
	Saddle Brook, NJ	Louisville, KY

*	Indicates the terminal is owned by us.
**	QSI facility operated by affiliate.
***	TPI facility operated by affiliate.

In addition to the properties listed above, we also own property in Croydon, PA; Syracuse, NY; Downingtown, PA; Detroit, MI; Greensboro, NC; Lexington, NC; Chesnee, SC; Houston, TX; Oyster Creek, TX; Morgantown, WV; Parker, PA and Hartford, WI. Our executive and administrative offices are located in Tampa, Florida.

Item 3. LEGAL PROCEEDINGS

On February 24, 2004, a putative class action lawsuit was filed in the United States District Court, Middle District of Florida, Tampa Division, against QDI and Thomas L. Finkbiner, our President, Chief Executive Officer and Chairman of the Board, and Samuel M. Hensley, our Senior Vice President and Chief Financial Officer.

The complaint states that it was filed on behalf of a class of persons who purchased QDI’s common stock between November 7, 2003 and February 2, 2004. The complaint asserts causes of action (and seeks unspecified damages) for alleged violations of Sections 11 and 15 of the Exchange Act. The complaint alleges, among other things, that in connection with its initial public offering, QDI filed with the SEC a registration statement that incorporated a prospectus that was materially false and misleading because QDI materially overstated its financial results for the years ended December 31, 2002, 2001 and 2000 and for the nine months ended September 30, 2003, and because its financial statements allegedly were not prepared in accordance with generally accepted accounting principles. The complaint also alleges that Mr. Finkbiner and Mr. Hensley are liable as “control persons” by virtue of their positions at QDI.

These allegations stem from disclosures in a Form 8-K we filed on February 2, 2004, stating that we had discovered irregularities at PPI, a non-core subsidiary, resulting from unauthorized actions by PPI’s former vice president and that such irregularities would result in a restatement of our financial statements. As a result of the investigation being conducted by our Audit Committee and its outside advisors, we have restated herein our financial statements (and the financial statements of Quality Distribution, LLC) for each of the four fiscal years ended December 31, 2002, 2001, 2000 and 1999, and for each of the quarters in fiscal 2003 and 2002. See “Explanatory Note” in the Introduction to this report for a further discussion of the investigation and the restatement. While one class action lawsuit has thus far been served on us regarding the above matters, plaintiffs may file additional complaints and/or an amended and consolidated complaint. We will timely respond to the complaint(s) and expect the individual defendants will do the same. We carry management liability and company reimbursement insurance policies for the relevant period, which provide for aggregate coverage of $20 million, and have notified the insurance carriers of the lawsuit. The carriers have not yet confirmed or denied coverage, and we make no comment as to whether the insurance will be sufficient to cover all alleged damages claimed by the plaintiffs against us.

There can also be no assurance that the litigation described above will not have a material adverse effect on us.

In addition to the above lawsuit and those items disclosed under Item 1. “Business - Environmental Matters,” we are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 1, 2003, by Written Action of Stockholders in Lieu of Meeting, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P. and Apollo (U.K.) Partners III, L.P. (the “Apollo Entities”), constituting the holders of a majority of the outstanding shares of our common stock, approved the amendment and restatement of the terms of the Company’s 13.75% Preferred Stock, par value $.01 per share, and the filing of such amendment with the Secretary of State of the State of Florida.

On November 4, 2003, by Written Action of Stockholders in Lieu of Meeting, the Apollo Entities, constituting the holders of a majority of the outstanding shares of our common stock, approved the following: (i) amendment of the Company’s bylaws, (ii) the form, terms and provisions of the Company’s 2003 Stock Option Plan and each of the transactions contemplated thereby and (iii) the form, terms and provisions of the Company’s 2003 Restricted Stock Plan and each of the transactions contemplated thereby. Also, on November 4, 2003, by Written Action of Stockholders in Lieu of Meeting, the Apollo Entities approved the Amended and Restated Articles of Incorporation of the Company, and the filing of thereof with the Secretary of State of the State of Florida, providing for, among other things, the increase in the number of shares of capital stock the Company is authorized to issue and the elimination of par value for shares of the Company’s capital stock.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on The Nasdaq Stock Market’s National Market (NASDAQ) under the symbol QLTY. The following table sets forth, since the Company’s initial public offering of common stock on November 13, 2003 as discussed below, the per share range of high and low bid information of our common stock as reported on NASDAQ. Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not represent actual transactions.

	Common	Stock
	High	Low
2003
4th quarter	$20.36	$16.40

As of March 18, 2004, there were approximately 34 record holders of our common stock.

DIVIDEND POLICY

We have not declared cash dividends on our common stock for the periods presented above and have no present intention of doing so. We currently intend to retain our future earnings, if any, to repay debt or to finance the further expansion and continued growth our business. In addition, our ability to pay cash dividends is currently restricted under the terms of QD LLC’s credit agreement and the indenture governing QD LLC’s senior subordinated notes. Future dividends, if any, will be determined by our board of directors.

EQUITY COMPENSATION PLAN INFORMATION

Information concerning our equity compensation plan is shown under Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

RECENT SALES OF SECURITIES

On November 13, 2003, we consummated an initial public offering of 7,875,000 shares of common stock, including an over-allotment option exercised by the underwriters of 875,000 shares, at $17.00 per share pursuant to the Registration Statement on Form S-1, as amended (No. 333-108344), which was declared effective as of November 6, 2003. The principal underwriters for the offering were Credit Suisse First Boston, Bear, Stearns & Co. Inc, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Legg Mason Wood Walker. The total gross proceeds from the sale of our common stock were $133.9 million. We incurred underwriting discounts, commissions and related expenses of $13.5 million. Concurrently with the initial public offering, our subsidiaries, QD LLC and QD Capital Corporation, consummated (a) the private offering of $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2010 (the “QD LLC Notes”) and (b) the entry into a new credit facility consisting of a $140 million delayed draw term loan facility, a $75 million revolving credit facility and a $20 million pre-funded letter of credit facility. No amounts were drawn on the revolving credit facility at closing. The net proceeds of $256.2 million from the issuance of QD LLC Notes and the entry into the new credit facility, the net proceeds of $120.3 million from the initial public offering and the proceeds of $0.3 million from the private placement of shares described in the next paragraph were used to repay $265.5 million of outstanding term loans and $11.5 million of the borrowings under the revolving credit facility and to redeem $57.5 million aggregate principal amount of 12 1/2% senior subordinated notes due 2008, $18.1 million aggregate principal amount of 10% Series B senior subordinated notes, $14.8 million aggregate principal amount of 12% junior subordinated notes, $2.8 million of call premium for early redemption of the bonds and $6.7 million of accrued interest on all debt repaid. The approximately $0.1 million remaining repayment in excess of proceeds was funded through operations.

We sold an additional 25,000 shares of common stock to one of our existing shareholders at $11.63 per share in accordance with the exercise of his preemptive rights under a shareholders’ agreement described in Item 13. “Certain Relationships and Related Transactions.” These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 or Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering. The proceeds of approximately $0.3 million were used to fund debt repayment.

Concurrently with the completion of the offering, we issued 7,654,235 shares of common stock in exchange for all 510,000 outstanding shares of our 13.75% mandatorily redeemable preferred stock at a conversion price of $11.63 per share. These shares of common stock were issued in reliance upon the exemption from registration under Section 3(a)(9) of the Securities Act of 1933 as securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid for soliciting such exchange.

Additionally, concurrently with the completion of the initial public offering, QD LLC issued the QD LLC Notes. The QD LLC Notes were issued to the initial purchasers thereof in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, or Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. The initial purchasers resold the QD LLC Notes purchased from QD LLC in reliance upon the exemption from registration under Rule 144A and Regulation S of the Securities Act of 1933.

Item 6. SELECTED FINANCIAL DATA

The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The consolidated statements of operations data and balance sheet data set forth below for the fiscal years ended December 31, 2003, 2002 and 2001 and the historical balance sheet data as of December 31, 2003 and 2002 are derived from our audited financial statements included under Item 8 of this report. The historical statements of operations data for the fiscal years ended December 31, 2000 and 1999 and the historical balance sheet data as of December 31, 2001, 2000 and 1999 are derived from our audited financial statements that are not included elsewhere in this report. The consolidated statements of operations and balance sheet data for each of the years in the four year period ended December 31, 2002 have been restated to reflect the restatement discussed in the “Explanatory Note” in the Introduction to this report.

	YEAR ENDED DECEMBER 31
	2003	2002 (RESTATED)(1)	2001 (RESTATED)(1)(2)	2000 RESTATED(2)	1999 RESTATED(2)
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA
Operating revenues	$565,440	$516,760	$509,522	$555,816	$569,097
Operating expenses:
Purchased transportation (3)	360,303	301,921	298,688	320,943	319,271
Depreciation and amortization (4)	28,509	31,823	33,410	35,281	60,556
Other operating expenses	157,834	160,618	152,431	170,591	172,391

Operating income (5)	18,794	22,398	24,993	29,001	16,879
Interest expense	29,984	33,970	40,389	40,605	40,806
Transaction fees	700	10,077	—	—	—
Interest expense, preferred stock conversion	59,395	—	—	—	—
Foreign currency transaction loss	937	—	—	—	—
Gain on debt extinguishment	(4,733)	—	—	—	—
Other expense (income)	(288)	6	(143)	(393)	(488)

Loss before taxes	(67,201)	(21,655)	(15,253)	(11,211)	(23,439)
Provision (benefit) for income taxes (6)	(99)	1,443	1,135	31,225	(6,068)
Minority interest	—	—	—	—	(21)

Loss from continuing operations, before discontinued operations and cumulative change in accounting principle	(67,102)	(23,098)	(16,388)	(42,436)	(17,392)
Income (loss) from discontinued operations, net of tax	—	(2,913)	(359)	56	1,462
Cumulative effect of a change in accounting principle (7)	—	(23,985)	—	—	—

Net loss	(67,102)	(49,996)	(16,747)	(42,380)	(15,930)
Preferred stock dividends and accretions	(4,540)	(6,021)	(2,762)	(1,745)	(1,444)

Net loss attributable to common stockholders	$(71,642)	$(56,017)	$(19,509)	$(44,125)	$(17,374)

Loss from continuing operations per share (8)
Basic	$(12.51)	$(8.64)	$(5.59)	$(12.89)	$(5.50)
Diluted	(12.51)	(8.64)	(5.59)	(12.89)	(5.50)
Weighted average common shares outstanding
Basic	5,729,000	3,369,000	3,422,000	3,427,000	3,426,000
Diluted	5,729,000	3,369,000	3,422,000	3,427,000	3,426,000
OTHER DATA
Net cash and cash equivalents
provided by operating activities	$17,349	$25,832	$7,468	$41,282	$9,169
Net cash and cash equivalents used
in investing activities	(12,381)	(7,169)	(34,936)	(18,721)	(8,875)
Net cash and cash equivalents (used in) provided by financing activities	(4,733)	(19,998)	27,263	(20,171)	674
Number of terminals at end of period	164	153	148	152	171
Number of trailers operated at end of period	8,253	7,565	7,737	7,526	7,625
Number of tractors operated at end of period	3,473	3,363	3,394	3,491	3,943
BALANCE SHEET DATA AT PERIOD END:
Working capital	$7,348	$13,804	$32,482	$37,223	$68,440
Total assets	371,691	381,586	445,243	452,480	541,741
Total indebtedness, including current maturities	274,509	397,613	443,856	416,939	434,156
Redeemable securities (9)	—	62,675	17,709	15,092	13,287
Stockholders’ deficit	(20,671)	(200,709)	(140,152)	(112,264)	(65,578)

(1)	See Note 1 of Notes to Consolidated Financial Statements entitled “Business Organization – PPI Irregularities”.

(2)	The restatement adjustments relating to the irregularities at PPI that affect financial data as of December 31, 2001, 2000 and 1999 and for each of the two years ended December 31, 2000 and 1999, which financial data is derived from financial statements that are not included in this report, are set forth in the following tables (in thousands, except per share data):

	As of December 31, 2001
	As Reported	Restatement	Restated
Working capital	$34,542	$(2,060)	$32,482
Total assets	448,138	(2,895)	445,243
Stockholders’ deficit	(135,427)	(4,725)	(140,152)

	As of and for the year ended December 31, 2000
	As Reported	Restatement	Restated
Operating revenues	$556,547	$(731)	$555,816
Other operating expenses	170,729	(138)	170,591
Operating income	29,594	(593)	29,001
Loss before taxes	(10,618)	(593)	(11,211)
Loss from continuing operations, before discontinued operations and cumulative change in accounting principle	(41,843)	(593)	(42,436)
Net loss	(41,787)	(593)	(42,380)
Net loss attributable to common stockholders	(43,532)	(593)	(44,125)
Loss from continuing operations per share - basic	(12.72)	(0.17)	(12.89)
Loss from continuing operations per share - diluted	(12.72)	(0.17)	(12.89)
Working capital	37,129	104	37,233
Total assets	453,073	(593)	452,480
Stockholders’ deficit	(110,866)	(1,398)	(112,264)

	As of and for the year ended December 31, 1999
	As Reported	Restatement	Restated
Operating revenues	$569,597	$(500)	$569,097
Operating income	17,379	(500)	16,879
Loss before taxes	(22,939)	(500)	(23,439)
Loss from continuing operations, before discontinued operations and cumulative change in accounting principle	(16,892)	(500)	(17,392)
Net loss	(15,430)	(500)	(15,930)
Net loss attributable to common stockholders	(16,874)	(500)	(17,374)
Loss from continuing operations per share - basic	(5.35)	(0.15)	(5.50)
Loss from continuing operations per share - diluted	(5.35)	(0.15)	(5.50)
Working capital	53,469	14,971	68,440
Total assets	542,241	(500)	541,741
Stockholders’ deficit	(64,773)	(805)	(65,578)

(3)	Does not include purchased transportation from discontinued operations of $1.4 million, $1.7 million and $1.9 million in 2001, 2000 and 1999, respectively.
(4)	Does not include depreciation and amortization from discontinued operations of $1.7 million, $1.8 million and $1.7 million in 2001, 2000 and 1999, respectively.
(5)	For the years ended December 31, 2003, 2002, 2001 and 2000, operating income includes charges of $3.0 million, $4.1 million, $3.4 million and $9.9 million, respectively, relating to expenses or losses attributable to our operations prior to the 1998 acquisition of CLC for insurance claims and restructuring charges.
(6)	The provision for income taxes for the year ended December 31, 2000 includes the establishment of a valuation reserve of $32.6 million, which was a non-cash charge.
(7)	Adoption of FAS Statement 142, “Goodwill and Other Intangible Assets,” resulted in a non-cash impairment loss related to goodwill as a cumulative effect of a change in accounting principle.
(8)	Loss from continuing operations per share and weighted average common shares outstanding for all periods presented gives effect to the 1.7 for 1 stock split effected on November 4, 2003.
(9)	Redeemable securities of QDI on a consolidated basis consisted of $51.0 million of mandatorily redeemable preferred stock and accrued dividends on this stock of $11.9 million at December 31, 2002 and are net of $0.2 million in shareholder loans.

Additionally, QDI issued 30,000 shares of mandatorily redeemable common stock in 1998, which was written down to its redemption value of $0 at December 31, 2002. On November 13, 2003, our mandatorily redeemable preferred stock was converted into 7,654,235 shares of common stock. Additionally, on November 13, 2003, the redemption feature of the mandatorily redeemable common stock became void in accordance with the shareholders’ agreement. Therefore, we had no redeemable securities at December 31, 2003.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward-Looking Statements and Certain Considerations” contained in the Introduction to this report.

OVERVIEW

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share as opposed to that of our competitors and the amount spent on tank truck transportation as opposed to other modes of transportation such as rail. The volume of shipments of chemical products are in turn affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. Additionally, we also provide leasing, tank cleaning, insurance products for drivers and affiliates and inter-modal services which are presented as other service revenue.

The principal components of our operating costs include purchased transportation, salaries, wages, benefits, annual tractor and trailer maintenance costs, insurance, technology infrastructure and fuel costs. We believe our use of affiliates and owner-operators provides a more flexible cost structure, increases our asset utilization and increases our return on invested capital.

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

On November 13, 2003, we consummated our initial public offering (the “IPO”) of 7,875,000 shares of our common stock at $17.00 per share. On this date, we sold an additional 25,000 shares of common stock to an existing shareholder for $11.63 per share as a result of the exercise of his preemptive rights in connection with the conversion of our 13.75% Mandatorily Redeemable Preferred Stock (“Redeemable Preferred Stock”) to common stock. Our subsidiary, Quality Distribution, LLC (“QD LLC”) concurrently consummated (a) the private offering of $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2010 and (b) the entry into a new credit facility consisting of a $140 million delayed draw term loan facility, a $75 million revolving credit facility and a $20 million pre-funded letter of credit facility. We utilized the proceeds from these transactions to repay all of our previous debt, except for $7.5 million of floating interest rate notes. On a going forward basis, we expect our interest expense to decrease due to the reduction of outstanding debt and the reduction of interest rates from the previously outstanding debt. We believe that our new capital structure provides us the flexibility necessary to continue expanding our scope of service capabilities, providing us the ability to be a full-service provider to companies looking to outsource their transportation management and logistics needs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). We believe the following are the more critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual future experience may differ from these estimates.

Property and Equipment - Property and equipment expenditures, including tractor and trailer rebuilds that extend the useful lives of such equipment, are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets to an estimated salvage value. Annual depreciable lives are 10-25 years for buildings and improvements, 5-15 years for tractors and trailers, 7 years for terminal equipment, 3-5 years for furniture and fixtures and 3-10 years for other equipment. Tractor and trailer rebuilds, which are recurring in nature and extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 5 to 10 years, based on the type and extent of these rebuilds. Maintenance and repairs are charged directly to expense as incurred. Management estimates the useful lives of these assets based on historical trends and the age of the assets when placed in service, and any changes in the actual lives could result in material changes in the net book value of these assets. Additionally, we estimate the salvage values of these assets based on historical sales of disposals, and any changes in the actual salvage values could also affect the net book value of these assets.

Furthermore, we evaluate the recoverability of our long-lived assets whenever adverse events or changes in the business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. This analysis requires us to make significant estimates and assumptions in projecting future cash flows, and changes in facts and circumstances could result in material changes in the amount of any write-offs for impairment.

Goodwill – Goodwill and other intangibles are reviewed for impairment annually and whenever events or circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events or circumstances indicate possible impairment. We use estimates of future cash flows of the reporting unit in measuring whether the assets are recoverable. Changes in actual or estimated future cash flows could have an impact on such assets, possibly resulting in future impairment charges.

Deferred tax assets - We use the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of December 31, 2003, management has deemed it appropriate to establish a 100% valuation allowance against the deferred tax assets. Any change in the actual future results of operations could impact the valuation of the net deferred tax asset.

Environmental liabilities - We have reserved for potential environmental liabilities based on the best estimates of potential clean-up and remediation estimates for known environmental sites. We employ a staff of environmental experts to administer all phases of our environmental programs and use outside experts where needed. These professionals develop estimates of potential liabilities at these sites based on projected and known remediation costs. This analysis requires us to make significant estimates, and changes in facts and circumstances could result in material changes in the environmental accrual.

Accident claims reserves - We carry insurance for auto liability claims, with a $5 million per occurrence deductible since September 15, 2002, and workers’ compensation with a $1 million per accident deductible. For cargo claims, we are self-insured. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own safety department personnel. This analysis requires us to make significant estimates, and changes in facts and circumstances could result in material changes in the accident claims reserves.

Revenue recognition - Transportation revenues, including fuel surcharges, and related costs are recognized on the date the freight is delivered. Other service revenues, consisting primarily of lease revenues from affiliates, owner-operators and third parties, are recognized ratably over the lease period. Tank wash revenues are recognized when the wash is performed. Insurance brokerage revenues are recorded as a contractual percentage of premiums received ratably over the period that the insurance covers. We recognize all revenues, including the premiums for the insurance policies that were not renewed with third-party insurance carriers in connection with the restatement at PPI, on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted by our customers.

Allowance for uncollectible receivables - The allowance for all potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by our management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators and affiliates. This analysis requires us to make significant estimates, and changes in facts and circumstances and the economic environment could result in material changes in the allowance for uncollectible receivables.

Pension Plans - We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions such as discount rates (6.25%) and assumed rates of return

(7.50%). The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term average rate of return on assets in the pension funds, which was modeled based on the current and projected asset mix of the funds and considering the historical returns earned on the type of assets in the funds. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are amortized over future periods. Based on the information provided by our independent actuaries and other relevant sources, we believe that the assumptions used are reasonable.

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. Any changes in these assumptions could result in material changes to our annual pension cost and pension balances.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB released revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised standard replaces existing pension disclosure requirements. Required disclosures for the year ended December 31, 2003 have been incorporated in the notes to the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance in determining (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (or other existing authoritative guidance) or, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. We do not believe the adoption of this standard will have a material impact on our financial reporting.

RESULTS OF OPERATIONS

The consolidated financial statements as of December 31, 2002 and for each of the two years then ended and the corresponding fiscal 2002 and 2001 interim periods have been restated to account for accounting and insurance irregularities identified at PPI, a subsidiary that markets insurance products, resulting from unauthorized actions by PPI’s former vice president. This restatement resulted in an increase in net loss and basic and diluted earnings per share of approximately $4.9 million and $1.45, respectively, in the fiscal year ended December 31, 2002 and $3.3 million and $0.97, respectively, in the fiscal year ended December 31, 2001. All financial data in the following discussion has been restated to account properly for the identified adjustments relating to these irregularities.

During the second quarter of 2002, we sold the Levy petroleum trucking division and closed the Levy mining trucking operation, as well as closed Bulknet, our internet-based load brokerage subsidiary. Revenue and operating expenses in the following discussion have been adjusted to remove the revenues and expenses associated with the operations of these divisions as such amounts are reported as discontinued operations on the statement of operations.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Total revenues for 2003 were $565.4 million, an increase of $48.7 million or 9.4%, compared to 2002 revenues. Transportation revenue increased by $37.9 million or 8.6% compared to 2002. The increase in transportation revenue is partially attributable to the addition of eight new affiliates throughout 2003, which provided an incremental revenue increase of $14.8 million during 2003. The insurance surcharge revenue increased $0.7 million from 2002. The remaining increase in transportation revenue is the result of increased demand from existing customers and the addition of new customers. The increased demand from existing customers is a reflection of the gradual strengthening of the chemical industry as evidenced by an $11.2 million increase in 2003 revenue from 2002 generated by our ten largest 2003 customers. Other service revenue increased by $1.2 million or 1.8% in 2003 versus 2002 primarily due to an increase of $2.2 million in trailer rental revenues as a result of our converting company owned terminals to affiliates. Fuel surcharge increased $9.6 million from 2002 as a result of higher fuel prices and volume increases.

We operated 164 terminals at December 31, 2003 compared to 153 terminals at December 31, 2002. The increase is the result of strategic new affiliate terminals opened in 2003 due to third-party carriers joining our network in order to obtain the opportunity to serve a national customer base, achieve economies of scale through centralized corporate support functions and cost-effective purchasing, and improve utilization through increased backhaul. We also added a new affiliate partner at the end of the year to jump start our bulk food grade effort.

We operated a total of 8,253 trailers and 3,473 tractors at the end of 2003 compared to 7,565 trailers and 3,363 tractors at December 31, 2002. The increase in tractors is largely due to the addition of new affiliates who provided their own tractors. The increase in trailers is also due to the addition of new affiliates that previously ran independently and, thus, already owned trailers and to the acquisition of new business that had been serviced by in-house fleets where the customer provides its own trailers. Additionally, we acquired 174 trailers on December 31, 2003 from a competitor who decided to discontinue its bulk tank truck business. The increases were partially offset by sales of older trailers.

Operating expenses, totaled $546.6 million in 2003, an increase of $52.3 million or 10.6% from 2002. The increase in operating expenses was primarily attributable to higher purchased transportation, driver compensation and insurance costs, offset by decreases in compensation; fuel, supplies and maintenance; and depreciation and amortization. The increase in purchased transportation of $58.4 million, or 19.3%, is primarily the result of higher revenues and the conversion of 15 company terminals to affiliates. As terminals are converted, we increase our purchased transportation expense, which represents the affiliates’ percentage share of revenues, and decrease our overhead expenses. The decrease in compensation expense of $8.5 million, or 12.3%, from 2002 is a result of the conversion of company terminals to affiliates, which reduces the number of company employees as these individuals are subsequently employed by the affiliate. As a direct result of these conversions, company drivers decreased from 2002 to 2003, which caused a $3.4 million decrease in driver compensation during 2003. Fuel, supplies and maintenance decreased $4.9 million, or 11.4%, as company terminals were converted to affiliates, and these costs were assumed by the affiliates. Additionally, the number of company-owned tractors decreased from 793 at December 31, 2002 to 663 at December 31, 2003, thereby reducing the maintenance expenses for which we are responsible. Depreciation and amortization decreased $3.3 million, or 10.4%, as we reduced the number of company-owned tractors and as trailers acquired in the merger with CLC became fully depreciated during 2003.

The decreases in operating expenses were offset by a $13.8 million increase in insurance claims expense. The increase is primarily the result of $13.8 million of expenses recorded in 2003, including an accrual of $3.0 million to record estimated costs relating to the state insurance regulatory proceedings, compared to $4.9 million of expenses recorded in both 2002 in connection with the insurance irregularities identified at PPI. The remaining increase in our insurance claims expense of $4.9 million is the result of higher insurance claims than in the previous year relating to our transportation business.

Our operating expenses have been impacted by several additional charges in both 2003 and 2002. We have incurred severance, benefits and other related expenses from cost cutting measures and consolidating terminals that resulted in charges of $0.7 million and $1.8 million in 2003 and 2002, respectively. In addition, we had charges related to the prior operations of CLC of $2.3 million in both 2003 and 2002 related to insurance claims associated with the operations of predecessor companies incurred prior to the merger in 1998.

Our operating margin decreased to 3.3% in 2003 versus 4.3% in 2002 primarily as a result of the charges recorded from the insurance irregularities identified at PPI. The charges were larger in 2003 compared to 2002 because we recorded the accrual for costs relating to the state insurance regulatory proceedings, additional policies were not renewed with third-party insurance carriers during 2003, thus increasing costs, and we established reserves for all of the policies that had no underlying third-party insurance.

Interest expense was $30.0 million in 2003 versus $34.0 million during 2002. The reduction in interest expense was the result of reductions in debt, lower interest rates and the amortization of deferred gains on the 2002 debt restructuring. On July 1, 2003, we adopted FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which increased our interest expense by $3.5 million for the Redeemable Preferred Stock dividends recorded since adoption of the standard through November 13, 2003, the date the Redeemable Preferred Stock was converted to common stock. In connection with an exchange offer consummated during 2002, we recorded $10.1 million in transaction fees, including the write-off of existing unamortized fees from prior credit amendments. In 2003, we recorded $0.7 million in transaction fees incurred in a proposed debt offering that was not consummated. Additionally, we recorded $59.4 million in interest expense upon converting our outstanding Redeemable Preferred Stock into 7,654,235 shares of common stock at a conversion price of $11.63 per share upon consummation of the offering of our common stock on November 13, 2003. The interest charge was calculated as the difference between the carrying value of the preferred stock, including accrued dividends, at the date of conversion and the conversion price of $11.63 per share times the number of converted shares of common stock.

We recorded a $4.7 million net gain on debt extinguishment as we used the proceeds from our IPO and QD LLC’s offering of 9% Senior Subordinated Notes and entering into a new credit facility to pay all of our and QD LLC’s existing long-term debt other than $7.5 million of our floating interest rate notes. The gain consisted of a $13.1 million gain from the write-off of bond carrying values on debt instruments that were extinguished, a $5.6 million loss from the write-off of deferred financing costs previously recorded for debt that was extinguished and a $2.8 million loss for redemption fees paid to bondholders to redeem the debt before maturity.

Discontinued operations accounted for a $1.4 million loss in 2002. The discontinued operations consisted of the sale and disposal of the Canadian petroleum and mining trucking divisions of Levy, and the closure of Bulknet, our internet-based load brokerage subsidiary. We incurred a $1.5 million loss on the ultimate disposition of the operations, due largely to the write-off of goodwill, sale of assets associated with the Canadian petroleum and mining trucking divisions and write down of all software and development costs at Bulknet.

During 2002, there was a change in accounting principle to recognize the impairment of goodwill relating to implementation of FAS 142 of $24.0 million. See note 2 to the consolidated financial statements for further discussion.

Income taxes for 2003 were a benefit of $0.1 million versus a provision of $1.4 million for 2002. This expense mainly represents state franchise and foreign taxes.

Our net loss was $67.1 million for 2003 versus $50.0 million for 2002 for the reasons outlined above.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

The chemical industry overall remained weak for most of 2002, continuing a decline that started in the third quarter of 2000. Total revenues for 2002 were $516.8 million, an increase of $7.2 million, or 1.4%, compared to 2001 revenues. Transportation revenue increased by $8.7 million or 2.0% compared to 2001. The increase in transportation revenue is primarily attributable to business acquired through strategic asset purchases in the last half of 2001 that was retained throughout 2002 ($7.3 million). Fuel surcharge decreased $5.6 million for the year. New business gains and insurance surcharge revenue accounted for $0.3 million of the net revenue increase in 2002. Non-trucking revenue increased by $4.2 million or 6.4% in 2002 versus 2001 primarily due to acquisitions during 2002 and the second half of 2001 by QSI, our tank-wash subsidiary, and to our premium revenues increasing as we were the primary insurer on more insurance policies in 2002 than in 2001.

We operated 153 terminals at December 31, 2002 compared to 148 terminals at December 31, 2001. The increase is the result of strategic new affiliate terminals opened in 2002, and new transload operations, offset by further consolidation and rationalization of terminals from cost cutting measures in response to decreased demand.

We operated a total of 7,565 trailers and 3,363 tractors at the end of 2002 compared to 7,737 trailers and 3,394 tractors for year ended December 31, 2001. The decline in tractors, many of which are owned by owner-operators, is largely due to the sale of older equipment, and disposal of the Canadian petroleum division, partially offset by new tractor purchases in the fourth quarter of 2002. The decrease in trailers is due to better equipment utilization allowing for the disposals of older equipment, plus the disposal of our Levy petroleum division.

Operating expenses totaled $494.4 million in 2002, an increase of $9.8 million or 2.0% from 2001. The increase in operating expenses was primarily attributable to higher purchased transportation, driver compensation and insurance costs. Purchased transportation increased $3.2 million as a result of the addition of several new affiliate operations added in 2002. Driver wages and benefits increased by $2.1 million due primarily to escalating group health costs and workers compensation premiums. Also significantly contributing to the operating expense increase was insurance claims expense, which increased $4.6 million or 33.5% versus 2001. These costs were negatively impacted by higher premiums due to a tight insurance market, which was exacerbated by the events of September 11, 2001. Additionally, we restated the results of our insurance subsidiary, and all expenses related to the restatement impacted insurance claims expense. Fuel expenses, included in fuel supplies and maintenance expenses for company operations were $0.2 million lower in 2002 reflecting overall lower annual fuel cost and conversions to affiliate locations. Additionally, selling and administrative expense in 2002 includes a $6.4 million charge to increase the reserve for uncollectible accounts, due to increased collection efforts on trade receivables and receivables from terminated owner-operators and affiliates. Selling and administrative costs also include a benefit from a $6.0 million reduction in environmental liabilities reflecting lower than anticipated environmental clean-up costs. Selling and administrative expenses increased by $0.5 million as a result of our initiation of an aggressive campaign on both driver retention and recruiting. Additionally, in 2002 we increased our credit and collection staffing in an effort to improve cash flow and decrease our days sales outstanding (DSO).

Our operating expenses have been impacted by several charges in both 2002 and 2001. We have incurred severance, benefits and other related expenses from cost cutting measures and consolidating terminals that resulted in charges of $1.8 million and $1.0 million in 2002 and 2001, respectively. In addition, we had charges related to the prior operations of CLC of $2.3 million and $2.4 million in 2002 and 2001, respectively, related to insurance claims associated with the operations of predecessor companies incurred prior to the merger in 1998.

Depreciation and amortization totaled $31.8 million for 2002 versus $33.4 million in 2001. The decrease is attributable to the implementation of FAS 142 in 2002 that eliminated the amortization of goodwill ($3.9 million) and to tractor and trailer equipment acquired at the time of the merger with CLC that became fully depreciated in 2002. These decreases were partially offset by depreciation related to higher capital spending on computer related infrastructure and acquisitions of equipment in 2002 and the end of 2001.

Our operating margin decreased to 4.3% in 2002 versus 4.9% in 2001.

Interest expense was $34.0 million in 2002 versus $40.4 million during 2001. The reduction in interest expense was the result of an exchange offer consummated during the second quarter of 2002 (the “Exchange Offer”), which reduced our overall level of indebtedness. For a discussion of the Exchange Offer, see note 8 to the consolidated financial statements included elsewhere in this report. In connection with the Exchange Offer, we recorded $10.1 million in transaction fees, including the write-off of existing unamortized fees from prior credit amendments.

Discontinued operations accounted for a $1.4 million loss and $0.4 million loss in 2002 and 2001, respectively. The discontinued operations consisted of the sale and disposal of the Canadian petroleum and mining trucking divisions of Levy, and the closure of Bulknet, our internet-based load brokerage subsidiary. We incurred a $1.5 million loss on the ultimate disposition of the operations, due largely to the write-off of goodwill, sale of assets associated with the Canadian petroleum and mining trucking division and write down of all software and development costs at Bulknet.

During 2002, there was a change in accounting principle to recognize the impairment of goodwill relating to implementation of FAS 142 of $24.0 million. See note 2 to the consolidated financial statements for further discussion.

Income tax expense for 2002 was $1.4 million versus $1.1 million for 2001.

Our net loss was $50.0 million for 2002 versus $16.7 million for 2001 for the reasons outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Our revolving credit agreement becomes due in November of 2009. We generated $17.3 million, $25.8 million and $7.5 million from operating activities in 2003, 2002 and 2001, respectively. The decrease in cash provided by operating activities in 2003 is primarily attributable to an increase, excluding non-cash charges, in working capital requirements of $8.9 million in 2003, compared to a reduction of working capital, excluding non-cash charges, of $2.7 million in 2002. The increase in working capital requirements for 2003 was primarily driven by an increase in accounts receivable due to higher revenue and a reduction in accounts payable and owner-operators payable due to timing of payments. The reduction in working capital for 2002 reflects a significant decrease in accounts receivable resulting from increased collection efforts in the prior year.

Capital expenditures totaled $8.9 million, $15.3 million and $37.4 million in 2003, 2002 and 2001, respectively. In 2002, capital was used to complete the purchase of our new dispatch system and other computer infrastructure, new tractors and a tank wash facility. In 2003, all capital expenditures were utilized to maintain our current asset level. Net cash used in investing activities in 2003, 2002 and 2001 was $12.4 million, $7.2 million and $34.9 million, respectively. In 2003, we paid $6.1 million to purchase a line of business of one of our competitors. In 2002, we recognized proceeds of approximately $4.3 million in connection with our disposal of the petroleum and mining trucking divisions of Levy.

Net cash (used in) or provided by financing activities was ($4.7 million), ($20.0 million) and $27.3 million in 2003, 2002 and 2001, respectively. In 2003, we used the proceeds from our IPO, the offering of the QD LLC Notes and our new credit agreement to pay substantially all of our then existing credit agreement and long-term debt (discussed below). Additionally, we made periodic payments on our revolver and term loan prior to the IPO. The use of cash in 2002 is a result of paying down our revolving debt and from transaction fees associated with the Exchange Offer.

On November 13, 2003, we consummated our initial public offering of 7,875,000 shares of our common stock at $17.00 per share. On this date, we sold an additional 25,000 shares of common stock to an existing shareholder for $11.63 per share as a result of the exercise of his preemptive rights in connection with the preferred stock conversion. The registered shares represent approximately 40% of our outstanding shares with the remaining shares being owned by Apollo, management and former members of management.

QD LLC concurrently consummated (a) the private offering of $125 million aggregate principal amount of guaranteed 9% Senior Subordinated Notes due 2010 (the “QD LLC Notes”) and (b) the entry into a new guaranteed and secured credit facility consisting of a $140 million delayed draw term loan facility, maturing in November 2009, a $75 million revolving credit facility, maturing in November 2008, and a $20 million pre-funded letter of credit facility, maturing in November 2009. The interest rate on the new credit facility is, at the option, of the Company, at (a) 2.00% in excess of the Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios. The net proceeds of $376.8 million, after deducting $22.4 million underwriting discounts, commissions and related expenses, were used to pay all existing long-term debt and outstanding credit facility balances, except for $7.5 million of Series B floating interest rate subordinated securities due 2006 (the “Floating Rate Notes”) and our outstanding capital leases.

Our primary cash needs consist of capital expenditures and debt service under our credit agreement, the QD LLC Notes and Floating Rate Notes. We incur capital expenditures for the purpose of replacing older tractors and trailers, purchasing new tractors and trailers, and maintaining and improving infrastructure. The following is a schedule of our long-term contractual commitments, including current portion of our long-term indebtedness at December 31, 2003, over the periods we expect them to be paid (dollars in thousands):

	BALANCE AT 12/31/03	LESS THAN 1 YEAR	1 – 3 YEARS	3– 5 YEARS	GREATER THAN 5 YEARS
Operating leases	$—	$2,231	$3,120	$—	$—
Unconditional purchase commitment	—	508	1,522	—	—
Total indebtedness, including capital lease obligations	274,509	1,759	11,700	136,050	125,000

Total	$274,509	$4,498	$16,342	$136,050	$125,000

Additionally, we have $29.2 million of environmental liabilities, $12.3 million of pension plan and other long term insurance claim obligations and $34.5 million in letters of credit outstanding we expect to pay out over the next five to seven years.

In March 2004, we signed a lease to finance the purchase of 40 new trailers.

The following is a schedule of our indebtedness, exclusive of capital lease obligations, at December 31, 2003 over the periods we expect them to be paid (dollars in thousands):

	TERM LOAN	REVOLVER	QD LLC NOTES	SERIES B FLOATING INTEREST RATE NOTES	TOTAL
2004	$1,400	$—	$—	$—	$1,400
2005	1,400	—	—	—	1,400
2006	1,400	—	—	7,500	8,900
2007	1,400	—	—	—	1,400
Thereafter	134,050	2,000	125,000	—	261,050

	$139,650	$2,000	$125,000	$7,500	$274,150

QD LLC has the ability to incur additional debt, subject to limitations imposed by the credit facility and the indenture governing the notes. Under the indenture governing the notes, in addition to specified permitted indebtedness QD LLC will be able to incur additional indebtedness so long as on a pro forma basis QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the indenture for the notes) to consolidated fixed charges) is 2.0 to 1.0 or greater. For the twelve month period ended December 31, 2003, QD LLC’s consolidated fixed charge coverage ratio was 2.0 to 1.0.

The credit facility includes financial covenants, which require certain ratios to be maintained. These ratios include the interest coverage ratio, the ratio of Consolidated EBITDA (as defined in the credit agreement) to consolidated interest expense, and the consolidated total leverage ratio, which is the ratio of consolidated total debt to Consolidated EBITDA (as defined in the credit agreement). As of December 31, 2003, Quality Distribution, LLC was in compliance with the financial covenants in the credit agreement. However, continued compliance with these requirements could be effected by changes relating to economic factors, market uncertainties, or other events as described under “—Forward-Looking Statements and Certain Considerations.” Although there can be no assurance, we currently believe that we will be in compliance with the financial covenants in the credit facility for the next 12 months.

We believe that based on current levels of operations and anticipated growth, our cash flow from operations, together with available sources of liquidity, including borrowings under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including obligations under our credit agreement and satisfy other long-term contractual commitments for the next twelve months.

However, for periods extending beyond 12 months, if our operating cash flow and borrowings under the revolving credit facility are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we will be required to seek alternative plans. These alternatives would likely include another restructuring or refinancing of our long-term debt, the sale of a portion or all of our assets or operations or the sale of additional debt or equity securities. If these alternatives are not available in a timely manner or on satisfactory terms, or are not permitted under our existing agreements, we may default on some or all of our obligations. If we default on our obligations, including our financial covenants required to be maintained under the new credit facility, and the debt under the indenture for the new notes were to be accelerated, our assets may not be sufficient to repay in full all of our indebtedness, and we may be forced into bankruptcy.

We have historically sought to acquire smaller local operators as part of our program of strategic growth. We continue to evaluate potential accretive acquisitions in order to capitalize on the consolidation occurring in the industry and expect to fund such acquisitions from available sources of liquidity, including borrowings under the revolving credit facility.

Management expects to incur additional expenses in 2004 in connection with the irregularities discovered at PPI discussed in the “Explanatory Note” in the Introduction to this report that could have a material adverse effect on the liquidity of the Company during 2004.

While uncertainties relating to environmental, labor and regulatory matters exist within the trucking industry, management is not aware of any trends or events other than PPI and the related pending lawsuit likely to have a material adverse effect on liquidity or the accompanying financial statements. Our credit rating is affected by many factors, including our financial results, operating cash flows and total indebtedness.

As a holding company with no significant assets other than ownership of 100% of QD LLC’s membership units, we also depend upon QD LLC’s cash flows to service our debt. QD LLC’s ability to make distributions to us is restricted by the covenants contained in the credit facility and the indenture governing the QD LLC Notes. However, Apollo as our controlling stockholder, may have an interest in pursuing reorganizations, restructurings or other transactions involving us that, in their judgment, could enhance their equity investment even though those transactions might involve increasing QD LLC’s leverage or impairing QD LLC’s creditworthiness in order to decrease QDI’s leverage. While the restrictions in the indenture governing the QD LLC Notes cover a wide variety of arrangements which have traditionally been used to effect highly leveraged transactions, the indenture governing the QD LLC Notes may not afford the holders of the notes protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction. Although QDI has no current intention to engage in these types of transactions, there can be no assurance it will not do so in the future if permitted under the terms of the credit facility and the indenture governing the QD LLC Notes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We utilize derivative financial instruments to reduce our exposure to market risk from changes in interest rates and foreign exchange rates. The instruments primarily used to mitigate these risks are interest rate swaps and foreign exchange contacts. All derivative instruments held by us are designated as hedges, and accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by SFAS 133. Gains and losses upon settlement are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. We are exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions; and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or issue interest rate swaps or foreign exchange contracts for trading purposes.

We had approximately $294 million and $344 million of variable interest debt outstanding at December 31, 2002 and 2001, respectively. We entered into interest rate swap agreements designated as a partial hedge of our portfolio of variable rate debt during 2001. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. As of December 31, 2003 and 2002, there were no outstanding interest rate swaps.

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under QD LLC’s credit facility. Interest rates for the revolving credit facility are based, at QD LLC’s option, on either the administrative agent’s base rate plus 2.50% or upon the Eurodollar rate plus 3.50%, and interest rates for the term loan are based, at QD LLC’s option, upon the administrative agent’s base rate plus 2.0% or upon the Eurodollar rate plus 3.0% in each case subject to reductions in the applicable margins for the revolving credit facility and term loan only if we reduce our total consolidated leverage below certain levels. Additionally, we have $7.5 million of floating interest rate subordinated term notes with interest rates of LIBOR plus 4.81%. At December 31, 2003, a 10% increase change in the current per annum interest rate would result in $1.3 million additional interest expense.

FOREIGN CURRENCY EXCHANGE RATE RISK

We may incur economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar. A 10% adverse change in foreign currency exchange rates would not have a material impact on our results of operation. At December 31, 2003, we had no active foreign currency hedge agreements.

COMMODITY PRICE RISK

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2003, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	Financial statements and exhibits filed under this item are listed in the index appearing in Item 15 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based on the evaluation performed as of the end of the period covered by the report, our Chief Executive Officer and our Chief Financial Officer concluded that a “material weakness” (as defined under standards established by the American Institute of Certified Public Accountants) existed with regard to accounting matters at one of our subsidiaries, PPI. On February 2, 2004, we filed a Form 8-K with the SEC disclosing that we had discovered irregularities at PPI, a non-core subsidiary that primarily assists independent contractors in obtaining various lines of insurance for which PPI derives fees as an insurance broker, resulting from unauthorized actions by PPI’s former vice president, including failing to obtain and renew certain insurance policies for PPI’s customers yet continuing to collect premiums in violation of state insurance laws. We also disclosed that such irregularities and additional accounting irregularities identified would result in a restatement of our unaudited and audited financial statements. See “Explanatory Note” in the Introduction to this report. Upon discovery of irregularities at PPI, our internal audit department began an investigation. Subsequently, the internal investigation of the accounting and insurance irregularities at PPI was conducted by the Audit Committee of our Board of Directors, with the assistance of outside legal counsel and forensic accountants.

Based on the substantive procedures performed in connection with the internal investigation and the disclosure controls and procedures that related to our non-PPI operations, our Chief Executive Officer and our Chief Financial Officer believe that to their knowledge: (a) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report and (b) the financial statements and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

In connection with PricewaterhouseCoopers LLP’s audit of our consolidated financial statements as of and for the year ended December 31, 2003, they identified and communicated to us and our Audit Committee a “material weakness” (as defined under standards established by the American Institute of Certified Public Accountants) with regard to financial accounting and reporting of our insurance brokerage operations at PPI.

Upon discovery of the irregularities, PPI’s then vice president, who the Audit Committee concluded was the only person engaged in the misconduct at PPI, had her employment terminated. The day to day operations of PPI are currently being managed by a risk management executive, who is a member of our senior management. The accounting functions of PPI now report directly to our corporate controller, and we are in the process of transferring all accounting functions and accounting systems of PPI to our corporate accounting department in Tampa, Florida. We expect to have this transition completed by the end of the second quarter of 2004. During the transition period, a member of the corporate accounting staff has assumed responsibility for PPI’s monthly financial reporting. We are committed to continuing the process of identifying, evaluating and implementing corrective actions, where required, to improve the effectiveness of our disclosure controls and procedures.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures, including our internal controls and procedures for financial reporting, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

During the fourth quarter of 2003, there have been no changes, other than as described above, in our internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, these controls.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of January 1, 2004 with respect to the members of our board of directors and our executive officers, which also hold the same positions with our wholly-owned subsidiary, Quality Distribution, LLC:

Name	Age	Position
Thomas L. Finkbiner	51	Chairman of the Board, Director, President and Chief Executive Officer
Samuel M. Hensley	43	Senior Vice President and Chief Financial Officer
Virgil T. Leslie	48	Executive Vice President and General Manager
Keith J. Margelowsky	48	Senior Vice President of Performance Planning
Dennis R. Copeland	54	Senior Vice President—Administration
Anthony R. Ignaczak	39	Director
Richard B. Marchese	62	Director
Joshua J. Harris	39	Director
Michael D. Weiner	51	Director
Marc J. Rowan	41	Director
Marc E. Becker	31	Director
Donald C. Orris	62	Director

Our directors hold office until their successors have been elected and qualified, or, if earlier, upon their death, resignation, removal or disqualification. Officers serve at the discretion of the Board of Directors.

Thomas L. Finkbiner has been employed by QDI since November 1999 as its President and Chief Executive Officer, and he has been a director of QDI since March 2000. Since May 14, 2002, Mr. Finkbiner has also served as President, Chief Executive Officer, and a member of the Board of Managers of Quality Distribution, LLC, and he became Quality Distribution, LLC’s Chairman on June 19, 2002. Prior to his employment by QDI, he was Vice President, Intermodal for Norfolk Southern Corporation from 1987-1999, Vice President of Marketing and Administration and Vice President of Sales for North American Van Lines (then an operating subsidiary of Norfolk Southern) from 1981-1987. Prior to these positions he held various sales and management positions with Airborne Freight Corporation and Roadway Express, Inc. from 1976-1981. Mr. Finkbiner serves as Chairman of the Board of Directors for Intermodal Transportation Institute, University of Denver. He is a director of Pacer International, Inc.

Samuel M. Hensley serves as QDI’s Senior Vice President and Chief Financial Officer. Since October 31, 2002, Mr. Hensley has also served as the Senior Vice President and Chief Financial Officer of Quality Distribution, LLC. Prior to his employment with QDI, Mr. Hensley served as Vice President, Chief Financial Officer and Treasurer for Cendian Corporation, a global logistics and distribution services company for the chemical industry, since 2000. From 1993 to 2000, he was Corporate Controller for Georgia Gulf Corporation, a manufacturer of commodity and specialty chemicals. Prior to these positions, he had various senior positions with Arthur Andersen LLP from 1983 to 1993.

Virgil T. Leslie joined QDI in April 2000 as Senior Vice President of Sales and Marketing. Mr. Leslie also serves as Vice President of Sales and General Manager of Quality Distribution, LLC. Prior to joining QDI, he served as Vice President of Sales with Triple Crown Services in Ft. Wayne, Indiana. Mr. Leslie also spent 16 years with Roadway Express holding various sales and operating positions.

Keith J. Margelowsky joined QDI in April 2000 as Senior Vice President of Performance Planning and is responsible for improving QDI’s systems, procedures and capabilities. Mr. Margelowsky became Senior Vice President of Performance Planning of Quality Distribution, LLC on May 14, 2002. Prior to joining QDI, he led the marketing effort for Werner Logistics. He was with Werner since 1992 and has extensive pricing and costing experience. His early experience includes five years in LTL and eleven additional years in truckload with North American Van Lines and National Freight.

Dennis R. Copeland serves as QDI’s Senior Vice President—Administration. Mr. Copeland also serves as Senior Vice President—Administration of Quality Distribution, LLC. Mr. Copeland joined QDI in 1998 in connection with the acquisition of Chemical Leaman Corporation, at which time he assumed the position of Vice President Labor Relations and Human Resources. From October 1988 until he joined QDI, Mr. Copeland served as Vice President of Human Resources and Labor Relations for Chemical Leaman Corporation. Prior to that time, he held various management positions with Lukens Steel Company.

Anthony R. Ignaczak became a director of QDI and a member of the Board of Managers of Quality Distribution, LLC in October 2003. Mr. Ignaczak has been a partner with Quad-C Management; a private equity firm based in Charlottesville, Virginia, since May 1993, and joined the firm in 1992. Prior to that time, Mr. Ignaczak was an Associate with the Merchant Banking Group at Merrill Lynch and a member of the Mergers and Acquisitions department of Drexel, Burnham, Lambert Inc. Mr. Ignaczak also serves as a director of Asset Acceptance Capital Corporation.

Richard B. Marchese became a director of QDI and a member of the Board of Managers of Quality Distribution, LLC effective January 1, 2004. Mr. Marchese served as Vice President Finance, Chief Financial Officer and Treasurer of Georgia Gulf Corporation since 1989 prior to retiring at the end of 2003. Prior to 1989, Mr. Marchese served as the Controller of Georgia Gulf Corporation and prior to that as the Controller of the Resins Division of Georgia Pacific Corporation.

Joshua J. Harris has been a director of QDI since June 1998. Mr. Harris is a founding senior partner of Apollo Management, L.P. since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Breuners Home Furnishings Corporation, Pacer International, Inc., Compass Minerals Group, Inc., Nalco Company, Resolution Performance Products, Inc., United Agri Products Inc. and UAP Holdings Corp.

Michael D. Weiner has been a director of QDI since June 1998. Mr. Weiner is a principal of Apollo and has served as a Vice President and general counsel of Apollo Management and certain affiliates of Apollo since 1992. He became a member of Quality Distribution, LLC’s Board of Managers on May 14, 2002. Prior to 1992, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius LLP, specializing in securities law, public and private financing, and corporate and commercial transactions. Mr. Weiner is also a director of WMC Finance Co.

Marc J. Rowan has been a director of QDI since June 1998. Mr. Rowan is a founding senior partner of Apollo Management since 1990. He became a member of Quality Distribution, LLC’s Board of Managers on May 14, 2002. From 1985 until 1990 Mr. Rowan was with Drexel Burnham Lambert Incorporated, most recently as Vice President with responsibilities in high yield financing, transaction idea generation and merger structure and negotiation. Mr. Rowan is also a director of Vail Resorts, Inc., AMC Entertainment, National Financial Partners Corporation, Rare Medium Group, Inc. and Wyndham International, Inc.

Marc E. Becker has been a director of QDI since June 1998, and became a member of the Board of Managers of Quality Distribution, LLC on May 14, 2002. Mr. Becker has been employed with Apollo Management, L.P. since 1996 and has served as an officer of certain affiliates of Apollo Management since 1999. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker serves on several boards of directors including National Financial Partners Corporation, Pacer International, Inc., United Agri Products Inc., UAP Holdings Corp. and WMC Finance Co.

Donald C. Orris has been a director of QDI since 1999, and became a member of Quality Distribution, LLC’s Board of Managers on May 14, 2002. Mr. Orris has been Chairman, President and Chief Executive Officer of Pacer International, Inc. since May 1999. From Pacer Logistics’ inception in March 1997 until May 1999 he served as Chairman, President and Chief Executive Officer of Pacer Logistics. Mr. Orris served as President of Pacer International Consulting LLC, a wholly owned subsidiary of Pacer Logistics, since September 1996. From January 1995 to September 1996, Mr. Orris served as President and Chief Operating Officer, and from 1990 until January 1995, he served as Executive Vice President of Southern Pacific Transportation Company. Mr. Orris was the President and Chief Operating Officer of American Domestic Company and American President Intermodal Company from 1982 until 1990.

Board Committees

Our board of directors has an audit committee. The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance function. The audit committee also oversees the audit efforts of our independent accountants and takes those actions it deems necessary to satisfy itself that the external auditors are independent of management.

The Audit Committee currently consists of three directors, Mr. Marchese, Mr. Ignaczak and Mr. Becker. Mr. Marchese and Mr. Ignaczak are independent directors as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act and as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules. In accordance with the listing requirements of Nasdaq National Market, as a result of the determination by our board of directors that membership on the Audit Committee by Mr. Becker is required by the best interests of the Company and its shareholders, we are exempt from having a fully independent Audit Committee until the earlier of October 31, 2004 and the first annual shareholders meeting of the company after January 15, 2004. Our board of directors has determined that Mr. Marchese, the chairman of the Audit Committee, is an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act.

In addition, our board of directors has a compensation committee and a corporate governance committee. The compensation committee determines our compensation policies and forms of compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines stock-based compensation for our directors, officers, employees and consultants and administrators under our stock incentive plan. The members of the compensation committee are Messrs. Becker, Harris and Ignaczak. The corporate governance committee identifies, evaluates and recommends potential board and committee members. The corporate governance committee also establishes and reviews board governance guidelines. The members of the corporate governance committee are Messrs. Harris and Weiner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and owners of more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC by a specified date. Based solely upon a review of filings with the SEC and written representations by such reporting persons, we believe that, during 2003, our directors, officers and owners of more than ten percent of our common stock complied with all section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted a code of ethics (the “Code of Conduct”), which is applicable to all directors and employees of the company, including our principal executive officer, our principal financial officer and our controller. A copy of the Code of Conduct can be found on our website at www.qualitydistribution.com. Any possible future amendments to or waivers from the Code of Conduct will be posted on our website and disclosed on a Form 8-K to be filed with the SEC.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid by QDI for services rendered by our Chief Executive Officer, our four other most highly compensated executive officers and one former highly compensated executive officer (the “Named Executive Officers”) during the years ended December 31, 2003, 2002 and 2001.

Summary Compensation Table

	Annual Compensation				Long-Term Awards
Name and Principal Position	Year	Salary		Bonus	Restricted Stock Awards ($) (1)	Securities Underlying Options (#)	All Other Compensation (2)
Thomas L. Finkbiner President and Chief Executive Officer	2003 2002 2001	$254,273 253,545 258,000		$69,000 — —	$700,000 — —	464,000 — —	$906 6,773 113,569

Samuel M. Hensley Senior Vice President—Finance and Chief Financial Officer (3)	2003 2002	195,962	(3)	25,000 (3)	90,000 —	145,000 —	60,408 (3)

Virgil T. Leslie Executive Vice President and General Manager	2003 2002 2001	194,204 172,543 159,115		50,000 — 15,000	95,000 — —	170,000 — —	433 6,773 13,886

Dennis R. Copeland Senior Vice President—Administration	2003 2002 2001	167,514 164,764 153,320		12,000 — 14,042	57,000 — —	85,000 — —	558 6,773 12,929

Michael A. Grimm Former Executive Vice President—Business Development (4)	2003 2002 2001	164,973 162,184 160,326		12,500 — —	— — —	— — —	1,004 6,773 7,656

Keith Margelowsky Senior Vice President of Performance Planning	2003 2002 2001	159,824 156,352 154,539		10,000 — —	57,000 — —	85,000 — —	341 6,773 7,656

(1)	All restricted stock was granted pursuant to the 2003 Restricted Stock Plan and vests in 20% increments over five years beginning December 31, 2004. Restricted Stock Awards were granted on November 5, 2003, contingent on the closing of the initial public offering, based on a price per share equal to the initial public offering price of $17. See Item 5. “Dividend Policy” for a discussion on whether dividends will be paid on the restricted stock.
(2)	Amounts shown represent employer contributions to the profit sharing and 401(k) plans, automobile allowance, employer paid premiums for group term life insurance and relocation reimbursement. QDI maintains various employee benefits and compensation plans, including an incentive bonus plan and 401(k) savings plan.
(3)	Samuel M. Hensley joined QDI in October 2002. His compensation during 2002 was less than $100,000.
(4)	Michael A. Grimm resigned from QDI effective January 1, 2004.

DIRECTOR’S COMPENSATION

Our independent directors are compensated $2,000 per month plus $1,500 per board of directors’ meeting attended and $1,000 per committee meeting attended. The chairman of each committee receives $2,000 per committee meeting. Telephonic meetings are paid at 50% of the standard rate. On November 5, 2003, each non-employee director at the time was granted 20,000 options, contingent on the closing of the initial public offering, at the initial public offering price of $17.00 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of QDI’s Board of Directors was established on November 5, 2003. Mr. Ignaczak, Mr. Harris and Mr. Becker serve on the committee. None of the members are or have been officers or employees of QDI. Prior to the establishment of the Compensation Committee, our board of directors established levels of compensation for our executive officers. There are not currently any compensation committee interlocks between us and other entities involving our executive officers and board members who serve as executive officers or board members of such other entities.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth the grant of stock options to the Named Executive Officers during the fiscal year ended December 31, 2003:

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options (#) (1)	% of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($, in thousands)	10% ($, in thousands)
Thomas L. Finkbiner	464,000	24.8%	$17.00	11/5/13	4,965	12,593
Samuel M. Hensley	145,000	7.8%	17.00	11/5/13	1,552	3,935
Virgil T. Leslie	170,000	9.1%	17.00	11/5/13	1,819	4,614
Dennis R. Copeland	85,000	4.5%	17.00	11/5/13	910	2,307
Michael A. Grimm	—	—	—	—	—	—
Keith Margelowsky	85,000	4.5%	17.00	11/5/13	910	2,307

(1)	All options, which were granted pursuant to the 2003 Stock Option Plan, were non-qualified, were granted at market value on the date of grant, vest in 25% increments over four years and have a term of ten years.

YEAR-END OPTION VALUES

The following table sets forth the exercise of options by the Named Executive Officers during the fiscal year ended December 31, 2003 and unexercised options held as of the fiscal year ended December 31, 2003:

Aggregated Option Exercises In Last Fiscal Year

and FY-End Option Values

(Dollar figures shown in thousands)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised In-the-Money Options at FY-End ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Thomas L. Finkbiner	—	$—	—	464,000	$—	$1,206.4
Samuel M. Hensley	—	—	—	145,000	—	377.0
Virgil T. Leslie	—	—	—	170,000	—	442.0
Dennis R. Copeland	—	—	—	85,000	—	221.0
Michael A. Grimm	—	—	—	—	—	—
Keith Margelowsky	—	—	—	85,000	—	221.0

(1)	Calculated based on the fair market value of our common stock on December 31, 2003 ($19.60 per share) minus the exercise price ($17.00 per share).

EMPLOYMENT AND RELATED AGREEMENTS

On May 30, 2002, pursuant to the contribution agreement between QDI and Quality Distribution, LLC Quality Distribution, LLC assumed our obligations under the employment agreements summarized below.

Employment Agreements

On November 8, 1999, QDI entered into an employment agreement with Thomas L. Finkbiner as President and Chief Executive Officer of QDI with a base salary of $260,000 per annum. His incentive is based upon achievement of plan at 50% of base salary with an additional bonus of 25% of base salary potential, subject to evaluation by the Board of Directors. The employment agreement provides for a two-year term of service, with an automatic one-year extension on each anniversary date, unless QDI or Mr. Finkbiner gives notice that the term will not be so extended.

On March 27, 2000, QDI entered into an employment agreement with Virgil T. Leslie to perform the duties of Senior Vice President of Sales and Marketing for QDI with a base salary of $150,000 per annum. His incentive bonus of up to 35% of his annual salary is based on pre-determined performance standards subject to the QDI Board’s discretion. The employment agreement provides for a two-year term, with an automatic one-year extension on each anniversary date, unless QDI or Mr. Leslie give notice that the term will not be so extended.

On June 23, 1998, QDI entered into an employment agreement with Dennis R. Copeland to perform the duties of Vice President of Administration for QDI with a base salary of $145,000 per annum. His incentive bonus of up to 25% of his annual salary is based on pre-determined performance standards subject to the QDI Board’s discretion. The employment agreement provides for a two-year term, with an automatic one-year extension on each anniversary date, unless QDI or Mr. Copeland give notice that the term will not be so extended.

On March 30, 2003, QDI entered into an amendment of its employment agreement with Michael Grimm to perform the duties of Executive Vice President of Business Development with a base salary of $164,973 per annum. His incentive bonus of up to 20% of his annual salary is based on predetermined performance standards subject to the QDI Board’s discretion, and he is to receive commissions based on billed linehaul revenue generated by new affiliates and acquisitions generated by him. The employment agreement provides for seven month term, with automatic six month extensions, unless QDI or Mr. Grimm gives notice that his term will not be so extended. QDI and Mr. Grimm have agreed not to extend Mr. Grimm’s employment with QDI beyond the December 31, 2003 expiration of the term of his employment agreement. Under the terms of his employment agreement, Mr. Grimm will receive the severance benefits described below, including his base salary, through December 31, 2004.

On February 5, 2003 QDI entered into an employment agreement with Samuel Hensley to perform the duties of Senior Vice President Finance and Chief Financial Officer with a base salary of $195,000. The employment agreement provides for a two year term, with an automatic one year extension on each anniversary date, unless QDI or Mr. Hensley give notice that the term will not be so extended.

On April 10, 2000 QDI entered into an employment agreement with Keith Margelowsky to perform the duties of Senior Vice President of Performance Planning with a base salary of $150,000. The employment agreement provides for a two year term, with an automatic one year extension on each anniversary date, unless QDI or Mr. Margelowsky give notice that the term will not be so extended.

Each of the employment agreements listed above provide for certain severance payments to be made if the employment of any such executives is terminated without “cause” or if such executive resigns for a “good reason,” such as after the occurrence of one of a number of specified changes in such executive’s employment, including:

•	a material diminution by QDI of the executive’s duties and responsibilities

•	a material breach by QDI of its compensation and benefit obligations, or

•	an involuntary relocation by more than 50 miles from Tampa, Florida.

Under such circumstances:

•	Mr. Finkbiner would be entitled to receive his base salary for the remainder of the term of his employment, a pro rated bonus and continued medical and other benefits;

•	All other contracted executives would be entitled to receive his base salary for one year after such termination and continued medical and other benefits.

Other senior executives hold employment agreements with QDI with various terms and conditions.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 18, 2004 (based on 19,115,646 shares of common stock outstanding), by:

•	each person known by us to be a beneficial owner of more than 5.0% of our outstanding common stock,

•	each of our directors,

•	each of our named executive officers, and

•	all directors and executive officers as a group.

The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or warrants held by such person that are exercisable within 60 days of March 18, 2004, but excludes shares of common stock underlying options or warrants held by any other person.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK	PERCENTAGE OF CLASS
Thomas L. Finkbiner (1)(2)	158,718	*
Samuel M. Hensley (1)(2)	5,294	*
Virgil T. Leslie (1)(2)	5,589	*
Keith J. Margelowsky (1)(2)	18,362	*
Dennis R. Copeland (1)(2)	25,162	*
Michael A. Grimm (1)(3)	29,034	*
Richard B. Marchese (1)	—	—
Joshua J. Harris (4)(5)	—	—
Michael D. Weiner (4)(5)	—	—
Marc J. Rowan (4)(5)	—	—
Marc E. Becker (4)(5)	—	—
Anthony R. Ignaczak (6)	—	—
Donald C. Orris (1)	—	—
All executive officers and directors as a group (13 persons)(3)	242,161	*
Apollo Investment Fund III, L.P. (7) c/o Apollo Advisors III, L.P Two Manhattanville Road Purchase, New York 10577	10,535,312	55.09%
Wellington Management Company, LLP (8)	1,226,649	6.42%

*	Less than 1.0%.
(1)	The business address for Messrs. Finkbiner, Hensley, Orris, Margelowsky, Grimm, Leslie, Marchese and Copeland is Quality Distribution, Inc., 3802 Corporex Park Drive, Tampa, FL 33619.
(2)	The shares for certain of our executive officers include the issuance of restricted stock, which has voting rights. These shares are subject to vesting incrementally over five years beginning December 31, 2004. Finkbiner has 41,176 shares, Hensley has 5,294 shares, Leslie has 5,589 shares, Margelowsky has 3,353 shares and Copeland has 3,353 shares.
(3)	Includes 4,675 shares which are issuable upon exercise of vested options under our 1998 stock option plan.
(4)	The business address for Messrs. Harris, Weiner, Rowan and Becker is Apollo Management, L.P., 1301 Avenue of the Americas, New York, NY 10019.
(5)	Messrs. Harris, Weiner, Rowan and Becker are each principals and officers of certain affiliates of Apollo. Although each of Messrs. Harris, Weiner, Rowan and Becker may be deemed to beneficially own shares owned by Apollo, each such person disclaims beneficial ownership of any such shares.
(6)	The business address for Mr. Ignaczak is Quad-C Management, Inc., 230 East High Street, Charlottesville, Virginia 22902.
(7)	Includes shares owned by Apollo Overseas Partners III, L.P., a Delaware limited partnership, and Apollo (U.K.) Partners III, L.P., a limited partnership organized under the laws of the United Kingdom as well as 7,810 shares, which are issuable upon exercise of QDI’s warrants held by such entities. Also includes 136,521 shares owned by two other institutional investors as to which Apollo has sole voting power pursuant to the irrevocable proxy granted by such institutional investors in the Amended and Restated Common and Preferred Stock Purchase and Shareholder Agreement, dated as of August 28, 1998 thereto as amended by Amendment No. 1 dated April 2, 2002. The Amended and Restated Common and Preferred Stock Purchase and Shareholder Agreement dated August 28, 1998, as amended by Amendment No. 1 thereto dated April 2, 2002, provides that in no event shall the grant of the proxy be effective to the extent that the voting power of the proxy, when combined with the voting power of Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P. or Apollo (U.K.) Partners III, L.P. would exceed 79.99% of the voting power of QDI.

(8)	Based solely on information obtained from a Schedule 13G filed by Wellington Management Company, LLP (“Wellington”) with the SEC on or about February 13, 2004. The foregoing information has been included solely in reliance upon, and without independent investigation of, the disclosure contained in Wellington’s Schedule 13G. The business address Wellington Management Company, LLP is 75 State Street, Boston, MA 02109. The entity has shared investment power for all 1,226,649 shares beneficially owned and has shared voting power for 770,059 of these shares.

We maintain three equity-based compensation plans – the 1998 Stock Option Plan, the 2003 Stock Option Plan and the 2003 Restricted Stock Plan. The 2003 Stock Option Plan and the 2003 Restricted Stock Plan have each been approved by our stockholders. The following table sets forth the number of shares of our common stock subject to outstanding options and rights under these plans, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants under these plans as of December 31, 2003 (in thousands, except exercise price):

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders (1)	2,071	$17.00	639

Equity compensation plans not approved by security holders (2)	104	23.53	0

Total	2,175	17.33	639

(1)	Consists of the 2003 Stock Option Plan and the 2003 Restricted Stock Plan, both of which were approved by stockholders prior to our initial public offering.
(2)	Consists of the 1998 Stock Option Plan.
(3)	Consists of 227,000 options issuable under the 2003 Stock Option Plan and 411,654 share of common stock issuable under the 2003 Restricted Stock Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE 2002 TRANSACTIONS

On April 10, 2002, QDI and its subsidiaries, pursuant to the terms of an Offering Memorandum and Consent Solicitation Statement, as supplemented by Supplement No. 1 thereto dated as of May 10, 2002,

•	commenced an offer to exchange up to $87.0 million principal amount of our then outstanding 10% Senior Subordinated Notes due 2006 and the FIRSTS due 2006 for a combination of certain debt and equity securities, including the old notes issued by Quality Distribution, LLC,

•	commenced a consent solicitation for certain proposed amendments to the indenture governing the QDI notes to eliminate many of the restrictive covenants contained in that indenture, and

•	entered into lock-up agreements with certain affiliates of Apollo, certain affiliates of Ares Management, L.P. and certain members of our management, who collectively held $53.0 million aggregate principal amount of the QDI notes.

The exchange offer for the QDI notes and the consent solicitation were consummated on May 30, 2002. On such date, QDI accepted $61.4 million aggregate principal amount of its notes (excluding the $53.0 million aggregate principal amount of the QDI notes covered by the lock-up agreements). All tendering holders received for each $1,000 principal amount of QDI notes tendered, a combination of debt and equity securities consisting of:

•	$650 principal amount of 12.5% Senior Subordinated Secured Notes due 2008 issued by Quality Distribution, LLC,

•	$150 principal amount of 12% Junior PIK Notes due 2009 issued by us, and

•	3.4706 warrants, each to purchase one share of our common stock at an exercise price of $2.94 per share.

Pursuant to the terms of the lock-up agreements with Ares, Apollo and QDI’s management, on May 30, 2002,

•	Ares exchanged its QDI notes for the same combination of debt and equity securities indicated above for tendering holders,

•	Apollo and QDI’s management group exchanged their respective QDI notes for shares of our 13.75% preferred stock, and

•	Apollo purchased for cash an additional $10 million of our 13.75% preferred stock, all of the proceeds of which were used by us to retire certain borrowings under the existing credit facility for which Apollo had provided credit support.

As a result of the transactions, on May 30, 2002,

•	Quality Distribution, LLC issued $54,535,000 aggregate principal amount of 12.5% Senior Subordinated Secured Notes due 2008 to the holders of QDI notes participating in the transactions and to Ares,

•	we issued $12,585,000 aggregate principal amount of 12% Junior PIK Notes due 2009 to the holders of QDI notes participating in the transactions and to Ares,

•	we issued 291,186 warrants to purchase our common stock to the holders of QDI notes participating in the transactions and to Ares, and

•	we issued shares of our 13.75% preferred stock with an aggregate liquidation preference of $40,500,000 to Apollo and QDI’s management group.

In addition, as a result of the closing of the transactions, the amendments to the financial covenants contained in the Fifth Amendment to the credit agreement became effective. The Fifth Amendment amended the financial covenants through the date of the final maturity of the credit agreement so as to make them less restrictive.

SHAREHOLDERS’ AGREEMENT

Elton E. Babbitt, Charles J. O’Brien, Jr., Marvin Sexton and Richard J. Brandewie entered into a shareholders’ agreement with Apollo governing certain aspects of the relationship among such shareholders and QDI. Such shareholders’ agreement contains, among other matters,

•	a provision restricting the rights of Elton E. Babbitt to transfer his shares of QDI common stock, subject to certain permitted or required transfers and a right of first refusal in favor of Apollo;

•	certain registration rights in the event QDI effects a registration of QDI securities;

•	certain preemptive rights with respect to the sale or issuance of QDI common stock and equity securities convertible into QDI common stock to Apollo; and

•	certain rights of Charles J. O’Brien, Jr. to cause QDI to purchase from him at the then fair market value up to such number of shares with a value equal to the implied value of his investment in QDI common stock at the Effective Time.

Such shareholders’ agreement became effective on June 9, 1998 and will terminate upon the earlier of:

•	the tenth anniversary thereof; and

•	such time as QDI is a public company with equity securities listed on a national securities exchange or publicly traded in the over-the-counter market.

Accordingly, the shareholders’ agreement was terminated on November 13, 2003, the completion date of our initial public offering provided, however, that certain transfer restrictions and registration rights still survive notwithstanding QDI being a public company.

Pursuant to such shareholders’ agreement, prior to the completion of QDI’s initial public offering on November 13, 2003, Apollo was entitled to a transaction fee of up to 1.0% of the value of each transaction entered into by QDI, as determined in the sole discretion of Apollo. Such fee was in addition to the management fees payable to Apollo as set forth in the management agreement between Apollo and QDI described below. No fees were paid by QDI to Apollo pursuant to this shareholders’ agreement.

In connection with the conversion of our outstanding preferred stock, Mr. O’Brien exercised his preemptive rights under the shareholders’ agreement to purchase 25,000 shares of the common stock in a cash transaction for the effective preferred share conversion price of $11.63 per share. No other shareholders have exercised their preemptive rights under the shareholders’ agreement.

In addition, on May 30, 2002 we entered into an additional agreement with Apollo and Thomas L. Finkbiner, Michael A. Grimm, Dennis R. Farnsworth, Keith J. Margelowsky, Dennis R. Copeland and Douglas B. Allen governing certain aspects of the relationship among such management persons, Apollo and QDI. This additional shareholders’ agreement contains, among other matters,

•	a provision granting Apollo, and subjecting the management persons to, certain drag-along rights in the event of a transfer of securities held by Apollo in QDI to third parties; and

•	certain rights of the management persons, under certain circumstances, to participate in transfers of QDI securities held by Apollo to third parties.

The additional shareholders’ agreement terminates upon the mutual consents of the parties thereto or at such time as Apollo ceases to own in the aggregate less than 10% of the shares of QDI’s fully diluted common stock.

Further, as referenced above in the footnotes to Item 12. “Security Ownership of Certain Beneficial Owners and Management,” on August 28, 1998, as amended by Amendment No. 1 dated April 2, 2002, in connection with the issuance of certain securities by QDI to certain institutional shareholders, we entered into an amended and restated common and preferred stock purchase and shareholders’ agreement with Apollo and such institutional shareholders named therein governing certain aspects of the relationship among such institutional shareholders, Apollo and QDI. This purchase and shareholders’ agreement contains, among other matters,

•	a provision granting Apollo, and subjecting the institutional shareholders to, certain drag-along rights in the event of a transfer of securities held by Apollo in QDI to third parties;

•	certain rights of the institutional shareholders, under certain circumstances, to participate in transfers of QDI securities held by Apollo to third parties;

•	certain registration rights of the institutional shareholders in the event QDI effects a registration of QDI securities held by Apollo, subject to certain cut backs;

•	certain preemptive rights of the institutional shareholders with respect to the sale by QDI of common stock and/or preferred stock to Apollo; and

•	certain irrevocable proxy rights as discussed in the footnotes to “Security Ownership of Certain Beneficial Owners and Management.”

The purchase and shareholders’ agreement terminates at such time as Apollo ceases to own in the aggregate less than 10% of the shares of QDI’s fully diluted common stock.

LIMITED RECOURSE SECURED PROMISSORY NOTE AND PLEDGE AGREEMENTS.

In connection with the purchase by Marvin Sexton, a former President of QCI, of shares of QDI in June 1998, QDI made a limited recourse secured loan to Marvin Sexton in the amount of $400,000. The loan bears interest at a rate equal to LIBOR plus 1.5% and is secured by a pledge by Mr. Sexton of all of his QDI common stock and options to purchase QDI common stock. The principal amount of the loan is due on June 9, 2006, with mandatory pre-payments due upon, and to the extent of, the receipt of after-tax proceeds from the sale of Mr. Sexton’s pledged securities. As of December 31, 2003, the entire $400,000 principal amount of the loan was outstanding.

Thomas Finkbiner, QDI’s President and Chief Executive Officer, signed a Limited Recourse Secured Promissory Note for $800,000 in November 1999 in conjunction with his purchase of QDI stock. The loan bears interest at a rate calculated based on QDI’s cost of borrowings and is secured by a pledge by Mr. Finkbiner of his QDI common stock, which loan and pledge are under similar terms and conditions as Mr. Sexton’s agreement. As of December 31, 2003, the entire $800,000 principal amount of the loan was outstanding.

REGISTRATION RIGHTS AGREEMENT

In addition to the shareholders’ agreement, we entered into a separate second amended and restated registration rights agreement with Apollo and Thomas L. Finkbiner, Michael A. Grimm, Dennis R. Farnsworth, Keith J. Margelowsky, Dennis R. Copeland and Douglas B. Allen pursuant to which Apollo obtained an unlimited number of demand and incidental registration rights and each of the other parties thereto obtained incidental registration rights. As a result, at Apollo’s written request, we are obligated to prepare and file a registration statement covering the shares so requested to be registered by Apollo. In addition, should we propose in the future to register any of our own common stock for sale to the public, Apollo and the other parties thereto have the opportunity to include their common stock in the same or concurrent registration statement filed by us, subject to customary cutbacks at the option of any underwriters of such future offerings. All of the 10,390,981 shares of common stock owned by Apollo and all of the 208,737 shares of common stock owned by the other parties, including the shares of common stock issued upon conversion of our preferred stock, have registration rights under this agreement. We will bear all expenses, other than selling expenses, incurred in the registration process. The registration rights agreement provides for standard indemnification provisions for an agreement of this type. Additionally, the registration rights agreement provides for preemptive rights granted to Apollo with respect to the sale of certain QDI capital stock and certain equity securities convertible into capital stock, other than in connection with this offering.

OTHER TRANSACTIONS

We entered into a management agreement with Apollo on February 10, 1998 whereby we retained Apollo to provide financial and strategic advice. Pursuant to the terms of the management agreement, Apollo agreed to provide financial and strategic services as reasonably requested by our Board of Directors. As consideration for services to be rendered under the management agreement, we paid to Apollo an initial fee of $2.0 million on June 9, 1998 and agreed to pay an annual fee of $500,000 to Apollo Management until termination of the management agreement. We recognized $500,000 in selling and administrative expense in 2000 and 2001 under the management agreement. The agreement was suspended for 2002 and we did not recognize any selling and administrative expense for these services. In 2002, we entered into an agreement to provide advisory and consulting services to Apollo. The annual fee for these services is $300,000, and was recorded as a reduction in selling and administrative costs in 2003 and 2002. The management agreement with Apollo Management was terminated effective as of October 7, 2003.

Effective October 23, 2001, QDI and Charles J. O’Brien, Jr. modified his current agreement to provide that Mr. O’Brien’s title would change to Special Assistant to the CEO with a base salary of $52,000 per year through June 30, 2002. In July 2002, Mr. O’Brien’s employment agreement was modified to provide for a base salary of $12,000 per year.

Mr. Brandewie, a former member of our Board of Directors owns a minority interest in an information technology firm that provides services to us. Total amounts paid by us to the firm during 2003, 2002 and 2001 were $0.2 million, $0.4 million and $0.5 million, respectively.

In August 2001, QCI entered into an agreement with respect to affiliate facilities in Bridgeport, NJ with Charles J. O’Brien, Jr., a former director/shareholder. Mr. O’Brien has been operating this location under the affiliate program. The aggregate revenue in 2003 and 2002 for those operations was $13.1 million and $11.4 million, respectively. As of December 31, 2003 and 2002, $0.1 million and $0.1 million, respectively, was owed to us in connection with this affiliate operation.

Certain members of our management were able to purchase shares of common stock offered at the initial public offering at the initial public offering price through a directed share program which was available to certain members of our management, friends and family of members of our management, our employees, directors, affiliates, owner-operators and employees of our affiliates and owner-operators.

In connection with our initial public offering on November 13, 2003, all outstanding shares of our preferred stock (originally issued pursuant to the Articles of Amendment that were filed with the Secretary of State of the State of Florida on May 23, 2002) substantially all of which was held by Apollo and members of QDI’s management, were automatically converted into shares of our common stock pursuant to the terms of the Articles of Amendment to our Articles of Incorporation filed with the Secretary of State of the State of Florida on October 1, 2003. Pursuant to the terms of the amendment, upon the earlier to occur of the consummation of the initial public offering of common stock of QDI or the receipt by QDI of the consent of our lenders required under the then existing credit facility, all 510,000 shares of preferred stock outstanding would convert automatically into 7,654,235 shares of common stock. This conversion resulted in each outstanding share of preferred stock converting into approximately 15 shares of common stock, which resulted in an effective price of approximately $11.63 per share of common stock. The purpose of the conversion was to eliminate all outstanding shares of preferred stock so that upon completion of the initial public offering that we would only have one class of capital stock outstanding. As a result of the conversion, there are no longer any shares of our preferred stock outstanding.

Pursuant to a Put and Call agreement dated December 14, 2001 between Apollo and our senior lenders and the administrative agent under our former credit facility, at the request of any of the Tranche D participating banks and after certain triggering events, Apollo was required to purchase all the Tranche D term loans held by such Tranche D banks. In addition, Apollo had the right, in its sole discretion, to purchase all or any part of the Tranche D term loans from the Tranche D banks at any time. The Put and Call agreement was terminated upon completion of the initial public offering.

For a description of certain employment agreements and other agreements with management and security holders, see Item 11. “Executive Compensation”.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the years ended December 31, 2003 and 2002, we were billed $225,000 and $257,000, respectively, for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of our annual financial statements and review of our financial statements included in our Form 10-Q’s.

During the year ended December 31, 2003, we were billed by PwC $772,000 for work performed in connection with our initial public offering of common stock in November 2003 and with a debt offering that was not effected. During the year ended December 31, 2002, we paid PwC $130,300 for work performed on our debt exchange offer in the second quarter of 2002.

Audit-Related Fees

During the year ended December 31, 2003 and 2002, we were billed by PwC $22,500 and $15,000, respectively, for the audits of two of our benefit plans.

Tax Fees

We were billed by PwC $128,000 and $169,000 for the years ended December 31, 2003 and 2002, respectively, for tax compliance work performed.

All Other Fees

No other fees were billed by PwC during 2003 nor 2002.

Our Audit Committee Charter requires that the committee be solely and directly responsible for the appointment, compensation, retention, evaluation and oversight of the work of the independent auditors, including, but not limited to approving fees, evaluating the scope of the audit, pre-approving all audit and non-audit services and reviewing all proposed audit adjustments. Prior to our initial public offering and the approval of the current Audit Committee Charter, the services described above were approved by either our Chief Financial Officer or the then existing audit committee.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The documents filed as part of this report are as follows:

1.	The financial statements and accompanying report of independent certified public accountants are listed in the Index to Financial Statements and are filed as part of this report.

2.	Financial Statement Schedules.

All consolidated financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or the notes thereto.

(b)	Reports on Form 8-K filed in the fourth quarter of 2003:

NONE

(c)	Exhibits required by Item 601 of Regulation S-K are submitted as a separate section herein immediately following the “Exhibit Index”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

March 30, 2004	/S/ THOMAS L. FINKBINER
THOMAS L. FINKBINER, PRESIDENT AND
CHIEF EXECUTIVE OFFICER
(DULY AUTHORIZED OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 30, 2004	/s/ Thomas L. Finkbiner Thomas L. Finkbiner	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

March 30, 2004	/s/ Samuel M. Hensley Samuel M. Hensley	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 30, 2004	/s/ Anthony R. Ignaczak Anthony R. Ignaczak	Director

March 30, 2004	/s/ Richard B. Marchese Richard B. Marchese	Director

March 30, 2004	/s/ Joshua J. Harris Joshua J. Harris	Director

March 30, 2004	/s/ Michael D. Weiner Michael D. Weiner	Director

March 30, 2004	/s/ Marc J. Rowan Marc J. Rowan	Director

March 30, 2004	/s/ Marc E. Becker Marc E. Becker	Director

March 30, 2004	/s/ Donald C. Orris Donald C. Orris	Director

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Quality Distribution, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ deficit and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Quality Distribution, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” as of July 1, 2003.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

As discussed in Note 1, the Company restated the financial statements as of and for each of the years ended December 31, 2002 and 2001.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Tampa, Florida
March 26, 2004

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(In 000’s) Except Per Share Data

	2003	2002
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$955	$661
Accounts receivable, net	74,944	74,423
Current maturities of notes receivable from affiliates	676	991
Inventories	819	898
Prepaid expenses	3,566	5,166
Prepaid tires	7,978	7,894
Other	1,236	855

Total current assets	90,174	90,888
Property and equipment, net	137,961	153,561
Goodwill	131,232	130,732
Intangibles, net	1,402	1,585
Notes receivable from affiliates	1,051	239
Other assets	9,871	4,581

Total assets	$371,691	$381,586

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$1,759	$3,251
Accounts payable	18,988	24,563
Affiliates and independent owner-operators payable	7,319	10,604
Accrued expenses	54,242	37,097
Income taxes payable	518	1,569

Total current liabilities	82,826	77,084
Long-term indebtedness, less current maturities	272,750	394,362
Environmental liabilities	19,689	27,324
Other non-current liabilities	13,712	17,656
Deferred tax liability	1,552	1,361

Total liabilities	390,529	517,787

Mandatorily redeemable preferred stock, net	—	62,675
Minority interest in subsidiary	1,833	1,833
Commitments and contingencies (Note 14)
STOCKHOLDERS’ DEFICIT
Common stock, no par value; 29,000 shares authorized; 18,992 issued at December 31, 2003 and 3,437 issued at December 31, 2002	356,078	105,497
Treasury stock, 111 and 36 shares at December 31, 2003 and 2002, respectively	(1,258)	(1,236)
Accumulated deficit	(169,569)	(97,927)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(14,689)	(15,831)
Stock purchase warrants	86	86
Stock subscriptions receivable	(1,730)	(1,709)

Total stockholders’ deficit	(20,671)	(200,709)

Total liabilities, mandatorily redeemable securities, minority interest and stockholders’ deficit	$371,691	$381,586

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(In 000’s) Except Per Share Data

	2003	2002	2001
		(Restated)	(Restated)
OPERATING REVENUES:
Transportation	$479,719	$441,867	$433,199
Other service revenue	70,110	68,862	64,706
Fuel surcharge	15,611	6,031	11,617

Total operating revenues	565,440	516,760	509,522

OPERATING EXPENSES:
Purchased transportation	360,303	301,921	298,688
Compensation	60,588	69,104	66,978
Fuel, supplies and maintenance	38,312	43,234	42,426
Depreciation and amortization	28,509	31,823	33,410
Selling and administrative	12,548	13,575	13,743
Insurance claims	32,209	18,427	13,803
Taxes and licenses	4,267	4,231	4,197
Communication and utilities	6,925	7,479	7,736
Loss on sale of property and equipment	10	486	99
CLC expenses	2,250	2,278	2,400
Restructuring charges	725	1,804	1,049

Total operating expenses	546,646	494,362	484,529

Operating income	18,794	22,398	24,993
Interest expense	29,984	33,970	40,389
Interest expense, transaction fees	700	10,077	—
Interest expense, preferred stock conversion	59,395	—	—
Foreign currency transaction loss	937	—	—
Gain on debt extinguishment	(4,733)	—	—
Other (income) expense	(288)	6	(143)

Loss before income taxes	(67,201)	(21,655)	(15,253)
(Benefit) provision for income taxes	(99)	1,443	1,135

Loss from continuing operations	(67,102)	(23,098)	(16,388)
Discontinued operations:
Loss from operations of discontinued divisions	—	(1,386)	(359)
Loss on disposal of discontinued divisions	—	(1,527)	—

Loss before cumulative effect of change in accounting principle	(67,102)	(26,011)	(16,747)
Cumulative effect of change in accounting principle	—	(23,985)	—

Net loss	(67,102)	(49,996)	(16,747)
Preferred stock and minority stock dividends	(4,540)	(6,021)	(2,762)

Net loss attributable to common stockholders	$(71,642)	$(56,017)	$(19,509)

PER SHARE DATA:
Basic:
Net loss from continuing operations per common stockholder	$(12.51)	$(8.64)	$(5.59)
Loss on discontinued operations	—	(0.87)	(0.11)
Cumulative effect of change in accounting principle	—	(7.12)	—

Net loss per common stockholders	$(12.51)	$(16.63)	$(5.70)

Diluted:
Net loss from continuing operations per common stockholder	$(12.51)	$(8.64)	$(5.59)
Loss on discontinued operations	—	(0.87)	(0.11)
Cumulative effect of change in accounting principle	—	(7.12)	—

Net loss per common stockholders	$(12.51)	$(16.63)	$(5.70)

Weighted average number of shares—basic	5,729	3,369	3,422
Weighted average number of shares—diluted	5,729	3,369	3,422

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2003, 2002 and 2001

(In 000’s)

	Comprehensive Loss	Shares of Common Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Stock Subscription Receivables	Total Stockholders’ Deficit
Balance December 31, 2000 (restated)		3,437	$105,676	$(32)	$(23,611)	$(189,589)	$(2,823)	$—	$(1,886)	(112,265)
Net loss (restated)	$(16,747)	—	—	—	(16,747)	—	—	—	—	(16,747)
Issuance of common stock, net	—	—	(112)	—	—	—	—	—	—	(112)
Stock subscription receipts	—	—	—	—	—	—	—	—	110	110
Acquisition of treasury stock	—	—	—	(370)	—	—	—	—	—	(370)
Preferred stock accretion	—	—	—	—	(2,617)	—	—	—	—	(2,617)
Minority stock dividend	—	—	—	—	(145)	—	—	—	—	(145)
Translation adjustment	(336)	—	—	—	—	—	(336)	—	—	(336)
Change in value of derivatives	(3,346)	—	—	—	—	—	(3,346)	—	—	(3,346)
Pension plan minimum liability	(4,324)	—	—	—	—	—	(4,324)	—	—	(4,324)

Balance, December 31, 2001 (restated)	$(24,753)	3,437	105,564	(402)	(43,120)	(189,589)	(10,829)	—	(1,776)	(140,152)

Net loss (restated)	$(49,996)	—	—	—	(49,996)	—	—	—	—	(49,996)
Stock subscription receipts	—	—	(67)	—	—	—	—	—	67	—
Acquisition of treasury stock	—	—	—	(834)	—	—	—	—	—	(834)
Preferred stock accretion	—	—	—	—	(5,876)	—	—	—	—	(5,876)
Minority stock dividend	—	—	—	—	(145)	—	—	—	—	(145)
Adjustment to redemption amount of mandatorily redeemable common stock	—	—	—	—	1,210	—	—	—	—	1,210
Issuance of stock warrants	—	—	—	—	—	—	—	86	—	86
Translation adjustment	(441)	—	—	—	—	—	(441)	—	—	(441)
Change in value of derivatives	3,346	—	—	—	—	—	3,346	—	—	3,346
Pension plan minimum liability	(7,907)	—	—	—	—	—	(7,907)	—	—	(7,907)

Balance, December 31, 2002 (restated)	$(54,998)	3,437	105,497	(1,236)	(97,927)	(189,589)	(15,831)	86	(1,709)	(200,709)

Net loss	$(67,102)	—	—	—	(67,102)	—	—	—	—	(67,102)
Issuance of common stock, net	—	7,900	120,638	—	—	—	—	—	—	120,638
Stock subscription receipts	—	—	(179)	—	—	—	—	—	179	—
Acquisition of treasury stock	—	—	—	(22)	—	—	—	—	—	(22)
Preferred stock accretion	—	—	—	—	(4,395)	—	—	—	—	(4,395)
Conversion of preferred stock to common stock	—	7,655	130,122	—	—	—	—	—	(200)	129,922
Minority stock dividend	—	—	—	—	(145)	—	—	—	—	(145)
Translation adjustment	(230)	—	—	—	—	—	(230)	—	—	(230)
Pension plan minimum liability	1,372	—	—	—	—	—	1,372	—	—	1,372

Balance, December 31, 2003	$(65,960)	18,992	$356,078	$(1,258)	$(169,569)	$(189,589)	$(14,689)	$86	$(1,730)	$(20,671)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(In 000’s)

	2003	2002	2001
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,102)	$(49,996)	$(16,747)
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Deferred income taxes	796	90	88
Depreciation and amortization	28,509	31,823	35,125
Bad debt expense	1,573	6,801	1,791
Foreign currency transaction loss	937	—	—
Cumulative effect of change in accounting principle	—	23,985	—
Loss on sale of property and equipment	10	2,049	101
Amortization of bond carrying value	(2,276)	(1,307)	—
Write-off/amortization of deferred financing costs	1,421	10,481	—
Write-off of excess of bond carrying value and deferred financing costs	(7,529)	—	—
Write-off of Power Purchasing, Inc. receivables	3,314	2,787	1,483
Preferred stock dividend accretion recorded as interest expense	3,457	—	—
Interest expense recorded on conversion of preferred stock	59,395	—	—
Paid-in-kind interest	3,735	2,296	—
Changes in assets and liabilities:
Accounts and other receivable	(5,409)	2,819	3,513
Notes receivable from affiliates	(498)	—	—
Inventories	80	245	643
Prepaid expenses	1,600	578	1,639
Prepaid tires	(84)	1,074	(811)
Other assets	289	(2,061)	(3,569)
Accounts payable and accrued expenses	3,991	(8,380)	(3,940)
Affiliates and independent owner-operators payable	(3,285)	5,674	(2,633)
Other liabilities	(4,524)	(3,912)	(9,516)
Current income taxes	(1,051)	786	301

Net change in assets and liabilities	(8,891)	(3,177)	(14,373)

Net cash provided by operating activities	17,349	25,832	7,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,892)	(15,286)	(37,412)
Acquisition of competitor’s line of business	(6,100)	—	—
Proceeds from sales of property and equipment	2,611	8,117	2,476

Net cash used in investing activities	(12,381)	(7,169)	(34,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on revolver	(3,230)	(4,500)	45,000
Issuance of preferred stock	—	10,000	—
Proceeds from issuance of long-term debt	264,650	—	—
Principal payments on long-term debt and capital lease obligations	(373,702)	(12,984)	(18,083)
Deferred financing fees	(12,923)	(5,501)	—
Increase (decrease) in book overdraft	1	(5,836)	3,461
Preferred stock redemption	—	—	(2,600)
Net proceeds from stock issuance	120,638	—	—
Other stock transactions	(22)	(1,032)	(370)
Minority stock dividends	(145)	(145)	(145)

Net cash (used in) provided by financing activities	(4,733)	(19,998)	27,263

Net (decrease) increase in cash and cash equivalents	235	(1,335)	(205)
Effect of exchange rate changes on cash	59	(216)	(219)
Cash, beginning of year	661	2,212	2,636

Cash, end of year	$955	$661	$2,212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$24,946	$32,079	$33,914

Income taxes	$169	$129	$354

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Accretion of dividends on preferred stock	$4,395	$5,876	$2,617

Exchange Offer reduction in debt	$—	$45,415	$—

Original capital lease obligation	$—	$881	$—

Adjustment to redemption amount of mandatorily redeemable common stock	$—	$1,210	$—

Conversion of preferred stock to common stock	$70,527	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

1. BUSINESS ORGANIZATION

Quality Distribution, Inc. and its subsidiaries (the “Company” or “QDI”) are engaged primarily in truckload transportation of bulk chemicals in North America. The Company conducts a significant portion of its business through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into renewable one-year contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from the Company. Owner-operators are independent contractors, who, through a contract with the Company, supply one or more tractors and drivers for the Company’s use. Contracts with owner-operators may be terminated by either party on short notice. The Company also charges affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are generally paid a percentage of the revenues generated for each load hauled.

Historical financial information contained herein has been adjusted to reflect the sale of the discontinued operations, consisting of the Canadian petroleum and mining trucking divisions and the Internet load brokerage subsidiary of QDI in the second quarter of 2002 and the restatement of our insurance subsidiary.

Recapitalization

On June 9, 1998, the Company completed a recapitalization with Sombrero Acquisition Corporation (“Sombrero”), an affiliate of Apollo Management, L.P. (“Apollo”), pursuant to which Sombrero merged with and into the Company. The total transaction value was approximately $250.0 million, including payment for outstanding stock options and payment of approximately $51.0 million in debt.

The transaction was accounted for as a leveraged recapitalization. There were no changes in the historical carrying values of the Company’s assets and liabilities as a result of the recapitalization. Recapitalization expenditures charged to equity were $189.6 million. Senior subordinated debt of $140.0 million was used to finance the acquisition along with $60.0 million of senior secured bank debt.

The following table is intended to show the sources and uses of funds for the recapitalization (dollars in table in millions):

SOURCES OF FUNDS:
Revolving credit facility (sub-limit)	$10.0
Term loan facility	50.0
Notes	140.0
Equity investment	68.0	(a)

Total sources	$268.0

USES OF FUNDS:
Payment of consideration in the merger	$195.0	(a)
Repayment of long-term debt, net	54.3	(b)
Fees and expenses	18.7

Total uses	$268.0

(a)	Includes $5.7 million implied value of 241,000 shares of common stock at $23.53 per share retained by management.
(b)	Represents the repayment of $55.8 million of long-term debt, net of available cash of $1.5 million.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The Initial Public Offering

On November 13, 2003, QDI consummated its initial public offering (the “IPO”) of 7,875,000 shares of its common stock at $17.00 per share. On this date, the Company sold an additional 25,000 shares of common stock to an existing shareholder for $11.63 per share as a result of the exercise of his preemptive rights in connection with the preferred stock conversion (Note 11). The Company’s subsidiary, Quality Distribution, LLC (“QD LLC”), concurrently consummated (a) the private offering of $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2010 and (b) the entry into a new credit facility consisting of a $140 million delayed draw term loan facility, a $75 million revolving credit facility and a $20 million pre-funded letter of credit facility (Note 8).

The total proceeds from the above transactions were $399.2 million. Net proceeds of $376.8 million, after deducting $22.4 million of underwriting discounts, commissions and related expenses, were used to pay existing debt balances with higher interest rates (Note 8).

The Exchange Offer

On April 10, 2002, QDI and its subsidiaries pursuant to the terms of an Offering Memorandum and Consent Solicitation Statement (the “Exchange Offer”), commenced an offer to exchange up to $87.0 million principal amount of QDI’s outstanding 10% Series B Senior Subordinated Notes due 2006 and Series B Floating Interest Rate Subordinated Term Securities due 2006 (FIRSTSSM) (collectively, the “QDI Notes”) for a combination of certain debt and equity securities (Note 8).

PPI Irregularities

During 2003, the Company discovered insurance and accounting irregularities at Power Purchasing, Inc., a non-core subsidiary. Power Purchasing Inc., through its subsidiary American Transinsurance Group, Inc. (collectively, “PPI”), primarily assists independent contractors in obtaining various lines of insurance for which PPI derives fees as an insurance broker. The irregularities resulted from unauthorized actions by the former vice president of PPI, including failing to obtain or renew certain insurance policies for PPI’s customers yet continuing to collect premiums in violation of state insurance laws. The Company concluded that the irregularities affected the results of all periods since and including 1998.

As a result of our investigation noted above, we recorded $23.4 million of adjustments. We recorded $13.8 million of adjustments in 2003 to write-off uncollectible receivables, to establish reserves for lines of coverage the Company was providing that had no underlying third-party insurance, to record expenses for claims paid during the year and to accrue an estimate for costs relating to the state insurance regulatory proceedings. The restatement of previously issued financial statements increased the Company’s net loss and basic and diluted net loss per share by approximately $4.9 million (10.8%) and $1.45, respectively, in the fiscal year ended December 31, 2002 and by $3.3 million (24.8%) and $0.97, respectively, in the fiscal year ended December 31, 2001. On an aggregate basis for the five-year period ended December 31, 2002, the restatement resulted in a cumulative increase in previously reported accumulated net loss of approximately $9.6 million (7.6%). The impact of the restatement on such periods prior to 2001 of $1.4 million is reflected as an adjustment to opening accumulated deficit and total stockholders’ deficit as of December 31, 2000 in the statement of changes in stockholders’ deficit. The Company expects further costs to be incurred in 2004 for legal and accounting fees and expenses.

Accordingly, the Company has restated herein the financial statements for each of the two fiscal years ended December 31, 2002 and 2001 and for each of the quarters in fiscal 2003 and 2002 (Note 20). The annual reports on Form 10-K and quarterly reports on Form 10-Q previously filed by us or QD LLC and the financial statements included in the Registration Statement on Form S-1 (No. 333-108344) and amendments thereto filed by the Company in connection with the initial public offering of shares of our common stock, relating to these periods should no longer be relied upon. The Company expects to file, in the near future, a current report on Form 8-K with the SEC to restate the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002 previously contained in the Company’s Registration Statement on Form S-1 (No. 333-108344) and amendments thereto.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The following table summarizes the impact of the corrections to the statement of operations and balance sheet as of December 31, 2002 and for the two years then ended (in thousands):

Statement of Operations Data:

	For the year ended December 31, 2002
	As Reported	Restatement	Restated
Other service revenue	$68,640	$222	$68,862
Total operating revenue	516,538	222	516,760
Insurance claims expenses	13,320	5,107	18,427
Total operating expenses	489,255	5,107	494,362
Operating income	27,283	(4,885)	22,398
Loss before income taxes	(16,770)	(4,885)	(21,655)
Net loss	(45,111)	(4,885)	(49,996)

Statement of Operations Data:

	For the year ended December 31, 2001
	As Reported	Restatement	Restated
Other service revenue	$65,885	$(1,179)	$64,706
Total operating revenue	510,701	(1,179)	509,522
Insurance claims expenses	11,656	2,147	13,803
Total operating expenses	482,382	2,147	484,529
Operating income	28,319	(3,326)	24,993
Loss before income taxes	(11,927)	(3,326)	(15,253)
Net loss	(13,421)	(3,326)	(16,747)

Balance Sheet Data:

	As of December 31, 2002
	As reported	Restatement	Restated
Accounts receivable, net	$75,428	$(1,005)	$74,423
Prepaid expenses	5,186	(20)	5,166
Other	1,587	(732)	855
Total current assets	92,645	(1,757)	90,888
Other assets	8,742	(4,161)	4,581
Total assets	387,265	(5,679)	381,586
Accrued expenses	33,166	3,931	37,097
Total current liabilities	73,153	3,931	77,084
Total liabilities	513,856	3,931	517,787
Accumulated deficit	(88,317)	(9,610)	(97,927)
Total stockholders’ deficit	(191,099)	(9,610)	(200,709)
Total liabilities, mandatorily redeemable securities, minority interest and stockholders’ deficit	387,265	(5,679)	381,586

Discontinued Operations

Historical financial information contained herein has been adjusted to reflect the discontinued operations resulting from the sale of certain non-guarantor subsidiaries’ assets in the second quarter of 2002. These subsidiaries consisted of the petroleum trucking division and mining trucking operation of Levy, and Bulknet, the internet load brokerage subsidiary of the Company.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The operations and asset disposition information of the discontinued divisions are as follows (in thousands):

	Year Ended December 31,
	2002	2001
Revenue	$5,117	$15,015
Operating expenses	6,503	15,374

Operating loss	$(1,386)	$(359)

The loss on disposal of these divisions during fiscal year 2002 is as follows (in thousands):

Carrying value of assets sold in 2002:
Petroleum and mining trucking divisions	$5,450
Bulknet	392
Proceeds	(4,315)

Loss on disposal	$1,527

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of QDI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest reflects outstanding preferred stock of Chemical Leaman Corp. (“CLC”), a subsidiary of QDI.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Bank overdrafts are included in accounts payable.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of tires, parts, fuel and supplies for servicing the Company’s revenue equipment (tractors and trailers).

Property and Equipment and Impairment on Long-Lived Assets

Property and equipment expenditures, including tractor and trailer rebuilds that extend the useful lives of such equipment, are capitalized and recorded at cost. Tractors and trailers under capital leases are stated at the present value of the minimum lease payments at the inception of the lease. Depreciation, including amortization of tractors and trailers under capital leases, is computed on a straight-line basis over the estimated useful lives of the assets or the lease terms, whichever is shorter, to an estimated salvage value. The estimated useful lives are 10-25 years for buildings and improvements, 5-15 years for tractors and trailers, 7 years for terminal equipment, 3-5 years for furniture and fixtures, and 3-10 years for other equipment. Maintenance and repairs are charged to operating expense when incurred. Major improvements that extend the lives of the assets are capitalized. The Company assesses whether there has been an impairment of long-lived assets and certain intangibles in accordance with Statement of Financial Accounting Standards (“FAS”) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying value of an asset, including associated intangibles, exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized for the difference between estimated fair value and carrying value. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in operating expenses.

Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted the provisions of FAS 142, “Goodwill and Other Intangible Assets.” As a result of the adoption of FAS 142, the amortization of goodwill ceased. Under FAS 142, goodwill is subject to an annual impairment test as well as impairment assessments of triggering events. During our initial impairment analysis of goodwill in 2002, the Company determined that approximately $4.6 million of goodwill recorded in connection with the acquisition of Chemical Leaman Corporation in 1998, had been classified as an offset against accounts payable and accrued expenses. These amounts have been reclassified into goodwill.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

As a result of our initial impairment test, an impairment adjustment of $24.0 million was charged to earnings as a cumulative effect of a change in accounting principle at January 1, 2002. There were several factors that led to the conclusion that an impairment charge was warranted. These factors included several consecutive years of declining revenues and operating losses, an uncertain economic environment exacerbated by the events of September 11, 2001, increased insurance costs for the foreseeable future and the highly leveraged nature of the Company. No tax benefit was recorded in connection with this charge. The fair value of the reporting unit was determined based on a combination of prices of comparable businesses and present value techniques.

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Beginning Balance	$150,495
Write-off related to sale of business unit	(358)
Reclassification	4,580
Impairment Loss	(23,985)

Ending Balance	$130,732

In 2003, goodwill increased $0.5 million in connection with the acquisition of assets (Note 3). No impairment was determined to have occurred during 2003. We completed our annual impairment assessment in the second quarter of 2003.

Intangible assets consist of a pension plan related intangible asset, non-compete agreements with lives ranging from 1 – 10 years, and customer lists and customer contracts acquired from a competitor with lives of 5 years (Note 3). During 2003, $2.2 million of intangible assets became fully amortized. Accumulated amortization of intangible assets was $0.1 million and $2.0 million at December 31, 2003 and 2002, respectively. The gross amount of intangible assets at December 31, 2003 and 2002 was $1.5 million and $3.5 million, respectively.

Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $0.4 million, $0.7 million and $2.9 million, respectively. Remaining intangible assets, except the pension plan asset, will be amortized to expense as follows (in thousands):

2004	$67
2005	43
2006	40
2007	40
2008 and after	40

The following table presents net loss on a comparable basis, after adjustment for goodwill amortization for the year ended December 31, 2001 (restated) (in thousands):

Net loss:
As reported	$(16,747)
Goodwill amortization	3,919

Adjusted net loss	$(12,828)

Loss per common share:
As reported – basic	$(5.70)
Pro forma – basic	$(4.56)
As reported – diluted	$(5.70)
Pro forma – diluted	$(4.56)

Incentive Stock Option Plans

The Company uses Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” and the related interpretations to account for its stock option plans described in Note 13. No compensation cost has been recorded at the grant dates, as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. The Company adopted the disclosure provisions of FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123, ‘Accounting for Stock-Based Compensation,’” for disclosure purposes in 2002.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The stock of QDI was not traded publicly prior to the IPO on November 13, 2003. The pro forma fair value of options granted during 2003 and 2001 are based upon the Black-Scholes option-pricing model using a risk free rate of 3.59% for 2003 and 4.86% for 2001 for options with an expected life of 6 years in 2003 and 10 years in 2001 and using an expected volatility of 28% in 2003 and 30% in 2001. No dividends are expected to be paid in the model. The pro forma fair value of stock options granted in 2003 was $11.7 million and 2001 was $0.1 million. No options were granted in 2002. In October 2002, members of senior management forfeited 180,200 options previously granted. At December 31, 2003, a total of 227,000 authorized shares remain available for granting under the Company’s 2003 Stock Option Plan.

Had compensation cost been determined based upon the fair value at the grant date for awards under the option plans consistent with the method described in SFAS 123, the Company’s net loss and loss per common share would have been as follows for the years ended December 31:

	2003	2002	2001
		(Restated)	(Restated)
Net loss attributable to common stockholders (in thousands):
As reported	$(71,642)	$(56,017)	$(19,509)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(167)	(318)	(446)

Pro forma	$(71,809)	$(56,335)	$(19,955)
Loss per common share:
As reported – basic	$(12.51)	$(16.63)	$(5.70)
Pro forma – basic	$(12.53)	$(16.72)	$(5.83)
As reported – diluted	$(12.51)	$(16.63)	$(5.70)
Pro forma – diluted	$(12.53)	$(16.72)	$(5.83)

Deferred Loan Costs

As of December 31, 2003 and 2002, deferred loan costs included in other assets totaled $8.6 million and $3.2 million, respectively. In conjunction with the payment of the Company’s previously outstanding debt balances through proceeds from the IPO and issuance of new debt (Note 8), the Company expensed the remaining deferred loan costs of $5.5 million related to debt that was paid off and recorded the charge as a reduction of the gain on debt extinguishment. In addition, the Company capitalized the portion of transaction expenses incurred in the issuance of new debt and a new credit agreement. The deferred loan costs at December 31, 2003 are being amortized over 6 to 7 years, which represent the original lives of the related long-term debt and credit agreement.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.

Accrued Loss, Damage and Environmental Claims

Through September 14, 2001, the Company maintained liability insurance for bodily injury and property damage with no deductible. From September 15, 2001 to September 14, 2002, liability insurance for bodily injury and property damage was covered in the amount of $75.0 million per incident, with a $2.0 million deductible. There was no aggregate limit on this coverage. As of September 15, 2002 to September 14, 2003, liability insurance for bodily injury and property damage had an aggregate limit on the coverage in the amount of $55.0 million, with a $5.0 million per incident deductible. As of September 15, 2003, liability insurance for bodily insurance and property damage had an aggregate limit on the coverage in the amount of $40.0 million, with a $5.0 million per incident deductible. The Company currently maintains workers’ compensation insurance coverage with a $1.0 million deductible. The Company has accrued for the estimated self-insured portion of bodily injury, property damage and workmen’s compensation claims including losses incurred but not reported.

The Company is self-insured for damage or loss to the equipment it owns or leases and for any cargo losses. The Company has accrued for the estimated cost of claims reported and losses incurred but not reported.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The Company is self-insured for certain insurance policies that the former vice president of PPI failed to renew for PPI’s customers yet continued to collect premiums in violation of state insurance laws (Note 1). The Company has accrued for the estimated cost of claims reported and losses incurred but not reported for these policies for the periods until third-party insurance was obtained. As of March 2004, all insurance policies for PPI’s customers had been placed with insurance companies, and the Company is not liable for future losses incurred on these policies.

The Company transports chemicals and hazardous materials and operates tank wash facilities. As such, the Company’s operations are subject to various environmental laws and regulations. The Company has been involved in various litigation and environmental matters arising from these operations. Reserves have been recognized for probable losses that can be reasonably estimated and are not recorded on a discounted basis.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying balance sheets for cash, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

The fair value of the Company’s debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s 9% Senior Subordinated Notes is approximately $130.6 million at December 31, 2003. The book value of the Company’s remaining variable rate debt approximated fair market value at December 31, 2003.

The fair value of the Company’s Series B senior fixed rate subordinated notes was approximately $9.3 million at December 31, 2002. The fair value of the Company’s Series B floating interest rate subordinated term notes was approximately $3.5 million at December 31, 2002. The fair value of the Company’s 12.5% senior subordinated secured notes was approximately $16.4 million at December 31, 2002. The book value of the Company’s remaining variable rate debt approximated fair market value at December 31, 2002.

The fair values of the mandatorily redeemable preferred stock (Note 11) and the 12% Junior Subordinated Pay-in-kind Notes (Note 8) were impractical to determine at December 31, 2002 as there was no active market for the instruments and, due to each instrument’s unique terms, no comparable instruments in the market. The effective interest rate of the 12% Junior Subordinated Pay-in-kind Notes was 10.2% at December 31, 2002.

Revenue Recognition

Transportation revenue, including fuel surcharges, and related costs are recognized on the date freight is delivered. Other service revenues, consisting primarily of lease revenues from affiliates, owner-operators and third parties, are recognized ratably over the lease period. Tank wash revenues are recognized when the wash is performed. Insurance brokerage revenues are recorded as a contractual percentage of premiums received ratably over the period that the insurance covers. We recognize all revenues, including the premiums for the insurance policies that were not renewed with third-party insurance carriers in connection with the restatement at PPI, on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted by our customers.

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

Other Comprehensive Loss

The translation from Canadian dollars to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate in effect during the period. The gains or losses, net of income taxes, resulting from such translation are included in stockholders’ deficit as a component of accumulated other comprehensive loss. Gains or losses from foreign currency transactions are included in other (expense) income.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The components of accumulated other comprehensive loss are as follows at December 31 (in thousands):

	2003	2002
Pension plan minimum liability (Note 10)	$13,029	$14,401
Foreign currency translation adjustment	1,660	1,430

	$14,689	$15,831

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding during each period. Diluted earnings (loss) per share includes the dilutive effect, if any, of common equivalent shares outstanding during each period.

Options outstanding that were anti-dilutive and not included in the computation of diluted loss per share totaled approximately 2,083,000, 99,000 and 337,000 in 2003, 2002 and 2001, respectively. Outstanding warrants that were anti-dilutive totaled approximately 291,000 in 2003 and 2002. Anti-dilutive restricted stock that was not included in the computation of diluted loss per share totaled approximately 88,000 shares in 2003.

New Accounting Pronouncements

In December 2003, the FASB released revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard provides required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. The revised standard replaces existing pension disclosure requirements. Required disclosures for the year ended December 31, 2003 have been incorporated in the notes to the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance in determining (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (or other existing authoritative guidance) or, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. The Company does not believe the adoption of this standard will have a material impact on its financial reporting.

3. ACQUISITION OF COMPETITOR’S LINE OF BUSINESS

On December 31, 2003, the Company paid $6.1 million to purchase the following assets of a competitor: (a) 174 trailers, (b) the customer lists and customer contracts of substantially all of the competitor’s liquid chemical and liquid edible businesses, (c) all leasehold improvements at the competitor’s Hoquiam, WA terminal and (d) all leasehold interests of the competitor at the Hoquiam, WA terminal, including, at the option of the Company, the assignment of the rights of the property lease or a termination of the lease and the execution of a new lease on the same property. Pursuant to the agreement, the Company agreed to pay an additional amount up to $0.3 million calculated as $0.3 million less $5,500 times the number of liquid edible business drivers and $6,500 times the number of liquid chemical business drivers that were employed by the competitor immediately preceding the closing of the agreement and are not employed by the Company 60 days from the closing date. The Company allocated $5.4 million of the purchase price to the equipment purchased, $0.2 million to identifiable intangibles with five year lives and $0.5 million to goodwill. As the amount of the holdback contingent on driver employment was not determinable at closing, no amount was recorded. Any amounts paid will be recorded as additional goodwill.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

4. DERIVATIVES

We utilized derivative financial instruments to reduce our exposure to market risk from changes in interest rates and foreign exchange rates. The instruments primarily used to mitigate these risks were interest rate swaps and foreign exchange contracts. All derivative instruments held by us are designated as hedges and, accordingly, the gains and losses from changes in derivative fair values were recognized as comprehensive income as required by FAS 133, “Accounting For Derivative Instruments and Hedging Activities.” Gains and losses upon settlement were recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. The Company was exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements were major financial institutions, and the risk of loss due to nonperformance was considered by management to be minimal. The Company does not hold or issue interest rate swaps or foreign exchange contracts for trading purposes.

We had approximately $343.9 million of variable interest rate debt outstanding at the beginning of fiscal 2002. We entered into interest rate swap agreements designated as a partial hedge of our portfolio of variable rate debt. The purpose of these swaps was to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation.

On February 26, 2001, we entered into swap agreements on $30 million and $100 million of our variable interest rate debt. The Company paid counterparties interest at fixed rates of 4.96% and 5.155%. The latter is retroactive to January 1, 2001. Counterparties paid the Company interest at a variable rate equal to LIBOR. These agreements matured and renewed every three months and terminated on August 1, 2002 and July 2, 2002, respectively.

On March 21, 2001, we entered into a swap agreement on $30 million of our variable interest rate debt. The Company paid counterparties interest at a fixed rate of 4.765%. Counterparties paid the Company interest at a variable rate equal to LIBOR. This agreement matured and renewed every three months and terminated September 22, 2002.

At December 31, 2003 and 2002, we had no active swap agreements.

A reconciliation of current period changes in comprehensive income as it relates to derivatives follows (in thousands):

Year ended December 31, 2002
Balance beginning of period	$(3,346)
Current period declines in fair value	(231)
Reclassifications to earnings	3,577

Balance at end of period	$—

Hedges of Future Cash Flows

The ineffective portion of changes in fair values of hedge positions should be reported in earnings. All hedges were effective at December 31, 2001, and as such, there were no earnings reclassifications at December 31, 2001 due to ineffective hedges. There were no amounts excluded from the measure of effectiveness in 2001 related to the hedge of future cash flows. As of December 31, 2003 and 2002, there were no outstanding hedges.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31 (in thousands):

	2003	2002
		(Restated)
Trade accounts receivable	$78,211	$74,208
Affiliate and owner-operator receivables	2,403	3,812
Employee receivables	91	66
Other	1,132	4,183

	81,837	82,269
Less allowance for doubtful accounts	(6,893)	(7,846)

	$74,944	$74,423

The activity in the allowance for doubtful accounts for each of the three years ended December 31 is as follows (in thousands):

	2003	2002	2001
		(Restated)	(Restated)
Balance, beginning of period	$7,846	$9,272	$9,779
Additions	1,573	6,801	1,791
Write-off of bad debts	(2,526)	(8,227)	(2,298)

Balance, end of period	$6,893	$7,846	$9,272

For 2003 and 2002, Dow Chemical Company accounted for 11.2% and 12.6% of the Company’s operating revenues, respectively. In 2001, no one customer accounted for more than 10% of operating revenues.

6. FIXED ASSETS

Property and equipment consisted of the following at December 31 (in thousands):

	2003	2002
Land and improvements	$12,290	$12,147
Buildings and improvements	20,750	22,363
Revenue equipment	261,137	259,706
Other equipment	47,600	46,465

Total property and equipment	341,777	340,681
Accumulated depreciation	(203,816)	(187,120)

Property and equipment, net	$137,961	$153,561

Depreciation expense was $28.5 million, $31.2 million and $30.5 million for the periods ending December 31, 2003, 2002 and 2001, respectively. The capitalized cost of equipment under capital leases is included in revenue equipment in the above schedule. Our capital leased equipment consisted of the following at December 31 (in thousands):

	2003	2002
Other equipment	$865	$881
Less accumulated depreciation	(107)	(28)

	$758	$853

At December 31, 2003 and 2002, the capital lease obligation was $0.4 million and $0.6 million, respectively, and is included in current maturities of indebtedness.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable includes $12.3 million and $11.2 million of book overdrafts at December 31, 2003 and 2002, respectively.

Accrued expenses include the following at December 31 (in thousands):

	2003	2002
		(Restated)
Loss and damage claims	$27,421	$13,433
Environmental liabilities	9,286	5,662
Salaries, wages and benefits	3,921	5,023
Restructure reserve	500	990
Accrued interest	1,781	4,201
Pension	4,844	3,195
Other	6,488	4,593

	$54,241	$37,097

During 2003, 2002 and 2001, the Company initiated cost cutting measures as part of a company-wide reorganization. The costs associated with this reorganization include severed employees’ wages and benefits. The Company accrued $0.7 million in 2003, $1.8 million in 2002 and $1.0 million in 2001. In 2002, the Company eliminated approximately 70 employees. The reconciliation of the activity is as follows (in thousands):

	2003	2002	2001
Beginning Balance	$990	$471	$1,334
Additions	725	1,804	1,049
Payments	(1,215)	(1,285)	(1,912)

Ending Balance	$500	$990	$471

8. LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31 (in thousands):

	2003	2002
Tranche A term loan, principal of $211 due quarterly with the balance due in 2004	$—	$80,742
Tranche B term loan, principal of $247 due quarterly with the balance due in 2005	—	94,196
Tranche C term loan, principal of $211 due quarterly with the balance due in 2006	—	80,742
Tranche D term loan, balance due in 2006	—	5,000
Revolving credit facility, including sub-limit	—	26,000

Total borrowings under former credit agreement	—	286,680
New term loan	139,650	—
New revolving credit facility	2,000	—
9% senior subordinated notes due 2010	125,000	—
12 1/2% senior subordinated secured notes due 2008	—	56,080
Bond carrying value on senior subordinated secured notes in excess of face value	—	13,256
12% junior subordinated pay-in-kind notes due 2009	—	13,335
Bond carrying value on junior notes in excess of face value	—	2,088
Series B senior subordinated notes, principal due in 2006, interest payable semi-annually at 10% per annum	—	18,100
Series B floating interest rate subordinated term notes, principal due in 2006, interest payable semi-annually at LIBOR plus 4.81%	7,500	7,500

Long-term debt, including current maturities	274,150	397,039
Less current maturities of long-term debt (excluding capital lease obligations)	(1,400)	(2,677)

Long-term debt, less current maturities	$272,750	$394,362

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The 2003 Debt Redemption

Substantially all the outstanding indebtedness of the Company and its subsidiary, Quality Distribution LLC (“QD LLC”), was extinguished and refinanced in connection with the IPO and the concurrent private offering of QD LLC $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2010 (the “9% Senior Subordinated Notes”) and the entry into a new credit facility consisting of a $140 million delayed drawn term loan facility (the “New Term Loan”), a $75 million revolving credit facility and a $20 million pre-funded letter of credit facility (the “New Revolver”) (Note 1). Concurrently with these transactions, the Company prepaid the previously existing term loan and revolving credit facility. On December 15, 2003, the Company redeemed all the outstanding Series B 10% Senior Subordinated Notes due 2006 of QDI, the 12 1/2% Senior Subordinated Secured Notes due 2008 of QD LLC (the “12.5% Senior Subordinated Notes”) and the 12% Junior Subordinated Pay-in-kind Notes of QDI (the “Junior PIK Notes”), (collectively, the “Redeemed Notes”) and paid all expenses and premiums incurred in connection therewith.

The Company recorded a net gain on debt extinguishment of $4.7 million. The bond carrying values on the date of redemption of the 12.5% Senior Subordinated Notes and Junior PIK Notes, $11.2 million and $1.8 million, respectively, were recorded as part of the net gain on debt extinguishment.

New Term Loan

The New Term Loan bears interest at the option of the Company at (a) 2.00% in excess of the Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios. The interest rate on the new term loan was 4.16% at December 31, 2003. The New Term Loan matures on November 12, 2009.

New Revolver

The Company has a $75.0 million revolving credit facility, which may include letters of credit, available until November 12, 2008 to be used for, among other things, working capital and general corporate purposes of the Company and its subsidiaries, including permitted acquisitions.

The Company also has a $20.0 million pre-funded letter of credit facility, available until November 12, 2009.

Interest on the new revolving credit facility is, at the option of the Company, (a) 2.50% in excess of the Base Rate (as defined in the credit agreement) or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the new revolving credit facility was 4.66% at December 31, 2003.

The credit agreement provides for payment by the Company in respect of outstanding letters of credit of an annual fee equal to the spread over the Eurodollar rate for Eurodollar Loans under the revolving credit facility from time to time in effect on the aggregate outstanding stated amounts of such letters of credit and a fronting fee equal to  1/4 of 1.0% on the aggregate outstanding stated amounts of such letters of credit.

The Company pays a commitment fee equal to  1/2 of 1.0% per annum on the undrawn portion of the available commitment under the revolving credit facility, subject to decreases based on the achievement of certain financial ratios.

At December 31, 2003, the Company had $58.5 million available under the revolving credit facility. At December 31, 2003, we had $34.5 million in letters of credit outstanding.

Voluntary prepayments and commitment reductions will be permitted in whole or in part, subject to minimum prepayment or reduction requirements, without premium or penalty, provided that voluntary prepayments of Eurodollar Loans on a date other than the last day of the relevant interest period will be subject to payment of customary breakage costs, if any.

9% Senior Subordinated Notes

The 9% Senior Subordinated Notes are unsecured obligations guaranteed on a senior subordinated basis by the Company and all of its direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The Company may redeem the 9% Senior Subordinated Notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on November 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Percentage
2007	104.5%
2008	102.25%
2009 and thereafter	100.0%

Series B Notes

The Series B Notes are unsecured obligations guaranteed on a senior subordinated basis by all of the Company’s direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The subordinated floating interest rate on Series B Notes was 5.79% at December 31, 2003.

The Company may redeem the Series B floating interest rate notes, in whole or in part from time to time on or after June 15, 2002, upon not less than 30 nor more than 60 days notice at a redemption price equal to 100% of the principal amount thereof, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

The Company redeemed the $18.1 million principal amount of Series B fixed rate notes on December 15, 2003 at a redemption price of 102.5% of the principal amount outstanding, plus accrued and unpaid interest to the date of redemption. The redemption price paid included $0.9 million of accrued interest and a redemption premium of $0.5 million. The redemption premium was recorded as a part of the net gain on debt extinguishment.

The 2002 Exchange Offer

The Company and its subsidiaries, pursuant to the terms of an Offering Memorandum and Consent Solicitation Statement, dated as of April 10, 2002, as supplemented May 10, 2002 by Supplement No. 1 (as so supplemented, the “Offering Memorandum”):

•	commenced an offer to exchange up to $87.0 million principal amount of QDI Notes for a combination of certain debt and equity securities, including the 12.5% Senior Subordinated Notes and the Junior PIK Notes;

•	commenced a consent solicitation for certain proposed amendments to the indenture governing the QDI Notes to eliminate many of the restrictive covenants contained in that indenture; and

•	entered into lock-up agreements with certain affiliates of Apollo Management, L.P., the Company’s controlling stockholder (“Apollo”), certain affiliates of Ares Management, L.P. (“Ares”) and certain members of QDI’s management, who collectively held $53.0 million aggregate principal amount of the QDI Notes.

The exchange offer for the QDI Notes and the consent solicitation were consummated on May 30, 2002. On such date, QDI accepted for exchange $61.4 million aggregate principal amount of the QDI Notes (excluding the $53.0 million aggregate principal amount of the QDI Notes covered by the lock-up agreements). All tendering holders received for each $1,000 principal amount of QDI Notes tendered, a combination of debt and equity securities consisting of:

•	$650 principal amount of the 12.5% Senior Subordinated Notes;

•	$150 principal amount of Junior PIK Notes and;

•	3.4706 warrants, each to purchase one share of QDI’s common stock at an exercise price of $2.94 per share.

Pursuant to the terms of the lock-up agreements with Ares, Apollo and QDI’s management, on May 30, 2002:

•	Ares exchanged its QDI Notes for the same combination of debt and equity securities indicated above for tendering holders;

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

•	Apollo and QDI’s management group exchanged their respective QDI Notes for shares of QDI’s 13.75% preferred stock; and

•	Apollo purchased for cash an additional $10 million of QDI’s 13.75% preferred stock, all of the proceeds of which were used by QDI to retire certain borrowings under our former credit agreement for which Apollo had provided credit support.

As a result of the transactions on May 30, 2002, QD LLC issued $54.5 million aggregate principal amount of its 12.5% Senior Subordinated Notes and the Company issued its $12.6 million aggregate principal amount of Junior PIK Notes to the holders of QDI Notes participating in the transactions and to Ares. The 12.5% Senior Subordinated Notes were guaranteed on a senior subordinated basis by all of QD LLC’s domestic subsidiaries. The guarantees were full, unconditional, joint and several obligations of the guarantors. QD LLC’s obligations under the 12.5% Senior Subordinated Notes and the guarantor’s obligations under the guarantees were collateralized by a second priority lien, subject to certain exceptions, on all of QD LLC’s domestic assets and the domestic assets of the guarantors that secure the credit agreement and the interest rate protection and other hedging agreements permitted thereunder, excluding capital stock and other securities owned or held by QD LLC or QD LLC’s existing and future subsidiaries. The 12.5% Senior Subordinated Secured Notes bore interest at a rate of 12 1/2% per annum, of which 7 1/4% per annum was payable in cash and 5 1/4% per annum was payable in kind, subject to increases in the cash portion if total leverage ratio or senior leverage ratio targets were met. The Junior PIK Notes bore interest at a rate of 12% per annum, of which 11% was payable in kind in the form of additional pay-in-kind notes, and 1% was payable in cash. Interest was payable on June 15 and December 15 commencing June 15, 2002 and ending on June 15, 2009. The annual cash interest payments ranged from $120 thousand in 2002 to $250 thousand in 2008, with the original principal amount issued and pay-in-kind interest of $26.8 million in the aggregate due on June 15, 2009.

On December 13, 2003, the Company redeemed the $57.5 million principal amount of the 12.5% Senior Subordinated Notes and the $14.8 million principal amount of Junior PIK Notes. The redemption price paid included accrued interest of $3.8 million and a redemption premium of $1.2 million on the 12.5% Senior Subordinated Notes and accrued interest of $0.1 million and a redemption premium of $1.1 million on the Junior PIK Notes. The redemption premiums were recorded as part of the net gain on debt extinguishment.

The accounting for the exchange offer followed the requirements of FAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” A comparison was made between the future cash outflows associated with the 12.5% Senior Subordinated Secured Notes and the Junior PIK Notes (including principal, interest and related costs), and the recorded liabilities related to the QDI Notes. The carrying value of the QDI Notes tendered and exchanged on May 30, 2002 became the carrying value of the 12.5% Senior Subordinated Secured Notes, less the fair value of the Warrants, Junior PIK Notes and 13.75% preferred stock issued by QDI. Interest expense associated with the 12.5% Senior Subordinated Secured Notes and the Junior PIK Notes is calculated using the effective interest method, which is less than the stated interest rates. There was no gain or loss for accounting purposes in connection with the exchange of the 12.5% Senior Subordinated Secured Notes and the Junior PIK Notes for the QDI notes.

The carrying amount of the 12.5% Senior Subordinated Notes and Junior PIK Notes was adjusted by $14.3 million and $2.2 million, respectively, to reflect accounting under FAS 15 and was to be amortized over the life of the 12.5% Senior Subordinated Secured Notes and Junior PIK Notes as a reduction in interest expense. On December 15, 2003, $11.2 million and $1.8 million of the bond carrying value of the 12.5% Senior Subordinated Notes and the Junior PIK Notes, respectively, remained unamortized. In connection with the redemption of these notes, the bond carrying values were written off, and the gain of $13.0 million was recorded as gain on debt extinguishment.

After the closing of the 2002 exchange offer, $25.6 million in aggregate principal amount and carrying amount of the QDI Notes remained outstanding. In addition, as a result of the closing of the transactions, the amendments to the financial covenants contained in the Fifth Amendment to our former credit agreement previously entered into by QDI became effective.

In connection with the 2002 exchange offer, deferred debt issue costs relating to the fourth amendment to the Company’s credit agreement totaling approximately $4.2 million and legal and advisory fees relating to the exchange offer totaling approximately $5.9 million were recorded as transaction expenses.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Former Tranche A, B, C, D and E Term Loans

On August 11, 2003, the Company entered into the seventh amendment (the “Seventh Amendment”) to the credit agreement. The Seventh Amendment included (i) a one year extension of the maturity of the revolving credit facility (the “Revolver”) and tranche A term loan to June 9, 2005, (ii) a $15.0 million permanent reduction in the Revolver, (iii) an increase in the scheduled quarterly principal payment of the Tranche A Term Loan from $225 thousand to $2.1 million beginning with the quarter ending September 30, 2003, (iv) a termination of the Company’s Canadian subsidiary’s ability to borrow under the Revolver, (v) a conversion of $10.0 million of the outstanding Revolver into a new tranche (Tranche E) of the term loan maturing at the rate of $1.25 million per quarter beginning on September 30, 2003 and (vi) a pricing increase to, at the Company’s option, the Eurodollar rate plus 4.25% or the administrative agents’ base rate, as defined, plus 3.25% for all tranches of the term loan (other than the Tranche D term loan) and the Revolver. The Company paid a fee to the creditors at closing of $3.3 million, which was initially capitalized in other assets and subsequently expensed as a reduction of gain on debt extinguishment in connection with the redemption of the bank debt.

Tranche A Term Loans bore interest prior to the Seventh Amendment at the option of the Company at (a) .075% in excess of the base rate equal to the higher of  1/2 of 1.0% in excess of the federal funds rate or the rate that Credit Suisse/First Boston (“CSFB”) as the administrative agent announces from time to time as its prime lending rate, as in effect from time to time (the “Base Rate”), or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios.

Tranche B Term Loans bore interest prior to the Seventh Amendment at the option of the Company at (a) 1.25% in excess of the Base Rate or (b) 3.75% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios.

Tranche C Term Loans bore interest prior to the Seventh Amendment at the option of the Company at (a) 1.50% in excess of the Base Rate and (b) 4.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios.

Tranche D Term Loans bore interest at the option of the Company at (a) 1.00% in excess of the Base Rate and (b) 2.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios.

Former Revolving Credit Facility

The Company had a $75.0 million revolving credit facility, which could have included letters of credit, available until June 9, 2004 to be used for, among other things, working capital and general corporate purposes of the Company and its subsidiaries, including permitted acquisitions. The revolving credit facility further provided for a $15.0 million sub-limit made available to Levy, an indirect wholly owned subsidiary of the Company. Amounts drawn under the sub-limit were to be drawn in Canadian dollars.

Interest on the Revolving Credit Facility prior to the Seventh Amendment was at the option of the Company, (a) .75% in excess of the Base Rate or (b) 1.75% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the sub-limit was to be based on Canadian dollar bankers’ acceptances and the Canadian prime rate.

The credit agreement provided for payment by the Company in respect of outstanding letters of credit of an annual fee equal to the spread over the Eurodollar rate for Eurodollar Loans under the revolving credit facility from time to time in effect on the aggregate outstanding stated amounts of such letters of credit, or a fronting fee equal to  3/8 of 1.0% on the aggregate outstanding stated amounts of such letters of credit.

Levy was to pay an acceptance fee equal to the Applicable Margin that would be payable on Eurodollar Loans under the revolving credit facility on the drawing date of each loan drawn under the sublimit.

The Company paid a commitment fee equal to  1/2 of 1.0% per annum on the undrawn portion of the available commitment under the revolving credit facility, subject to decreases based on the achievement of certain financial ratios.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

On the closing date of the IPO, November 13, 2003, the Company paid the outstanding principal on the term loan of $265.5 million, the outstanding principal on the revolver of $11.5 million and accrued interest and fees on the credit agreement of $1.9 million.

Collateral, Guarantees and Covenants

The loans and letters of credit under the revolving credit agreement are guaranteed by all of the Company’s existing and future direct and indirect domestic subsidiaries (collectively, the “Bank Guarantors”). The obligations of the Company and the Bank Guarantors are collateralized by a first priority perfected lien on substantially all of the properties and assets of the Company and the Bank Guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by the Company and the Bank Guarantors, subject to certain exceptions; provided that, in certain cases, no more than 65.0% of the stock of foreign subsidiaries of the Company are required to be pledged. Such assets pledged also collateralize certain interest rate protection and other hedging agreements permitted by the credit facility that may be entered into from time to time by the Company.

Under the terms of the Company’s credit agreement, the Company is required to maintain, among other restrictions, minimum net worth levels, debt to net worth ratios and debt service coverage ratios. In addition, the credit agreement and the indenture governing the Series B notes contain restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions redeemable common stock and preferred stock issuance, capital expenditures and the payment of dividends. At December 31, 2003, the Company was in compliance with all debt covenants.

Debt Retirement

Scheduled maturities of long-term debt and capital lease obligation for the next five years and thereafter are as follows (in thousands):

	Term Loan	Revolver	9% Senior Subordinated Notes	Series B Floating Interest Rate Notes	Capital Lease Obligation	Total
Year Ending December 31:
2004	$1,400	$—	$—	$—	$359	$1,759
2005	1,400	—	—	—	—	1,400
2006	1,400	—	—	7,500	—	8,900
2007	1,400	—	—	—	—	1,400
2008	1,400	2,000	—	—	—	3,400
After	132,650	—	125,000	—	—	257,650

	$139,650	$2,000	$125,000	$7,500	$359	$274,509

9. INCOME TAXES

Income taxes consisted of the following for the years ended December 31 in thousands:

	2003	2002	2001
Current taxes:
Federal	$(478)	$550	$—
Foreign	(217)	170	582
State	(200)	300	449

	(895)	1,020	1,031

Deferred taxes:
Federal	1,179	—	—
Foreign	(383)	423	104
State	—	—	—

	796	423	104

Provision (benefit) for income taxes	$(99)	$1,443	$1,135

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The net deferred tax liability consisted of the following at December 31 (in thousands):

	2003	2002
Deferred tax assets:
Environmental reserve	$11,286	$12,849
Tax credit carryforwards	2,457	2,457
Self-insurance reserves	8,072	5,288
Allowance for doubtful accounts	3,258	2,985
Accrued vacation pay	150	217
Pension	4,883	622
Bond discount	—	5,058
Net operating loss carryforwards	43,284	40,839
Restructuring accruals	192	521
OID subordinated debt	—	587
Other accruals	736	1,699
Accrued losses and damage claims	4,819	—

	79,137	73,122
Less valuation allowance	(48,991)	(37,273)

	30,146	35,849

Deferred tax liabilities:
Property and equipment basis differences	(30,630)	(35,958)
Tires	(1,068)	(1,069)
Other	—	(183)

	(31,698)	(37,210)

Net deferred tax liability	(1,552)	(1,361)

Long-term net deferred tax liability	$(1,552)	$(1,361)

The Company has provided a valuation allowance against net deferred tax assets, due to cumulative losses in recent years. The valuation allowance increased $11.7 million in 2003 due to a $10.9 million net change between deferred tax assets and liabilities plus $0.8 million deferred tax expense.

The Company’s effective tax rate differs from the federal statutory rate. The reasons for those differences are as follows for the years ended December 31 (in thousands):

	2003	2002	2001
Tax benefit at the statutory rate	$(22,848)	$(7,363)	$(5,180)
State income taxes, net of federal benefit	262	(624)	(411)
Amortization of goodwill	—	—	1,295
AMT Credit	(478)	—	—
Non-deductible interest	20,194	—	—
Foreign taxes	450	1,451	313
Equity in earnings of foreign subsidiaries	126	762	—
Valuation allowance	2,910	7,690	5,319
Other	(715)	(473)	(201)

Provision (benefit) for income taxes	$(99)	$1,443	$1,135

At December 31, 2003, the Company has approximately $110.0 million in net operating loss carryforwards and $2.5 million in alternative minimum tax credit carry forwards. The net operating loss carryforwards will expire in the years 2012 through 2023 while the alternative minimum tax credits may be carried forward indefinitely. Approximately $28.7 million of net operating loss carryforwards and $1.9 million of alternative minimum tax credit carryforwards were generated by Chemical Leaman Corporation prior to its acquisition. The use of pre-acquisition operating losses and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company has state net operating loss carryforwards, which expire over the next 2 to 20 years.

The Company filed for and received a refund of $4.4 million in 2001 in previously paid federal income tax as a result of carrying back a portion of the 1998 net operating loss. This refund claim is currently under examination by the Internal Revenue Service. The resolution of this examination is still uncertain; however, the Company provided $0.6 million of tax expense in connection with this matter in 2002.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

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

The Company uses a December 31 measurement date for both of its plans.

The components of net periodic pension cost are as follows for the years ended December 31 (in thousands):

	2003	2002	2001
Service cost	$276	$252	$224
Interest cost	2,822	2,792	2,717
Expected return on plan assets	(1,338)	(2,150)	(2,518)

Net periodic pension cost	$1,760	$894	$423

The actuarial assumptions used to determine net benefit cost and to determine the benefit obligation for the plans are as follows for the years ended December 31:

	2003	2002	2001
Discount rate	6.25%	6.75%	7.25%
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%

The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return on assets in the pension funds, which was modeled based on the current and projected asset mix of the funds and considering the historical returns earned on the type of assets in the funds.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Obligations and Funded Status

The following table sets forth the change in the benefit obligation, change in plan assets and unfunded status of the two plans at December 31 (in thousands):

	2003	2002
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$43,304	$39,928
Service cost	276	252
Interest cost	2,822	2,792
Actuarial loss	2,431	3,491
Benefits and expenses paid	(3,388)	(3,159)

Benefit obligation at end of year	$45,445	$43,304

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$28,217	$30,782
Actual return on plan assets	5,234	(2,173)
Contributions by Company	2,926	2,767
Benefits and expenses paid	(3,388)	(3,159)

Fair value of plan assets at end of year	$32,989	$28,217

FUNDED STATUS OF PLANS
Unfunded status	$(12,456)	$(15,087)
Unrecognized net actuarial loss	12,933	14,304
Unrecognized prior service cost	1,168	1,262

Prepaid benefit cost	$1,645	$479

Amounts recognized in the balance sheet:
Prepaid benefit cost	$1,645	$479
Accrued benefit cost	(14,198)	(15,663)
Intangible assets	1,168	1,262
Accumulated other comprehensive income	13,030	14,401

Net amount recognized	$1,645	$479

The accumulated benefit obligation for both defined benefit pension plans equaled the projected benefit obligations of $45.4 million and $43.3 million at December 31, 2003 and 2002, respectively.

Plan Assets

The Company’s pension plans weighted-average asset allocations by asset category at December 31 are as follows:

	2003	2002
Debt securities	34.7%	41.8%
Equity securities	65.3	58.2

	100.0%	100.00%

The Company’s investment policy is that plan assets will be managed utilizing an investment philosophy and approach characterized by all of the following, but listed in priority order: (1) emphasis on total return, (2) emphasis on high-quality securities, (3) sufficient income and stability of income, (4) safety of principal with limited volatility of capital through proper diversification and (5) sufficient liquidity. The target allocation percentages for plan assets are 60% in domestic equity securities and 40% in debt securities. None of the Company’s equity or debt securities are included in plan assets.

Cash Flows

The Company expects to contribute $4.8 million to its pension plan during the year ended December 31, 2004.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The following benefit payments are expected to be paid (in thousands):

2004	$3,086
2005	3,174
2006	3,200
2007	3,220
2008	3,230
2009 - 2013	16,643

The Company charged to operations payments to multi-employer pension plans required by collective bargaining agreements of approximately $1.9 million, $1.5 million and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. These defined benefit plans cover substantially all of the Company’s union employees not covered under the Company’s pension plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multi-employer plans is not readily available.

In 2001, the Company established a Deferred Compensation Plan for its executives and other key employees. The plan is a non-qualified deferral plan that allows participants to contribute a portion of their wages on a pre-tax basis and includes a death benefit. The Company may credit participant’s accounts with a discretionary contribution at its sole discretion. No contribution was made in 2003, 2002 or 2001.

11. REDEEMABLE SECURITIES

Redeemable Common Stock

One shareholder had the right to “put” 30,000 shares, originally recorded at the purchase price of $1.2 million, to QDI anytime after June 9, 2002 for the current market value per share, as determined in accordance with the terms of the shareholders’ agreement. The agreement expired upon such date as the Company’s shares were traded on a national security exchange, which occurred on November 13, 2003. Accordingly, these shares were classified as mandatorily redeemable. As the shares were redeemable after June 9, 2002, the redeemable common stock was adjusted to its redemption value of $0 at December 31, 2002.

13.75% Mandatorily Redeemable Preferred Stock

In 1998, QDI issued 105,000 shares of 13.75% Mandatorily Redeemable Preferred Stock with a face value of $10.5 million and a liquidation preference of $100. As a result of the Exchange Offer, 405,000 additional shares of 13.75% Mandatorily Redeemable Preferred Stock with a face value of $40.5 million were issued, and $0.2 million in notes from shareholders, recorded as a reduction of the preferred stock balance, were accepted for partial payment on the preferred stock. Dividends were payable quarterly commencing December 15, 1998 and were cumulative. Any dividends not paid in cash prior to September 15, 2001 could be paid in additional shares of Senior Exchangeable Preferred Stock. At December 31, 2002, $11.9 million in dividends payable was accrued in the redeemable preferred stock balance. All shares were mandatorily redeemable on September 15, 2006 at 100% of the liquidation preference plus all accrued dividends. At that time, the total amount of the liquidation amount and accrued and unpaid dividends, assuming no prior dividend payments, would have been $105.3 million.

On July 1, 2003, the Company adopted FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” In accordance with the standard, the Company reclassified its 13.75% Mandatorily Redeemable Preferred Stock to liabilities and recorded $3.5 million in dividends accrued from July 1, 2003 through the conversion date, November 13, 2003, as interest expense.

On October 1, 2003, the Company amended the terms of its outstanding 13.75% preferred stock to eliminate all special redemption, liquidation and other rights, preferences and privileges of such preferred stock. In accordance with the amendment, all of the outstanding shares of redeemable preferred stock were converted into 7,654,235 shares of common stock at a conversion price of $11.63 per share upon consummation of the offering of QDI’s common stock, which occurred on November 13, 2003. On the date of conversion, the preferred stock balance was $70.5 million, which included $14.4 million of accrued dividends and was net of $0.2 million of shareholders’ notes. In connection with the conversion, the Company recorded $59.4 million of non-cash interest expense, which was calculated as the difference between the IPO price of $17.00 per share and the carrying value of the preferred stock upon conversion, including accrued dividends, of $70.7 million. The sum of the carrying value of the preferred stock and the interest expense charge was recorded as additional paid in capital of $130.1 million. Also, the Company recorded a $0.2 million increase in stock subscription receivables representing the shareholders’ notes outstanding on the converted shares.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

12. CAPITAL STOCK

In accordance with the Company’s Amended and Restated Articles of Incorporation dated November 4, 2003, the Board of Directors has authorized the issuance of 30 million shares of capital stock, 29 million shares of no par value common stock and 1 million shares of no par value preferred stock.

Preferred Stock

Of the 1 million shares of preferred stock authorized, 600,000 shares were designated as convertible preferred stock, and 510,000 were issued and outstanding. In connection with the initial public offering of shares of the Company’s common stock, the 510,000 shares of preferred stock were converted into shares of common stock pursuant to the Company’s Amended and Restated Articles of Incorporation. The remaining shares of preferred stock may be issued from time to time in one or more classes or series, with such relative rights, preferences, qualifications, and limitations as the Board of Directors of the Company from time to time may adopt by resolution. Prior to November 4, 2003, the Company had authorized 5.0 million shares, $.01 per share par value, of preferred stock.

Common Stock

On November 4, 2003, the Company effected a 1.7 to 1 stock split of its common stock. All historical share and per share amounts in the financial statements have been adjusted to reflect the stock split. Prior to November 4, 2003, the Company had 20 million shares $.01 par value of common stock authorized and had 3.44 million shares outstanding at December 31, 2002.

In connection with the 1998 recapitalization, the Company made limited recourse secured loans to shareholders, which bear interest at either LIBOR plus 1.5% or LIBOR plus 2%. The loans are collateralized by a pledge of approximately 74,800 shares of the Company’s common stock and options to purchase 74,800 shares of the Company’s common stock.

Subsequent to the 1998 recapitalization and prior to January 1, 2002, the Company periodically issued limited recourse secured loans to management, which loans are collateralized by shares of the Company’s common stock owned by management. Additionally, the Company reclassified $0.2 million of notes outstanding on preferred stock to stock subscription receivables upon conversion of the preferred stock to common stock (Note 11). The principal amount of the loans is due on June 9, 2006 or November 8, 2007 with mandatory pre-payments due upon, and to the extent of, the receipt of after-tax proceeds from the sale of the pledged securities. Amounts outstanding for the total of these loans were $1.7 million at December 31, 2003 and 2002.

13. STOCK COMPENSATION PLANS

The 2003 Stock Option Plan was adopted on November 5, 2003 in connection with the Company’s IPO and expires 10 years after adoption. It provides for the grant of nonqualified stock options that become exercisable in 25% increments on each of the first four anniversaries of the date upon which the options are granted. The Company initially reserved 2,210,000 shares of common stock for issuance under this plan with automatic 1% increases in the number of shares occurring on January 1 of each year commencing with January 1, 2004 unless otherwise determined by the Board of Directors. No more than 4,500,000 shares of common stock may be issued under the 2003 Stock Option Plan.

Until adoption of the 2003 Stock Option Plan, the Company administered the 1998 Stock Option Plan pursuant to which a total of 377,400 shares of the Company’s common stock were available for grant. The maximum term of granted options was ten years. Fifty percent of each new option granted vested in equal increments over four years. The remaining fifty percent of each new option will vest in nine years from grant date, subject to acceleration if certain per-share equity value targets are achieved or in the event of a sale of the Company. Vesting of the new options occurs only during an employee’s term of employment. The new options will become fully vested in the event of a termination of employment without “cause” or for “good reason” within six months following a sale of the Company.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Stock option activity for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands, except per share data):

	Number of Shares	Range of Option Prices	Average Exercise Price	Shares Vested	Expiration Dates
Options outstanding at December 31, 2000	353	$23.53	$23.53	70	2008-2010
2001 option activity:
Granted	10	$23.53	$23.53	—	2011
Vesting of prior-year options	—	$23.53	$23.53	43	2008-2010
Canceled	(26)	$23.53	$23.53	(10)	2008-2011

Options outstanding at December 31, 2001	337	$23.53	$23.53	103	2008-2011
2002 option activity:
Granted	—	—	—	—	—
Vesting of prior-year options	—	$23.53	$23.53	36	2008-2009
Canceled	(229)	$23.53	$23.53	(78)	2008-2010

Options outstanding at December 31, 2002	108	$23.53	$23.53	61
2003 option activity:
Granted	1,990	$17.00	$17.00	—	2013
Vesting of prior-year options	—	—	—	—	—
Canceled	(11)	$17.00-23.53	$19.37	(2)	2008-2013

Options outstanding at December 31, 2003	2,087	$17.00-23.53	$17.33	59	2008-2013

The following table summarizes information about stock options outstanding at December 31, 2003 (in thousands, except per share data):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Months)	Number Exercisable	Weighted Average Exercise Price
$17.00	1,983	119	—	$—
$23.53	104	55	59	23.53

	2,087	116	59	23.53

Additionally, on November 5, 2003, the Company’s Board of Directors approved the 2003 Restricted Stock Plan, which terminates ten years from the approval date. The Company initially reserved 500,000 shares of common stock for issuance under this plan. Concurrently with the IPO, the Company granted $1.5 million of common stock valued at the IPO price of $17 per share, 88,235 shares, to certain employees eligible to participate in this plan. The restricted stock granted vests in 20% increments on December 31 of each year, beginning on December 31, 2004 and ending on December 31, 2008. In subsequent years, participants in the plan may be granted an annual, aggregate amount of up to $1 million of shares, valued at the Company’s common stock closing price at the date of grant, at the direction of the Board of Directors.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases other equipment under operating leases. Future minimum lease payments under non-cancelable operating leases at December 31, 2003 are as follows (in thousands):

2004	$2,231
2005	1,936
2006	1,184
2007	—
2008 and after	—

Rent expense under operating leases was $5.4 million, $6.5 million and $5.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

PPI Investigation

In connection with the irregularities discovered at PPI (Note 1), the Company anticipates paying costs relating to the state insurance regulatory proceedings. The Company has recorded an accrual of $3.0 million at December 31, 2003 as its estimate of these potential charges based on information currently available, which is subject to change as more information is obtained. Additionally, the Company anticipates incurring additional expenses in 2004 for legal and accounting fees related to the investigation.

Environmental Matters

Our activities involve the handling, transportation and storage of bulk liquid chemicals, many of which are classified as hazardous materials, hazardous substances or hazardous waste. Our tank wash and terminal operations engage in the storage or discharge of wastewater that may contain hazardous substances, and the discharge of stormwater from industrial activities. In addition, we may store diesel fuel and other petroleum type products at our terminals. As such, we are subject to environmental, health and safety laws and regulation by U.S. federal, state, local and Canadian government authorities. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. There can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs to us.

Facility managers are responsible for environmental compliance at each operating location. Self-audits conducted by our internal audit staff are required to assess operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities and waste management. We may also contract with an independent environmental consulting firm to conduct periodic, unscheduled, compliance assessments which focus on conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. Our staff includes environmental experts who develop policies and procedures, including periodic audits of our terminals, tank cleaning facilities, and historic operations, in an effort to avoid circumstances that could lead to future environmental exposure.

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances either under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”) and comparable state laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or our business reputation. As the result of environmental studies conducted at our facilities in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation.

We are currently responsible for remediating and investigating five properties under federal and state Superfund programs where we are the only responsible party. Each of these five remediation projects relates to operations conducted by CLC prior to our acquisition of and merger with CLC in 1998. The following is a brief discussion of two such federal Superfund sites:

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Bridgeport, New Jersey. During 1991, CLC entered into a Consent Decree with the EPA filed in the U.S. District Court for the District of New Jersey, U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 91-2637 (JFG) (D.N.J.), with respect to its site located in Bridgeport, New Jersey, requiring CLC to remediate groundwater contamination. The Consent Decree required CLC to undertake Remedial Design and Remedial Action (“RD/RA”) related to the groundwater operable unit of the cleanup. A groundwater remedy design has subsequently been approved by the EPA and will be under construction shortly.

In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA’s wetlands remedy. A remedial design for this remedy has been approved by the EPA and the State of New Jersey. The remediation work involving the removal of surface soils/sediments is expected to take place in 2004. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. CLC finalized a consent decree on March 16, 2001 with the state and federal trustees and has resolved the natural resource damages claims. In addition, the EPA has investigated contamination in site soils. However, no decision has been made as to the extent of soil remediation to be required, if any.

West Caln Township, PA. The EPA has alleged that CLC disposed of hazardous materials at the William Dick Lagoons Superfund Site in West Caln, Pennsylvania. On October 10, 1995, CLC entered into a Consent Decree with the EPA, which contains these elements: (1) payment to the EPA for installation of an alternate water line to provide water to affected area residents; (2) performance of an interim groundwater remedy at the site; and (3) soil remediation. US v. Chemical Leaman Tank Lines, Inc., Civil Action No. 95-CV-4264 (RJB) (E.D. Pa.).

Other Owned Property Remediation. CLC has paid all costs associated with installation of the waterline. CLC has completed a groundwater study and has submitted preliminary designs for a groundwater treatment plant to pump and treat groundwater. The EPA anticipates that CLC will conduct the groundwater remedy over the course of five years, at which time the EPA will evaluate groundwater conditions and determine whether further groundwater remedy is necessary. Field sampling for soil remediation and activities for the design of a soil remediation system have been completed and approved by the EPA. Soil remediation has started and includes the use of both a low temperature thermal treatment unit and a soil vapor extraction system. The Consent Decree does not cover the final groundwater remedy or other site remedies or claims, if any, for natural resource damages.

CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York, its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. As a result of our acquisition of CLC, we identified other owned or formerly owned properties that may require investigation and/or remediation, including properties currently subject to the New Jersey Industrial Sites Recovery Act (“ISRA”) cleanup requirements. CLC’s involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material.

Other Environmental Matters. CLC has been named as a potentially responsible party (“PRP”) under CERCLA and similar state laws at approximately 37 other sites including the Helen Kramer Landfill Site where CLC previously settled its liability. In general, CLC is among several PRP’s named at these sites. CLC is also named as co-defendant in a group of Luzerne County, Pennsylvania civil toxic tort claims arising from alleged exposure to hazardous substances that were either allegedly transported to a disposal site by CLC and other co-defendants.

Reserves. We currently have reserves in the amount of $29.2 million for all environmental matters discussed above.

The activity in the environmental liability reserves is as follows at December 31 (in thousands):

	2003	2002
Reserve at beginning of year	$32,986	$42,572
Payments	(3,826)	(3,636)
Reserve Adjustments	—	(5,950)

Reserve at end of year	$29,160	$32,986

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The balances presented include both long term and current environmental reserves, of which $9.3 million and $5.6 million is included in accrued expenses in the Consolidated Balance Sheet at December 31, 2003 and 2002, respectively. We expect these environmental obligations to be paid over the next five to seven years. The $6.0 million reduction of reserves in 2002 reflects lower than anticipated environmental clean-up costs based on new estimates at existing sites.

15. OTHER TRANSACTIONS WITH RELATED PARTIES

The Company and Apollo Management have entered into a management agreement dated February 10, 1998 whereby the Company retained Apollo Management to provide financial and strategic advice. Pursuant to the terms of the management agreement, Apollo Management has agreed at such time to provide financial and strategic services as reasonably requested by our Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management received an initial fee of $2.0 million on June 9, 1998 and thereafter was to receive an annual fee of $0.5 million until termination of the management agreement. The management agreement could have been terminated upon 30 days written notice by Apollo Management or the Company to the other party thereto. The agreement was suspended for and no services were rendered in 2003 and 2002, and, therefore, we did not recognize any selling and administrative expense for these services. Under this agreement we recognized $0.5 million in selling and administrative expense in 2001. The management agreement with Apollo Management was terminated effective as of October 7, 2003. In 2003 and 2002, we provided advisory and consulting services to Apollo Management and certain of its affiliates. The fee for these services was $0.3 million and was recorded as a reduction in selling and administrative costs in both years.

A former member of the Board of Directors of the Company, who resigned in October 2003, owns a minority interest in a firm that provides information technology services to the company. Total amounts paid by the Company to the firm during 2003, 2002 and 2001 were $0.2 million, $0.4 million and $0.5 million, respectively.

In August 2001, QDI entered into an agreement to affiliate the facilities in Bridgeport, NJ with a former director/ shareholder. In July 2003, the former director/ shareholder opened a new affiliate facility in Torrance, CA. The former director/ shareholder has been operating these locations under the affiliate program. The aggregate 2003 and 2002 revenue for these operations was $13.1 million and $11.4 million, respectively. As of December 31, 2003 and 2002, $0.1 million and $0.1 million, respectively, was owed to the Company in connection with these affiliate operations.

Of the $1.7 million stock subscription receivable (Note 12), $1.6 million relates to members of management.

Substantially all of the 13.75% Preferred Stock shares that were converted to common stock on November 13, 2003 (Note 11) were held by Apollo and members of the Company’s management.

In connection with the Exchange Offer, the Company received $0.2 million of notes from shareholders, which were collateralized by the 405,000 shares of mandatorily redeemable preferred stock issued during the transaction. Upon the conversion of the preferred stock (Note 11), these notes were reclassified to stock subscription receivables.

16. GEOGRAPHIC SEGMENTS

The Company’s operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company’s operations in different geographic areas for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	2003
	U.S.	International	Eliminations	Consolidated
Operating revenues	$524,009	$41,431	$—	$565,440
Net Operating income	13,848	4,946	—	18,794
Identifiable assets	364,180	20,224	(12,713)	371,691
Depreciation and amortization	25,508	3,001	—	28,509
Capital expenditures	14,268	724	—	14,992

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

	2002
	(Restated)
	U.S.	International	Eliminations	Consolidated
Operating revenues	$508,205	$8,555	$—	$516,760
Net Operating income	22,137	261	—	22,398
Identifiable assets	363,700	31,888	(14,002)	381,586
Depreciation and amortization	30,297	1,526	—	31,823
Capital expenditures	15,221	65	—	15,286

	2001
	U.S.	International	Eliminations	Consolidated
	(Restated)
Operating revenues	$500,352	$9,170	$—	$509,522
Net Operating income	24,074	919	—	24,993
Identifiable assets	445,396	15,018	(15,288)	445,126
Depreciation and amortization	31,848	1,562	—	33,410
Capital expenditures	36,631	781	—	37,412

17. OTHER OPERATING CHARGES

Our operating expenses have been impacted by several charges in 2003, 2002 and 2001. We have incurred severance, benefits and other related expenses from cost cutting measures and consolidating terminals that resulted in charges totaling $0.7 million, $1.8 million and $1.0 million in 2003, 2002 and 2001, respectively. In addition, we had charges related to the prior operations of Chemical Leaman of $2.3 million, $2.3 million and $2.4 million in 2003, 2002 and 2001, respectively, related to insurance claims associated with the operations of predecessor companies incurred prior to the merger in 1998.

18. SUBSEQUENT EVENTS

On February 24, 2004, a putative class action lawsuit was filed in the United States District Court, Middle District of Florida, Tampa Division, against the Company and Thomas L. Finkbiner, the Company’s President, Chief Executive Officer and Chairman of the Board, and Samuel M. Hensley, the Company’s Senior Vice President and Chief Financial Officer.

The complaint states that it was filed on behalf of a class of persons who purchased the Company’s common stock between November 7, 2003 and February 2, 2004. The complaint asserts causes of action (and seeks unspecified damages) for alleged violations of Sections 11 and 15 of the Securities Exchange Act of 1934. The complaint alleges, among other things, that in connection with its initial public offering, the Company filed with the Securities and Exchange Commission a registration statement that incorporated a prospectus that was materially false and misleading because the Company materially overstated its financial results for the years ended December 31, 2002, 2001 and 2000 and for the nine months ended September 30, 2003, and because its financial statements were allegedly not prepared in accordance with generally accepted accounting principles. The complaint also alleges that Mr. Finkbiner and Mr. Hensley are liable as “control persons” by virtue of their positions at the Company.

These allegations stem from the disclosures in a Form 8-K the Company filed on February 2, 2004, stating that the Company had discovered irregularities at PPI, a non-core subsidiary that primarily assists independent contractors in obtaining various lines of insurance for which PPI derives fees as an insurance broker, resulting from unauthorized actions by PPI’s former vice president and that such irregularities would result in a restatement of the Company’s financial statements. As a result of the investigation being conducted by our Audit Committee and its outside advisors, we have restated herein our financial statements for each of the two fiscal years ended December 31, 2002 and 2001, and for each of the quarters in fiscal 2003 and 2002 (Note 1). While one class action lawsuit has thus far been served on QDI regarding the above matters, plaintiffs may file additional complaints and/or an Amended and Consolidated Complaint. The Company will timely respond to the complaint(s) and expect that the individual defendants will do the same. The Company carries management liability and company reimbursement insurance policies for the relevant period, which provide for aggregate coverage of $20 million, and has notified the insurance carriers of the lawsuit. The carriers have not yet confirmed or denied coverage, and the Company makes no comment as to whether the insurance will be sufficient to cover all alleged damages claimed by plaintiffs against the Company.

There can also be no assurance that the litigation described above will not have a material adverse effect on the Company.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

19. GUARANTOR SUBSIDIARIES

The 9% Senior Subordinated Notes issued by QD LLC and the Series B Floating Interest Rate Subordinated Term Notes due 2006 issued by the Company are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by all of the Company’s direct and indirect domestic subsidiaries, (the “Guarantors”). In addition, the Company unconditionally guarantees on a senior subordinated basis the 9% Senior Subordinated Notes. Each of the Company’s direct and indirect subsidiaries, including QD LLC, is 100% owned. All non-domestic subsidiaries including Levy Transport, Ltd. are non-guarantor subsidiaries.

The Company conducts substantially all of its business through and derives virtually all its income from its subsidiaries. Therefore, the Company’s ability to make required principal and interest payments with respect to the Company’s indebtedness depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments. The subsidiary guarantors are wholly owned subsidiaries of QD LLC and have fully and unconditionally guaranteed the 9% Senior Subordinated Notes and the Series B Floating Interest Rate Subordinated Term Notes on a joint and several basis.

The Company has not presented separate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the above-mentioned notes.

The following condensed consolidating financial information for the parent company, QD LLC, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at December 31, 2003 and 2002 and condensed consolidating statements of operations and of cash flows for the three years ended December 31, 2003.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

The following condensed consolidating financial information has been adjusted to reflect the PPI restatement (Note 1).

Consolidating Balance Sheet, December 31, 2003

	QDI	QDI LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$705	$250	—	$955
Accounts receivable, net	—	—	74,959	(15)	—	74,944
Current maturities of notes receivable from affiliates	—	—	676	—	—	676
Inventories	—	—	758	61	—	819
Prepaid expenses	—	—	3,474	92	—	3,566
Prepaid tires	—	—	7,812	166	—	7,978
Other	—	—	1,236	—	—	1,236

Total current assets	—	—	89,620	554	—	90,174
Property and equipment, net	—	—	131,381	6,580	—	137,961
Intangibles and goodwill, net	—	—	132,206	428	—	132,634
Notes receivable from affiliates	—	—	1,051	—	—	1,051
Investment in subsidiaries	(4,480)	153,838	—	—	(149,358)	—
Other assets	—	100,000	9,867	4	(100,000)	9,871

	$(4,480)	$253,838	$364,125	$7,566	$(249,358)	$371,691

LIABILITIES, MINORITY INTEREST, STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,759	$—	$—	$—	$1,759
Accounts payable	—	—	18,988	—	—	18,988
Intercompany	16,191	(16,191)	9,115	(9,115)	—	—
Affiliates and owner-operators payable	—	—	7,312	7	—	7,319
Accrued expenses	—	—	54,130	112	—	54,242
Income taxes payable	—	—	(299)	817	—	518

Total current liabilities	16,191	(14,432)	89,246	(8,179)	—	82,826
Long-term indebtedness, less current maturities	—	272,750	—	—	—	272,750
Environmental liabilities	—	—	19,689	—	—	19,689
Other non-current liabilities	—	—	113,712	—	(100,000)	13,712
Deferred liability tax	—	—	(1,480)	3,032	—	1,552

Total liabilities	16,191	258,318	221,167	(5,147)	(100,000)	390,529

Minority interest in subsidiaries	—	—	1,833	—	—	1,833
Stockholders’ equity:
Common stock and additional paid-in capital	356,078	176,122	99,463	15,127	(290,712)	356,078
Treasury stock	(1,258)	—	—	—	—	(1,258)
(Accumulated deficit)/retained earnings	(169,569)	23,676	54,593	(601)	(77,668)	(169,569)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(14,689)	(14,689)	(12,931)	(1,758)	29,378	(14,689)
Stock purchase warrants	86	—	—	—	—	86
Stock subscription receivable	(1,730)	—	—	—	—	(1,730)

Total stockholders’ equity (deficit)	(20,671)	(4,480)	141,125	12,713	(149,358)	(20,671)

	$(4,480)	$253,838	$364,125	$7,565	$(249,358)	$371,691

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Consolidating Balance Sheet, December 31, 2002 (Restated)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$284	$377	$—	$661
Accounts receivable, net	—	—	81,871	(7,448)	—	74,423
Current maturities of notes receivable from affiliates	—	—	991	—	—	991
Inventories	—	—	792	106	—	898
Prepaid expenses	—	—	5,060	106	—	5,166
Prepaid tires	—	—	7,709	185	—	7,894
Other	—	—	855	—	—	855

Total current assets	—	—	97,562	(6,674)	—	90,888
Property and equipment, net	—	—	145,946	7,615	—	153,561
Intangibles and goodwill, net	—	—	131,869	448	—	132,317
Notes receivable from affiliates	—	—	239	—	—	239
Investment in subsidiaries	(122,486)	154,704	—	—	(32,218)	—
Other assets	—	100,000	4,577	4	(100,000)	4,581

	$(122,486)	$254,704	$380,193	$1,393	$(132,218)	$381,586

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$3,251	$—	$—	$—	$3,251
Accounts payable	—	—	23,161	1,402	—	24,563
Intercompany	125	—	21,756	(21,881)	—	—
Affiliates and owner-operators payable	—	—	10,571	33	—	10,604
Accrued expenses	—	—	37,097	—	—	37,097
Income taxes payable	—	—	1,268	301	—	1,569

Total current liabilities	125	3,251	93,853	(20,145)	—	77,084
Long-term indebtedness, less current maturities	15,423	373,939	—	5,000	—	394,362
Environmental liabilities	—	—	27,324	—	—	27,324
Other non-current liabilities	—	—	117,656	—	(100,000)	17,656
Deferred tax liability	—	—	(1,175)	2,536	—	1,361

Total liabilities	15,548	377,190	237,658	(12,609)	(100,000)	517,787

Mandatorily redeemable preferred stock	62,675	—	—	—	—	62,675
Minority interest in subsidiaries	—	—	1,833	—	—	1,833
Stockholders’ equity:
Common stock and additional paid-in capital	105,497	176,436	112,217	15,127	(303,780)	105,497
Treasury stock	(1,236)	—	—	—	—	(1,236)
(Accumulated deficit)/retained earnings	(97,927)	(93,502)	43,288	(42)	50,256	(97,927)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(15,831)	(15,831)	(14,803)	(1,028)	31,662	(15,831)
Stock purchase warrants	86	—	—	—	—	86
Stock subscription receivable	(1,709)	—	—	—	—	(1,709)

Total stockholders’ equity (deficit)	(200,709)	(122,486)	140,702	14,002	(32,218)	(200,709)

	$(122,486)	$254,704	$380,193	$1,393	$(132,218)	$381,586

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Consolidating Statement of Operations

For the Year Ended December 31, 2003

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$472,358	$7,361	$—	$479,719
Other service revenue	—	—	69,181	929	—	70,110
Fuel surcharge	—	—	15,211	400	—	15,611

Total operating revenues	—	—	556,750	8,690	—	565,440
Operating expenses:
Purchased transportation	—	—	359,065	1,238	—	360,303
Compensation	—	—	57,947	2,641	—	60,588
Fuel, supplies and maintenance	—	—	35,968	2,344	—	38,312
Depreciation and amortization	—	—	26,890	1,619	—	28,509
Insurance claims	—	—	31,973	236	—	32,209
Other operating expenses	—	—	26,031	694	—	26,725

Operating income	—	—	18,876	(82)	—	18,794
Interest expense	64,241	25,543	—	295	—	90,079
Foreign currency transaction loss	—	—	937	—	—	937
Gain on debt extinguishment	(721)	(4,012)	—	—	—	(4,733)
Other income	—	—	(281)	(7)	—	(288)
Equity in loss (earnings) of subsidiaries	3,582	(10,891)	—	—	7,309	—

Income (loss) before taxes	(67,102)	(10,640)	18,220	(370)	(7,309)	(67,201)
Income taxes	—	(7,058)	6,770	189	—	(99)

Net income (loss)	$(67,102)	$(3,582)	$11,450	$(559)	$(7,309)	$(67,102)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Consolidating Statement of Operations

For the Year Ended December 31, 2002 (Restated)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$434,466	$7,401	$—	$441,867
Other service revenue	—	—	68,065	797	—	68,862
Fuel surcharge	—	—	5,674	357	—	6,031

Total operating revenues	—	—	508,205	8,555	—	516,760
Operating expenses:
Purchased transportation	—	—	300,694	1,227	—	301,921
Compensation	—	—	66,148	2,956	—	69,104
Fuel, supplies and maintenance	—	—	41,535	1,699	—	43,234
Depreciation and amortization	—	—	30,185	1,638	—	31,823
Insurance claims	—	—	18,240	187	—	18,427
Other operating expenses	—	—	29,265	588	—	29,853

Operating income	—	—	22,138	260	—	22,398
Interest expense	718	43,082	—	247	—	44,047
Other expense (income)	—	(120)	129	(3)	—	6
Equity in loss of subsidiaries	25,293	16,662	—	—	(41,955)	—

Income (loss) before taxes	(26,011)	(59,624)	22,009	16	41,955	(21,655)
Income taxes	—	(10,346)	11,215	574	—	1,443

Income (loss) from continuing operations	(26,011)	(49,278)	10,794	(558)	41,955	(23,098)
Discontinued operations:
Loss from operation and disposal of discontinued division, net of tax	—	—	—	(2,913)	—	(2,913)

Income (loss) before cumulative effect of a change in accounting principle	(26,011)	(49,278)	10,794	(3,471)	41,955	(26,011)
Cumulative effect of change in accounting principle, net of tax	(23,985)	—	(23,985)	—	23,985	(23,985)

Net loss	$(49,996)	$(49,278)	$(13,191)	$(3,471)	$65,940	$(49,996)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Consolidating Statement of Operations

For the Year Ended December 31, 2001 (Restated)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$427,046	$6,873	$(720)	$433,199
Other service revenue	—	63,344	1,362	—	64,706
Fuel surcharge	—	10,683	934	—	11,617

Total operating revenues	—	501,073	9,169	(720)	509,522
Operating expenses:
Purchased transportation	—	298,098	1,310	(720)	298,688
Compensation	—	64,325	2,653	—	66,978
Fuel, supplies and maintenance	—	40,593	1,833	—	42,426
Depreciation and amortization	—	32,961	449	—	33,410
Insurance claims	—	13,374	429	—	13,803
Other operating expenses	—	27,648	1,576	—	29,224

Operating income	—	24,074	919	—	24,993
Interest expense	(40,392)	—	3	—	(40,389)
Other (expense) income	165	(22)	—	—	143
Equity in earnings of subsidiaries	12,310	—	—	(12,310)	—

Income (loss) before taxes	(27,917)	24,052	922	(12,310)	(15,253)
Income taxes	(11,170)	11,619	686	—	1,135

Net income (loss) from continuing operations	(16,747)	12,433	236	(12,310)	(16,388)
Discontinued operations:
Income (loss) from operation of discontinued division, net of tax	—	—	(359)	—	(359)

Net income (loss)	$(16,747)	$12,433	$(123)	$(12,310)	$(16,747)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2003

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(67,102)	$(3,582)	11,450	(559)	$(7,309)	$(67,102)
Adjustments for non-cash charges	67,102	3,582	13,202	2,147	7,309	93,342
Changes in assets and liabilities	—	—	(734)	(8,157)	—	(8,891)

Net cash provided by operating activities	—	—	23,918	(6,569)	—	17,349

Cash flows from investing activities:
Capital expenditures	—	—	(8,168)	(724)	—	(8,892)
Acquisition of competitor’s line of business	—	—	(6,100)	—	—	(6,100)
Proceeds from sales of property and equipment	—	—	1,664	947	—	2,611
Other	—	—	—	—	—	—

Net cash used in investing activities	—	—	(12,604)	223	—	(12,381)

Cash flows from financing activities:
Net payments on revolver		(3,230)	—		—	(3,230)
Proceeds from issuance of long-term debt		264,650	—		—	264,650
Payment of debt obligations	(14,846)	(355,126)		(3,730)	—	(373,702)
Deferred financing fees	—	(12,923)	—	—	—	(12,923)
Net proceeds from stock issuance	120,638	—	—	—	—	120,638
Other stock transactions		(22)	—	—	—	(22)
Other			(144)	—	—	(144)
Net change in intercompany balances	(105,792)	106,651	(11,648)	10,789	—	—

Net cash used in financing activities	—	—	(11,792)	7,059	—	(4,733)

Net increase in cash	—	—	(478)	713	—	235
Effect of exchange rate changes on cash	—	—	899	(840)	—	59
Cash, beginning of period	—	—	284	377	—	661

Cash, end of period	$—	$—	$705	$250	—	$955

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2002 (Restated)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(49,996)	$(49,278)	$(13,191)	$(3,471)	$65,940	$(49,996)
Adjustments for non-cash charges	49,996	49,278	44,657	1,014	(65,940)	79,005
Changes in assets and liabilities	—	—	(4,794)	1,617	—	(3,177)

Net cash provided by (used in) operating activities	—	—	26,672	(840)	—	25,832

Cash flows from investing activities:
Capital expenditures	—	—	(15,282)	(4)	—	(15,286)
Proceeds from asset dispositions	—	—	7,242	875	—	8,117

Net cash provided by (used in) investing activities	—	—	(8,040)	871	—	(7,169)

Cash flows from financing activities:
Capital contribution	—	10,000	—	—	—	10,000
Payment of debt obligations	—	(17,484)	—	—	—	(17,484)
Exchange offer fees	—	(5,501)	—	—	—	(5,501)
Stock transactions	—	(1,032)	—	—	—	(1,032)
Other	—	—	(6,025)	44	—	(5,981)
Net change in intercompany balances		14,017	(14,017)	—	—	—

Net cash provided by (used in) financing activities	—	—	(20,042)	44	—	(19,998)

Net increase (decrease) in cash	—	—	(1,410)	75	—	(1,335)
Effect of exchange rate changes on cash	—	—	(216)	—	—	(216)
Cash, beginning of period	—	—	1,910	302	—	2,212

Cash, end of period	$—	$—	$284	$377	$—	$661

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2001 (Restated)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(16,747)	$12,433	$(123)	$(12,310)	$(16,747)
Adjustments for non-cash charges	16,747	6,203	3,328	12,310	38,588
Changes in assets and liabilities	—	(9,990)	(4,383)	—	(14,373)

Net cash provided by (used in) operating activities	—	8,646	(1,178)	—	7,468

Cash flows from investing activities:
Capital expenditures	—	(36,393)	(1,019)	—	(37,412)
Proceeds from asset dispositions	—	80	2,396	—	2,476

Net cash provided by (used in) investing activities	—	(36,313)	1,377	—	(34,936)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and capital leases	45,000	—	—	—	45,000
Payment of debt obligations	(18,019)	—	(64)	—	(18,083)
Stock transactions	(3,115)	—	—	—	(3,115)
Other	3,461	—	—	—	3,461
Net change in intercompany balances	(27,327)	27,327	—	—	—

Net cash provided by (used in) financing activities	—	27,327	(64)	—	27,263

Net increase in cash	—	(340)	135	—	(205)
Effect of exchange rate changes on cash	—	(219)	—	—	(219)
Cash, beginning of period	—	2,469	167	—	2,636

Cash, end of period	$—	$1,910	$302	$—	$2,212

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

20. SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31 (2)
2003 (1)
Operating revenues	$137,015	$143,632	$145,396	$139,397
Operating income	8,593	9,541	6,393	(5,733)
Net income (loss)	1,835	2,209	(3,336)	(67,810)
Income (loss) per share - basic	0.55	0.65	(1.00)	(4.95)
Income (loss) per share - diluted	0.51	0.62	(1.00)	(4.95)

2002 (1)
Operating revenues	$123,043	$135,142	$132,470	$126,105
Operating income	6,594	8,379	5,516	1,909
Loss before cumulative effect of change in accounting principle	(3,773)	(12,910)	(3,023)	(6,305)
Loss per share before cumulative effect of change in accounting principle - basic	(1.11)	(3.83)	(0.90)	(1.89)
Loss per share before cumulative effect of change in accounting principle - diluted	(1.11)	(3.83)	(0.90)	(1.89)
Net loss	(27,758)	(12,910)	(3,023)	(6,305)

(1)	The quarterly financial information has been adjusted to reflect the PPI restatement (Note 1). The following are reconciliation’s of our quarterly operating results from unaudited pre-adjusted financial information to the adjusted financial information (in thousands, except per share data):

	For the quarter ended March 31, 2003
	Pre-adjustment	Adjustment	Adjusted
Operating revenues	$137,197	$(182)	$137,015
Operating income	9,461	(868)	8,593
Net income	2,703	(868)	1,835
Income per share - basic	0.81	(0.26)	0.55
Income per share - diluted	0.76	(0.25)	0.51

	For the quarter ended June 30, 2003
	Pre-adjustment	Adjustment	Adjusted
Operating revenues	$143,175	$457	$143,632
Operating income	10,903	(1,362)	9,541
Net income	3,571	(1,362)	2,209
Income per share - basic	1.07	(0.42)	0.65
Income per share - diluted	1.00	(0.38)	0.62

	For the quarter ended September 30, 2003
	Pre-adjustment	Adjustment	Adjusted
Operating revenues	$145,879	$(483)	$145,396
Operating income	9,821	(3,428)	6,393
Net income	92	(3,428)	(3,336)
Income per share - basic	0.03	(1.03)	(1.00)
Income per share - diluted	0.03	(1.03)	(1.00)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

	For the quarter ended March 31, 2002
	Pre-adjustment	Adjustment	Adjusted
Operating revenues	$122,786	$257	$123,043
Operating income	7,322	(728)	6,594
Loss before cumulative effect of change in accounting principle	(3,045)	(728)	(3,773)
Loss per share before cumulative effect of change in accounting principle - basic	(0.90)	(0.21)	(1.11)
Loss per share before cumulative effect of change in accounting principle - diluted	(0.90)	(0.21)	(1.11)
Net loss	(27,030)	(728)	(27,758)

	For the quarter ended June 30, 2002
	Pre-adjustment	Adjustment	Adjusted
Operating revenues	$134,986	$156	$135,142
Operating income	9,271	(892)	8,379
Loss before cumulative effect of change in accounting principle	(12,018)	(892)	(12,910)
Loss per share before cumulative effect of change in accounting principle - basic	(3.56)	(0.27)	(3.83)
Loss per share before cumulative effect of change in accounting principle - diluted	(3.56)	(0.27)	(3.83)
Net loss	(12,018)	(892)	(12,910)

	For the quarter ended September 30, 2002
	Pre-adjustment	Adjustment	Adjusted
Operating revenues	$132,575	$(105)	$132,470
Operating income	7,905	(2,389)	5,516
Loss before cumulative effect of change in accounting principle	(634)	(2,389)	(3,023)
Loss per share before cumulative effect of change in accounting principle - basic	(0.19)	(0.71)	(0.90)
Loss per share before cumulative effect of change in accounting principle - diluted	(0.19)	(0.71)	(0.90)
Net loss	(634)	(2,389)	(3,023)

	For the quarter ended December 31, 2002
	Pre-adjustment	Adjustment	Adjusted
Operating revenues	$126,192	$(87)	$126,105
Operating income	2,786	(877)	1,909
Loss before cumulative effect of change in accounting principle	(5,428)	(877)	(6,305)
Loss per share before cumulative effect of change in accounting principle - basic	(1.62)	(0.27)	(1.89)
Loss per share before cumulative effect of change in accounting principle - diluted	(1.62)	(0.27)	(1.89)
Net loss	(5,428)	(877)	(6,305)

(2)	Selling and administrative expenses in the fourth quarter of 2002 include a $3.9 million charge to increase the reserve for uncollectible accounts, due to increased collection efforts on trade receivables and receivables from terminated owner-operators and affiliates. Additionally, a $4.0 million reduction in environmental liabilities was recorded, reflecting lower than anticipated environmental clean-up costs based on new estimates at existing sites.

Results for the fourth quarter of 2003 include a non-cash charge of $59.4 million for the conversion of preferred stock into common stock and a $4.7 million gain on the early extinguishment of debt, both in connection with the Company’s initial public offering in November of 2003. The fourth quarter results also include an $8.1 million charge relating to irregularities at Power Purchasing, Inc. (“PPI”), a non-core insurance subsidiary, a $2.3 million charge relating to prior period insurance claims of a bankrupt insurer, a $0.7 million restructuring charge and a $4.0 million adjustment for adverse development with respect to certain insurance claims.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Quality Distribution, Inc. dated November 5, 2003. Incorporated herein by reference to Exhibit No. 3.1 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

3.2	Amended and Restated Bylaws of Quality Distribution. Inc. dated November 5, 2003. Incorporated herein by reference to Exhibit No. 3.2 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

4.1	Credit Agreement, dated as of November 13, 2003, between Quality Distribution, Inc., Quality Distribution, LLC, the lenders party thereto and Credit Suisse First Boston, as administrative agent.

4.2	Security Agreement dated as of November 13, 2003, among Quality Distribution, LLC, various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as collateral agent.

4.3	U. S. Pledge Agreement dated as of November 13, 2003, among Quality Distribution, LLC, various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as collateral agent and pledgee.

4.4	Subsidiaries Guaranty dated as of November 13, 2003, among various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as administrative agent.

4.5	Indenture, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the Guarantors named therein and The Bank of New York as Trustee.

4.6	Form of Exchange Note (included as Exhibit B to Exhibit 4.5).

4.7	Registration Rights Agreement, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the subsidiaries of Quality Distribution, LLC set forth on Annex I thereto and The Bank of New York.

10.1	Amended and Restated Shareholders’ Agreement, dated as of February 10, 1998, among MTL, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 4.13 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.2	Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated herein by reference to Exhibit No. 4.14 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.3	Amendment No. 1, dated as of April 2, 2002, to the Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated herein by reference to Exhibit No. 10.3 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.4	Second Amended and Restated Registration Rights Agreement, dated as of August 28, 1998, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., QDI and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 10.4 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

Exhibit No.	Description
10.5	Agreement, dated as of May 30, 2002, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., QDI and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 10.5 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.6	1998 Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.1 to Quality Distribution, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 (Registration No. 333-66711).

10.7	Employment Agreement, dated November 8, 1999, between Quality Distribution, Inc. and Thomas L. Finkbiner. Incorporated herein by reference to Exhibit No. 10.3 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002

10.8	Employment Agreement, dated March 27, 2000, between Quality Distribution, Inc. and Virgil T. Leslie. Incorporated herein by reference to Exhibit No. 10.6 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.9	Employment Agreement, dated June 23, 1998, between Quality Distribution, Inc. and Dennis R. Copeland. Incorporated herein by reference to Exhibit No. 10.7 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.10	Promissory Note, dated November 8, 1999, issued by Thomas L. Finkbiner to Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.14 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.11	Pledge Agreement, dated November 8, 1999, between Thomas L. Finkbiner and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.15 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.12	Stock Option Agreement, dated November 8, 1999, between Thomas L. Finkbiner and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.16 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.13	Limited Recourse Secured Promissory Note, dated June 9, 1998, issued by Marvin Sexton to Quality Distribution, Inc. and corresponding pledge agreement. Incorporated herein by reference to Exhibit No. 10.11 to Quality Distribution, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 (Registration No. 333-66711).

10.14	Contribution Agreement dated May 30, 2002, between Quality Distribution, LLC and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.26 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.15	Lock-Up Agreement, dated as of April 10, 2002, and Amendment No. 1 thereto dated as of May 30, 2002, among Quality Distribution, Inc., ARES Leveraged Investment Fund, L.P. and ARES Leveraged Investment Fund II, L.P. Incorporated herein by reference to Exhibit No. 10.27 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.16	Lock-Up and Purchase Agreement, dated as of April 10, 2002, among Quality Distribution, Inc., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P. and Apollo (U.K.) Partners III, L.P. Incorporated herein by reference to Exhibit No. 10.28 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

Exhibit No.	Description
10.17	Lock-up Agreement, dated as of April 10, 2002, among Quality Distribution, Inc. and the members of management listed on the signature page thereto. Incorporated herein by reference to Exhibit No. 10.29 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.18	Employment Agreement dated June 23, 1998 between Quality Distribution, Inc. and Michael A. Grimm. Incorporated herein by reference to Exhibit No. 10.30 to Quality Distribution, LLC’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2003.

10.19	Amendment, dated May 30, 2003, to Employment Agreement dated June 23, 1998 between Quality Distribution, Inc. and Michael A. Grimm. Incorporated herein by reference to Exhibit 10.29 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003 (Registration No. 333-108344).

10.20	Employment Agreement dated April 10, 2000 between Quality Distribution, Inc. and Keith J. Margelowsky. Incorporated herein by reference to Exhibit No. 10.31 to Quality Distribution, LLC’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2003.

10.21	Employment Agreement dated February 5, 2003 between Quality Distribution, Inc. and Samuel M. Hensley. Incorporated herein by reference to Exhibit No. 10.32 to Quality Distribution, LLC’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2003.

10.22	Warrant Agreement (including form of warrant certificate), dated as of May 30, 2002, between Quality Distribution, Inc. and The Bank of New York. Incorporated herein by reference to Exhibit 10.32 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003 (Registration No. 333-108344).

10.23	2003 Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 10.33 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.24	Form of Stock Option Agreement Under Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.34 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.25	2003 Restricted Stock Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 10.35 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.26	Form of Restricted Award Agreement Under Restricted Stock Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.36 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

21.1	Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit No. 21.1 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 6, 2003 (Registration No. 333-108344).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a) – 14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3