Form 10-Q
period 2004-03-31
QUALITY DISTRIBUTION INC
filed 2004-05-17
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-24180

Quality Distribution, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3239073
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

3802 Corporex Park Drive, Tampa, FL	33619
(Address of Principal Executive Offices)	(Zip Code)

813-630-5826

(Registrant’s telephone number, including area code)

N/A

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2004
Common Stock (no par value per share)	19,115,646

QUALITY DISTRIBUTION, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In 000’s)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$763	$955
Accounts receivable, net of allowance of $8,091 and $6,893	81,252	74,944
Current maturities of notes receivable from affiliates	1,241	676
Inventories	843	819
Prepaid expenses	6,413	3,566
Prepaid tires	8,085	7,978
Other	1,169	1,236

Total current assets	99,766	90,174
Property and equipment, net of accumulated depreciation of $198,106 and $203,816	134,016	137,961
Goodwill	131,232	131,232
Intangibles, net	1,368	1,402
Notes receivable from affiliates	781	1,051
Other assets	9,368	9,871

Total assets	$376,531	$371,691

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$1,694	$1,759
Accounts payable	21,007	18,988
Affiliates and independent owner-operators payable	10,577	7,319
Accrued expenses	56,214	54,242
Income taxes payable	272	518

Total current liabilities	89,764	82,826
Long-term indebtedness, less current maturities	271,400	272,750
Environmental liabilities	18,643	19,689
Other non-current liabilities	13,057	13,712
Deferred tax liability	1,495	1,552

Total liabilities	394,359	390,529
Commitments and contingencies (Note 6)
Minority interest in subsidiary	1,833	1,833
Stockholders’ deficit:
Common stock, no par value; 29,000 authorized, 19,114 issued at March 31, 2004 and 19,080 issued at December 31, 2003	356,091	356,078
Treasury stock, 112 and 111 shares at March 31, 2004 and December 31, 2003, respectively	(1,285)	(1,258)
Accumulated deficit	(168,607)	(169,569)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(14,655)	(14,689)
Stock purchase warrants	73	86
Stock subscriptions receivable	(1,689)	(1,730)

Total stockholders’ deficit	(19,661)	(20,671)

Total liabilities, minority interest and stockholders’ deficit	$376,531	$371,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — In 000’s, Except Per Share Amounts)

	Three months ended March 31,
	2004	2003
Operating revenues:
Transportation	$127,857	$114,809
Other service revenues	18,413	17,591
Fuel surcharge	4,915	4,615

Total operating revenues	151,185	137,015
Operating expenses:
Purchased transportation	100,774	83,932
Compensation	14,549	16,452
Depreciation and amortization	6,020	7,494
Insurance claims	4,328	4,122
PPI professional fees	3,242	—
Other operating expenses	16,026	16,422

Operating income	6,246	8,593
Interest expense	5,217	6,644
Other expense (income)	28	(24)

Income before taxes	1,001	1,973
Provision for income taxes	39	138

Net income	962	1,835
Distributions to minority interest/preferred stock dividends and accretions	—	(2,191)

Net income (loss) attributable to common stockholders	$962	$(356)

Per share data:
Net income (loss) per common stockholder – basic	$0.05	$(0.11)

Net income (loss) per common stockholder – diluted	$0.05	$(0.11)

Weighted average number of shares – basic	18,892	3,337
Weighted average number of shares – diluted	19,114	3,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In 000’s)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$962	$1,835
Adjustments for non-cash charges	6,660	9,013
Changes in assets and liabilities	(5,441)	(7,701)

Net cash provided by operating activities	2,181	3,147

Cash flows from investing activities:
Proceeds from life insurance	137	—
Capital expenditures	(2,308)	(2,170)
Proceeds from asset dispositions	213	328

Net cash used in investing activities	(1,958)	(1,842)

Cash flows from financing activities:
Net payments on the revolver	(1,000)	(400)
Payments of debt obligations	(414)	(746)
Increase in bank overdraft	932	733
Other	17	(36)

Net cash used in financing activities	(465)	(449)

Net increase (decrease) in cash	(242)	856
Effect of exchange rate changes on cash	50	(171)
Cash, beginning of period	955	661

Cash, end of period	$763	$1,346

Supplemental disclosures of non-cash activities:
Preferred stock accretions	$—	$2,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

Quality Distribution, Inc. (the “Company” or “QDI”) and its subsidiaries are engaged primarily in truckload transportation of bulk chemicals in North America. The Company conducts a significant portion of its business through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into one to five year renewable contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from the Company. Owner-operators are independent contractors, who, through a contract with the Company, supply one or more tractors and drivers for the Company’s use. Contracts with owner-operators may be terminated by either party on short notice. The Company also charges affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are generally paid a percentage of the revenues generated for each load hauled.

The accompanying unaudited condensed, consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

As previously disclosed in Note 1. “Business Organization – PPI Irregularities” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K, amounts for the three months ended March 31, 2003 reflect adjustments relating to matters at Power Purchasing, Inc., a non-core insurance subsidiary.

For further information, refer to the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s annual report on Form 10-K.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance in determining (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (or other existing authoritative guidance) or, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. Adoption of this standard did not have a material impact on the Company’s financial reporting.

2.	COMPREHENSIVE INCOME:

Comprehensive income is as follows (in thousands):

	Three months ended March 31,
	2004	2003
Net income	$962	$1,835
Other comprehensive income:
Foreign currency translation adjustments	34	622

Comprehensive income	$996	$2,457

3.	EARNINGS PER SHARE:

The March 31, 2004 common shares outstanding include 7,875,000 shares issued in November 2003 in connection with the Company’s initial public offering and 7,654,235 shares issued in November 2003 in connection with the conversion of all of the Company’s 13.75% Mandatorily Redeemable Preferred Stock to common stock.

The reconciliation of basic to diluted shares of common stock is as follows (in thousands):

	Three months ended March 31,
	2004	2003
Weighted average common shares outstanding—basic	18,892	3,337
Additional shares assuming:
Exercise of stock options and warrants (1)	217	—
Vesting of restricted stock	5	—

Weighted average common shares outstanding—diluted	19,114	3,337

(1) Represents the number of shares of common stock issuable on the exercise of dilutive employee stock options and warrants less the number of shares, which could have been purchased with the proceeds from the exercise of such options and warrants. These purchases were assumed to have been made at the average market price of the common stock during the period or that part of the period for which the option was outstanding. At March 31, 2004 and 2003, 2,050,000 and 108,000 options, respectively, were not included in the calculation as the exercise of these options would have had an anti-dilutive effect on the earnings per share calculation.

4.	STOCK-BASED COMPENSATION:

The Company uses Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” and the related interpretations to account for its stock option plans. No compensation cost has been recorded at the grant dates, as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. The Company adopted the disclosure provisions of FAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure – and amendment of FAS 123, ‘Accounting for Stock-Based Compensation,’” for disclosure purposes in 2002.

The following table illustrates the effect on net earnings if the Company had recognized compensation expense upon issuance of the options (in thousands):

	Three months ended March 31,
	2004	2003
Net income (loss) attributable to common stockholders as reported	$962	$(356)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $0 for all periods	(455)	(38)

Pro forma net income (loss) attributable to common stockholders	$507	$(394)

Income (loss) per common share:
As reported – basic	$0.05	$(0.11)

Pro forma – basic	$0.03	$(0.12)

As reported – diluted	$0.05	$(0.11)

Pro forma – diluted	$0.03	$(0.12)

5. EMPLOYEE BENEFIT PLANS

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

The components of net periodic pension cost are as follows for the three months ended March 31 (in thousands):

	2004	2003
Service cost	$69	$69
Interest cost	686	706
Expected return on plan assets	(440)	(335)

Net periodic pension cost	$315	$440

During April 2004, new legislation was enacted allowing companies to use higher-yield corporate bond rates instead of Treasury bonds to calculate their pensions’ projected assets. Utilizing the new formula, the Company reduced its estimate of expected contributions to $4.1 million for fiscal 2004. No amounts had been paid as of March 31, 2004.

6.	COMMITMENTS AND CONTINGENCIES:

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

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”) and comparable state laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or our business reputation. As the result of environmental studies conducted at our facilities in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation.

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

OTHER ENVIRONMENTAL MATTERS. CLC has been named as potentially responsible party (“PRP”) under CERCLA and similar state laws at approximately 37 other sites including the Helen Kramer Landfill Site where CLC previously settled its liability. In general, CLC is among several PRP’s named at these sites.

RESERVES. As of March 31, 2004 and December 31, 2003, we had reserves in the amount of $27.9 million and $29.2 million for all environmental matters discussed above.

Litigation

On February 24, 2004, the first of three putative class action lawsuits, Meigs v. Quality Distribution, Inc., et al., was filed in the United States District Court for the Middle District of Florida, Tampa Division, against the Company, Thomas L. Finkbiner, the Company’s President, Chief Executive Officer and Chairman of the Board, and Samuel M. Hensley, the Company’s Senior Vice President and Chief Financial Officer. The plaintiff purports to represent a class of purchasers of the Company’s common stock traceable to its November 6, 2003, initial public offering. The complaint alleges that, in connection with the IPO, the Company filed a registration statement with the Securities and Exchange Commission that incorporated a materially false or misleading prospectus. Specifically, the complaint alleges that the prospectus materially overstated the Company’s financial results for the years ended December 31, 2001, December 31, 2002, and the nine months ended September 30, 2003. In addition, the complaint alleges that these financial statements were not prepared consistently with generally accepted accounting principles. Accordingly, it asserts causes of action (and seeks unspecified damages) against all defendants based on the alleged violation of Section 11 of the Securities Act of 1933, and against Mr. Finkbiner and Mr. Hensley as “control persons,” under the Act’s Section 15, by virtue of their positions at the Company.

The second suit, Steamfitters Local 449 Pension & Retirement Security Funds v. Quality Distribution, Inc., et al., was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, on March 26, 2004. In addition to the Company, Mr. Finkbiner and Mr. Hensley, the suit names as defendants the other signatories to the registration statement, namely Company directors Anthony R. Ignaczak, Joshua J. Harris, Michael D. Weiner, Marc J. Rowan, Marc E. Becker, and Donald C. Orris, and three of the Company’s IPO underwriters, Credit Suisse First Boston LLC, Bear, Stearns & Co., Inc., and Deutsche Bank Securities Inc. The Steamfitters complaint alleges substantially identical facts to those in the Meigs complaint and also includes the same causes of action, plus an additional claim for rescission or damages based on an alleged violation of Section 12 of the Securities Act of 1933. On April 28, the defendants removed the action to the United States District Court for the Middle District of Florida, where Meigs was already pending. Plaintiff in Steamfitters has until May 28, 2004, to seek to remand the case to state court.

Cochran v. Quality Distribution, Inc., et al., was filed in the United States District Court for the Middle District of Florida on April 15, 2004. The complaint is substantially identical to that in Meigs, naming the same defendants and asserting the same claims based on the same allegations. On April 23, 2004, plaintiff sought to consolidate her action with Meigs and to be named lead plaintiff in the consolidated case. Another plaintiff, Jemmco Investments Management LLC, has also sought to be named lead plaintiff in Meigs.

All three complaints’ allegations stem from the disclosures in a Form 8-K that the Company filed on February 2, 2004, stating that the Company had discovered irregularities at Power Purchasing, Inc., a non-core subsidiary that, through its subsidiary, American Transinsurance Group, Inc. (collectively, “PPI”), primarily assists independent contractors in obtaining various lines of insurance, for which PPI derives fees as an insurance broker. The 8-K stated that the irregularities resulted from unauthorized actions by PPI’s former vice president and would result in a restatement of the Company’s financial statements. While three class actions lawsuits have thus far been served on QDI regarding the above matters, plaintiffs may file additional complaints and/or an Amended and Consolidated Complaint. The Company will timely respond to all complaints and expects that the individual defendants will do the same. The Company carries management liability and company reimbursement insurance policies for the relevant period, which provide for aggregate coverage of $20 million, and has notified the insurance carriers of the lawsuits. The carriers have not yet confirmed or denied coverage, and the Company makes no comment as to whether the insurance will be sufficient to cover all alleged damages claimed by plaintiffs against the Company.

On May 13, 2004, a complaint, Quality Food Grade Carriers, Inc., et ano. v. Quality Carriers, Inc. and Thomas Finkbiner, et al., was filed in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, against Quality Carriers, Inc., a wholly-owned subsidiary of the Company (“QCI”) and Thomas L. Finkbiner, QCI’s President and Chief Executive Officer. The complaint in that action alleges that QCI (i) breached a series of purported agreements with plaintiffs to pursue jointly a food transportation business; (ii) fraudulently induced the agreements because it intended to sell its food distribution business at the time it executed the agreements; (iii) converted plaintiffs’ assets, including trucks, trailers, tools, truck parts and other materials; and (iv) misappropriated Quality Food’s corporate name and credit. The complaint seeks unspecified damages exceeding $30 million. The Company believes that the complaint’s allegations are meritless, and it intends to contest the action vigorously.

There can also be no assurance that the litigation described above will not have a material adverse effect on the Company.

PPI Investigation

In connection with the irregularities discovered at PPI, the Company anticipates paying costs relating to state insurance regulatory proceedings. The Company recorded an accrual of $3.0 million in the fourth quarter of 2003 as its estimate of these potential charges based on information available at such time, which is subject to change as more information is obtained. Additionally, during the three months ended March 31, 2004, the Company recorded $3.2 million in accounting and legal fees relating to the investigation at PPI, which are recorded in PPI professional fees.

7.	GEOGRAPHIC SEGMENTS

The Company’s operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company’s operations in different geographic areas for the three months ended March 31, 2004 and 2003, is as follows (in thousands):

	Three months ended March 31, 2004
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$141,017	$10,168	$—	$151,185
Operating income	5,162	1,084	—	6,246
Identifiable assets	362,832	26,230	(12,531)	376,531
Depreciation and amortization	5,313	707	—	6,020
Capital expenditures	2,296	12	—	2,308

	Three months ended March 31, 2003
.	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$134,856	$2,159	$—	$137,015
Operating income	8,600	(7)	—	8,593
Depreciation and amortization	7,080	414	—	7,494
Capital expenditures	2,170	—	—	2,170

	As of December 31, 2003
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Identifiable assets	364,180	20,224	(12,713)	371,691

8.	GUARANTOR SUBSIDIARIES:

The 9% Senior Subordinated Notes issued by the Company’s wholly-owned subsidiary, Quality Distribution LLC (“QD LLC”), and the Series B Floating Interest Rate Subordinated Term Notes due 2006 issued by the Company are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by all of the Company’s direct and indirect domestic subsidiaries (the “Guarantors”). In addition, the Company unconditionally guarantees on a senior subordinated basis the 9% Senior Subordinated Notes. Each of the

Company’s direct and indirect subsidiaries, including QD LLC, is 100% owned. All non-domestic subsidiaries including Levy Transport, Ltd. are non-guarantor subsidiaries.

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

The following condensed consolidating financial information for the Company, QD LLC and combined guarantor subsidiaries presents:

1.	Balance Sheets as of March 31, 2004 and December 31, 2003.

2.	Statements of Operations for the three months ended March 31, 2004 and March 31, 2003.

3.	Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003.

4.	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2004

(Unaudited — In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$515	$248	$—	$763
Accounts receivable, net	—	—	81,105	147	—	81,252
Current maturities of notes receivable from affiliates	—	—	1,241	—	—	1,241
Inventories	—	—	780	63	—	843
Prepaid expenses	—	—	6,240	173	—	6,413
Prepaid tires	—	—	7,923	162	—	8,085
Other	—	—	1,169	—	—	1,169

Total current assets	—	—	98,973	793	—	99,766
Property and equipment, net	—	—	127,855	6,161	—	134,016
Goodwill	—	—	130,804	428	—	131,232
Intangibles, net	—	—	1,368	—	—	1,368
Notes receivable from affiliates	—	—	781	—	—	781
Other assets	—	100,000	9,364	4	(100,000)	9,368
Investment in subsidiaries	(3,491)	153,412	—	—	(149,921)	—

Total assets	$(3,491)	$253,412	$369,145	$7,386	$(249,921)	$376,531

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,694	$—	$—	$—	$1,694
Accounts payable	—	—	21,007	—	—	21,007
Intercompany	16,170	(16,191)	9,379	(9,358)	—	—
Affiliates and independent owner-operators payable	—	—	10,579	(2)	—	10,577
Accrued expenses	—	—	55,959	255	—	56,214
Income taxes payable	—	—	(714)	986	—	272

Total current liabilities	16,170	(14,497)	96,210	(8,119)	—	89,764
Long-term indebtedness, less current maturities	—	271,400	—	—	—	271,400
Environmental liabilities	—	—	18,643	—	—	18,643
Other non-current liabilities	—	—	113,057	—	(100,000)	13,057
Deferred tax liability	—	—	(1,479)	2,974	—	1,495

Total liabilities	16,170	256,903	226,431	(5,145)	(100,000)	394,359
Minority interest in subsidiary	—	—	1,833	—	—	1,833
Stockholders’ equity (deficit):
Common stock	356,091	172,877	93,559	15,127	(281,563)	356,091
Treasury stock	(1,285)	—	—	—	—	(1,285)
Accumulated (deficit) retained earnings	(168,607)	27,876	60,251	(816)	(87,311)	(168,607)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(14,655)	(14,655)	(12,929)	(1,725)	29,309	(14,655)
Stock purchase warrants	73	—	—	—	—	73
Stock subscriptions receivable	(1,689)	—	—	—	—	(1,689)

Total stockholders’ equity (deficit)	(19,661)	(3,491)	140,881	12,531	(149,921)	(19,661)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(3,491)	$253,412	$369,145	$7,386	$(249,921)	$376,531

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

(In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$705	$250	$—	$955
Accounts receivable, net	—	—	74,959	(15)	—	74,944
Current maturities of notes receivable from affiliates	—	—	676	—	—	676
Inventories	—	—	758	61	—	819
Prepaid expenses	—	—	3,474	92	—	3,566
Prepaid tires	—	—	7,812	166	—	7,978
Other	—	—	1,236	—	—	1,236

Total current assets	—	—	89,620	554	—	90,174
Property and equipment, net	—	—	131,381	6,580	—	137,961
Goodwill	—	—	130,804	428	—	131,232
Intangibles, net	—	—	1,402	—	—	1,402
Notes receivable from affiliates	—	—	1,051	—	—	1,051
Other assets	—	100,000	9,867	4	(100,000)	9,871
Investment in subsidiaries	(4,480)	153,838	—	—	(149,358)	—

Total assets	$(4,480)	$253,838	$364,125	$7,566	$(249,358)	$371,691

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,759	$—	$—	$—	$1,759
Accounts payable	—	—	18,988	—	—	18,988
Intercompany	16,191	(16,191)	9,115	(9,115)	—	—
Affiliates and independent owner-operators payable	—	—	7,312	7	—	7,319
Accrued expenses	—	—	54,130	112	—	54,242
Income taxes payable	—	—	(299)	817	—	518

Total current liabilities	16,191	(14,432)	89,246	(8,179)	—	82,826
Long-term indebtedness, less current maturities	—	272,750	—	—	—	272,750
Environmental liabilities	—	—	19,689	—	—	19,689
Other non-current liabilities	—	—	113,712	—	(100,000)	13,712
Deferred tax liability	—	—	(1,480)	3,032	—	1,552

Total liabilities	16,191	258,318	221,167	(5,147)	(100,000)	390,529
Minority interest in subsidiary	—	—	1,833	—	—	1,833
Stockholders’ equity (deficit):
Common stock	356,078	176,122	99,463	15,127	(290,712)	356,078
Treasury stock	(1,258)	—	—	—	—	(1,258)
Accumulated (deficit) retained earnings	(169,569)	23,676	54,593	(601)	(77,668)	(169,569)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(14,689)	(14,689)	(12,931)	(1,758)	29,378	(14,689)
Stock purchase warrants	86	—	—	—	—	86
Stock subscriptions receivable	(1,730)	—	—	—	—	(1,730)

Total stockholders’ equity (deficit)	(20,671)	(4,480)	141,125	12,713	(149,358)	(20,671)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(4,480)	$253,838	$364,125	$7,566	$(249,358)	$371,691

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004

(Unaudited — In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$126,480	$1,377	$—	$127,857
Other service revenues	—	—	18,199	214	—	18,413
Fuel surcharge	—	—	4,832	83	—	4,915

Total operating revenues	—	—	149,511	1,674	—	151,185
Operating expenses:
Purchased transportation	—	—	100,540	234	—	100,774
Compensation	—	—	13,999	550	—	14,549
Depreciation and amortization	—	—	5,664	356	—	6,020
Insurance claims	—	—	4,278	50	—	4,328
PPI professional fees	—	—	3,242	—	—	3,242
Other operating expenses	—	—	15,417	609	—	16,026

Operating income (loss)	—	—	6,371	(125)	—	6,246
Interest expense	—	5,167	—	50	—	5,217
Other (income) expense	(4)	—	24	8	—	28

Income (loss) before taxes	4	(5,167)	6,347	(183)	—	1,001
Provision (benefit) for income taxes	—	(2,595)	2,602	32	—	39

Income (loss) before equity in earnings of subsidiaries	4	(2,572)	3,745	(215)	—	962
Equity in earnings of subsidiaries	(958)	(3,530)	—	—	4,488	—

Net income (loss)	$962	$958	$3,745	$(215)	$(4,488)	$962

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003

(Unaudited — In 000’s)

	QDI	QD LLC		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$		$113,033	$1,776	$—	$114,809
Other service revenues	—			17,315	276	—	17,591
Fuel surcharge	—			4,508	107	—	4,615

Total operating revenues	—			134,856	2,159	—	137,015
Operating expenses:
Purchased transportation	—			83,644	288	—	83,932
Compensation	—			15,798	654	—	16,452
Depreciation and amortization	—			7,080	414	—	7,494
Insurance claims	—			4,071	51	—	4,122
Other operating expenses	—			15,663	759	—	16,422

Operating income (loss)	—		—	8,600	(7)	—	8,593
Interest expense	311		6,247	—	86	—	6,644
Other income	—		—	(24)	—	—	(24)

Income (loss) before taxes	(311)		(6,247)	8,624	(93)	—	1,973
Provision (benefit) for income taxes	—		(3,772)	3,882	28	—	138

Income (loss) before equity in earnings of subsidiaries	(311)		(2,475)	4,742	(121)	—	1,835
Equity in income of subsidiaries	(2,146)		(4,621)	—	—	6,767	—

Net income (loss)	$1,835		$2,146	$4,742	$(121)	$(6,767)	$1,835

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

(Unaudited — In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$962	$958	$3,745	$(215)	$(4,488)	$962
Adjustments for non-cash charges	(962)	(958)	1,673	299	6,608	6,660
Changes in assets and liabilities	—	—	(3,382)	61	(2,120)	(5,441)

Net cash provided by operating activities	—		2,036	145	—	2,181

Cash flows from investing activities:
Other investments	—	—	137	—	—	137
Capital expenditures	—	—	(2,296)	(12)	—	(2,308)
Proceeds from asset dispositions	—	—	213	—	—	213

Net cash used in investing activities	—	—	(1,946)	(12)	—	(1,958)

Cash flows from financing activities:
Net payments on the revolver	—	(1,350)	—	—	—	(1,350)
Payment of debt obligations	—	(64)	—		—	(64)
Increase in bank overdraft	—	—	932	—	—	932
Other	17	—	—	—	—	17
Net change in intercompany balances	(17)	1,414	(1,154)	(243)	—	—

Net cash used in financing activities	—	—	(222)	(243)	—	(465)

Net increase in cash	—	—	(132)	(110)	—	(242)
Effect of exchange rate changes on cash	—	—	(58)	108	—	50
Cash, beginning of period	—	—	705	250	—	955

Cash, end of period	$—	$—	$515	$248	$—	$763

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

THREE MONTHS ENDED MARCH 31, 2003

(Unaudited — In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,835	$2,146	$4,407	$(121)	$(6,432)	$1,835
Adjustments for non-cash charges	(1,835)	(2,146)	11,611	416	967	9,013
Changes in assets and liabilities	—	—	(13,359)	193	5,465	(7,701)

Net cash provided by operating activities	—	—	2,659	488	—	3,147

Cash flows from investing activities:
Capital expenditures	—	—	(1,803)	(367)	—	(2,170)
Proceeds from asset dispositions	—	—	228	100	—	328

Net cash used in investing activities	—	—	(1,575)	(267)	—	(1,842)

Cash flows from financing activities:
Net payments on the revolver	—	(400)	—	—	—	(400)
Payment of debt obligations	—	(746)	—	—	—	(746)
Increase in bank overdraft	—	—	733	—	—	733
Other	—	—	(36)	—	—	(36)
Net change in intercompany balances	—	1,146	(1,146)	—	—	—

Net cash used in financing activities	—	—	(449)	—	—	(449)

Net increase in cash	—	—	635	221	—	856
Effect of exchange rate changes on cash	—	—	(171)	—	—	(171)
Cash, beginning of period	—	—	284	377	—	661

Cash, end of period	$—	$—	$748	$598	$—	$1,346

FORM 10-Q

PART I — FINANCIAL INFORMATION

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward-Looking Statements and Certain Considerations” contained in this Item 2.

On November 13, 2003, we consummated our initial public offering (the “IPO”) of 7,875,000 shares of our common stock at $17.00 per share. On this date, we sold an additional 25,000 shares of common stock to an existing shareholder for $11.63 per share as a result of the exercise of his preemptive rights in connection with the conversion of our 13.75% Mandatorily Redeemable Preferred Stock (“Redeemable Preferred Stock”) to common stock. Our subsidiary, Quality Distribution, LLC (“QD LLC”) concurrently consummated (a) the private offering of $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2010 and (b) the entry into a new credit facility consisting of a $140 million delayed draw term loan facility, a $75 million revolving credit facility and a $20 million pre-funded letter of credit facility. We utilized the proceeds from these transactions to repay all of our previous debt, except for $7.5 million of floating interest rate notes and our outstanding capital leases. During 2004 and going forward, we expect our interest expense to decrease from historical levels due to the reduction of outstanding debt and the reduction of interest rates from the previously outstanding debt. We believe that our new capital structure provides us the flexibility necessary to continue expanding our scope of service capabilities, providing us the ability to be a full-service provider to companies looking to outsource their transportation management and logistics needs.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance in determining (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (or other existing authoritative guidance) or, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. Adoption of this standard did not have a material impact on our financial reporting.

RESULTS OF OPERATIONS

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share as opposed to that of our competitors and the amount spent on tank truck transportation as opposed to other modes of transportation such as rail. The volume of shipments of chemical products are in turn affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. Additionally, we also provide leasing, tank cleaning, insurance products for drivers and affiliates and intermodal services, which are presented as other service revenue.

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

For the quarter ended March 31, 2004, revenues totaled $151.2 million, an increase of $14.2 million or 10.3% from revenues of $137.0 million for the same period in 2003. Transportation revenue increased $13.0 million, or 11.4%, which is primarily attributable to stronger demand from existing customers, new business secured during the past twelve months, an additional workday in the first quarter of 2004 and the addition of new affiliates joining the Company. The additional workday accounted for an increase of $1.9 million for the three months ended March 31, 2004. At the end of 2003, we acquired the liquid tank business of one of our competitors, which provided $2.4 million of additional revenue for the first quarter of 2004. During 2003, seven new affiliates joined us providing approximately $6.7 million of incremental revenue in the first quarter of 2004. Other service revenues increased $0.8 million, which was due to an increase of $1.4 million in tractor and trailer rental revenues as a result of our converting company owned terminals to affiliates, an increase of $0.2 million in transloading revenue and a decrease in revenues of $0.8 million at our Power Purchasing, Inc. (“PPI”) subsidiary due to our premium revenues decreasing as all previously uninsured policies were placed with third-party insurance carriers. Fuel surcharge was higher in the first quarter of 2004 than the same quarter in 2003 by $0.3 million as a result of higher fuel prices and volume increases.

For the quarter ended March 31, 2004, operating income totaled $6.2 million, a decrease of $2.4 million or 27.3% compared to $8.6 million for the same period in 2003. The increase in purchased transportation and the decreases in compensation and other operating expenses are primarily the result of higher revenues, cost reductions and the impact of several conversions of company terminals to affiliate operations during 2003. As terminals are converted, the Company reduces overhead and increases purchased transportation expense, representing the affiliates’ percentage split of revenues. Additionally, $1.2 million of start-up costs and initial operating losses related to our entry into the orange juice transportation business was included in purchased transportation. Depreciation expense decreased $1.5 million as a result of a large group of trailers becoming fully depreciated at the end of 2003. PPI professional fees represent $3.2 million of legal and accounting fees incurred during the first quarter of 2004 from the investigation of the irregularities identified at PPI.

The operating margin for the quarter ended March 31, 2004 was 4.1% compared to 6.3% for the same period in 2003, as a result of the above items.

Interest expense decreased by $1.4 million in 2004 compared to 2003 as a result of the reduction of debt resulting from the IPO and concurrent debt refinancing.

The provision for income taxes remained relatively consistent between periods. The provision represents state franchise and foreign taxes. Federal income taxes for the three months ended March 31, 2004 have been offset by net operating loss carryforwards from previous years.

For the quarter ended March 31, 2004, the Company’s net income was $1.0 million compared to $1.8 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary source of liquidity has been cash flow from operations and borrowing availability under its credit agreement. Net cash provided by operating activities was $2.2 million for the three months ended March 31, 2004, compared to $3.1 million for the same period in 2003. The decrease was primarily due to the $1.2 million of start-up costs and initial operating losses related to our entry into the orange juice transportation business.

Cash used in investing activities totaled $2.0 million for the three month period ended March 31, 2004, compared to $1.8 million used for the comparable 2003 period. This increase is the result of an increase in capital expenditures of $0.1 million offset by lower proceeds from asset dispositions.

Cash used in financing activities remained constant during the three month period ended March 31, 2004 compared to the comparable period in 2003. Debt payments increased $0.3 million, but these payments were offset by an increase of $0.2 million in the bank overdraft.

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

QD LLC concurrently consummated (a) the private offering of $125 million aggregate principal amount of guaranteed 9% Senior Subordinated Notes due 2010 (the “QD LLC Notes”) and (b) the entry into a new guaranteed and secured credit facility consisting of a $140 million delayed draw term loan facility, maturing in November 2009, a $75 million revolving credit facility, maturing in November 2008, and a $20 million pre-funded letter of credit facility, maturing in November 2009. The interest rate on the new credit facility is, at the option of the Company, at (a) 2.00% in excess of the Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios. The net proceeds of $376.8 million, after deducting $22.4 million underwriting discounts, commissions and related expenses, were used to pay all existing long-term debt and outstanding credit facility balances, except for $7.5 million of Series B floating interest rate subordinated securities due 2006 (the “Floating Rate Notes”) and our outstanding capital leases.

Our primary cash needs consist of capital expenditures and debt service under our credit agreement, the QD LLC Notes and Floating Rate Notes. We incur capital expenditures for the purpose of replacing older tractors and trailers, purchasing new tractors and trailers, and maintaining and improving infrastructure. The following is a schedule of our long-term contractual commitments, including current portion of our long-term indebtedness at March 31, 2004, over the periods we expect them to be paid (dollars in thousands):

	Balance at March 31, 2004	Remainder 2004	1–3 YEARS	3–5 YEARS	GREATER THAN 5 YEARS
Operating leases	$—	$3,782	$11,129	$1,283	$533
Unconditional purchase commitment	—	508	1,522	—	—
Total indebtedness, including capital lease obligations	273,094	1,344	11,700	135,050	125,000

Total	$273,094	$5,634	$24,351	$136,333	$125,533

Additionally, as of March 31, 2004, we had $27.9 million of environmental liabilities, $40.0 million of pension plan and insurance claim obligations we expect to pay out during the next five to seven years and $33.6 million in letters of credit outstanding.

The following is a schedule of our indebtedness, exclusive of our capital lease obligations at March 31, 2004, over the periods we are required to pay such indebtedness (dollars in thousands):

	Term	Revolver	QD LLC Notes	Series B Floating Interest Rate Notes	Total
2004	$1,050	$—	$—	$—	$1,050
2005	1,400	—	—	—	1,400
2006	1,400	—	—	7,500	8,900
2007	1,400	—	—	—	1,400
Thereafter	134,050	1,000	125,000	—	260,050

	$139,300	$1,000	$125,000	$7,500	$272,800

As of March 31, 2004, we were in compliance with the financial covenants in our credit agreement. However, continued compliance with these requirements could be affected by changes relating to economic factors, market uncertainties, or other events as described under “FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS.” There can be no assurance that we will be able to comply with such revised financial covenants. We currently believe that we will be in compliance with the covenants in the credit agreement through 2004.

Our management believes that borrowings under the credit agreement, together with available cash and internally generated funds, will be sufficient to fund our cash obligations for the ensuing twelve months as required by the credit agreement and the QD LLC Notes.

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report along with other documents that are publicly disseminated by the Company and oral statements that are made on behalf of the Company contain or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. All statements included in this report and in any subsequent filings made by the Company with the Securities and Exchange Commission, other than statements of historical fact, that address activities, events or developments that the Company or management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent the Company’s reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause the Company’s actual results and financial position to differ materially. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of the plans and objectives of the Company and its management, (iii) statements of expected future economic performance and (iv) assumptions underlying statements regarding our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “seeks,” “plans,” “intends,” “anticipates,” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks and other factors identified in the Company’s Registration Statement on Form S-1, as amended (No. 333-108344) which was declared effective on November 6, 2003 and the additional factors set forth below:

Substantial Leverage - We are highly leveraged, which may restrict our ability to fund or obtain financing for working capital, capital expenditures and general corporate purposes, making us more vulnerable to economic downturns, competition and other market pressures.

Ability To Extend Revolver Maturity Under Credit Agreement - Our revolving credit agreement becomes due in November 2009 and there are no assurances that we will be able to refinance this obligation. Our liquidity would be materially adversely affected if we did not have borrowing availability under a revolving credit facility and had to rely solely on our cash flow from operating activities.

Economic Factors - The trucking industry has historically been viewed as a cyclical industry due to various economic factors over which we have no control such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, including changes in fuel taxes, changes in license and regulation fees, toll increases, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements.

Dependence on Affiliates and Owner-Operators - A reduction in the number of affiliates or owner-operators whether due to capital requirements or the expense of obtaining or maintaining equipment or otherwise could have a material adverse impact on our operations and profitability. Likewise, a continued reduction in our freight revenue rates could lessen our ability to attract and retain owner-operators, affiliates and company drivers.

Regulation - We are regulated by the United States Department of Transportation (“DOT”) and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, safety, financial reporting, and certain mergers, consolidations and acquisitions. The trucking industry is also subject to regulatory and legislative changes (such as increasingly stringent environmental regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by affecting the cost of providing services. A determination by regulatory authorities that we violated applicable laws or regulations could materially adversely affect our business and operating results.

Environmental Risk Factors - We have material exposure to both changing environmental regulations and increasing costs relating to environmental compliance. While we make significant expenditures relating to environmental compliance each year, there can be no assurance that environmental issues will not have a material adverse effect on us.

Claims Exposure - We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5 million dollars per incident for auto liability and $1 million dollars for workers’ compensation for periods after September 15, 2002. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. We are subject to changing conditions and pricing in the insurance marketplace and there can be no assurance that the cost or availability of various types of insurance may not change dramatically in the future. To the extent these costs cannot be passed on by increased freight rates or surcharges, increases in insurance cost could reduce our future profitability.

Litigation and Investigations – New information and additional issues may come to the attention of our Audit Committee and its outside advisors in connection with the irregularities at Power Purchasing, Inc. described herein. Further, the final outcome of state regulatory investigations into the insurance irregularities and any other governmental investigations or legal proceedings initiated against us and the reaction of our lenders, investors, drivers and affiliate owner-operators to the insurance irregularities and restatements has not been determined and could have a material adverse effect on our results of operations and profitability.

Future War/Anti-Terrorism Measures - In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. Such existing measures and future measures may have significant costs which a motor carrier, such as us, is required to bear. In addition, war or risk of war may also have adverse effect on the economy and our business and on our ability to raise capital if the financial markets are impacted.

Other important factors that could cause our actual results to be materially different from the forward-looking statements include general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes primarily through our variable-rate borrowings under QD LLC’s credit facility. Interest rates for the revolving credit facility are based, at QD LLC’s option, on either the administrative agent’s base rate plus 2.50% or upon the Eurodollar rate plus 3.50%, and interest rates for the term loan are based, at QD LLC’s option, upon the administrative agent’s base rate plus 2.0% or upon the Eurodollar rate plus 3.0% in each case subject to reductions in the applicable margins for the revolving credit facility and term loan only if we reduce our total consolidated leverage below certain levels. Additionally, we have $7.5 million of floating interest rate subordinated term notes with interest rates of LIBOR plus 4.81%. At March 31, 2004, a 10% increase change in the current per annum interest rate would result in $0.2 million additional interest expense.

We may incur economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar. A 10% adverse change in foreign currency exchange rates would not have a material impact on our results of operation. At March 31, 2004, we had no active foreign currency hedge agreements.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2004, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4 — CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. As of the end of the first quarter, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures are effective.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures, including our internal controls and procedures for financial reporting, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As discussed in Item 9A. “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, a material weakness was identified during 2003 in connection with the irregularities discovered at PPI. The Company has continued the process of identifying, evaluating and implementing corrective actions, where required, to improve the effectiveness of its disclosure controls and procedures. The Company has adopted a formal plan to transfer all accounting functions and accounting systems of PPI to its corporate accounting department in Tampa, Florida by June 30, 2004. During the transition, a member of the Company’s corporate accounting staff continues to be responsible for PPI’s monthly financial reporting.

There have been no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation. In addition, there have been no changes in the Company’s internal control over financial reporting that have occurred during the Company’s most recent fiscal quarter other than the continuing impact of the corrective actions discussed above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

On February 24, 2004, the first of three putative class action lawsuits, Meigs v. Quality Distribution, Inc., et al., was filed in the United States District Court for the Middle District of Florida, Tampa Division, against the Company, Thomas L. Finkbiner, the Company’s President, Chief Executive Officer and Chairman of the Board, and Samuel M. Hensley, the Company’s Senior Vice President and Chief Financial Officer. The plaintiff purports to represent a class of purchasers of the Company’s common stock traceable to its November 6, 2003, initial public offering. The complaint alleges that, in connection with the IPO, the Company filed a registration statement with the Securities and Exchange Commission that incorporated a materially false or misleading prospectus. Specifically, the complaint alleges that the prospectus materially overstated the Company’s financial results for the years ended December 31, 2001, December 31, 2002, and the nine months ended September 30, 2003. In addition, the complaint alleges that these financial statements were not prepared consistently with generally accepted accounting principles. Accordingly, it asserts causes of action (and seeks unspecified damages) against all defendants based on the alleged violation of Section 11 of the Securities Act of 1933, and against Mr. Finkbiner and Mr. Hensley as “control persons,” under the Act’s Section 15, by virtue of their positions at the Company.

The second suit, Steamfitters Local 449 Pension & Retirement Security Funds v. Quality Distribution, Inc., et al., was filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, on March 26, 2004. In addition to the Company, Mr. Finkbiner and Mr. Hensley, the suit names as defendants the other signatories to the registration statement, namely Company directors Anthony R. Ignaczak, Joshua J. Harris, Michael D. Weiner, Marc J. Rowan, Marc E. Becker, and Donald C. Orris, and three of the Company’s IPO underwriters, Credit Suisse First Boston LLC, Bear, Stearns & Co., Inc., and Deutsche Bank Securities Inc. The Steamfitters complaint alleges substantially identical facts to those in the Meigs complaint and also includes the same causes of action, plus an additional claim for rescission or damages based on an alleged violation of Section 12 of the Securities Act of 1933. On April 28, the defendants removed the action to the United States District Court for the Middle District of Florida, where Meigs was already pending. Plaintiff in Steamfitters has until May 28, 2004, to seek to remand the case to state court.

Cochran v. Quality Distribution, Inc., et al., was filed in the United States District Court for the Middle District of Florida on April 15, 2004. The complaint is substantially identical to that in Meigs, naming the same defendants and asserting the same claims based on the same allegations. On April 23, 2004, plaintiff sought to consolidate her action with Meigs and to be named lead plaintiff in the consolidated case. Another plaintiff, Jemmco Investments Management LLC, has also sought to be named lead plaintiff in Meigs.

All three complaints’ allegations stem from the disclosures in a Form 8-K that the Company filed on February 2, 2004, stating that the Company had discovered irregularities at Power Purchasing, Inc., a non-core subsidiary that, through its subsidiary, American Transinsurance Group, Inc. (collectively, “PPI”), primarily assists independent contractors in obtaining various lines of insurance, for which PPI derives fees as an insurance broker. The 8-K stated that the irregularities resulted from unauthorized actions by PPI’s former vice president and would result in a restatement of the Company’s financial statements. While three class actions lawsuits have thus far been served on QDI regarding the above matters, plaintiffs may file additional complaints and/or an Amended and Consolidated Complaint. The Company will timely respond to all complaints and expects that the individual defendants will do the same. The Company carries management liability and company reimbursement insurance policies for the relevant period, which provide for aggregate coverage of $20 million, and has notified the insurance carriers of the lawsuits. The carriers have not yet confirmed or denied coverage, and the Company makes no comment as to whether the insurance will be sufficient to cover all alleged damages claimed by plaintiffs against the Company.

On May 13, 2004, a complaint, Quality Food Grade Carriers, Inc., et ano. v. Quality Carriers, Inc. and Thomas Finkbiner, et al., was filed in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, against Quality Carriers, Inc., a wholly-owned subsidiary of the Company (“QCI”) and Thomas L. Finkbiner, QCI’s President and Chief Executive Officer. The complaint in that action alleges that QCI (i) breached a series of purported agreements with plaintiffs to pursue jointly a food transportation business; (ii) fraudulently induced the agreements because it intended to sell its food distribution business at the time it executed the agreements; (iii) converted plaintiffs’ assets, including trucks, trailers, tools, truck parts and other materials; and (iv) misappropriated Quality Food’s corporate name and credit. The complaint seeks unspecified damages exceeding $30 million. The Company believes that the complaint’s allegations are meritless, and it intends to contest the action vigorously.

There can also be no assurance that the litigation described above will not have a material adverse effect on the Company.

In addition to the above lawsuit and those items disclosed under Footnote 6 to our condensed consolidated financial statements contained herein, “Commitments and Contingencies – Environmental Matters,” we are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/04 – 1/31/04	—		—		—	—
2/1/04 – 2/29/04	—		—		—	—
3/1/04 – 3/31/04	1,412	(1)	$17.00	(1)	—	—
Total	1,412		$17.00		—	—

(1)	All 1,412 shares purchased in March 2004 were unregistered securities purchased from the Company’s 401(k) Plan. These shares were credited to employees’ accounts in 2001 and are repurchased from each employee upon liquidation of the employee’s 401(k) account.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the quarter ended March 31, 2004, the Company filed the following report on Form 8-K:

Date	Other Information Reported
02/02/04	Release announcing investigation and irregularities at PPI

03/29/04	Release announcing fourth quarter and year ended 2003 results.

No financial statements were filed with the above reports.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

May 17, 2004	/S/ THOMAS L. FINKBINER
THOMAS L. FINKBINER, PRESIDENT AND
CHIEF EXECUTIVE OFFICER
(DULY AUTHORIZED OFFICER)

May 17, 2004	/S/ SAMUEL M. HENSLEY
SAMUEL M. HENSLEY, SENIOR VICE
PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)