Form 10-Q
period 2004-06-30
QUALITY DISTRIBUTION INC
filed 2004-08-16
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2004
Common Stock (no par value per share)	18,995,701

QUALITY DISTRIBUTION, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - In 000’s)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,355	$955
Accounts receivable, net of allowance of $7,771 and $6,893	86,575	74,944
Current maturities of notes receivable from affiliates	1,335	676
Prepaid expenses	3,921	3,566
Prepaid tires	7,960	7,978
Other	2,247	2,055

Total current assets	103,393	90,174
Property and equipment, net of accumulated depreciation of $187,674 and $203,816	130,392	137,961
Goodwill	131,363	131,232
Intangibles, net	1,497	1,402
Notes receivable from affiliates	741	1,051
Other assets	9,268	9,871

Total assets	$376,654	$371,691

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$1,630	$1,759
Accounts payable	20,664	18,988
Affiliates and independent owner-operators payable	10,790	7,319
Accrued expenses	60,693	54,242
Income taxes payable	339	518

Total current liabilities	94,116	82,826
Long-term indebtedness, less current maturities	273,550	272,750
Environmental liabilities	20,771	19,689
Other non-current liabilities	12,457	13,712
Deferred tax liability	1,462	1,552

Total liabilities	402,356	390,529
Commitments and contingencies (Note 6)
Minority interest in subsidiary	1,833	1,833
Stockholders’ deficit:
Common stock, no par value; 29,000 authorized, 19,113 issued at June 30, 2004 and 19,080 issued at December 31, 2003	356,091	356,078
Treasury stock, 113 and 111 shares at June 30, 2004 and December 31, 2003, respectively	(1,310)	(1,258)
Accumulated deficit	(176,469)	(169,569)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(14,670)	(14,689)
Stock purchase warrants	73	86
Stock subscriptions receivable	(1,661)	(1,730)

Total stockholders’ deficit	(27,535)	(20,671)

Total liabilities, minority interest and stockholders’ deficit	$376,654	$371,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — In 000’s, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
				(Restated)
Operating revenues:
Transportation	$132,771	$121,813	$260,628	$236,622
Other service revenues	18,009	17,758	36,422	35,349
Fuel surcharge	6,649	4,061	11,564	8,676

Total operating revenues	157,429	143,632	308,614	280,647
Operating expenses:
Purchased transportation	106,269	90,134	207,043	174,066
Compensation	15,651	14,934	30,200	31,386
Fuel, supplies and maintenance	9,558	9,874	19,100	20,601
Depreciation and amortization	5,874	7,630	11,894	15,124
Selling and administrative	7,638	3,181	11,379	6,294
Insurance	11,260	5,141	15,588	9,263
PPI professional fees	811	—	4,053	—
Other operating expenses	2,578	3,197	5,321	5,779

Operating income (loss)	(2,210)	9,541	4,036	18,134
Interest expense	5,395	6,314	10,612	12,958
Foreign currency transaction loss	—	937	—	937
Other expense (income)	126	(21)	154	(45)

Income (loss) before taxes	(7,731)	2,311	(6,730)	4,284
Provision for income taxes	131	102	170	240

Net income (loss)	(7,862)	2,209	(6,900)	4,044
Distributions to minority interest/preferred stock dividends and accretions	—	(2,272)	—	(4,463)

Net loss attributable to common stockholders	$(7,862)	$(63)	$(6,900)	$(419)

Per share data:
Net loss per common share – basic	$(0.42)	$(0.02)	$(0.37)	$(0.13)

Net loss per common share – diluted	$(0.42)	$(0.02)	$(0.37)	$(0.13)

Weighted average number of shares – basic	18,915	3,337	18,900	3,337
Weighted average number of shares – diluted	18,915	3,337	18,900	3,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In 000’s)

	Six months ended June 30,
	2004	2003
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(6,900)	$4,044
Adjustments for non-cash charges	13,190	20,308
Changes in assets and liabilities	(2,230)	(12,695)

Net cash provided by operating activities	4,060	11,657

Cash flows from investing activities:
Capital expenditures	(4,277)	(3,836)
Acquisition of assets	(781)	—
Proceeds from asset dispositions	363	765

Net cash used in investing activities	(4,695)	(3,071)

Cash flows from financing activities:
Net draws (payments) on the revolver	1,500	(7,000)
Payments of debt obligations	(830)	(1,532)
Deferred financing fees	(369)	—
Increase in bank overdraft	619	1,814
Other	17	236

Net cash provided by (used in) financing activities	937	(6,482)

Net increase in cash	302	2,104
Effect of exchange rate changes on cash	98	(533)
Cash, beginning of period	955	661

Cash, end of period	$1,355	$2,232

Supplemental disclosures of non-cash activities:
Preferred stock accretions	$—	$4,386

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

The accompanying unaudited condensed, consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. For further information, refer to the Quality Distribution, Inc. Annual Report on Form 10-K for the year ended December 31, 2003, including the consolidated financial statements and accompanying notes.

Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

PPI Restatement

As previously disclosed in Note 1. “Business Organization – PPI Irregularities” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K, amounts for the six months ended June 30, 2003 reflect adjustments relating to matters at Power Purchasing, Inc., a non-core insurance subsidiary. On February 2, 2004, we filed a Form 8-K with the Securities and Exchange Commission disclosing that we had discovered irregularities at Power Purchasing, Inc. Power Purchasing, Inc., through its subsidiary American Transinsurance Group, Inc. (collectively, “PPI”), primarily assists independent contractors in obtaining various lines of insurance for which PPI derives fees as an insurance broker. The irregularities resulted from unauthorized actions by the former vice president of PPI, including failing to obtain or renew certain insurance policies for PPI’s customers yet continuing to collect premiums in violation of state insurance laws. The Company concluded that the irregularities affected the results of all periods since and including 1998.

As a result of our investigation noted above, the Company recorded $11.8 million of adjustments through June 30, 2003. In total, the Company recorded $23.4 million of adjustments through December 31, 2003 to write-off uncollectible receivables, to establish reserves for lines of coverage the Company was providing that had no underlying third-party insurance, to record expenses for claims paid during the year and to accrue an estimate for costs relating to the state insurance regulatory proceedings. The restatement of previously issued financial statements increased the Company’s net loss and basic and diluted net loss per share by approximately $2.2 million and $0.67, respectively, in the six months ended June 30, 2003.

Accordingly, the Company has restated herein the financial statements for the six months ended June 30, 2003 previously contained in the Company’s Registration Statement on Form S-1 (No. 333-108344) and amendments thereto. The quarterly reports on Form 10-Q previously filed by us or QD LLC and the financial statements included in the Registration Statement on Form S-1 (No. 333-108344) and amendments thereto filed by the Company in connection with the initial public offering of shares of the Company’s common stock, relating to these periods should no longer be relied upon.

The following table summarizes the impact of the corrections to the statements of operations for the six months ended June 30, 2003 (in thousands):

Statement of Operations Data:

	For the six months ended June 30, 2003
	As reported	Restatement	Restated
Other service revenue	$35,074	$275	$35,349
Total operating revenue	280,372	275	280,647
Insurance expense	6,758	2,505	9,263
Operating income	20,364	(2,230)	18,134
Income before taxes	6,514	(2,230)	4,284
Net income	6,274	(2,230)	4,044

Goodwill and Intangible Assets

The Company uses the provisions of FAS 142, “Goodwill and Other Intangible Assets” to account for its goodwill and intangibles. Under FAS 142, goodwill is subject to an annual impairment test as well as impairment assessments of triggering events. FAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill. The implementation of FAS 142 required the use of judgments, estimates and assumptions in the identification of reporting units and the determination of fair market value and impairment amounts related to the required testing. The Company has three reporting units: transportation operations, insurance operations and Mexican operations. The Company allocated the goodwill to the transportation operations as it mainly resulted from the acquisition of Chemical Leaman Corporation in 1998.

The Company selected the second quarter to perform its annual impairment test. The Company used a combination of discounted cash flows and valuation of its capital structure to estimate the fair value. Projections for future cash flows were based on recent operating trends of the Company. No impairment was determined to have occurred as of June 30, 2004, since the calculated fair value exceeded the carrying amount. The factors used in deriving the estimate of the fair value included improving economic conditions and increasing revenues during 2004. Additionally, the Company consummated an initial public offering of its common stock in November 2003, favorably restructuring the Company’s debt and capital structure.

Intangible assets consist of a pension plan related intangible asset, non-compete agreements with lives ranging from 1 – 10 years, and customer lists and customer contracts with lives of 5 years. Accumulated amortization of intangible assets was $0.2 million and $0.1 million at June 30, 2004 and December 31, 2003, respectively. The gross amount of intangible assets at June 30, 2004 and December 31, 2003 was $1.6 million and $1.5 million, respectively.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance in determining (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (or other existing authoritative guidance) or, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. Adoption of this standard during the first quarter of 2004 did not have a material impact on the Company’s financial reporting.

In May 2003, the Emerging Issues Task Force issued Consensus No. 03-6, “Participating Securities and the Two-class Method under FASB No. 128, Earnings Per Share” (“EITF 03-6”). EITF 03-6 considers how a participating security should be defined for purposes of applying paragraphs 60 and 61 of FASB Statement No. 128, and whether paragraph 61 of FASB Statement No. 128 requires an entity to use the two-class method in computing EPS based on the presence of a participating security, regardless of the characteristics of that participating security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have a material impact on the Company’s financial reporting.

2.	COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
				(Restated)
Net income (loss)	$(7,862)	$2,209	$(6,900)	$4,044
Other comprehensive income:
Foreign currency translation adjustments	(15)	(464)	19	158

Comprehensive income (loss)	$(7,877)	$1,745	$(6,881)	$4,202

3.	EARNINGS PER SHARE:

The June 30, 2004 common shares outstanding include 7,875,000 shares issued in November 2003 in connection with the Company’s initial public offering and 7,654,235 shares issued in November 2003 in connection with the conversion of all of the Company’s 13.75% Mandatorily Redeemable Preferred Stock to common stock.

For the three and six months ended June 30, 2004 and 2003, 2,088,000 and 106,000 options, respectively, were not included in the calculation as the exercise of these options would have had an anti-dilutive effect on the earnings per share calculation. For the three and six months ended June 30, 2004 and 2003, 265,000 and 291,000 warrants, respectively, were not included in the calculation as the exercise of these warrants would have had an anti-dilutive effect on the earnings per share calculation. For the three and six months ended June 30, 2004 and 2003, 86,000 and 0 shares of restricted stock, respectively, were not included in the calculation as these shares would have had an anti-dilutive effect on the earnings per share calculation.

4.	STOCK-BASED COMPENSATION:

The Company uses Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” and the related interpretations to account for its stock option plans. No compensation cost has been recorded at the grant dates, as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. The Company adopted the disclosure provisions of FAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure – and amendment of FAS 123, ‘Accounting for Stock-Based Compensation,’” for disclosure purposes in 2002.

The following table illustrates the effect on net earnings if the Company had recognized compensation expense upon issuance of the options (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
				(Restated)
Net loss attributable to common stockholders as reported	$(7,862)	$(63)	$(6,900)	$(419)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $0 for all periods	(406)	(38)	(861)	(76)

Pro forma net loss attributable to common stockholders	$(8,268)	$(101)	$(7,761)	$(495)

Loss per common share:
As reported – basic	$(0.42)	$(0.02)	$(0.37)	$(0.13)

Pro forma – basic	$(0.44)	$(0.03)	$(0.41)	$(0.15)

As reported – diluted	$(0.42)	$(0.02)	$(0.37)	$(0.13)

Pro forma – diluted	$(0.44)	$(0.03)	$(0.41)	$(0.15)

5.	EMPLOYEE BENEFIT PLANS

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

The components of net periodic pension cost are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Service cost	$69	$69	$138	$138
Interest cost	687	705	1,373	1,411
Expected return on plan assets	(439)	(334)	(879)	(669)

Net periodic pension cost	$317	$440	$632	$880

During April 2004, new legislation, the Pension Funding Equity Act, was enacted allowing companies to use higher-yield corporate bond rates instead of Treasury bonds to calculate their pensions’ projected assets. Utilizing the new formula, the Company reduced its estimate of expected contributions to $4.2 million during fiscal 2004. The company had paid $1.7 million as of June 30, 2004.

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

Facility managers are responsible for environmental compliance at each operating location. Self-audits conducted by our internal staff are required to assess operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities and waste management. We may also contract with an independent environmental consulting firm to conduct periodic, unscheduled, compliance assessments which focus on conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. Our staff includes environmental experts who develop policies and procedures, including periodic audits of our terminals, tank cleaning facilities, and historic operations, in an effort to avoid circumstances that could lead to future environmental exposure.

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

In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site. In October 1998, the EPA issued an administrative order that requires CLC to implement the EPA’s wetlands remedy. A remedial design for this remedy has been approved by the EPA and the State of New Jersey. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. CLC finalized a consent decree on March 16, 2001 with the state and federal trustees and has resolved the natural resource damages claims. In addition, the EPA has investigated contamination in site soils. However, no decision has been made as to the extent of soil remediation to be required, if any. The Company estimates the range of possible expenditures for this site is $11.4 million to $18.4 million.

WEST CALN TOWNSHIP, PA. The EPA has alleged that CLC disposed of hazardous materials at the William Dick Lagoons Superfund Site in West Caln, Pennsylvania. On October 10, 1995, CLC entered into a Consent Decree with the EPA, which contains these elements: (1) payment to the EPA for installation of an alternate water line to provide water to affected area residents; (2) performance of an interim groundwater remedy at the site; and (3) soil remediation. US v. Chemical Leaman Tank Lines, Inc., Civil Action No. 95-CV-4264 (RJB) (E.D. Pa.). During the quarter ended June 30, 2004, the extent of contaminated soils was expanded requiring more extensive remediation than previously projected. In response, the Company increased its reserves for this site by $4.1 million. The Company’s increased estimate of the range of possible expenditures for this site is $7.4 million to $8.2 million.

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

OTHER OWNED PROPERTY REMEDIATION. CLC is also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including its facility in Tonawanda, New York, its former facility in Putnam County, West Virginia, and its facility in Charleston, West Virginia. As a result of our acquisition of CLC, we identified other owned or formerly owned properties that may require investigation and/or remediation, including properties currently subject to the New Jersey Industrial Sites Recovery Act (“ISRA”) cleanup requirements. CLC’s involvement at some of the above referenced sites could amount to material liabilities, and there can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material. The Company estimates the range of possible expenditures for these sites is $3.1 million to $7.2 million.

OTHER ENVIRONMENTAL MATTERS. CLC has been named as a potentially responsible party (“PRP”) under CERCLA and similar state laws at approximately 37 other sites including the Helen Kramer Landfill Site where CLC previously settled its liability. In general, CLC is among several PRP’s named at these sites. The Company estimates the range of possible expenditures for these sites is $1.2 million to $3.8 million.

RESERVES. As of June 30, 2004 and December 31, 2003, the Company had reserves in the amount of $29.9 million and $29.2 million for all environmental matters discussed above.

Litigation

On February 24, 2004, a putative class action lawsuit titled, Meigs v. Quality Distribution, Inc., et al., was filed in the United States District Court for the Middle District of Florida, Tampa Division, against the Company, Thomas L. Finkbiner, the Company’s President, Chief Executive Officer and Chairman of the Board, and Samuel M. Hensley, the Company’s Senior Vice President and Chief Financial Officer. The plaintiff purports to represent a class of purchasers of the Company’s common stock traceable to its November 2003 initial public offering. The complaint alleges that, in connection with the IPO, the Company filed a registration statement with the SEC that incorporated a materially false or misleading prospectus. Specifically, the complaint alleges that the prospectus materially overstated the Company’s financial results for the years ended December 31, 2001, December 31, 2002, and the nine months ended September 30, 2003. In addition, the complaint alleges that these financial statements were not prepared consistently with generally accepted accounting principles.

Accordingly, it asserts claims (and seeks unspecified damages) against all defendants based on the alleged violations of Section 11 of the Securities Act of 1933 and against Mr. Finkbiner and Mr. Hensley as “control persons,” under the Securities Act’s Section 15 by virtue of their positions at the Company.

On May 11, 2004, the Court consolidated Meigs with a substantially identical action titled Cochran v. Quality Distribution, Inc., also pending in the United States District Court for the Middle District of Florida.

On June 28, 2004, the Court appointed Jemmco Investment Management LLC as lead plaintiff under the Private Securities Litigation Reform Act of 1995. Plaintiffs must file a consolidated amended complaint on or before August 27, 2004.

A second suit, Steamfitters Local 449 Pension & Retirement Security Funds v. Quality Distribution, Inc., et al., was filed in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, on March 26, 2004. In addition to the Company, Mr. Finkbiner and Mr. Hensley, the suit names as defendants the other signatories to the registration statement, namely Company directors Anthony R. Ignaczak, Joshua J. Harris, Michael D. Weiner, Marc J. Rowan, Marc E. Becker, and Donald C. Orris, and three of the Company’s IPO underwriters, Credit Suisse First Boston LLC, Bear, Stearns & Co., Inc., and Deutsche Bank Securities Inc. The Steamfitters complaint alleges substantially identical facts to those in the Meigs complaint and also includes the same claims, plus an additional claim for rescission or damages based on an alleged violation of Section 12 of the Securities Act.

On April 28, 2004, the defendants removed the action to the United States District Court for the Middle District of Florida, where Meigs was already pending. On May 28, 2004, Steamfitters moved to remand the case to state court. On June 25, 2004, the court remanded the case to state court. Defendants filed a notice of appeal of the court’s remand order on July 23, 2004. Plaintiff moved to dismiss the appeal for lack of jurisdiction on August 6, 2004. That motion is currently being briefed to the Eleventh Circuit. The parties have agreed that the defendants’ response to the complaint is currently due on or before October 31, 2004.

The actions’ allegations stem from the disclosures in a Form 8-K that the Company filed on February 2, 2004, stating that the Company had discovered irregularities at Power Purchasing, Inc., a non-core subsidiary that, through its subsidiary, American Transinsurance Group, Inc. (collectively, “PPI”), primarily assists independent contractors in obtaining various lines of insurance, for which PPI derives fees as an insurance broker. The 8-K stated that the irregularities resulted from unauthorized actions by PPI’s former vice president and would result in a restatement of the Company’s financial statements. The Company will timely respond to all complaints and expects that the individual defendants will do the same. The Company carries management liability and company reimbursement insurance policies for the relevant period, which provide for aggregate coverage of $20 million, and has notified the insurance carriers of the lawsuits. The carriers have not yet confirmed or denied coverage, and the Company makes no comment as to whether the insurance will be sufficient to cover all alleged damages claimed by plaintiffs or any as yet unasserted claims by others against the Company. These cases are at an early stage, and it is therefore impossible to determine the likelihood of any outcome or the amount or range of any loss or possible loss, if any.

On May 13, 2004, a complaint styled Quality Food Grade Carriers, Inc., et al. v. Quality Carriers, Inc., et al., No. 04-4515, was filed in the Circuit Court for the Sixth Judicial Circuit in and for Hillsborough County, Florida, naming as defendants Quality Carriers, Inc., (“QCI”), the Company’s wholly-owned subsidiary, and Thomas L. Finkbiner, QCI’s President and Chief Executive Officer. The complaint alleges (among other things) that QCI (i) breached a series of purported agreements with plaintiffs to pursue jointly a food transportation business; (ii) fraudulently induced the agreements because it intended to sell its food distribution business at the time it executed the agreements; (iii) converted plaintiffs’ assets, including trucks, trailers, tools, truck parts and other materials; and (iv) misappropriated Quality Food’s corporate name and credit. The complaint seeks unspecified damages exceeding $30 million. QCI filed a motion to dismiss the complaint on May 27, 2004, and no hearing date for the motion has been set. On July 19, 2004, the plaintiffs filed an amended complaint containing substantially identical allegations and adding counts seeking equitable relief for the return of a laptop computer containing plaintiffs’ financial records and an injunction against Quality Distribution’s alleged use of plaintiffs’ names to obtain credit. The Company believes that the complaint’s allegations are meritless, and it intends to contest the action vigorously. This case is at an early stage, and it is therefore impossible to determine the likelihood of any outcome or the amount or range of any loss or possible loss, if any.

There can be no assurance that the actions described above will not have a material adverse effect on the Company.

The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no such routine litigation currently pending against it, if adversely determined, would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

PPI Investigation

In connection with the irregularities discovered at PPI, the Company anticipates paying costs relating to state insurance regulatory proceedings. The Company accrued $2.7 million as its estimate of these potential charges based on information available at such time, which is subject to change as more information is obtained. Additionally, during the three and six months ended June 30, 2004, the Company recorded $0.8 million and $4.1 million, respectively, in accounting and legal fees relating to the investigation at PPI, which are recorded in PPI professional fees.

7.	GEOGRAPHIC SEGMENTS

The Company’s operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company’s operations in different geographic areas for the three and six months ended June 30, 2004 and 2003, is as follows (in thousands):

	Three months ended June 30, 2004
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$145,612	$11,817	$—	$157,429
Operating income (loss)	(3,952)	1,742	—	(2,210)
Identifiable assets	345,942	43,232	(12,520)	376,654
Depreciation and amortization	5,154	720	—	5,874
Capital expenditures	2,741	9	—	2,750

	Three months ended June 30, 2003
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$136,470	$7,162	$—	$143,632
Operating income	8,603	938	—	9,541
Depreciation and amortization	7,044	586	—	7,630
Capital expenditures	1,152	514	—	1,666

	Six months ended June 30, 2004
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$286,629	$21,985	$—	$308,614
Operating income	1,210	2,826	—	4,036
Identifiable assets	345,942	43,232	(12,520)	376,654
Depreciation and amortization	10,467	1,427	—	11,894
Capital expenditures	5,037	21	—	5,058

	Six months ended June 30, 2003
	(Restated)
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$271,326	$9,321	$—	$280,647
Operating income	17,203	931	—	18,134
Depreciation and amortization	14,124	1,000	—	15,124
Capital expenditures	3,322	514	—	3,836

	As of December 31, 2003
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Identifiable assets	364,608	19,796	(12,713)	371,691

8.	SUBSEQUENT EVENTS

On July 13, 2004, the Company sold certain assets of PPI including accounts, customer lists, client lists and insurance contracts. These assets were related to the business of offering insurance to individuals who are not owner-operators, affiliates and fleet owners doing business regularly with the Company (“QDI Persons”). The sales price was $0.6 million with $0.5 million paid at closing and the remaining $0.1 million to be paid in equal monthly installments over twelve months. The Company may receive an additional amount of up to $0.4 million in September of 2006 based on the excess of the buyer’s annual revenues from this business, as defined in the sales document, over $0.5 million.

For the retained business, which encompasses the on-going transactions with QDI Persons, the Company entered into a three-year outsourcing agreement whereby the outside insurance brokerage company shall provide the administrative responsibilities for insurance-related services offered to QDI Persons. The Company will receive a percentage of certain commissions, underwriting profits, administrative and other defined revenues related to the outsourced administrative responsibilities for insurance-related services. The Company is retaining certain assets and liabilities of PPI including the reserves established on the uninsured policies identified during the investigation of irregularities at PPI.

Additionally, on August 15, 2004, the Company sold its orange juice transportation operations.

9.	GUARANTOR SUBSIDIARIES:

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

The following condensed consolidating financial information for the Company, QD LLC and combined guarantor subsidiaries presents:

1. Balance Sheets as of June 30, 2004 and December 31, 2003.

2. Statements of Operations for the three months ended June 30, 2004 and June 30, 2003.

3. Statements of Operations for the six months ended June 30, 2004 and June 30, 2003.

4. Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003.

5. Elimination entries necessary to consolidate the parent company and all its subsidiaries.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2004

(In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,097	$258	$—	$1,355
Accounts receivable, net	—	—	86,238	337	—	86,575
Current maturities of notes receivable from affiliates	—	—	1,335	—	—	1,335
Prepaid expenses	—	—	3,772	149	—	3,921
Prepaid tires	—	—	7,805	155	—	7,960
Other	—	—	2,202	45	—	2,247

Total current assets	—	—	102,449	944	—	103,393
Property and equipment, net	—	—	124,716	5,676	—	130,392
Goodwill	—	—	131,363	—	—	131,363
Intangibles, net	—	—	1,497	—	—	1,497
Notes receivable from affiliates	—	—	741	—	—	741
Other assets	—	100,000	9,265	3	(100,000)	9,268
Investment in subsidiaries	(11,365)	147,625	—	—	(136,260)	—

Total assets	$(11,365)	$247,625	$370,031	$6,623	$(236,260)	$376,654

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,630	$—	$—	$—	$1,630
Accounts payable	—	—	20,664	—	—	20,664
Intercompany	16,170	(16,190)	10,044	(10,024)	—	—
Affiliates and independent owner-operators payable	—	—	10,792	(2)	—	10,790
Accrued expenses	—	—	60,499	194	—	60,693
Income taxes payable	—	—	(655)	994	—	339

Total current liabilities	16,170	(14,560)	101,344	(8,838)	—	94,116
Long-term indebtedness, less current maturities	—	273,550	—	—	—	273,550
Environmental liabilities	—	—	20,771	—	—	20,771
Other non-current liabilities	—	—	112,457	—	(100,000)	12,457
Deferred tax liability	—	—	(1,479)	2,941	—	1,462

Total liabilities	16,170	258,990	233,093	(5,897)	(100,000)	402,356
Minority interest in subsidiary	—	—	1,833	—	—	1,833
Stockholders’ equity (deficit):
Common stock	356,091	176,122	91,342	15,127	(282,591)	356,091
Treasury stock	(1,310)	—	—	—	—	(1,310)
Accumulated (deficit) retained earnings	(176,469)	16,772	56,694	(813)	(72,653)	(176,469)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(14,670)	(14,670)	(12,931)	(1,739)	29,340	(14,670)
Stock purchase warrants	73	—	—	—	—	73
Stock subscriptions receivable	(1,661)	—	—	—	—	(1,661)

Total stockholders’ equity (deficit)	(27,535)	(11,365)	135,105	12,520	(136,260)	(27,535)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(11,365)	$247,625	$370,031	$6,623	$(236,260)	$376,654

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

(In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$705	$250	$—	$955
Accounts receivable, net	—	—	74,959	(15)	—	74,944
Current maturities of notes receivable from affiliates	—	—	676	—	—	676
Prepaid expenses	—	—	3,474	92	—	3,566
Prepaid tires	—	—	7,812	166	—	7,978
Other	—	—	1,994	61	—	2,055

Total current assets	—	—	89,620	554	—	90,174
Property and equipment, net	—	—	131,381	6,580	—	137,961
Goodwill	—	—	131,232	—	—	131,232
Intangibles, net	—	—	1,402	—	—	1,402
Notes receivable from affiliates	—	—	1,051	—	—	1,051
Other assets	—	100,000	9,867	4	(100,000)	9,871
Investment in subsidiaries	(4,480)	153,838	—	—	(149,358)	—

Total assets	$(4,480)	$253,838	$364,553	$7,138	$(249,358)	$371,691

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,759	$—	$—	$—	$1,759
Accounts payable	—	—	18,988	—	—	18,988
Intercompany	16,191	(16,191)	9,543	(9,543)	—	—
Affiliates and independent owner-operators payable	—	—	7,312	7	—	7,319
Accrued expenses	—	—	54,130	112	—	54,242
Income taxes payable	—	—	(299)	817	—	518

Total current liabilities	16,191	(14,432)	89,674	(8,607)	—	82,826
Long-term indebtedness, less current maturities	—	272,750	—	—	—	272,750
Environmental liabilities	—	—	19,689	—	—	19,689
Other non-current liabilities	—	—	113,712	—	(100,000)	13,712
Deferred tax liability	—	—	(1,480)	3,032	—	1,552

Total liabilities	16,191	258,318	221,595	(5,575)	(100,000)	390,529
Minority interest in subsidiary	—	—	1,833	—	—	1,833
Stockholders’ equity (deficit):
Common stock	356,078	176,122	99,463	15,127	(290,712)	356,078
Treasury stock	(1,258)	—	—	—	—	(1,258)
Accumulated (deficit) retained earnings	(169,569)	23,676	54,593	(601)	(77,668)	(169,569)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(14,689)	(14,689)	(12,931)	(1,758)	29,378	(14,689)
Stock purchase warrants	86	—	—	—	—	86
Stock subscriptions receivable	(1,730)	—	—	—	—	(1,730)

Total stockholders’ equity (deficit)	(20,671)	(4,480)	141,125	12,713	(149,358)	(20,671)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(4,480)	$253,838	$364,553	$7,138	$(249,358)	$371,691

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004

(In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$131,164	$1,607	$—	$132,771
Other service revenues	—	—	17,766	243	—	18,009
Fuel surcharge	—	—	6,537	112	—	6,649

Total operating revenues	—	—	155,467	1,962	—	157,429
Operating expenses:
Purchased transportation	—	—	106,051	218	—	106,269
Compensation	—	—	15,085	566	—	15,651
Fuel, supplies and maintenance	—	—	9,011	547	—	9,558
Depreciation and amortization	—	—	5,510	364	—	5,874
Selling and administrative	—	—	7,608	30	—	7,638
Insurance	—	—	11,199	61	—	11,260
PPI professional fees	—	—	811	—	—	811
Other operating expenses	—	—	2,504	74	—	2,578

Operating income (loss)	—	—	(2,312)	102	—	(2,210)
Interest expense	—	5,347	—	48	—	5,395
Other (income) expense	—	—	106	20	—	126

Income (loss) before taxes	—	(5,347)	(2,418)	34	—	(7,731)
Provision (benefit) for income taxes	—	874	(774)	31	—	131

Income (loss) before equity in earnings of subsidiaries	—	(6,221)	(1,644)	3	—	(7,862)
Equity in earnings of subsidiaries	7,862	1,641	—	—	(9,503)	—

Net income (loss)	$(7,862)	$(7,862)	$(1,644)	$3	$9,503	$(7,862)

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003

(In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$119,849	$1,964	$—	$121,813
Other service revenues	—	—	17,442	316	—	17,758
Fuel surcharge	—	—	3,923	138	—	4,061

Total operating revenues	—		141,214	2,418	—	143,632
Operating expenses:
Purchased transportation	—	—	89,816	318	—	90,134
Compensation	—	—	14,242	692	—	14,934
Fuel, supplies and maintenance	—	—	9,242	632	—	9,874
Depreciation and amortization	—	—	7,200	430	—	7,630
Selling and administrative	—	—	3,100	81	—	3,181
Insurance	—	—	5,074	67	—	5,141
Other operating expenses	—	—	3,074	123	—	3,197

Operating income	—	—	9,466	75	—	9,541
Interest expense	311	5,932	—	71	—	6,314
Foreign currency transaction loss	—	—	937	—	—	937
Other income	—	—	(21)	—	—	(21)

Income (loss) before taxes	(311)	(5,932)	8,550	4	—	2,311
Provision (benefit) for income taxes	—	(3,983)	4,055	30	—	102

Income (loss) before equity in earnings of subsidiaries	(311)	(1,949)	4,495	(26)	—	2,209
Equity in earnings of subsidiaries	(2,520)	(4,469)	—	—	6,989	—

Net income (loss)	$2,209	$2,520	$4,495	$(26)	$(6,989)	$2,209

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004

(In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$257,644	$2,984	$—	$260,628
Other service revenues	—	—	35,965	457	—	36,422
Fuel surcharge	—	—	11,369	195	—	11,564

Total operating revenues	—		304,978	3,636	—	308,614
Operating expenses:
Purchased transportation	—	—	206,591	452	—	207,043
Compensation	—	—	29,084	1,116	—	30,200
Fuel, supplies and maintenance	—	—	18,061	1,039	—	19,100
Depreciation and amortization	—	—	11,174	720	—	11,894
Selling and administrative	—	—	11,306	73	—	11,379
Insurance	—	—	15,477	111	—	15,588
PPI professional fees	—	—	4,053	—	—	4,053
Other operating expenses	—	—	5,173	148	—	5,321

Operating income (loss)	—	—	4,059	(23)	—	4,036
Interest expense	—	10,514	—	98	—	10,612
Other expense (income)	(4)	—	130	28	—	154

Income (loss) before taxes	4	(10,514)	3,929	(149)	—	(6,730)
Provision (benefit) for income taxes	—	(1,721)	1,828	63	—	170

Income (loss) before equity in earnings of subsidiaries	4	(8,793)	2,101	(212)	—	(6,900)
Equity in earnings of subsidiaries	6,904	(1,889)	—	—	(5,015)	—

Net income (loss)	$(6,900)	$(6,904)	$2,101	$(212)	$5,015	$(6,900)

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003

(In 000’s)

(Restated)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$232,882	$3,740	$—	$236,622
Other service revenue	—	—	34,757	592	—	35,349
Fuel surcharge	—	—	8,431	245	—	8,676

Total operating revenues	—	—	276,070	4,577	—	280,647
Operating expenses:
Purchased transportation	—	—	173,460	606	—	174,066
Compensation	—	—	30,040	1,346	—	31,386
Fuel, supplies and maintenance	—	—	19,373	1,228	—	20,601
Depreciation and amortization	—	—	14,280	844	—	15,124
Selling and administrative	—	—	6,158	136	—	6,294
Insurance	—	—	9,145	118	—	9,263
Other operating expenses	—	—	5,548	231	—	5,779

Operating income	—	—	18,066	68	—	18,134
Interest expense	622	12,179	—	157	—	12,958
Foreign currency transaction loss	—	—	937	—	—	937
Other income	—	—	(45)	—	—	(45)

Income (loss) before taxes	(622)	(12,179)	17,174	(89)	—	4,284
Provision (benefit) for income taxes	—	(7,755)	7,937	58	—	240

Income (loss) before equity in earnings of subsidiaries	(622)	(4,424)	9,237	(147)	—	4,044
Equity in earnings of subsidiaries	(4,666)	(9,090)	—	—	13,756	—

Net income (loss)	$4,044	$4,666	$9,237	$(147)	$(13,756)	$4,044

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004

(In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6,900)	$(6,904)	$2,101	$(212)	$5,015	$(6,900)
Adjustments for non-cash charges	6,900	6,904	(6,792)	631	5,547	13,190
Changes in assets and liabilities	—	—	8,464	(132)	(10,562)	(2,230)

Net cash provided by operating activities	—	—	3,773	287	—	4,060

Cash flows from investing activities:
Capital expenditures	—	—	(4,256)	(21)	—	(4,277)
Acquisition of assets	—	—	(781)	—	—	(781)
Proceeds from asset dispositions	—	—	329	34	—	363

Net cash used in investing activities	—	—	(4,708)	13	—	(4,695)

Cash flows from financing activities:
Net draws on the revolver	—	1,500	—	—	—	1,500
Payments of debt obligations	—	(830)	—	—	—	(830)
Deferred financing fees	—	(369)	—	—	—	(369)
Increase in bank overdraft	—	—	619	—	—	619
Other	17	—	—	—	—	17
Net change in intercompany balances	(17)	(301)	799	(481)	—	—

Net cash used in financing activities	—	—	1,418	(481)	—	937

Net increase in cash	—	—	483	(181)	—	302
Effect of exchange rate changes on cash	—	—	(91)	189	—	98
Cash, beginning of period	—	—	705	250	—	955

Cash, end of period	$—	$—	$1,097	$258	$—	$1,355

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003

(In 000’s)

(Restated)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,044	$4,666	$9,237	$(147)	$(13,756)	$4,044
Adjustments for non-cash charges	(4,044)	(4,666)	29,724	1,255	(1,961)	20,308
Changes in assets and liabilities	—	—	(19,583)	(8,829)	15,717	(12,695)

Net cash provided by (used in) operating activities	—	—	19,378	(7,721)	—	11,657

Cash flows from investing activities:
Capital expenditures	—	—	(3,322)	(514)	—	(3,836)
Proceeds from other dispositions	—	—	506	259	—	765

Net cash used in investing activities	—	—	(2,816)	(255)	—	(3,071)

Cash flows from financing activities:
Net payments on the revolver	—	(7,000)	—	—	—	(7,000)
Payment of debt obligations	—	(1,532)	—	—	—	(1,532)
Decrease in bank overdraft	—	—	1,814	—	—	1,814
Other	—	11	225	—	—	236
Net change in intercompany balances	—	8,521	(17,050)	8,529	—	—

Net cash provided by (used in) financing activities	—	—	(15,011)	8,529	—	(6,482)

Net increase (decrease) in cash	—	—	1,551	553	—	2,104
Effect of exchange rate changes on cash	—	—	(428)	(105)	—	(533)
Cash, beginning of period	—	—	284	377	—	661

Cash, end of period	$—	$—	$1,407	$825	$—	$2,232

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

Overview

We operate the largest dedicated bulk tank truck network in North America based on bulk service revenues, and we believe we have twice the revenues of our closest competitor in our primary chemical bulk transport market. The bulk tank truck market in North America includes all items shipped by bulk tank truck carriers and consists primarily of the shipping of chemicals, gasoline and food-grade products. We transport a broad range of chemical products and provide our customers with value-added services, including intermodal, transportation management, transloading, tank cleaning, dry-bulk hauling, leasing and other logistics services. We extensively utilize third-party affiliate terminals and owner-operator drivers in our core bulk service network. Our non-asset based operations enable us to minimize our capital investments and increase the flexibility of our cost structure, while providing superior localized customer service. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including Dow Chemical Company, Procter & Gamble Company, E.I. Dupont and PPG Industries, and we provide services to each of the top 100 chemical producers in the world with U.S. operations. We expect to grow as our customers continue to outsource more of their transportation management and logistics needs to full-service carriers.

Following the merger in 1998 of our predecessor companies, Chemical Leaman Corporation (“CLC”) and Montgomery Tank Lines (“MTL”), we began assembling in 2000 a new management team to guide the integration of CLC and MTL and position us for profitable future growth. Our new management team undertook several major initiatives designed to enhance our operating flexibility, upgrade and standardize our business processes, improve our customer service and increase our profitability. Most of these initiatives, which are described below, were completed during 2002, and are now beginning to yield benefits as reflected in our revenue growth from $509.5 million in 2001 to $516.8 million in 2002 to $565.4 million in 2003 and from $280.6 million for the six months ended June 30, 2003 to $308.6 million for the six months ended June 30, 2004.

•	We significantly expanded the use of affiliate terminals and owner-operator drivers in our transformation to a more non-asset based business model. Revenues from our affiliate partners and owner-operator drivers accounted for 86.1%, 87.2% and 90.6% of our transportation revenues in 2001, 2002 and 2003, respectively, and for 89.4% and 91.4% for the six months ended June 30, 2003 and 2004, respectively.

•	We installed a new order entry, dispatch and billing system, a new decision support system and a new mobile satellite communication system.

•	We established new standard operating procedures for customer service and safety and implemented a new field operating structure.

•	We added several terminals and tank wash facilities in strategic locations to fill out our core bulk network.

•	We began offering additional complementary, value-added services that offer attractive growth potential, including intermodal services and third-party logistics.

•	We implemented a new yield management system and other profit improvement initiatives.

•	We sold a non-core petroleum and mining trucking business.

We believe that we will realize significant additional financial benefits from these and other strategic initiatives as the chemical industry recovers from its recent downturn.

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share as opposed to that of our competitors and the amount spent on tank truck transportation as opposed to other modes of transportation such as rail. The volume of shipments of chemical products are in turn affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. Additionally, we also provide leasing, tank cleaning, insurance products for drivers and affiliates and intermodal services which are presented as other service revenue.

The principal components of our operating costs include purchased transportation, salaries, wages, benefits, annual tractor and trailer maintenance costs, insurance, technology infrastructure and fuel costs. We believe our use of affiliates and owner-operators provides a more flexible cost structure, increases our asset utilization and increases our return on invested capital. The expanded use of affiliates and owner-operator drivers results in a more variable operating cost business since affiliates and owner-operators are paid fixed, contracted percentages of revenue, which affords us some protection against a business decline and lower pricing. We believe that the entrepreneurial nature of our affiliate and owner-operator model enables us to achieve higher productivity and better cost control on an overall basis when compared to company-owned operations.

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

We believe the most significant factors to achieving future business growth are the ability to (a) recruit and retain drivers, especially given the new hours of service regulations pending for 2004, (b) add new affiliates (eight new affiliates were added since the end of 2003 providing incremental revenues of $13.6 million for the six months ended June 30, 2004), and (c) further expand our existing network by adding new customers and obtaining additional business from existing customers.

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

On July 13, 2004, we sold certain assets of PPI including accounts, customer lists, client lists and insurance contracts. These assets were related to the business of offering insurance to individuals who are not owner-operators, affiliates and fleet owners doing business regularly with us (“QDI Persons”). The sales price was $0.6 million with $0.5 million paid at closing and the remaining $0.1 million to be paid in equal monthly installments over twelve months. We may receive an additional amount of up to $0.4 million in September of 2006 based on the excess of the buyer’s annual revenues from this business, as defined in the sales document, over $0.5 million.

For the retained business, which encompasses the on-going transactions with QDI Persons, we entered into a three-year outsourcing agreement whereby the outside insurance brokerage company shall provide the administrative responsibilities for insurance-related services offered to QDI Persons. The Company will receive a percentage of certain commissions, underwriting profits, administrative and other defined revenues related to the outsourced administrative responsibilities for insurance-related services. The Company is retaining certain assets and liabilities of PPI including the reserves established on the uninsured policies identified during the investigation of irregularities at PPI.

Additionally, on August 15, 2004, we sold our orange juice transportation operations.

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

Property and Equipment—Property and equipment expenditures, including tractor and trailer rebuilds that extend the useful lives of such equipment, are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets to an estimated salvage value. Annual depreciable lives are 10-25 years for buildings and improvements, 5-15 years for tractors and trailers, 7 years for terminal equipment, 3-5 years for furniture and fixtures and 3-10 years for other equipment. Tractor and trailer rebuilds, which are recurring in nature and extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 5 to 10 years, based on the type and extent of these rebuilds. Maintenance and repairs are charged directly to expense as incurred. Management estimates the useful lives of these assets based on historical trends and the age of the assets when placed in service, and any changes in the actual lives could result in material changes in the periodic depreciation and resulting net book value of these assets. Additionally, we estimate the salvage values of these assets based on historical sales of disposals, and any changes in the actual salvage values could also affect the periodic depreciation and resulting net book value of these assets.

Furthermore, we evaluate the recoverability of our long-lived assets whenever adverse events or changes in the business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. This analysis requires us to make significant estimates and assumptions in projecting future cash flows, and changes in facts and circumstances could result in material changes in the amount of any impairment losses.

Goodwill—Goodwill and other intangibles are reviewed for impairment annually and whenever events or circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events or circumstances indicate possible impairment. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill. We performed our annual assessment during the second quarter of 2004. We used a combination of discounted cash flows and valuation of our capital structure to estimate the fair value. Projections for future cash flows were based on our recent operating trends. If actual cash flows turn out to be significantly less than projections, then the impairment analysis could change, possibly resulting in future impairment charges.

Deferred tax assets—We use the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of June 30, 2004, management has deemed it appropriate to establish a 100% valuation allowance against the deferred tax assets. Any change in the actual future results of operations could impact the valuation of the net deferred tax asset.

Environmental liabilities—We have reserved for potential environmental liabilities based on the best estimates of potential clean-up and remediation estimates for known environmental sites. We employ a staff of environmental experts to administer all phases of our environmental programs and use outside experts where needed. These professionals develop estimates of potential liabilities at these sites based on projected and known remediation costs. These cost projections are determined through previous experiences with other sites and through bids from third-party contractors. Management believes current reserves are reasonable based on current information.

Accident claims reserves—We carry insurance for auto liability claims, with a $5 million per occurrence deductible since September 15, 2002, and workers’ compensation with a $1 million per accident deductible. For cargo claims, we are self-insured. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates, the judgment of our own risk management department personnel and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Revenue recognition—Transportation revenues, including fuel surcharges, and related costs are recognized on the date the freight is delivered. Other service revenues, consisting primarily of lease revenues from affiliates, owner-operators and third parties, are recognized ratably over the lease period. Tank wash revenues are recognized when the wash is performed. Insurance brokerage revenues are recorded as a contractual percentage of premiums received ratably over the period that the insurance covers. We recognize all revenues, including the premiums for the insurance policies that were not renewed with third-party insurance carriers in connection with the restatement at PPI, on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted by our customers.

Allowance for uncollectible receivables—The allowance for all potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by our management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators and affiliates. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance could be required. Historically, our actual losses have been consistent with these allowances.

Pension Plans—We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions such as discount rates (6.25%) and assumed rates of return (7.50%). Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds, plus an assumption of future inflation. The current investment policy target asset allocation is 60% equities and 40% bonds, and the current inflation assumption is 3%. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are amortized over future periods. Based on the information provided by our independent actuaries and other relevant sources, we believe that the assumptions used are reasonable.

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. At December 31, 2003, our projected benefit obligation (“PBO”) was $45.4 million. Our projected 2004 net periodic pension expense was $1.3 million. A 1.0% decrease in our assumed discount rate to 5.25% would increase our PBO to $50.6 million and increase our 2004 net periodic pension expense to $1.5 million. A 1.0% increase in our assumed discount rate to 7.25% would decrease our PBO to $41.1 million and decrease our 2004 net periodic pension expense to $1.1 million. A 1.0% decrease in our assumed rate of return to 6.5% would not change our PBO and would increase our 2004 net periodic pension expense to $1.6 million. A 1.0% increase in our assumed rate of return to 8.5% would not change our PBO and would decrease our 2004 net periodic pension expense to $0.9 million.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance in determining (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (or other existing authoritative guidance) or, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. Adoption of this standard during the first quarter of 2004 did not have a material impact on our financial reporting.

In May 2003, the Emerging Issues Task Force issued Consensus No. 03-6, “Participating Securities and the Two-class Method under FASB No. 128, Earnings Per Share” (“EITF 03-6”). EITF 03-6 considers how a participating security should be defined for purposes of applying paragraphs 60 and 61 of FASB Statement No. 128, and whether paragraph 61 of FASB Statement No. 128 requires an entity to use the two-class method in computing EPS based on the presence of a participating security, regardless of the characteristics of that participating security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have a material impact on the Company’s financial reporting.

RESULTS OF OPERATIONS

The consolidated financial statements for the six months ended June 30, 2003 have been restated to account for accounting and insurance irregularities identified at Power Purchasing, Inc., a non-core subsidiary. Power Purchasing, Inc., through its subsidiary American Transinsurance Group, Inc. (collectively, “PPI”), primarily assists independent contractors in obtaining various lines of insurance for which PPI derives fees as an insurance broker. The irregularities resulted from unauthorized actions by PPI’s former vice president, including failure to obtain or renew certain insurance policies for PPI’s customers yet continuing to collect premiums in violation of state insurance laws. This restatement resulted in an increase in net loss and basic and diluted earnings per share of approximately $2.2 million and $0.67, respectively, in the six months ended June 30, 2003. All financial data in the following discussion has been restated to account properly for the identified adjustments relating to these irregularities.

The following table presents certain condensed consolidated financial information for the quarters ended June 30, 2003 and June 30, 2004 and for the six months ended June 30, 2003 and June 30, 2004 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	% of Revenues	2003	% of Revenues	2004	% of Revenues	2003	% of Revenues
							(Restated)
Total operating revenues	$157,429	100.0%	$143,632	100.0%	$308,614	100.0%	$280,647	100.0%

Operating expenses:
Purchased transportation	106,269	67.5	90,134	62.8	207,043	67.1	174,066	62.0
Compensation	15,651	9.9	14,934	10.4	30,200	9.8	31,386	11.2
Fuel, supplies and maintenance	9,558	6.1	9,874	6.9	19,100	6.2	20,601	7.3
Depreciation and amortization	5,874	3.7	7,630	5.3	11,894	3.8	15,124	5.4
Selling and administrative	7,638	4.9	3,181	2.2	11,379	3.7	6,294	2.2
Insurance	11,260	7.2	5,141	3.6	15,588	5.1	9,263	3.3
PPI professional fees	811	0.5	—	—	4,053	1.3	—	—
Other operating expenses	2,578	1.6	3,197	2.2	5,321	1.7	5,779	2.1

Operating income (loss)	$(2,210)	(1.4)%	$9,541	6.6%	$4,036	1.3%	$18,134	6.5%

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenues. For the quarter ended June 30, 2004, revenues totaled $157.4 million, an increase of $13.8 million, or 9.6%, from revenues of $143.6 million for the same period in 2003. Transportation revenue increased $11.0 million, or 9.0%. At the end of 2003, we acquired the liquid tank business of one of our competitors, which provided $2.3 million of additional revenue for the second quarter of 2004. Since the end of 2002, eight new affiliates joined us providing approximately $6.9 million of incremental revenue in the second quarter of 2004. The remainder of the increase is attributable to stronger demand from existing customers and additional new business secured during the past twelve months.

Other service revenues increased $0.3 million. This increase was due to an increase of $1.1 million in tractor and trailer rental revenues as a result of our converting company owned terminals to affiliates and adding new affiliates. Additionally, our tankwash revenues increased $1.0 million. These increases were offset by a decrease in revenues of $1.7 million at our PPI subsidiary due to our premium revenues decreasing after all previously uninsured policies were placed with third-party insurance carriers. Fuel surcharge was higher in the second quarter of 2004 than the same quarter in 2003 by $2.6 million as a result of higher fuel prices and volume increases.

Operating income (loss). For the quarter ended June 30, 2004, operating loss totaled $2.2 million, a decrease of $11.8 million, or 123.2%, compared to operating income of $9.5 million for the same period in 2003. The increase in purchased transportation and the decreases in fuel, supplies and maintenance expense and other operating expenses are primarily the result of higher revenues and the impact of several conversions of company terminals to affiliate operations since March 31, 2003. As terminals are converted, we reduce overhead and increase purchased transportation expense, representing the affiliates’ percentage split of revenues. Additionally, $1.2 million of operating losses related to our orange juice transportation operations were included in purchased transportation.

Compensation expense increased $0.7 million, or 4.8%, which is primarily attributable to bonuses accrued during the first and second quarters of 2003 being reversed during the second quarter of 2003. Depreciation expense decreased $1.8 million, or 23.0%, as a result of a large group of assets becoming fully depreciated at the end of 2003. PPI professional fees represent $0.8 million of legal fees incurred during the second quarter of 2004 from the investigation of the irregularities identified at PPI.

Selling and administrative expenses increased $4.5 million, or 140.1%. This increase is primarily attributable to the recording of $4.1 million in environmental expense. This expense increased our reserve for the West Caln Township, PA site as the result of the recent discovery of additional contaminated soils requiring more extensive remediation than previously projected. Also included in selling and administrative expenses is an increase of $0.4 million in professional and other fees related to consulting fees incurred for assistance with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and legal costs incurred in defending against legal proceedings.

Insurance expense increased $6.1 million, or 119.0%, due to an increase in insurance reserves of $7.0 million resulting from adverse developments in cases and a net increase of $0.9 million to reserve for new cases. These increases were offset by a $1.8 million decrease in PPI expenses as the second quarter of 2003 included expenses for the establishment of reserves on uninsured claims.

Operating margin. The operating margin for the quarter ended June 30, 2004 was (1.4)% compared to 6.6% for the same period in 2003 as a result of the above items.

Interest expense. Interest expense decreased by $0.9 million in the second quarter of 2004 compared to the same period in 2003 as a result of the reduction of debt from the IPO and concurrent debt refinancing.

Income taxes. The provision for income taxes remained relatively consistent between periods. The provision represents state franchise and foreign taxes.

Net income. For the quarter ended June 30, 2004, our net loss was $7.9 million compared to net income of $2.2 million for the same period last year.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenues. For the six months ended June 30, 2004, revenues totaled $308.6 million, an increase of $28.0 million, or 10.0%, from revenues of $280.6 million for the same period in 2003. Transportation revenue increased $24.0 million, or 10.2%. At the end of 2003, we acquired the liquid tank business of one of our competitors, which provided $4.7 million of additional revenue for the first six months of 2004. Since the end of 2002, eight new affiliates joined us providing approximately $13.6 million of incremental revenue in the six months ended June 30, 2004. The remainder of the increase is attributable to stronger demand from existing customers and additional new business secured during the past twelve months.

Other service revenues increased $1.1 million. This increase was due to the following: a) an increase of $2.5 million in tractor and trailer rental revenues as a result of our converting company owned terminals to affiliates and adding new affiliates, b) an increase of $0.6 million in tankwash revenue, c) an increase of $0.3 million in transloading revenue and d) an increase of $0.4 million in warehousing revenues. These increases were offset by a decrease in revenues of $2.5 million at PPI due to our premium revenues decreasing as all previously uninsured policies were placed with third-party insurance carriers. Fuel surcharge was higher in the first six months of 2004 than the same period in 2003 by $2.9 million as a result of higher fuel prices and volume increases.

Operating income. For the six months ended June 30, 2004, operating income totaled $4.0 million, a decrease of $14.1 million, or 77.7%, compared to $18.1 million for the same period in 2003. The increase in purchased transportation and related decreases in compensation expense; fuel, supplies and maintenance expense and other operating expenses are primarily the result of higher revenues and the impact of several conversions of company terminals to affiliate operations during 2003. As terminals are converted, we reduce overhead and increase purchased transportation expense, representing the affiliates’ percentage split of revenues. Additionally, $2.4 million of start-up costs and operating losses related to our orange juice transportation operations were included in purchased transportation.

Depreciation expense decreased $3.2 million, or 21.4%, as a result of a large group of assets becoming fully depreciated at the end of 2003. PPI professional fees represent $4.1 million of legal and accounting fees incurred during the first six months of 2004 from the investigation of the irregularities identified at PPI.

Selling and administrative expenses increased $5.1 million, or 80.8%. This increase is the primarily attributable to the recording of $4.1 million in environmental expense. This expense increased our reserve for the West Caln Township, PA site as the result of the recent discovery of additional contaminated soils requiring more extensive remediation than previously projected. Also included in selling and administrative expenses is an increase of $0.7 million in professional fees related to consulting fees incurred for assistance with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and legal costs incurred in defending against legal proceedings.

Insurance expense increased $6.3 million, or 68.3%, due to an increase in insurance reserves of $7.0 million resulting from adverse developments in cases and a net increase of $1.7 million to reserve for new cases. These increases were offset by a $2.4 million decrease in PPI expenses as the six months ended June 30, 2003 included expenses for the establishment of reserves on uninsured claims.

Operating margin. The operating margin for the six months ended June 30, 2004 was 1.3% compared to 6.5% for the same period in 2003, as a result of the above items.

Interest expense. Interest expense decreased by $2.3 million in 2004 compared to 2003 as a result of the reduction of debt from the IPO and concurrent debt refinancing.

Income taxes. The provision for income taxes remained relatively consistent between periods. The provision represents state franchise and foreign taxes.

Net income. For the six months ended June 30, 2004, our net loss was $6.9 million compared to net income of $4.0 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Net cash provided by operating activities was $4.1 million for the six months ended June 30, 2004, compared to $11.7 million for the same period in 2003. The decrease was primarily due to the payment of $2.4 million of start-up costs and operating losses related to our orange juice transportation operations, $3.1 million of claims payments for PPI related claims, $1.8 million of incremental environmental payments and $1.3 million of incremental pension payments.

Cash used in investing activities totaled $4.7 million for the six month period ended June 30, 2004, compared to $3.1 million used for the comparable 2003 period. This increase is mainly the result of an increase in capital expenditures of $0.4 million in 2004 versus 2003 and the purchase of a tankwash facility in 2004 for $0.7 million.

Cash provided by (used in) financing activities increased from a net use of $6.5 million during the six months ended June 30, 2003 to a net cash increase of $0.9 million for the same period in 2004. During 2003, we made a net paydown of debt of $8.5 million versus a net draw in 2004 of $0.7 million. Additionally, our bank overdraft increased $1.8 million in 2003 versus $0.6 million in 2004.

On November 13, 2003, we consummated our initial public offering of 7,875,000 shares of our common stock at $17.00 per share. On this date, we sold an additional 25,000 shares of common stock to an existing shareholder for $11.63 per share as a result of the exercise of his preemptive rights in connection with the preferred stock conversion. The registered shares represented approximately 40% of our outstanding shares with the remaining shares being owned by Apollo, management and former members of management.

QD LLC concurrently consummated (a) the private offering of $125 million aggregate principal amount of guaranteed 9% Senior Subordinated Notes due 2010 (the “QD LLC Notes”) and (b) the entry into a new guaranteed and secured credit facility consisting of a $140 million delayed draw term loan facility, maturing in November 2009, a $75 million revolving credit facility, maturing in November 2008, and a $20 million pre-funded letter of credit facility, maturing in November 2009. The interest rates under the revolving credit facility are based, at our option, on either the administrative agent’s base rate plus 2.5% or upon the Eurodollar rate plus 3.5%, in each case subject to a reduction in the applicable margins for the revolving credit facility only if we reduce our total consolidated leverage ratio below a certain level. The interest rates under the term loan are based, at our option, on either the administrative agent’s base rate plus 2% or upon the Eurodollar rate plus 3.0%, in each case subject to reductions in the applicable margins for the term loan only if we reduce our total consolidated leverage ratio below certain levels. The net proceeds of $376.8 million, after deducting $22.4 million underwriting discounts, commissions and related expenses, were used to pay all existing long-term debt and outstanding credit facility balances, except for $7.5 million of Series B floating interest rate subordinated securities due 2006 (the “Floating Rate Notes”) and our outstanding capital leases.

Our primary cash needs consist of capital expenditures and debt service under our credit agreement, the QD LLC Notes and Floating Rate Notes. We incur capital expenditures for the purpose of replacing older tractors and trailers, purchasing new tractors and trailers, and maintaining and improving infrastructure. The following is a schedule of our long-term contractual commitments, including current portion of our long-term indebtedness at June 30, 2004, over the periods we expect them to be paid (dollars in thousands):

	Balance at June 30, 2004	Remainder 2004	1–3 YEARS	3–5 YEARS	GREATER THAN 5 YEARS
Operating leases	$—	$2,576	$11,176	$1,283	$533
Unconditional purchase commitment	—	508	1,522	—	—
Total indebtedness, including capital lease obligations	275,180	930	11,700	137,550	125,000

Total	$275,180	$4,014	$24,398	$138,833	$125,533

Additionally, as of June 30, 2004, we had $29.9 million of environmental liabilities, $11.3 million of pension plan obligations and $36.8 million of insurance claim obligations that we expect to pay out during the next five to seven years. We also had $37.7 million in letters of credit outstanding. Environmental payments are dependent upon external factors, including government approval of remediation plans and government testing or approval of work performed, which are necessary to proceed with further remediation. Pension plan payments are determined annually for the next fiscal year as the estimates of the discount rate and expected return on plan assets is subject to change (and has historically changed) on an annual basis. Insurance claim payments are dependent on external factors including the progression of a claim through the legal system. Most of our letters of credit are issued to insurance companies in support of payments of outstanding claims.

During April 2004, new legislation, the Pension Funding Equity Act, was enacted allowing companies to use higher-yield corporate bond rates instead of Treasury bonds to calculate their pensions’ projected assets. Utilizing the new formula, the Company reduced its estimate of expected contributions to $4.2 million during fiscal 2004. The company had paid $1.7 million as of June 30, 2004.

The following is a schedule of our indebtedness, including of our capital lease obligations at June 30, 2004, over the periods we are required to pay such indebtedness (dollars in thousands):

	Term	Revolver	QD LLC Notes	Series B Floating Interest Rate Notes	Capital Lease Obligations	Total
2004	$700	$—	$—	$—	$230	$930
2005	1,400	—	—	—	—	1,400
2006	1,400	—	—	7,500	—	8,900
2007	1,400	—	—	—	—	1,400
Thereafter	134,050	3,500	125,000	—	—	262,550

	$138,950	$3,500	$125,000	$7,500	$230	$275,180

As of June 30, 2004, we were in compliance with the financial covenants in our credit agreement. However, continued compliance with these requirements could be affected by changes relating to economic factors, market uncertainties, or other events as described under “FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS.” There can be no assurance that we will be able to comply with such revised financial covenants. We currently believe that we will be in compliance with the covenants in the credit facility for the next 12 months.

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

Management expects to incur additional legal expenses during the remainder of 2004 in connection with the lawsuits filed as a result of irregularities discovered at PPI discussed in Note 1. “Basis of Presentation” to the condensed consolidated financial statements contained in this report that could have a material adverse effect on the liquidity of the Company during the remainder of 2004.

While uncertainties relating to labor and regulatory matters exist within the trucking industry, management is not aware of any trends or events other than the pending lawsuits likely to have a material adverse effect on liquidity or the accompanying financial statements. Our credit rating is affected by many factors, including our financial results, operating cash flows and total indebtedness.

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

Litigation and Investigations - New information and additional issues may come to the attention of our Audit Committee and its outside advisors in connection with the irregularities at Power Purchasing, Inc. described herein. Further, the final outcome of state regulatory investigations into the insurance irregularities and any other governmental investigations or legal proceedings initiated against us and the reaction of our lenders, investors, drivers and affiliate owner-operators to the insurance irregularities and restatements has not been determined and could have a material adverse effect on our results of operations and profitability.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes primarily through our variable-rate borrowings under QD LLC’s credit facility. Interest rates for the revolving credit facility are based, at QD LLC’s option, on either the administrative agent’s base rate plus 2.50% or upon the Eurodollar rate plus 3.50%, and interest rates for the term loan are based, at QD LLC’s option, upon the administrative agent’s base rate plus 2.0% or upon the Eurodollar rate plus 3.0% in each case subject to reductions in the applicable margins for the revolving credit facility and term loan only if we reduce our total consolidated leverage below certain levels. Additionally, we have $7.5 million of floating interest rate subordinated term notes with interest rates of LIBOR plus 4.81%. A 10% increase change in the current per annum interest rate would result in $0.2 million and $0.4 million additional interest expense for the three and six months ended June 30, 2004, respectively.

We may incur economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar. A 10% adverse change in foreign currency exchange rates would not have a material impact on our results of operation. At June 30, 2004, we had no active foreign currency hedge agreements.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2004, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4 — CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. As of the end of the second quarter, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the Chief Executive

Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures are effective.

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

As discussed in Item 9A. “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, a material weakness was identified during 2003 in connection with the irregularities discovered at PPI. On July 13, 2004, the Company sold certain rights, assets and obligations related to the business of offering insurance related services to people not affiliated with the Company and entered into a servicing agreement in which the servicer will provide insurance related services to people affiliated with the Company. Therefore, going forward, PPI disclosure controls will be limited to accounting for limited transactions, including activity in reserves and claims related to the uninsured policies identified during the investigation of the irregularities at PPI and the recording of the Company’s percentage of servicing revenues. These activities have been transferred to the corporate accounting department in Tampa, Florida. The Company’s Chief Executive Officer and Chief Financial Officer believe that the above activities have corrected the material weakness identified in 2003.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

On February 24, 2004, a putative class action lawsuit titled, Meigs v. Quality Distribution, Inc., et al., was filed in the United States District Court for the Middle District of Florida, Tampa Division, against QDI, Thomas L. Finkbiner, QDI’s President, Chief Executive Officer and Chairman of the Board, and Samuel M. Hensley, QDI’s Senior Vice President and Chief Financial Officer. The plaintiff purports to represent a class of purchasers of QDI’s common stock traceable to its November 2003 initial public offering. The complaint alleges that, in connection with the IPO, QDI filed a registration statement with the SEC that incorporated a materially false or misleading prospectus. Specifically, the complaint alleges that the prospectus materially overstated QDI’s financial results for the years ended December 31, 2001, December 31, 2002, and the nine months ended September 30, 2003. In addition, the complaint alleges that these financial statements were not prepared consistently with generally accepted accounting principles.

Accordingly, it asserts claims (and seeks unspecified damages) against all defendants based on the alleged violations of Section 11 of the Securities Act of 1933 and against Mr. Finkbiner and Mr. Hensley as “control persons,” under the Securities Act’s Section 15 by virtue of their positions at QDI.

On May 11, 2004, the Court consolidated Meigs with a substantially identical action titled Cochran v. Quality Distribution, Inc., also pending in the United States District Court for the Middle District of Florida.

On June 28, 2004, the Court appointed Jemmco Investment Management LLC as lead plaintiff under the Private Securities Litigation Reform Act of 1995. Plaintiffs must file a consolidated amended complaint on or before August 27, 2004.

A second suit, Steamfitters Local 449 Pension & Retirement Security Funds v. Quality Distribution, Inc., et al., was filed in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, on March 26, 2004. In addition to QDI, Mr. Finkbiner and Mr. Hensley, the suit names as defendants the other signatories to the registration statement, namely QDI directors Anthony R. Ignaczak, Joshua J. Harris, Michael D. Weiner, Marc J. Rowan, Marc E. Becker, and Donald C. Orris, and three of QDI’s IPO underwriters, Credit Suisse First Boston LLC, Bear, Stearns & Co., Inc., and Deutsche Bank Securities Inc. The Steamfitters complaint alleges substantially identical facts to those in the Meigs complaint and also includes the same claims, plus an additional claim for rescission or damages based on an alleged violation of Section 12 of the Securities Act.

On April 28, 2004, the defendants removed the action to the United States District Court for the Middle District of Florida, where Meigs was already pending. On May 28, 2004 Steamfitters moved to remand the case to state court. On June 25, 2004, the court remanded the case to state court. Defendants filed a notice of appeal of the court’s remand order on July 23, 2004. Plaintiff moved to dismiss the appeal for lack of jurisdiction on August 6, 2004. That motion is currently being briefed to the Eleventh Circuit. The parties have agreed that the defendants’ response to the complaint is currently due on or before October 31, 2004.

The actions’ allegations stem from the disclosures in a Form 8-K that QDI filed on February 2, 2004, stating that QDI had discovered irregularities at Power Purchasing, Inc., a non-core subsidiary that, through its subsidiary, American Transinsurance Group, Inc. (collectively, “PPI”), primarily assists independent contractors in obtaining various lines of insurance, for which PPI derives fees as an insurance broker. The 8-K stated that the irregularities resulted from unauthorized actions by PPI’s former vice president and would result in a restatement of QDI’s financial statements. QDI will timely respond to all complaints and expects that the individual defendants will do the same. QDI carries management liability and company reimbursement insurance policies for the relevant period, which provide for aggregate coverage of $20 million, and has notified the insurance carriers of the lawsuits. The carriers have not yet confirmed or denied coverage, and QDI makes no comment as to whether the insurance will be sufficient to cover all alleged damages claimed by plaintiffs against QDI. These cases are at an early stage, and it is therefore impossible to determine the likelihood of any outcome or the amount or range of any loss or possible loss, if any.

On May 13, 2004, a complaint styled Quality Food Grade Carriers, Inc., et al. v. Quality Carriers, Inc., et al., No. 04-4515, was filed in the Circuit Court for the Sixth Judicial Circuit in and for Hillsborough County, Florida, naming as defendants Quality Carriers, Inc. (“QCI”), our wholly-owned subsidiary, and Thomas L. Finkbiner, QCI’s President and Chief Executive Officer. The complaint alleges (among other things) that QCI (i) breached a series of purported agreements with plaintiffs to pursue jointly a food transportation business; (ii) fraudulently induced the agreements because it intended to sell its food distribution business at the time it executed the agreements; (iii) converted plaintiffs’ assets, including trucks, trailers, tools, truck parts and other materials; and (iv) misappropriated Quality Food’s corporate name and credit. The complaint seeks unspecified damages exceeding $30 million. QCI filed a motion to dismiss the complaint on May 27, 2004, and no hearing date for the motion has been set. On July 19, 2004, the plaintiffs filed an amended complaint containing substantially identical allegations and adding counts seeking equitable relief for the return of a laptop computer containing plaintiffs’ financial records and an injunction against Quality Distribution’s alleged use of plaintiffs’ names to obtain credit. QDI believes that the complaint’s allegations are meritless, and it intends to contest the action vigorously. This case is at an early stage, and it is therefore impossible to determine the likelihood of any outcome or the amount or range of any loss or possible loss, if any.

There can be no assurance that the actions described above will not have a material adverse effect on QDI.

In addition to the above lawsuits and those items disclosed under Note 6 to our condensed consolidated financial statements contained herein, “Commitments and Contingencies—Environmental Matters,” we are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

10.1	Employment Agreement, dated June 3, 2004, between Quality Distribution, Inc. and Virgil Leslie.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the six months ended June 30, 2004, the Company filed the following report on Form 8-K:

Date	Other Information Reported
05/04/04	Release announcing historical financial results for the first quarter of 2004.

No financial statements were filed with the above report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

August 16, 2004	/S/ THOMAS L. FINKBINER
THOMAS L. FINKBINER, PRESIDENT AND CHIEF EXECUTIVE OFFICER (DULY AUTHORIZED OFFICER)

August 16, 2004	/S/ SAMUEL M. HENSLEY
SAMUEL M. HENSLEY, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)