Form 10-Q
period 2004-09-30
QUALITY DISTRIBUTION INC
filed 2004-11-22
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2004
Common Stock (no par value per share)	18,988,406

QUALITY DISTRIBUTION, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - In 000’s)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,271	$955
Accounts receivable, net of allowance of $7,438 and $6,893	98,721	77,444
Current maturities of notes receivable from affiliates	1,292	676
Prepaid expenses	2,253	3,566
Prepaid tires	7,936	7,978
Other	2,609	2,055

Total current assets	114,082	92,674
Property and equipment, net of accumulated depreciation of $181,014 and $203,816	125,478	137,961
Goodwill	131,363	131,232
Intangibles, net	1,441	1,402
Notes receivable from affiliates	600	1,051
Other assets	8,891	9,871

Total assets	$381,855	$374,191

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$1,634	$6,759
Accounts payable	17,810	13,988
Affiliates and independent owner-operators payable	13,398	7,319
Accrued expenses	72,614	56,742
Income taxes payable	1,567	518

Total current liabilities	107,023	85,326
Long-term indebtedness, less current maturities	269,643	272,750
Environmental liabilities	15,511	19,689
Other noncurrent liabilities	11,189	13,712
Deferred tax liability	933	1,552

Total liabilities	404,299	393,029
Commitments and contingencies (Note 6)
Minority interest in subsidiary	1,833	1,833
Stockholders’ deficit:
Common stock, no par value; 29,000 authorized, 19,113 issued at September 30, 2004 and 19,080 issued at December 31, 2003	357,387	357,580
Treasury stock, 113 and 111 shares at September 30, 2004 and December 31, 2003, respectively	(1,310)	(1,258)
Accumulated deficit	(173,718)	(169,569)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(14,607)	(14,689)
Stock purchase warrants	73	86
Unearned compensation, restricted stock	(852)	(1,502)
Stock subscriptions receivable	(1,661)	(1,730)

Total stockholders’ deficit	(24,277)	(20,671)

Total liabilities, minority interest and stockholders’ deficit	$381,855	$374,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — In 000’s, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Operating revenues:
Transportation	$133,361	$123,921	$393,989	$360,543
Other service revenues	17,197	18,024	53,619	53,373
Fuel surcharge	7,852	3,451	19,416	12,127

Total operating revenues	158,410	145,396	467,024	426,043
Operating expenses:
Purchased transportation	107,600	94,203	314,643	268,269
Compensation	14,840	14,536	45,041	45,922
Fuel, supplies and maintenance	8,636	9,172	27,736	29,773
Depreciation and amortization	5,741	7,620	17,635	22,744
Selling and administrative	4,617	3,090	15,996	9,384
Insurance	3,468	7,595	19,056	16,858
PPI professional fees	790	—	4,843	—
Other operating expenses	3,652	2,787	8,972	8,566

Operating income	9,066	6,393	13,102	24,527
Interest expense	5,512	9,064	16,125	22,022
Interest expense, transaction fees	—	700	—	700
Foreign currency transaction loss	—	—	—	937
Other expense (income)	114	(155)	268	(200)

Income (loss) before taxes	3,440	(3,216)	(3,291)	1,068
Provision for income taxes	689	120	858	360

Net income (loss)	2,751	(3,336)	(4,149)	708
Distributions to minority interest/preferred stock dividends and accretions	—	(18)	—	(4,481)

Net income (loss) attributable to common stockholders	$2,751	$(3,354)	$(4,149)	$(3,773)

Per share data:
Net income (loss) per common share – basic	$0.15	$(1.01)	$(0.22)	$(1.13)

Net income (loss) per common share – diluted	$0.14	$(1.01)	$(0.22)	$(1.13)

Weighted average number of shares – basic	18,914	3,334	18,904	3,337
Weighted average number of shares – diluted	19,087	3,334	18,904	3,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — In 000’s)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(4,149)	$708
Adjustments for non-cash charges	21,254	32,124
Changes in assets and liabilities	(4,854)	(12,050)

Net cash provided by operating activities	12,251	20,782

Cash flows from investing activities:
Capital expenditures	(8,346)	(6,235)
Acquisition of assets	(781)	—
Proceeds from asset dispositions	2,578	1,828

Net cash used in investing activities	(6,549)	(4,407)

Cash flows from financing activities:
Net payments on the revolver	(2,000)	(10,230)
Payments of debt obligations	(6,233)	(5,376)
Deferred financing fees	(369)	(4,059)
Increase in book overdrafts	3,078	5,400
Other	17	(107)

Net cash used in financing activities	(5,507)	(14,372)

Net increase in cash	195	2,003
Effect of exchange rate changes on cash	121	(417)
Cash, beginning of period	955	661

Cash, end of period	$1,271	$2,247

Supplemental disclosures of non-cash activities:
Preferred stock accretions	$—	$4,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

Quality Distribution, Inc. (the “Company” or “QDI”) and its subsidiaries are engaged primarily in truckload transportation of bulk chemicals in North America. The Company conducts a significant portion of its business through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into one to five year renewable contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from the Company. Owner-operators are independent contractors, who, through a contract with the Company, supply one or more tractors and drivers for the Company’s use. Contracts with owner-operators may be terminated by either party on short notice. The Company charges affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are normally paid a percentage of the revenues generated for each load hauled.

The accompanying unaudited condensed, consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. For further information, refer to the Quality Distribution, Inc. Annual Report on Form 10-K for the year ended December 31, 2003, including the consolidated financial statements and accompanying notes. The Company restated its September 30, 2003, financial statements on September 22, 2004 in a Form 8K filing. Certain prior period amounts have been reclassified to conform to the current year presentation.

Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year.

Goodwill and Intangible Assets

The Company uses the provisions of FAS 142, “Goodwill and Other Intangible Assets” to account for its goodwill and intangibles. Under FAS 142, goodwill is subject to an annual impairment test as well as impairment assessments of triggering events. FAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill. The implementation of FAS 142 required the use of judgments, estimates and assumptions in the identification of reporting units and the determination of fair market value and impairment amounts related to the required testing. The Company has three reporting units: transportation operations, insurance operations, and Mexican operations. The Company allocated the goodwill to the transportation operations as it mainly resulted from the acquisition of Chemical Leaman Corporation in 1998.

The Company selected the second quarter to perform its annual impairment test. The Company used a combination of discounted cash flows and valuation of its capital structure to estimate the fair value. Projections for future cash flows were based on recent operating trends of the Company. No impairment was determined to have occurred as of June 30, 2004, since the calculated fair value exceeded the carrying amount. The factors used in deriving the estimate of the fair value included improving economic conditions and increasing revenues during 2004. Additionally, the Company consummated an initial public offering of its common stock in November 2003 and a concurrent favorable restructuring of the Company’s debt and capital structure.

Intangible assets consist of a pension-plan-related intangible asset, non-compete agreements with lives ranging from 2 – 10 years, and customer lists and customer contracts with lives of 5 years. Accumulated amortization of intangible assets was $0.1 million at September 30, 2004 and December 31, 2003. The gross amount of intangible assets at September 30, 2004 and December 31, 2003 was $1.6 million and $1.5 million, respectively.

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

In May 2003, the Emerging Issues Task Force issued Consensus No. 03-6, “Participating Securities and the Two-class Method under FASB No. 128, Earnings Per Share” (“EITF 03-6”). EITF 03-6 considers how a participating security should be defined for purposes of applying paragraphs 60 and 61 of FASB Statement No. 128, and whether paragraph 61 of FASB Statement No. 128 requires an entity to use the two-class method in computing EPS based on the presence of a participating security, regardless of the characteristics of that participating security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have an impact on the Company’s financial reporting.

The FASB is amending FASB Statement No. 128 to make it consistent with International Accounting Standard 33, Earnings per Share (IAS 33), and make EPS computations comparable on a global basis. The revised standard changes the calculation of diluted EPS surrounding the application of the treasury stock method for share contracts such as options or warrants and eliminating the ability to overcome the presumption of share settlement for contracts that may be settled in either cash or shares of stock. Additionally, shares that will be issued upon conversion of a mandatorily convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that conversion becomes mandatory. The amended standard is expected to be issued in the fourth quarter and will be effective for all periods ending after December 15, 2004. Retrospective application for all periods presented would be required. The Company has not determined the effect of this pronouncement.

2. COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$2,751	$(3,336)	$(4,149)	$708
Other comprehensive income:
Foreign currency translation adjustments	63	310	82	468

Comprehensive income (loss)	$2,814	$(3,026)	$(4,067)	$1,176

3. EARNINGS PER SHARE:

The September 30, 2004, common shares outstanding include 7,875,000 shares issued in November 2003 in connection with the Company’s initial public offering and 7,654,235 shares issued in November 2003 in connection with the conversion of all of the Company’s 13.75% Mandatorily Redeemable Preferred Stock to common stock.

Included in diluted weighted average number of shares for the quarter ended September 30, 2004 were 169,000 warrants and 4,000 shares underlying options. For the three and nine months ended September 30, 2004 and 2003, 1,976,000, 2,101,000, 105,000 and 105,000 shares underlying options, respectively, were not included in the calculation as the exercise of these options would have had an anti-dilutive effect on the earnings per share calculation. For the three and nine months ended September 30, 2004 and 2003, 0, 265,000, 291,000 and 291,000 warrants, respectively, were not included in the calculation as the exercise of these warrants would have had an anti-dilutive effect on the earnings per share calculation. For the three and nine months ended September 30, 2004 82,000 shares and for the three and nine months ended September 30, 2003, 0 shares of restricted stock were not included in the calculation, as these shares would have had an anti-dilutive effect on the earnings per share calculation.

4. STOCK-BASED COMPENSATION:

The Company uses Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” and the related interpretations to account for its stock options. No compensation cost has been recorded at the grant dates, as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. The Company adopted the disclosure provisions of FAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure – and amendment of FAS 123, ‘Accounting for Stock-Based Compensation,’” for disclosure purposes in 2002.

The following table illustrates the effect on net earnings if the Company had recognized compensation expense upon issuance of the options (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders as reported	$2,751	$(3,354)	$(4,149)	$(3,773)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $0 for all periods	(431)	(38)	(1,632)	(114)
Restricted stock compensation expense included in net income (loss) attributable to common stockholders as reported	104	—	444	—

Pro forma net income (loss) attributable to common stockholders	$2,424	$(3,392)	$(5,337)	$(3,887)

Income (loss) per common share:
As reported – basic	$0.15	$(1.01)	$(0.22)	$(1.13)

Pro forma – basic	$0.13	$(1.02)	$(0.28)	$(1.16)

As reported – diluted	$0.14	$(1.01)	$(0.22)	$(1.13)

Pro forma – diluted	$0.13	$(1.02)	$(0.28)	$(1.16)

5. EMPLOYEE BENEFIT PLANS

The Company maintains two noncontributory defined benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Retirement benefits for employees covered by the salaried plan are based on years of service and compensation levels. The monthly benefit for employees under the collective bargaining agreement plan is based on years of service multiplied by a monthly benefit factor. Assets of the plans are invested primarily in equity securities and fixed-income investments. Pension costs are funded in accordance with the provisions of the applicable law.

The components of net periodic pension cost are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Service cost	$69	$69	$207	$207
Interest cost	686	705	2,059	2,116
Prior service cost	23	23	70	70
Amortization	172	206	515	618
Expected return on plan assets	(635)	(564)	(1,904)	(1,692)

Net periodic pension cost	$315	$439	$947	$1,319

During April 2004, new legislation, the Pension Funding Equity Act, was enacted allowing companies to use higher-yield corporate bond rates instead of Treasury bonds to calculate their pensions’ projected assets. Utilizing the new formula, the Company reduced its estimate of expected contributions to $4.2 million during fiscal 2004. The company has contributed $3.3 million as of September 30, 2004, and expects to pay $0.9 million during the fourth quarter of 2004.

6. COMMITMENTS AND CONTINGENCIES:

Environmental Matters

It is the policy of the Company and each of its subsidiaries to be in compliance with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals.

Our activities involve the handling, transportation, and storage of bulk chemicals, both liquid and dry, many of which are classified as hazardous materials, hazardous substances, or hazardous waste. Our tank wash and terminal operations engage in the creation, storage, discharge, and proper disposal of wastewater that may contain hazardous substances, and the control and discharge of stormwater from industrial sites. In addition, we may store diesel fuel and other petroleum products at our terminals. As such, we, and others who operate in our industry, are subject to environmental, health and safety laws and regulation by U.S. federal, state, and local agencies and Canadian federal and provincial governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations.

Facility managers are responsible for environmental compliance at each operating location. Self-audits conducted by our staff assess operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities and waste management. We may also, if circumstances warrant, contract with independent environmental consulting firms to conduct periodic, unscheduled, compliance assessments that focus on unsafe conditions with the potential to result in releases of hazardous substances or petroleum, and also include screening for evidence of past spills or releases. Our staff includes environmental professionals who develop guidelines and procedures, including periodic audits of our terminals, tank cleaning facilities, and historic operations, in an effort to avoid circumstances that could lead to future environmental exposure.

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), the Resource Conservation and Recovery Act of 1976 (“RCRA”), the Superfund Amendments and Reauthorization Act of 1986, and comparable state and Canadian laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities, and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor predict with certainty the extent of future liabilities and costs under environmental, health, and safety laws, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or our business reputation.

In addition, the Company may face liability for alleged personal injury or property damage due to exposure to chemicals and other hazardous substances at its facilities or as the result of accidents and spills. Although these types of claims have not historically had a material impact on the Company’s operations, a significant increase in these claims could materially adversely affect the Company’s business, financial condition, operating results or cash flow.

As the result of environmental studies conducted at our facilities in conjunction with our environmental management program, we have identified environmental contamination at certain sites that require remediation. We are currently responsible for remediating and investigating five properties under federal and state Superfund programs where we are the only responsible party. Each of these five remediation projects relates to operations conducted by Chemical Leaman Corporation (“CLC”) prior to our acquisition of and merger with CLC in 1998. The two most significant federal Superfund sites are:

BRIDGEPORT, NJ During 1991, CLC entered into a Consent Decree with the EPA filed in the U.S. District Court for the District of New Jersey (U.S. v. Chemical Leaman Tank Lines, Inc., Civil Action No. 91-2637 (JFG) (D.N.J.)), with respect to its site located in Bridgeport, New Jersey, requiring CLC to remediate groundwater contamination. The Consent Decree required CLC to undertake Remedial Design and Remedial Action (“RD/RA”) related to the groundwater operable unit of the cleanup. A groundwater remedy design has subsequently been approved by the EPA and will be under construction shortly.

In August 1994, the EPA issued a Record of Decision, selecting a remedy for the wetlands operable unit at the Bridgeport site. In October 1998, the EPA issued an administrative order that required CLC to implement the EPA’s wetlands remedy. A remedial design for this remedy has been approved by the EPA and the State of New Jersey and the wetlands and groundwater remediation fieldwork has started at the site. In April 1998, the federal and state natural resource damages trustees indicated their intention to bring claims against CLC for natural resource damages at the Bridgeport site. CLC finalized a consent decree on March 16, 2001, with the state and federal trustees and resolved the natural resource damages claims. In addition, the EPA has investigated residual contamination in site soils. However, no decision has been made as to the extent of soil remediation to be required, if any. The Company estimates the range of possible expenditures for this site is $11.4 million to $16.4 million.

WEST CALN TOWNSHIP, PA The EPA has alleged that CLC disposed of hazardous materials at the William Dick Lagoons Superfund Site in West Caln, Pennsylvania. On October 10, 1995, CLC entered into a Consent Decree with the EPA, which contains three elements: (1) payment to the EPA for installation of an alternate water line to provide water to affected area residents; (2) performance of an interim groundwater remedy at the site; and (3) soil remediation (US v. Chemical Leaman Tank Lines, Inc., Civil Action No. 95-CV-4264 (RJB) (E.D. Pa.)). During the quarter ended June 30, 2004, site investigation indicated that a greater than expected area of contamination required more extensive remediation than previously projected. Soil remediation includes the use of a low temperature thermal treatment unit, a soil vapor extraction system, and disposal off-site. In response, the Company increased its reserves for this site by $4.1 million.

The Company has paid all costs associated with installation of the waterline. The Company has completed a study and has submitted preliminary designs for a groundwater treatment system. The EPA anticipates that the Company will conduct the groundwater remedy over the course of five years, at which time the EPA will evaluate groundwater conditions and determine whether further groundwater treatment is necessary. The Consent Decree does not cover the final groundwater remedy or other site remedies or claims, if any, for natural resource damages. The Company’s current estimate of the range of possible expenditures for this site is $5.0 million to $7.2 million.

OTHER OWNED PROPERTY REMEDIATION. We are also incurring expenses resulting from the investigation and/or remediation of certain current and former CLC properties, including our facility in Tonawanda, New York, a former facility in Putnam County, West Virginia, and a facility in Charleston, West Virginia. As a result of our acquisition of CLC, we identified other owned or formerly owned properties that may require investigation and/or remediation, including properties currently subject to the New Jersey Industrial Sites Recovery Act (“ISRA”) cleanup requirements. There can be no assurance that costs associated with these sites, individually or in the aggregate, will not be material, nor that additional sites will not be discovered. The Company estimates the range of possible expenditures for these sites is $3.1 million to $7.2 million.

OTHER ENVIRONMENTAL MATTERS. CLC has been named as a potentially responsible party (“PRP”) under CERCLA and similar state laws at approximately 37 other multi-party sites. The Company estimates the range of possible expenditures for these sites is $1.2 million to $4.1 million.

Recently, the Company was notified of potential liabilities involving the Lower Passaic River Study Area and the Malone Superfund Site. The Company will be participating in the studies of these two sites to determine site remediation objectives, goals and technologies. Since the overall liability cannot be estimated at this time, the Company has set reserves for only the remedial investigation phase at the two sites.

The Company was also recently notified of its potential liability for remedial measures to be undertaken by the EPA at the Mobile Tank Wash Facility Superfund Site in Mobile, Alabama. Liability cannot be estimated at this time. The Company has asserted claims against the site owner (currently in bankruptcy) and the owner’s insurers.

RESERVES. The Company’s policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimated costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites, and the allocation of costs among the potentially responsible parties under applicable statutes. As of September 30, 2004 and December 31, 2003, the Company had reserves in the amount of $27.0 million and $29.2 million for all environmental matters discussed above.

There can be no assurance that additional sites for which the Company is responsible will not be discovered in the future, nor that violations by the Company of environmental laws or regulations will not be identified or occur in the future, or that environmental, health and safety laws and regulations will not change in a manner that could impose material costs on us.

Litigation

On February 24, 2004, a putative class action lawsuit titled Meigs v. Quality Distribution, Inc., et al., was filed in the United States District Court for the Middle District of Florida, Tampa Division, against QDI, Thomas L. Finkbiner, QDI’s President, Chief Executive Officer and Chairman of the Board, and Samuel M. Hensley, QDI’s former Senior Vice President and Chief Financial Officer. The plaintiff purports to represent a class of purchasers of QDI’s common stock traceable to its November 2003 initial public offering. The complaint alleges that, in connection with the IPO, QDI filed a registration statement with the SEC that incorporated a materially false or misleading prospectus. Specifically, the complaint alleges that the prospectus materially overstated QDI’s financial results for the years ended December 31, 2001, December 31, 2002, and the nine months ended September 30, 2003. In addition, the complaint alleges that these financial statements were not prepared consistently with generally accepted accounting principles. Accordingly, it asserts claims (and seeks unspecified damages) against all defendants based on alleged violations of Section 11 of the Securities Act of 1933 and against Mr. Finkbiner and Mr. Hensley as “control persons,” under the Securities Act’s Section 15 by virtue of their positions at QDI.

On May 11, 2004, the Court consolidated Meigs with a substantially identical action titled Cochran v. Quality Distribution, Inc., also pending in the United States District Court for the Middle District of Florida. On June 28, 2004, the Court appointed Jemmco Investment Management LLC as lead plaintiff under the Private Securities Litigation Reform Act of 1995. Plaintiffs currently must file a consolidated amended complaint on or before December 1, 2004.

A second suit, Steamfitters Local 449 Pension & Retirement Security Funds v. Quality Distribution, Inc., et al., was filed in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, on March 26, 2004. In addition to QDI, Mr. Finkbiner and Mr. Hensley, the suit names as defendants the other signatories to the registration statement, namely QDI directors Anthony R. Ignaczak, Joshua J. Harris, Michael D. Weiner, Marc J. Rowan, Marc E. Becker, and Donald C. Orris, and three of QDI’s IPO underwriters, Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., and Deutsche Bank Securities Inc. The Steamfitters complaint alleges substantially identical facts to those in the Meigs complaint and also includes the same claims, plus an additional claim for rescission or damages based on an alleged violation of Section 12 of the Securities Act.

On April 28, 2004, the defendants removed the action to the United States District Court for the Middle District of Florida. On June 25, 2004, that court remanded the case to state court. On August 26, 2004, the United States Court of Appeals for the Eleventh Circuit dismissed defendants’ appeal from the remand order for lack of jurisdiction. Defendants moved for reconsideration of the court’s dismissal order. On or about November 15, 2004, the Eleventh Circuit denied the Company’s motion for reconsideration. The parties have agreed that the defendants’ response to the complaint is currently due on or before November 30, 2004.

The actions’ allegations stem from the disclosures in a Form 8-K that QDI filed on February 2, 2004, stating that QDI had discovered irregularities at Power Purchasing, Inc., a non-core subsidiary that, through its subsidiary, American Transinsurance Group, Inc. (collectively, “PPI”), primarily assisted independent contractors in obtaining various lines of insurance, for which PPI derived fees as an insurance broker.

On July 14, 2004, QDI’s Board of Directors received a letter from a putative QDI shareholder demanding that the Company take steps to remedy alleged mismanagement, breach of fiduciary duty, and corporate waste arising from the PPI irregularities. The letter also demands that the Company file a professional malpractice suit against its outside independent registered certified public accountants, PricewaterhouseCoopers LLP. By letter dated July 21, 2004, the Company has requested certain information from the putative shareholder and has not received a response. The Company is conducting an investigation of the matters that are the subject of the July 14, 2004 letter.

The Company carries management liability and Company reimbursement insurance policies for the relevant period, which provide for aggregate coverage of $20 million and has notified the insurance carriers of the lawsuits. The carriers have not yet confirmed or denied coverage. Moreover, the Company makes no comment as to whether the insurance will be sufficient to cover the alleged damages claimed by plaintiffs or any as yet unasserted claims against the Company.

On October 18 and 19, 2004, the Company, its insurance carriers, counsel to the plaintiffs in aforementioned lawsuits, and other interested persons engaged in a mediation in an attempt to resolve all of the pending and threatened litigation. Thereafter, on October 29, 2004, plaintiffs in Meigs submitted to the court an unopposed motion for extension of time to file a consolidated amended complaint, stating that the parties had made substantial progress toward resolving their disputes. The court granted this motion, and the consolidated amended complaint is now due on or before November 30, 2004. The Company intends to continue to pursue settlement discussions. There can be no assurance that a binding settlement can be reached on terms and conditions satisfactory to the Company or that the final outcome of these lawsuits will not have a material adverse effect on the Company.

Due to the uncertainty surrounding the litigation, the Company has not accrued any loss as it is not probable and estimable at the present time.

In response to our voluntary disclosure to SEC officials and various state government authorities and regulators in February 2004 concerning the irregularities at PPI, the SEC and certain state government regulators are conducting informal inquiries into those irregularities. While no formal regulatory or governmental investigation into the PPI irregularities has been initiated, it is possible that state and federal regulatory or governmental authorities could begin such a formal investigation. The final outcome of the informal inquiries or any formal investigation that may be initiated (by the SEC or other regulatory or governmental authority) is impossible to determine at this time.

On May 13, 2004, a complaint styled Quality Food Grade Carriers, Inc., et al. v. Quality Carriers, Inc., et al., Case No. 04-4515-B, was filed in the Circuit Court for Hillsborough County, Florida, naming as defendants, Quality Carriers, Inc. (“QCI”), the Company’s indirect wholly owned subsidiary, and Thomas L. Finkbiner, QCI’s President and Chief Executive Officer. On August 6, 2004, plaintiffs served a second amended complaint alleging, among other things, (i) that QCI breached a series of agreements with plaintiffs to pursue jointly a food transportation business; (ii) that QCI converted certain of plaintiffs’ assets used in the business; and (iii) a claim for injunctive relief requiring QCI to return Quality Food Grade Carriers’ records and prohibiting QCI from using Quality Food Grade Carriers’ name and credit. The second amended complaint sought unspecified damages exceeding $15,000. On November 1, 2004, the Circuit Court dismissed plaintiffs’ second amended complaint and allowed plaintiffs twenty days within which to serve and file a third amended complaint, failing which the action will be dismissed with prejudice.

On October 21, 2004, a complaint styled Quality Food Grade Carriers, Inc., et al. v. Leon Black, et al., Case No. 04-9491-A, was filed in the Circuit Court for Hillsborough County, Florida, naming as defendants QCI, Leon Black, and Apollo Management, L.P. On October 26, 2004, plaintiffs filed an amended complaint adding the Company as a defendant and alleging, among other things, that defendants fraudulently induced the last of a series of agreements with plaintiffs to pursue jointly a food transportation business. The amended complaint seeks unspecified damages exceeding $15,000.

On October 21, 2004, a complaint styled Quality Food Grade Carriers, Inc., et al. v. Tropicana Products, Inc., et al., Case No. 53-2004CA-004215, was filed in the Circuit Court for Polk County, Florida, naming as defendants, among others, certain customers of QCI or of Indian River Transport, the company to which the food transportation business was sold. The complaint alleges, among other things, that defendants interfered with plaintiffs’ agreement with QCI to lease certain trucks and trailers, and seeks unspecified damages exceeding $15,000. The Company and QCI have agreed to indemnify certain defendants in the action.

The Company believes that the plaintiffs’ allegations in each of the three Quality Food Grade Carriers actions are without merit and it intends to contest the actions vigorously. Each of the foregoing actions is at an early stage, and it is therefore impossible to determine the likelihood of any outcome or the amount or range of loss or possible loss, if any.

On October 27, 2004, the Company and QCI filed a complaint styled Quality Distribution, Inc. and Quality Carriers, Inc. v. Stephen Douglas Vaughan, Quality Food Grade Carriers, Inc., and Quality Fuel Control, Inc., Adversary Proceeding No. 04-0687, in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division. The complaint alleges claims for injunctive relief, tortious interference, defamation, and extortion under Florida’s Civil Remedies for Criminal Practices Act. On November 8, 2004, the Bankruptcy Court heard and granted the Company and QCI’s motion for preliminary injunction enjoining, among others, Stephen Douglas Vaughan, Quality Food Grade Carriers, Inc. and Quality Fuel Control, Inc., from making or otherwise publishing false and defamatory statements regarding the Company and QCI, their customers and shareholders, interfering with the Company and QCI, their customers and business relationships, and threatening the Company and QCI, their customers and shareholders. The Company intends to vigorously pursue the action, which is scheduled for trial on March 7, 2005. The Bankruptcy Court has found that the Company and QCI have a substantial likelihood of success on the merits of the claims in the complaint. However, the action is at an early stage, and it is therefore impossible to determine the likelihood of any outcome or the amount or range of recovery or possible recovery, if any.

The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no such routine litigation currently pending against it, if adversely determined, would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

PPI Investigation

In connection with the irregularities discovered at PPI, the Company anticipates paying costs relating to state insurance regulatory proceedings. The Company has accrued $2.7 million as its current estimate of these potential charges. Additionally, during the three and nine months ended September 30, 2004, the Company recorded $0.8 million and $4.8 million, respectively, in accounting and legal fees relating to the investigation at PPI, which are recorded in PPI professional fees.

7. GEOGRAPHIC SEGMENTS

The Company’s operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about the Company’s operations in different geographic areas for the three and nine months ended September 30, 2004 and 2003, is as follows (in thousands):

	Three months ended September 30, 2004
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$146,998	$11,412	$—	$158,410
Operating income	8,256	810	—	9,066
Identifiable assets	330,326	62,609	(11,080)	381,855
Depreciation and amortization	5,099	642	—	5,741
Capital expenditures	3,276	12	—	3,288

	Three months ended September 30, 2003
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$123,882	$21,514	$—	$145,396
Operating income	3,862	2,531	—	6,393
Depreciation and amortization	6,234	1,386	—	7,620
Capital expenditures	2,245	154	—	2,399

	Nine months ended September 30, 2004
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$433,627	$33,397	$—	$467,024
Operating income	9,466	3,636	—	13,102
Identifiable assets	330,326	62,609	(11,080)	381,855
Depreciation and amortization	15,566	2,069	—	17,635
Capital expenditures	8,313	33	—	8,346

	Nine months ended September 30, 2003
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Operating revenues	$395,208	$30,835	$—	$426,043
Operating income	21,065	3,462	—	24,527
Depreciation and amortization	20,358	2,386	—	22,744
Capital expenditures	5,567	668	—	6,235

	As of December 31, 2003
	U.S.	INTERNATIONAL	ELIMINATIONS	CONSOLIDATED
Identifiable assets	367,108	19,796	(12,713)	374,191

8. SUBSEQUENT EVENTS

During the fourth quarter we are reviewing our fleet requirements. We believe there may be a group of trailers, which may be in excess of our needs and may be held for sale. The Company believes this will generate cash and is the right decision for the shareholders, but we may incur a non-cash charge for impairment under the held for sale model, once all criteria are met. As of September 30, 2004, we tested for impairment under the held and used model and no impairment charge was deemed necessary.

9. GUARANTOR SUBSIDIARIES:

The 9% Senior Subordinated Notes issued by the Company’s wholly owned subsidiary, Quality Distribution LLC (“QD LLC”), and the Series B Floating Interest Rate Subordinated Term Notes due 2006 issued by the Company are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by all of the Company’s direct and indirect domestic subsidiaries (the “Guarantors”). In addition, the Company unconditionally guarantees on a senior subordinated basis the 9% Senior Subordinated Notes. Each of the Company’s direct and indirect subsidiaries, including QD LLC, is 100% owned. All foreign subsidiaries, including Levy Transport, Ltd., are not guarantors.

The Company conducts substantially all of its business through, and derives virtually all its income from, its subsidiaries. Therefore, the Company’s and QD LLC’s ability to make required principal and interest payments with respect to the Company’s indebtedness depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments. The subsidiary guarantors are direct and indirect wholly owned subsidiaries of QD LLC and have fully and unconditionally guaranteed the 9% Senior Subordinated Notes and the Series B Floating Interest Rate Subordinated Term Notes on a joint and several basis.

The Company has not presented separate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the above-mentioned notes.

The following condensed consolidating financial information for the Company, QD LLC and combined guarantor subsidiaries presents:

1. Balance Sheets as of September 30, 2004 and December 31, 2003.

2. Statements of Operations for the three months ended September 30, 2004 and September 30, 2003.

3. Statements of Operations for the nine months ended September 30, 2004 and September 30, 2003.

4. Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003.

5. Elimination entries necessary to consolidate the parent company and all its subsidiaries.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2004

(Unaudited - In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,008	$263	$—	$1,271
Accounts receivable, net	—	—	98,015	706	—	98,721
Current maturities of notes receivable from affiliates	—	—	1,292	—	—	1,292
Prepaid expenses	—	—	2,242	11	—	2,253
Prepaid tires	—	—	7,889	47	—	7,936
Other	—	—	2,603	6	—	2,609

Total current assets	—	—	113,049	1,033	—	114,082
Property and equipment, net	—	—	122,349	3,129	—	125,478
Goodwill	—	—	131,363	—	—	131,363
Intangibles, net	—	—	1,441	—	—	1,441
Notes receivable from affiliates	—	—	600	—	—	600
Other assets	—	100,000	8,887	4	(100,000)	8,891
Investment in subsidiaries	(8,550)	152,321	—	—	(143,771)	—

Total assets	$(8,550)	$252,321	$377,689	$4,166	$(243,771)	$381,855

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$68	$1,566	$—	$—	$—	$1,634
Accounts payable	—	—	17,810	—	—	17,810
Intercompany	15,659	(10,338)	6,005	(11,326)	—	—
Affiliates and independent owner-operators payable	—	—	13,398	—	—	13,398
Accrued expenses	—	—	72,282	332	—	72,614
Income taxes payable	—	—	27	1,540	—	1,567

Total current liabilities	15,727	(8,772)	109,522	(9,454)	—	107,023
Long-term indebtedness, less current maturities	—	269,643	—	—	—	269,643
Environmental liabilities	—	—	15,511	—	—	15,511
Other non-current liabilities	—	—	111,189	—	(100,000)	11,189
Deferred tax liability	—	—	(2,034)	2,967	—	933

Total liabilities	15,727	260,871	234,188	(6,487)	(100,000)	404,299
Minority interest in subsidiary	—	—	1,833	—	—	1,833
Stockholders’ equity (deficit):
Common stock	357,387	176,122	91,342	15,127	(282,591)	357,387
Treasury stock	(1,310)	—	—	—	—	(1,310)
Accumulated (deficit) retained earnings	(173,718)	19,524	63,249	(2,738)	(80,035)	(173,718)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(14,607)	(14,607)	(12,923)	(1,681)	29,211	(14,607)
Stock purchase warrants	73	—	—	—	—	73
Unearned compensation, restricted stock	(852)	—	—	—	—	(852)
Stock subscriptions receivable	(1,661)	—	—	—	—	(1,661)

Total stockholders’ equity (deficit)	(24,277)	(8,550)	141,668	10,653	(143,771)	(24,277)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(8,550)	$252,321	$377,689	$4,166	$(243,771)	$381,855

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2003

(In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$705	$250	$—	$955
Accounts receivable, net	—	—	77,459	(15)	—	77,444
Current maturities of notes receivable from affiliates	—	—	676	—	—	676
Prepaid expenses	—	—	3,474	92	—	3,566
Prepaid tires	—	—	7,812	166	—	7,978
Other	—	—	1,994	61	—	2,055

Total current assets	—	—	92,120	554	—	92,674

Property and equipment, net	—	—	131,381	6,580	—	137,961
Goodwill	—	—	131,232	—	—	131,232
Intangibles, net	—	—	1,402	—	—	1,402
Notes receivable from affiliates	—	—	1,051	—	—	1,051
Other assets	—	100,000	9,867	4	(100,000)	9,871
Investment in subsidiaries	(4,480)	153,838	—	—	(149,358)	—

Total assets	$(4,480)	$253,838	$367,053	$7,138	$(249,358)	$374,191

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$5,000	$1,759	$—	$—	$—	$6,759
Accounts payable	—	—	13,988	—	—	13,988
Intercompany	11,191	(16,191)	14,543	(9,543)	—	—
Affiliates and independent owner-operators payable	—	—	7,312	7	—	7,319
Accrued expenses	—	—	56,630	112	—	56,742
Income taxes payable	—	—	(299)	817	—	518

Total current liabilities	16,191	(14,432)	92,174	(8,607)	—	85,326
Long-term indebtedness, less current maturities	—	272,750	—	—	—	272,750
Environmental liabilities	—	—	19,689	—	—	19,689
Other non-current liabilities	—	—	113,712	—	(100,000)	13,712
Deferred tax liability	—	—	(1,480)	3,032	—	1,552

Total liabilities	16,191	258,318	224,095	(5,575)	(100,000)	393,029
Minority interest in subsidiary	—	—	1,833	—	—	1,833
Stockholders’ equity (deficit):
Common stock	357,580	176,122	99,463	15,127	(290,712)	357,580
Treasury stock	(1,258)	—	—	—	—	(1,258)
Accumulated (deficit) retained earnings	(169,569)	23,676	54,593	(601)	(77,668)	(169,569)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(14,689)	(14,689)	(12,931)	(1,758)	29,378	(14,689)
Stock purchase warrants	86	—	—	—	—	86
Unearned compensation, restricted stock	(1,502)	—	—	—	—	(1,502)
Stock subscriptions receivable	(1,730)	—	—	—	—	(1,730)

Total stockholders’ equity (deficit)	(20,671)	(4,480)	141,125	12,713	(149,358)	(20,671)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(4,480)	$253,838	$367,053	$7,138	$(249,358)	$374,191

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

Unaudited - (In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$132,295	$1,066	$—	$133,361
Other service revenues	—	—	16,960	237	—	17,197
Fuel surcharge	—	—	7,776	76	—	7,852

Total operating revenues	—	—	157,031	1,379	—	158,410
Operating expenses:
Purchased transportation	—	—	107,442	158	—	107,600
Compensation	—	—	14,424	416	—	14,840
Fuel, supplies and maintenance	—	—	8,247	389	—	8,636
Depreciation and amortization	—	—	5,444	297	—	5,741
Selling and administrative	—	—	4,590	27	—	4,617
Insurance	—	—	3,432	36	—	3,468
PPI professional fees	—	—	790	—	—	790
Other operating expenses	—	—	2,538	1,114	—	3,652

Operating income (loss)	—	—	10,124	(1,058)	—	9,066
Interest expense	—	5,611	—	(99)	—	5,512
Other expense	1	—	108	5	—	114

Income (loss) before taxes	(1)	(5,611)	10,016	(964)	—	3,440
Provision (benefit) for income taxes	—	(3,733)	3,889	533	—	689

Income (loss) before equity in earnings of subsidiaries	(1)	(1,878)	6,127	(1,497)	—	2,751
Equity in earnings of subsidiaries	2,752	4,630	—	—	(7,382)	—

Net income (loss)	$2,751	$2,752	$6,127	$(1,497)	$(7,382)	$2,751

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003

Unaudited - (In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$121,987	$1,934	$—	$123,921
Other service revenues	—	—	17,816	208	—	18,024
Fuel surcharge	—	—	3,369	82	—	3,451

Total operating revenues	—	—	143,172	2,224	—	145,396
Operating expenses:
Purchased transportation	—	—	93,859	344	—	94,203
Compensation	—	—	13,865	671	—	14,536
Fuel, supplies and maintenance	—	—	8,589	583	—	9,172
Depreciation and amortization	—	—	7,224	396	—	7,620
Selling and administrative	—	—	3,066	24	—	3,090
Insurance	—	—	7,532	63	—	7,595
Other operating expenses	—	—	2,620	167	—	2,787

Operating income (loss)	—	—	6,417	(24)	—	6,393
Interest expense	2,637	6,416	—	11	—	9,064
Interest expense, transaction fees	—	700	—	—	—	700
Other income	—	—	(155)	—	—	(155)

Income (loss) before taxes	(2,637)	(7,116)	6,572	(35)	—	(3,216)
Provision (benefit) for income taxes	—	(3,959)	4,069	10	—	120

Income (loss) before equity in earnings of subsidiaries	(2,637)	(3,157)	2,503	(45)	—	(3,336)
Equity in earnings of subsidiaries	(699)	2,458	—	—	(1,759)	—

Net income (loss)	$(3,336)	$(699)	$2,503	$(45)	$(1,759)	$(3,336)

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004

Unaudited - (In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$389,939	$4,050	$—	$393,989
Other service revenues	—	—	52,925	694	—	53,619
Fuel surcharge	—	—	19,145	271	—	19,416

Total operating revenues	—	—	462,009	5,015	—	467,024
Operating expenses:
Purchased transportation	—	—	314,033	610	—	314,643
Compensation	—	—	43,509	1,532	—	45,041
Fuel, supplies and maintenance	—	—	26,308	1,428	—	27,736
Depreciation and amortization	—	—	16,618	1,017	—	17,635
Selling and administrative	—	—	15,896	100	—	15,996
Insurance	—	—	18,909	147	—	19,056
PPI professional fees	—	—	4,843	—	—	4,843
Other operating expenses	—	—	7,710	1,262	—	8,972

Operating income (loss)	—	—	14,183	(1,081)	—	13,102
Interest expense	—	16,125	—	—	—	16,125
Other expense (income)	(3)	—	238	33	—	268

Income (loss) before taxes	3	(16,125)	13,945	(1,114)	—	(3,291)
Provision (benefit) for income taxes	—	(5,454)	5,717	595	—	858

Income (loss) before equity in earnings of subsidiaries	3	(10,671)	8,228	(1,709)	—	(4,149)
Equity in earnings of subsidiaries	(4,152)	6,519	—	—	(2,367)	—

Net income (loss)	$(4,149)	$(4,152)	$8,228	$(1,709)	$(2,367)	$(4,149)

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003

Unaudited - (In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$354,869	$5,674	$—	$360,543
Other service revenue	—	—	52,573	800	—	53,373
Fuel surcharge	—	—	11,800	327	—	12,127

Total operating revenues	—	—	419,242	6,801	—	426,043
Operating expenses:
Purchased transportation	—	—	267,319	950	—	268,269
Compensation	—	—	43,905	2,017	—	45,922
Fuel, supplies and maintenance	—	—	27,962	1,811	—	29,773
Depreciation and amortization	—	—	21,504	1,240	—	22,744
Selling and administrative	—	—	9,224	160	—	9,384
Insurance	—	—	16,677	181	—	16,858
Other operating expenses	—	—	8,168	398	—	8,566

Operating income	—	—	24,483	44	—	24,527
Interest expense	3,259	18,595	—	168	—	22,022
Interest expense, transaction fees	—	700	—	—	—	700
Foreign currency transaction loss	—	—	937	—	—	937
Other income	—	—	(200)	—	—	(200)

Income (loss) before taxes	(3,259)	(19,295)	23,746	(124)	—	1,068
Provision (benefit) for income taxes	—	(11,714)	12,006	68	—	360

Income (loss) before equity in earnings of subsidiaries	(3,259)	(7,581)	11,740	(192)	—	708
Equity in earnings of subsidiaries	3,967	11,548	—	—	(15,515)	—

Net income (loss)	$708	$3,967	$11,740	$(192)	$(15,515)	$708

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

Unaudited - (In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(4,149)	$(4,152)	$8,228	$(1,709)	$(2,367)	$(4,149)
Adjustments for non-cash charges	4,149	1,969	21,618	1,017	(7,499)	21,254
Changes in assets and liabilities	—	—	(15,935)	974	10,107	(4,854)

Net cash provided by (used in) operating activities	—	(2,183)	13,911	282	241	12,251

Cash flows from investing activities:
Capital expenditures	—	—	(8,313)	(33)	—	(8,346)
Acquisition of assets	—	—	(781)	—	—	(781)
Proceeds from asset dispositions	—	—	954	1,624	—	2,578

Net cash provided by (used in) investing activities	—	—	(8,140)	1,591	—	(6,549)

Cash flows from financing activities:
Net payments on the revolver	—	(2,000)	—	—	—	(2,000)
Payments of debt obligations	(4,932)	(1,301)	—	—	—	(6,233)
Deferred financing fees	—	(369)	—	—	—	(369)
Increase in book overdrafts	—	—	3,078	—	—	3,078
Other	17	—	—	—	—	17
Net change in intercompany balances	4,915	5,853	(8,538)	(1,783)	(447)	—

Net cash provided by (used in) financing activities	—	2,183	(5,460)	(1,783)	(447)	(5,507)

Net increase (decrease) in cash	—	—	311	90	(206)	195
Effect of exchange rate changes on cash	—	—	(8)	(77)	206	121
Cash, beginning of period	—	—	705	250	—	955

Cash, end of period	$—	$—	$1,008	$263	$—	$1,271

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003

Unaudited - (In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$708	$3,967	$11,740	$(192)	$(15,515)	$708
Adjustments for non-cash charges	(802)	(11,427)	44,186	1,647	(1,480)	32,124
Changes in assets and liabilities	94	—	(20,652)	(8,487)	16,995	(12,050)

Net cash provided by (used in) operating activities	—	(7,460)	35,274	(7,032)	—	20,782

Cash flows from investing activities:
Capital expenditures	—	—	(5,567)	(668)	—	(6,235)
Proceeds from other dispositions	—	—	1,459	369	—	1,828

Net cash used in investing activities	—	—	(4,108)	(299)	—	(4,407)

Cash flows from financing activities:
Net payments on the revolver	—	(10,230)	—	—	—	(10,230)
Payment of debt obligations	—	(1,646)	—	(3,730)	—	(5,376)
Deferred financing fees	—	—	(4,059)	—	—	(4,059)
Increase in book overdrafts	—	—	5,400	—	—	5,400
Other	—	8	(115)	—	—	(107)
Net change in intercompany balances	—	19,328	(30,821)	11,493	—	—

Net cash provided by (used in) financing activities	—	7,460	(29,595)	7,763	—	(14,372)

Net increase in cash	—	—	1,571	432	—	2,003
Effect of exchange rate changes on cash	—	—	(437)	20	—	(417)
Cash, beginning of period	—	—	284	377	—	661

Cash, end of period	$—	$—	$1,418	$829	$—	$2,247

FORM 10-Q

PART I — FINANCIAL INFORMATION

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

ITEM	2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We operate the largest dedicated bulk tank truck network in North America based on bulk service revenues, and we believe we have twice the revenues of our closest competitor in our primary chemical bulk transport market. The bulk tank truck market in North America includes all items shipped by bulk tank truck carriers and consists primarily of the shipping of chemicals, gasoline and food-grade products. We transport a broad range of chemical products and provide our customers with value-added services, including intermodal, transportation management, transloading, tank cleaning, dry-bulk hauling, leasing and other logistics services. We extensively utilize third-party affiliate terminals and owner-operator drivers in our core bulk service network. Our light-asset based operations enable us to minimize our capital investments and increase the flexibility of our cost structure, while providing superior localized customer service. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including Dow Chemical Company, Procter & Gamble Company, E.I. Dupont and PPG Industries, and we provide services to most of the top 100 chemical producers in the world with U.S. operations. We expect to grow as our customers continue to outsource more of their transportation management and logistics needs to full-service carriers.

Following the merger in 1998 of our predecessor companies, Chemical Leaman Corporation (“CLC”) and Montgomery Tank Lines (“MTL”), we began assembling in 2000 a new management team to guide the integration of CLC and MTL and position us for profitable future growth. Our new management team undertook several major initiatives designed to enhance our operating flexibility, upgrade and standardize our business processes, improve our customer service and increase our profitability. Some of these initiatives, which are described below, were initiated during 2002, and are now beginning to yield benefits as reflected in our revenue growth from $509.5 million in 2001 to $516.8 million in 2002 to $565.4 million in 2003 and from $426.0 million for the nine months ended September 30, 2003 to $467.0 million for the nine months ended September 30, 2004.

•	We significantly expanded the use of affiliate terminals and owner-operator drivers in our transformation to a more light-asset based business model. Revenues from our affiliate partners and owner-operator drivers accounted for 86.1%, 87.2% and 90.6% of our transportation revenues in 2001, 2002 and 2003, respectively, and for 90.2% and 91.6% for the nine months ended September 30, 2003 and 2004, respectively.

•	We installed a new order entry, dispatch and billing system, a new decision-support system and a new mobile satellite communication system.

•	We established new standard operating procedures for customer service and safety and implemented a new field operating structure.

•	We added several terminals and tank wash facilities in strategic locations to fill out our core bulk network.

•	We began offering additional complementary, value-added services that offer attractive growth potential, including intermodal services and third-party logistics.

•	We implemented a new yield management system and other profit improvement initiatives.

•	We sold a non-core petroleum, mining, and glass trucking business.

•	We sold certain assets of PPI.

We believe that we will realize significant additional financial benefits from these and other strategic initiatives. As a result of the difficulties experienced in 2004 in connection with or following the disclosure of the PPI irregularities, we have restructured and strengthened our senior management team.

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share, and the amount spent on tank truck transportation as opposed to other modes of transportation such as rail. The volume of shipments of chemical products are, in turn, affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. Additionally, we also provide leasing, tank cleaning, transloading and warehousing which are presented as other service revenue. We also broker insurance products for drivers and affiliates through an independent third party.

The principal components of our operating costs include purchased transportation, salaries, wages, benefits, annual tractor and trailer maintenance costs, insurance, technology infrastructure and fuel costs. We believe our use of affiliates and owner-operators provides a more flexible cost structure, increases our asset utilization and increases our return on invested capital. The expanded use of affiliates and owner-operator drivers results in a more variable operating-cost business since affiliates and owner-operators are paid fixed, contracted percentages of revenue, which affords us some protection against a business decline and lower pricing. We believe that the entrepreneurial nature of our affiliate and owner-operator model enables us to achieve higher productivity and better cost control on an overall basis when compared to company-owned operations.

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

We believe the most significant factors to achieving future business growth are the ability to (a) recruit and retain drivers, especially given the new hours-of-service regulations, (b) add new affiliates, and (c) further expand our existing network by adding new customers and obtaining additional business from existing customers. Nine new affiliates have been added since the end of 2002 providing incremental revenues of $17.4 million for the nine months ended September 30, 2004.

On November 13, 2003, we consummated our initial public offering (the “IPO”) of 7,875,000 shares of our common stock at $17.00 per share. On this date, we sold an additional 25,000 shares of common stock to an existing shareholder for $11.63 per share as a result of the exercise of his preemptive rights in connection with the conversion of our 13.75% Mandatorily Redeemable Preferred Stock (“Redeemable Preferred Stock”) to common stock. Our subsidiary, Quality Distribution, LLC (“QD LLC”) concurrently consummated (a) the private offering of $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2010, and (b) the entry into a new credit facility consisting of a $140 million delayed-draw term loan facility, a $75 million revolving credit facility and a $20 million pre-funded letter of credit facility. We utilized the proceeds from these transactions to repay all of our previous debt, except for $7.5 million of floating interest rate notes, our $5.0 million overdraft line of credit facility, and our outstanding capital leases. During 2004 and going forward, we expect our interest expense to decrease from historical levels due to the reduction of outstanding debt and the reduction of interest rates from the previously outstanding debt. We believe that our capital structure provides us the flexibility necessary to continue expanding our scope of service capabilities, providing us the ability to be a full-service provider to companies looking to outsource their transportation-management and logistics needs.

On July 13, 2004, we sold certain assets of PPI including accounts, customer lists, client lists and insurance contracts. These assets were related to the business of offering insurance to individuals who are not owner-operators, affiliates and fleet owners doing business regularly with us (“QDI Persons”). The sales price was $0.6 million with $0.5 million paid at closing and the remaining $0.1 million to be paid in equal monthly installments over twelve months. We may receive an additional amount of up to $0.4 million in September of 2006 based on the excess of the buyer’s annual revenues from this business, as defined in the sales agreement, over $0.5 million. The Company recorded a loss of $0.2 million related to this transaction in the third quarter of 2004.

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

On August 30, 2004, we sold certain assets, primarily tractors and trailers related to the glass transportation business of Levy Transport Ltd., for $1.5 million. We recorded a loss of $1.1 million on the sale of these assets, as well as additional tax expense of $0.5 million in the third quarter of 2004.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. We believe the following are the critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual experience may differ from these estimates.

Property and Equipment—Property and equipment expenditures, including tractor and trailer rebuilds that extend the useful lives of such equipment, are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets to an estimated salvage value. Annual depreciable lives are 10-25 years for buildings and improvements, 5-15 years for tractors and trailers, 7 years for terminal equipment, 3-5 years for furniture and fixtures and 3-10 years for other equipment and software. Tractor and trailer rebuilds, which are recurring in nature and extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 5 to 10 years, based on the type and extent of these rebuilds. Maintenance and repairs are charged directly to expense as incurred. Management estimates the useful lives of these assets based on historical trends and the age of the assets when placed in service, and any changes in the actual lives could result in material changes in the periodic depreciation and resulting net book value of these assets. Additionally, we estimate the salvage values of these assets based on historical sales of disposals, and any changes in the actual salvage values could also affect the periodic depreciation and resulting net book value of these assets.

Furthermore, we evaluate the recoverability of our long-lived assets whenever adverse events or changes in the business climate indicate that the expected undiscounted future cash flows from the related category of assets may be less than previously anticipated. If the net book value of the related category of assets exceeds the undiscounted future cash flows of the category of assets, the carrying amount would be reduced to the fair value and an impairment loss would be recognized. This analysis requires us to make significant estimates and assumptions in projecting future cash flows, and changes in facts and circumstances could result in material changes in the amount of any impairment losses.

Goodwill—Goodwill and other intangibles are reviewed for impairment annually and whenever events or circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events or circumstances indicate possible impairment. We identified three reporting units: transportation operations, insurance operations and Mexican operations. We allocated goodwill to the transportation operation as it primarily resulted from the acquisition of Chemical Leaman Corporation in 1998. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill. We performed our annual assessment during the second quarter of 2004. We used a combination of discounted cash flows and valuation of our capital structure to estimate the fair value. Projections for future cash flows were based on our recent operating trends. If actual cash flows turn out to be significantly less than projections, then the impairment analysis could change, possibly resulting in future impairment charges.

Deferred tax assets—We use the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of September 30, 2004, management has deemed it appropriate to establish a 100% valuation allowance against the deferred tax assets. Any change in the actual future results of operations could impact the valuation of the net deferred tax asset.

Environmental liabilities—We have reserved for potential environmental liabilities based on the best estimates of potential clean-up and remediation estimates for known environmental sites. We employ a staff of environmental professionals to administer all phases of our environmental programs and use outside experts where needed. These professionals develop estimates of potential liabilities at these sites based on projected and known remediation costs. These cost projections are determined through previous experiences with other sites and through bids from third-party contractors. Management believes current reserves are reasonable based on current information.

Accident claims reserves— We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5 million per incident for auto liability and $1 million for workers’ compensation for periods after September 15, 2002. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. In developing liability reserves, we rely on professional third-party claims administrators, insurance company estimates, the judgment of our own risk management department personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Revenue recognition—Transportation revenues, including fuel surcharges, and related costs are recognized on the date the freight is delivered. Other service revenues, consisting primarily of lease revenues from affiliates, owner-operators and third parties, are recognized ratably over the lease period. Tank wash revenues are recognized when the wash is performed. Insurance brokerage revenues are recorded as a contractual percentage of premiums received ratably over the period that the insurance covers. As a result of the irregularities at PPI, we have recognized all revenues, including the premiums for the insurance policies that were not renewed with third-party insurance carriers in connection with the restatement at PPI, on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted by our customers.

Allowance for uncollectible receivables—The allowance for all potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by our management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators and affiliates. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Historically, our actual losses have been consistent with these allowances.

Pension Plans—We maintain two noncontributory defined-benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Both plans are frozen, and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions such as discount rates (6.25%) and assumed rates of return (7.50%). Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans, and other factors.

The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds, plus an assumption of future inflation. The current investment policy target asset allocation is 60% equities and 40% bonds, and the current inflation assumption is 3%. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As required by GAAP in the United States, the effects of the modifications are amortized over future periods. Based on the information provided by our independent actuaries and other relevant sources, we believe that the assumptions used are reasonable.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance in determining (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (or other existing authoritative guidance), or, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. Adoption of this standard during the first quarter of 2004 did not have a material impact on our financial reporting.

In May 2003, the Emerging Issues Task Force issued Consensus No. 03-6, “Participating Securities and the Two-class Method under FASB No. 128, Earnings Per Share” (“EITF 03-6”). EITF 03-6 considers how a participating security should be defined for purposes of applying paragraphs 60 and 61 of FASB Statement No. 128, and whether paragraph 61 of FASB Statement No. 128 requires an entity to use the two-class method in computing EPS based on the presence of a non-convertible participating security, regardless of the characteristics of that participating security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have an impact on the Company’s financial reporting.

The FASB is amending FASB Statement No. 128 to make it consistent with International Accounting Standard 33, Earnings per Share (IAS 33), and make EPS computations comparable on a global basis. The revised standard changes the calculation of diluted EPS surrounding the application of the treasury stock method for share contracts such as options or warrants and eliminating the ability to overcome the presumption of share settlement for contracts that may be settled in either cash or shares of stock. Additionally, shares that will be issued upon conversion of a mandatorily convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that conversion becomes mandatory. The amended standard is expected to be issued in the fourth quarter and will be effective for all periods ending after December 15, 2004. Retrospective application for all periods presented would be required. The Company has not determined the effect of this pronouncement.

RESULTS OF OPERATIONS

The following table presents certain condensed consolidated financial information for the three months ended September 30, 2004 and September 30, 2003 and for the nine months ended September 30, 2004 and September 30, 2003 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	% of Revenues	2003	% of Revenues	2004	% of Revenues	2003	% of Revenues
Total operating revenues	$158,410	100.0%	$145,396	100.0%	$467,024	100.0%	$426,043	100.0%

Operating expenses:
Purchased transportation	107,600	67.9	94,203	64.8	314,643	67.4	268,269	63.0
Compensation	14,840	9.4	14,536	10.0	45,041	9.7	45,922	10.8
Fuel, supplies and maintenance	8,636	5.5	9,172	6.4	27,736	5.9	29,773	7.0
Depreciation and amortization	5,741	3.6	7,620	5.2	17,635	3.8	22,744	5.3
Selling and administrative	4,617	2.9	3,090	2.1	15,996	3.4	9,384	2.2
Insurance	3,468	2.2	7,595	5.2	19,056	4.1	16,858	3.9
PPI professional fees	790	0.5	—	—	4,843	1.0	—	—
Other operating expenses	3,652	2.3	2,787	1.9	8,972	1.9	8,566	2.0

Operating income	$9,066	5.7%	$6,393	4.4%	$13,102	2.8%	$24,527	5.8%

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues. For the quarter ended September 30, 2004, revenues totaled $158.4 million, an increase of $13.0 million, or 9.0%, from revenues of $145.4 million for the same period in 2003. Transportation revenue increased $9.4 million, or 7.6%. At the end of 2003, we acquired the liquid tank business of one of our competitors, which provided $2.3 million of additional revenue for the third quarter of 2004. Since the end of 2002, nine new affiliates joined us providing approximately $4.6 million of incremental revenue in the third quarter of 2004. The remainder of the increase is attributable to stronger demand from existing customers, additional new business secured during the past twelve months and rate increases.

Other service revenues decreased $0.8 million, or 4.6%. This reduction was due to a decrease in revenues of $1.9 million at our PPI subsidiary due to our premium revenues decreasing after the sale of certain assets of PPI. That was partially offset by tractor and trailer rental revenues, which increased by $0.6 million as a result of converting company-owned terminals to affiliate and adding new affiliates. Fuel surcharge was higher in the third quarter of 2004 than the same quarter in 2003 by $4.4 million as a result of higher fuel prices and volume increases.

Operating expenses. The increase in purchased transportation was due to higher revenues and the impact of several conversions of company terminals to affiliates during 2003. As terminals are converted, we reduce overhead expense as well as fuel, supplies and maintenance expense and increase purchased transportation expense, representing the affiliates’ percentage split of revenues. This accounts for the reduction in fuel, supplies and maintenance expense as well. Additionally, $0.5 million of operating expenses related to our orange juice transportation operations that we sold on August 15, 2004, were included in purchased transportation.

Compensation expense increased $0.3 million, or 2.1%. The increase is primarily due to an increase of $0.8 million in corporate overhead compensation and pension expense related to the two non-contributory defined benefit plans and the multi-employer plans. This increase was offset by a reduction of $0.4 million in compensation due to the sale of certain assets of PPI and the Levy glass division during the third quarter of 2004. Depreciation expense decreased $1.9 million, or 24.7%, as a result of a large group of assets becoming fully depreciated at the end of 2003. PPI professional fees represent $0.8 million of legal fees incurred during the third quarter of 2004.

Selling and administrative expenses increased $1.5 million, or 49.4%. This increase is attributable to an increase of $0.8 million in professional and other fees related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and legal costs incurred in defending against various legal proceedings other than PPI and $0.7 million of additional environmental expenses.

Insurance expense decreased $4.1 million, or 54.4%, due to the sale of the PPI assets and the outsourcing of the insurance-related services offered to QDI’s affiliates, owner-operators, and fleet owners.

Other operating expenses increased $0.9 million or 31.0%. This increase is primarily due to a net loss on disposal of assets of $1.4 million, consisting of $1.1 million related to the sale of the assets of the Levy glass division, $0.4 million on the disposal of excess trailers, $0.2 million related to the sale of certain PPI assets offset by a gain of $0.3 million related to the sale of the orange juice business. Additionally, the other operating expenses decreased by $0.5 million as a result of converting company terminals to affiliate operations.

Operating income and margin. For the quarter ended September 30, 2004, operating income totaled $9.1 million, an increase of $2.7 million, or 41.8%, compared to operating income of $6.4 million for the same period in 2003. The operating margin for the quarter ended September 30, 2004, was 5.7% compared to 4.4% for the same period in 2003 as a result of the above items.

Interest expense. Interest expense decreased by $4.3 million in the third quarter of 2004 compared to the same period in 2003 as a result of the reduction of debt from the IPO and concurrent debt refinancing. Additionally, interest expense for the third quarter 2003 included $0.7 million of transaction fees incurred in a debt offering that was not effected.

Income taxes. The provision for income taxes increased by $0.6 million in the third quarter of 2004 compared to the same period in 2003 primarily due to the Canadian taxes related to the sale of the Levy Glass assets. The provision also includes state franchise and foreign taxes.

Net income. For the quarter ended September 30, 2004, our net income was $2.8 million compared to net loss of $3.3 million for the same period last year.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues. For the nine months ended September 30, 2004, revenues totaled $467 million, an increase of $41.0 million, or 9.6%, from revenues of $426.0 million for the same period in 2003. Transportation revenue increased $33.4 million, or 9.3%. At the end of 2003, we acquired the liquid tank business of one of our competitors, which provided $7.0 million of additional revenue for the first nine months of 2004. Since the end of 2002, nine new affiliates joined us providing approximately $17.4 million of incremental revenue in the nine months ended September 30, 2004. The remainder of the increase is attributable to stronger demand from existing customers, additional new business secured during the past twelve months and rate increases.

Other service revenues increased $0.2 million, or 0.5%. This increase was due to the following: (a) an increase of $3.1 million in tractor and trailer rental revenues as a result of our converting company-owned terminals to affiliates and adding new affiliates, (b) an increase of $0.8 million in tank wash revenue, (c) an increase of $0.3 million in transloading revenue, and (d) an increase of $0.6 million in warehousing revenues. These increases totaling $4.8 million were offset by a decrease in revenues of $4.3 million at PPI due to a decline in business volume after the irregularities were disclosed and our premium revenues decreasing as a result of the sale of certain assets of PPI in July. Fuel surcharge was higher in the first nine months of 2004 than the same period in 2003 by $7.3 million as a result of higher fuel prices and volume increases.

Operating expenses. The increase in purchased transportation was due to higher revenues and the impact of several conversions of company terminals to affiliates during 2003. As terminals are converted, we reduce overhead expense as well as fuel, supplies and maintenance expense and increase purchased transportation expense, representing the affiliates’ percentage split of revenues. This accounts for the reduction in fuel, supplies and maintenance expense as well. Additionally, $2.5 million of start-up costs and operating losses related to our orange juice transportation operations were included in purchased transportation.

Depreciation expense decreased $5.1 million, or 22.5%, as a result of a large group of assets becoming fully depreciated at the end of 2003. PPI professional fees represent $4.8 million of legal and accounting fees incurred during the first nine months of 2004.

Compensation expense decreased $0.9 million, or 1.9%. The reduction is primarily due to a decrease of $2.7 million as a result of converting company owned terminals to affiliates, the sale of the Levy glass division, the closure of a few tank wash facilities and the sale of the PPI business. This reduction was offset by an increase of $0.4 million in pension expense related to the two non-contributory defined benefit plans and the multi-employer plans and an increase of $1.4 million of the overhead compensation.

Selling and administrative expenses increased $6.6 million, or 70.5%. This increase is primarily attributable to the recording of $4.1 million in environmental expense. This expense increased our reserve for the West Caln Township, PA site as the result of the recent discovery of additional contaminated soils requiring more extensive remediation than previously projected. Also included in selling and administrative expenses is an increase of $0.8 million in professional fees related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, $1.0 million of additional legal costs incurred in defending against legal proceedings and $0.7 million of additional environmental expenses.

Insurance expense increased $2.2 million, or 13.0%, due to an increase in insurance reserves of $7.0 million resulting from adverse developments in cases and a net increase of $1.5 million to reserve for new cases. These increases were offset by a $6.3 million decrease in PPI expenses as the nine months ended September 30, 2003, included expenses for the establishment of reserves on uninsured claims.

Other operating expenses increased $0.4 million or 4.8%. This increase is primarily due to a net loss on disposal of assets of $1.3 million. This loss includes a loss of $1.1 million related to the sale of the Levy glass division, a $0.3 million loss on the disposal of excess trailers, a loss of $0.2 million related to the sale of the PPI business, and a gain of $0.3 million related to the sale of the orange juice business. Additionally, other operating expenses decreased by $0.9 million as a result of converting company terminals to affiliate operations.

Operating income and margin. For the nine months ended September 30, 2004, operating income totaled $13.1 million, a decrease of $11.4 million, or 46.6%, compared to $24.5 million for the same period in 2003. The operating margin for the nine months ended September 30, 2004, was 2.8% compared to 5.8% for the same period in 2003, as a result of the above items.

Interest expense. Interest expense decreased by $6.6 million in 2004 compared to 2003 as a result of the reduction of debt from the IPO and concurrent debt refinancing. Additionally, interest expense for the nine months ended September 30, 2003, included $0.7 million of transaction fees incurred in a debt offering that was not effected.

Income taxes. The provision for income taxes increased by $0.5 million in 2004 compared to 2003 primarily due to the Canadian taxes related to the sale of the Levy Glass assets. The provision also includes state franchise and foreign taxes.

Net income. For the nine months ended September 30, 2004, our net loss was $4.1 million compared to net income of $0.7 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Net cash provided by operating activities was $12.3 million for the nine months ended September 30, 2004, compared to $20.8 million for the same period in 2003. The decrease was primarily due to the payment of $2.5 million of start-up costs and operating losses related to our former orange juice transportation operations and $4.8 million of PPI professional fees related to the investigation of the irregularities identified at PPI. The remainder of the decrease is explained by an increase in working capital due to higher revenue.

Cash used in investing activities totaled $6.5 million for the nine month period ended September 30, 2004, compared to $4.4 million used for the comparable 2003 period. This increase of $2.1 million is mainly the result of an increase in capital expenditures of $2.1 million in 2004 versus 2003 and the purchase of a tank wash facility in 2004 for $0.7 million. These increases were offset by an increase of $0.8 million in proceeds from asset dispositions.

Cash used in financing activities increased from a net use of $14.4 million during the nine months ended September 30, 2003, to a net use of $5.5 million for the same period in 2004. During 2004, we made a net paydown of debt of $8.2 million versus a net paydown in 2003 of $15.6 million. Of that paydown, $5.0 million represents proceeds from an overdraft line of credit, which was re-borrowed in the fourth quarter of 2004. Additionally, our book overdraft increased $3.1 million in 2004 versus $5.4 million in 2003.

On November 13, 2003, we consummated our initial public offering of 7,875,000 shares of our common stock at $17.00 per share. On this date, we sold an additional 25,000 shares of common stock to an existing shareholder for $11.63 per share as a result of the exercise of his preemptive rights in connection with the preferred stock conversion. The registered shares represented approximately 40% of our outstanding shares with the remaining shares being owned by affiliates of Apollo Management, LP and former members of management.

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

Our primary cash needs consist of capital expenditures and debt service under our credit agreement, the QD LLC Notes, and the Floating Rate Notes. We incur capital expenditures for the purpose of replacing older tractors and trailers, purchasing new tractors and trailers, and maintaining and improving infrastructure. The following is a schedule of our long-term contractual commitments, including current portion of our long-term indebtedness at September 30, 2004, over the periods we expect them to be paid (dollars in thousands):

	Balance at September 30, 2004	Remainder 2004	1–3 YEARS	3–5 YEARS	GREATER THAN 5 YEARS
Operating leases	$—	$1,200	$11,176	$1,283	$533
Unconditional purchase commitment	—	—	1,800	—	—
Total indebtedness, including capital lease obligations	271,277	527	11,700	134,050	125,000

Total	$271,277	$1,727	$24,676	$135,333	$125,533

Additionally, as of September 30, 2004, we had $27.0 million of environmental liabilities, $10.0 million of pension plan obligations and $35.8 million of insurance claim obligations that we expect to pay out during the next five to seven years. We also had $37.3 million in letters of credit outstanding. Environmental payments are dependent upon external factors, including government approval of remediation plans and government testing or approval of work performed, which are necessary to proceed with further remediation. Pension plan payments are determined annually for the next fiscal year as the estimates of the discount rate and expected return on plan assets is subject to change (and has historically changed) on an annual basis. Insurance claim payments are dependent on external factors including the progression of a claim through the legal system. Most of our letters of credit are issued to insurance companies in support of payments of outstanding claims.

During April 2004, new legislation, the Pension Funding Equity Act, was enacted allowing companies to use higher-yield corporate bond rates instead of Treasury bonds to calculate their pensions’ projected assets. Utilizing the new formula, the Company reduced its estimate of expected contributions to $4.2 million during fiscal 2004. The company has contributed $3.3 million as of September 30, 2004, and expects to pay $0.9 million during the fourth quarter of 2004.

The following is a schedule of our indebtedness, including our capital lease obligations at September 30, 2004, over the periods we are required to pay such indebtedness (dollars in thousands):

	Term	Revolver	QD LLC Notes	Series B Floating Interest Rate Notes	Capital Lease Obligations	Overdraft Line of Credit	Total
2004	$350	$—	$—	$—	$109	$68	$527
2005	1,400	—	—	—	—	—	1,400
2006	1,400	—	—	7,500	—	—	8,900
2007	1,400	—	—	—	—	—	1,400
Thereafter	134,050	—	125,000	—	—	—	259,050

	$138,600	$—	$125,000	$7,500	$109	$68	$271,277

As of September 30, 2004, we were in compliance with the financial covenants in our credit agreement. However, continued compliance with these requirements could be affected by changes relating to economic factors, market uncertainties, or other events as described under “FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS.” There can be no assurance that we will be able to comply with such revised financial covenants. We currently believe that we will be in compliance with the covenants in the credit facility for the next 12 months.

We believe that based on current levels of operations and anticipated growth, our cash flow from operations, together with available sources of liquidity, including borrowings under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including obligations under our credit agreement and satisfy other long-term contractual projection commitments for the next twelve months.

However, for periods extending beyond 12 months, if our operating cash flow and borrowings under the revolving credit facility are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we will be required to seek alternative plans. These alternatives would likely include another restructuring or refinancing of our long-term debt, the sale of a portion or all of our assets or operations, or the sale of additional debt or equity securities. If these alternatives are not available in a timely manner or on satisfactory terms, or are not permitted under our existing agreements, we may default on some or all of our obligations. If we default on our obligations, including our financial covenants required to be maintained under the new credit facility, and the debt under the indenture for the new notes were to be accelerated, our assets may not be sufficient to repay in full all of our indebtedness, and we may be forced into bankruptcy.

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

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report along with other documents that are publicly disseminated by the Company and oral statements that are made on behalf of the Company contain or might contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995, as amended. All statements included in this report and in any subsequent filings made by the Company with the Securities and Exchange Commission, other than statements of historical fact, that address activities, events or developments that the Company or management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent the Company’s reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause the Company’s actual results and financial position to differ materially. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of the plans and objectives of the Company and its management, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “seeks,” “plans,” “intends,” “anticipates,” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks and other factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and the additional factors set forth below:

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

Economic Factors - The trucking industry has historically been viewed as a cyclical industry due to various economic factors over which we have no control such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, including changes in fuel taxes, changes in license and regulation fees, toll increases, interest rate fluctuations, downturns in customers’ business cycles and the U.S. economy generally, and shipping requirements.

Dependence on Affiliates and Owner-Operators - A reduction in the number of affiliates or owner-operators whether due to capital requirements or the expense of obtaining or maintaining equipment or otherwise could have a material adverse impact on our operations and profitability. Likewise, a reduction in our freight revenue rates could lessen our ability to attract and retain owner-operators, affiliates and company drivers.

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

Litigation and Investigations – The final outcome of state regulatory investigations into the insurance irregularities and any other governmental investigations or legal proceedings initiated against us has not been determined and could have a material adverse effect on our results of operations and profitability.

Anti-Terrorism Measures - In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. Moreover, large trucks carrying toxic chemicals are a potential terrorist target, and we will be obligated to take measures, including possible capital expenditures, to harden our trucks. Such existing measures and future measures may have significant costs, which a motor carrier, such as we, is required to bear.

Internal Controls - We are expending significant resources in developing the necessary documentation and testing procedures required by Section 404. Still, we cannot be certain as to the timing of completion or result of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are unable to complete our evaluation, testing and remediation actions within a timely manner, our independent registered certified public accounting firm may not have sufficient time to evaluate and test our controls. If management’s assessment does not conclude that our internal controls over financial reporting are effective as of December 31, 2004, this could adversely reflect on the reliability of our internal controls over financial reporting. If we fail to comply with the requirements imposed by Section 404 or fail to maintain effective internal controls, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Other important factors that could cause our actual results to be materially different from the forward-looking statements include general economic conditions, cost and availability of diesel fuel, adverse weather conditions and competitive rate fluctuations.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes primarily through our variable-rate borrowings under QD LLC’s credit facility. Interest rates for the revolving credit facility are based, at QD LLC’s option, on either the administrative agent’s base rate plus 2.50% or upon the Eurodollar rate plus 3.50%, and interest rates for the term loan are based, at QD LLC’s option, upon the administrative agent’s base rate plus 2.0% or upon the Eurodollar rate plus 3.0% in each case subject to reductions in the applicable margins for the revolving credit facility and term loan only if we reduce our total consolidated leverage below certain levels. Additionally, we have $7.5 million of floating interest rate subordinated term notes with interest rates of LIBOR plus 4.81%. A 10% increase in the current per annum interest rate would result in $0.2 million and $0.6 million additional interest expense for the three and nine months ended September 30, 2004, respectively.

We may incur economic losses due to adverse changes in foreign currency exchange rates, primarily with fluctuations in the Canadian dollar. A 10% adverse change in foreign currency exchange rates would not have a material impact on our results of operation. At September 30, 2004, we had no active foreign currency hedge agreements.

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. As of September 30, 2004, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4 — CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. As of the end of the third quarter, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures are effective.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures, including our internal controls and procedures for financial reporting, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As discussed in Item 9A. “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, a material weakness was identified during 2003 in connection with the irregularities discovered at PPI. On July 13, 2004, the Company sold certain rights, assets and obligations related to the business of offering insurance-related services to people not affiliated with the Company and entered into a service agreement in which the servicer will provide insurance-related services to people affiliated with the Company. Therefore, going forward, PPI disclosure controls will be limited to accounting for limited transactions, including activity in reserves and claims related to the uninsured policies identified during the investigation of the irregularities at PPI and the recording of the Company’s percentage of servicing revenues. These activities have been transferred to the corporate accounting department in Tampa, Florida. The Company’s Chief Executive Officer and Chief Financial Officer believe that the above activities have corrected the material weakness identified.

There have been no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation. In addition, there have been no changes in the Company’s internal control over financial reporting that have occurred during the Company’s most recent fiscal quarter, other than the continuing impact of the corrective actions discussed above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require us to include an internal control report from management in our Annual Report on Form 10-K for the year ending December 31, 2004, and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting; (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting; (3) management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective; and (4) a statement that our independent registered certified public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate our internal controls over financial reporting. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required, such as implementing a new general purchase order system, better controls for acquisition and disposal of fixed assets, and improved controls around invoicing and billing; (iii) validate, through testing, that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe that our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

The Company is expending significant resources in developing the necessary documentation and testing procedures required by Section 404. Still, we cannot be certain as to the timing of completion or result of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. There can be no assurance that the Company will be able to comply with the requirements of Section 404 in a timely manner. If we are unable to complete our evaluation, testing and remediation actions within a timely manner, our independent registered certified public accounting firm may not have sufficient time to evaluate and test our controls. If management’s assessment does not conclude that our internal controls over financial reporting are effective as of December 31, 2004, this could adversely reflect on the reliability of our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

On February 24, 2004, a putative class action lawsuit titled Meigs v. Quality Distribution, Inc., et al., was filed in the United States District Court for the Middle District of Florida, Tampa Division, against QDI, Thomas L. Finkbiner, QDI’s President, Chief Executive Officer and Chairman of the Board, and Samuel M. Hensley, QDI’s former Senior Vice President and Chief Financial Officer. The plaintiff purports to represent a class of purchasers of QDI’s common stock traceable to its November 2003 initial public offering. The complaint alleges that, in connection with the IPO, QDI filed a registration statement with the SEC that incorporated a materially false or misleading prospectus. Specifically, the complaint alleges that the prospectus materially overstated QDI’s financial results for the years ended December 31, 2001, December 31, 2002, and the nine months ended September 30, 2003. In addition, the complaint alleges that these financial statements were not prepared consistently with generally accepted accounting principles. Accordingly, it asserts claims (and seeks unspecified damages) against all defendants based on alleged violations of Section 11 of the Securities Act of 1933 and against Mr. Finkbiner and Mr. Hensley as “control persons,” under the Securities Act’s Section 15 by virtue of their positions at QDI.

On May 11, 2004, the Court consolidated Meigs with a substantially identical action titled Cochran v. Quality Distribution, Inc., also pending in the United States District Court for the Middle District of Florida. On June 28, 2004, the Court appointed Jemmco Investment Management LLC as lead plaintiff under the Private Securities Litigation Reform Act of 1995. Plaintiffs currently must file a consolidated amended complaint on or before December 1, 2004.

A second suit, Steamfitters Local 449 Pension & Retirement Security Funds v. Quality Distribution, Inc., et al., was filed in the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, on March 26, 2004. In addition to QDI, Mr. Finkbiner and Mr. Hensley, the suit names as defendants the other signatories to the registration statement, namely QDI directors Anthony R. Ignaczak, Joshua J. Harris, Michael D. Weiner, Marc J. Rowan, Marc E. Becker, and Donald C. Orris, and three of QDI’s IPO underwriters, Credit Suisse First Boston LLC, Bear, Stearns & Co. Inc., and Deutsche Bank Securities Inc. The Steamfitters complaint alleges substantially identical facts to those in the Meigs complaint and also includes the same claims, plus an additional claim for rescission or damages based on an alleged violation of Section 12 of the Securities Act.

On April 28, 2004, the defendants removed the action to the United States District Court for the Middle District of Florida. On June 25, 2004, that court remanded the case to state court. On August 26, 2004, the United States Court of Appeals for the Eleventh Circuit dismissed defendants’ appeal from the remand order for lack of jurisdiction. Defendants moved for reconsideration of the court’s dismissal order. On or about November 15, 2004, the Eleventh Circuit denied the Company’s motion for reconsideration. The parties have agreed that the defendants’ response to the complaint is currently due on or before November 30, 2004.

The actions’ allegations stem from the disclosures in a Form 8-K that QDI filed on February 2, 2004, stating that QDI had discovered irregularities at Power Purchasing, Inc., a non-core subsidiary that, through its subsidiary, American Transinsurance Group, Inc. (collectively, “PPI”), primarily assisted independent contractors in obtaining various lines of insurance, for which PPI derived fees as an insurance broker.

On July 14, 2004, QDI’s Board of Directors received a letter from a putative QDI shareholder demanding that the Company take steps to remedy alleged mismanagement, breach of fiduciary duty, and corporate waste arising from the PPI irregularities. The letter also demands that the Company file a professional malpractice suit against its outside independent registered certified public accounting firm, PricewaterhouseCoopers LLP. By letter dated July 21, 2004, the Company has requested certain information from the putative shareholder and has not received a response. The Company is conducting an investigation of the matters that are the subject of the July 14, 2004 letter.

The Company carries management liability and Company reimbursement insurance policies for the relevant period, which provide for aggregate coverage of $20 million and has notified the insurance carriers of the lawsuits. The carriers have not yet confirmed or denied coverage. Moreover, the Company makes no comment as to whether the insurance will be sufficient to cover the alleged damages claimed by plaintiffs or any as yet unasserted claims against the Company.

On October 18 and 19, 2004, the Company, its insurance carriers, counsel to the plaintiffs in aforementioned lawsuits, and other interested persons engaged in a mediation in an attempt to resolve all of the pending and threatened litigation. Thereafter, on October 29, 2004, plaintiffs in Meigs submitted to the court an unopposed motion for extension of time to file a consolidated amended complaint, stating that the parties had made substantial progress toward resolving their disputes. The court granted this motion, and the consolidated amended complaint is now due on or before November 30, 2004. The Company intends to continue to pursue settlement discussions. There can be no assurance that a binding settlement can be reached on terms and conditions satisfactory to the Company or that the final outcome of these lawsuits will not have a material adverse effect on the Company.

Due to the uncertainty surrounding the litigation, the Company has not accrued any loss as it is not probable and estimable at the present time.

In response to our voluntary disclosure to SEC officials and various state government authorities and regulators in February 2004 concerning the irregularities at PPI, the SEC and certain state government regulators are conducting informal inquiries into those irregularities. While no formal regulatory or governmental investigation into the PPI irregularities has been initiated, it is possible that state and federal regulatory or governmental authorities could begin such a formal investigation. The final outcome of the informal inquiries or any formal investigation that may be initiated (by the SEC or other regulatory or governmental authority) is impossible to determine at this time.

On May 13, 2004, a complaint styled Quality Food Grade Carriers, Inc., et al. v. Quality Carriers, Inc., et al., Case No. 04-4515-B, was filed in the Circuit Court for Hillsborough County, Florida, naming as defendants, Quality Carriers, Inc. (“QCI”), the Company’s indirect wholly owned subsidiary, and Thomas L. Finkbiner, QCI’s President and Chief Executive Officer. On August 6, 2004, plaintiffs served a second amended complaint alleging, among other things, (i) that QCI breached a series of agreements with plaintiffs to pursue jointly a food transportation business; (ii) that QCI converted certain of plaintiffs’ assets used in the business; and (iii) a claim for injunctive relief requiring QCI to return Quality Food Grade Carriers’ records and prohibiting QCI from using Quality Food Grade Carriers’ name and credit. The second amended complaint sought unspecified damages exceeding $15,000. On November 1, 2004, the Circuit Court dismissed plaintiffs’ second amended complaint and allowed plaintiffs twenty days within which to serve and file a third amended complaint, failing which the action will be dismissed with prejudice.

On October 21, 2004, a complaint styled Quality Food Grade Carriers, Inc., et al. v. Leon Black, et al., Case No. 04-9491-A, was filed in the Circuit Court for Hillsborough County, Florida, naming as defendants QCI, Leon Black, and Apollo Management, L.P. On October 26, 2004, plaintiffs filed an amended complaint adding the Company as a defendant and alleging, among other things, that defendants fraudulently induced the last of a series of agreements with plaintiffs to pursue jointly a food transportation business. The amended complaint seeks unspecified damages exceeding $15,000.

On October 21, 2004, a complaint styled Quality Food Grade Carriers, Inc., et al. v. Tropicana Products, Inc., et al., Case No. 53-2004CA-004215, was filed in the Circuit Court for Polk County, Florida, naming as defendants, among others, certain customers of QCI or of Indian River Transport, the company to which the food transportation business was sold. The complaint alleges, among other things, that defendants interfered with plaintiffs’ agreement with QCI to lease certain trucks and trailers, and seeks unspecified damages exceeding $15,000. The Company and QCI have agreed to indemnify certain defendants in the action.

The Company believes that the plaintiffs’ allegations in each of the three Quality Food Grade Carriers actions are without merit and it intends to contest the actions vigorously. Each of the foregoing actions is at an early stage, and it is therefore impossible to determine the likelihood of any outcome or the amount or range of loss or possible loss, if any.

On October 27, 2004, the Company and QCI filed a complaint styled Quality Distribution, Inc. and Quality Carriers, Inc. v. Stephen Douglas Vaughan, Quality Food Grade Carriers, Inc., and Quality Fuel Control, Inc., Adversary Proceeding No. 04-0687, in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division. The complaint alleges claims for injunctive relief, tortious interference, defamation, and extortion under Florida’s Civil Remedies for Criminal Practices Act. On November 8, 2004, the Bankruptcy Court heard and granted the Company and QCI’s motion for preliminary injunction enjoining, among others, Stephen Douglas Vaughan, Quality Food Grade Carriers, Inc. and Quality Fuel Control, Inc., from making or otherwise publishing false and defamatory statements regarding the Company and QCI, their customers and shareholders, interfering with the Company and QCI, their customers and business relationships, and threatening the Company and QCI, their customers and shareholders. The Company intends to vigorously pursue the action, which is scheduled for trial on March 7, 2005. The Bankruptcy Court has found that the Company and QCI have a substantial likelihood of success on the merits of the claims in the complaint. However, the action is at an early stage, and it is therefore impossible to determine the likelihood of any outcome or the amount or range of recovery or possible recovery, if any.

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

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

At the 2004 Annual Meeting of Shareholders of Quality Distribution, Inc., held on July 28, 2004, the shareholders elected the following persons to the Company’s Board of Directors (constituting all members of the Company’s Board of Directors) all to serve until the 2005 Annual Meeting of Shareholders, or until their successors are elected and qualified, by the votes indicated below:

Nominee	For	Withheld

Thomas L. Finkbiner	16,555,744	1,326,307
Anthony R. Ignaczak	17,884,488	37,563
Richard B. Marchese	17,843,988	38,063
Joshua J. Harris	15,304,211	2,577,840
Michael D. Weiner	16,355,144	1,526,907
Marc J. Rowan	16,355,144	1,526,907
Marc E. Becker	15,304,211	2,577,840
Donald C. Orris	17,614,901	267,150
Alan H. Schumacher	17,799,755	82,296
Eric L. Press	16,538,971	1,343,080

By a vote of 17,854,300 for, 2,700 against and 25,051 abstaining, the shareholders ratified the Audit Committee’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered certified public accounting firm for the fiscal year ending December 31, 2004.

As of the June 21, 2004 record date for the Annual Meeting, there were 19,001,125 shares of common stock outstanding and entitled to vote. There were no broker non-votes on these matters.

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the three months ended September 30, 2004, the Company filed the following report on Form 8-K:

Date	Other Information Reported
8/11/04	Release announcing historical financial results for the second quarter of 2004.

9/14/04	Announcements of resignation of Samuel Hensley and appointment of Richard B. Marchese as CFO.

9/22/04	Report on filing of restated financial information and restated Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the nine months ended September 30, 2003 and 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

November 22, 2004	/S/ THOMAS L. FINKBINER
THOMAS L. FINKBINER, PRESIDENT AND
CHIEF EXECUTIVE OFFICER
(DULY AUTHORIZED OFFICER)

November 22, 2004	/S/ RICHARD B. MARCHESE
RICHARD B. MARCHESE, SENIOR VICE
PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)