Form 10-K
period 2004-12-31
QUALITY DISTRIBUTION INC
filed 2005-03-31
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Aggregate market value of voting stock held by non-affiliates as of June 30, 2004 was $92.3 million.

As of March 1, 2005, the registrant had 19,038,365 outstanding shares of Common Stock, no par value, outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Documents Incorporated by Reference: Portions of the Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INTRODUCTION

In this annual report, unless the context otherwise indicates, (i) the terms “the Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors and (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors.

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report along with other documents that are publicly disseminated by us and oral statements that are made on behalf of us contain or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report and in any subsequent filings made by us with the SEC other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks and other factors discussed under the section “Risks Related to our Business” and “Risks Related to our Common Stock.” These factors include:

•	general economic conditions,

•	the availability of diesel fuel,

•	adverse weather conditions,

•	competitive rate fluctuations,

•	our substantial leverage and restrictions contained in our debt agreements, including our credit facility and our indentures,

•	the cyclical nature of the transportation industry due to various economic factors such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements,

•	changes in demand for our services due to the cyclical nature of our customers’ businesses,

•	our dependence on affiliates and owner-operators and our ability to attract and retain owner-operators, affiliates and company drivers,

•	changes in, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry,

•	our obligations under both historical and future environmental regulations and the increasing costs of environmental compliance,

•	our ability or inability to reduce our claims exposure through insurance due to changing conditions and pricing in the insurance marketplace,

•	with respect to the insurance irregularities at PPI, the non-approval of the settlement by the federal court and/or state court, the insurance carrier’s failure to pay the agreed amount, or the settlement’s termination before execution of a binding settlement agreement,

•	the final outcome of state regulatory investigations into the insurance irregularities and any other governmental investigations or legal proceedings initiated against us and the reaction of our lenders, investors, drivers and affiliate or owner-operators to the insurance irregularities and restatements,

•	the cost of complying with existing and future anti-terrorism security measures enacted by federal, state and municipal authorities, and

•	the potential loss of our ability to use net operating losses to offset future income due to a change of control.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements.

All forward-looking statements contained in this Form 10-K are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Risks Related to Our Business

Our business is subject to general economic and other factors that are largely beyond our control and could affect our operations and profitability.

Our business is dependent on various economic factors over which we have little control, such as the availability of qualified drivers, changes in fuel and insurance prices, including changes in fuel taxes, excess capacity in the trucking industry, changes in license and regulatory fees, toll increases, interest rate fluctuations, downturns in customers’ business cycles and the U.S. economy generally, and reduction in customers’ shipping requirements. As a result, we may experience periods of overcapacity, declining prices and lower profit margins in the future. Our revenues and operating income could be materially adversely affected if we are unable to pass through to our customers the full amount of increased transportation costs. We have a large number of customers in the chemical processing and consumer goods industries. If these customers experience fluctuations in their business activity due to an economic downturn, work stoppages or other factors over which we have no control, the volume of freight transported by us on behalf of those customers may decrease and our operating results could be adversely affected.

Loss of affiliates and owner-operators could affect our operations and profitability.

We rely on participants in our affiliate program and independent owner-operators. A reduction in the number of affiliates or owner-operators, whether due to capital requirements related to the expense of obtaining, operating and maintaining equipment or for other reasons, could have a negative effect on our operations and profitability. Contracts with affiliates typically are for a term ranging from one to five years, and contracts with owner-operators may be terminated by either party on short notice. Although affiliates and owner-operators are responsible for paying for their own equipment, fuel and other operating costs, significant increases in these costs could cause them to seek a higher percentage of the revenue generated if we are unable to increase our rates commensurately. In addition, a continued decline in the rates we pay to our affiliates and owner-operators could adversely affect our ability to maintain our existing affiliates and owner-operators and attract new affiliates, owner-operators and company drivers.

Increasing trucking regulations may increase costs.

As a motor carrier, we are subject to regulation by the U.S. Department of Transportation and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, and regulatory safety, financial reporting and certain mergers, consolidations and acquisitions. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours-of-service regulations which govern the amount of time a driver may drive in any specific period, onboard black box recorder devices, or limits on vehicle weight and size. In addition, our tank wash facilities are subject to strict local, state and federal environmental regulations.

Interstate motor carrier operations are subject to safety requirements prescribed by the Department of Transportation. To a large degree, intrastate motor carrier operations are subject to safety and hazardous material transportation regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulation. Department of Transportation regulations mandate drug testing of drivers.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state, or local taxes, including taxes on motor fuels, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.

Increased unionization could increase our operating costs or constrain operating flexibility.

Although only approximately 6% of our driver workforce, including owner-operators and employees of affiliates, are currently subject to collective bargaining agreements, unions such as the International Brotherhood of Teamsters have traditionally been active in the U.S. trucking industry. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a disruption of our operations, which could have a material adverse effect on us. In addition, our non-union workforce has been subject to unionization efforts from time to time, and we could be subject to future unionization efforts as our operations expand. Increased activity by the Teamsters or other unions could increase the possibility of unionization. Increased unionization of our workforce could result in compensation and working condition demands that could increase our operating costs or constrain our operating flexibility.

Operations involving hazardous materials could create environmental liabilities.

Our activities are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies and Canadian federal and provincial governmental authorities. Our activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, many of which are classified as hazardous materials or hazardous substances. Our tank wash and terminal operations engage in the creation, storage or discharge, and proper disposal of wastewater that may contain hazardous substances, and the control and discharge of storm-water from industrial sites. In addition, we may store diesel fuel and other petroleum products at these terminals. Environmental laws and regulations are complex and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. We believe we are in substantial compliance with all applicable requirements. However, there can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs on us.

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of these substances either under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (“CERCLA”), the Resource Conservation and Recovery Act of 1976 (“RCRA”), the Superfund Amendments and Reauthorization Act of 1986, and comparable state and Canadian laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities or over the road, and, notwithstanding the existence of our environmental management program, we cannot assure you that such obligations will not be incurred in the future, nor predict with certainty the extent of future liabilities and costs under environmental, health, and safety laws, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or our business reputation.

In addition, we may face liability for alleged personal injury or property damage due to exposure to chemicals and other hazardous substances at our facilities or as the result of accidents and spills. Although these types of claims have not historically had a material impact on our operations, a significant increase in these claims could materially adversely affect our business, financial condition, operating results or cash flow.

As a result of environmental studies conducted at our facilities or at third party sites, in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation.

We are currently responsible for remediating and investigating five properties under federal and state Superfund programs where we are the only responsible party. Each of these five remediation projects relates to operations conducted by Chemical Leaman Corporation (“CLC”) prior to our acquisition of and merger with CLC in 1998. We have also been named as a “potentially responsible party,” or have otherwise been alleged to have responsibility, under CERCLA or similar state laws for cleaning up off-site locations where our waste, or material transported by us, has allegedly been disposed of. We are currently investigating, remediating, or are subject to potential financial obligations at approximately 19 such waste disposal sites where we are one of several potentially responsible parties. We have incurred in the past and expect to continue to incur material expenses for the foreseeable future on environmental matters. We have from time to time received notices with respect to other sites. As of December 31, 2004, we had reserves in the amount of $25.6 million accrued for our environmental liabilities, including remediation costs. Our current reserve provides for an estimate of all known liabilities that are probable and estimable; however, such estimate may change as facts and circumstances develop.

We are self-insured and have exposure to certain claims and the costs of our insurance may not be adequately passed on to our customers.

The primary risks associated with our business are bodily injury and property damage, workers’ compensation claims and cargo loss and damage. We currently maintain liability insurance against (1) bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and (2) workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5.0 million per incident for bodily injury and property damage and a $1.0 million deductible for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the applicable policy. The high deductible per incident could adversely affect our profitability. We are self-insured for damage to the equipment that we own and lease, for cargo losses, and for non-trucking pollution legal liability and such self-insurance is not subject to any maximum limitation. We also provide insurance coverage to our affiliates for (a) property damage and general liability coverage, subject to a deductible limit for such affiliates of $10,000 or $15,000 per incident, and (b) cargo loss and damage, subject to a deductible limit for such affiliates of $5,000 or $7,500 per incident.

We are subject to changing conditions and pricing in the insurance marketplace and we cannot assure you that the cost or availability of various types of insurance may not change dramatically in the future. To the extent these costs cannot be passed on to our customers in increased freight rates, increases in insurance costs could reduce our future profitability.

The loss of one or more significant customers may adversely affect our business.

We are dependent upon a limited number of large customers. Our top ten customers accounted for approximately 28.8% of our total revenues during 2004. In particular, our largest customer, The Dow Chemical Company, accounted for 10.2% of our total revenues during 2004. The loss of The Dow Chemical Company or one or more of our other major customers, or a material reduction in services performed for such customers, would have a material adverse effect on our results of operations.

Our business may be harmed by terrorist attacks, future war or anti-terrorism measures.

In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints, travel restrictions on large trucks and fingerprinting of drivers in connection with new hazardous materials endorsements on their licenses. Such existing measures and future measures may have significant costs associated with them which a motor carrier is forced to bear. Moreover, large trucks carrying toxic chemicals are a potential terrorist target, and we will be obligated to take measures, including possible capital expenditures, to harden our trucks. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverages currently maintained by us could increase dramatically or such coverages could be unavailable in the future.

Loss of qualified personnel could limit our growth and negatively affect operations.

There is substantial competition for qualified personnel, including drivers, in the trucking industry. Furthermore, certain geographic areas have a greater shortage of qualified drivers than other areas. We operate in many of these geographic areas where there is a shortage of drivers and have turned down new business opportunities as a result of the lack of qualified new drivers. Difficulty in attracting qualified personnel, particularly qualified drivers, could require us to limit our growth and could have a negative impact on our operations. In addition, we cannot assure you that we will be able to retain qualified personnel in the future.

We depend on members of our senior management.

We believe that our ability to successfully implement our business strategy and to operate profitably depends in large part on the continued employment of our senior management team led by Thomas L. Finkbiner. If Mr. Finkbiner or the other members of senior management become unable or unwilling to continue in their present positions, our business or financial results could be adversely affected.

Litigation in connection with irregularities at Power Purchasing, Inc. (“PPI”) may adversely affect our results of operations and financial position.

As disclosed in more detail under “Item 3—Legal Proceedings,” two putative class action lawsuits are pending against us, both of which contain allegations that stem from our previously announced discovery of irregularities at PPI. The plaintiffs in those putative classes are alleged holders of our common stock and allege that we violated various federal securities laws. As described in more detail under “Item 3—Legal Proceedings,” we have signed Memoranda of

Understanding to settle these actions but the settlements remain contingent on several factors and there can be no guarantee they will become final. In addition to these lawsuits, we are also subject to the risk that claims may be brought by PPI’s customers whose insurance policies were not renewed but from whom PPI collected insurance premiums. Moreover, new information and additional issues may come to our attention or the attention of our outside advisors in connection with the irregularities at PPI. The final outcome of these legal proceedings and any future legal proceedings initiated against us has not been determined and could have a material adverse effect on our results of operations and financial position. See “Item 3—Legal Proceedings.”

Governmental investigations in connection with irregularities at PPI may adversely affect our results of operations and profitability.

The SEC and state government regulators are conducting informal inquiries into the PPI irregularities. While no formal regulatory or governmental investigation into the PPI irregularities has been initiated, it is possible that state and federal regulatory or governmental authorities could begin such formal investigations. The final outcome of the informal inquiries or any formal investigation that may be initiated (by the SEC or other regulatory or governmental authority) is impossible to determine at this time and could have a material adverse effect on our results of operations and financial position. See “Item 3—Legal Proceedings.”

Our management liability and company reimbursement insurance policies may not be sufficient to cover damages that may result from litigation in connection with irregularities at PPI.

We carry management liability and company reimbursement insurance policies for the relevant period, which provide for aggregate coverage of $20 million, and have notified our insurance carriers of the lawsuits relating to these irregularities at PPI. As described in more detail under “Item 3—Legal Proceedings,” we have signed Memoranda of Understanding to settle these actions but the settlements remain contingent on several factors and there can be no guarantee they will become final. In the event that the settlements do not become final, even if our insurance carriers cover liabilities arising out of PPI, the actual damages sought may exceed any applicable policies’ coverage limits. A final outcome cannot be determined at this time and could have a material adverse effect on our results of operations and financial position. See “Item 3—Legal Proceedings.”

Risks Related to our Common Stock

We have a single shareholder who can substantially influence the outcome of all matters voted upon by our shareholders and prevent actions which a shareholder may otherwise view favorably.

At March 1, 2005, the Apollo and its affiliated funds owned approximately 54.6% of our outstanding common stock. As a result, Apollo can and will be able to influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer and any other matter requiring a supermajority vote of shareholders. This concentration of ownership could delay, defer or prevent a change in control of our company or impede a merger, consolidation, takeover or other business combination which a shareholder, may otherwise view favorably.

Our ability to issue “blank check” preferred stock and Florida law may prevent a change in control of our Company that a shareholder may consider favorable.

Provisions of our articles of incorporation and Florida law may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable. These provisions include:

•	authorization of the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares in order to thwart a takeover attempt;

•	elimination of the voting rights of shareholders with respect to shares that are acquired without prior board approval that would otherwise entitle such shareholder to exercise certain amounts of voting power in the election of directors; and

•	prohibition on business combinations with interested stockholders unless particular conditions are met.

As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock.

Future sales of our common stock in the public market may depress our stock price.

The market price of our common stock could decline as a result of sales by our existing shareholders of a large number of shares of our common stock. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As at March 1, 2005, there are approximately 19,038,365 shares of common stock outstanding. Approximately 11,012,311 shares of common stock are either “restricted securities” or affiliate securities as defined in Rule 144 under the Securities Act of 1933. These restricted securities may be sold in the future without registration to the extent permitted under Rule 144. In addition, shareholders holding approximately 10,684,448 outstanding shares of these restricted securities have registration rights, which could allow those holders to sell their shares freely through a registration statement filed under the Securities Act.

In addition, we have 3,277,316 shares of common stock reserved for issuance under our stock option and restricted stock plans, of which options to purchase 2,451,035 shares were outstanding as of December 31, 2004. In addition, 124,859 shares of restricted stock have been issued as of December 31, 2004 under the restricted stock plan, which shares are included in shares of common stock outstanding. We intend to file a registration statement on Form S-8 to register all of the shares of common stock issuable under our stock option and restricted stock plans.

We currently do not intend to pay dividends on our common stock.

We do not expect to pay dividends on our common stock in the foreseeable future. In addition, the agreements governing our indebtedness restrict our ability to pay dividends. Accordingly, the price of our common stock must appreciate in order to realize a gain on your investment. This may not occur.

ADDITIONAL INFORMATION AVAILABLE ON COMPANY WEB-SITE

Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports may be viewed or downloaded electronically or as paper copies from our website: http://www.qualitydistribution.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our recent press releases are also available to be viewed or downloaded electronically at http://www.qualitydistribution.com. We will also provide electronic or paper copies of our SEC filings free of charge on request. Any information on or linked from our website is not incorporated by reference into this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

We operate the largest dedicated bulk tank truck network in North America based on bulk service revenues, and we believe we have more than twice the revenue of our closest competitor in our primary chemical bulk transport market in the U.S. The bulk tank truck market in North America includes all items shipped by bulk tank truck carriers and consists primarily of the shipping of chemicals, gasoline and food-grade products. We transport a broad range of chemical products and provide our customers with value-added services, including intermodal, transloading, tank cleaning, dry-bulk hauling, leasing and other logistics services. We extensively utilize third-party affiliate terminals and owner-operator drivers in our core bulk service network. Our light-asset based operations enable us to minimize our capital investments and increase the flexibility of our cost structure, while providing superior localized customer service. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including the Dow Chemical Company, Procter & Gamble Company, E.I. Dupont, and PPG Industries, and we provide services to most of the top 100 chemical producers in the world with U.S. operations. We expect to grow as our customers continue to outsource more of their logistics needs to full-service carriers. As a result of our leading market position, flexible business model and decentralized operating structure, we believe we are well positioned to benefit from current industry trends.

Our Industry

We estimate, based on industry sources, that the for-hire North American bulk tank truck industry generated revenues of approximately $4.8 billion in 2003. We estimate that our primary chemical bulk transport market consists of a greater than $2.5 billion for-hire segment. We have achieved a leading market share of approximately 20%. Our competition in the for-hire segment includes more than 200 smaller, primarily regional carriers. In addition to the for-hire segment, we also compete for the private fleet segment of the market, which we estimate is an approximately $2.3 billion market, by targeting private fleet operators who would benefit from outsourcing their transportation needs to us. Because we operate the largest dedicated bulk tank truck network in North America, we believe we are well-positioned to expand our business by converting private fleets.

Industry growth is generally dependent on volume growth in the industrial chemical industry and on the rate at which chemical companies outsource their transportation needs. As competitive pressures force chemical companies to reduce costs and focus on their core businesses, we believe that chemical companies will continue to consolidate their shipping relationships and seek to outsource a greater portion of their transportation and logistics needs. We believe that large, national full-service carriers will benefit from this outsourcing trend and will be able to grow faster than the overall bulk tank truck industry.

Our industry is characterized by high barriers to entry such as (i) the time and cost required to develop the capabilities necessary to handle sensitive chemical cargo, (ii) the resources required to recruit and train drivers, (iii) substantial industry regulatory requirements, and (iv) the significant capital investments required to build a fleet of equipment and establish a network of terminals. In addition, the industry continues to experience consolidation due to economic and competitive pressures, increasing operating costs for driver recruitment and insurance, and increasing capital investments. As the cost and complexity of operating a bulk tank truck business increase and smaller competitors continue to exit the industry, we believe that large, well established carriers will increase market share and grow faster than the overall industry.

Development of Our Company

Our company was formed in 1994 as a holding company known as MTL, Inc. and consummated its initial public offering on June 17, 1994. On June 9, 1998, MTL, Inc. was recapitalized through a merger with a corporation controlled by Apollo Investment Fund III, L.P. As a result of the recapitalization, MTL, Inc. became a private company. On August 28, 1998, we completed our acquisition of Chemical Leaman Corporation and its subsidiaries (“CLC”). Through the 1998 acquisition, we combined two of the then leading bulk transportation service providers, namely, Montgomery Tank Lines, Inc. and Chemical Leaman Tank Lines, Inc., under one operating company, Quality Carriers, Inc. (“QCI”). In 1999, we changed our name from “MTL, Inc.” to “Quality Distribution, Inc.” On November 13, 2003, we consummated the initial public offering of 7,875,000 shares of our common stock, no par value.

As of March 1, 2005, investment funds related to Apollo Management, L.P. (“Apollo”) owned approximately 54.6% of our common stock, and approximately 48.4% on a fully diluted basis after giving effect to stock options and warrants.

Services Provided

Bulk Transportation Service

We are primarily engaged in the business of bulk transportation of liquid and dry chemical products. Business services are provided through company-owned and affiliate terminals. As of March 1, 2005, 74 of 172 locations were company operations and the remaining locations were affiliate operations. We rely heavily on owner-operators to fulfill driver and tractor needs at both company and affiliate terminals. We believe the combination of the affiliate program and the emphasis on the use of owner-operators results in an efficient and flexible operating structure that provides superior customer service. We do not expect any substantial changes to the number or mix of locations in the immediate future.

Affiliate Program

Affiliates are established and maintained by their owners as independent companies with individualized, parochial profit incentives designed to stimulate and preserve the entrepreneurial motivation common to small business owners. Each affiliate enters into a comprehensive contract with QCI pursuant to which the affiliate is required to operate its bulk tank truck enterprise exclusively for and on behalf of QCI, subject to limited exceptions. Each affiliate is supported by our corporate staff and is linked via computer to central management information systems located at our Tampa, Florida headquarters. In connection with our strategy of converting company-owned terminals to affiliate status, candidates are ordinarily selected from QCI’s management/employee pool, thereby jump-starting the new business opportunity with an experienced, savvy owner/manager, significantly reducing ramp-up time, while simultaneously improving the chances for both operating and financial success.

Affiliates gain multiple benefits from their relationship with QCI, such as improved equipment utilization through access to our network of operating terminals, access to our broad national and local customer relationships, national driver recruitment, standardized safety training (for drivers, tankwashers and mechanics) and expanded marketing and sales resources, combined with sophisticated marketplace/competitive research. Affiliates gain further value from QCI’s management information systems which provide essential operating and financial reports, while simplifying daily operating situations with system-wide technology support (TMW Systems, Incorporated (“TMW”) dispatch/billing platforms and Qualcomm en-route electronic linkage with each vehicle). Affiliates also derive significant financial benefit through our purchasing leverage on items such as insurance coverage, tractors, fuel and tires.

Affiliates predominantly operate under the marketing identity of QCI and typically receive a percentage of gross revenues from each shipment they transport. Affiliates are responsible for their own operating expenses, such as fuel, licenses and worker’s compensation insurance. We pay affiliates each week on the basis of completed billings to customers from the previous week. Our weekly settlement program deducts any amounts advanced to affiliates (and their individual drivers) for fuel, insurance, loans or other miscellaneous operating expenses, including rental charges for QCI’s tank trailers. We reimburse affiliates for certain expenses billed back to customers, including fuel, tolls and scaling charges.

Our contracts with affiliates typically carry a term ranging from one to five years and thereafter renew on an annual basis, unless terminated by either party. Affiliate contracts uniformly contain restrictive covenants prohibiting the affiliate from competing directly with QCI for a period of one year following termination of the contract. In addition, affiliates are required to meet all QCI standard operating procedures as well as being required to submit regular financial statements.

Affiliates engage and/or employ their own drivers and personnel. All affiliate personnel must meet QCI’s operating standards/requirements.

Affiliates are required to pay for and provide evidence of their own workers’ compensation coverage, which must meet both company-established and statutory coverage levels. Affiliates are provided, as part of their contract, property damage and general liability insurance, subject to certain deductibles per incident. Expenses exceeding the prescribed deductible limits of the affiliate are the responsibility of QCI or its insurer. For an additional fee, our subsidiary, Power Purchasing Inc. (“PPI”), through a three-year outsourcing agreement with an unaffiliated insurance brokerage company, makes available additional insurance to affiliates for physical damage coverage, operating a tractor without a trailer, health care, and life insurance. In return, PPI receives a percentage of certain commissions, underwriting profits, administrative and other deferred revenues related to these outsourced insurance-related services.

Drivers and Owner-Operators

At March 28, 2005, we utilized 3,195 drivers. Of this total, 1,717 were owner-operators, 1,185 were affiliate company drivers, and 293 were company drivers. We do not expect any substantial changes to the number or mix of personnel in the future.

Owner-Operators

QCI terminals and affiliates extensively utilize owner-operators. Owner-operators are independent contractors who, through an exclusive contract with QCI, supply one or more tractors and drivers for QCI or affiliate use. QCI retains owner-operators under contracts generally terminable by either party upon short notice.

In exchange for the services rendered, owner-operators are normally paid a fixed percentage of the revenues generated for each load hauled or on a per-mile rate. The owner-operator pays all tractor operating expenses such as fuel, physical damage insurance, tractor maintenance, fuel taxes and highway use taxes. However, we reimburse owner-operators for certain expenses passed through to our customers, such as fuel surcharges, tolls and scaling charges. QCI attempts to enhance the profitability of our owner-operators through purchasing programs offered by us directly or indirectly through outsourcing arrangements that take advantage of our significant purchasing power. These programs cover such operating expenses as tractors, fuel, tires, occupational accident insurance and physical damage insurance.

Owner-operators utilized by QCI or an affiliate must meet specified guidelines for driving experience, safety record, tank truck experience, and health in accordance with U.S. Department of Transportation (“DOT”) regulations. We emphasize safety to our independent contractors and their drivers and maintain driver safety programs including inspections, safety awards, terminal safety meetings and stringent driver qualifications.

Driver Recruitment and Retention

QCI and its affiliates dedicate significant resources to recruiting and retaining owner-operators and our own company drivers. Company drivers and owner-operators are hired in accordance with specific guidelines regarding safety records, driving experience and a personal evaluation by our staff. We employ only qualified drivers who meet our standards. These drivers are required to attend a rigorous training program conducted at one of our six safety schools.

Driver recruitment and retention is a primary focus for all operations personnel. We use many of the traditional methods of driver recruitment as well as using many newer methods of driver recruitment, including the use of the Internet. QCI also has a centralized recruiting department at our Tampa corporate office.

Other Personnel

At March 28, 2005, we employed 429 support personnel, including 247 employed at our corporate office in Tampa, Florida. Our field operations comprise 690 employees, including 46 mechanics, 170 tank cleaners and 182 other support, clerical and administrative personnel. We do not expect any substantial changes to the number or mix of personnel in the future.

Where appropriate, the field management is responsible for hiring mechanics, customer service staff, and tank wash personnel. We provide our employees with health, dental, vision, life, and other insurance coverages subject to certain premium-sharing and deductible provisions. Some of these and other insurance programs are available to affiliates and owner-operators for a fee.

Union Labor

At March 28, 2005, we had 212 employees (94 drivers) in trucking, maintenance, or cleaning facilities and approximately 134 employees of three affiliate terminals who were members of the International Brotherhood of Teamsters. We do not expect any substantial changes to the number or mix of personnel in the future.

Customer Service, Quality Assurance and Billing

Our Quality Assurance Program is designed to produce superior customer service through the development and implementation throughout our organization of Standardized Operating Procedures. The procedures provide guidance in such areas as marketing, contracts, dispatch and terminal operations, driver hiring, safety and training, trailer operations, tractor operations, administrative functions, payroll, settlements, insurance, data processing, and fuel tax administration. We also have an Internal Audit department that helps monitor and ensure compliance with company policies and procedures.

We have also implemented a Quality Corrective Action procedure to identify, document and correct safety and service non-conformance. This procedure collects non-conformance data so that all levels of the organization can better understand where processes break down causing a non-conformance. This information is also reported back to many of our customers in the form of monthly service reports. Service reporting is required by an increasing number of chemical shippers.

Technology

We operate a system for dispatching trucks, that enhances our ability to track our drivers, tractors, trailers and manage the business at a tactical level. The software handles order entry, resource planning, dispatch and communications, through Qualcomm OmniTRACS® integration and auto-rating of invoices. We also operate TMW for resource tracking, Qualcomm OmniTRACS® for communications and equipment location updates, document imaging at all locations and the incorporation of all of this data into our website at http://www.qualitydistribution.com. These systems add to the productivity of our employees and equipment, which we believe results in improved value to our customers.

Approximately 85% of our non-local, non-flammable tractor fleet, is equipped with the Qualcomm OmniTRACS® mobile satellite communications system, which helps to track load status, optimize the use of drivers and equipment and respond to emergency situations.

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

Tank Wash Operations

To maximize equipment utilization and efficiency we rely on 31 tank wash facilities owned and operated by our subsidiary, Quala Systems, Inc. (“QSI”), 2 tank wash facilities owned and operated by Transplastics, a division of our subsidiary, QCI, and 16 affiliate-owned tank wash facilities located throughout our operating network. These facilities allow us to generate additional tank washing fees from non-affiliated carriers and shippers. Management believes that the availability of these facilities enables us to provide an integrated service package to our customers and minimize the risk of cost escalation associated with reliance on third party tank wash vendors.

Intermodal and Transloading

In support of our liquid and dry bulk truck operations, we offer our customers supplementary services in the areas of import/export container drayage to and from major port operations, domestic intermodal door-to-door service, and railcar to truck transloading services.

In order to take advantage of the ever-changing balance of global chemical industry trade, QCI has developed the capability to operate inland trucking services for the transportation of liquid bulk containers on special chasses. Domestic intermodal operation is accomplished through the use of our drivers at both the origin and destination facilities, loading and unloading the product, while the linehaul portion of the trip is performed on rail intermodal train service. This allows shippers to combine a consistent service with an economical way to serve long-haul markets. Railcar to truck transloading service is another niche product that can provide the customer a cost-effective supply chain alternative for prepositioned inventory and serve end-customers that are not served by any railroad.

Owner-Operator and Affiliate Services

Through a three-year outsourcing agreement between an unaffiliated insurance brokerage company and our subsidiary, PPI, we offer insurance products and other services both to our affiliates and to our owner-operators at favorable prices. In return, PPI receives a percentage of certain commissions, underwriting profits, administrative and other deferred revenues related to these outsourced insurance-related services. By offering purchasing programs to our affiliates and to our owner-operators that take advantage of our significant purchasing power for products and services such as fuel, tractors, and tires as well as physical damage, occupational, accidental and workers’ compensation insurance, we believe we strengthen our relationship with our owner-operators and improve driver recruitment.

Load Brokerage Services

We provide load brokerage services to enhance our ability to handle our customers’ requirements. To the extent that we do not have the equipment necessary to service a particular shipment, we will broker the load to another carrier, thereby meeting the customer’s shipping needs and generating additional revenues for us. Through our relationship with over sixty independent bulk carriers, we can assure timely response to customer needs.

Tractors and Trailers

As of December 31, 2004, we managed a fleet of approximately 3,500 trucks and 8,000 tank trailers. The majority of our tanks are single compartment, chemical-hauling trailers. The balance of the fleet is made up of multi-compartment trailers, dry bulk trailers, and special use equipment. The chemical transport units typically have a capacity between 5,000 to 7,000 gallons and are designed to meet DOT specifications for transporting hazardous materials. Each trailer is designed for a useful service life of 15 to 20 years, though this can be extended through upgrades and modifications.

We acquire new tractors for an initial utilization period of five years. The useful life of a tractor may be extended if restoration or an overhaul is performed. As of December 31, 2004, we operated 3,550 tractors of which 714 were owned by us, 1,243 were operated by affiliate drivers, and 1,593 were operated by owner-operators.

Many of our terminals and our affiliate terminals provide preventative maintenance and receive computer-generated reports that indicate when inspection and servicing of units are required. Our maintenance facilities are registered with the DOT and are qualified to perform trailer inspections and repairs for our fleet and equipment owned by third parties. We also rely on unaffiliated repair shops for many major repairs.

The following table shows the age of trailers and tractors we managed as of December 31, 2004. All numbers are approximated as of such date:

TRAILERS (1,2)	LESS THAN 3 YEARS	3 ~ 5 YEARS	6 ~ 10 YEARS	11 ~ 15 YEARS	16 ~ 20 YEARS	GREATER THAN 20 YEARS	TOTAL
Company	1	168	1,738	784	1,690	1,313	5,694
Company – held-for-sale	3	—	35	62	140	414	654
Affiliate	67	167	500	192	168	289	1,383
Owner Operator	—	—	3	2	2	4	11
Shipper Owned	24	64	41	52	54	54	289

Total	95	399	2,317	1,092	2,054	2,074	8,031

TRACTORS (1)	LESS THAN 3 YEARS	3 ~ 5 YEARS	6 ~ 10 YEARS	11 ~ 15 YEARS	16 ~ 20 YEARS	GREATER THAN 20 YEARS	TOTAL
Company	132	274	247	42	13	6	714
Affiliate	289	480	379	80	13	2	1,243
Owner Operator	121	357	850	202	51	12	1,593

Total	542	1,111	1,476	324	77	20	3,550

(1)	Age based upon original date of manufacture; tractor/trailer may be substantially refurbished or re-manufactured.
(2)	During the fourth quarter, we conducted a review of our fleet requirements. As a result of that review, we have determined that there are a group of trailers which are in excess of our needs and which have been classified as held-for-sale. We believe the sale of such trailers will generate cash. We incurred a non-cash, pre-tax charge for impairment under the held-for-sale model, of approximately $2.5 million during the fourth quarter of 2004 and a $0.4 million impairment in the fourth quarter of 2004 for trailers not being utilized in our Mexican operations.

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

CUSTOMERS

Our revenue base consists of customers located throughout North America, including many Fortune 500 companies such as the Dow Chemical Company, Procter & Gamble, PPG Industries, and E.I. Dupont. During 2004, 2003 and 2002, Dow Chemical accounted for approximately 10.2%, 11.3% and 12.8% of operating revenue, respectively. In 2004, our 10 largest customers accounted for 28.8% of operating revenues.

ADMINISTRATION

As of March 1, 2005, we operated 172 terminals throughout the United States, Canada and Mexico. Company-owned and affiliate terminals operate as separate profit centers and terminal managers are responsible and accountable for most operational decisions. Effective supervision requires maximum personal contact with customers and drivers. Therefore, to accomplish mutually defined operating objectives, the functions of customer service, dispatch and general administration typically rest within each terminal.

From the corporate offices in Tampa, Florida, management monitors each terminal’s operating and financial performance, safety and training record, accounts receivable and customer service efforts. Terminal managers ensure the terminals remain in strict compliance with safety, maintenance, and other operating procedures. Senior corporate executives, safety department personnel and audit department personnel conduct unannounced visits to verify terminal compliance. We strive to achieve uniform service and safety at all company-owned and affiliate terminals, while simultaneously affording terminal managers the freedom to focus on generating business in their region.

COMPETITION

The tank truck business is extremely competitive and fragmented. We compete primarily with other tank truck carriers and private carriers in various states and Canada. With respect to certain aspects of our business, we also compete with intermodal transportation and railroads. Intermodal transportation has increased in recent years.

Competition for the freight transported by us is based primarily on rates and service. Management believes that we enjoy significant competitive advantages over other tank truck carriers because of our low fixed cost structure, overall fleet size, national terminal network, and tank wash facilities.

Our largest competitors are Trimac Transportation Services Ltd., Schneider National, Inc., and Superior Carriers, Inc. all of which are privately held companies. However, there are many other smaller recognized tank truck carriers, most of which are primarily regional operators.

We also compete with other motor carriers for the services of our drivers and owner-operators. Our overall size and our reputation for good relations with affiliates and owner-operators have enabled us to attract a sufficient number of qualified professional drivers and owner-operators. However, if we are unable to continue to recruit qualified drivers in an increasingly tough market, our growth plans would be adversely impacted by a shortage of qualified drivers.

Competition from non-trucking modes of transportation and from intermodal transportation would likely increase if state or federal fuel taxes were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

RISK MANAGEMENT, INSURANCE AND SAFETY

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

We currently maintain a $1 million per incident deductible for workers’ compensation insurance coverage. We are insured over our deductible up to the statutory requirement by state. We are self-insured for damage or loss to the equipment we own or lease, and for cargo losses and we also are self insured for non-trucking pollution legal liability.

We employ personnel to perform compliance checks and conduct safety tests throughout our operations. We conduct a number of safety programs designed to promote compliance with rules and regulations and to reduce accidents and cargo claims. These programs include training programs, driver recognition programs, safety awards, a Substance Abuse Prevention Program, driver safety meetings, distribution of safety bulletins to drivers, and participation in national safety associations.

ENVIRONMENTAL MATTERS

It is our policy and the policy of each of our subsidiaries to be in compliance with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals.

Our activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, many of which are classified as hazardous materials or hazardous substances. Our tank wash and terminal operations engage in the creation, storage or discharge and proper disposal of wastewater that may contain hazardous substances, and the control and discharge of storm-water from industrial sites. In addition, we may store diesel fuel and other petroleum products at our terminals. As such, we and others who operate in our industry, are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies and Canadian federal and provincial governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations.

Facility managers are responsible for environmental compliance at each operating location. Audits conducted by our staff assess operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities, and waste management. We may also, if circumstances warrant, contract with independent environmental consulting firms to conduct periodic, unscheduled, compliance assessments which focus on unsafe conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. Our staff includes environmental professionals who develop guidelines and procedures, including periodic audits of our terminals, tank cleaning facilities, and historical operations, in an effort to avoid circumstances that could lead to future environmental exposure.

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), the Resource Conservation and Recovery Act of 1976 (“RCRA”), the Superfund Amendments and Reauthorization Act of 1986, and comparable state and Canadian laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and on the road, and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor predict with certainty the extent of future liabilities and costs under environmental, health, and safety laws, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or our business reputation.

In addition, we may face liability for alleged personal injury or property damage due to exposure to chemicals and other hazardous substances at our facilities or as the result of accidents and spills. Although these types of claims have not historically had a material impact on our operations, a significant increase in these claims could materially adversely affect our business, financial condition, operating results or cash flow.

As the result of environmental studies conducted at our facilities or the third-party sites in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation. See “Risk Factors—Risks Related to Our Business—Operations involving hazardous materials could create environmental liabilities” for a discussion of certain risks of our being associated with transporting hazardous substances.

We are currently responsible for remediating and investigating five properties under federal and state Superfund programs where we are the only responsible party. Each of these five remediation projects relates to operations conducted by CLC prior to our acquisition of and merger with CLC in 1998. The two most significant Superfund sites are:

Bridgeport, New Jersey

QDI is required under the terms of two federal consent decrees to perform remediation at this operating truck terminal and tank wash site. CLC entered into consent orders with USEPA in May 1991 for the treatment of groundwater (operable unit or “OU”1) and October 1998 for the removal of contamination in the wetlands (OU 3). In addition, we were required to assess the removal of contaminated soils (OU2).

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a 2 mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via chemical injection (in-situ treatment) and a local discharge. The treatment facility has been approved with construction to commence in the second quarter of 2005. The in-situ remedy is in the pilot stage and must go through the design phases before final approval is obtained. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate 7 acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004. However, due to the wet weather and problems with the equipment utilized, the project has been delayed. The existing remedial design may have to be modified to complete this work. In regard to OU2, USEPA is now requiring a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the chemical injection (in-situ treatment) previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated expenditures to be in the range of $11.4 million to $16.4 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (PADEP) and USEPA in October 1995 obligating it provide replacement water supply to area residents (OU1), treat contaminated groundwater (OU2), and perform remediation of contaminated soils (OU3) at this former wastewater disposal site. OU1 is complete. PADEP and USEPA had previously been unable to agree on the final interim remedy design for OU2; specifically the discharge location for the treated groundwater. We have projected an interim remedy, which involves the construction of a treatment facility and discharge locally. A preliminary engineering design, which includes a discharge to a local tributary, was submitted in August 2004 to USEPA and PADEP for their review and comment. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (SVE). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale production in May 2004. We determined in June 2004 that we would incur increased expense due to the need to ship off-site additional contaminated soil that was found to be incompatible with the thermal treatment unit, the increased volume of soil subject to thermal treatment based on an increase in the lateral extent of contamination, and the discovery of buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We are still in the process of excavating the pond three soils in discrete piles, analyzing and determining the best approach to treat these soil piles. We have estimated expenditures to be in the range of $5.0 million to $7.2 million.

Other Owned Property

Scary Creek, West Virginia: CLC received a clean up notice from the State authority in August 1994 requiring remediation of contaminated soils and groundwater at this former wastewater disposal facility. However, the State and we have agreed that remediation can be conducted under the State’s voluntary clean-up program (instead of the state superfund enforcement program) and we are currently completing its originally planned remedial investigation. However, it appears that additional site investigation work will be required to completely delineate the extent of site contamination. Upon completion of the site investigation phase, a remedial feasibility study and design will be prepared to address contaminated soils, and, if applicable, groundwater. The expectation is that a remedy utilizing primarily in-situ treatment with limited soil removal will be conducted.

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation on June 22, 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. We have completed a remedial investigation and are currently preparing a feasibility study with the expectation that we will conduct a remedy utilizing in-situ treatment, limited soil removal and monitored natural attenuation of the groundwater.

Charleston, WV: CLC completed a remediation of a former drum disposal area in 1995 at its active truck terminal and tank wash site under the terms of a State hazardous waste permit. The State has required supplemental groundwater monitoring in connection with the same permit and we are performing the same and believe that no additional remediation will be required.

East Rutherford, NJ: CLC entered into a Memorandum of Agreement with the State of New Jersey on June 11, 1996 obligating it to perform a Remedial Investigation and Remedial Action with respect to a subsurface loss of an estimated 7,000 gallons of fuel oil at this active truck terminal and tank wash site. We have completed the recovery of free product and conducted groundwater monitoring and are awaiting final approval of a plan to terminate remedial action with contamination in place.

ISRA NJ Facilities: We are obliged to conduct investigations and remediation at three current or former New Jersey tank wash and terminal sites pursuant to the State’s Industrial Sites Remediation Act, which requires such remediation following the sale of facilities after 1983. The former owner has agreed to take responsibility for one of the sites and the other two are in the process of remedial investigation with projections set in contemplation of limited soil remediation expense for contaminated areas.

UST Program: We have responsibility for ongoing remediation of former (closed) underground storage tanks (USTs) at current and former facilities. These projects typically involve removal of petroleum-contaminated soil and subsequent remediation of contaminated groundwater and groundwater monitoring. We do not expect to incur significant costs in connection with these projects.

We have estimated expenditures for these other owned properties to be in the range of $3.1 million to $7.2 million.

Other Environmental Matters

We have been named as a potentially responsible party (“PRP”) under CERCLA and similar state laws at 19 other multi-party sites.

We and our predecessors have been named in four civil actions seeking contribution for remediation at offsite treatment, storage and disposal facilities (TSDs) or privately owned properties. We have also received notices of potential liability at fifteen other TSDs and are negotiating with Federal, State and private parties on the scope of our obligations (if any) in connection with remedies at these sites. In addition, there are eight sites with respect to which we received information requests but have denied liability and there has been no demand for payment (considered inactive). Our financial projection is established with respect to those sites where a financial demand is made or an allocation of financial liability is reasonably ascertainable.

Recently, we were notified of potential liabilities involving the Lower Passaic River Study Area in New Jersey and the Malone Superfund Site in Texas. We will be participating in the studies of these two sites to determine site remediation objectives, goals and technologies. Since the overall liability cannot be estimated at this time, we have set reserves for only the remedial investigation phase at the two sites.

We were also recently notified of our potential liability for remedial measures to be undertaken by the EPA at the Mobile Tank Wash Facility Superfund Site in Mobile, Alabama. Liability cannot be estimated at this time. We have asserted claims against the site owner (currently in bankruptcy) and the owner’s insurers.

We have estimated expenditures for these other environmental matters to be in the range of $1.2 million to $4.1 million.

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of December 31, 2004 and 2003, we had reserves in the amount of $25.6 million and $29.2 million, respectively for all environmental matters discussed above.

There can be no assurance that additional sites for which we are responsible will not be discovered, nor that violations by us of environmental laws or regulations will not be identified or occur in the future, or that environmental, health and safety laws and regulations will not change in a manner that could impose material costs on us.

REGULATION

As a motor carrier, we are subject to considerable regulation. There are additional regulations specifically relating to the tank truck industry, including specifications for and testing of equipment, and product handling requirements. We may transport most types of freight to and from any point in the United States over any route selected by us. United States regulatory and legislative changes may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Possible changes may include increasingly stringent environmental regulations, changes in the hours-of-service regulations which govern the amount of time a driver may drive in any specific period of time, onboard black box recorder devices, or limits on vehicle weight and size. In addition, our tank wash facilities are subject to stringent local, state and federal environmental regulation.

The Federal Motor Carrier Act of 1980 served to increase competition among motor carriers and limit the level of regulation in the industry. The Federal Motor Carrier Act also enabled applicants to obtain Interstate Commerce Commission (“ICC”) operating authority more readily and allowed interstate motor carriers such as ourselves greater freedom to change rates each year without ICC approval. The law also removed many route and commodity restrictions on the transportation of freight. A series of federal acts, including the Negotiated Rates Act of 1993, the Trucking Industry Regulatory Reform Act of 1994 and the ICC Termination Act of 1995, further reduced regulation applicable to interstate operations of motor carriers such as ourselves, and resulted in transfer of interstate motor carrier registration responsibility to the Federal Highway Administration of the DOT. On February 13, 1998, the Federal Highway Administration published proposed new rules governing registration to operate by interstate motor carriers. During 1999, the Federal Motor Carrier Safety Improvement Act of 1999 took effect establishing the Federal Motor Carrier Safety Administration effective January 1, 2000. This agency’s principal assignment is to regulate and maintain safety within the ranks of motor carriers.

Interstate motor carriers are subject to safety requirements prescribed by DOT. To a large degree, intrastate motor carrier operations are subject to safety and hazardous material transportation regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations mandate drug testing of drivers. Alcohol testing rules were adopted by the DOT in February 1994 and became effective in January 1995 for employers with 50 or more drivers. These rules require certain tests for alcohol levels in drivers and other safety personnel.

Title VI of The Federal Aviation Administration Authorization Act of 1994, which became effective on January 1, 1995, largely deregulated intrastate transportation by motor carriers. This Act generally prohibits individual states, political subdivisions thereof and combinations of states from regulating price, entry, routes or service levels of most motor carriers. However, the states retained the right to continue to require certification of carriers, based upon two primary fitness criteria—safety and insurance—and retained certain other limited regulatory rights. Prior to January 1, 1995, we held intra-state authority in several states. Since that date, we have either been “grandfathered in” or have obtained the necessary certification to continue to operate in those states. In states in which we were not previously authorized to operate intrastate, we have obtained certificates or permits allowing us to operate.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state, or local taxes, including taxes on motor fuels, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.

SEASONALITY

Our business is subject to limited seasonality due to the cyclical nature of the business of our customers, with revenues generally declining slightly during winter months, and over holidays. Highway transportation is adversely affected by severe winter weather. Our operating expenses also have been somewhat higher in the winter months, due primarily to decreased fuel efficiency, increased utility costs and increased maintenance costs of revenue equipment in colder months.

ITEM 2. PROPERTIES

As of March 1, 2005, our facilities were in the following locations:

QCI OPERATED	QSI OPERATED	AFFILIATE OPERATED	AFFILIATE OPERATED
Hoquiam, WA	Albany, NY *	Augusta, GA	Luling, LA
Albany, NY *	Jonesboro, GA	Bainbridge, MD	Madison, MS
Appleton, WI	Augusta, GA *	Elkridge, MD	Mediapolis, IA
Jonesboro, GA	Barberton, OH *	Barberton, OH *	Memphis, TN *
Augusta, GA	Baton Rouge, LA	Beaumont, TX	Memphis, TN
Becancour, QCP	Branford, CT *	Bessemer, AL	Memphis, TN
Brunswick, GA	Bridgeport, NJ *	Bowling Green, OH	Mobile, AL *
Calvert City, KY	Charleston, SC	Branford, CT *	Modesto, CA
Channelview, TX	Chattanooga, TN *	Bridgeport, NJ *	Morgantown, WV
Charleston, SC *	Clute, TX *	Bristol, WI	Nazareth, PA *
Chester, SC *	Friendly, WV *	Butler, MO	North Charleston, SC
Columbus, OH	St. Gabriel, LA	Carteret, NJ	Pittsburg, PA
Gibraltar, MI	Houston, TX *	Caseyville, IL	Bristol, DE
Follansbee, WV	Institute, WV *	Charlotte, NC	New Castle, DE
Fort Worth, TX *	Kalamazoo, MI *	Channelview, TX**	New Castle, DE
Freeport, TX	Kent, WA *	Channelview, TX*	Niagara Falls, NY
St. Gabriel, LA *	Lansing, IL	Channelview, TX	Cheasapeake, VA *
Jonesboro, GA	Midland, MI *	Chattanooga, TN *	North Bay, ON
Kalamazoo, MI *	Newark, NJ *	Chattanooga, TN	Port Arthur, TX
Ludington, MI *	Rahway, NJ	Cincinnati, OH ***	Owensboro, KY
Midland, MI *	Rock Hill, SC *	Columbus, OH ***	Pasadena, TX
Montreal, PQ	Salt Lake City, UT *	Coteau du Lac, QC *	Pasadena, TX
Newark, NJ *	Richmond, CA *	Danville, IL	Narrows, VA *
Oakville, ON	Saraland, AL*	Decatur, AL	Pocatello, ID
Saginaw, MI	Sarnia, ON *	Delaware, OH *	Pocatello, ID **
Santa Fe Springs, CA	Garden City, GA *	Dumfries, VA	Portland, OR
Sarnia, ON	South Gate, CA *	Fairfield, OH	Richmond, CA *
South Gate, CA *	Fairforest, SC *	Fairforest, SC	Roanoke, VA
St. Augustin, QC	Sulphur, LA	Fall River, MA	Salisbury, NC
St. Louis, MO	Vancouver, WA	Florence, VT	Salt Lake City, UT *
Summit, IL	Wilmington, NC *	Saginaw, TX *	Sarnia, ON ***
Tonawanda, NY *		Clute, TX *	South Point, OH ***
Waterford, NY		Garden City, GA	South Point, OH
	TPI OPERATED	Gary, IN	South Gate, CA
		Glennmoore, PA	Springfield, MO
	East Rutherford, NJ *	Greenville, TX	St. Gabriel, LA *
	Essexville, MI *	Hagerstown, MD	Sulphur, LA
	Greer, SC	Institute, WV *	Tacoma, WA
	Greer, SC	Jacksonville, FL	Tampa, FL
	Laredo, TX	Johnstown, NY	Thorofare, NJ
	Montreal, PQ	Joliet, IL	Torrance, CA
	Ozark, AR	Kansas City, KS	Torrance, CA
	Palmer, MA *	Kansas City, MO	Tracy, CA
	Port Arthur, TX *	Kelso, WA	Triadelphia, WV
	Saddle Brook, NJ	Kent, WA *	Tucker, GA
		Lansing, IL	Vancouver, WA
		Lima, OH	Walbridge, OH
		Lima, OH	Williamsport, PA *
		Louisville, KY	Wilmington, NC *

*	Indicates the terminal is owned by us and is unencumbered.
**	QSI facility operated by affiliate.
***	TPI facility operated by affiliate.

In addition to the properties listed above, we also own property in Croydon, PA; Syracuse, NY; Downingtown, PA; Detroit, MI; Greensboro, NC; Lexington, NC; Chesnee, SC; Houston, TX; Oyster Creek, TX; Parker, PA and Hartford, WI. Our executive and administrative offices are leased and are located in Tampa, Florida.

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

On July 14, 2004, QDI’s Board of Directors received a letter from a putative QDI shareholder demanding that we take steps to remedy alleged mismanagement, breach of fiduciary duty, and corporate waste arising from the PPI irregularities. The letter also demanded that we file a professional malpractice suit against our outside independent registered certified public accounting firm, PricewaterhouseCoopers LLP. By letter dated July 21, 2004, we requested certain information from the putative shareholder and have not received a response. We are conducting an investigation of the matters that are the subject of the July 14, 2004 letter.

On January 18, 2005, QDI signed Memoranda of Understanding to settle Meigs and Steamfitters and resolve the derivative demand. In exchange for broad releases from all claims that were or could have been asserted by shareholders in respect of QDI stock acquisitions, ownership or sales, and to eliminate the burden and expense of further litigation, QDI and its primary directors’ and officers’ liability insurer, on behalf of all defendants, agreed to pay the putative class $8.15 million, of which $5.875 million would be paid directly by the insurer and the remaining $2.275 million by QDI. QDI also agreed to pay the Steamfitters plaintiff’s attorneys’ fees in an amount not to exceed $0.6 million. The Meigs and Steamfitters plaintiffs, together with the putative QDI shareholder who sent the July 14, 2004 demand letter, have conducted discovery to confirm the settlement amount’s fairness and expect to sign formal stipulations of settlement and to submit the settlements for the federal and state courts’ approval.

During the fourth quarter of 2004, QDI recorded a pre-tax charge of $2.9 million to reflect the settlements.

The settlements remain contingent on several factors, including completing and executing formal stipulations of settlement and approval by the state and federal courts. No aspect of the settlements constitutes an admission or finding of wrongful conduct, acts, or omissions. There can be no assurance that failure to approve the settlement will not have a material adverse effect on us.

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

On May 13, 2004, a complaint styled Quality Food Grade Carriers, Inc., et al. v. Quality Carriers, Inc., et al., Case No. 04-4515-B, was filed in the Circuit Court for Hillsborough County, Florida, naming as defendants, QCI, our wholly owned subsidiary, and Thomas L. Finkbiner, QCI’s President and Chief Executive Officer. On November 22, 2004, plaintiffs served a third amended complaint naming only QCI as a defendant alleging, among other things, that QCI breached a “Fuel Consulting and Management Agreement” with Quality Fuel Control, Inc. The third amended complaint seeks unspecified damages exceeding $15 thousand. QCI is preparing its response to the third amended complaint. We believe that the plaintiffs’ allegations are without merit, and we intend to contest the action vigorously. The action is at an early stage, and it is therefore impossible to determine the likelihood of any outcome or the amount or range of any loss or possible loss, if any.

On October 21, 2004, a complaint styled Quality Food Grade Carriers, Inc., et al. v. Leon Black, et al., Case No. 04-9491-A, was filed in the Circuit Court for Hillsborough County, Florida, naming as defendants QCI, Leon Black, and Apollo Management, L.P. On October 26, 2004, Plaintiffs filed an amended complaint adding QDI as a defendant and alleging, among other things, that defendants fraudulently induced the last of a series of agreements with plaintiffs to pursue jointly a food transportation business. The amended complaint seeks unspecified damages exceeding $15 thousand. On November 18, 2004 QDI and QCI served their motion for attorney’s fees pursuant to section 57.105, Florida Statutes, and on December 16, 2004, QDI and QCI filed their motion to dismiss plaintiffs’ amended complaint. Pursuant to a previously announced agreement between the parties, on January 14, 2005, Plaintiffs dismissed the action with prejudice and QDI and QCI did not seek sanctions against plaintiffs and their counsel on QDI’s and QCI’s motion pursuant to section 57.105, Florida Statutes.

On October 21, 2004, a complaint styled Quality Food Grade Carriers, Inc., et al. v. Tropicana Products, Inc., et al., Case No. 53-2004CA-004215, was filed in the Circuit Court for Polk County, Florida, naming as defendants, among others, certain customers of QCI. The complaint alleges, among other things, that defendants interfered with plaintiffs’ agreement with QCI to lease certain trucks and trailers, and seeks unspecified damages exceeding $15 thousand. We and QCI agreed to indemnify certain defendants in the action. On October 26, 2004, QCI, as indemnitor of certain named defendants, served its motion for attorney’s fees pursuant to section 57.105, Florida Statutes, and thereafter QDI and QCI through counsel filed motions to dismiss plaintiffs’ complaint on behalf of certain named defendants. Pursuant to a previously announced agreement between the parties, on January 19, 2005, Plaintiffs dismissed the action with prejudice and QCI did not seek sanctions against plaintiffs and their counsel on QCI’s motion pursuant to section 57.105, Florida Statutes.

On October 27, 2004, QDI and QCI, filed a complaint styled Quality Distribution, Inc. and Quality Carriers, Inc. v. Stephen Douglas Vaughan, Quality Food Grade Carriers, Inc., and Quality Fuel Control, Inc., Adversary Proceeding No. 04-0687, in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division. The complaint alleges claims for injunctive relief, tortious interference, defamation, and extortion under Florida’s Civil Remedies for Criminal Practices Act. On November 17, 2004, the Bankruptcy Court entered its order granting QDI’s and QCI’s motion for preliminary injunction enjoining, among others, Stephen Douglas Vaughan, Quality Food Grade Carriers, Inc. and Quality Fuel Control, Inc., from making or otherwise publishing false and defamatory statements regarding QDI and QCI, their customers and shareholders, interfering with QDI and QCI, their customers and business relationships, and threatening QDI and QCI, their customers and shareholders. The Bankruptcy Court scheduled the trial of the action for March 7, 2005. Pursuant to a previously announced agreement between the parties, on February 16, 2005, the Bankruptcy Court entered a final judgment awarding permanent injunctive relief, enjoining, among others, Stephen Douglas Vaughan, Quality Food Grade Carriers, Inc. and Quality Fuel Control, Inc., from making or otherwise publishing false and defamatory statements regarding QDI and QCI, their customers and shareholders, interfering with QDI and QCI, their customers and business relationships, and threatening QDI and QCI, their customers and shareholders. Pursuant to the agreement, we will dismiss the remaining claims in the action without prejudice.

In addition to the above lawsuits and those items disclosed under Note 20 to our consolidated financial statements contained herein, “Commitments and Contingencies—Environmental Matters,” we are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us or QDI, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of March 1, 2005 are as follows:

Name	Age	Position
Thomas L. Finkbiner	52	Chairman of the Board, President and Chief Executive Officer
Gary Enzor	42	Executive Vice President and Chief Operating Officer
Timothy B. Page	52	Senior Vice President and Chief Financial Officer
Virgil T. Leslie	50	Executive Vice President—Sales
Dennis R. Copeland	55	Senior Vice President—Administration
Robert J. Millstone	61	Senior Vice President, General Counsel and Secretary

Thomas L. Finkbiner has been employed by QDI since November 1999 as its President and Chief Executive Officer, and he has been a director of QDI since March 2000. Since May 14, 2002, Mr. Finkbiner has also served as President, Chief Executive Officer, and a member of the Board of Managers of Quality Distribution, LLC, and he became Chairman of Quality Distribution, LLC’s on June 19, 2002. Prior to his employment by QDI, he was Vice President, Intermodal for Norfolk Southern Corporation from 1987-1999, Vice President of Marketing and Administration and Vice President of Sales for North American Van Lines (then an operating subsidiary of Norfolk Southern) from 1981-1987. Prior to these positions he held various sales and management positions with Airborne Freight Corporation and Roadway Express, Inc. from 1976-1981. Mr. Finkbiner serves as Chairman of the Board of Directors for Intermodal Transportation Institute, University of Denver. He is a director of Pacer International, Inc.

Gary R. Enzor joined QDI in December 2004 as Executive Vice President and Chief Operating Officer. Mr. Enzor also serves as Executive Vice President and Chief Operating Officer of Quality Distribution, LLC Prior to joining QDI, Mr. Enzor served as Executive Vice President and Chief Financial Officer of Swift Transportation Company, Inc. since August 2002. Prior to Swift, he served as the Vice President & Chief Financial Officer of Honeywell Aerospace Electronic Systems. Prior to Honeywell, Mr. Enzor worked for Dell Computer from 1999 to 2001 in finance and as the General Manager of Dell’s Higher Education business and from 1984 to 1999 at AlliedSignal in increasingly responsible information technology roles, and as chief financial officer and business development executive for various businesses.

Timothy B. Page joined QDI in December 2004 as Senior Vice President and Chief Financial Officer. Mr. Page also serves as Senior Vice President and Chief Financial Officer of Quality Distribution, LLC. Prior to joining QDI, Mr. Page served as Chief Financial Officer of Perry Ellis International, Inc. since May 2001. From 1998 through 2001, Mr. Page was a private investor and entrepreneur in the telecommunications and industrial gas and specialty chemical industries. From 1989 through 1997, Mr. Page was a director of Farah, Inc., an apparel company, and served in various executive positions, including Executive Vice President and Chief Operational Officer.

Virgil T. Leslie joined QDI in April 2000 and serves as Executive Vice President of Sales of Quality Distribution, LLC. Prior to joining QDI, he served as Vice President of Sales with Triple Crown Services in Ft. Wayne, Indiana. Mr. Leslie also spent 16 years with Roadway Express holding various sales and operating positions.

Dennis R. Copeland serves as QDI’s Senior Vice President-Administration. Mr. Copeland also serves as Senior Vice President—Administration of Quality Distribution, LLC. Mr. Copeland joined QDI in 1998 in connection with the acquisition of Chemical Leaman Corporation, at which time he assumed the position of Vice President Labor Relations and Human Resources. From October 1988 until he joined QDI, Mr. Copeland served as Vice President of Human Resources and Labor Relations for Chemical Leaman Corporation. Prior to that time, he held various management positions with Lukens Steel Company.

Robert J. Millstone joined QDI in September 2004 as Senior Vice President, General Counsel and Secretary. Mr. Millstone also serves as Senior Vice President, General Counsel and Secretary of Quality Distribution, LLC. Prior to his employment with QDI, Mr. Millstone served as Senior Vice President and General Counsel of Philip Services Corporation, an industrial outsourcing, byproducts recovery and metals recycling company since 2000. From 1998 to 2000, Mr. Millstone served as Vice President, General Counsel and Corporate Secretary for Lyondell Chemical Company and prior to that for ARCO Chemical Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on The Nasdaq Stock Market’s National Market (NASDAQ) under the symbol QLTY. The following table sets forth, the per share range of high and low bid information of our common stock as reported on NASDAQ since our initial public offering on November 5, 2003. Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions, and, therefore, may not represent actual transactions.

	Common Stock
	High	Low
2004
1st quarter	$20.50	$13.05
2nd quarter	15.59	6.97
3rd quarter	12.42	4.50
4th quarter	9.25	4.85

2003
4th quarter	$20.36	$16.40

As of March 1, 2005, there were approximately 111 record holders of our common stock.

DIVIDEND POLICY

We have not declared cash dividends on our common stock for the periods presented above and have no present intention of doing so. We currently intend to retain our future earnings, if any, to repay debt or to finance the further expansion and continued growth of our business. In addition, our ability to pay cash dividends is currently restricted under the terms of Quality Distribution, LLC’s (“QD LLC”) credit agreement and the indentures governing QD LLC’s senior floating rate notes and senior subordinated notes. Future dividends, if any, will be determined by our board of directors.

RECENT SALES OF SECURITIES

During fiscal year 2004, we issued 50,636 shares of restricted shares as compensation to various members of our management at a stock price ranging from $5.15 to $8.45. See Note 19 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The consolidated statements of operations data and balance sheet data set forth below for the fiscal years ended December 31, 2004, 2003 and 2002 and the historical balance sheet data as of December 31, 2004 and 2003 are derived from our audited financial statements included under Item 8 of this report. The historical statements of operations data for the fiscal years’ ended December 31, 2001 and 2000 and the historical balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our audited financial statements that are not included in this report.

	YEAR ENDED DECEMBER 31
	2004	2003	2002	2001	2000
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operation Data
Operating revenues	$622,015	$565,440	$516,760	$509,522	$555,816
Operating expenses:
Purchased transportation (1)	420,565	360,303	301,921	298,688	320,943
Depreciation and amortization (2)	22,493	28,509	31,823	33,410	35,281
Other operating expenses	163,893	157,834	160,618	152,431	170,591

Operating income (3)	15,064	18,794	22,398	24,993	29,001
Interest expense, net	22,343	29,984	33,970	40,389	40,605
Transaction fees	—	700	10,077	—	—
Interest expense, preferred stock conversion	—	59,395	—	—	—
Gain on debt extinguishment	—	(4,733)	—	—	—
Other expense (income)	857	649	6	(143)	(393)

Loss before taxes	(8,136)	(67,201)	(21,655)	(15,253)	(11,211)
Provision (benefit) for income taxes (4)	2,421	(99)	1,443	1,135	31,225

Loss from continuing operations, before discontinued operations and cumulative change in accounting principle	(10,557)	(67,102)	(23,098)	(16,388)	(42,436)
Income (loss) from discontinued operations, net of tax	—	—	(2,913)	(359)	56
Cumulative effect of a change in accounting principle (5)	—	—	(23,985)	—	—

Net loss	(10,557)	(67,102)	(49,996)	(16,747)	(42,380)
Preferred stock dividends and accretions	(145)	(4,540)	(6,021)	(2,762)	(1,745)

Net loss attributable to common stockholders	$(10,702)	$(71,642)	$(56,017)	$(19,509)	$(44,125)

Loss from continuing operations per share (6)
Basic	$(0.57)	$(12.51)	$(8.64)	$(5.59)	$(12.89)
Diluted	(0.57)	(12.51)	(8.64)	(5.59)	(12.89)
Weighted average common shares outstanding
Basic	18,910,000	5,729,000	3,369,000	3,422,000	3,427,000
Diluted	18,910,000	5,729,000	3,369,000	3,422,000	3,427,000

	YEAR ENDED DECEMBER 31
	2004	2003	2002	2001	2000
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Other Data
Net cash provided by operating activities	$15,467	$17,349	$25,832	$7,468	$41,282
Net cash used in investing activities	(7,603)	(12,381)	(7,169)	(34,936)	(18,721)
Net cash (used in) provided by financing activities	(6,070)	(4,733)	(19,998)	27,263	(20,171)
Number of terminals at end of period	166	164	153	148	152
Number of trailers operated at end of period	7,377	8,253	7,565	7,737	7,526
Number of tractors operated at end of period	3,550	3,473	3,363	3,394	3,491

Balance Sheet Data at Period End:
Working capital	$12,424	$7,748	$13,804	$32,482	$37,223
Total assets	379,298	374,379	381,586	445,243	452,480
Total indebtedness, including current maturities	276,550	279,509	397,613	443,856	416,939
Redeemable securities (7)	—	—	62,675	17,092	15,092
Cash dividends declared (and paid) per common share	—	—	—	—	—
Stockholders’ deficit	(34,100)	(20,671)	(200,709)	(140,152)	(112,264)

(1)	Does not include purchased transportation from discontinued operations of $1.4 million and $1.7 million in 2001 and 2000, respectively.
(2)	Does not include depreciation and amortization from discontinued operations of $1.7 million and $1.8 million in 2001 and 2000 , respectively.
(3)	For the years ended December 31, 2003, 2002, 2001 and 2000, operating income includes charges of $3.0 million, $4.1 million, $3.4 million and $9.9 million, respectively, relating to expenses or losses attributable to our operations prior to the 1998 acquisition of CLC for insurance claims and restructuring charges.
(4)	The provision for income taxes for the year ended December 31, 2000 includes the establishment of a valuation reserve of $32.6 million, which was a non-cash charge.
(5)	Adoption of SFAS Statement 142, “Goodwill and Other Intangible Assets,” resulted in a $24.0 million non-cash impairment loss related to goodwill as a cumulative effect of a change in accounting principle.
(6)	Loss from continuing operations per share and weighted average common shares outstanding for all periods presented gives effect to the 1.7 for 1 stock split effected on November 4, 2003.
(7)	Redeemable securities of QDI on a consolidated basis consisted of $51.0 million of mandatorily redeemable preferred stock and accrued dividends on this stock of $11.9 million at December 31, 2002 and are net of $0.2 million in shareholder loans.

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

OVERVIEW

We operate the largest dedicated bulk tank truck network in North America based on bulk service revenues, and we believe we have more than twice the revenues of our closest competitor in our primary chemical bulk transport market in the U.S. The bulk tank truck market in North America includes all items shipped by bulk tank truck carriers and consists primarily of the shipping of chemicals, gasoline and food-grade products. We transport a broad range of chemical products and provide our customers with value-added services, including intermodal, transloading, tank cleaning, dry-bulk hauling, leasing and other logistics services. We extensively utilize third-party affiliate terminals and owner-operator drivers in our core bulk service network. Our light-asset based operations enable us to minimize our capital investments and increase the flexibility of our cost structure, while providing superior localized customer service. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including the Dow Chemical Company, Procter & Gamble Company, E.I. Dupont and PPG Industries, and we provide services to most of the top 100 chemical producers in the world with U.S. operations. We expect to grow as our customers continue to outsource more of their logistics needs to full-service carriers.

Following the merger in 1998 of our predecessor companies, Chemical Leaman Corporation (“CLC”) and Montgomery Tank Lines (“MTL”), we began assembling a management team to guide the integration of CLC and MTL and position us for profitable future growth. Our management team undertook several major initiatives designed to enhance our operating flexibility, upgrade and standardize our business processes, improve our customer service and increase our profitability as reflected in our revenue growth from $565.4 million in 2003 to $622.0 million in 2004.

•	We significantly expanded the use of affiliate terminals and owner-operator drivers in our transformation to a more light-asset based business model. Revenues from our affiliate partners and owner-operator drivers accounted for 92.3%, 90.6% and 87.2% of our transportation revenues in 2004, 2003 and 2002, respectively.

•	We installed a new order entry, dispatch and billing system, a new decision-support system and a new mobile satellite communication system.

•	We established new standard operating procedures for customer service and safety and implemented a new field operating structure.

•	We added several terminals and tank wash facilities in strategic locations to fill out our core bulk network.

•	We began offering additional complementary, value-added services that offer attractive growth potential, including intermodal services and third-party logistics.

•	We implemented a new yield management system and other profit improvement initiatives.

•	We sold a non-core petroleum and mining trucking business, as well as the assets for the glass trucking business of Levy Transport, Ltd.

•	We sold certain assets of PPI.

•	We have strengthened our senior management team in 2004, including adding a new chief operating officer, chief financial officer and general counsel.

We have realized, and believe that we will continue to realize, significant additional financial benefits from these and other strategic initiatives.

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share, and the amount spent on tank truck transportation as opposed to other modes of transportation such as rail. The volume of shipments of chemical products are, in turn, affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. Additionally, we also provide leasing, tank cleaning, transloading and warehousing, which are presented as other service revenue. We also broker insurance products for drivers and affiliates through an independent third party.

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

We believe the most significant factors to achieving future business growth are the ability to (a) recruit and retain drivers, especially given the new hours-of-service regulations effective during 2004, (b) add new affiliates, and (c) further expand our existing network by adding new customers and obtaining additional business from existing customers. Since the end of 2002, we have added ten new affiliates that manage 15 terminals. Excluding the converted company terminals, these new affiliates provided incremental revenues of $20.4 million for the twelve months ended December 31, 2004.

On November 13, 2003, we consummated our initial public offering of 7,875,000 shares of our common stock at $17.00 per share. On this date, we sold an additional 25,000 shares of common stock to an existing shareholder for $11.63 per share as a result of the exercise of his preemptive rights in connection with the conversion of our 13.75% Mandatorily Redeemable Preferred Stock (“Redeemable Preferred Stock”) to common stock. Our subsidiary, QD LLC concurrently consummated (a) the private offering of $125 million aggregate principal amount of the 9% Senior Subordinated Notes, and (b) the entry into the credit facility consisting of a $140 million delayed draw term loan facility, a $75.0 million revolving credit facility, and a $20.0 million pre-funded letter of credit facility. We utilized the proceeds from these transactions to repay all of our previous debt, except for $7.5 million of floating interest rate notes, our $5.0 million overdraft line of credit facility, and our outstanding capital leases. During 2004 and going forward, we expect our interest expense to decrease from historical levels due to the reduction of outstanding debt and the reduction of interest rates from the previously outstanding debt. We believe that our capital structure provides us the flexibility necessary to continue expanding our scope of service capabilities, providing us the ability to be a full-service provider to companies looking to outsource their logistics needs.

On July 13, 2004, we sold certain assets of PPI including accounts, customer lists and insurance contracts. These assets were related to the business of offering insurance to individuals who are not owner-operators, affiliates and fleet owners doing business regularly with us (“QDI Persons”). The sales price was $0.6 million with $0.5 million paid at closing and the remaining $0.1 million to be paid in equal monthly installments over twelve months. We may receive an additional amount of up to $0.4 million in September of 2006 based on the excess of the buyer’s annual revenues from this business, as defined in the sales agreement, over $0.5 million. We recorded a loss of $0.2 million related to this transaction in the third quarter of 2004.

For the retained business, which encompasses the on-going transactions with QDI Persons, we entered into a three-year outsourcing agreement whereby the outside insurance brokerage company provides the administrative responsibilities for insurance-related services offered to QDI Persons. We receive a percentage of certain commissions, underwriting profits, administrative and other defined revenues related to the outsourced administrative responsibilities for insurance-related services. We are retaining certain assets and liabilities of PPI including the reserves established on the uninsured policies identified during the investigation of irregularities at PPI.

Additionally, on August 15, 2004, we sold our orange juice transportation operations. On August 30, 2004, we sold certain assets, primarily tractors and trailers related to the glass transportation business of Levy Transport, Ltd., for $1.5 million. We recorded a loss of $1.1 million on the sale of these assets, as well as additional tax expense of $0.5 million in the third quarter of 2004.

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

Goodwill—Goodwill and other intangibles are reviewed for impairment annually and whenever events or circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events or circumstances indicate possible impairment. We identified three reporting units: transportation operations, insurance operations and Mexican operations. We allocated goodwill to the transportation operation as it principally resulted from the acquisition of CLC in 1998. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill. We performed our annual assessment during the second quarter of 2004. We used a combination of discounted cash flows and valuation of our capital structure to estimate the fair value. Projections for future cash flows were based on our recent operating trends. If actual cash flows turn out to be significantly less than projections, then the impairment analysis could change, possibly resulting in future impairment charges.

Deferred tax assets—We use the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of December 31, 2004, management has deemed it appropriate to establish a valuation allowance against the net deferred tax assets. Any change in the actual future results of operations could impact the valuation of the net deferred tax asset.

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

Accident claims reserves—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5 million per incident for property damage and $1 million for workers’ compensation for periods after September 15, 2002. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease, for cargo losses, and for pollution legal liability. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own safety department personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Pension Plans—We maintain two noncontributory defined-benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions such as discount rates (5.5%) and assumed rates of return (7.50%). Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds, plus an assumption of future inflation. The current investment policy target asset allocation is 60% equities and 40% bonds, and the current inflation assumption is 2.5%. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As required by GAAP in the United States, the effects of the modifications are amortized over future periods. Based on the information provided by our independent actuaries and other relevant sources, we believe that the assumptions used are reasonable.

NEW ACCOUNTING PRONOUNCEMENTS

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation contains a number of changes to the Internal Revenue Code that may affect us. We are in the process of analyzing the law in order to determine its effects, if any, on our consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning in the quarter ending September 30, 2005. The effect of the adoption of SFAS No. 123(R) is expected to be comparable to the effect disclosed on a pro forma basis as a result of applying the current fair-value recognition provisions of SFAS No. 123 as shown in Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

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

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2004	2003	2002
OPERATING REVENUES:
Transportation	83.7%	84.8%	85.5%
Other service revenue	11.4	12.4	13.3
Fuel surcharge	4.9	2.8	1.2

Total operating revenues	100.0	100.0	100.0
OPERATING EXPENSES:
Purchased transportation	67.6	63.7	58.4
Compensation	9.4	10.7	13.4
Fuel, supplies and maintenance	5.4	6.2	7.7
Depreciation and amortization	3.6	5.1	6.2
Selling and administrative	4.0	2.8	3.3
Insurance claims	3.7	5.7	3.6
Taxes and licenses	0.5	0.8	0.8
Communication and utilities	1.1	1.2	1.5
Loss on disposal of property and equipment	0.4	—	—
Impairment on property and equipment	0.5	—	—
CLC expenses	—	0.4	0.4
PPI class action settlement and relisted expenses	1.4	—	—
Restructuring charges	—	0.1	0.4

Total operating expenses	97.6	96.7	95.7

Operating income	2.4	3.3	4.3

Interest expense, net	(3.6)	(5.3)	(6.6)
Interest expense, transaction fees	—	(0.1)	(1.9)
Interest expense, preferred stock conversion	—	(10.5)	—
Gain on early debt extinguishment	—	0.8	—
Other (expense)	(0.1)	(0.1)	—

Loss before income taxes	(1.3)	(11.9)	(4.2)
(Provision) benefit for income taxes	(0.4)	—	(0.3)

Loss from continuing operations	(1.7)	(11.9)	(4.5)

The following table sets forth for the periods indicated the number of terminals, tractors and trailers utilized in our business:

	2004	2003	2002
Terminals	166	164	153
Tractors	3,550	3,473	3,363
Trailers	7,377	8,253	7,565
Trailers - Held-for-Sale	654	—	—

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Total revenues for 2004 were $622.0 million, an increase of $56.6 million or 10.0%, compared to 2003 revenues. Transportation revenue increased by $41.2 million or 8.6% compared to 2003. At the end of 2003, we acquired the liquid tank business of one of our competitors, which provided $8.5 million of additional revenue for 2004. Since the end of 2003, five new affiliates, representing ten terminals, joined us providing approximately $9.1 million of revenues in 2004. However, one of these new affiliates, which generated $2.7 million in revenue was associated with the orange juice business that was sold in 2004. Additionally, the five affiliates that joined us during 2003, generated $11.3 million of incremental business in 2004 as compared with 2003. The remainder of the increase is attributable to stronger demand from existing customers, additional new business secured during the past twelve months and rate increases. The revenue per mile change accounted for $9.7 million of the transportation increase. The increased demand from existing customers is a reflection of the gradual strengthening of the chemical industry as evidenced by a 6.2% increase in 2004 revenue from 2003 generated by our ten largest 2004 customers. Other service revenue increased by $0.5 million or 0.7% in 2004 versus 2003. This increase was primarily due to a $4.6 million increase in tractor, trailer and other rental revenues as a result of our converting company-owned terminals to affiliates and a $1.1 million increase in tank washing revenue. These increases were offset by a $5.5 million decrease in PPI revenues due to a decline in business volume after the irregularities were disclosed as well as the sale of certain PPI assets in July 2004. Fuel surcharge revenue increased $14.9 million or 95.3% from 2003 as a result of higher fuel prices and volume increases.

We operated a total of 7,377 trailers and 3,550 tractors at the end of 2004 compared to 8,253 trailers and 3,473 tractors at December 31, 2003. The decrease in trailers is largely due to identifying 654 trailers that are no longer being utilized by us and are being held-for-sale.

Operating expenses, totaled $607.0 million in 2004, an increase of $60.3 million or 11.0% from 2003. The increase in operating expenses was primarily attributable to higher purchased transportation resulting from increased revenue and the impact of several conversions of company terminals to affiliates during 2003 and 2004. As terminals are converted, we reduce overhead expense as well as fuel, supplies and maintenance expense and increase purchased transportation expense, representing the affiliates’ percentage of revenues. This also accounts for the reduction in fuel, supplies and maintenance expense. Additionally, $2.5 million of start-up costs and operating losses related to our recently divested orange juice transportation operations were included in purchased transportation.

Compensation expense decreased $2.0 million, or 3.2%. The reduction is primarily due to a decrease of $3.6 million as a result of converting company-owned terminals to affiliates and the sale of the Levy glass division. This reduction was offset by an increase of $0.3 million in pension expense related to the two non-contributory defined benefit plans and the multi-employer plans. The decrease was further offset by an increase of $1.4 million of overhead compensation.

Depreciation and amortization expense decreased $6.0 million, or 21.1%, as a result of a large group of assets becoming fully depreciated at of the end of 2003. We also reclassified 654 trailers in 2004 from operating assets to held-for-sale, which resulted in no depreciation being charged for those assets.

Selling and administrative expenses increased $9.2 million, or 57.8%. This increase is attributable to the recording of $4.9 million in environmental expenses including a $4.1 million increase in our reserve for the West Caln Township, PA site. The increase for the West Caln Township, PA site was the result of the discovery of additional contaminated soils requiring more extensive remediation than previously projected. Also included in selling and administrative expenses is an increase of $1.5 million in professional fees related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, $1.1 million of additional legal costs incurred in defending against legal proceedings, a $1.0 million increase in accounting related professional fees, a $1.0 million increase in executive search and relocation related expenses, and a $0.6 million increase in bad debt expenses.

Insurance expense decreased $9.4 million, or 29.2% due to a $15.8 million decrease in PPI expenses since 2003 (including expenses in 2003 for the establishment of PPI reserves on uninsured claims as well as fines and penalties). We reduced our exposure to self-insurance losses related to PPI shortly after the discovery of the irregularities and disposed of the majority of the PPI assets and customer lists in July 2004. This decrease was offset in part by an increase in insurance expense of $7.0 million recorded in the second quarter of 2004 resulting from adverse developments of insurance claims. The $3.0 million reserve for fines and penalties established in the fourth quarter of 2003 was reduced by $0.3 million in the second quarter of 2004 and by $1.9 million in the fourth quarter of 2004 due to the settlement with certain states and customers.

Loss on disposal of property and equipment and impairment loss on property and equipment were $2.4 million and $2.9 million, respectively. The $2.4 million loss on disposal of property and equipment consisted of a $1.1 million loss on the sale of the Levy glass division, a $0.2 million loss related to the sale of the PPI business, losses on other equipment disposals, and a gain of $0.3 million related to the sale of the orange juice business. A $2.5 million impairment loss was taken in the fourth quarter of 2004 on 654 trailers held-for-sale as well as a $0.4 million impairment loss on non-utilized assets at our Mexican subsidiary.

PPI class action settlement and related expenses, which included professional fees, fines and penalties and the settlement of a related class action lawsuit, was $8.3 million.

Operating income decreased $3.7 million or 19.8% compared to 2003. The operating margin for 2004 was 2.4% compared to 3.3% for 2003 as a result of the above items.

Interest expense decreased by $8.3 million or 27.2% in 2004 compared to 2003 as a result of the reduction of debt from the IPO and concurrent debt refinancing.

The provision for income taxes increased by $2.5 million in 2004 compared to 2003 primarily due to Canadian taxes, including those related to the sale of the Levy Glass assets. The provision also includes state franchise and foreign taxes.

Our net loss was $10.6 million for 2004 versus $67.1 million for 2003 for the reasons outlined above and due to the non-recurrence of the CLC expenses and other issues (including the $59.4 million interest expense on the preferred stock conversion and the $4.7 million gain on early debt extinguishment) that occurred in 2003.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Total revenues for 2003 were $565.4 million, an increase of $48.7 million or 9.4%, compared to 2002 revenues. Transportation revenue increased by $37.9 million or 8.6% compared to 2002. The increase in transportation revenue is partially attributable to the addition of five new affiliates throughout 2003, which provided an incremental revenue increase of $8.4 million during 2003. The insurance surcharge revenue increased $0.7 million from 2002. The remaining increase in transportation revenue is the result of increased demand from existing customers and the addition of new customers. The increased demand from existing customers is a reflection of the gradual strengthening of the chemical industry as evidenced by an $11.2 million increase in 2003 revenue from 2002 generated by our ten largest 2003 customers. Other service revenue increased by $1.2 million or 1.8% in 2003 versus 2002 primarily due to an increase of $2.2 million in trailer rental revenues as a result of our converting company owned terminals to affiliates. Fuel surcharge increased $9.6 million from 2002 as a result of higher fuel prices and volume increases.

We operated a total of 8,253 trailers and 3,473 tractors at the end of 2003 compared to 7,565 trailers and 3,363 tractors at December 31, 2002. The increase in tractors is largely due to the addition of new affiliates who provided their own tractors. The increase in trailers is also due to the addition of new affiliates that previously ran independently and, thus, already owned trailers and to the acquisition of new business that had been serviced by in-house fleets where the customer provided its own trailers. Additionally, we acquired 174 trailers on December 31, 2003 from a competitor who decided to discontinue its bulk tank truck business. The increases were partially offset by sales of older trailers.

Operating expenses, totaled $546.6 million in 2003, an increase of $52.3 million or 10.6% from 2002. The increase in operating expenses was primarily attributable to higher purchased transportation and insurance costs, offset by decreases in compensation; fuel, supplies and maintenance; and depreciation and amortization. The increase in purchased transportation of $58.4 million, or 19.3%, is primarily the result of higher revenues and the conversion of 15 company terminals to affiliates. As terminals are converted, we increase our purchased transportation expense, which represents the affiliates’ percentage share of revenues, and decrease our overhead expenses. The decrease in compensation expense of $8.7 million, or 12.5%, from 2002 is a result of the conversion of company terminals to affiliates, which reduces the number of company employees as these individuals are subsequently employed by the affiliate. As a direct result of these conversions, company drivers decreased from 2002 to 2003, which caused a $3.4 million decrease in driver compensation during 2003. Fuel, supplies and maintenance decreased $4.6 million, or 11.7%, as company terminals were converted to affiliates, and these costs were assumed by the affiliates. Additionally, the number of company-owned tractors decreased from 793 at December 31, 2002 to 663 at December 31, 2003, thereby reducing the maintenance expenses for which we are responsible. Depreciation and amortization decreased $3.3 million, or 10.4%, as we reduced the number of company-owned tractors and as trailers acquired in the merger with CLC became fully depreciated during 2003.

The decreases in operating expenses, other than purchased transportation, were primarily offset by a $13.8 million increase in insurance claims expense, which was primarily related to the irregularities at PPI, including an accrual of $3.0 million to record estimated costs relating to the state insurance regulatory proceedings, compared to $4.9 million of expenses recorded in 2002 in connection with the insurance irregularities identified at PPI. The remaining increase in our insurance claims expense of $4.9 million is the result of higher insurance claims than in the previous year relating to our transportation business.

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

Interest expense was $30.0 million in 2003 versus $34.0 million during 2002. The reduction in interest expense was the result of reductions in debt, lower interest rates and the amortization of deferred gains on the 2002 debt restructuring. On July 1, 2003, we adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which increased our interest expense by $3.5 million for the Redeemable Preferred Stock dividends recorded since adoption of the standard through November 13, 2003, the date the Redeemable Preferred Stock was converted to common stock. In connection with an exchange offer consummated during 2002, we recorded $10.1 million in transaction fees, including the write-off of existing unamortized fees from prior credit amendments. In 2003, we recorded $0.7 million in transaction fees incurred in a proposed debt offering that was not consummated. Additionally, we recorded $59.4 million in interest expense upon converting our outstanding Redeemable Preferred Stock into 7,654,235 shares of common stock at a conversion price of $11.63 per share upon consummation of the offering of our common stock on November 13, 2003. The interest charge was calculated as the difference between the carrying value of the preferred stock, including accrued dividends, at the date of conversion and the conversion price of $17.00 per share times the number of converted shares of common stock.

We recorded a $4.7 million net gain on debt extinguishment as we used the proceeds from our IPO and QD LLC’s offering of 9% Senior Subordinated Notes and entering into a new credit facility to pay all of our and QD LLC’s existing long-term debt other than $7.5 million of our floating interest rate notes. The gain consisted of a $13.1 million gain from the write-off of bond-carrying values on debt instruments that were extinguished, a $5.6 million loss from the write-off of deferred financing costs previously recorded for debt that was extinguished and a $2.8 million loss for redemption fees paid to bondholders to redeem the debt before maturity.

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

During 2002, there was a change in accounting principle to recognize the impairment of goodwill relating to implementation of SFAS 142 of $24.0 million. See Note 12 to the consolidated financial statements for further discussion.

Income taxes for 2003 were a benefit of $0.1 million versus a provision of $1.4 million for 2002. This expense mainly represents state franchise and foreign taxes.

Our net loss was $67.1 million for 2003 versus $50.0 million for 2002 for the reasons outlined above.

EXCHANGE RATES

We operate in Canada and Mexico. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

Our results of operations are affected by the relative strength of currencies in the countries where we operate. Approximately 7.1%, 7.3% and 1.7% of our revenue in fiscal year 2004, 2003 and 2002, respectively, was generated outside the United States.

In comparing the average exchange rates between fiscal 2004 and the year-ago period, the Canadian dollar appreciated against the United States dollar by approximately 7.5% while the Mexican peso declined against the United States dollar by approximately 4.4%. The change in exchange rates positively impacted revenue by approximately $3.0 million. The appreciation of the Canadian dollar since December 31, 2003 was the primary reason for the $0.7 million increase in cumulative currency translation gains in shareholders’ equity for fiscal year 2004.

Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at December 31, 2004, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries, including our Canadian and Mexican subsidiaries, from local currencies to the dollar. Generally, we do not hedge our exposure against changes in foreign currency. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.8 million loss in fiscal year 2004, a $0.9 million loss in fiscal year 2003 and no effect in fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

The following summarizes our cash flows for fiscal years 2004, 2003 and 2002 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,
(In Thousands)	2004	2003	2002
Net cash provided by operating activities	$15,467	$17,349	$25,832
Net cash used in investing activities	(7,603)	(12,381)	(7,169)
Net cash used in financing activities	(6,070)	(4,733)	(19,998)

Net increase/(decrease) in cash	1,794	235	(1,335)
Effect of exchange rates	(49)	59	(216)
Cash at beginning of period	955	661	2,212

Cash at end of period	$2,700	$955	$661

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Our revolving credit agreement is due in November of 2008. Our primary cash needs consist of capital expenditures and debt service including our variable term loan due in 2009, our 9% senior subordinated notes due 2010 (“Senior Subordinated Notes”) and our Senior Floating Rate Notes due 2012 (“Senior Floating Rate Notes”) (which were issued in January 2005 and were used to pay off our revolving credit facility, our Series B floating interest rate notes and to pay down our term loan). We incur capital expenditures for the purpose of replacing older tractors and trailers, purchasing new tractors and trailers, and maintaining and improving infrastructure. We have accrued $25.6 million for environmental claims and $38.6 million for loss and damage claims and the timing of the cash payment for such claims is uncertain. If our net cash provided by operating activities is insufficient to cover the payment of such claims then it may be necessary to use our revolving credit facility.

We generated $15.5 million, $17.3 million and $25.8 million from operating activities in 2004, 2003 and 2002, respectively. The decrease in cash provided by operating activities in 2004 is primarily attributable to a decrease in our operating income and a decrease in cash generated from our receivables resulting from a slowing of our collection efforts offset in part by an increase in our accrued expenses resulting from an increase for loss and damage claims and the accrual of the PPI class action settlement. The decrease in cash generated from operating activities for 2003 was primerly driven by a reduction in owner-operators settlement resulting from the timing of payments.

Net cash used in investing activities in 2004, 2003 and 2002 was $7.6 million, $12.4 million and $7.2 million, respectively. Capital expenditures totaled $9.9 million, $8.9 million and $15.3 million in 2004, 2003 and 2002, respectively. In 2002, capital was used to complete the purchase of our new dispatch system and other computer infrastructure, new tractors and a tank wash facility. In 2004 and 2003, all capital expenditures were used to maintain our current asset level. In 2003, we paid $6.1 million to purchase a line of business of one of our competitors. In 2002, we recognized proceeds of approximately $4.3 million in connection with our disposal of the petroleum and mining trucking divisions of Levy.

Net cash used in financing activities was $6.1 million, $4.7 million and $20.0 million in 2004, 2003 and 2002, respectively. In 2004 we made a conscious effort to pay down some of our long-term debt and reduce our book overdrafts. In 2003, we used the proceeds from our IPO, the offering of the Senior Subordinated Notes and our new credit agreement to pay substantially all of our then existing credit agreement and long-term debt (discussed below). Additionally, we made periodic payments on our revolver and term loan prior to the IPO. The use of cash in 2002 is a result of paying down our revolving debt and transaction fees associated with the exchange offer.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at December 31, 2004, over the periods we expect them to be paid (dollars in thousands):

	TOTAL	LESS THAN 1 YEAR	1 – 3 YEARS	3– 5 YEARS	AFTER 5 YEARS
Operating leases (1)	$11,535	$4,687	$4,550	$1,077	$1,221
Unconditional purchase commitment (2)	3,095	3,095	—	—	—
Total indebtedness	276,550	1,400	10,300	139,850	125,000
Interest on indebtedness (3)	116,742	21,575	42,453	40,604	12,110

Total	$407,922	$30,757	$57,303	$181,531	$138,331

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases. See Note 20 of the “Note to the Consolidated Financial Statements.”
(2)	These obligations represent firm purchase commitments for the purchase of trailers.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2004 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of December 31, 2004 will remain in effect until maturity.

Additionally, we have $25.6 million of environmental liabilities, $13.6 million of pension plan obligations, $4.9 million of other long term insurance claim obligations we expect to pay out over the next five to seven years. We also have $32.3 million in outstanding letters of credit.

Term Loan

On November 13, 2003, Quality Distribution LLC (“QD LLC”), issued a private offering of $125 million aggregate principal amount of Senior Subordinated Notes and entered into a new credit facility consisting of a $140 million delayed drawn term loan (the “Term Loan”), a $75 million revolving credit facility and a $20 million pre-funded letter of credit facility, (the “Revolver”) (Note 1). On March 10, 2005, we completed the conversion of the Senior Subordinated Notes from private debt to public debt.

The Term Loan bears interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios. The Term Loan matures on November 12, 2009. The interest rate on the Term Loan at December 31, 2004 and 2003 was 5.07% and 4.16%, respectively. The weighted average interest rate during fiscal year 2004 and 2003 was 4.68% and 4.16%, respectively.

We incurred $2.9 million in debt issuance costs relating to the Term Loan. We are amortizing these costs over the term of the Term Loan to interest expense using the effective interest method. The balance of these debt issuance costs as of December 31, 2004 was $2.2 million.

Revolving Credit Facility

As of December 31, 2004, we had a $75.0 million revolving credit facility, which may include letters of credit, available until November 12, 2008 to be used for, among other things, working capital and general corporate purposes, including permitted acquisitions. We had a $20.0 million pre-funded letter of credit facility, available until November 12, 2009 in addition to $31.0 million of letters of credit outstanding. At December 31, 2004, we had $69.2 million available under the revolving credit facility.

Interest on the revolving credit facility is, at our option, (a) 2.50% in excess of the Base Rate (as defined in the credit agreement) or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolving credit facility at December 31, 2004 and 2003 was 7.75% and 6.5%, respectively. The weighted average interest rate on the revolving credit facility during fiscal year 2004 and 2003 was 7.3% and 6.5%, respectively.

The credit agreement provides for payment by us in respect of outstanding letters of credit of an annual fee equal to the spread over the Eurodollar rate for Eurodollar Loans under the revolving credit facility from time to time in effect on the aggregate outstanding stated amounts of such letters of credit and a fronting fee equal to  1/4 of 1.0% on the aggregate outstanding stated amounts of such letters of credit. We pay a commitment fee equal to  1/2 of 1.0% per annum on the undrawn portion of the available commitment under the revolving credit facility, subject to decreases based on the achievement of certain financial ratios.

Voluntary prepayments and commitment reductions will be permitted in whole or in part, subject to minimum prepayment or reduction requirements, without premium or penalty, provided that voluntary prepayments of Eurodollar Loans on a date other than the last day of the relevant interest period will be subject to payment of customary breakage costs, if any.

We incurred $1.5 million in debt issuance costs in fiscal year 2004 relating to the Revolving Credit Facility. We are amortizing these costs over the term of the revolver. The balance of the debt issuance costs as of December 31, 2004 was $1.3 million.

9% Senior Subordinated Notes

The Senior Subordinated Notes are unsecured obligations guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

We incurred $5.3 million in debt issuance costs relating to the Senior Subordinated Notes. We are amortizing these costs over the term of the Senior Subordinated Notes. The balance of the debt issuance costs as of December 31, 2004 was $4.4 million.

We may redeem the Senior Subordinated Notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on November 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Percentage
2007	104.50%
2008	102.25
2009 and thereafter	100.00

Series B Notes

The Series B Floating Interest Rate Subordinated Term Securities due 2006 (the “Series B Notes”) are unsecured obligations guaranteed on a senior subordinated basis by all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The interest rate on the Series B Notes at December 31, 2004 and 2003 was 7.3% and 6.04%, respectively. The weighted average interest rate on the Series B Notes during fiscal year 2004 and 2003 was 6.6% and 6.1%, respectively.

We may redeem the Series B floating interest rate notes, in whole or in part from time to time on or after June 15, 2002, upon not less than 30 nor more than 60 days notice at a redemption price equal to 100% of the principal amount thereof, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

We redeemed $18.1 million principal amount of Series B floating rate notes on December 15, 2003 at a redemption price of 102.5% of the principal amount outstanding, plus accrued and unpaid interest to the date of redemption. The redemption price paid included $0.9 million of accrued interest and a redemption premium of $0.5 million. The redemption premium was recorded as a part of the net gain on debt extinguishment. The remaining $7.5 million of Series B floating rate notes were redeemed on February 28, 2005.

Collateral, Guarantees and Covenants

The loans and letters of credit under the revolving credit agreement are guaranteed by all of our existing and future direct and indirect domestic subsidiaries (collectively, the “subsidiary guarantors”). Our obligations and subsidiary guarantors are collateralized by a first priority perfected lien on substantially all of our properties and assets and the subsidiary guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by us and the subsidiary guarantors, subject to certain exceptions; provided that, in certain cases, no more than 65.0% of the stock of our foreign subsidiaries are required to be pledged. Such assets pledged also collateralize certain interest rate protection and other hedging agreements permitted by the credit facility that may be entered into from time to time by us.

Under the terms of our credit agreement, we are required to maintain, among other restrictions, minimum net worth levels, debt to net worth ratios and debt service coverage ratios. In addition, the credit agreement and the indenture governing the Series B notes contain restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions redeemable common stock and preferred stock issuance, capital expenditures and the payment of dividends. At December 31, 2004, we were in compliance with all debt covenants.

The credit facility includes financial covenants, which require certain ratios to be maintained. These ratios include the interest coverage ratio, the ratio of Consolidated EBITDA (as defined in the credit agreement) to consolidated interest expense, and the consolidated total leverage ratio, which is the ratio of consolidated total debt to Consolidated EBITDA (as defined in the credit agreement). As of December 31, 2004, Quality Distribution, LLC was in compliance with the financial covenants in the credit agreement.

Debt Retirement

The following is a schedule of our indebtedness at December 31, 2004 over the periods we are required to pay such indebtedness (dollars in thousands):

(in 000’s)	2005	2006	2007	2008	2009 and after	Total
Variable term loan due 2009	$1,400	$1,400	$1,400	$1,400	$132,650	$138,250
9% senior subordinated notes, due 2010	—	—	—	—	125,000	125,000
Revolving credit facility	—	—	—	5,800	—	5,800
Series B floating interest rate subordinate notes, principal due 2006	—	7,500	—	—	—	7,500

Total	$1,400	$8,900	$1,400	$7,200	$257,650	$276,550

January 2005 Transaction

On January 28, 2005, we consummated the private offering of $85 million in new Senior Floating Rate Notes issued by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes due January 15, 2012, which will pay interest quarterly on January 15, April 15, July 15, and October 15. Interest will accrue at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds were used to repay approximately $70 million of the term borrowings under our credit facility and a distribution to QDI, which in turn used such proceeds to redeem all outstanding $7.5 million principal amount of outstanding Series B Notes and the balance was used for general corporate purposes, including the repayment of indebtedness under the revolving credit portion of our credit facility. The credit facility was amended to incorporate this reduction in the term loan portion of the facility and to modify the covenants.

The following is a schedule of our indebtedness, including our capital lease obligations at December 31, 2004, as adjusted to give effect to the Offering for $85 million of Senior Floating Rate Notes due 2012 and the application of the net proceeds thereof over the periods we are required to pay such indebtedness (dollars in thousands):

(in 000’s)	2005	2006	2007	2008	2009 and after	Total
Variable term loan due 2009	$691	$691	$691	$691	$65,486	$68,250
9% senior subordinated notes, due 2010	—	—	—	—	125,000	125,000
Revolving credit facility	—	—	—	—	—	—
Senior Floating Rate Notes due 2012	—	—	—	—	85,000	85,000

Total	$691	$691	$691	$691	$275,486	$278,250

The above table does not include original issue discount of $1.7 million relating to the Senior Floating Rate Notes.

QD LLC has the ability to incur additional debt, subject to limitations imposed by the credit facility and the indenture governing the Senior Subordinated Notes. Under the indentures governing the QD LLC Notes (which includes the Senior Subordinated Notes and the Senior Floating Rate Notes), in addition to specified permitted indebtedness QD LLC will be able to incur additional indebtedness so long as on a pro forma basis QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.0 to 1.0 or greater.

We believe that based on current operations and anticipated growth, our cash flow from operations, together with available sources of liquidity, including borrowings under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including obligations under our credit agreement and satisfy other long-term contractual commitments for the next twelve months.

However, for periods extending beyond 12 months, if our operating cash flow and borrowings under the revolving credit facility are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we will be required to seek alternative financing. These alternatives would likely include another restructuring or refinancing of our long-term debt, the sale of a portion or all of our assets or operations or the sale of additional debt or equity securities. If these alternatives are not available in a timely manner or on satisfactory terms, or are not permitted under our existing agreements, we may default on some or all of our obligations. If we default on our obligations, including our financial covenants required to be maintained under the credit facility, and the debt under the indenture for the new notes were to be accelerated, our assets may not be sufficient to repay in full all of our indebtedness, and we may be forced into bankruptcy.

Other Issues

We have historically sought to acquire smaller local operators as part of our program of strategic growth. We continue to evaluate potential accretive acquisitions in order to capitalize on the consolidation occurring in the industry and expect to fund such acquisitions from available sources of liquidity, including borrowings under the revolving credit facility.

Management does not expect to incur any additional expenses in connection with the irregularities discovered at PPI discussed in the “Explanatory Note” in the Introduction to this report that could have a material adverse effect on our liquidity during 2005.

While uncertainties relating to environmental, labor and regulatory matters exist within the trucking industry, management is not aware of any trends or events, other than PPI, likely to have a material adverse effect on liquidity or the accompanying financial statements. Our credit rating is affected by many factors, including our financial results, operating cash flows and total indebtedness.

As a holding company with no significant assets other than ownership of 100% of QD LLC’s membership units, we also depend upon QD LLC’s cash flows to service our debt. QD LLC’s ability to make distributions to us is restricted by the covenants contained in the credit facility and the indentures governing the QD LLC Notes. However, Apollo as our controlling stockholder, may have an interest in pursuing reorganizations, restructurings or other transactions involving us that, in their judgment, could enhance their equity investment even though those transactions might involve increasing QD LLC’s leverage or impairing QD LLC’s creditworthiness in order to decrease QDI’s leverage. While the restrictions in the indenture governing the QD LLC Notes cover a wide variety of arrangements that have traditionally been used to effect highly leveraged transactions, the indentures governing the QD LLC Notes may not afford the holders of the notes protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction. Although QDI has no current intention to engage in these types of transactions, there can be no assurance it will not do so in the future if permitted under the terms of the credit facility and the indentures governing the QD LLC Notes.

Severance Costs

During 2003, 2002 and 2001, we initiated cost cutting measures as part of a company-wide reorganization. The costs associated with this reorganization include severed employees’ wages and benefits. We accrued $0.7 million in 2003, $1.8 million in 2002 and $1.0 million in 2001. Cash outlays for the employee severance during fiscal year 2004 were $0.5 million. We expect severance costs to be fully paid out by December 31, 2005. The remaining liability of the restructuring charge is categorized within “Accrued expenses and other current liabilities.” The reconciliation of the activity is as follows (in thousands):

	2004	2003	2002
Beginning Balance	$500	$990	$471
Additions	—	725	1,804
Payments	(489)	(1,215)	(1,285)

Ending Balance	$11	$500	$990

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

From time to time, we utilize derivative financial instruments to reduce our exposure to market risk from changes in interest rates and foreign exchange rates. The instruments primarily used to mitigate these risks are interest rate swaps and foreign exchange contacts. All derivative instruments held by us are designated as hedges, and, accordingly, the gains and losses from changes in derivative fair values are recognized as comprehensive income as required by SFAS 133. Gains and losses upon settlement are recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. We are exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements are major financial institutions; and the risk of loss due to nonperformance is considered by management to be minimal. We do not hold or issue interest rate swaps or foreign exchange contracts for trading purposes.

We had approximately $294 million of variable interest debt outstanding at December 31, 2002. We entered into interest rate swap agreements designated as a partial hedge of our portfolio of variable rate debt during 2001. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation. As of December 31, 2004 and 2003, there were no outstanding interest rate swaps.

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under QD LLC’s credit facility. Interest rates for the revolving credit facility are based, at QD LLC’s option, on either the administrative agent’s base rate plus 2.50% or upon the Eurodollar rate plus 3.50%, and interest rates for the term loan are based, at QD LLC’s option, upon the administrative agent’s base rate plus 2.0% or upon the Eurodollar rate plus 3.0%, in each case subject to reductions in the applicable margins for the revolving credit facility and term loan only if we reduce our total consolidated leverage below certain levels. Additionally, we have $7.5 million of floating interest rate subordinated term notes with interest rates of LIBOR plus 4.81%.

	Balance at December 31, 2004	Interest Rate at December 31, 2004	Effect of 1% Change
	$ in 000s		$ in 000s
Revolver	$5,800	7.75%	$58
Term Loan	138,250	5.07%	1,383
Subordinated Term Notes	7,500	7.30%	75

Total	$151,550		$1,516

At December 31, 2004, a 1% point change in the current per annum interest rate would result in $1.5 million of additional interest expense.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 7.1% of our consolidated revenue in 2004 and 7.3% of our consolidated revenue in 2003. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At December 31, 2004, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the three-year period ended December 31, 2004, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for fiscal year 2004 were positively impacted by a $3.0 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for 2004 related to the Canadian dollar versus the U.S. dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.4 million in 2004, assuming no changes other than the exchange rate itself. As discussed above, this quantitative measure has inherent limitations.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. As of December 31, 2004, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial statements and exhibits filed under this item are listed in the index appearing in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and our chief financial officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and our principal accounting officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2004 because of the material weaknesses discussed below. To address the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Status of Management’s Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

We are in the process of conducting an evaluation of our internal control over financial reporting as of December 31, 2004. In making our assessment of internal control over financial reporting, management is using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, management identified control deficiencies in the accounting for insurance deposits and self insurance reserves which individually, represent material weaknesses. These control deficiencies resulted in material adjustments to our financial statements for the fourth quarter of 2004. Additionally, both of these control deficiencies could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that both of these control deficiencies represent material weaknesses. Because of these material weaknesses, management will be unable to conclude that we maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria in the Internal Control—Integrated Framework. Accordingly, our independent registered public accounting firm expects to issue an adverse opinion on the effectiveness of our internal control over financial reporting.

Our evaluation of our internal control over financial reporting as of December 31, 2004 is not complete. However, management has identified three control deficiencies that may, after completing our evaluation, be classified as material weaknesses. These three control deficiencies relate to: the consolidation process; segregation of duties within the purchasing cycle; and fixed asset accounting. There can be no assurance that, as a result of the ongoing evaluation of internal control over financial reporting, additional control deficiencies will not be identified or that any control deficiencies identified, either alone or in combination with others, will not be considered a material weakness.

On November 30, 2004, the SEC issued an exemptive order providing many companies, including us, the right to a 45-day extension for the filing of management’s report on our internal control and the attestation of our independent auditor regarding management’s assessment. We are exercising the 45-day extension, and, therefore, this Annual Report on Form 10-K does not include these reports. We are required to disclose in this Annual Report on Form 10-K management’s evaluation of our disclosure controls and procedures and identify any material weaknesses in our internal control over financial reporting that management or our independent registered public accounting firm have already identified. We expect to file in April 2005 an amended Form 10-K that includes our management’s report on internal control over financial reporting and the report of our independent registered public accounting firm on their audit of our internal control over financial reporting.

The material weaknesses identified will result in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

As discussed above, management has not completed its assessment of the Company’s internal control over financial reporting, but is aware of the material weaknesses listed above. Accordingly, there have been changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We are in the process of developing a plan to remediate the identified material weaknesses. Several elements of our remediation plan can only be accomplished over time, but we expect to begin implementing all elements of our remediation plan once management completes its evaluation of the Company’s internal control over financial reporting. In connection with our remedial efforts, we plan to hire six additional professionals to add to our accounting function. These professionals would all be located at our headquarters. Additionally, we expect to identify, install, test and implement new accounting software this year.

Prior to the filing of our management’s report on the effectiveness of internal control over financial reporting, we may identify additional control deficiencies, some of which may constitute material weaknesses either individually or when taken into account with other identified control deficiencies, in our internal control over financial reporting. We may also identify additional remedial actions necessary to address material weaknesses already identified or identified prior to the filing of management’s report on internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors, the Audit Committee of the Board of Directors, the Nomination Committee of the Board of Directors (known as the Corporate Governance Committee), and the Audit Committee financial expert, is contained in our Proxy Statement. The 2005 Proxy Statement is expected to be filed on or about April 12, 2005. Such information is incorporated herein by reference. Our Board of Directors has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of that Audit Committee are identified in our Proxy Statement under the section captioned “Board Meetings and Committees”. Such information is incorporated herein by reference.

Information with respect to the executive officers who are not directors of the company is located in Part I, Item 4 of this report.

Code of Ethics

We have adopted a Code of Conduct (the “Code of Ethics”), which is applicable to all of our directors and employees, including our principal executive officer, our principal financial officer and our controller. A copy of the Code of Ethics can be found on our website at www.qualitydistribution.com. Any possible future amendments to or waivers from the Code of Conduct will be posted on our website and disclosed on a Form 8-K to be filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement and is incorporated herein by reference.

Material Changes for Director Nominee Procedures

Since the date of our 2004 Proxy Statement, our Board of Directors has not made any material changes to the procedures by which shareholders of the company may recommend nominees to our Board of Directors.

Audit Committee and Audit Committee Financial Expert

Information regarding the Audit Committee and the Audit Committee’s Financial Expert is set forth under the heading “Board Meetings and Committees” in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the heading “Executive Compensation” in our 2005 Proxy Statement and is incorporated herein by reference. Information regarding director compensation is set forth under the heading “Director Compensation” in our 2005 Proxy Statement and is incorporated herein by reference. Information regarding employment contracts, termination of employment and change in control agreements is set forth under the heading “Employment Agreements” in our 2005 Proxy Statement and is incorporated herein by reference. Information regarding compensation committee interlocks is set forth under the heading “Compensation Committee Interlocks and Insider Participation” in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2005 Proxy Statement and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

We maintain three equity-based compensation plans – the 1998 Stock Option Plan, the 2003 Stock Option Plan and the 2003 Restricted Incentive Stock Plan. The 2003 Stock Option Plan and the 2003 Restricted Incentive Stock Plan have each been approved by our stockholders. The following table sets forth the number of shares of our common stock subject to outstanding options and rights under these plans, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants under these plans as of December 31, 2004 (in thousands, except exercise price):

	Equity Compensation Plan Information
	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category
Equity compensation plans approved by security holders (1)	2,483	$13.78	417	(3)
Equity compensation plans not approved by security holders (2)	93	23.53	284

Total	2,576	14.13	701

(1)	Consists of the 2003 Stock Option Plan and the 2003 Restricted Incentive Stock Plan, both of which were approved by stockholders prior to our initial public offering.
(2)	Consists of the 1998 Stock Option Plan.
(3)	Consists of 41,615 options issuable under the 2003 Stock Option Plan and 375,141 shares of common stock issuable under the 2003 Restricted Incentive Stock Plan.

A description of all three equity based compensation plans can be found in footnote 19 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in our 2005 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2005 Proxy Statement under the headings “Report of the Audit Committee of the Board of Directors,” “Ratification of the Independent Registered Certified Public Accounting Firm” and “Fees Paid to the Independent Registered Certified Public Accounting Firm in 2004” is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The documents filed as part of this report are as follows:

1.	The consolidated financial statements and accompanying report of independent certified public accountants are listed in the Index to Financial Statements and are filed as part of this report.

All consolidated financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or the notes thereto.

2.	Exhibits required by Item 601 of Regulation S-K are submitted as a separate section herein immediately following the “Exhibit Index”.

(b) Other Exhibits

No exhibits in addition to those previously filed or listed in item 15(a)(2) and filed herein.

(c) Other Financial Statements Scheduling

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

March 31, 2005	/S/ THOMAS L. FINKBINER
THOMAS L. FINKBINER, PRESIDENT AND CHIEF EXECUTIVE OFFICER (DULY AUTHORIZED OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE
March 31, 2005	/s/ Thomas L. Finkbiner Thomas L. Finkbiner	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

March 31, 2005	/s/ Timothy B. Page Timothy B. Page	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 31, 2005	* Marc E. Becker	Director

March 31, 2005	* Joshua J. Harris	Director

March 31, 2005	* Anthony R. Ignaczak	Director

March 31, 2005	* Richard B. Marchese	Director

March 31, 2005	* Donald C. Orris	Director

March 31, 2005	* Eric L. Press	Director

March 31, 2005	* Marc J. Rowan	Director

March 31, 2005	* Alan H. Schumacher	Director

March 31, 2005	* Michael D. Weiner	Director

* By:	/s/ Thomas L. Finkbiner
Thomas L. Finkbiner Attorney-in-fact

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quality Distribution, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ deficit and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Quality Distribution, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” as of July 1, 2003.

As discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Tampa, Florida
March 31, 2005

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2003 and 2002

(In 000’s) Except Per Share Data

	2004	2003	2002
OPERATING REVENUES:
Transportation	$520,916	$479,719	$441,867
Other service revenue	70,607	70,110	68,862
Fuel surcharge	30,492	15,611	6,031

Total operating revenues	622,015	565,440	516,760

OPERATING EXPENSES:
Purchased transportation	420,565	360,303	301,921
Compensation	58,702	60,660	69,364
Fuel, supplies and maintenance	33,480	34,912	39,555
Depreciation and amortization	22,493	28,509	31,823
Selling and administrative	25,053	15,876	16,994
Insurance claims	22,793	32,209	18,427
Taxes and licenses	3,241	4,267	4,231
Communication and utilities	6,945	6,925	7,479
Loss on disposal of property and equipment	2,442	10	486
Impairment on property and equipment	2,923	—	—
PPI class action settlement and related expenses	8,314	—	—
CLC expenses	—	2,250	2,278
Restructuring charges	—	725	1,804

Total operating expenses	606,951	546,646	494,362

Operating income	15,064	18,794	22,398
Interest expense, net	22,343	29,984	33,970
Interest expense, transaction fees	—	700	10,077
Interest expense, preferred stock conversion	—	59,395	—
Gain on early debt extinguishment	—	(4,733)	—
Other expense	857	649	6

Loss before income taxes	(8,136)	(67,201)	(21,655)
Provision (benefit) for income taxes	2,421	(99)	1,443

Loss from continuing operations	(10,557)	(67,102)	(23,098)
Discontinued operations:
Loss from operations of discontinued divisions	—	—	(1,386)
Loss on disposal of discontinued divisions	—	—	(1,527)

Loss before cumulative effect of change in accounting principle	(10,557)	(67,102)	(26,011)
Cumulative effect of change in accounting principle	—	—	(23,985)

Net loss	(10,557)	(67,102)	(49,996)
Preferred stock and minority stock dividends	(145)	(4,540)	(6,021)

Net loss attributable to common stockholders	$(10,702)	$(71,642)	$(56,017)

PER SHARE DATA:
Basic:
Net loss from continuing operations per common stockholder	$(0.57)	$(12.51)	$(8.64)
Loss on discontinued operations	—	—	(0.87)
Cumulative effect of change in accounting principle	—	—	(7.12)

Net loss per common stockholders	$(0.57)	$(12.51)	$(16.63)

Diluted:
Net loss from continuing operations per common stockholder	$(0.57)	$(12.51)	$(8.64)
Loss on discontinued operations	—	—	(0.87)
Cumulative effect of change in accounting principle	—	—	(7.12)

Net loss per common stockholders	$(0.57)	$(12.51)	$(16.63)

Weighted average number of shares—basic	18,910	5,729	3,369
Weighted average number of shares—diluted	18,910	5,729	3,369

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In 000’s)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,700	$955
Accounts receivable, net	100,836	78,032
Current maturities of notes receivable from affiliates	839	676
Prepaid expenses	4,845	3,566
Prepaid tires	7,498	7,978
Other	2,071	2,055

Total current assets	118,789	93,262
Property and equipment, net	116,540	137,961
Assets held-for-sale	1,170	—
Goodwill	131,363	131,232
Intangibles, net	1,371	1,402
Notes receivable from affiliates	402	651
Other assets	9,663	9,871

Total assets	$379,298	$374,379

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$1,400	$6,759
Accounts payable	14,508	13,988
Affiliates and independent owner-operators payable	9,983	7,319
Accrued expenses	77,923	56,930
Income taxes payable	2,551	518

Total current liabilities	106,365	85,514
Long-term indebtedness, less current maturities	275,150	272,750
Environmental liabilities	14,415	19,689
Other non-current liabilities	14,463	13,712
Deferred tax liability	1,172	1,552

Total liabilities	411,565	393,217

Commitments and contingencies (Note 20)
Minority interest in subsidiary	1,833	1,833

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 29,000 shares authorized; 19,152 issued at December 31, 2004 and 18,992 issued at December 31, 2003	357,777	357,580
Treasury stock, 114 and 111 shares at December 31, 2004 and 2003, respectively	(1,326)	(1,258)
Accumulated deficit	(180,271)	(169,569)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(18,042)	(14,689)
Stock purchase warrants	73	86
Unearned compensation, restricted stock	(1,077)	(1,502)
Stock subscriptions receivable	(1,645)	(1,730)

Total stockholders’ deficit	(34,100)	(20,671)

Total liabilities, minority interest and stockholders’ deficit	$379,298	$374,379

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2004, 2003 and 2002

(In 000’s)

	Comprehensive Loss	Shares of Common Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Unearned Compensation Restricted Stock	Stock Subscription Receivables	Total Stockholders’ Deficit
Balance, December 31, 2001		3,437	105,564	(402)	(43,120)	(189,589)	(10,829)	—	—	(1,776)	(140,152)
Net loss (restated)	$(49,996)	—	—	—	(49,996)	—	—	—	—	—	(49,996)
Stock subscription receipts	—	—	(67)	—	—	—	—	—	—	67	—
Acquisition of treasury stock	—	—	—	(834)	—	—	—	—	—	—	(834)
Preferred stock accretion	—	—	—	—	(5,876)	—	—	—	—	—	(5,876)
Minority stock dividend	—	—	—	—	(145)	—	—	—	—	—	(145)
Adjustment to redemption amount of mandatorily redeemable common stock	—	—	—	—	1,210	—	—	—	—	—	1,210
Issuance of stock warrants	—	—	—	—	—	—	—	86	—	—	86
Translation adjustment	(441)	—	—	—	—	—	(441)	—	—	—	(441)
Change in value of derivatives	3,346	—	—	—	—	—	3,346	—	—	—	3,346
Pension plan minimum liability	(7,907)	—	—	—	—	—	(7,907)	—	—	—	(7,907)

Balance, December 31, 2002	$(54,998)	3,437	105,497	(1,236)	(97,927)	(189,589)	(15,831)	86	—	(1,709)	(200,709)

Net loss	$(67,102)	—	—	—	(67,102)	—	—	—	—	—	(67,102)
Issuance of common stock, net	—	7,900	120,638	—	—	—	—	—	—	—	120,638
Stock subscription receipts	—	—	(179)	—	—	—	—	—	—	179	—
Acquisition of treasury stock	—	—	—	(22)	—	—	—	—	—	—	(22)
Preferred stock accretion	—	—	—	—	(4,395)	—	—	—	—	—	(4,395)
Conversion of preferred stock to common stock	—	7,655	130,122	—	—	—	—	—	—	(200)	129,922
Minority stock dividend	—	—	—	—	(145)	—	—	—	—	—	(145)
Translation adjustment	(230)	—	—	—	—	—	(230)	—	—	—	(230)
Issuance of restricted stock, net	—	—	1,502	—	—	—	—	—	(1,502)	—	—
Pension plan minimum liability	1,372	—	—	—	—	—	1,372	—	—	—	1,372

Balance, December 31, 2003	$(65,960)	18,992	$357,580	$(1,258)	$(169,569)	$(189,589)	$(14,689)	$86	$(1,502)	$(1,730)	$(20,671)

Net loss	$(10,557)	—	—	—	(10,557)	—	—	—	—	—	(10,557)
Minority stock dividend	—	—	—	—	(145)	—	—	—	—	—	(145)
Issuance of restricted stock	—	125	418	—	—	—	—	—	(418)	—	—
Vesting/forfeiture of restricted stock	—	—	(240)	—	—	—	—	—	843	—	603
Stock warrant exercise	—	35	13	—	—	—	—	(13)	—	—	—
Acquisition of treasury stock	—	—	—	(68)	—	—	—	—	—	85	17
Issuance non-employee options	—	—	6	—	—	—	—	—	—	—	6
Translation adjustment, net of a deferred tax provision of $93.	707	—	—	—	—	—	707	—	—	—	707
Pension plan minimum liability, net of a deferred tax benefit of nil	(4,060)	—	—	—	—	—	(4,060)	—	—	—	(4,060)

Balance, December 31, 2004	$(13,910)	19,152	$357,777	$(1,326)	$(180,271)	$(189,589)	$(18,042)	$73	$(1,077)	$(1,645)	$(34,100)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(In 000’s)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,557)	$(67,102)	$(49,996)
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Deferred income taxes	(473)	796	90
Depreciation and amortization	22,493	28,509	31,823
Bad debt expense	2,526	1,573	6,801
Foreign currency transaction loss	652	937	—
Cumulative effect of change in accounting principle	—	—	23,985
Loss on disposal of property and equipment	2,442	10	2,049
Impairment loss on property and equipment	2,923	—	—
Amortization of bond carrying value	—	(2,276)	(1,307)
Amortization of restricted stock	609	—	—
Write-off/amortization of deferred financing costs	1,690	1,421	10,481
Write-off of excess of bond carrying value and deferred financing costs	—	(7,529)	—
Write-off of Power Purchasing, Inc. receivables	—	3,314	2,787
Preferred stock dividend accretion recorded as interest expense	—	3,457	—
Interest expense recorded on conversion of preferred stock	—	59,395	—
Paid-in-kind interest	—	3,735	2,296
Changes in assets and liabilities:
Accounts and other receivable	(25,330)	(5,997)	2,819
Notes receivable from affiliates	87	(98)	—
Prepaid expenses	(1,279)	1,600	578
Prepaid tires	479	(84)	1,074
Other assets	(256)	369	(1,816)
Accounts payable and accrued expenses	23,347	4,179	(8,380)
Affiliates and independent owner-operators payable	2,664	(3,285)	5,674
Other liabilities	(8,583)	(4,524)	(3,912)
Current income taxes	2,033	(1,051)	786

Net change in assets and liabilities	(6,838)	(8,891)	(3,177)

Net cash provided by operating activities	15,467	17,349	25,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,916)	(8,892)	(15,286)
Acquisition of tank wash facility	(131)	—	—
Acquisition of assets	(650)	(6,100)	—
Proceeds from sales of property and equipment	3,094	2,611	8,117

Net cash used in investing activities	(7,603)	(12,381)	(7,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on revolver	3,800	(14,730)	(4,500)
Issuance of preferred stock	—	—	10,000
Proceeds from issuance of long-term debt	—	264,650	—
Payments on revolver	(5,000)	—	—
Principal payments on long-term debt and capital lease obligations	(1,759)	(362,202)	(12,984)
Deferred financing fees	(1,241)	(12,923)	(5,501)
Increase (decrease) in book overdraft	(1,742)	1	(5,836)
Net proceeds from stock issuance	—	120,638	—
Other stock transactions	17	(22)	(1,032)
Minority stock dividends	(145)	(145)	(145)

Net cash (used in) provided by financing activities	(6,070)	(4,733)	(19,998)

Net increase (decrease) in cash and cash equivalents	1,794	235	(1,335)
Effect of exchange rate changes on cash	(49)	59	(216)
Cash, beginning of year	955	661	2,212

Cash, end of year	$2,700	$955	$661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$19,293	$24,946	$32,079

Income taxes	$1,464	$169	$129

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Minimum pension liability accrual	$4,060	$(1,372)	$7,907

Accretion of dividends on preferred stock	$—	$4,395	$5,876

Exchange Offer reduction in debt	$—	$—	$45,415

Original capital lease obligation	$—	$—	$881

Adjustment to redemption amount of mandatorily redeemable common stock	$—	$—	$1,210

Conversion of preferred stock to common stock	$—	$70,527	$—

The accompanying notes are an integral part of these consolidated financial statements.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

1. BUSINESS ORGANIZATION

Quality Distribution, Inc. (the “Company” or “QDI”) and its subsidiaries are engaged primarily in truckload transportation of bulk chemicals in North America. The Company conducts a significant portion of its business through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into one to five year renewable contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from the Company. Owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with owner-operators may be terminated by either party on short notice. We charge affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are normally paid a percentage of the revenues generated for each load hauled.

Historical financial information contained herein has been adjusted to reflect the sale of the discontinued operations, consisting of the Canadian petroleum and mining trucking divisions and the Internet load brokerage subsidiary of QDI in the second quarter of 2002.

The Initial Public Offering

On November 13, 2003, QDI consummated its initial public offering (the “IPO”) of 7,875,000 shares of its common stock at $17.00 per share. On this date, we sold an additional 25,000 shares of common stock to an existing shareholder for $11.63 per share as a result of the exercise of his preemptive rights in connection with the preferred stock conversion (Note 17). Our subsidiary, Quality Distribution, LLC (“QD LLC”), concurrently consummated (a) the private offering of $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2010 and (b) the entry into a new credit facility consisting of a $140 million delayed draw term loan facility, a $75 million revolving credit facility, and a $20 million pre-funded letter of credit facility (Note 14).

The total proceeds from the above transactions were $399.2 million. Net proceeds of $376.8 million, after deducting $22.4 million of underwriting discounts, commissions and related expenses, were used to pay existing debt balances with higher interest rates (Note 14).

Discontinued Operations

Historical financial information contained herein has been adjusted to reflect the discontinued operations resulting from the sale of certain non-guarantor subsidiaries’ assets in the second quarter of 2002. These subsidiaries consisted of the petroleum trucking division and mining trucking operation of Levy, and Bulknet, our internet load brokerage subsidiary.

The operations and asset disposition information of the discontinued divisions are as follows (in thousands):

Year Ended December 31, 2002
Revenue	$5,117
Operating expenses	6,503

Operating loss	$(1,386)

The loss on disposal of these divisions during fiscal year 2002 is as follows (in thousands):

Carrying value of assets sold in 2002:
Petroleum and mining trucking divisions	$5,450
Bulknet	392
Proceeds	(4,315)

Loss on disposal	$1,527

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of QDI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest reflects outstanding preferred stock of Chemical Leaman Corp. (“CLC”), a subsidiary of QDI.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts are included in accounts payable.

Allowance for Uncollectible Receivables

We have established a reserve for uncollectible receivables based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by our management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of tires, parts, fuel and supplies for servicing our revenue equipment (tractors and trailers). They are classified within “Other Current Assets” on the Consolidated Balance Sheets.

Property and Equipment and Impairment on Long-Lived Assets

Property and equipment expenditures, including tractor and trailer rebuilds that extend the useful lives of such equipment, are capitalized and recorded at cost. Tractors and trailers under capital leases are stated at the present value of the minimum lease payments at the inception of the lease. Depreciation, including amortization of tractors and trailers under capital leases, is computed on a straight-line basis over the estimated useful lives of the assets or the lease terms, whichever is shorter, to an estimated salvage value. The estimated useful lives are:

Useful Lives in Years
Buildings and improvement	10-25
Tractors and trailers	5-15
Terminal equipment	7
Furniture and fixtures	3-5
Other	3-10

Maintenance and repairs are charged to operating expense when incurred. Major improvements that extend the lives of the assets are capitalized. We assess whether there has been an impairment of long-lived assets and definite lived intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying value of an asset, including associated intangibles, exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized for the difference between estimated fair value and carrying value. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in operating expenses. We incurred a non-cash, pre-tax charge of $0.4 million impairment in the fourth quarter of 2004 for trailers not being utilized in our Mexican operations.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Assets Held-for-Sale

We conducted a review of our fleet requirements during the fourth quarter of 2004. As a result of that review, we determined that there are a group of trailers which were in excess of our needs and which we classified as held-for-sale. We incurred a non-cash pre-tax charge for impairment under the held-for-sale model, of approximately $2.5 million during the fourth quarter of 2004. We believe the sale of such trailers will generate cash. The net book value of these assets after the impairment charge is $1.2 million.

Goodwill and Intangible Assets

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002. See Note 12 to the consolidated financial statements. Under SFAS 142 we review our goodwill balances for impairment in the second quarter of our fiscal year or more frequently if impairment indicators arise. Prior to January 1, 2002, goodwill and other intangible assets were evaluated for recoverability whenever adverse effects or changes in circumstances indicated that the carrying amount may not have been recoverable. Impairments were computed if future discounted cash flows and earnings from operations were not expected to be sufficient to recover goodwill and other long-lived assets. The carrying amounts of goodwill were then reduced by the amount of the impairment.

Incentive Stock Option Plans

We use Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” and the related interpretations to account for our stock option plans described in Note 19. No compensation cost has been recorded at the grant dates, as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. We adopted the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123, ‘Accounting for Stock-Based Compensation,’” for disclosure purposes in 2002.

The stock of QDI was not traded publicly prior to the IPO on November 13, 2003. The pro forma fair value of options granted during 2004 and 2003 (2002 is not applicable) are based upon the Black-Scholes option-pricing model using the following criteria:

	2004	2003
Risk free rate	3.62%	3.59%
Expected life	6 years	6 years
Volatility	62%	28%
Expected dividend	nil	nil

The pro forma fair value of stock options granted in 2004 was $3.2 million and in 2003 it was $9.5 million. No options were granted in 2002. In October 2002, members of senior management forfeited 180,200 options previously granted. At December 31, 2004, a total of 41,615 authorized shares remain available for granting under our 2003 Stock Option Plan.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Had compensation cost been determined based upon the fair value at the grant date for awards under the option plans consistent with the method described in SFAS 123, our net loss and loss per common share would have been as follows for the years ended December 31:

	2004	2003	2002
Net loss attributable to common stockholders (in thousands):
As reported	$(10,702)	$(71,642)	$(56,017)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of $0 related tax effects	(2,324)	(167)	(318)
Add: Restricted stock compensation expense included in net income (loss) attributable to common stockholders as reported	609	—	—

Pro forma	$(12,417)	$(71,809)	$(56,335)

Weighted average number of shares (in thousands) - basic	18,910	5,729	3,369
Weighted average number of shares (in thousands) - diluted	18,910	5,729	3,369

Loss per common share:
As reported – basic	$(0.57)	$(12.51)	$(16.63)
Pro forma – basic	$(0.66)	$(12.53)	$(16.72)
As reported – diluted	$(0.57)	$(12.51)	$(16.63)
Pro forma – diluted	$(0.66)	$(12.53)	$(16.72)

Due to the issuance of stock options, representing 200,000 shares to an executive who started with us, we recognized $6,200 of compensation expense for the year ending December 31, 2004 and will recognize approximately $125,000 in compensation expense for each of the subsequent four more years.

Other Assets - Deferred Loan Costs

As of December 31, 2004 and 2003, deferred loan costs included in other assets totaled $8.2 million and $8.6 million, respectively. In conjunction with the payment of our previously outstanding debt balances through proceeds from the IPO and issuance of new debt (Note 14), in fiscal year 2003, we expensed the remaining deferred loan costs of $5.5 million related to debt that was paid off and recorded the charge as a reduction of the gain on debt extinguishment. In addition, we capitalized the portion of transaction expenses incurred in the issuance of new debt and a new credit agreement. The debt issuance costs at December 31, 2004 are being amortized using the effective interest rate method over the life of the related debt.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.

Accrued Loss, Damage and Environmental Claims

Through September 14, 2001, we maintained liability insurance for bodily injury and property damage with no deductible. From September 15, 2001 to September 14, 2002, liability insurance for bodily injury and property damage was covered in the amount of $75.0 million per incident, with a $2.0 million deductible. There was no aggregate limit on this coverage. As of September 15, 2002 to September 14, 2003, liability insurance for bodily injury and property damage had an aggregate limit on the coverage in the amount of $55.0 million, with a $5.0 million per incident deductible. As of September 15, 2003, liability insurance for bodily insurance and property damage had an aggregate limit on the coverage in the amount of $40.0 million, with a $5.0 million per incident deductible. We currently maintain workers’ compensation insurance coverage with a $1.0 million deductible. We have accrued for the estimated self-insured portion of bodily injury, property damage and workers’ compensation claims including losses incurred but not reported.

We are self-insured for damage or loss to the equipment we own or lease, for any cargo losses and for non-trucking pollution legal liability. We have accrued for the estimated cost of claims reported and losses incurred but not reported.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

We are self-insured as to certain insurance policies that the former vice president of PPI failed to renew for PPI’s customers yet continued to collect premiums in violation of state insurance laws (Note 1). We have accrued for the estimated cost of claims reported and losses incurred but not reported for these policies for the periods until third-party insurance was obtained. As of March 2004, all insurance policies for PPI’s customers had been placed with insurance companies, and we are not liable for future losses incurred on these policies.

We transport chemicals and hazardous materials and operate tank wash facilities. As such, our operations are subject to various environmental laws and regulations. We have been involved in various litigation and environmental matters arising from these operations. Reserves are recorded when it is probable that a liability has been incurred and when the amount of the liability can be reasonably estimated. These reserves are not recorded on a discounted basis. These reserves include estimates of contractor costs, materials, reimbursement of environmental agency oversight costs, company environmental engineering department salaries and benefits and costs for consultants and advisors.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying balance sheets for cash, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

The fair value of our 9% Senior Subordinated Notes was based on the quoted market prices. The fair value of our 9% Senior Subordinated Notes was approximately $124.7 million and $130.6 million at December 31, 2004 and 2003, respectively. The book value of our remaining variable and fixed rate debt approximated fair market value at December 31, 2004 and 2003.

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

Other Comprehensive Loss

The translation from Canadian dollars and Mexican pesos to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate in effect during the period. The gains or losses, net of income taxes, resulting from such translation are included in stockholders’ deficit as a component of accumulated other comprehensive loss. Gains or losses from foreign currency transactions are included in other expense.

The components of accumulated other comprehensive loss are as follows at December 31 (in thousands):

	2004	2003
Pension plan minimum liability (Note 16)	$17,090	$13,030
Foreign currency translation adjustment	952	1,659

	$18,042	$14,689

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

applicable to taxable income in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required for the realizability of deferred tax assets.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated based on the weighted average common shares outstanding during each period. Diluted earnings (loss) per share includes the dilutive effect, if any, of common equivalent shares outstanding during each period.

New Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation contains a number of changes to the Internal Revenue Code that may affect us. We are in the process of analyzing the law in order to determine its effects, if any, on our consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning in the quarter ending September 30, 2005. The effect of the adoption of SFAS No. 123(R) is expected to be comparable to the effect disclosed on a pro forma basis as a result of applying the current fair-value recognition provisions of SFAS No. 123 as shown in Note 2 herein.

3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations per earnings per share computations follows:

	December 31, 2004			December 31, 2003			December 31, 2002
(In 000’s except per share amounts)	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per- share amount	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per- share amount	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per-share amount
Basic loss available to common shareholders per EPS:
Net earnings (loss) from continuing operations	$(10,557)			$(67,102)			$(23,098)
Dividends and accretion on preferred stock and minority stock dividends	(145)			(4,540)			(6,021)

Earnings (loss)	(10,702)	18,910	$(0.57)	(71,642)	5,729	$(12.51)	(29,119)	3,369	$(8.64)

Effect of dilutive securities:
Stock options	—	—		—	—		—	—

Diluted loss available to common shareholders per EPS:
Earnings (loss)	$(10,702)	18,910	$(0.57)	$(71,642)	5,729	$(12.51)	$(29,119)	3,369	$(8.64)

The effect of our preferred stock dividends was not included in the computation of diluted earnings per share for the year ended December 31, 2004 because the preferred stock was redeemed in fiscal year 2003. The effect of our warrants, which represent the shares shown in the table below are not included in the computation of diluted earnings per share for each of the three years ended December 31, 2004 because they are anti-dilutive. Stock options representing the shares shown in the table below are not included in the computation of diluted earnings per share for the three years ended December 31, 2004 because they are anti-dilutive. Restricted stock options representing the shares shown in the table below are not included in the computation of diluted earnings per share for each of the three years ended December 31, 2004 because they are anti-dilutive.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Potential per share issuance:

	For the years ended December 31,
(In thousands)	2004	2003	2002
Outstanding Warrants	247	291	291
Stock options	2,451	2,083	99
Restricted Stock	125	88	—

4. ACQUISITION OF COMPETITOR’S LINE OF BUSINESS

On December 31, 2003, we paid $6.1 million to purchase the following assets of a competitor: (a) 174 trailers, (b) the customer lists and customer contracts of substantially all of the competitor’s liquid chemical and liquid edible businesses, (c) all leasehold improvements at the competitor’s Hoquiam, WA terminal and (d) all leasehold interests of the competitor at the Hoquiam, WA terminal, including, at our option, the assignment of the rights of the property lease or a termination of the lease and the execution of a new lease on the same property. Pursuant to the agreement, we agreed to pay an additional amount up to $0.3 million calculated as $0.3 million less $5,500 times the number of liquid edible business drivers and $6,500 times the number of liquid chemical business drivers that were employed by the competitor immediately preceding the closing of the agreement and are not employed by us 60 days from the closing date. We allocated $5.4 million of the purchase price to the equipment purchased, $0.2 million to identifiable intangibles with five year lives and $0.5 million to goodwill. As the amount of the holdback contingent on driver employment was not determinable at closing, no amount was recorded as of December 31, 2003. In the second quarter of 2004, we paid $0.1 million and recorded such amount as additional goodwill.

5. DERIVATIVES

From time to time, we use derivative financial instruments to reduce our exposure to market risk from changes in interest rates and foreign exchange rates. The instruments primarily used to mitigate these risks were interest rate swaps and foreign exchange contracts. All derivative instruments held by us are designated as cashflow hedges and, accordingly, the gains and losses from changes in derivative fair values were recognized as comprehensive income as required by SFAS 133, “Accounting For Derivative Instruments and Hedging Activities.” Gains and losses upon settlement were recognized in the statement of operations or recorded as part of the underlying asset or liability as appropriate. We were exposed to credit related losses in the event of nonperformance by counterparties to these financial instruments; however, counterparties to these agreements were major financial institutions, and the risk of loss due to nonperformance was considered by management to be minimal. We do not hold or issue interest rate swaps or foreign exchange contracts for trading purposes.

We had approximately $343.9 million of variable interest rate debt outstanding at the beginning of fiscal 2002. We entered into interest rate swap agreements designated as a partial hedge of our portfolio of variable rate debt. The purpose of these swaps was to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuation.

On February 26, 2001, we entered into swap agreements on $30 million and $100 million of our variable interest rate debt. We paid counterparties interest at fixed rates of 4.96% and 5.155%. Counterparties paid us interest at a variable rate equal to LIBOR. These agreements matured and renewed every three months and terminated on August 1, 2002 and July 2, 2002, respectively. On March 21, 2001, we entered into a swap agreement on $30 million of our variable interest rate debt. We paid counterparties interest at a fixed rate of 4.765%. Counterparties paid us interest at a variable rate equal to LIBOR. This agreement matured and renewed every three months and terminated September 22, 2002.

At December 31, 2004 and 2003, we had no active swap agreements.

6. OTHER OPERATING CHARGES

Our operating income has been impacted by several charges in 2004, 2003 and 2002. We have incurred severance, fringe benefits and other related expenses from cost cutting measures and consolidating terminals that resulted in charges totaling $0.7 million and $1.8 million in 2003 and 2002, respectively (see Note 10). In addition, we had charges related to the prior operations of Chemical Leaman of $2.3 million in both 2003 and 2002, related to insurance claims associated with the operations of predecessor companies incurred prior to the merger in 1998. In 2004, we had a fixed asset impairment charge of $2.9 million and a $8.3 million PPI class action and related charges, which includes $2.9 million for the settlement of such lawsuits, and $5.4 million of professional fees.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

7. GAIN ON DEBT EXTINGUISHMENT

Substantially all of our outstanding indebtedness and that of our subsidiary, Quality Distribution LLC (“QD LLC”), was extinguished and refinanced in connection with the IPO and the concurrent private offering by QD LLC of the $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2010 (the “9% Senior Subordinated Notes”) and the entry into a credit facility consisting of a $140 million delayed drawn term loan facility (the “Term Loan”), a $75 million revolving credit facility and a $20 million pre-funded letter of credit facility (the “Revolver”) (Note 14). Concurrently with these transactions, we prepaid the previously existing term loan and revolving credit facility. On December 15, 2003, we redeemed all the outstanding Series B 10% Senior Subordinated Notes due 2006 of QDI, the 12 1/2% Senior Subordinated Secured Notes due 2008 of QD LLC (the “12.5% Senior Subordinated Notes”) and the 12% Junior Subordinated Pay-in-kind Notes of QDI (the “Junior PIK Notes”), (collectively, the “Redeemed Notes”) and paid all expenses and premiums incurred in connection therewith.

We recorded a net gain on debt extinguishment of $4.7 million. The bond carrying values on the date of redemption of the 12.5% Senior Subordinated Notes and Junior PIK Notes, $11.2 million and $1.8 million, respectively, were recorded as part of the net gain on debt extinguishment.

8. SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
2004
Operating revenues	$151,185	$157,429	$158,410	$154,991
Operating income (loss)	6,246	(2,210)	9,066	1,962
Net income (loss)	962	(7,862)	2,751	(6,408)
Income (loss) per share – basic	0.05	(0.42)	0.15	(0.35)
Income (loss) per share - diluted	0.05	(0.42)	0.14	(0.35)

2003
Operating revenues	$137,015	$143,632	$145,396	$139,397
Operating income (loss)	8,593	9,541	6,393	(5,733)
Net income (loss)	1,835	2,209	(3,336)	(67,810)
Income (loss) per share – basic	0.55	0.65	(1.00)	(4.95)
Income (loss) per share - diluted	0.51	0.62	(1.00)	(4.95)

Results for the fourth quarter of 2004 include a non-cash charge of $2.9 million for the impairment of trailers, executive search and relocation costs of $1.1 million and a charge of $3.5 million to settle our PPI class action lawsuit and related expenses, which were partially offset by a $1.8 million reduction in fines and penalties related to the irregularities at PPI. Results for the fourth quarter of 2003 include a non-cash charge of $59.4 million for the conversion of preferred stock into common stock and a $4.7 million gain on the early extinguishment of debt, both in connection with our initial public offering in November of 2003. The 2003 fourth quarter results also include an $8.1 million charge (including $3.0 million for associated fines and penalties) relating to irregularities at PPI, a non-core subsidiary, a $2.3 million charge relating to prior period insurance claims of a bankrupt insurer, a $0.7 million restructuring charge and a $4.0 million adjustment for adverse development with respect to certain insurance claims.

9. GEOGRAPHIC SEGMENTS

Our operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004
	U.S.	International	Eliminations	Consolidated
Operating revenues	$577,661	$44,354	$—	$622,015
Operating income	11,327	3,737	—	15,064
Identifiable assets	367,855	11,443	—	379,298
Depreciation and amortization	19,887	2,606	—	22,493
Capital expenditures	10,657	40	—	10,697

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

	2003
	U.S.	International	Eliminations	Consolidated
Operating revenues	$524,009	$41,431	$—	$565,440
Operating income	13,848	4,946	—	18,794
Identifiable assets	366,868	20,224	(12,713)	374,379
Depreciation and amortization	25,508	3,001	—	28,509
Capital expenditures	14,268	724	—	14,992

	2002
	U.S.	International	Eliminations	Consolidated
Operating revenues	$508,205	$8,555	$—	$516,760
Operating income	22,137	261	—	22,398
Identifiable assets	363,700	31,888	(14,002)	381,586
Depreciation and amortization	30,297	1,526	—	31,823
Capital expenditures	15,221	65	—	15,286

10. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31 (in thousands):

	2004	2003
Trade accounts receivable	$97,079	$80,711
Affiliate and owner-operator receivables	2,087	2,403
Employee receivables	16	91
Insurance receivable – PPI class action settlement	5,875	—
Other receivables	3,007	1,132

	108,064	84,337
Less allowance for doubtful accounts	(7,228)	(6,305)

	$100,836	$78,032

The activity in the allowance for doubtful accounts for each of the three years ended December 31 is as follows (in thousands):

	2004	2003	2002
Balance, beginning of period	$6,305	$7,446	$8,872
Additions	2,526	1,573	6,801
Write-offs	(1,603)	(2,714)	(8,227)

Balance, end of period	$7,228	$6,305	$7,446

For 2004, 2003 and 2002, the Dow Chemical Company accounted for approximately 10.2%, 11.3% and 12.8% of our operating revenues, respectively.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

11. FIXED ASSETS

Property and equipment consisted of the following at December 31 (in thousands):

	2004	2003
Land and improvements	$12,068	$12,290
Buildings and improvements	17,967	20,224
Revenue equipment	228,596	261,749
Other equipment	35,525	47,513

Total property and equipment	294,156	341,776
Accumulated depreciation	(177,616)	(203,815)

Property and equipment, net	$116,540	$137,961

Depreciation expense was $22.2 million, $28.1 million and $31.1 million for the years ending December 31, 2004, 2003 and 2002, respectively. The capitalized cost of equipment under capital leases is included in revenue equipment in the above schedule. Our capital leased equipment consisted of the following at December 31, 2003 (in thousands):

2003
Other equipment	$865
Less accumulated depreciation	(107)

$758

At December 31, 2004 and 2003, the capital lease obligation was nil and $0.4 million, respectively, and is included in current maturities of indebtedness. At December 31, 2004 we had a net book value of $1.2 million of trailers held-for-sale.

12. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible assets consist of a $1.1 million intangible pension plan asset and $0.3 million of non-compete agreements with lives ranging from 1 – 10 years, customer lists and customer contracts acquired from a competitor with lives of 5 years (Note 4). During 2003, $2.2 million of intangible assets became fully amortized. Accumulated amortization of the remaining intangible assets was $0.2 million and $0.1 million at December 31, 2004 and 2003, respectively. The gross amount of intangible assets at December 31, 2004 and 2003 was $1.6 million and $1.5 million, respectively.

Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $0.1 million, $0.4 million and $0.7 million, respectively. Remaining intangible assets, except the pension plan asset, will be amortized to expense as follows (in thousands):

2005	$112
2006	105
2007	40
2008	40
2009 and after	—

Goodwill

Effective January 1, 2002, we adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets.” As a result of the adoption of SFAS 142, the amortization of goodwill ceased. Under SFAS 142, goodwill is subject to an annual impairment test as well as impairment assessments of certain triggering events. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying amount to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill.

As an initial step in the implementation process, we evaluated our reporting unit structure identifying three reporting units: transportation operations, insurance operations and Mexican operations. The company allocated all of the goodwill to the transportation operations as it principally resulted from the acquisition of CLC. As a result of our initial impairment test, an impairment adjustment of $24.0 million was charged to earnings as a cumulative effect of a change in accounting principle at January 1, 2002. There were several factors that led to the conclusion that an impairment charge was warranted. These

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

factors included several consecutive years of declining revenues and operating losses, an uncertain economic environment exacerbated by the events of September 11, 2001, increased insurance costs for the foreseeable future and the highly leveraged nature of the company. No tax benefit was recorded in connection with this charge. The fair value of the reporting unit was determined based on a combination of EBITDA multiples derived from other comparable publicly traded companies and present value techniques.

We selected the second quarter to perform its annual impairment test. While our equity was publicly traded during the periods in which the analysis was performed in 2004, it was extremely volatile and it had only begun trading in November 2003. Therefore, we used a combination of discounted cash flows and EBITDA multiples to estimate the fair value of the reporting units. Projections for future cash flows were based on our recent operating trends. EBITDA multiples were derived from other comparable publicly traded companies. The discount rate used to discount cash flows was based on our weighted average cost of capital. No impairment was determined to have occurred as of June 30, 2004, since the calculated fair value exceeded the carrying amount. The factors used in deriving the estimate of the fair value included improving economic conditions, increasing revenues and operating income during 2004 and the knowledge that we were able to renegotiate our debt structure to extend the maturity. Furthermore, based on these factors and the initial public offering of our common stock in November 2003, no impairment was determined to have occurred as of December 31, 2003.

Our goodwill assets as of December 31, 2004 and 2003 were $131.4 million and $131.2 million, respectively. We increased goodwill in 2004 by $131 thousand due to the contingent payment described in Note 4. Goodwill increased $0.5 million in 2003 due to the purchase of a line of business.

13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable includes $5.5 million and $7.3 million of book overdrafts at December 31, 2004 and 2003, respectively.

Accrued expenses include the following at December 31 (in thousands):

	2004	2003
Loss and damage claims	$33,670	$27,421
Environmental liabilities	11,183	9,286
Salaries, wages and benefits	4,626	3,921
Restructure reserve	11	500
Accrued interest	3,225	1,781
Pension	4,844	4,844
PPI class action settlement	8,750	—
Other	11,614	9,177

	$77,923	$56,930

We have a $5.9 million insurance receivable classified within “Accounts Receivable” to partially offset the PPI settlement. Pursuant to the terms of the settlement agreement, there is no right of offset. Therefore, we recorded it as a receivable.

During 2003, 2002 and 2001, we initiated cost cutting measures as part of a company-wide reorganization. The costs associated with this reorganization include severed employees’ wages and benefits. We accrued $0.7 million in 2003, $1.8 million in 2002 and $1.0 million in 2001. Cash outlays for the employee severance during fiscal year 2004 were almost $0.5 million. We expect severance costs to be fully paid out by March 31, 2005. The reconciliation of the activity is as follows (in thousands):

	2004	2003	2002
Beginning Balance	$500	$990	$471
Additions	—	725	1,804
Payments	(489)	(1,215)	(1,285)

Ending Balance	$11	$500	$990

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

14. LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31 (in thousands):

	2004	2003
Term loan	$138,250	$139,650
Revolving credit facility	5,800	2,000
9% senior subordinated notes due 2010	125,000	125,000
Line of credit	—	5,359
Series B floating interest rate subordinated term notes, principal due in 2006, interest payable semi-annually at LIBOR plus 4.81%	7,500	7,500

Long-term debt, including current maturities	276,550	279,509
Less current maturities of long-term debt (including capital lease obligations)	(1,400)	(6,759)

Long-term debt, less current maturities	$275,150	$272,750

Term Loan

On November 13, 2003, Quality Distribution LLC (“QD LLC”) and QD Capital Corp (“QD Capital”), issued a private offering of $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2010 (the “Senior Subordinated Notes”) and entered into a new credit facility consisting of a $140 million delayed drawn term loan (the “Term Loan”), a $75 million revolving credit facility and a $20 million pre-funded letter of credit facility, (the “Revolver”) (Note 1). On February 10, 2005, the Form S-4 went effective and on March 10, 2005, we completed the conversion of the Senior Subordinated Notes from private debt to public debt.

The Term Loan bears interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios. The Term Loan matures on November 12, 2009. The interest rate on the Term Loan at December 31, 2004 and 2003 was 5.07% and 4.16%, respectively. The weighted average interest rate during fiscal year 2004 and 2003 was 4.68% and 4.16%, respectively.

We incurred $2.9 million in debt issuance costs relating to the Term Loan. We are amortizing these costs over the term of the Term Loan to interest expense using the effective interest method. The balance of these debt issuance costs as of December 31, 2004 was $2.2 million.

Revolving Credit Facility

As of December 31, 2004, we had a $75.0 million revolving credit facility, which may include letters of credit, available until November 12, 2008 to be used for, among other things, working capital and general corporate purposes, including permitted acquisitions. We had a $20.0 million pre-funded letter of credit facility, available until November 12, 2009 in addition to $31.0 million of letters of credit outstanding. At December 31, 2004, we had $69.2 million available under the revolving credit facility.

Interest on the revolving credit facility is, at our option, (a) 2.50% in excess of the Base Rate (as defined in the credit agreement) or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolving credit facility at December 31, 2004 and 2003 was 7.75% and 6.5%, respectively. The weighted average interest rate on the revolving credit facility during fiscal year 2004 and 2003 was 7.3% and 6.5%, respectively.

The credit agreement provides for payment by us in respect of outstanding letters of credit of an annual fee equal to the spread over the Eurodollar rate for Eurodollar Loans under the revolving credit facility from time to time in effect on the aggregate outstanding stated amounts of such letters of credit and a fronting fee equal to 1/4 of 1.0% on the aggregate outstanding stated amounts of such letters of credit. We pay a commitment fee equal to 1/2 of 1.0% per annum on the undrawn portion of the available commitment under the revolving credit facility, subject to decreases based on the achievement of certain financial ratios.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

We incurred $1.5 million in debt issuance costs relating to the Revolving Credit Facility. We are amortizing these costs over the term of the revolver. The balance of the debt issuance costs as of December 31, 2004 was $1.3 million.

9% Senior Subordinated Notes

The Senior Subordinated Notes issued by QD Capital and QD LLC are unsecured obligations guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

We incurred $5.3 million in debt issuance costs relating to the Senior Subordinated Notes. We are amortizing these costs over the term of the Senior Subordinated Notes. The balance of the debt issuance costs as of December 31, 2004 was $4.4 million.

We may redeem the Senior Subordinated Notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on November 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Percentage
2007	104.50%
2008	102.25
2009 and thereafter	100.00

Series B Notes

The Series B Notes are unsecured obligations guaranteed on a senior subordinated basis by all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The interest rate on the Series B Notes at December 31, 2004 and 2003 was 7.3% and 6.04%, respectively. The weighted average interest rate on the Series B Notes during fiscal year 2004 and 2003 was 6.6% and 6.1%, respectively.

We may redeem the Series B floating interest rate notes, in whole or in part from time to time on or after June 15, 2002, upon not less than 30 nor more than 60 days notice at a redemption price equal to 100% of the principal amount thereof, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

We redeemed $18.1 million principal amount of Series B floating rate notes on December 15, 2003 at a redemption price of 102.5% of the principal amount outstanding, plus accrued and unpaid interest to the date of redemption. The redemption price paid included $0.9 million of accrued interest and a redemption premium of $0.5 million. The redemption premium was recorded as a part of the net gain on debt extinguishment. The remaining $7.5 million of Series B floating rate notes were redeemed on February 28, 2005.

Collateral, Guarantees and Covenants

The loans and letters of credit under the revolving credit agreement are guaranteed by all of our existing and future direct and indirect domestic subsidiaries (collectively, the “subsidiary guarantors”). Our obligations and subsidiary guarantors are collateralized by a first priority perfected lien on substantially all of our properties and assets and the subsidiary guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by us and the subsidiary guarantors, subject to certain exceptions; provided that, in certain cases, no more than 65.0% of the stock of our foreign subsidiaries are required to be pledged. Such assets pledged also collateralize certain interest rate protection and other hedging agreements permitted by the credit facility that may be entered into from time to time by us.

Under the terms of our credit agreement, we are required to maintain, among other restrictions, minimum net worth levels, debt to net worth ratios and debt service coverage ratios. In addition, the credit agreement and the indenture governing the Series B notes contain restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions redeemable common stock and preferred stock issuance, capital expenditures and the payment of dividends. At December 31, 2004, we were in compliance with all debt covenants.

The credit facility includes financial covenants, which require certain ratios to be maintained. These ratios include the interest coverage ratio, the ratio of Consolidated EBITDA (as defined in the credit agreement) to consolidated interest expense, and the consolidated total leverage ratio, which is the ratio of consolidated total debt to Consolidated EBITDA (as defined in the credit agreement). As of December 31, 2004, Quality Distribution, LLC was in compliance with the financial covenants in the credit agreement.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Debt Retirement

The following is a schedule of our indebtedness, exclusive of capital lease obligations, at December 31, 2004 over the periods we are required to pay such indebtedness (dollars in thousands):

(in 000’s)	2005	2006	2007	2008	2009 and after	Total
Variable term loan due 2009	$1,400	$1,400	$1,400	$1,400	$132,650	$138,250
9% senior subordinated notes, due 2010	—	—	—	—	125,000	125,000
Revolving credit facility	—	—	—	5,800	—	5,800
Series B floating interest rate subordinate notes, principal due 2006	—	7,500	—	—	—	7,500

Total	$1,400	$8,900	$1,400	$7,200	$257,650	$276,550

15. INCOME TAXES

Income taxes consisted of the following for the years ended December 31 (in thousands):

	2004	2003	2002
Current taxes:
Federal	$305	$(478)	$550
Foreign	2,170	(217)	170
State	419	(200)	300

	2,894	(895)	1,020

Deferred taxes:
Federal	—	1,179	—
Foreign	(473)	(383)	423
State	—	—	—

	(473)	796	423

Provision (benefit) for income taxes	$2,421	$(99)	$1,443

The net deferred tax liability consisted of the following at December 31 (in thousands):

	2004	2003
Deferred tax assets:
Environmental reserve	$9,971	$11,286
Tax credit carryforwards	3,607	2,457
Self-insurance reserves	12,841	8,072
Allowance for doubtful accounts	3,008	3,258
Pension	5,293	4,883
Net operating loss carryforwards	34,690	43,284
Other accruals	5,018	1,078
Accrued losses and damage claims	3,038	4,819

	77,466	79,137
Less valuation allowance	(51,364)	(48,991)

	26,102	30,146

Deferred tax liabilities:
Property and equipment basis differences	(27,274)	(31,698)

Net deferred tax liability	(1,172)	(1,552)

Long-term net deferred tax liability	$(1,172)	$(1,552)

We have provided a valuation allowance against net deferred tax assets, due to cumulative losses in recent years. The valuation allowance increased $2.4 million in 2004.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Our effective tax rate differs from the federal statutory rate. The reasons for those differences are as follows for the years ended December 31 (in thousands):

	2004	2003	2002
Tax benefit at the statutory rate	$(2,766)	$(22,848)	$(7,363)
State income taxes, net of federal benefit	419	262	(624)
AMT Credit	—	(478)	—
Non-deductible interest	—	20,194	—
Subpart F	451	—	—
Foreign taxes	1,493	450	1,451
Equity in earnings of foreign subsidiaries	243	126	762
Valuation allowance	2,429	2,910	7,690
Other	152	(715)	(473)

Provision (benefit) for income taxes	$2,421	$(99)	$1,443

At December 31, 2004, we had approximately $89.2 million in net operating loss carryforwards, $2.5 million in alternative minimum tax credit carry forwards and $1.8 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2012 through 2023 while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. Approximately $28.7 million of net operating loss carryforwards and $1.9 million of alternative minimum tax credit carryforwards were generated by Chemical Leaman Corporation prior to its acquisition. The use of pre-acquisition operating losses and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. We have state net operating loss carryforwards, which expire over the next 2 to 20 years.

We do not have any unremitted foreign earnings.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as needed.

We have filed for and received a refund of $4.4 million in 2001 in previously paid federal income tax as a result of carrying back a portion of the 1998 net operating loss. As of December 31, 2003, this refund claim was under examination by the Internal Revenue Service and we had provided $0.6 million of tax expense in connection with this matter in 2002. During 2004, the examination of the refund claim was tentatively concluded by the Internal Revenue Service and the amount previously accrued for of $0.6 million is sufficient to cover the amounts agreed upon.

16. EMPLOYEE BENEFIT PLANS

We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Retirement benefits for employees covered by the salaried plan are based on years of service and compensation levels. The monthly benefit for employees under the collective bargaining agreement plan is based on years of service multiplied by a monthly benefit factor. Assets of the plans are generally invested 60% in equity securities and 40% in fixed income investments. Pension costs are funded in accordance with the provisions of the applicable law.

We amended the collective bargaining agreement plan to freeze benefit accruals and allow participants to retire as early as age 50 with unreduced benefits. Since no prior service cost base existed prior to the amendment and the projected benefit obligation was not impacted by the change, there was no impact on the accrued pension cost.

We use a December 31 measurement date for both of our plans.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Obligations and Funded Status

The following table sets forth the change in the benefit obligation, change in plan assets and unfunded status of the two plans at December 31 (in thousands):

	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$45,445	$43,304
Service cost	276	276
Interest cost	2,746	2,822
Actuarial loss	5,277	2,431
Benefits and expenses paid	(3,462)	(3,388)

Benefit obligation at end of year	$50,282	$45,445

	2004	2003
Change in Plan Assets
Fair value of plan assets at beginning of year	$32,989	$28,217
Actual return on plan assets	2,972	5,234
Contributions by Company	4,232	2,926
Benefits and expenses paid	(3,462)	(3,388)

Fair value of plan assets at end of year	$36,731	$32,989

	2004	2003
Funded Status of Plans
Unfunded status	$(13,551)	$(12,456)
Unrecognized net actuarial loss	17,090	12,933
Unrecognized prior service cost	1,074	1,168

Prepaid benefit cost	$4,613	$1,645

	2004	2003
Amounts Recognized in the Balance Sheet:
Prepaid benefit cost	$4,613	$1,645
Accrued benefit cost	(18,164)	(14,198)
Intangible assets	1,074	1,168
Accumulated other comprehensive income	17,090	13,030

Net amount recognized	$4,613	$1,645

The accumulated benefit obligation for both defined benefit pension plans equaled the projected benefit obligations of $50.3 million and $45.4 million at December 31, 2004 and 2003, respectively.

Periodic Pension Costs

The components of net periodic pension cost are as follows for the years ended December 31 (in thousands):

	2004	2003
Service cost	$276	$276
Interest cost	2,746	2,822
Amortization of loss	686	823
Amortization of prior service cost	94	94
Expected return on plan assets	(2,539)	(2,255)

Net periodic pension cost	$1,263	$1,760

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Other Comprehensive Loss

	2004	2003
Increase (decrease) in minimum liability included in other comprehensive income (in thousands)	$4,060	$(1,372)

Assumptions

Weighted average assumptions used to determine benefit obligations at December 31:

	2004	2003
Discount rate	5.50%	6.25%
Rate of compensation increase	2.50%	3.00%

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:

	2004	2003
Discount rate	5.50%	6.25%
Expected long-term rate of return on plan assets	7.50%	7.50%
Rate of compensation increase	2.50%	3.00%

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

Asset Mix

The Company’s combined pension plan weighted-average asset allocations by asset category at December 31 are as follows:

	2004	2003
Equity securities	58.9%	65.3%
Debt securities	41.1%	34.7%

Plan Assets

Our investment policy is that plan assets will be managed utilizing an investment philosophy and approach characterized by all of the following, but listed in priority order: (1) emphasis on total return, (2) emphasis on high-quality securities, (3) sufficient income and stability of income, (4) safety of principal with limited volatility of capital through proper diversification and (5) sufficient liquidity. The target allocation percentages for each plan’s assets are 60% in domestic equity securities and 40% in debt securities. None of our equity or debt securities are included in plan assets.

Cash Flows

We expect to contribute $3.2 million to the pension plan during the year ending December 31, 2005.

The following benefit payments are expected to be paid (in thousands):

2005	$3,229
2006	3,265
2007	3,278
2008	3,297
2009	3,332
2010 – 2014	17,109

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

We charged to operations payments to multi-employer pension plans required by collective bargaining agreements of approximately $1.4 million, $1.9 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. These defined benefit plans cover substantially all of our union employees not covered under our pension plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multi-employer plans is not readily available.

In 2001, we established a Deferred Compensation Plan for our executives and other key employees. The plan is a non-qualified deferral plan that allows participants to contribute a portion of their wages on a pre-tax basis and includes a death benefit. We may credit participant’s accounts with a discretionary contribution at our sole discretion. No contributions were made in 2004, 2003 and 2002.

17. REDEEMABLE SECURITIES

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

On July 1, 2003, we adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” In accordance with the standard, we reclassified the 13.75% Mandatorily Redeemable Preferred Stock to liabilities and recorded $3.5 million in dividends accrued from July 1, 2003 through the conversion date, November 13, 2003, as interest expense.

On October 1, 2003, we amended the terms of the outstanding 13.75% preferred stock to eliminate all special redemption, liquidation and other rights, preferences and privileges of such preferred stock. In accordance with the amendment, all of the outstanding shares of redeemable preferred stock were converted into 7,654,235 shares of common stock at a conversion price of $11.63 per share upon consummation of the offering of QDI’s common stock, which occurred on November 13, 2003. On the date of conversion, the preferred stock balance was $70.5 million, which included $19.7 million of accrued dividends and was net of $0.2 million of shareholders’ notes. In connection with the conversion, we recorded $59.4 million of non-cash interest expense, which was calculated as the difference between the IPO price of $17.00 per share and the carrying value of the preferred stock upon conversion, including accrued dividends, of $70.7 million. The sum of the carrying value of the preferred stock and the interest expense charge was recorded as additional paid in capital of $130.1 million. Also, we recorded a $0.2 million increase in stock subscription receivables representing the shareholders’ notes outstanding on the converted shares.

18. CAPITAL STOCK

In accordance with our Amended and Restated Articles of Incorporation dated November 4, 2003, the Corporation is authorized to issue 30 million shares of capital stock, 29 million shares of no par value common stock and 1 million shares of no par value preferred stock.

Preferred Stock

Of the 1 million shares of preferred stock authorized, 600,000 shares were designated as convertible preferred stock, of which 510,000 were issued and outstanding. In connection with the initial public offering of shares of our common stock, the 510,000 shares of preferred stock were converted into shares of common stock pursuant to our Amended and Restated Articles of Incorporation. The remaining shares of preferred stock may be issued from time to time in one or more classes or series, with such relative rights, preferences, qualifications, and limitations as our Board of Directors from time to time may adopt by resolution. Prior to November 4, 2003, we had authorized 5.0 million shares, $.01 per share par value, of preferred stock.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Common Stock

On November 4, 2003, we effected a 1.7 to 1 stock split of its common stock. All historical share and per share amounts in the financial statements have been adjusted to reflect the stock split. Prior to November 4, 2003, we had 20 million shares $.01 par value of common stock authorized and had 3.44 million shares outstanding at December 31, 2002.

In connection with the 1998 recapitalization, we made limited recourse secured loans to shareholders, which bear interest at either LIBOR plus 1.5% or LIBOR plus 2%. The loans are collateralized by a pledge of approximately 74,800 shares of our common stock and options to purchase 74,800 shares of our common stock.

Subsequent to the 1998 recapitalization and prior to January 1, 2002, we periodically issued limited recourse secured loans to management, which loans are collateralized by shares of our common stock owned by management. Additionally, we reclassified $0.2 million of notes outstanding on preferred stock to stock subscription receivables upon conversion of the preferred stock to common stock (Note 17). The principal amount of the loans are due on June 9, 2006 or November 8, 2007 with mandatory pre-payments due upon, and to the extent of, the receipt of after-tax proceeds from the sale of the pledged securities. Amounts outstanding for the total of these loans were $1.6 million and $1.7 million at December 31, 2004 and 2003, respectively.

We have approximately 247,000 warrants outstanding that allows the holder to purchase approximately 247,000 shares of our common stock at an exercise price of $2.94 per share. These warrants expire January 15, 2007.

19. STOCK COMPENSATION PLANS

The 2003 Stock Option Plan was adopted on November 5, 2003 in connection with our IPO and expires 10 years after adoption. It provides for the grant of nonqualified stock options that become exercisable, with limited exceptions, in 25% increments on each of the first four anniversaries of the date upon which the options are granted. We initially reserved 2,210,000 shares of common stock for issuance under this plan with automatic increases in the number of shares occurring on January 1 of each year commencing with January 1, 2004 unless otherwise determined by the Board of Directors. The increase is 1% of the outstanding shares as of December 31 of the prior year. No more than 4,500,000 shares of common stock may be issued under the 2003 Stock Option Plan.

Until adoption of the 2003 Stock Option Plan, we administered the 1998 Stock Option Plan pursuant to which a total of 377,400 shares of our common stock were available for grant. The maximum term of granted options was ten years. Fifty percent of each new option granted vested in equal increments over four years. The remaining fifty percent of each new option will vest in nine years from grant date, subject to acceleration if certain per-share equity value targets are achieved or in the event of a sale of the Company. Vesting of the new options occurs only during an employee’s term of employment. The new options will become fully vested in the event of a termination of employment without “cause” or for “good reason” within six months following a sale of the Company.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Stock option activity for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands, except per share data):

	Number of Shares Available	Number of Shares Outstanding	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding at December 31, 2001 2002 option activity:	38	339	$23.53	$23.53
Granted	—	—	—	—
Canceled	229	(229)	23.53	23.53

Options outstanding at December 31, 2002 2003 option activity:	267	110	23.53	23.53
Additional shares reserved	2,210
Granted	(1,990)	1,990	17.00	17.00
Canceled	11	(11)	17.00-23.53	19.37

Options outstanding at December 31, 2003 2004 option activity:	498	2,089	17.00-23.53	17.33
Additional shares reserved	190
Granted (1)	(781)	781	5.15 – 10.84	7.37
Canceled	419	(419)	17.00-23.53	17.20

Options outstanding at December 31, 2004	326	2,451	5.15-23.53	14.18

The following table summarizes information about stock options outstanding at December 31, 2004 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Months)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 5.15 – 10.84	784	118	$7.37	—	$—
17.00	1,574	106	17.00	402	17.00
23.53	93	39	23.53	78	23.53

	2,451	108	14.18	480	18.06

On November 5, 2003, our Board of Directors approved the 2003 Restricted Incentive Stock Plan, which terminates ten years from the approval date. We initially reserved 500,000 shares of common stock for issuance under this plan. The restricted stock granted vests in 20% increments on December 31 of each year, beginning on December 31, 2004 and ending on December 31, 2008. However, all of the Restricted Incentive Stock issuances vest by December 31, 2008 regardless of when issued. In subsequent years, participants in the plan may be granted an annual, aggregate amount of up to $1 million of shares, valued at our common stock closing price at the date of grant, at the direction of the Board of Directors.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Restricted stock activity for the years ended December 31, 2004 and 2003 is as follows (in thousands, except per share data):

	Shares Available for Grant	Number of Shares	Range of Prices	Weighted Average Exercise Price
Restricted stock outstanding at November 5, 2003	500	—	$—	$—
2003 restricted stock activity:
Granted	(88)	88	17.00	17.00
Canceled	—	—	—	—

Restricted stock outstanding at December 31, 2003	412	88	17.00	17.00
2004 restricted stock activity:
Granted	(51)	51	5.15-8.45	7.77
Canceled	14	(14)	17.00	17.00

Restricted stock outstanding at December 31, 2004	375	125	5.15-17.00	13.26

	Restricted Stock Outstanding		Restricted Stock Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 5.15 – 8.45	51	$7.77	—	$—
17.00	74	17.00	15	17.00

	125	13.26	15	17.00

20. COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various noncancelable operating leases for our office facilities, office equipment and vehicles. Future noncancelable lease commitments (excluding any sublease income) as of December 31, 2004, are as follows (in thousands):

2005	$4,687
2006	3,275
2007	1,275
2008	722
2009	355
2010 and after	1,221

Rent expense under operating leases was $6.1, $5.4 million and $6.5 million (net of $0.4 million, $0.4 million and $0.5 million of sublease income) for the years ended December 31, 2004, 2003 and 2002, respectively.

PPI Investigation

In connection with the irregularities discovered at PPI (Note 1), we anticipate paying costs relating to the state insurance regulatory proceedings. We had an accrual of $0.8 million and $3.0 million, respectively at December 31, 2004 and 2003 as the estimate of these potential charges based on information currently available, which is subject to change as more information is obtained. The $2.2 million change from 2003 to 2004 was based on a change in our estimate of such costs due to a re-assessment resulting from settlements in certain matters and states and information from our experts.

On January 18, 2005, we announced that we have signed Memoranda of Understanding to settle two shareholder class action lawsuits and a shareholder derivative demand stemming from the Company’s disclosure of irregularities at Power Purchasing, Inc. (“PPI”), a non-core subsidiary, on February 2, 2004.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

The two previously-disclosed class action lawsuits, Meigs v. Quality Distribution, Inc., et al., pending in the United States District Court for the Middle District of Florida, Tampa Division (the “Federal Action”), and Steamfitters Local 449 Pension & Retirement Security Funds v. Quality Distribution, Inc., et al. , pending in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida (the “State Action”), were each filed on behalf of a putative class of shareholders who allegedly purchased our common stock traceable to our November 6, 2003 initial public offering.

In exchange for broad releases from all claims that were or could have been asserted by shareholders in respect of QDI shares, and to eliminate the burden and expense of further litigation, we and our primary directors’ and officers’ liability insurer, on behalf of all defendants, have agreed to pay the class $8,150,000, of which $5,875,000 would be paid directly by the insurer and the balance of $2,275,000 would be paid by us. We have also agreed to pay the State Action Plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $600,000. We recorded a pre-tax charge of $2.875 million in the fourth quarter for these settlements. The $8,150,000 and the $600,000 are recorded in “Accrued Expenses” as the PPI class action settlement, (Note 13). The $5,875,000 is recorded in “Accounts Receivable” as Insurance receivable – PPI class action settlement (Note 10).

The settlements are contingent on several factors, including approval by both the state and federal courts. No aspect of the settlements constitutes an admission or finding of wrongful conduct, acts or omissions.

Environmental Matters

It is our policy and the policy of each of our subsidiaries to be in compliance with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals.

Our activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, many of which are classified as hazardous materials or hazardous substances. Our tank wash and terminal operations engage in the creation, storage or discharge and proper disposal of wastewater that may contain hazardous substances, and the control and discharge of storm-water from industrial sites. In addition, we may store diesel fuel and other petroleum products at our terminals. As such, we and others who operate in our industry, are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies and Canadian federal and provincial governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations.

Facility managers are responsible for environmental compliance at each operating location. Audits conducted by our staff assess operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities, and waste management. We may also, if circumstances warrant, contract with independent environmental consulting firms to conduct periodic, unscheduled, compliance assessments which focus on unsafe conditions with the potential to result in releases of hazardous substances or petroleum, and which also include screening for evidence of past spills or releases. Our staff includes environmental professionals who develop guidelines and procedures, including periodic audits of our terminals, tank cleaning facilities, and historical operations, in an effort to avoid circumstances that could lead to future environmental exposure.

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), the Resource Conservation and Recovery Act of 1976 (“RCRA”), the Superfund Amendments and Reauthorization Act of 1986, and comparable state and Canadian laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and on the road, and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor predict with certainty the extent of future liabilities and costs under environmental, health, and safety laws, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or our business reputation.

In addition, we may face liability for alleged personal injury or property damage due to exposure to chemicals and other hazardous substances at our facilities or as the result of accidents and spills. Although these types of claims have not historically had a material impact on our operations, a significant increase in these claims could materially adversely affect our business, financial condition, operating results or cash flow.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

As the result of environmental studies conducted at our facilities or the third-party sites in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation.

We are currently responsible for remediating and investigating five properties under federal and state Superfund programs where we are the only responsible party. Each of these five remediation projects relates to operations conducted by CLC prior to our acquisition of and merger with CLC in 1998. The two most significant Superfund sites are:

Bridgeport, New Jersey

QDI is required under the terms of two federal consent decrees to perform remediation at this operating truck terminal and tank wash site. CLC entered into consent orders with USEPA in May 1991 for the treatment of groundwater (operable unit or “OU”1) and October 1998 for the removal of contamination in the wetlands (OU 3). In addition, we were required to assess the removal of contaminated soils (OU2).

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a 2 mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via chemical injection (in-situ treatment) and a local discharge. The treatment facility has been approved with construction to commence in the second quarter of 2005. The in-situ remedy is in the pilot stage and must go through the design phases before final approval is obtained. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate 7 acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004. However, due to the wet weather and problems with the equipment utilized, the project has been delayed. The existing remedial design may have to be modified to complete this work. In regard to OU2, USEPA is now requiring a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the chemical injection (in-situ treatment) previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated expenditures to be in the range of $11.4 million to $16.4 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (PADEP) and USEPA in October 1995 obligating it to provide replacement water supply to area residents (OU1), treat contaminated groundwater (OU2) and perform remediation of contaminated soils (OU3) at this former wastewater disposal site. OU1 is complete. PADEP and USEPA had previously been unable to agree on the final interim remedy design for OU2; specifically the discharge location for the treated groundwater. We have projected an interim remedy, which involves the construction of a treatment facility and discharge locally. A preliminary engineering design, which includes a discharge to a local tributary, was submitted in August 2004 to USEPA and PADEP for their review and comment. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (SVE). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale production in May 2004. We determined in June 2004 that we would incur increased expense due to the need to ship off-site additional contaminated soil that was found to be incompatible with the thermal treatment unit, the increased volume of soil subject to thermal treatment based on an increase in the lateral extent of contamination, and the discovery of buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We are still in the process of excavating the pond three soils in discrete piles, analyzing and determining the best approach to treat these soil piles. We have estimated expenditures to be in the range of $5.0 million to $7.2 million.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Other Owned Property

Scary Creek, West Virginia: CLC received a clean up notice from the State authority in August 1994 requiring remediation of contaminated soils and groundwater at this former wastewater disposal facility. However, the State and we have agreed that remediation can be conducted under the State’s voluntary clean-up program (instead of the state superfund enforcement program) and we are currently completing the originally planned remedial investigation. However, it appears that additional site investigation work will be required to completely delineate the extent of site contamination. Upon completion of the site investigation phase, a remedial feasibility study and design will be prepared to address contaminated soils, and, if applicable, groundwater. The expectation is that a remedy utilizing primarily in-situ treatment with limited soil removal will be conducted.

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation on June 22, 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. We have completed a remedial investigation and are currently preparing a feasibility study with the expectation that we will conduct a remedy utilizing in-situ treatment, limited soil removal and monitored natural attenuation of the groundwater.

Charleston, WV: CLC completed a remediation of a former drum disposal area in 1995 at its active truck terminal and tank wash site under the terms of a State hazardous waste permit. The State has required supplemental groundwater monitoring in connection with the same permit and we are performing the same and believe that no additional remediation will be required.

East Rutherford, NJ: CLC entered into a Memorandum of Agreement with the State of New Jersey on June 11, 1996 obligating it to perform a Remedial Investigation and Remedial Action with respect to a subsurface loss of an estimated 7,000 gallons of fuel oil at this active truck terminal and tank wash site. We have completed the recovery of free product and conducted groundwater monitoring and are awaiting final approval of a plan to terminate remedial action with contamination in place.

ISRA NJ Facilities: We are obliged to conduct investigations and remediation at three current or former New Jersey tank wash and terminal sites pursuant to the State’s Industrial Sites Remediation Act, which requires such remediation following the sale of facilities after 1983. The former owner has agreed to take responsibility for one of the sites and the other two are in the process of remedial investigation with projections set in contemplation of limited soil remediation expense for contaminated areas.

UST Program: We have responsibility for ongoing remediation of former (closed) underground storage tanks (USTs) at current and former facilities. These projects typically involve removal of petroleum-contaminated soil and subsequent remediation of contaminated groundwater and groundwater monitoring. We do not expect to incur significant costs in connection with these projects.

We have estimated expenditures for these other owned properties to be in the range of $3.1 million to $7.2 million.

Other Environmental Matters

We have been named as a potentially responsible party (“PRP”) under CERCLA and similar state laws at 19 other multi-party sites.

We and our predecessors have been named in four civil actions seeking contribution for remediation at offsite treatment, storage and disposal facilities (TSDs) or privately owned properties. We have also received notices of potential liability at fifteen other TSDs and are negotiating with Federal, State and private parties on the scope of our obligations (if any) in connection with remedies at these sites. In addition, there are eight sites with respect to which we received information requests but have denied liability and there has been no demand for payment (considered inactive). Our financial projection is established with respect to those sites where a financial demand is made or an allocation of financial liability is reasonably ascertainable.

Recently, we were notified of potential liabilities involving the Lower Passaic River Study Area in New Jersey and the Malone Superfund Site in Texas. We will be participating in the studies of these two sites to determine site remediation objectives, goals and technologies. Since the overall liability cannot be estimated at this time, we have set reserves for only the remedial investigation phase at the two sites.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

We were also recently notified of our potential liability for remedial measures to be undertaken by the EPA at the Mobile Tank Wash Facility Superfund Site in Mobile, Alabama. Liability cannot be estimated at this time. We have asserted claims against the site owner (currently in bankruptcy) and the owner’s insurers.

We have estimated expenditures for these other environmental matters to be in the range of $1.2 million to $4.1 million.

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of December 31, 2004 and 2003, we had reserves in the amount of $25.6 million and $29.2 million, respectively for all environmental matters discussed above.

There can be no assurance that additional sites for which we are responsible will not be discovered, nor that violations by us of environmental laws or regulations will not be identified or occur in the future, or that environmental, health and safety laws and regulations will not change in a manner that could impose material costs on us.

The activity in the environmental liability reserves is as follows at December 31 (in thousands):

	2004	2003
Reserve at beginning of year	$29,160	$32,986
Payments	(8,234)	(3,826)
Additions	4,672	—

Reserve at end of year	$25,598	$29,160

The balances presented include both long term and current environmental reserves, of which $11.2 million and $9.3 million is included in accrued expenses in the Consolidated Balance Sheet at December 31, 2004 and 2003, respectively. We expect these environmental obligations to be paid over the next five to seven years.

Legal Matters

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

For the Years Ended December 31, 2004, 2003, 2002

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

On July 14, 2004, QDI’s Board of Directors received a letter from a putative QDI shareholder demanding that we take steps to remedy alleged mismanagement, breach of fiduciary duty, and corporate waste arising from the PPI irregularities. The letter also demanded that we file a professional malpractice suit against our outside independent registered certified public accounting firm, PricewaterhouseCoopers LLP. By letter dated July 21, 2004, we requested certain information from the putative shareholder and have not received a response. We are conducting an investigation of the matters that are the subject of the July 14, 2004 letter.

On January 18, 2005, QDI signed Memoranda of Understanding to settle Meigs and Steamfitters and resolve the derivative demand. In exchange for broad releases from all claims that were or could have been asserted by shareholders in respect of QDI stock acquisitions, ownership or sales, and to eliminate the burden and expense of further litigation, QDI and its primary directors’ and officers’ liability insurer, on behalf of all defendants, agreed to pay the putative class $8.15 million, of which $5.875 million would be paid directly by the insurer and the remaining $2.275 million by QDI. QDI also agreed to pay the Steamfitters plaintiff’s attorneys’ fees in an amount not to exceed $0.6 million. The Meigs and Steamfitters plaintiffs, together with the putative QDI shareholder who sent the July 14, 2004 demand letter, have conducted discovery to confirm the settlement amount’s fairness and expect to sign formal stipulations of settlement and to submit the settlements for the federal and state courts’ approval.

During the fourth quarter of 2004, QDI recorded a pre-tax charge of $2.9 million to reflect the settlements.

The settlements remain contingent on several factors, including completing and executing formal stipulations of settlement and approval by the state and federal courts. No aspect of the settlements constitutes an admission or finding of wrongful conduct, acts, or omissions. There can be no assurance that failure to approve the settlement will not have a material adverse effect on us.

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

On May 13, 2004, a complaint styled Quality Food Grade Carriers, Inc., et al. v. Quality Carriers, Inc., et al., Case No. 04-4515-B, was filed in the Circuit Court for Hillsborough County, Florida, naming as defendants, QCI, our wholly owned subsidiary, and Thomas L. Finkbiner, QCI’s President and Chief Executive Officer. On November 22, 2004, plaintiffs served a third amended complaint naming only QCI as a defendant alleging, among other things, that QCI breached a “Fuel Consulting and Management Agreement” with Quality Fuel Control, Inc. The third amended complaint seeks unspecified damages exceeding $15 thousand. QCI is preparing its response to the third amended complaint. We believe that the plaintiffs’ allegations are without merit, and we intend to contest the action vigorously. The action is at an early stage, and it is therefore impossible to determine the likelihood of any outcome or the amount or range of any loss or possible loss, if any.

On October 21, 2004, a complaint styled Quality Food Grade Carriers, Inc., et al. v. Leon Black, et al., Case No. 04-9491-A, was filed in the Circuit Court for Hillsborough County, Florida, naming as defendants QCI, Leon Black, and Apollo Management, L.P. On October 26, 2004, Plaintiffs filed an amended complaint adding QDI as a defendant and alleging, among other things, that defendants fraudulently induced the last of a series of agreements with plaintiffs to pursue jointly a food transportation business. The amended complaint seeks unspecified damages exceeding $15 thousand. On November 18, 2004 QDI and QCI served their motion for attorney’s fees pursuant to section 57.105, Florida Statutes, and on December 16, 2004, QDI and QCI filed their motion to dismiss plaintiffs’ amended complaint. Pursuant to a previously announced agreement between the parties, on January 14, 2005, Plaintiffs dismissed the action with prejudice and QDI and QCI did not seek sanctions against plaintiffs and their counsel on QDI’s and QCI’s motion pursuant to section 57.105, Florida Statutes.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

On October 21, 2004, a complaint styled Quality Food Grade Carriers, Inc., et al. v. Tropicana Products, Inc., et al., Case No. 53-2004CA-004215, was filed in the Circuit Court for Polk County, Florida, naming as defendants, among others, certain customers of QCI. The complaint alleges, among other things, that defendants interfered with plaintiffs’ agreement with QCI to lease certain trucks and trailers, and seeks unspecified damages exceeding $15 thousand. We and QCI agreed to indemnify certain defendants in the action. On October 26, 2004, QCI, as indemnitor of certain named defendants, served its motion for attorney’s fees pursuant to section 57.105, Florida Statutes, and thereafter QDI and QCI through counsel filed motions to dismiss plaintiffs’ complaint on behalf of certain named defendants. Pursuant to a previously announced agreement between the parties, on January 19, 2005, Plaintiffs dismissed the action with prejudice and QCI did not seek sanctions against plaintiffs and their counsel on QCI’s motion pursuant to section 57.105, Florida Statutes.

On October 27, 2004, QDI and QCI, filed a complaint styled Quality Distribution, Inc. and Quality Carriers, Inc. v. Stephen Douglas Vaughan, Quality Food Grade Carriers, Inc., and Quality Fuel Control, Inc., Adversary Proceeding No. 04-0687, in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division. The complaint alleges claims for injunctive relief, tortious interference, defamation, and extortion under Florida’s Civil Remedies for Criminal Practices Act. On November 17, 2004, the Bankruptcy Court entered its order granting QDI’s and QCI’s motion for preliminary injunction enjoining, among others, Stephen Douglas Vaughan, Quality Food Grade Carriers, Inc. and Quality Fuel Control, Inc., from making or otherwise publishing false and defamatory statements regarding QDI and QCI, their customers and shareholders, interfering with QDI and QCI, their customers and business relationships, and threatening QDI and QCI, their customers and shareholders. The Bankruptcy Court scheduled the trial of the action for March 7, 2005. Pursuant to a previously announced agreement between the parties, on February 16, 2005, the Bankruptcy Court entered a final judgment awarding permanent injunctive relief, enjoining, among others, Stephen Douglas Vaughan, Quality Food Grade Carriers, Inc. and Quality Fuel Control, Inc., from making or otherwise publishing false and defamatory statements regarding QDI and QCI, their customers and shareholders, interfering with QDI and QCI, their customers and business relationships, and threatening QDI and QCI, their customers and shareholders. Pursuant to the agreement, we will dismiss the remaining claims in the action without prejudice.

In addition to the above lawsuits and those items disclosed under this Note 20 to our consolidated financial statements contained herein, “Commitments and Contingencies—Environmental Matters,” we are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us or QDI, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

21. OTHER TRANSACTIONS WITH RELATED PARTIES

We and Apollo Management have entered into a management agreement dated February 10, 1998 whereby we retained Apollo Management to provide financial and strategic advice. Pursuant to the terms of the management agreement, Apollo Management has agreed at such time to provide financial and strategic services as reasonably requested by our Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management received an initial fee of $2.0 million on June 9, 1998 and thereafter was to receive an annual fee of $0.5 million until termination of the management agreement. The management agreement could have been terminated upon 30 days written notice by Apollo Management or us to the other party thereto. The agreement was suspended for and no services were rendered in 2004, 2003 and 2002, and, therefore, we did not recognize any selling and administrative expense for these services. The management agreement with Apollo Management was terminated effective as of October 7, 2003. In 2004, 2003 and 2002, we provided advisory and consulting services to Apollo Management and certain of its affiliates. The fee for these services was $0.3 million each year and was recorded as a reduction in selling and administrative costs.

Three of our customers (Borden Chemical, Resolution Performance and Resolution Specialty Materials LLP) are controlled by Apollo Management. Revenues for these three customers while under control of Apollo management was $6.2 million, $5.2 million and $6.3 million in 2004, 2003 and 2002, respectively.

A former member our Board of Directors, who resigned in October 2003, owns a minority interest in a firm that provides information technology services to us. Total amounts paid by us to the firm during 2004, 2003, and 2002 were $0.2 million, $0.2 million and $0.4 million, respectively. We also provided office space in our corporate headquarters to their personnel when they serviced our account.

In August 2001, QDI entered into an agreement to affiliate the facilities in Bridgeport, NJ with a former director/ shareholder. In May 2002 and July 2003, the former director/shareholder opened a new affiliate facility in Elkridge, MD and Torrance, CA, respectively. The former director/shareholder has been operating these locations under the affiliate program.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

The aggregate 2004, 2003 and 2002 revenue for these operations was $12.0 million, $13.1 million and $11.4 million, respectively. As of December 31, 2004 and 2003, $0.1 million and $0.1 million, respectively, was owed to us in connection with these affiliate operations.

Of the $1.6 million stock subscription receivable (Note 18), $1.1 million relates to current members of management.

Substantially all of the 13.75% Preferred Stock shares that were converted to common stock on November 13, 2003 (Note 16) were held by Apollo and members of our management.

In connection with the exchange offer, we received $0.2 million of notes from shareholders, which were collateralized by the 405,000 shares of mandatorily redeemable preferred stock issued during the transaction. Upon the conversion of the preferred stock (Note 16), these notes were reclassified to stock subscription receivables.

22. SUBSEQUENT EVENTS

On January 28, 2005, we consummated the private offering of $85 million in new Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes due January 15, 2012, which will pay interest quarterly on January 15, April 15, July 15, and October 15. Interest will accrue at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds were used to repay approximately $70 million of the term borrowings under our credit facility and a distribution to QDI, which in turn used such proceeds to redeem all outstanding $7.5 million principal amount of outstanding Series B Floating Interest Rate Subordinated Term Securities due 2006 and the balance was used for general corporate purposes, including the repayment of indebtedness under the revolving credit portion of our credit facility. The credit facility was amended to incorporate this reduction in the term loan portion of the facility and to modify the covenants.

In connection with the offering of the Notes, we expect to incur a pre-tax charge of approximately $1.1 million resulting from the write-off of debt issuance costs associated with the term borrowings under the credit agreement to be prepaid with the net proceeds for the offering of the Notes.

23. GUARANTOR SUBSIDIARIES

The 9% Senior Subordinated Notes issued by QD LLC and QD Capital and the Series B Floating Interest Rate Subordinated Term Notes due 2006 issued by us are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by all of our direct and indirect domestic subsidiaries, (the “Guarantors”). In addition, we have unconditionally guaranteed on a senior subordinated basis the 9% Senior Subordinated Notes. Each of our direct and indirect subsidiaries, including QD LLC, is 100% owned. All non-domestic subsidiaries including Levy Transport, Ltd. are non-guarantor subsidiaries. QD Capital has no material assets or operations.

We conduct substantially all of our business through and derive virtually all of our income from our subsidiaries. Therefore, our ability to make required principal and interest payments with respect to our indebtedness depends on the earnings of subsidiaries and our ability to receive funds from our subsidiaries through dividend and other payments. The subsidiary guarantors are wholly owned subsidiaries of QD LLC and have fully and unconditionally guaranteed the 9% Senior Subordinated Notes and the Series B Floating Interest Rate Subordinated Term Notes on a joint and several basis.

We have not presented separate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the above-mentioned notes.

The following condensed consolidating financial information for the parent company, QD LLC, QD Capital, which has no assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at December 31, 2004 and 2003 and condensed consolidating statements of operations and of cash flows for each of the three years ended December 31, 2004.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

The following condensed consolidating financial information has been adjusted to reflect the PPI restatement (Note 1).

Quality Distribution, Inc. and Subsidiaries - Draft

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2004

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$516,468	$4,448	$—	$520,916
Other service revenue	—	—	69,703	904	—	70,607
Fuel surcharge	—	—	30,174	318	—	30,492

Total operating revenues	—	—	616,345	5,670	—	622,015
Operating expenses:
Purchased transportation	—	—	419,932	633	—	420,565
Compensation	—	—	57,070	1,632	—	58,702
Fuel, supplies and maintenance	—	—	31,828	1,652	—	33,480
Depreciation and amortization	—	—	21,289	1,204	—	22,493
Selling and administrative	—	—	24,336	717	—	25,053
Insurance claims	—	—	22,635	158	—	22,793
Impairment on property, plant & equipment	—	—	2,536	387	—	2,923
PPI professional fees	—	—	8,314	—	—	8,314
Other operating expenses	—	—	11,342	1,286	—	12,628

Operating income	—	—	17,063	(1,999)	—	15,064
Interest expense	3	22,340	1,358	(1,358)	—	22,343
Other (income)/expense	—	—	785	72	—	857

Income (loss) before taxes	(3)	(22,340)	14,920	(713)	—	(8,136)
Income taxes provision (benefit)	—	(6,958)	8,484	895	—	2,421
Equity in (loss) earnings of subsidiaries	(10,554)	4,828	—	—	5,726	—

Net income (loss)	$(10,557)	$(10,554)	$6,436	$(1,608)	$5,726	$(10,557)

Quality Distribution, Inc. and Subsidiaries - Draft

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2003

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$472,358	$7,361	$—	$479,719
Other service revenue	—	—	69,181	929	—	70,110
Fuel surcharge	—	—	15,211	400	—	15,611

Total operating revenues	—	—	556,750	8,690	—	565,440
Operating expenses:
Purchased transportation	—	—	359,065	1,238	—	360,303
Compensation	—	—	58,019	2,641	—	60,660
Fuel, supplies and maintenance	—	—	32,568	2,344	—	34,912
Depreciation and amortization	—	—	26,890	1,619	—	28,509
Selling and administrative	—	—	15,657	219	—	15,876
Insurance claims	—	—	31,973	236	—	32,209
Other operating expenses	—	—	13,702	475	—	14,177

Operating income	—	—	18,876	(82)	—	18,794
Interest expense	64,241	25,543	—	295	—	90,079
Gain on debt extinguishment	(721)	(4,012)	—	—	—	(4,733)
Other income	—	—	656	(7)	—	649

Income (loss) before taxes	(63,520)	(21,531)	18,220	(370)	—	(67,201)
Income taxes provision (benefit)	—	(7,058)	6,770	189	—	(99)
Equity in earnings (loss) of subsidiaries	(3,582)	10,891	—	—	(7,309)	—

Net income (loss)	$(67,102)	$(3,582)	$11,450	$(559)	$(7,309)	$(67,102)

Quality Distribution, Inc. and Subsidiaries - Draft

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Consolidating Statement of Operations

For the Year Ended December 31, 2002

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$434,466	$7,401	$—	$441,867
Other service revenue	—	—	68,065	797	—	68,862
Fuel surcharge	—	—	5,674	357	—	6,031

Total operating revenues	—	—	508,205	8,555	—	516,760
Operating expenses:
Purchased transportation	—	—	300,694	1,227	—	301,921
Compensation	—	—	66,408	2,956	—	69,364
Fuel, supplies and maintenance	—	—	37,856	1,699	—	39,555
Depreciation and amortization	—	—	30,185	1,638	—	31,823
Selling and administrative	—	—	16,766	228	—	16,994
Insurance claims	—	—	18,240	187	—	18,427
Other operating expenses	—	—	15,918	360	—	16,278

Operating income	—	—	22,138	260	—	22,398
Interest expense	718	43,082	—	247	—	44,047
Other expense (income)	—	(120)	129	(3)	—	6

Income (loss) before taxes	(718)	(42,962)	22,009	16	—	(21,655)
Income taxes	—	(10,346)	11,215	574	—	1,443
Equity in earnings (loss) of subsidiaries	(49,278)	(16,662)	—	—	65,940	—

Income (loss) from continuing operations	(49,996)	(49,278)	10,794	(558)	65,940	(23,098)
Discontinued operations:
Loss from operation and disposal of discontinued division, net of tax	—	—	—	(2,913)	—	(2,913)

Income (loss) before cumulative effect of a change in accounting principle	(49,996)	(49,278)	10,794	(3,471)	65,940	(26,011)
Cumulative effect of change in accounting principle, net of tax	—	—	(23,985)	—	—	(23,985)

Net loss	$(49,996)	$(49,278)	$(13,191)	$(3,471)	$65,940	$(49,996)

Quality Distribution, Inc. and Subsidiaries - Draft

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Condensed Consolidating Balance Sheet, December 31, 2004

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$730	$1,970	—	$2,700
Accounts receivable, net	—	—	100,755	81	—	100,836
Current maturities of notes receivable from affiliates	—	—	839	—	—	839
Prepaid expenses	—	—	4,845	—	—	4,845
Prepaid tires	—	—	7,446	52	—	7,498
Other	—	—	2,071	—	—	2,071

Total current assets	—	—	116,686	2,103	—	118,789
Property and equipment, net	—	—	114,120	2,420	—	116,540
Assets held-for-sale			1,170			1,170
Goodwill, net	—	—	131,363	—	—	131,363
Intangible, net	—	—	1,371	—	—	1,371
Notes receivable from affiliates	—	—	402	—	—	402
Investment in subsidiaries	(20,803)	142,297	—	—	(121,494)	—
Other assets	—	100,000	9,663	—	(100,000)	9,663

	$(20,803)	$242,297	$374,775	$4,523	$(221,494)	$379,298

LIABILITIES, MINORITY INTEREST, STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Accounts payable	—	—	14,504	4	—	14,508
Intercompany	13,297	(13,450)	3,563	(3,410)	—	—
Affiliates and owner-operators payable	—	—	9,985	(2)	—	9,983
Accrued expenses	—	—	77,784	139	—	77,923
Income taxes payable	—	—	1,158	1,393	—	2,551

Total current liabilities	13,297	(12,050)	106,994	(1,876)	—	106,365
Long-term indebtedness, less current maturities	—	275,150	—	—	—	275,150
Environmental liabilities	—	—	14,415	—	—	14,415
Other non-current liabilities	—	—	114,463	—	(100,000)	14,463
Deferred liability tax	—	—	—	1,172	—	1,172

Total liabilities	13,297	263,100	235,872	(704)	(100,000)	411,565

Minority interest in subsidiaries	—	—	1,833	—	—	1,833
Stockholders’ equity:
Common stock and additional paid-in capital	357,777	186,570	94,090	7,629	(288,289)	357,777
Treasury stock	(1,326)	—	—	—	—	(1,326)
(Accumulated deficit)/retained earnings	(180,271)	12,977	60,884	(2,209)	(71,652)	(180,271)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(18,042)	(30,761)	(17,904)	(138)	48,803	(18,042)
Stock purchase warrants	73	—	—	—	—	73
Unearned compensation, restricted stock	(1,077)	—	—	—	—	(1,077)
Stock subscription receivable	(1,645)	—	—	—	—	(1,645)

Total stockholders’ equity (deficit)	(34,100)	(20,803)	137,070	5,227	(121,494)	(34,100)

	$(20,803)	$242,297	$374,775	$4,523	$(221,494)	$379,298

Quality Distribution, Inc. and Subsidiaries - Draft

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Condensed Consolidating Balance Sheet, December 31, 2003

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$705	$250	—	$955
Accounts receivable, net	—	—	78,047	(15)	—	78,032
Current maturities of notes receivable from affiliates	—	—	676	—	—	676
Prepaid expenses	—	—	3,474	92	—	3,566
Prepaid tires	—	—	7,812	166	—	7,978
Other	—	—	1,994	61	—	2,055

Total current assets	—	—	92,708	554	—	93,262
Property and equipment, net	—	—	131,381	6,580	—	137,961
Goodwill, net	—	—	131,232	—	—	131,232
Intangible, net	—	—	1,402	—	—	1,402
Notes receivable from affiliates	—	—	651	—	—	651
Investment in subsidiaries	(4,480)	153,838	—	—	(149,358)	—
Other assets	—	100,000	9,867	4	(100,000)	9,871

	$(4,480)	$253,838	$367,241	$7,138	$(249,358)	$374,379

LIABILITIES, MINORITY INTEREST, STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$5,000	$1,759	$—	$—	$—	$6,759
Accounts payable	—	—	13,988	—	—	13,988
Intercompany	11,191	(16,191)	14,543	(9,543)	—	—
Affiliates and owner-operators payable	—	—	7,312	7	—	7,319
Accrued expenses	—	—	56,818	112	—	56,930
Income taxes payable	—	—	(299)	817	—	518

Total current liabilities	16,191	(14,432)	92,362	(8,607)	—	85,514
Long-term indebtedness, less current maturities	—	272,750	—	—	—	272,750
Environmental liabilities	—	—	19,689	—	—	19,689
Other non-current liabilities	—	—	113,712	—	(100,000)	13,712
Deferred liability tax	—	—	(1,480)	3,032	—	1,552

Total liabilities	16,191	258,318	224,283	(5,575)	(100,000)	393,217

Minority interest in subsidiaries	—	—	1,833	—	—	1,833
Stockholders’ equity:
Common stock and additional paid-in capital	357,580	176,122	99,463	15,127	(290,712)	357,580
Treasury stock	(1,258)	—	—	—	—	(1,258)
(Accumulated deficit)/retained earnings	(169,569)	23,676	54,593	(601)	(77,668)	(169,569)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(14,689)	(14,689)	(12,931)	(1,758)	29,378	(14,689)
Stock purchase warrants	86	—	—	—	—	86
Unearned compensation, restricted stock	(1,502)	—	—	—	—	(1,502)
Stock subscription receivable	(1,730)	—	—	—	—	(1,730)

Total stockholders’ equity (deficit)	(20,671)	(4,480)	141,125	12,713	(149,358)	(20,671)

	$(4,480)	$253,838	$367,241	$7,138	$(249,358)	$374,379

Quality Distribution, Inc. and Subsidiaries - Draft

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2004

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,557)	$(10,554)	6,436	(1,608)	$5,726	$(10,557)
Adjustments for non-cash charges	17,663	12,495	5,760	2,670	(5,726)	32,862
Changes in assets and liabilities	—	—	(12,089)	5,251	—	(6,838)

Net cash provided by operating activities	7,106	1,941	107	6,313	—	15,467

Cash flows from investing activities:
Capital expenditures	—	—	(9,876)	(40)	—	(9,916)
Acquisition of tank wash facility
Acquisition of assets	—	—	(781)	—	—	(781)
Proceeds from sales of property and equipment	—	—	1,652	1,442	—	3,094
Other	—	—	—	—	—	—

Net cash used in investing activities	—	—	(9,005)	1,402	—	(7,603)

Cash flows from financing activities:
Net proceeds on revolver	—	3,800	—	—	—	3,800
Payment of debt obligations	(5,000)	(1,759)	—	—	—	(6,759)
Deferred financing fees	—	(1,241)	—	—	—	(1,241)
Other	—	—	(1,870)	—	—	(1,870)
Net change in intercompany balances	(2,106)	(2,741)	10,980	(6,133)	—	—

Net cash used in financing activities	(7,106)	(1,941)	9,110	(6,133)	—	(6,070)

Net increase in cash	—	—	212	1,582	—	1,794
Effect of exchange rate changes on cash	—	—	(187)	138	—	(49)
Cash, beginning of period	—	—	705	250	—	955

Cash, end of period	$—	$—	$730	$1,970	$—	$2,700

Quality Distribution, Inc. and Subsidiaries - Draft

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2003

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(67,102)	$(3,582)	11,450	(559)	$(7,309)	$(67,102)
Adjustments for non-cash charges	67,102	3,582	13,202	2,147	7,309	93,342
Changes in assets and liabilities	—	—	(734)	(8,157)	—	(8,891)

Net cash provided by operating activities	—	—	23,918	(6,569)	—	17,349

Cash flows from investing activities:
Capital expenditures	—	—	(8,168)	(724)	—	(8,892)
Acquisition of competitor’s line of business	—	—	(6,100)	—	—	(6,100)
Proceeds from sales of property and equipment	—	—	1,664	947	—	2,611
Other	—	—	—	—	—	—

Net cash used in investing activities	—	—	(12,604)	223	—	(12,381)

Cash flows from financing activities:
Net payments on revolver		(14,730)	—		—	(14,730)
Proceeds from issuance of long-term debt		264,650	—		—	264,650
Payment of debt obligations	(14,846)	(343,626)		(3,730)	—	(362,202)
Deferred financing fees	—	(12,923)	—	—	—	(12,923)
Net proceeds from stock issuance	120,638	—	—	—	—	120,638
Other stock transactions		(22)	—	—	—	(22)
Other			(144)	—	—	(144)
Net change in intercompany balances	(105,792)	106,651	(11,648)	10,789	—	—

Net cash used in financing activities	—	—	(11,792)	7,059	—	(4,733)

Net increase in cash	—	—	(478)	713	—	235
Effect of exchange rate changes on cash	—	—	899	(840)	—	59
Cash, beginning of period	—	—	284	377	—	661

Cash, end of period	$—	$—	$705	$250	—	$955

Quality Distribution, Inc. and Subsidiaries - Draft

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003, 2002

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2002

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(49,996)	$(49,278)	$(13,191)	$(3,471)	$65,940	$(49,996)
Adjustments for non-cash charges	49,996	49,278	44,657	1,014	(65,940)	79,005
Changes in assets and liabilities	—	—	(4,794)	1,617	—	(3,177)

Net cash provided by (used in) operating activities	—	—	26,672	(840)	—	25,832

Cash flows from investing activities:
Capital expenditures	—	—	(15,282)	(4)	—	(15,286)
Proceeds from asset dispositions	—	—	7,242	875	—	8,117

Net cash provided by (used in) investing activities	—	—	(8,040)	871	—	(7,169)

Cash flows from financing activities:
Capital contribution	—	10,000	—	—	—	10,000
Payment of debt obligations	—	(17,484)	—	—	—	(17,484)
Exchange offer fees	—	(5,501)	—	—	—	(5,501)
Stock transactions	—	(1,032)	—	—	—	(1,032)
Other	—	—	(6,025)	44	—	(5,981)
Net change in intercompany balances	—	14,017	(14,017)	—	—	—

Net cash provided by (used in) financing activities	—	—	(20,042)	44	—	(19,998)

Net increase (decrease) in cash	—	—	(1,410)	75	—	(1,335)
Effect of exchange rate changes on cash	—	—	(216)	—	—	(216)
Cash, beginning of period	—	—	1,910	302	—	2,212

Cash, end of period	$—	$—	$284	$377	$—	$661

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Quality Distribution, Inc. dated November 5, 2003. Incorporated herein by reference to Exhibit No. 3.1 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

3.2	Amended and Restated Bylaws of Quality Distribution. Inc. dated November 5, 2003. Incorporated herein by reference to Exhibit No. 3.2 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

4.1	Credit Agreement, dated as of November 13, 2003, between Quality Distribution, Inc., Quality Distribution, LLC, the lenders party thereto and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.2	Security Agreement dated as of November 13, 2003, among Quality Distribution, LLC, various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as collateral agent. Incorporated herein by reference to Exhibit 4.2 to Quality Distribution, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.3	U. S. Pledge Agreement dated as of November 13, 2003, among Quality Distribution, LLC, various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as collateral agent and pledgee. Incorporated herein by reference to Exhibit 4.3 to Quality Distribution, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.4	Subsidiaries Guaranty dated as of November 13, 2003, among various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 4.4 to Quality Distribution, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.5	Indenture, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the Guarantors named therein and The Bank of New York as Trustee. Incorporated herein by reference to Exhibit 4.5 to Quality Distribution, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.6	Form of Exchange Note for Quality Distribution, LLC’s 9% Senior Subordinated Notes due 2010 (included as Exhibit B to Exhibit 4.5).

4.7	Registration Rights Agreement, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the subsidiaries of Quality Distribution, LLC set forth on Annex I thereto and The Bank of New York. Incorporated herein by reference to Exhibit 4.7 to Quality Distribution, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.8	Indenture, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, the Guarantors named therein and The Bank of New York Trust Company, N.A. as Trustee. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

4.9	Form of Exchange Note (included as Exhibit B to Exhibit 4.8) for Quality Distribution, LLC’s Senior Floating Rate Note due 2012.

4.10	Registration Rights Agreement, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, and the subsidiaries of Quality Distribution, LLC set forth on Annex I thereto. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

10.1	Amended and Restated Shareholders’ Agreement, dated as of February 10, 1998, among MTL, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 4.13 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.2	Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated herein by reference to Exhibit No. 4.14 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.3	Amendment No. 1, dated as of April 2, 2002, to the Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated herein by reference to Exhibit No. 10.3 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.4	Second Amended and Restated Registration Rights Agreement, dated as of August 28, 1998, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., QDI and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 10.4 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.5	Agreement, dated as of May 30, 2002, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., QDI and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 10.5 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.6	1998 Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.1 to Quality Distribution, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 (Registration No. 333-66711).

10.7 #	Employment Agreement, dated November 8, 1999, between Quality Distribution, Inc. and Thomas L. Finkbiner. Incorporated herein by reference to Exhibit No. 10.3 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002

10.8 #	Employment Agreement, dated June 3, 2004, between Quality Distribution, Inc. and Virgil T. Leslie. Incorporated herein by reference to Exhibit No. 10.1 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.

10.9 #	Employment Agreement, dated June 23, 1998, between Quality Distribution, Inc. and Dennis R. Copeland. Incorporated herein by reference to Exhibit No. 10.7 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.10 #	Promissory Note, dated November 8, 1999, issued by Thomas L. Finkbiner to Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.14 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.11 #	Pledge Agreement, dated November 8, 1999, between Thomas L. Finkbiner and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.15 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.12 #	Stock Option Agreement, dated November 8, 1999, between Thomas L. Finkbiner and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.16 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.13	Limited Recourse Secured Promissory Note, dated June 9, 1998, issued by Marvin Sexton to Quality Distribution, Inc. and corresponding pledge agreement. Incorporated herein by reference to Exhibit No. 10.11 to Quality Distribution, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 (Registration No. 333-66711).

10.14	Contribution Agreement dated May 30, 2002, between Quality Distribution, LLC and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.26 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.15	Lock-Up Agreement, dated as of April 10, 2002, and Amendment No. 1 thereto dated as of May 30, 2002, among Quality Distribution, Inc., ARES Leveraged Investment Fund, L.P. and ARES Leveraged Investment Fund II, L.P. Incorporated herein by reference to Exhibit No. 10.27 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.16	Lock-Up and Purchase Agreement, dated as of April 10, 2002, among Quality Distribution, Inc., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P. and Apollo (U.K.) Partners III, L.P. Incorporated herein by reference to Exhibit No. 10.28 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.17	Lock-up Agreement, dated as of April 10, 2002, among Quality Distribution, Inc. and the members of management listed on the signature page thereto. Incorporated herein by reference to Exhibit No. 10.29 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.18 #	Employment Agreement dated June 23, 1998 between Quality Distribution, Inc. and Michael A. Grimm. Incorporated herein by reference to Exhibit No. 10.30 to Quality Distribution, LLC’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2003.

10.19 #	Amendment, dated May 30, 2003, to Employment Agreement dated June 23, 1998 between Quality Distribution, Inc. and Michael A. Grimm. Incorporated herein by reference to Exhibit 10.29 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003 (Registration No. 333-108344).

10.20 #	Employment Agreement dated March 21, 2004 between Quality Distribution, Inc. and Keith J. Margelowsky. Incorporated by reference to Exhibit 10.20 to Quality Distribution, LLC’s Amendment No. 4 to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 2, 2005 (Registration No. 333-114485).

10.21 #	Employment Agreement dated February 5, 2003 between Quality Distribution, Inc. and Samuel M. Hensley. Incorporated herein by reference to Exhibit No. 10.32 to Quality Distribution, LLC’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2003.

10.22	Warrant Agreement (including form of warrant certificate), dated as of May 30, 2002, between Quality Distribution, Inc. and The Bank of New York. Incorporated herein by reference to Exhibit 10.32 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003 (Registration No. 333-108344).

10.23 #	2003 Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 10.33 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.24 #	Form of Stock Option Agreement Under Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.34 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.25 #	2003 Restricted Stock Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 10.35 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.26 #	Form of Restricted Award Agreement Under Restricted Stock Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.36 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.27 #	Employment Agreement dated August 3, 2004 between Quality Distribution, Inc. and Robert J. Millstone. Incorporated by reference to Exhibit 10.27 to Quality Distribution, LLC’s Amendment No. 3 to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 21, 2004 (Registration No. 333-114485).

10.28 #	Term sheet dated September 14, 2004 entered into by Quality Distribution, Inc. with respect to Richard B. Marchese’s employment. Incorporated herein by reference to Exhibit 99.2 to Quality Distribution, Inc.’s Current Report on Form 8-K on September 14, 2004.

10.29 #	Employment Agreement dated November 3, 2004 between Quality Distribution, Inc. and Gary Enzor. Incorporated herein by reference to Exhibit 99.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 8, 2004.

10.30 #	Employment Agreement dated November 4, 2004 between Quality Distribution, Inc. and Timothy Page. Incorporated herein by reference to Exhibit 99.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 8, 2004.

10.31	Summary of the terms of the Quality Distribution, Inc. 2005 Compensation Bonus Plan. Incorporated herein by reference to Exhibit 99.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 7, 2005.

10.32	First Amendment and Consent to Credit Agreement and Intercompany Subordination Agreement, dated as of January 20, 2005, between Quality Distribution, Inc., Quality Distribution, LLC, various subsidiaries of Quality Distribution, LLC, the lenders party thereto and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

21.1	Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit No. 21.1 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 6, 2003 (Registration No. 333-108344).

24 *	Powers of Attorney.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13(a) – 14(a).

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Document is filed with this Form 10-K
#	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b)