Form 10-K/A
period 2004-12-31
QUALITY DISTRIBUTION INC
filed 2005-05-02
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No.1)

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

Explanatory Note:

This amendment is being filed to include the entirety of Part II, Item 9A, as amended, in this Form 10-K/A, the integrated opinion on the audit of the financial statements and internal control over financial reporting from PricewaterhouseCoopers LLP, a paragraph concerning our projected benefit obligation in the Critical Accounting Policies included in Part II, Item 7, and new Exhibits 31.1, 31.2, 32.1 and 32.2, dated the date of the filing of this Form 10-K/A. We have also added exhibits 10.33 and 10.34 for two deferred compensation plans.

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

The following table shows the age of trailers and tractors we managed as of December 31, 2004. All numbers are approximated as of such date:

TRAILERS (1,2)	LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	11~15 YEARS	16~20 YEARS	GREATER THAN 20 YEARS	TOTAL
Company	1	168	1,738	784	1,690	1,313	5,694
Company—held-for-sale	3	—	35	62	140	414	654
Affiliate	67	167	500	192	168	289	1,383
Owner Operator	—	—	3	2	2	4	11
Shipper Owned	24	64	41	52	54	54	289

Total	95	399	2,317	1,092	2,054	2,074	8,031

TRACTORS (1)	LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	11~15 YEARS	16~20 YEARS	GREATER THAN 20 YEARS	TOTAL
Company	132	274	247	42	13	6	714
Affiliate	289	480	379	80	13	2	1,243
Owner Operator	121	357	850	202	51	12	1,593

Total	542	1,111	1,476	324	77	20	3,550

(1)	Age based upon original date of manufacture; tractor/trailer may be substantially refurbished or re-manufactured.
(2)	During the fourth quarter, we conducted a review of our fleet requirements. As a result of that review, we have determined that there are a group of trailers which are in excess of our needs and which have been classified as held-for-sale. We believe the sale of such trailers will generate cash. We incurred a non-cash, pre-tax charge for impairment under the held-for-sale model, of approximately $2.5 million during the fourth quarter of 2004 and a $0.4 million impairment in the fourth quarter of 2004 for trailers not being utilized in our Mexican operations.

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

	YEAR ENDED DECEMBER 31
	2004	2003	2002	2001	2000
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operation Data
Operating revenues	$622,015	$565,440	$516,760	$509,522	$555,816
Operating expenses:
Purchased transportation (1)	420,565	360,303	301,921	298,688	320,943
Depreciation and amortization (2)	22,493	28,509	31,823	33,410	35,281
Other operating expenses	163,893	157,834	160,618	152,431	170,591

Operating income (3)	15,064	18,794	22,398	24,993	29,001
Interest expense, net	22,343	29,984	33,970	40,389	40,605
Transaction fees	—	700	10,077	—	—
Interest expense, preferred stock conversion	—	59,395	—	—	—
Gain on debt extinguishment	—	(4,733)	—	—	—
Other expense (income)	857	649	6	(143)	(393)

Loss before taxes	(8,136)	(67,201)	(21,655)	(15,253)	(11,211)
Provision (benefit) for income taxes (4)	2,421	(99)	1,443	1,135	31,225

Loss from continuing operations, before discontinued operations and cumulative change in accounting principle	(10,557)	(67,102)	(23,098)	(16,388)	(42,436)
Income (loss) from discontinued operations, net of tax	—	—	(2,913)	(359)	56
Cumulative effect of a change in accounting principle (5)	—	—	(23,985)	—	—

Net loss	(10,557)	(67,102)	(49,996)	(16,747)	(42,380)
Preferred stock dividends and accretions	(145)	(4,540)	(6,021)	(2,762)	(1,745)

Net loss attributable to common stockholders	$(10,702)	$(71,642)	$(56,017)	$(19,509)	$(44,125)

Loss from continuing operations per share (6)
Basic	$(0.57)	$(12.51)	$(8.64)	$(5.59)	$(12.89)
Diluted	(0.57)	(12.51)	(8.64)	(5.59)	(12.89)
Weighted average common shares outstanding
Basic	18,910,000	5,729,000	3,369,000	3,422,000	3,427,000
Diluted	18,910,000	5,729,000	3,369,000	3,422,000	3,427,000

	YEAR ENDED DECEMBER 31
	2004	2003	2002	2001	2000
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Other Data
Net cash provided by operating activities	$15,467	$17,349	$25,832	$7,468	$41,282
Net cash used in investing activities	(7,603)	(12,381)	(7,169)	(34,936)	(18,721)
Net cash (used in) provided by financing activities	(6,070)	(4,733)	(19,998)	27,263	(20,171)
Number of terminals at end of period	166	164	153	148	152
Number of trailers operated at end of period	7,377	8,253	7,565	7,737	7,526
Number of tractors operated at end of period	3,550	3,473	3,363	3,394	3,491

Balance Sheet Data at Period End:
Working capital	$12,424	$7,748	$13,804	$32,482	$37,223
Total assets	379,298	374,379	381,586	445,243	452,480
Total indebtedness, including current maturities	276,550	279,509	397,613	443,856	416,939
Redeemable securities (7)	—	—	62,675	17,092	15,092
Cash dividends declared (and paid) per common share	—	—	—	—	—
Stockholders’ deficit	(34,100)	(20,671)	(200,709)	(140,152)	(112,264)

(1)	Does not include purchased transportation from discontinued operations of $1.4 million and $1.7 million in 2001 and 2000, respectively.
(2)	Does not include depreciation and amortization from discontinued operations of $1.7 million and $1.8 million in 2001 and 2000, respectively.
(3)	For the years ended December 31, 2003, 2002, 2001 and 2000, operating income includes charges of $3.0 million, $4.1 million, $3.4 million and $9.9 million, respectively, relating to expenses or losses attributable to our operations prior to the 1998 acquisition of CLC for insurance claims and restructuring charges.
(4)	The provision for income taxes for the year ended December 31, 2000 includes the establishment of a valuation reserve of $32.6 million, which was a non-cash charge.
(5)	Adoption of SFAS Statement 142, “Goodwill and Other Intangible Assets,” resulted in a $24.0 million non-cash impairment loss related to goodwill as a cumulative effect of a change in accounting principle.
(6)	Loss from continuing operations per share and weighted average common shares outstanding for all periods presented gives effect to the 1.7 for 1 stock split effected on November 4, 2003.
(7)	Redeemable securities of QDI on a consolidated basis consisted of $51.0 million of mandatorily redeemable preferred stock and accrued dividends on this stock of $11.9 million at December 31, 2002 and are net of $0.2 million in shareholder loans.

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

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. At December 31, 2004, our projected benefit obligation (“PBO”) was $50.3 million. Our projected 2005 net periodic pension expense was $1.2 million. A 1.0% decrease in our assumed discount rate to 4.5% would increase our PBO to $56.2 million and increase our 2005 net periodic pension expense to $1.5 million. A 1.0% increase in our assumed discount rate to 6.5% would decrease our PBO to $45.2 million and decrease our 2005 net periodic pension expense to $1.0 million. A 1.0% decrease in our assumed rate of return to 6.5% would not change our PBO and would increase our 2005 net periodic pension expense to $1.6 million. A 1.0% increase in our assumed rate of return to 8.5% would not change our PBO and would decrease our 2005 net periodic pension expense to $0.9 million.

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

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2004	2003	2002
OPERATING REVENUES:
Transportation	83.7%	84.8%	85.5%
Other service revenue	11.4	12.4	13.3
Fuel surcharge	4.9	2.8	1.2

Total operating revenues	100.0	100.0	100.0
OPERATING EXPENSES:
Purchased transportation	67.6	63.7	58.4
Compensation	9.4	10.7	13.4
Fuel, supplies and maintenance	5.4	6.2	7.7
Depreciation and amortization	3.6	5.1	6.2
Selling and administrative	4.0	2.8	3.3
Insurance claims	3.7	5.7	3.6
Taxes and licenses	0.5	0.8	0.8
Communication and utilities	1.1	1.2	1.5
Loss on disposal of property and equipment	0.4	—	—
Impairment on property and equipment	0.5	—	—
CLC expenses	—	0.4	0.4
PPI class action settlement and relisted expenses	1.4	—	—
Restructuring charges	—	0.1	0.4

Total operating expenses	97.6	96.7	95.7

Operating income	2.4	3.3	4.3

Interest expense, net	(3.6)	(5.3)	(6.6)
Interest expense, transaction fees	—	(0.1)	(1.9)
Interest expense, preferred stock conversion	—	(10.5)	—
Gain on early debt extinguishment	—	0.8	—
Other (expense)	(0.1)	(0.1)	—

Loss before income taxes	(1.3)	(11.9)	(4.2)
(Provision) benefit for income taxes	(0.4)	—	(0.3)

Loss from continuing operations	(1.7)	(11.9)	(4.5)

The following table sets forth for the periods indicated the number of terminals, tractors and trailers utilized in our business:

	2004	2003	2002
Terminals	166	164	153
Tractors	3,550	3,473	3,363
Trailers	7,377	8,253	7,565
Trailers—Held-for-Sale	654	—	—

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

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at December 31, 2004, over the periods we expect them to be paid (dollars in thousands):

	TOTAL	LESS THAN 1 YEAR	1–3 YEARS	3–5 YEARS	AFTER 5 YEARS
Operating leases (1)	$11,535	$4,687	$4,550	$1,077	$1,221
Unconditional purchase commitment (2)	3,095	3,095	—	—	—
Total indebtedness	276,550	1,400	10,300	139,850	125,000
Interest on indebtedness (3)	116,742	21,575	42,453	40,604	12,110

Total	$407,922	$30,757	$57,303	$181,531	$138,331

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases. See Note 20 of the “Note to the Consolidated Financial Statements.”
(2)	These obligations represent firm purchase commitments for the purchase of trailers.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2004 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of December 31, 2004 will remain in effect until maturity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and our chief financial officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures; as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and our principal accounting officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2004, because of the material weaknesses discussed below. Due to the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the principal executive and financial officers, and effected by the board of directors and management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004:

(i)

As of December 31, 2004, the Company did not maintain effective controls over the accuracy of cash on deposit with our insurers. Specifically, refundable insurance deposits were incorrectly recorded as prepaid assets and amortized as an operating expense. This control deficiency resulted in audit adjustments to the Company’s 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of cash on deposit with insurers that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(ii)	As of December 31, 2004, the Company did not maintain effective controls over the accuracy of self-insurance reserves and the related provisions. Specifically, the Company did not have an effective control to calculate self-insurance obligations. This control deficiency resulted in audit adjustments to self-insurance reserves and the related provisions in the Company’s 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of self-insurance reserves and the related provisions that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(iii)	As of December 31, 2004, the Company did not maintain effective controls over the completeness and accuracy of the reconciliation of intercompany transactions and balances. Specifically, the company did not reconcile intercompany balances that resulted from transactions with and between our subsidiaries. This control deficiency did not result in a misstatement to the Company’s consolidated annual or interim financial statements for 2004; however, this control deficiency could result in the misstatement of transportation revenue, other service revenue, fuel supplies and maintenance and other operating revenues and expenses that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(iv)	As of December 31, 2004, we did not maintain effective control over the acquisition or disposal of property and equipment and the related gains and losses and depreciation expense. This control deficiency impacts our ability to ensure the existence of, and our ownership of, property and equipment recorded in our consolidated financial statements. This control deficiency did not result in a misstatement to the Company’s consolidated annual or interim financial statements for 2004; however, this control deficiency could result in a misstatement of property and equipment and the related gains and losses and depreciation expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses discussed above, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in the Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

The material weaknesses described above resulted in changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004. The material weaknesses have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weakness

We are in the process of developing a plan to remediate the material weaknesses in our internal control over financial reporting discussed above. Several elements of our remediation plan can only be accomplished over time. In connection with our remedial efforts, we plan to hire four additional professionals to strengthen our accounting function by the end of second quarter 2005. These professionals would all be located at our headquarters. Additionally, we expect to identify, install, and test new accounting software in 2005 with an early 2006 implementation.

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

EQUITY COMPENSATION PLAN INFORMATION

We maintain three equity-based compensation plans—the 1998 Stock Option Plan, the 2003 Stock Option Plan and the 2003 Restricted Incentive Stock Plan. The 2003 Stock Option Plan and the 2003 Restricted Incentive Stock Plan have each been approved by our stockholders. The following table sets forth the number of shares of our common stock subject to outstanding options and rights under these plans, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants under these plans as of December 31, 2004 (in thousands, except exercise price):

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

QUALITY DISTRIBUTION, INC.

May 2, 2005	/S/ THOMAS L. FINKBINER
THOMAS L. FINKBINER, PRESIDENT AND CHIEF EXECUTIVE OFFICER (DULY AUTHORIZED OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE
May 2, 2005	/s/ Thomas L. Finkbiner Thomas L. Finkbiner	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

May 2, 2005	/s/ Timothy B. Page Timothy B. Page	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

May 2, 2005	* Marc E. Becker	Director

May 2, 2005	* Joshua J. Harris	Director

May 2, 2005	* Anthony R. Ignaczak	Director

May 2, 2005	* Richard B. Marchese	Director

May 2, 2005	* Donald C. Orris	Director

May 2, 2005	* Eric L. Press	Director

May 2, 2005	* Marc J. Rowan	Director

May 2, 2005	* Alan H. Schumacher	Director

May 2, 2005	* Michael D. Weiner	Director

*By:	/s/ Thomas L. Finkbiner
Thomas L. Finkbiner Attorney-in-fact

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Quality Distribution Inc.:

We have completed an integrated audit of Quality Distribution Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quality Distribution, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Quality Distribution Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over refundable insurance deposits, self-insurance reserves, intercompany accounts or property and equipment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

(i)	As of December 31, 2004, the Company did not maintain effective controls over the accuracy of cash on deposit with its insurers. Specifically, refundable insurance deposits were incorrectly recorded as prepaid assets and amortized as an operating expense. This control deficiency resulted in audit adjustments to the Company’s 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of cash on deposit with insurers that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(ii)	As of December 31, 2004, the Company did not maintain effective controls over the accuracy of self-insurance reserves and the related provisions. Specifically, the Company did not have an effective control to calculate self-insurance obligations. This control deficiency resulted in audit adjustments to self-insurance reserves and the related provisions in the Company’s 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of self-insurance reserves and the related provisions that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(iii)	As of December 31, 2004, the Company did not maintain effective controls over the completeness and accuracy of the reconciliation of intercompany transactions and balances. Specifically, the company did not reconcile intercompany balances that resulted from transactions with and between its subsidiaries. This control deficiency did not result in a misstatement to the Company’s consolidated annual or interim financial statements for 2004; however, this control deficiency could result in the misstatement of transportation revenue, other service revenue, fuel supplies and maintenance and other operating revenues and expenses that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(iv)

As of December 31, 2004, the Company did not maintain effective control over the acquisition or disposal of property and equipment and the related gains and losses and depreciation expense. This control deficiency impacts the Company’s ability to ensure the existence of, and its ownership of, property and equipment recorded in its consolidated financial statements. This control deficiency did not result in a misstatement to the Company’s consolidated annual or interim financial statements for

2004; however, this control deficiency could result in a misstatement of property and equipment and the related gains and losses and depreciation expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Quality Distribution Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Quality Distribution Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PRICEWATERHOUSECOOPERS LLP
Tampa, Florida PricewaterhouseCoopers LLP

March 31, 2005 with respect to our opinion
relating to the consolidated financial statements
and May 2, 2005 with respect to our
opinions relating to internal control over
financial reporting

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

Had compensation cost been determined based upon the fair value at the grant date for awards under the option plans consistent with the method described in SFAS 123, our net loss and loss per common share would have been as follows for the years ended December 31:

	2004	2003	2002
Net loss attributable to common stockholders (in thousands):
As reported	$(10,702)	$(71,642)	$(56,017)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of $0 related tax effects	(2,324)	(167)	(318)
Add: Restricted stock compensation expense included in net income (loss) attributable to common stockholders as reported	609	—	—

Pro forma	$(12,417)	$(71,809)	$(56,335)

Weighted average number of shares (in thousands)—basic	18,910	5,729	3,369
Weighted average number of shares (in thousands)—diluted	18,910	5,729	3,369

Loss per common share:
As reported—basic	$(0.57)	$(12.51)	$(16.63)
Pro forma—basic	$(0.66)	$(12.53)	$(16.72)
As reported—diluted	$(0.57)	$(12.51)	$(16.63)
Pro forma—diluted	$(0.66)	$(12.53)	$(16.72)

Due to the issuance of stock options, representing 200,000 shares to an executive who started with us, we recognized $6,200 of compensation expense for the year ending December 31, 2004 and will recognize approximately $125,000 in compensation expense for each of the subsequent four more years.

Other Assets—Deferred Loan Costs

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

8. SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
2004
Operating revenues	$151,185	$157,429	$158,410	$154,991
Operating income (loss)	6,246	(2,210)	9,066	1,962
Net income (loss)	962	(7,862)	2,751	(6,408)
Income (loss) per share—basic	0.05	(0.42)	0.15	(0.35)
Income (loss) per share—diluted	0.05	(0.42)	0.14	(0.35)

2003
Operating revenues	$137,015	$143,632	$145,396	$139,397
Operating income (loss)	8,593	9,541	6,393	(5,733)
Net income (loss)	1,835	2,209	(3,336)	(67,810)
Income (loss) per share—basic	0.55	0.65	(1.00)	(4.95)
Income (loss) per share—diluted	0.51	0.62	(1.00)	(4.95)

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

For the Years Ended December 31, 2004, 2003, 2002

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

9. GEOGRAPHIC SEGMENTS

Our operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004
	U.S.	International	Eliminations	Consolidated
Operating revenues	$577,661	$44,354	$—	$622,015
Operating income	11,327	3,737	—	15,064
Identifiable assets	367,855	11,443	—	379,298
Depreciation and amortization	19,887	2,606	—	22,493
Capital expenditures	10,657	40	—	10,697

	2003
	U.S.	International	Eliminations	Consolidated
Operating revenues	$524,009	$41,431	$—	$565,440
Operating income	13,848	4,946	—	18,794
Identifiable assets	366,868	20,224	(12,713)	374,379
Depreciation and amortization	25,508	3,001	—	28,509
Capital expenditures	14,268	724	—	14,992

	2002
	U.S.	International	Eliminations	Consolidated
Operating revenues	$508,205	$8,555	$—	$516,760
Operating income	22,137	261	—	22,398
Identifiable assets	363,700	31,888	(14,002)	381,586
Depreciation and amortization	30,297	1,526	—	31,823
Capital expenditures	15,221	65	—	15,286

10. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31 (in thousands):

	2004	2003
Trade accounts receivable	$97,079	$80,711
Affiliate and owner-operator receivables	2,087	2,403
Employee receivables	16	91
Insurance receivable—PPI class action settlement	5,875	—
Other receivables	3,007	1,132

	108,064	84,337
Less allowance for doubtful accounts	(7,228)	(6,305)

	$100,836	$78,032

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

The two previously-disclosed class action lawsuits, Meigs v. Quality Distribution, Inc., et al., pending in the United States District Court for the Middle District of Florida, Tampa Division (the “Federal Action”), and Steamfitters Local 449 Pension & Retirement Security Funds v. Quality Distribution, Inc., et al., pending in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida (the “State Action”), were each filed on behalf of a putative class of shareholders who allegedly purchased our common stock traceable to our November 6, 2003 initial public offering.

In exchange for broad releases from all claims that were or could have been asserted by shareholders in respect of QDI shares, and to eliminate the burden and expense of further litigation, we and our primary directors’ and officers’ liability insurer, on behalf of all defendants, have agreed to pay the class $8,150,000, of which $5,875,000 would be paid directly by the insurer and the balance of $2,275,000 would be paid by us. We have also agreed to pay the State Action Plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $600,000. We recorded a pre-tax charge of $2.875 million in the fourth quarter for these settlements. The $8,150,000 and the $600,000 are recorded in “Accrued Expenses” as the PPI class action settlement, (Note 13). The $5,875,000 is recorded in “Accounts Receivable” as Insurance receivable—PPI class action settlement (Note 10).

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

For the Years Ended December 31, 2004, 2003, 2002

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2003, 2002

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2002

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(49,996)	$(49,278)	$(13,191)	$(3,471)	$65,940	$(49,996)
Adjustments for non-cash charges	49,996	49,278	44,657	1,014	(65,940)	79,005
Changes in assets and liabilities	—	—	(4,794)	1,617	—	(3,177)

Net cash provided by (used in) operating activities	—	—	26,672	(840)	—	25,832

Cash flows from investing activities:
Capital expenditures	—	—	(15,282)	(4)	—	(15,286)
Proceeds from asset dispositions	—	—	7,242	875	—	8,117

Net cash provided by (used in) investing activities	—	—	(8,040)	871	—	(7,169)

Cash flows from financing activities:
Capital contribution	—	10,000	—	—	—	10,000
Payment of debt obligations	—	(17,484)	—	—	—	(17,484)
Exchange offer fees	—	(5,501)	—	—	—	(5,501)
Stock transactions	—	(1,032)	—	—	—	(1,032)
Other	—	—	(6,025)	44	—	(5,981)
Net change in intercompany balances	—	14,017	(14,017)	—	—	—

Net cash provided by (used in) financing activities	—	—	(20,042)	44	—	(19,998)

Net increase (decrease) in cash	—	—	(1,410)	75	—	(1,335)
Effect of exchange rate changes on cash	—	—	(216)	—	—	(216)
Cash, beginning of period	—	—	1,910	302	—	2,212

Cash, end of period	$—	$—	$284	$377	$—	$661

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Quality Distribution, Inc. dated November 5, 2003. Incorporated herein by reference to Exhibit No. 3.1 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

3.2	Amended and Restated Bylaws of Quality Distribution. Inc. dated November 5, 2003. Incorporated herein by reference to Exhibit No. 3.2 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

4.1	Credit Agreement, dated as of November 13, 2003, between Quality Distribution, Inc., Quality Distribution, LLC, the lenders party thereto and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.2	Security Agreement dated as of November 13, 2003, among Quality Distribution, LLC, various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as collateral agent. Incorporated herein by reference to Exhibit 4.2 to Quality Distribution, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.3	U. S. Pledge Agreement dated as of November 13, 2003, among Quality Distribution, LLC, various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as collateral agent and pledgee. Incorporated herein by reference to Exhibit 4.3 to Quality Distribution, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.4	Subsidiaries Guaranty dated as of November 13, 2003, among various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 4.4 to Quality Distribution, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.5	Indenture, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the Guarantors named therein and The Bank of New York as Trustee. Incorporated herein by reference to Exhibit 4.5 to Quality Distribution, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.6	Form of Exchange Note for Quality Distribution, LLC’s 9% Senior Subordinated Notes due 2010 (included as Exhibit B to Exhibit 4.5).

4.7	Registration Rights Agreement, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the subsidiaries of Quality Distribution, LLC set forth on Annex I thereto and The Bank of New York. Incorporated herein by reference to Exhibit 4.7 to Quality Distribution, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.8	Indenture, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, the Guarantors named therein and The Bank of New York Trust Company, N.A. as Trustee. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

4.9	Form of Exchange Note (included as Exhibit B to Exhibit 4.8) for Quality Distribution, LLC’s Senior Floating Rate Note due 2012.

4.10	Registration Rights Agreement, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, and the subsidiaries of Quality Distribution, LLC set forth on Annex I thereto. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

Exhibit No.	Description
10.1	Amended and Restated Shareholders’ Agreement, dated as of February 10, 1998, among MTL, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 4.13 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.2	Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated herein by reference to Exhibit No. 4.14 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.3	Amendment No. 1, dated as of April 2, 2002, to the Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated herein by reference to Exhibit No. 10.3 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.4	Second Amended and Restated Registration Rights Agreement, dated as of August 28, 1998, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., QDI and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 10.4 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.5	Agreement, dated as of May 30, 2002, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., QDI and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 10.5 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.6	1998 Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.1 to Quality Distribution, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 (Registration No. 333-66711).

10.7 #	Employment Agreement, dated November 8, 1999, between Quality Distribution, Inc. and Thomas L. Finkbiner. Incorporated herein by reference to Exhibit No. 10.3 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002

10.8 #	Employment Agreement, dated June 3, 2004, between Quality Distribution, Inc. and Virgil T. Leslie. Incorporated herein by reference to Exhibit No. 10.1 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.

10.9 #	Employment Agreement, dated June 23, 1998, between Quality Distribution, Inc. and Dennis R. Copeland. Incorporated herein by reference to Exhibit No. 10.7 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.10 #	Promissory Note, dated November 8, 1999, issued by Thomas L. Finkbiner to Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.14 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.11 #	Pledge Agreement, dated November 8, 1999, between Thomas L. Finkbiner and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.15 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

Exhibit No.	Description
10.12 #	Stock Option Agreement, dated November 8, 1999, between Thomas L. Finkbiner and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.16 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.13	Limited Recourse Secured Promissory Note, dated June 9, 1998, issued by Marvin Sexton to Quality Distribution, Inc. and corresponding pledge agreement. Incorporated herein by reference to Exhibit No. 10.11 to Quality Distribution, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 (Registration No. 333-66711).

10.14	Contribution Agreement dated May 30, 2002, between Quality Distribution, LLC and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.26 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.15	Lock-Up Agreement, dated as of April 10, 2002, and Amendment No. 1 thereto dated as of May 30, 2002, among Quality Distribution, Inc., ARES Leveraged Investment Fund, L.P. and ARES Leveraged Investment Fund II, L.P. Incorporated herein by reference to Exhibit No. 10.27 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.16	Lock-Up and Purchase Agreement, dated as of April 10, 2002, among Quality Distribution, Inc., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P. and Apollo (U.K.) Partners III, L.P. Incorporated herein by reference to Exhibit No. 10.28 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.17	Lock-up Agreement, dated as of April 10, 2002, among Quality Distribution, Inc. and the members of management listed on the signature page thereto. Incorporated herein by reference to Exhibit No. 10.29 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.18 #	Employment Agreement dated June 23, 1998 between Quality Distribution, Inc. and Michael A. Grimm. Incorporated herein by reference to Exhibit No. 10.30 to Quality Distribution, LLC’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2003.

10.19 #	Amendment, dated May 30, 2003, to Employment Agreement dated June 23, 1998 between Quality Distribution, Inc. and Michael A. Grimm. Incorporated herein by reference to Exhibit 10.29 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003 (Registration No. 333-108344).

10.20 #	Employment Agreement dated March 21, 2004 between Quality Distribution, Inc. and Keith J. Margelowsky. Incorporated by reference to Exhibit 10.20 to Quality Distribution, LLC’s Amendment No. 4 to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 2, 2005 (Registration No. 333-114485).

10.21 #	Employment Agreement dated February 5, 2003 between Quality Distribution, Inc. and Samuel M. Hensley. Incorporated herein by reference to Exhibit No. 10.32 to Quality Distribution, LLC’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2003.

10.22	Warrant Agreement (including form of warrant certificate), dated as of May 30, 2002, between Quality Distribution, Inc. and The Bank of New York. Incorporated herein by reference to Exhibit 10.32 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003 (Registration No. 333-108344).

Exhibit No.	Description

10.23 #	2003 Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 10.33 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.24 #	Form of Stock Option Agreement Under Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.34 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.25 #	2003 Restricted Stock Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 10.35 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.26 #	Form of Restricted Award Agreement Under Restricted Stock Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.36 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.27 #	Employment Agreement dated August 3, 2004 between Quality Distribution, Inc. and Robert J. Millstone. Incorporated by reference to Exhibit 10.27 to Quality Distribution, LLC’s Amendment No. 3 to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 21, 2004 (Registration No. 333-114485).

10.28 #	Term sheet dated September 14, 2004 entered into by Quality Distribution, Inc. with respect to Richard B. Marchese’s employment. Incorporated herein by reference to Exhibit 99.2 to Quality Distribution, Inc.’s Current Report on Form 8-K on September 14, 2004.

10.29 #	Employment Agreement dated November 3, 2004 between Quality Distribution, Inc. and Gary Enzor. Incorporated herein by reference to Exhibit 99.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 8, 2004.

10.30 #	Employment Agreement dated November 4, 2004 between Quality Distribution, Inc. and Timothy Page. Incorporated herein by reference to Exhibit 99.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 8, 2004.

10.31	Summary of the terms of the Quality Distribution, Inc. 2005 Compensation Bonus Plan. Incorporated herein by reference to Exhibit 99.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 7, 2005.

10.32	First Amendment and Consent to Credit Agreement and Intercompany Subordination Agreement, dated as of January 20, 2005, between Quality Distribution, Inc., Quality Distribution, LLC, various subsidiaries of Quality Distribution, LLC, the lenders party thereto and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

10.33*	Quality Distribution, Inc. Deferred Compensation Plan dated as of January 1, 2001

10.34*	Quality Distribution, Inc. Key Employee Deferred Compensation Plan dated as of January 1, 2005.

21.1	Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit No. 21.1 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 6, 2003 (Registration No. 333-108344).

24	Powers of Attorney.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13(a) – 14(a).

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Document is filed with this Form 10-K
#	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b)