Form 10-Q
period 2005-03-31
QUALITY DISTRIBUTION INC
filed 2005-05-10
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2005
Common Stock (no par value per share)	19,051,062

QUALITY DISTRIBUTION, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Quality Distribution, Inc. and Consolidated Subsidiaries

Consolidated Statements of Operations

(Unaudited — in 000’s, Except Per Share Amounts)

	March 31,
	2005	2004
OPERATING REVENUES:
Transportation	$133,214	$127,857
Other service revenue	16,854	18,413
Fuel surcharge	11,070	4,915

Total operating revenues	161,138	151,185

OPERATING EXPENSES:
Purchased transportation	110,983	100,774
Compensation	14,575	15,153
Fuel, supplies and maintenance	7,157	8,797
Depreciation and amortization	4,453	6,020
Selling and administrative	6,271	3,872
Insurance claims	3,802	4,327
Taxes and licenses	617	896
Communication and utilities	2,056	1,881
Gain on disposal of property and equipment	(28)	(23)
PPI class action settlement and related expenses	509	3,242

Total operating expenses	150,395	144,939

Operating income	10,743	6,246
Interest expense, net	6,313	5,217
Write-off of debt issuance costs	1,110	—
Other expense	33	28

Income before income taxes	3,287	1,001
Provision for income taxes	(371)	(39)

Net income	$2,916	$962

PER SHARE DATA:
Net income per common share
Basic	$0.15	$0.05

Diluted	$0.15	$0.05

Weighted average number of shares
Basic	18,929	18,892

Diluted	19,302	19,121

The accompanying notes are an integral part of these consolidated financial statements.

Quality Distribution, Inc and Subsidiaries

Consolidated Balance Sheet

(Unaudited - In 000’s)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$991	$2,700
Accounts receivable, net	106,803	100,836
Current maturities of notes receivable from affiliates	581	839
Prepaid expenses	8,051	4,845
Prepaid tires	7,752	7,498
Other	2,393	2,071

Total current assets	126,571	118,789
Property and equipment, net	114,561	116,540
Assets held-for-sale	723	1,170
Goodwill, net	131,363	131,363
Intangibles, net	1,314	1,371
Notes receivable from affiliates	566	402
Other assets	10,899	9,663

Total assets	$385,997	$379,298

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$1,400	$1,400
Accounts payable	16,654	14,508
Affiliates and independent owner-operators payable	14,253	9,983
Accrued expenses	47,488	44,253
Accrued loss and damage claim	30,044	33,670
Income taxes payable	1,930	2,551

Total current liabilities	111,769	106,365
Long-term indebtedness, less current maturities	274,851	275,150
Environmental liabilities	12,921	14,415
Other non-current liabilities	14,401	14,463
Deferred tax liability	1,165	1,172

Total liabilities	415,107	411,565

Commitments and contingencies (Note 8)
Minority interest in subsidiary	1,833	1,833

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 29,000 shares authorized; 19,152 issued at March 31, 2005 and 19,152 issued at December 31, 2004	357,911	357,777
Treasury stock, 114 and 114 shares at March 31, 2005 and December 31, 2004	(1,326)	(1,326)
Accumulated deficit	(177,355)	(180,271)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(18,041)	(18,042)
Stock purchase warrants	73	73
Unearned compensation, restricted stock	(1,047)	(1,077)
Stock subscriptions receivable	(1,569)	(1,645)

Total stockholders’ deficit	(30,943)	(34,100)

Total liabilities, minority interest and stockholders’ deficit	$385,997	$379,298

The accompanying notes are an integral part of these consolidated financial statements.

Quality Distribution, Inc and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited — In 000’s)

	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,916	$962
Adjustments to reconcile to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	4,453	6,020
Bad debt expense	633	320
Foreign currency transaction loss	11	—
(Gain)/loss on disposal of property and equipment	(28)	(23)
Amortization of bond discount	51	—
Amortization of restricted stock	164	144
Amortization of deferred financing costs	445	343
Write-off of deferred financing costs	1,110	—
Minority dividends	36	36
Changes in assets and liabilities:
Accounts and other receivable	(6,600)	(9,135)
Notes receivable from affiliates	94	(295)
Prepaid expenses	(3,206)	(2,847)
Prepaid tires	(385)	(107)
Other assets	(353)	79
Accounts payable and accrued expenses	(206)	7,494
Accrued loss and damage claims	(3,626)	(4,508)
Affiliates and independent owner-operators payable	4,270	3,256
Other liabilities	(63)	723
Current income taxes	(628)	(245)

Net change in assets and liabilities	(10,703)	(5,585)

Net cash (used in) provided by operating activities	(912)	2,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,623)	(2,308)
Proceeds from life insurance	—	137
Proceeds from sales of property and equipment	799	213

Net cash used in investing activities	(1,824)	(1,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolver	(5,800)	(1,000)
Proceeds from issuance of long-term debt	83,300	—
Principal payments on long-term debt and capital lease obligations	(77,850)	(414)
Deferred financing fees	(2,759)	—
Increase (decrease) in book overdraft	4,093	932
Minority dividends	(36)	(36)
Other stock transactions	76	17

Net cash provided by (used in) financing activities	1,024	(501)

Net increase (decrease) in cash and cash equivalents	(1,712)	(242)
Effect of exchange rate changes on cash	3	50
Cash, beginning of year	2,700	955

Cash, end of period	$991	$763

The accompanying notes are an integral part of these consolidated financial statements.

Quality Distribution, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies:

Basis of Presentation

In this quarterly report, unless the context otherwise indicates, (i) the terms “the Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors and (iii) the term “QD Capital” refers to our wholly owned subsidiary QD Capital Corporation, a Delaware corporation.

Quality Distribution, Inc. and its subsidiaries are engaged primarily in truckload transportation of bulk chemicals in North America. We conduct a significant portion of our business through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into one-to-five year renewable contracts with us. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from us. Owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with owner-operators may be terminated by either party on short notice. We charge affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are normally paid a percentage of the revenues generated for each load hauled.

The accompanying unaudited condensed, consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. For further information, refer to our Annual Report on Form 10-K/A for the year ended December 31, 2004, including the consolidated financial statements and accompanying notes. Certain prior period amounts have been reclassified to conform to the current year presentation.

Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year.

Goodwill and Intangible Assets

Intangible Assets

Intangible assets consist of a $1.0 million intangible pension plan asset and $0.3 million of non-compete agreements. The non-compete agreements have lives ranging from 1 – 10 years. The customer lists and customer contracts acquired from a competitor have lives of 5 years. During 2003, $2.2 million of intangible assets became fully amortized. Accumulated amortization of the remaining intangible assets was $0.2 million and $0.2 million at March 31, 2005 and December 31, 2004, respectively. The gross amount of intangible assets at March 31, 2005 and December 31, 2004 were $1.7 million and $1.7 million, respectively.

Amortization expense for the three months ended March 31, 2005 and 2004 was less than $0.1 million and less than $0.1 million, respectively. Remaining intangible assets, except the pension plan asset, will be amortized to expense for each full year as follows (in thousands):

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

We selected the second quarter to perform our annual impairment test. We used a combination of discounted cash flows and EBITDA multiples to estimate the fair value of the reporting units. Projections for future cash flows were based on our recent operating trends. EBITDA multiples were derived from other comparable publicly traded companies. The discount rate used to discount cash flows was based on our weighted average cost of capital. No impairment was determined to have occurred as of June 30, 2004, since the calculated fair value exceeded the carrying amount. The factors used in deriving the estimate of the fair value included improving economic conditions, increasing revenues and operating income during 2004 and the knowledge that we were able to renegotiate our debt structure to extend the maturity.

Our goodwill assets as of March 31, 2005 and December 31, 2004 were $131.4 million and $131.4 million, respectively.

New Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation contains a number of changes to the Internal Revenue Code that may affect us. After a careful analysis of the law, we have determined that this Act will not have a material effect on our consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised in 2005), “Share-Based Payments.” SFAS No. 123(R) would require us to measure all employee stock-based compensation awards using a fair-value method and record such expense in our consolidated financial statements. The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective the first fiscal year beginning after June 15, 2005. The effect of the adoption of SFAS No. 123(R) is expected to be comparable to the effect disclosed on a pro forma basis as a result of applying the current fair-value recognition provisions of SFAS No. 123 as shown in Note 4 herein.

Staff Accounting Bulletin 107 from the Securities and Exchange Commission was issued on March 29, 2005 and provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of Statement 123(R). We are in the process of analyzing this bulletin in order to determine its effects, if any, on our consolidated financial position and results of operations.

2. Comprehensive Income (Loss):

Comprehensive income (loss) is as follows (in thousands):

	Three months ended March 31,
	2005	2004
Net income (loss)	$2,916	$962
Other comprehensive income:
Foreign currency translation adjustments	1	34

Comprehensive income (loss)	$2,917	$996

3. Earnings Per Share:

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations per earnings per share computations follows:

	March 31, 2005			March 31, 2004
(In 000’s except per share amounts)	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per-share amount	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per-share amount
Basic income (loss) available to common shareholders:
Net earnings (loss)	$2,916	18,929	$.15	$962	18,892	$.05

Effect of dilutive securities:
Stock options	—	188		—	—
Unvested restricted stock		14			6
Stock warrants		171			223

Diluted income (loss) available to common shareholders:
Net earnings (loss)	$2,916	19,302	$.15	$962	19,121	$.05

The effect of our warrants, which represent the shares shown in the table below are included in the computation of diluted earnings per share for each of the three-month periods ended March 31, 2005 and 2004. Stock options representing the shares shown in the table below are included in the computation of diluted earnings per share for the three-month periods ended March 31, 2005 and 2004. Restricted stock representing the shares shown in the table below are included in the computation of diluted earnings per share for each of the three-month periods ended March 31, 2005 and 2004.

The following shares were not included in the calculation of diluted EPS because such inclusion would be anti-dilutive:

	For the three month period ended March 31,
(In thousands)	2005	2004
Stock options	1,708	2,041
Unvested restricted stock	58	—

4. Stock-Based Compensation:

We use Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” and the related interpretations to account for our stock option plans. No compensation cost has been recorded at the grant dates, as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. We adopted the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123, ‘Accounting for Stock-Based Compensation,’” for disclosure purposes in 2002.

The stock of QDI was not traded publicly prior to the IPO on November 13, 2003. The pro forma fair value of options granted during 2005, 2004 and 2003 (2002 is not applicable) are based upon the Black-Scholes option-pricing model using the following criteria:

	2005	2004	2003
Risk free rate	3.73%	3.62%	3.59%
Expected life	6 years	6 years	6 years
Volatility	64%	62%	28%
Expected dividend	nil	nil	nil

The pro forma fair value of stock options granted in 2005 was $0.2 million, in 2004 was $2.4 million and in 2003 it was $8.2 million after adjusting for a change in the estimated forfeiture rate. This change in the forfeiture rate decreased the total amount of pro forma fair value of stock options issued in 2003 and 2004 by $1.3 million and $0.8 million, respectively, of which $0.3 million is reflected as an increase to pro forma net income in 2005. No options were granted in 2002. At March 31, 2005, a total of 451,164 authorized shares remain available for granting under our 1998 and 2003 Stock Option Plans.

Had compensation cost been determined based upon the fair value at the grant date for awards under the option plans consistent with the method described in SFAS 123, our net income and net income per common share would have been as follows for the three months ended March 31:

	Three months ended March 31,
	2005	2004
Net income	$2,916	$962
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $0 for all periods	(380)	(599)
Restricted stock compensation expense and stock option expense included in net income (loss) attributable to common stockholders as reported	164	144

Pro forma net income (loss) attributable to common stockholders	$2,700	$507

Income (loss) per common share:
As reported – basic	$0.15	$.05

Pro forma – basic	$0.14	$.03

As reported – diluted	$0.15	$.05

Pro forma – diluted	$0.14	$.03

Due to the issuance of stock options representing 200,000 shares to an executive who started with us in fiscal year 2004, we recognized $31,250 of compensation expense for the three-month period ending March 31, 2005 and will recognize approximately $125,000 in compensation expense for each of the subsequent full three years.

5. Employee Benefit Plans

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

The components of net periodic pension cost are as follows (in thousands):

	Three months ended March 31,
	2005	2004
Service cost	$68	$69
Interest cost	670	686
Prior service cost	23	23
Amortization	256	171
Expected return on plan assets	(704)	(634)

Net periodic pension cost	$313	$315

We have contributed $1.0 million during the three months ended March 31, 2005, and expect to pay $3.5 million during the remainder of 2005.

6. Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended March 31, 2005
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$149,325	$11,813	$—	$161,138
Operating income	9,035	1,708	—	10,743
Depreciation and Amortization	4,097	356	—	4,453
Capital Expenditures	2,623	—	—	2,623

	As of March 31, 2005
Identifiable Assets	362,841	23,156	—	385,997

	Three Months Ended March 31, 2004
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$141,017	$10,168	$—	$151,185
Operating income	5,162	1,084	—	6,246
Depreciation and Amortization	5,313	707	—	6,020
Capital Expenditures	2,296	12	—	2,308

	As of December 31, 2004
Identifiable Assets	367,855	11,443	—	379,298

7. Issuance of Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million in new Senior Floating Rate Notes issued by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes due January 15, 2012, which will pay interest quarterly on January 15, April 15, July 15, and October 15. Interest will accrue at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds were used to repay approximately $70 million of the term borrowings under our credit facility and a distribution to QDI, which in turn used such proceeds to redeem all outstanding $7.5 million principal amount of outstanding Series B Floating Interest Rate Subordinated Term Securities due 2006 and the remaining balance was used for general corporate purposes, including the repayment of indebtedness under the revolving credit portion of our credit facility. The credit facility was amended to incorporate this reduction in the term loan portion of the facility and to modify the covenants.

In connection with the offering of the Notes, we incurred a pre-tax charge of approximately $1.1 million resulting from the write-off of debt issuance costs associated with the term borrowings under the credit agreement to be prepaid with the net proceeds for the offering of the Notes.

8. Commitments and Contingencies:

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

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a 2 mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via chemical injection (in-situ treatment) and a local discharge. The treatment facility has been approved with construction to commence by the third quarter of 2005. The in-situ remedy is in the pilot stage and must go through the design phases before final approval is obtained. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate 7 acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004. However, due to the wet weather and problems with the equipment utilized, the project has been delayed. The existing remedial design lists already approved alternate clean-up methods that will be used may have to be modified to complete this work. Field work is expected to be re-started in May 2005. In regard to OU2, USEPA is now requiring a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the chemical injection (in-situ treatment) previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated expenditures to be in the range of $11.2 million to $16.2 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (PADEP) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (OU1), treat contaminated groundwater (OU2) and perform remediation of contaminated soils (OU3) at this former wastewater disposal site. OU1 is complete. PADEP and USEPA had previously been unable to agree on the final interim remedy design for OU2; specifically the discharge location for the treated groundwater. We have projected an interim remedy, which involves the construction of a treatment facility and discharge locally. A preliminary engineering design, which includes a discharge to a local tributary, was submitted in August 2004 to USEPA and PADEP for their review and comment. Agency comments have been received and a pre-final design is now being prepared for submittal to the agency. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (SVE). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale production in May 2004. We determined in June 2004 that we would incur increased expense due to the need to ship off-site additional contaminated soil that was found to be incompatible with the thermal treatment unit, the increased volume of soil subject to thermal treatment based on an increase in the lateral extent of contamination, and the discovery of buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We are still in the process of excavating the pond three soils into discrete piles, analyzing and determining the best approach to treat these soil piles has been accomplished. Most of the soil piles can be treated on-site as originally planned. However, some modifications to the design will have to be made in order to treat a limited number of soil piles. We have estimated expenditures to be in the range of $3.9 million to $6.1 million.

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

We have estimated expenditures for these other owned properties to be in the range of $3.0 million to $7.0 million.

Other Environmental Matters

We have been named as a potentially responsible party (“PRP”) under CERCLA and similar state laws at 18 other multi-party sites.

We and our predecessors have been named in three civil actions seeking contribution for remediation at offsite treatment, storage and disposal facilities (TSDs) or privately owned properties. We have also received notices of potential liability at fifteen other TSDs and are negotiating with Federal, State and private parties on the scope of our obligations (if any) in connection with remedies at these sites. In addition, there are eight sites with respect to which we received information requests but have denied liability and there has been no demand for payment (considered inactive). Our financial projection is established with respect to those sites where a financial demand is made or an allocation of financial liability is reasonably ascertainable.

We have estimated expenditures for these other environmental matters to be in the range of $2.0 million to $4.1 million.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of March 31, 2005 and December 31, 2004, we had reserves in the amount of $24.0 million and $25.6 million, respectively for all environmental matters discussed above.

There can be no assurance that additional sites for which we are responsible will not be discovered, nor that violations by us of environmental laws or regulations will not be identified or occur in the future, or that environmental, health and safety laws and regulations will not change in a manner that could impose material costs on us.

The activity in the environmental liability reserves is as follows at March 31, 2005 (in thousands):

2005
Reserve at beginning of year	$25,598
Payments	(1,567)
Additions	—

Reserve at end of period	$24,031

The balances presented include both long term and current environmental reserves, of which $11.1 million and $11.2 million is included in accrued expenses in the Consolidated Balance Sheet at March 31, 2005 and December 31, 2004, respectively. We expect these environmental obligations to be paid over the next five to seven years.

Legal Matters

PPI Settlement

On January 18, 2005, we signed Memoranda of Understanding to settle two shareholder class action lawsuits and a shareholder derivative demand stemming from our disclosure of irregularities at Power Purchasing, Inc. (“PPI”), a non-core subsidiary, on February 2, 2004.

The two previously-disclosed class action lawsuits, Meigs v. Quality Distribution, Inc., et al., pending in the United States District Court for the Middle District of Florida, Tampa Division, and Steamfitters Local 449 Pension & Retirement Security Funds v. Quality Distribution, Inc., et al., pending in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida (the “State Action”), were each filed on behalf of a putative class of shareholders who allegedly purchased our common stock traceable to our November 6, 2003 initial public offering.

In exchange for broad releases from all claims that were or could have been asserted by shareholders in respect of QDI shares, and to eliminate the burden and expense of further litigation, we and our primary directors’ and officers’ liability insurer, on behalf of all defendants, have agreed to pay the class $8,150,000, of which $5,875,000 would be paid directly by the insurer and the balance of $2,275,000 would be paid by us. We have also agreed to pay the State Action plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $600,000. We recorded a pre-tax charge of $2.875 million in the fourth quarter of 2004 for these settlements. The $8,150,000 and the $600,000 are recorded in “Accrued Expenses” as the PPI class action settlement. The $5,875,000 is recorded in “Accounts Receivable” as Insurance receivable – PPI class action settlement.

The settlements remain contingent on several factors, including completing and executing formal stipulations of settlement and approval by the state and federal courts. No aspect of the settlements constitutes an admission or finding of wrongful conduct, acts, or omissions. There can be no assurance that failure to approve the settlement will not have a material adverse effect on us.

Routine Legal Matters

Other than reported in this Note, in the “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K/A for the year ended December 31, 2004 and in “Note 20. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K/A, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business, and no material developments have occurred in any proceedings described in such Form 10-K/A.

9. Guarantor Subsidiaries

The $125 million of 9% Senior Subordinated Notes due 2010 issued by QD LLC and QD Capital and the $85 million of Senior Floating Rate Notes due 2012 issued by QD LLC and QD Capital are fully and unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by all of our direct and indirect domestic subsidiaries, (the “Guarantors”). In addition, we have fully and unconditionally guaranteed on a senior subordinated basis the 9% Senior Subordinated Notes and the Senior Floating Rate Notes. Each of our direct and indirect subsidiaries, including QD LLC, is 100% owned. All non-domestic subsidiaries including Levy Transport, Ltd. are non-guarantor subsidiaries. QD Capital has no material assets or operations. The Senior Floating Rate Notes are subordinate to the 9% Senior Subordinated Notes.

We conduct substantially all of our business through and derive virtually all of our income from our subsidiaries. Therefore, our ability to make required principal and interest payments with respect to our indebtedness depends on the earnings of subsidiaries and our ability to receive funds from our subsidiaries through dividend and other payments. The Guarantors are wholly owned subsidiaries of QD LLC and have fully and unconditionally guaranteed the 9% Senior Subordinated Notes and the Senior Floating Rate Notes on a joint and several basis.

We have not presented separate financial statements and other disclosures concerning the Guarantors because management has determined such information is not material to the holders of the above-mentioned notes.

The following condensed consolidating financial information for the parent company, QD LLC, QD Capital, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at March 31, 2005 and December 31, 2004 and condensed consolidating statements of operations and of cash flows for each of the three month periods ended March 31, 2005 and 2004, respectively.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Consolidating Statements of Operations

Three Months Ended March 31, 2005

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$132,815	$399	$—	$133,214
Other service revenue	—	—	16,629	225	—	16,854
Fuel surcharge	—	—	11,020	50	—	11,070

Total operating revenues	—	—	160,464	674	—	161,138

Operating expenses:
Purchased transportation	—	—	110,952	31	—	110,983
Compensation	—	—	14,406	169	—	14,575
Fuel, supplies and maintenance	—	—	6,936	221	—	7,157
Depreciation and amortization	—	—	4,283	170	—	4,453
Selling and administrative			6,234	37		6,271
Insurance claims	—	—	3,802	—	—	3,802
Taxes and Licenses	—	—	605	12	—	617
Communication and utilities	—	—	2,056	—	—	2,056
PPI class action settlement and related expenses			509			509
(Gain)/loss on disposal of property and equipment	—	—	(28)	—	—	(28)

Operating income (loss)	—	—	10,709	34	—	10,743

Interest expense, net	(7)	6,475	—	(155)	—	6,313
Write-off of debt issuance costs	—	—	1,110	—	—	1,110
Other (income) expense	—	—	20	13	—	33

Income (loss) before taxes	7	(6,475)	9,579	176	—	3,287
Income tax (provision) benefit	—	481	(718)	(134)	—	(371)
Equity in earnings (loss) of subsidiaries	2,909	8,903	—	—	(11,812)	—

Net income (loss)	$2,916	$2,909	$8,861	$42	$(11,812)	$2,916

Consolidating Statements of Operations

Three Months Ended March 31, 2004

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$126,480	$1,377	$—	$127,857
Other service revenue	—	—	18,199	214	—	18,413
Fuel surcharge	—	—	4,832	83	—	4,915

Total operating revenues	—	—	149,511	1,674	—	151,185

Operating expenses:
Purchased transportation	—	—	100,540	234	—	100,774
Compensation	—	—	14,603	550	—	15,153
Fuel, supplies and maintenance	—	—	8,320	477	—	8,797
Depreciation and amortization	—	—	5,664	356	—	6,020
Selling and administrative			3,818	54		3,872
Insurance claims	—	—	4,277	50	—	4,327
Taxes and licenses	—	—	843	53	—	896
Communication and utilities	—	—	1,856	25	—	1,881
PPI class action settlement and related expenses			3,242	—		3,242
(Gain)/loss on disposal of property and equipment	—	—	(23)	—	—	(23)

Operating income (loss)	—	—	6,371	(125)	—	6,246

Interest expense, net	—	5,167	—	50	—	5,217
Other (income) expense	—	—	20	8	—	28

Income (loss) before taxes	—	(5,167)	6,351	(183)	—	1,001
Income tax (provision) benefit	—	2,597	(2,604)	(32)	—	(39)
Equity in earnings (loss) of subsidiaries	962	3,532	—	—	(4,494)	—

Net income (loss)	$962	$962	$3,747	$(215)	$(4,494)	$962

CONSOLIDATING BALANCE SHEET

March 31, 2005

(Unaudited - In 000’s)

	QDI	QDI LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$603	$388	$—	$991
Accounts receivable, net	—	—	106,608	195	—	106,803
Current maturities of notes receivable from affiliates	—	—	581	—	—	581
Prepaid expenses	—	—	8,029	22	—	8,051
Prepaid tires	—	—	7,700	52	—	7,752
Other	—	—	2,393	—	—	2,393

Total current assets	—	—	125,914	657	—	126,571

Property and equipment, net	—	—	112,318	2,243	—	114,561
Assets held-for-sale	—	—	723	—	—	723
Goodwill, net	—	—	131,363	—	—	131,363
Intangibles, net			1,314			1,314
Notes receivable from affiliates	—	—	566	—	—	566
Investment in subsidiaries	(15,598)	144,462	—	—	(128,864)	—
Other assets	—	100,000	10,899	—	(100,000)	10,899

Total assets	$(15,598)	$244,462	$383,097	$2,900	$(228,864)	$385,997

LIABILITIES, MINORITY INTEREST, STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Accounts payable	—	—	16,661	(7)	—	16,654
Intercompany	15,345	(16,191)	5,027	(4,181)	—	—
Affiliates and independent owner-operators payable	—	—	14,254	(1)	—	14,253
Accrued expenses	—	—	47,330	158	—	47,488
Accrued loss and damage claims	—	—	30,044	—	—	30,044
Income taxes payable	—	—	476	1,454	—	1,930

Total current liabilities	15,345	(14,791)	113,792	(2,577)	—	111,769

Long-term indebtedness, less current maturities	—	274,851	—	—	—	274,851
Environmental liabilities	—	—	12,921	—	—	12,921
Other non-current liabilities	—	—	114,401	—	(100,000)	14,401
Deferred tax liability	—	—	—	1,165	—	1,165

Total liabilities	15,345	260,060	241,114	(1,412)	(100,000)	415,107

Minority interest in subsidiary	—	—	1,833	—	—	1,833
Stockholders’ equity (deficit):						—
Common stock	357,911	176,041	102,136	7,629	(285,806)	357,911
Treasury stock	(1,326)	—	—	—	—	(1,326)
(Accumulated deficit)/retained earnings	(177,355)	15,989	55,914	(3,124)	(68,779)	(177,355)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(18,041)	(18,039)	(17,900)	(138)	36,077	(18,041)
Stock purchase warrants	73	—	—	—	—	73
Unearned compensation, restricted stock	(1,047)	—	—	—	—	(1,047)
Stock subscription receivable	(1,569)	—	—	—	—	(1,569)

Total stockholders’ equity (deficit)	(30,943)	(15,598)	140,150	4,312	(128,864)	(30,943)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(15,598)	$244,462	$383,097	$2,900	$(228,864)	$385,997

CONSOLIDATING BALANCE SHEET

December 31, 2004

(In 000’s)

	QDI	QDI LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$730	$1,970	$—	$2,700
Accounts receivable, net	—	—	100,755	81	—	100,836
Current maturities of notes receivable from affiliates	—	—	839	—	—	839
Prepaid expenses	—	—	4,845	—	—	4,845
Prepaid tires	—	—	7,446	52	—	7,498
Other	—	—	2,071	—	—	2,071

Total current assets	—	—	116,686	2,103	—	118,789

Property and equipment, net	—	—	114,120	2,420	—	116,540
Assets held-for-sale	—	—	1,170	—	—	1,170
Goodwill, net	—	—	131,363	—	—	131,363
Intangibles, net			1,371			1,371
Notes receivable from affiliates	—	—	402	—	—	402
Investment in subsidiaries	(18,539)	141,820	—	—	(123,281)	—
Other assets	—	100,000	9,663	—	(100,000)	9,663

Total assets	$(18,539)	$241,820	$374,775	$4,523	$(223,281)	$379,298

LIABILITIES, MINORITY INTEREST, STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Accounts payable	—	—	14,504	4	—	14,508
Intercompany	15,561	(16,191)	3,090	(2,460)	—	—
Affiliates and independent owner-operators payable	—	—	9,985	(2)	—	9,983
Accrued expenses	—	—	44,114	139	—	44,253
Accrued loss and damage claims	—	—	33,670	—	—	33,670
Income taxes payable	—	—	1,158	1,393	—	2,551

Total current liabilities	15,561	(14,791)	106,521	(926)	—	106,365

Long-term indebtedness, less current maturities	—	275,150	—	—	—	275,150
Environmental liabilities	—	—	14,415	—	—	14,415
Other non-current liabilities	—	—	114,463	—	(100,000)	14,463
Deferred tax liability	—	—	—	1,172	—	1,172

Total liabilities	15,561	260,359	235,399	246	(100,000)	411,565

Minority interest in subsidiary	—	—	1,833	—	—	1,833
Stockholders’ equity (deficit):						—
Common stock	357,777	176,012	108,394	7,629	(292,035)	357,777
Treasury stock	(1,326)	—	—	—	—	(1,326)
(Accumulated deficit)/retained earnings	(180,271)	13,080	47,053	(3,159)	(56,974)	(180,271)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(18,042)	(18,042)	(17,904)	(138)	36,084	(18,042)
Stock purchase warrants	73	—	—	—	—	73
Unearned compensation, restricted stock	(1,077)	—	—	—	—	(1,077)
Stock subscription receivable	(1,645)	—	—	—	—	(1,645)

Total stockholders’ equity (deficit)	(34,100)	(18,539)	137,543	4,277	(123,281)	(34,100)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(18,539)	$241,820	$374,775	$4,523	$(223,281)	$379,298

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2005

Unaudited - (In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,916	$2,909	$8,861	$42	$(11,812)	$2,916
Adjustments for non-cash charges	(2,700)	200	(2,607)	170	11,812	6,875
Net Changes in assets and liabilities	—	—	(10,630)	(73)	—	(10,703)

Net cash provided by (used in) operating activities	216	3,109	(4,376)	139	—	(912)

Cash flows from investing activities:
Capital expenditures	—	—	(2,623)	—	—	(2,623)
Proceeds from sales of property and equipment	—	—	799	—	—	799
Other	—	—	—	—	—	—

Net cash used in investing activities	—	—	(1,824)	—	—	(1,824)

Cash flows from financing activities:
Net proceeds (payments) on revolver		(5,800)	—		—	(5,800)
Proceeds from issuance of long-term debt		83,300				83,300
Principal payments of long-term debt and capital lease obligations	—	(77,850)	—	—	—	(77,850)
Deferred financing fees	—	(2,759)	—	—	—	(2,759)
Other	—		4,133	—	—	4,133
Net change in intercompany balances	(216)	—	1,937	(1,721)	—	—

Net cash provided by (used in) financing activities	(216)	(3,109)	6,070	(1,721)	—	1,024

Net increase in cash and cash equivalents	—	—	(130)	(1,582)	—	(1,712)
Effect of exchange rate changes on cash			3	—		3
Cash, beginning of period	—	—	730	1,970	—	2,700

Cash, end of period	$—	$—	$603	$388	$—	$991

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2004

Unaudited - (In 000’s)

	QDI	QD LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$962	$962	$3,747	$(215)	$(4,494)	$962
Adjustments for non-cash charges	(5,941)	452	7,479	356	4,494	6,840
Net Changes in assets and liabilities	—	—	(5,161)	(424)	—	(5,585)

Net cash provided by (used in) operating activities	(4,979)	1,414	6,065	(283)	—	2,217

Cash flows from investing activities:
Capital expenditures	—	—	(2,296)	(12)	—	(2,308)
Proceeds from sales of property and equipment	—	—	213	—	—	213
Other	—	—	137	—	—	137

Net cash used in investing activities	—	—	(1,946)	(12)	—	(1,958)

Cash flows from financing activities:
Net proceeds (payments) on revolver		(1,000)	—		—	(1,000)
Payment of debt obligations	—	(414)	—	—	—	(414)
Deferred financing fees	—	—	—	—	—	—
Other	—	—	913	—	—	913
Net change in intercompany balances	4,979	—	(5,164)	185	—	—

Net cash provided by (used in) financing activities	4,979	(1,414)	(4,251)	185	—	(501)

Net increase in cash and cash equivalents	—	—	(132)	(110)	—	(242)
Effect of exchange rate changes on cash			(58)	108		50
Cash, beginning of period	—	—	705	250	—	955

Cash, end of period	$—	$—	$515	$248	$—	$763

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

Overview

We operate the largest dedicated bulk tank truck network in North America based on bulk service revenues, and we believe we have more than twice the revenues of our closest competitor in our primary chemical bulk transport market in the U.S. The bulk tank truck market in North America includes all items shipped by bulk tank truck carriers and consists primarily of the shipping of chemicals, gasoline and food-grade products. We transport a broad range of chemical products and provide our customers with value-added services, including intermodal, transloading, tank cleaning, dry-bulk hauling, leasing and other logistic services. We extensively utilize third-party affiliate terminals and owner-operator drivers in our core bulk service network. Our light-asset-based operations enable us to minimize our capital investments and increase the flexibility of our cost structure, while providing superior localized customer service. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including the Dow Chemical Company, Procter & Gamble Company, E.I. Dupont and PPG Industries, and we provide services to most of the top 100 chemical producers in the world with U.S. operations. We expect to grow as our customers continue to outsource more of their logistics needs to full-service carriers.

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

We have historically focused on maximizing cash flow and return on invested capital. Our affiliate program has greatly reduced the amount of capital that we need to maintain and grow our terminal network. In addition, the extensive use of owner-operators reduces the amount of capital needed to operate our fleet of tractors, which have shorter economic lives than trailers.

We believe the most significant factors to achieving future business growth are the ability to (a) recruit and retain drivers, especially given the new hours-of-service regulations that became effective in 2004, (b) add new affiliates, and (c) further expand our existing network by adding new customers and obtaining additional business from existing customers. Since March 31, 2004, seven affiliates have added 11 terminals to our network. These affiliates provided incremental revenues of $5.1 million for the three months ended March 31, 2005.

On July 13, 2004, we sold certain assets of Power Purchasing Inc. (“PPI”) including accounts, customer lists and insurance contracts. These assets were related to the business of offering insurance to individuals who are not owner-operators, affiliates and fleet owners doing business regularly with us (“QDI Persons”).

For the retained business, which encompasses the on-going transactions with QDI Persons, we entered into a three-year outsourcing agreement whereby a third party insurance brokerage company performs the administrative responsibilities for insurance-related services offered to QDI Persons. We receive a percentage of certain commissions, underwriting profits, administrative and other defined revenues related to the outsourced administrative responsibilities for insurance-related services. We are retaining certain assets and liabilities of PPI including the reserves established on the uninsured policies identified during the investigation of irregularities at PPI.

Operating results for the three-month period ended March 31, 2004 include our orange juice transportation operations, which were sold in August 2004. The orange juice transportation operations generated $2.4 million of revenues in the first quarter of 2004 and we also incurred $1.2 million of start-up costs and initial operating losses related to our entry into this business. We also sold certain assets, primarily tractors and trailers related to the glass transportation business of Levy Transport, Ltd., in August of 2004. These operations were not material to our 2004 operating results.

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

Goodwill - Goodwill is reviewed for impairment annually and whenever events or circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events or circumstances indicate possible impairment. We identified three reporting units: transportation operations, insurance operations and Mexican operations. We allocated goodwill to the transportation operation as it principally resulted from the acquisition of Chemical Lehman Corporation (“CLC”) in 1998. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill. We performed our annual assessment during the second quarter of 2004. We used a combination of discounted cash flows and valuation of our capital structure to estimate the fair value. Projections for future cash flows were based on our recent operating trends. If actual cash flows turn out to be significantly less than projections, then the impairment analysis could change, possibly resulting in future impairment charges.

Deferred tax assets - We use the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of March 31, 2005, management has deemed it appropriate to establish a valuation allowance against the net deferred tax assets. Any change in the actual future results of operations could impact the valuation of the net deferred tax asset.

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

Accident claims reserves - We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5 million per incident for property damage and $1 million for workers’ compensation for periods after September 15, 2002. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease, for cargo losses, and for pollution legal liability. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own safety department personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Revenue recognition - Transportation revenues, including fuel surcharges, and related costs are recognized on the date the freight is delivered. Other service revenues, consisting primarily of lease revenues from affiliates, owner-operators and third parties, are recognized ratably over the lease period. Tank wash revenues are recognized when the wash is performed. Insurance brokerage revenues are recorded as a contractual percentage of premiums received ratably over the period that the insurance covers. We have recognized all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted by our customers.

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

Pension Plans - We maintain two noncontributory defined-benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions such as discount rates (5.5%) and assumed rates of return (7.50%). Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

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

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. At December 31, 2004, our projected benefit obligation (“PBO”) was $50.3 million. Our projected 2005 net periodic pension expense is $1.2 million. A 1.0% decrease in our assumed discount rate to 4.5% would increase our PBO to $56.2 million and increase our 2005 net periodic pension expense to $1.5 million. A 1.0% increase in our assumed discount rate to 6.5% would decrease our PBO to $45.2 million and decrease our 2005 net periodic pension expense to $1.0 million. A 1.0% decrease in our assumed rate of return to 6.5% would not change our PBO and would increase our 2005 net periodic pension expense to $1.6 million. A 1.0% increase in our assumed rate of return to 8.5% would not change our PBO and would decrease our 2005 net periodic pension expense to $0.9 million.

New Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation contains a number of changes to the Internal Revenue Code that may affect us. After a careful analysis of the law, we have determined that this Act will not have a material effect on our consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised in 2005), “Share-Based Payments.” SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements. The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective the first fiscal year beginning after June 15, 2005. The effect of the adoption of SFAS No. 123(R) is expected to be comparable to the effect disclosed on a pro forma basis as a result of applying the current fair-value recognition provisions of SFAS No. 123 as shown in Note 4 to the unaudited financial statements herein.

Staff Accounting Bulletin 107 from the Securities and Exchange Commission was issued on March 29, 2005 and provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entry status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements the classification of compensation expense non-GAAP financial measures, fist-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of Statement 123(R). We are in the process of analyzing this bulletin in order to determine its effects, if any, on our consolidated financial position and results of operations.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three months ended March 31, 2005 and March 31, 2004:

	Three Months Ended March 31,
	2005	2004
OPERATING REVENUES:
Transportation	82.67%	84.57%
Other service revenue	10.46%	12.18%
Fuel surcharge	6.87%	3.25%

Total operating revenues	100.00%	100.00%

OPERATING EXPENSES:
Purchased transportation	68.87%	66.66%
Compensation	9.05%	10.02%
Fuel, supplies and maintenance	4.44%	5.82%
Depreciation and amortization	2.76%	3.98%
Selling and administrative	3.89%	2.56%
Insurance claims	2.36%	2.86%
Taxes and licenses	0.38%	0.59%
Communication and utilities	1.28%	1.25%
(Gain) loss on disposal of property and equipment	-0.02%	-0.01%
PPI class action settlement and related expenses	0.32%	2.14%

Total operating expenses	93.33%	95.87%

Operating income	6.67%	4.13%

Interest expense, net	3.92%	3.45%
Write-off of debt issuance costs	0.69%	0.00%
Other expense	0.02%	0.02%

Income before income taxes	2.04%	0.66%
(Provision) benefit for income taxes	-0.23%	-0.02%

Income from continuing operations	1.81%	0.64%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. For the quarter ended March 31, 2005, revenues totaled $161.1 million, an increase of $10.0 million, or 6.6%, from revenues of $151.2 million for the same period in 2004. Transportation revenue increased $5.4 million, or 4.2%. Since March 31, 2004, seven affiliates added eleven new terminals providing us with approximately $5.1 million of incremental revenue in the first quarter of 2005. The remainder of the increase is primarily attributable to rate increases offset by decreases in revenues associated with a reduction in the number of our loads delivered and a reduction in the number of miles driven. This increase was also offset by a $1.0 million decrease in our transportation revenue from our Canadian subsidiary resulting from the sale of their glass and mining operations and $2.4 million of revenue from the orange juice transportation business that was a part of our operations in the 2004 period but not the 2005 period.

Other service revenues decreased $1.6 million, or 8.5%. This reduction was primarily due to a $1.2 million decrease in revenues at our PPI subsidiary resulting from lower premium revenues after the sale of certain assets of PPI. The fuel surcharge increased by $6.2 million or 125.2% as a result of higher fuel prices.

Operating expenses. Purchased transportation increased by $10.2 million or 10.1% due to higher revenues and the impact of several conversions of company terminals to affiliates during 2004. As terminals are converted, we reduce overhead expense as well as fuel, supplies and maintenance expense and increase purchased transportation expense, representing the affiliates’ percentage split of revenues.

Compensation expense decreased $0.6 million, or 3.8% primarily due to the sale of certain assets of PPI and the Levy glass division during the third quarter of 2004. Fuel, supplies and maintenance decreased $1.6 million or 18.6% due to the conversion of company owned terminals to affiliates. Depreciation expense decreased $1.6 million, or 26.0%, due primarily to certain trailers being transferred to held-for-sale, which halts depreciation on those items as well as a number of assets became fully depreciated at the end of 2004.

Selling and administrative expenses increased $2.4 million, or 62.0%. This increase is attributable to a $1.6 million increase in professional and other fees related to our annual audit and the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and legal costs incurred in defending against various legal proceedings other than PPI and a $0.5 million increase in our bad debt expenses.

Insurance expense decreased $0.5 million, or 12.1%, due to the sale of the PPI assets and the outsourcing of the insurance-related services offered to QDI’s affiliates, owner-operators, and fleet owners. PPI professional fees decreased $2.7 million in the first quarter of 2005 since we are in the process of settling much of the litigation surrounding PPI, subject to state and federal court approval.

Operating income and margin. For the quarter ended March 31, 2005, operating income totaled $10.7 million, an increase of $4.5 million, or 72.0%, compared to operating income of $6.2 million for the same period in 2004. The operating margin for the quarter ended March 31, 2005, was 6.7% compared to 4.1% for the same period in 2004 as a result of the above items.

Interest expense net. Interest expense increased by $1.1 million or 21.0% in the first quarter of 2005 compared to the same period in 2004 as a result of the issuance of new debt with higher overall interest rates (which includes debt issuance costs as a component of interest expense) but with longer maturity dates.

Write-off of Debt Issuance Costs. We wrote off $1.1 million of debt issuance costs associated with the $70 million repayment of the term loan.

Income taxes. The provision for income taxes increased by $0.3 million in the first quarter of 2005 compared to the same period in 2004 primarily due to state franchise taxes, foreign taxes and alternative minimum taxes.

Net income. For the quarter ended March 31, 2005, our net income was $2.9 million compared to net income of $1.0 million for the same period last year.

Liquidity and Capital Resources

The following summarizes our cash flows for the three months ended 2005 and 2004 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Three Months Ended March 31,
(In Thousands)	2005	2004
Net cash (used) in / provided by operating activities	$(912)	$2,217
Net cash used in investing activities	(1,824)	(1,958)
Net cash provided by / (used) in financing activities	1,024	(501)

Net increase/(decrease) in cash	(1,712)	(242)
Effect of exchange rate changes on cash	3	50
Cash at beginning of period	2,700	955

Cash at end of period	$991	$763

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Our revolving credit agreement is due in November of 2008. Our primary cash needs consist of capital expenditures and debt service including our variable term loan due in 2009, our 9% senior subordinated notes due 2010 (“Senior Subordinated Notes”) and our Senior Floating Rate Notes due 2012 (“Senior Floating Rate Notes”) (which were issued in January 2005 and were used to pay off borrowings under our revolving credit facility, our Series B floating interest rate notes and to pay down our term loan). We incur capital expenditures for the purpose of replacing older tractors and trailers, purchasing new tractors and trailers, and maintaining and improving infrastructure. We have accrued $24.0 million for environmental claims and $39.2 million for loss and damage claims and the timing of the cash payment for such claims is uncertain. If our net cash provided by operating activities is insufficient to cover the payment of such claims then it may be necessary to use our revolving credit facility.

We used $0.9 million from operating activities for the three month period ended March 31, 2005 compared to generating $2.2 million for the comparable 2004 period. The $3.0 million decrease in cash used in operating activities was primarily due to the utilization of cash for accounts payable offset in part by increased profitability.

Cash used in investing activities totaled $1.8 million for the three month period ended March 31, 2005, compared to $2.0 million used for the comparable 2004 period. The decrease of $0.1 million is mainly the result of an increase in capital expenditures of $0.3 million in 2005 versus 2004, the non-recurrence of $0.1 million of life insurance proceeds in 2004 offset by an increase in 2005 of $0.6 million in proceeds from asset dispositions.

Cash provided by financing activities increased to $1.0 million during the three months ended March 31, 2005, compared to a net use of $0.5 million for the same period in 2004 due primarily to the increase in book overdrafts offset by the cost of issuing our Senior Floating Rate Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at March 31, 2005, over the periods we expect them to be paid (dollars in thousands):

	TOTAL	Remainder of FY 2005	1 – 3 YEARS	3– 5 YEARS	AFTER 5 YEARS
Operating leases (1)	$10,486	$3,581	$4,617	$1,077	$1,211
Unconditional purchase commitment (2)	2,471	2,471	—	—	—
Total indebtedness (3)	277,900	1,050	2,800	64,050	210,000
Interest on indebtedness (4)	141,291	19,666	47,197	46,479	27,949

Total	$432,148	$26,768	$54,614	$111,606	$239,160

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases.
(2)	These obligations represent firm purchase commitments for the purchase of trailers.
(3)	Excludes a discount of $1.6 million.
(4)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of March 31, 2005 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of March 31, 2005 will remain in effect until maturity.

Additionally, we have $24.0 million of environmental liabilities, $12.9 million of pension plan obligations and $4.9 million of other long term insurance claim obligations we expect to pay out over the next five to seven years. We also have $37.2 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of March 31, 2005 for our insurance administrator was $33.6 million. Based on an ongoing assessment by our insurance administrator, we may be required to post up to an additional $6.0 million letter. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit.

Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes due January 15, 2012, which will pay interest quarterly on January 15, April 15, July 15, and October 15. Interest will accrue at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds were used to repay approximately $70 million of the term borrowings under our credit facility and a distribution to QDI, which in turn used such proceeds to redeem all outstanding $7.5 million principal amount of outstanding Series B Notes and the balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our credit facility. The credit facility was amended to incorporate this reduction in the term loan portion of the facility and to modify the covenants.

We incurred $2.1 million in debt issuance costs relating to the Senior Floating Rate Notes. We are amortizing these costs over the term of the notes. The balance of the debt issuance costs as of March 31, 2005 was $2.0 million.

Term Loan

On November 13, 2003, QD LLC and QD Capital issued a private offering of $125 million aggregate principal amount of Senior Subordinated Notes and entered into a new credit facility consisting of a $140 million delayed drawn term loan (the “Term Loan”), a $75 million revolving credit facility and a $20 million pre-funded letter of credit facility (the “Revolver”). On March 10, 2005, we completed the conversion of the Senior Subordinated Notes from private debt to public debt.

The Term Loan bears interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios. The Term Loan matures on November 12, 2009. The interest rate on the Term Loan at March 31, 2005 and 2004 was 5.64% and 4.16%, respectively.

We incurred $3.4 million in debt issuance costs relating to the Term Loan and wrote-off $1.1 million of the debt issuance costs upon the $70 million repayment of the Term Loan. We are amortizing the $2.3 million remaining debt issuance costs over the term of the Term Loan to interest expense using the effective interest method. The balance of these debt issuance costs as of March 31, 2005 was $1.6 million.

Revolving Credit Facility

Our revolver comprises a $75.0 million revolving credit facility that is available until November 12, 2008 and a $20 million pre-funded letter of credit facility that is available until November 12, 2009. The revolving credit facility of the revolver can be used for working capital and general corporate purposes, including permitted acquisitions and additional letters of credit. At March 31, 2005, we had $57.8 million available under the facility and $37.2 million outstanding letters of credit.

Interest on the revolving credit facility is, at our option, (a) 2.50% in excess of the Base Rate (as defined in the credit agreement) or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolving credit facility at March 31, 2005 and 2004 was 8.0% and 6.5%, respectively.

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

We incurred $1.5 million in debt issuance costs relating to the Revolving Credit Facility. We are amortizing these costs over the term of the revolver. The balance of the debt issuance costs as of March 31, 2005 was $1.2 million.

9% Senior Subordinated Notes

The Senior Subordinated Notes are unsecured obligations guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

We incurred $5.4 million in debt issuance costs relating to the Senior Subordinated Notes. We are amortizing these costs over the term of the Senior Subordinated Notes. The balance of the debt issuance costs as of March 31, 2005 was $4.4 million.

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

Collateral, Guarantees and Covenants

The loans and letters of credit under the revolving credit agreement are guaranteed by all of our existing and future direct and indirect domestic subsidiaries (collectively, the “subsidiary guarantors”). Our obligations and our subsidiary guarantor obligations are collateralized by a first priority perfected lien on substantially all of our properties and assets and the subsidiary guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by us and the subsidiary guarantors, subject to certain exceptions; provided that, in certain cases, no more than 65.0% of the stock of our foreign subsidiaries are required to be pledged. Such assets pledged also collateralize certain interest rate protection and other hedging agreements permitted by the credit facility that may be entered into from time to time by us.

Under the terms of our credit agreement, we are required to maintain, among other restrictions, minimum net worth levels, debt to net worth ratios and debt service coverage ratios. In addition, the credit agreement contain restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions redeemable common stock and preferred stock issuance, capital expenditures and the payment of dividends. At March 31, 2005, we were in compliance with all debt covenants.

The credit facility includes financial covenants, which require certain ratios to be maintained. These ratios include the interest coverage ratio, the ratio of Consolidated EBITDA (as defined in the credit agreement) to consolidated interest expense, and the consolidated total leverage ratio, which is the ratio of consolidated total debt to Consolidated EBITDA (as defined in the credit agreement). As of March 31, 2005, Quality Distribution, LLC was in compliance with the financial covenants in the credit agreement.

Debt Retirement

The following is a schedule of our indebtedness at March 31, 2005 over the periods we are required to pay such indebtedness (dollars in thousands):

(in 000’s)	Remainder of 2005	2006	2007	2008	2009 and after	Total
Variable term loan due 2009	$1,050	$1,400	$1,400	$1,400	$62,650	$67,900
9% senior subordinated notes, due 2010	—	—	—	—	125,000	125,000
Revolving credit facility	—	—	—	—	—	—
Senior Floating Rate Notes	—	—	—	—	85,000	85,000

Total	$1,050	$1,400	$1,400	$1,400	$272,650	$277,900

The above table does not include the remaining unamortized original issue discount of $1.6 million relating to the Senior Floating Rate Notes.

QD LLC has the ability to incur additional debt, subject to limitations imposed by the credit facility and the indenture governing the Senior Subordinated Notes and the Senior Floating Rate Notes. Under the indentures governing the QD LLC Notes (which includes the Senior Subordinated Notes and the Senior Floating Rate Notes), in addition to specified permitted indebtedness QD LLC will be able to incur additional indebtedness so long as on a pro forma basis QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.0 to 1.0 or greater.

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

However, for periods extending beyond 12 months, if our operating cash flow and borrowings under the revolving credit facility are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we would be required to seek alternative financing. These alternatives would likely include another restructuring or refinancing of our long-term debt, the sale of a portion or all of our assets or operations or the sale of additional debt or equity securities. If these alternatives are not available in a timely manner or on satisfactory terms, or are not permitted under our existing agreements, we may default on some or all of our obligations. If we default on our obligations, including our financial covenants required to be maintained under the credit facility, and the debt under the indentures for the new notes were to be accelerated, our assets may not be sufficient to repay in full all of our indebtedness, and we may be forced into bankruptcy.

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

As a holding company with no significant assets other than ownership of 100% of QD LLC’s membership units, we also depend upon QD LLC’s cash flows to service its debt. QD LLC’s ability to make distributions to us is restricted by the financial covenants contained in the credit facility and the indentures governing the QD LLC Notes. As of March 31, 2005 Quality Distribution Inc. did not have any direct cash obligations.

Since QD LLC is prevented from paying dividends to Quality Distribution, Inc., we do not expect to pay dividends on our common stock in the foreseeable future. In addition, the agreements governing our indebtedness restrict our ability to pay dividends.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors:

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

All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ADDITIONAL INFORMATION AVAILABLE ON COMPANY WEB-SITE

Our most recent Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports may be viewed or downloaded electronically or as paper copies from our website: http://www.qualitydistribution.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our recent press releases are also available to be viewed or downloaded electronically at http://www.qualitydistribution.com. We will also provide electronic or paper copies of our SEC filings free of charge on request. Any information on or linked from our website is not incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under QD LLC’s credit facility and our Senior Floating Rate Notes. Interest rates for the revolving credit facility are based, at QD LLC’s option, on either the administrative agent’s base rate plus 2.50% or upon the Eurodollar rate plus 3.50%, and interest rates for the term loan are based, at QD LLC’s option, upon the administrative agent’s base rate plus 2.0% or upon the Eurodollar rate plus 3.0%, in each case subject to reductions in the applicable margins for the revolving credit facility and term loan only if we reduce our total consolidated leverage below certain levels. Additionally, we have $85 million of Senior Floating Rate Notes with interest rates of LIBOR plus 4.50%.

	Balance at March 31, 2005	Interest Rate at March 31, 2005	Effect of 1% Change
	$ in 000s		$ in 000s
Senior Floating Rate Notes	$85,000	7.21%	$850
Term Loan	67,900	5.64%	679

Total	$152,900		$1,529

At March 31, 2005, a 1% point change in the current per annum interest rate would result in $1.5 million of additional interest expense over a twelve month period.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 7.8% of our consolidated revenue in the first three months of 2005 and 6.8% of our consolidated revenue in the first three months of 2004. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At March 31, 2005, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the three months ended March 31, 2005 and 2004, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Assets and liabilities for our Canadian operations are matched in the local currency. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact from our Canadian operations on translating assets and liabilities into dollars is included as a component of shareholders’ equity. In comparing the average exchange rates between the first three months of fiscal 2005 and the year-ago period, the Canadian dollar appreciated against the United States dollar by approximately 7.4%. Our revenue results for the first three months of fiscal year 2005 were positively impacted by a $0.1 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar. The appreciation of the Canadian dollar since December 31, 2004 was the primary reason for the $0.1 million increase in cumulative currency translation gains in shareholders’ equity for the three months ended 2005.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for 2004 related to the Canadian dollar versus the U.S. dollar. We estimate that a 1% point adverse change in the Canadian dollar foreign exchange rate would decrease our revenues by approximately $0.1 million in 2005, assuming no changes other than the exchange rate itself. As discussed above, this quantitative measure has inherent limitations.

Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at March 31, 2005, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. As of March 31, 2005, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and our principal accounting officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2005, because the following material weaknesses in our internal control over financial reporting as fully described in our Form 10-K/A for the year ended December 31, 2004, had not been fully remediated:

(i)	We did not maintain effective controls over the completeness and accuracy of the reconciliation of intercompany transactions and balance. Specifically, the company did not reconcile intercompany balances that resulted from transactions with and between our subsidiaries.

(ii)	We did not maintain effective control over the acquisition or disposal of property and equipment and the related gains and losses and depreciation expense. This control deficiency impacts our ability to ensure the existence of and our ownership of property and equipment recorded in our consolidated financial statements.

We performed additional analyses and other post-closing procedures to provide assurances that our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in internal control

Our management identified four material weaknesses in our internal control over financial reporting that caused them to conclude that our internal control over financial reporting was not effective as of December 31, 2004. We began to develop a plan to remediate the material weaknesses once they were identified, and that plan is still being developed. Several known elements of our remediation plan can only be accomplished over time. For example, we plan to hire four additional professionals to strengthen our accounting function by the end of the second quarter 2005. These professionals would all be located at our headquarters. Additionally, we expect to identify, install, and test new accounting software in 2005 with an early 2006 implementation. During the quarter ended March 31, 2005, remediated two of the identified material weaknesses by implementing a process of quarterly review by designated senior executives of the accuracy of cash on deposit with our insurers and the accuracy of self-insurance reserves and the related provisions. Except as otherwise discussed herein, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than reported in the “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K/A for the year ended December 31, 2004 and in “Note 20. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K/A and “Note 8. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business or what is described in Footnote 8 “Commitments and Contingencies”, and no material developments have occurred in any proceedings described in such Form 10-K/A.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

See Form 8-K filed on January 28, 2005 relating to the issuance of $85 million of Senior Floating Rate Notes.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description
4.8	Indenture, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, the Guarantors named therein and The Bank of New York Trust Company, N.A. as Trustee. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

4.9	Form of Exchange Note for Quality Distribution, LLC’s Senior Floating Rate Notes due 2012 (included as Exhibit B to Exhibit 4.8).

4.10	Registration Rights Agreement, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, and the subsidiaries of Quality Distribution, LLC set forth on Annex I thereto. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

10.31	Summary of the terms of the Quality Distribution, Inc. 2005 Compensation Bonus Plan. Incorporated herein by reference to Exhibit 99.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 7, 2005.

10.32	First Amendment and Consent to Credit Agreement and Intercompany Subordination Agreement, dated as of January 20, 2005, between Quality Distribution, Inc., Quality Distribution, LLC, various subsidiaries of Quality Distribution, LLC, the lenders party thereto and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

10.34	Quality Distribution, Inc. Key Employee Deferred Compensation Plan dated as of January 1, 2005. Incorporated herein by reference to 10.34 of Quality Distribution Inc’s Annual Report on Form 10-K/A filed May 2, 2005

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the three months ended March 31, 2005, the Company filed the following reports on Form 8-K (some of which contain information that is not deemed “filed” for purposes of the Securities Exchange Act of 1934):

Date	Other Information Reported
01/10/2005	Adoption of the 2005 Compensation Bonus Plan and the announcement of a $2.5 million charge for impairment of trailers.

01/19/2005	Announcement of proposed offering of $85 million in Senior Floating Rate Notes (“Senior Floating Rate Notes”). Additionally, the resolution of several cases of pending litigation was announced.

01/28/2005	Announcement of the consummation of the offering of the Senior Floating Rate Notes, the execution of related documents and the use of the proceeds from offering.

03/17/2005	Release announcing the probability of material weaknesses in internal controls over financial reporting.

03/28/2005	Release announcing historical financial results for the fourth quarter and full year 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

May 10, 2005	/S/ THOMAS L. FINKBINER
THOMAS L. FINKBINER, PRESIDENT AND
CHIEF EXECUTIVE OFFICER
(DULY AUTHORIZED OFFICER)

May 10, 2005	/S/ TIMOTHY B. PAGE
TIMOTHY B. PAGE, SENIOR VICE
PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)