Form 10-Q
period 2005-06-30
QUALITY DISTRIBUTION INC
filed 2005-08-09
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2005
Common Stock (no par value per share)	19,007,219

QUALITY DISTRIBUTION, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Quality Distribution, Inc. and Consolidated Subsidiaries

Consolidated Statements of Operations

(Unaudited — in 000’s, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Transportation	$139,628	$132,771	$272,842	$260,628
Other service revenue	17,026	18,009	33,880	36,422
Fuel surcharge	14,377	6,649	25,447	11,564

Total operating revenues	171,031	157,429	332,169	308,614

OPERATING EXPENSES:
Purchased transportation	118,512	106,269	229,495	207,043
Compensation	16,442	15,054	31,017	30,207
Fuel, supplies and maintenance	9,284	8,715	16,441	17,512
Depreciation and amortization	4,304	5,874	8,757	11,894
Selling and administrative	4,292	9,112	10,563	12,984
Insurance claims	5,388	11,223	9,190	15,550
Taxes and licenses	1,011	821	1,628	1,717
Communication and utilities	2,008	1,754	4,064	3,635
Loss (gain) on disposal of property and equipment	81	(3)	53	(26)
PPI class action settlement and related expenses	404	811	913	4,053

Total operating expenses	161,726	159,630	312,121	304,569

Operating income/(loss)	9,305	(2,201)	20,048	4,045
Interest expense, net	6,449	5,474	12,762	10,691
Write-off of debt issuance costs	—	—	1,110	—
Other expense/(income)	(23)	56	10	84

Income/(loss) before income taxes	2,879	(7,731)	6,166	(6,730)
Provision for income taxes	(161)	(131)	(532)	(170)

Net income/(loss)	$2,718	$(7,862)	$5,634	$(6,900)

PER SHARE DATA:
Net income/(loss) per common share
Basic	$0.14	$(0.42)	$0.30	$(0.37)

Diluted	$0.14	$(0.42)	$0.29	$(0.37)

Weighted average number of shares
Basic	18,929	18,915	18,929	18,900

Diluted	19,192	18,915	19,291	18,900

The accompanying notes are an integral part of these consolidated financial statements.

Quality Distribution, Inc and Subsidiaries

Consolidated Balance Sheets

(In 000’s)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,275	$2,700
Accounts receivable, net of allowance of $7,781 and $7,228	106,800	100,836
Current maturities of notes receivable from affiliates	453	839
Prepaid expenses	4,868	4,845
Prepaid tires	7,728	7,498
Other	2,455	2,071

Total current assets	123,579	118,789
Property and equipment, net	112,722	116,540
Assets held-for-sale	439	1,170
Goodwill	131,363	131,363
Intangibles, net	1,265	1,371
Notes receivable from affiliates	419	402
Other assets	10,715	9,663

Total assets	$380,502	$379,298

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$1,400	$1,400
Accounts payable	13,777	14,508
Affiliates and independent owner-operators payable	14,897	9,983
Accrued expenses	43,650	44,253
Accrued loss and damage claim	30,384	33,670
Income taxes payable	1,417	2,551

Total current liabilities	105,525	106,365
Long-term indebtedness, less current maturities	274,561	275,150
Environmental liabilities	11,678	14,415
Other non-current liabilities	13,994	14,463
Deferred tax liability	1,159	1,172

Total liabilities	406,917	411,565

Commitments and contingencies (Note 8)
Minority interest in subsidiary	1,833	1,833

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 29,000 shares authorized; 19,122 issued at June 30, 2005 and 19,152 issued at December 31, 2004	359,635	357,777
Treasury stock, 115 and 114 shares at June 30, 2005 and December 31, 2004	(1,354)	(1,326)
Accumulated deficit	(174,637)	(180,271)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(18,008)	(18,042)
Stock purchase warrants	73	73
Unearned compensation, restricted stock and stock units	(2,827)	(1,077)
Stock subscriptions receivable	(1,541)	(1,645)

Total stockholders’ deficit	(28,248)	(34,100)

Total liabilities, minority interest and stockholders’ deficit	$380,502	$379,298

The accompanying notes are an integral part of these consolidated financial statements.

Quality Distribution, Inc and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited — In 000’s)

	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$5,634	$(6,900)
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	8,757	11,894
Bad debt expense	1,214	636
Foreign currency transaction loss	51	—
(Gain)/loss on disposal of property and equipment	53	(26)
Write-off of deferred financing costs	1,110	—
Amortization of restricted stock	108	340
Amortization of deferred financing costs	906	686
Amortization of bond discount	111	—
Minority dividends	72	72
Changes in assets and liabilities:
Accounts and other receivables	(7,178)	(14,766)
Notes receivable from affiliates	369	(347)
Prepaid expenses	(23)	(355)
Prepaid tires	(498)	18
Other assets	(698)	256
Accounts payable and accrued expenses	(6,390)	7,426
Accrued loss and damage claims	(3,286)	2,320
Affiliates and independent owner-operators payable	4,914	4,408
Other liabilities	(469)	(1,251)
Current income taxes	(1,147)	(279)

Net change in assets and liabilities	(14,406)	(2,570)

Net cash provided by operating activities	3,610	4,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,536)	(4,277)
Acquisition of tank wash assets	—	(781)
Proceeds from sales of property and equipment	1,629	363

Net cash used in investing activities	(3,907)	(4,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	83,300	—
Principal payments on long-term debt	(78,200)	(830)
Proceeds on revolver	62,700	1,500
Payments on revolver	(68,500)	—
Deferred financing fees	(2,755)	(369)
Increase in book overdraft	2,319	619
Minority dividends	(72)	(72)
Other stock transactions	76	17

Net cash (used in) provided by financing activities	(1,132)	865

Net (decrease) increase in cash and cash equivalents	(1,429)	302
Effect of exchange rate changes on cash	4	98
Cash and cash equivalents, beginning of year	2,700	955

Cash and cash equivalents, end of period	$1,275	$1,355

The accompanying notes are an integral part of these consolidated financial statements.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies:

Basis of Presentation

In this quarterly report, unless the context otherwise indicates, (i) the terms “the Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, and (iii) the term “QD Capital” refers to our wholly owned subsidiary QD Capital Corporation, a Delaware corporation.

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

Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year.

Goodwill and Intangible Assets

Intangible Assets

Net intangible assets consist of a $1.0 million intangible pension plan asset and $0.2 million in total of non-compete agreements with lives ranging from 1 – 10 years and customer lists and customer contracts acquired from a competitor with lives of 5 years. Accumulated amortization of the remaining non-pension intangible assets was $0.3 million and $0.2 million at June 30, 2005 and December 31, 2004, respectively. The gross amount of intangible assets at June 30, 2005 and December 31, 2004 was $1.7 million.

Amortization expense for the non-pension plan asset for the three and six months ended June 30, 2005 and 2004 was less than $0.1 million in all periods. The remaining intangible assets, except the pension plan asset, will be amortized to expense for each full year as follows (in thousands):

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

In 2004, we selected the end of the second quarter as the date to perform our annual impairment test. No impairment was noted when the test was performed as of June 30, 2005. We used a combination of discounted cash flows and EBITDA multiples to estimate the fair value of the reporting units. Projections for future cash flows were based on our recent operating trends. EBITDA multiples were derived from other comparable publicly traded companies. The discount rate used to discount cash flows was based on our weighted average cost of capital. No impairment was determined to have occurred as of June 30, 2005, since the calculated fair value exceeded the carrying amount. The factors used in deriving the estimate of the fair value included improving economic conditions and increasing revenues and operating income during 2005.

Our goodwill assets as of June 30, 2005 and December 31, 2004 were $131.4 million in both periods.

New Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation contains a number of changes to the Internal Revenue Code that may affect us. After a careful analysis of the law, we have determined that this Act will not have a material effect on our consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised in 2005), “Share-Based Payments.” In April 2005, the SEC announced that the effective date of SFAS No. 123R, “Share-Based Payments”, has been deferred for certain public companies. SFAS 123R, as amended, requires that all share-based payments to employees, including grants of employee equity incentives, are to be recognized in the income statement based on their fair values and is effective for fiscal years beginning after June 15, 2005. SFAS 123R will be applicable to the Company beginning January 1, 2006, and will be adopted using the “modified prospective” method. The “modified prospective” method requires compensation costs to be recognized beginning with the effective date of adoption for (a) all share-based payments granted after the effective date and (b) awards granted to employees prior to the effective date of the statement that remain unvested on the effective date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB No. 25, and as such, generally recognizes no compensation cost for employee equity incentives. Accordingly, the adoption of SFAS No. 123R will have a significant impact on the Company’s results of operations, although it will have no impact on our overall liquidity. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income (loss) and earnings (loss) per share included in the stock-based compensation table in Note 2 –Earnings Per Share below.

Staff Accounting Bulletin 107 from the Securities and Exchange Commission was issued on March 29, 2005 and provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of Statement 123(R). We are in the process of analyzing this bulletin in order to determine its effects, if any, on our consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate any effects from this statement on our consolidated financial position and results of operations.

2. Comprehensive Income (Loss):

Comprehensive income (loss) is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$2,718	(7,862)	5,634	(6,900)
Other comprehensive income/(loss):
Foreign currency translation adjustments	33	(15)	34	19

Comprehensive income (loss)	$2,751	(7,877)	5,668	(6,881)

3. Earnings/ (Loss) Per Share:

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations per earnings per share computations follows:

	Three months ended
	June 30, 2005			June 30, 2004
(In 000’s except per share amounts)	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per-share amount	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per-share amount
Basic income (loss) available to common shareholders:
Net earnings (loss)	$2,718	18,929	$.14	$(7,862)	18,915	$(.42)
Effect of dilutive securities:
Stock options		151			—
Unvested restricted stock		12			—
Stock units		17			—
Stock warrants		83			—

Diluted income (loss) available to common shareholders:
Net earnings (loss)	$2,718	19,192	$.14	$(7,862)	18,915	$(.42)

	Six months ended
	June 30, 2005			June 30, 2004
(In 000’s except per share amounts)	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per-share amount	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per-share amount
Basic income (loss) available to common shareholders:
Net earnings (loss)	$5,634	18,929	$.30	$(6,900)	18,900	$(.37)
Effect of dilutive securities:
Stock options		169			—
Unvested restricted stock		14			—
Stock units		10
Stock warrants		169			—

Diluted income (loss) available to common shareholders:
Net earnings (loss)	$5,634	19,291	$.29	$(6,900)	18,900	$(.37)

The effect of our stock options, restricted stock, stock warrants and stock units which represent the shares shown in the table above are included in the computation of diluted earnings per share for each of the three and six month periods ended June 30, 2005 and 2004.

The following securities were not included in the calculation of diluted EPS because such inclusion would be anti-dilutive:

(In thousands)	For the three month period ended June 30,		For the six month period ended June 30,
	2005	2004	2005	2004
Stock options	1,390	2,041	1,306	2,041
Unvested Restricted Stock	26	72	26	72

4. Stock-Based Compensation:

We use Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” and the related interpretations to account for our stock option plans. No compensation cost has been generally recorded at the grant dates, as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. However, due to the issuance of stock options representing 200,000 shares to an executive who started with us in December 2004, we recognized $31,250 and $62,500 of compensation expense for the three-month and six-month periods ending June 30, 2005, respectively and will recognize approximately $125,000 in compensation expense for each of the subsequent full three years and will fully vest in December 2008.

We adopted the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123, ‘Accounting for Stock-Based Compensation,’” for disclosure purposes in 2002. The stock of QDI was not traded publicly prior to the IPO on November 13, 2003. The pro forma fair value of options granted during the first half of 2005, all of 2004 and 2003 (2002 is not applicable) are based upon the Black-Scholes option-pricing model using the following criteria:

	2005	2004	2003
Risk free rate	3.74%	3.62%	3.59%
Expected life	5 years	6 years	6 years
Volatility	61%	62%	28%
Expected dividend	nil	nil	nil

The pro forma fair value of stock options granted in the first half of 2005 was $1.0 million, fiscal year 2004 was $2.4 million and in fiscal year 2003 it was $8.2 million after adjusting for a change in the estimated forfeiture rate. This change in the estimated forfeiture rate decreased the total amount of pro forma fair value of stock options issued in fiscal year 2003 and fiscal year 2004 by $1.3 million and $0.8 million, respectively of which $0.3 million is reflected as a decrease to pro forma compensation expense in 2005. No options were granted in 2002. At June 30, 2005, a total of 911,779 authorized shares remain available for granting under our 1998 and 2003 Stock Option Plans.

Had compensation cost been determined based upon the fair value at the grant date for awards under the option plans consistent with the method described in SFAS 123, our net income/(loss) and net income/(loss) per common share would have been as follows for the three and six months ended June 30th:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Net income/(loss)	$2,718	$(7,862)	$5,634	$(6,900)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects of $0 for all periods	(521)	(620)	(901)	(1,219)
Restricted stock compensation expense and stock option expense included in net income (loss) attributable to common stockholders as reported	(57)	196	107	340

Pro forma net income (loss) attributable to common stockholders	$2,140	$(8,286)	$4,840	$(7,779)

Income (loss) per common share:

As reported - basic	$.14	$(0.42)	$.30	$(0.37)

Pro forma - basic	.11	(0.44)	.26	(0.41)

As reported - diluted	.14	(0.42)	.29	(0.37)

Pro forma - diluted	.11	(0.44)	.25	(0.41)

In June 2005, we issued to Gerald L. Detter, our Chief Executive Officer, Stock Units representing 306,535 shares of our common stock with a fair market value at the time of issuance of $2,345,000. The majority of these Stock Units are being amortized over the 19 month service period with $859,000 expected to be expensed in fiscal year 2005.

5. Employee Benefit Plans

We maintain two noncontributory defined benefit plans resulting from a prior acquisition that covers certain full-time salaried employees and certain other employees under a collective bargaining agreement. Retirement benefits for employees covered by the salaried plan are based on years of service and compensation levels. The monthly benefit for employees under the collective bargaining agreement plan is based on years of service multiplied by a monthly benefit factor. Assets of the plans are invested primarily in equity securities and fixed-income investments. Pension costs are funded in accordance with the provisions of the applicable law.

The components of net periodic pension cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$68	$69	$136	$138
Interest cost	669	687	1,339	1,373
Prior service cost	24	24	47	47
Amortization	256	172	512	343
Expected return on plan assets	(705)	(635)	(1,409)	(1,269)

Net periodic pension cost	312	317	625	632

We have contributed $2.1 million during the six months ended June 30, 2005, and expect to contribute $2.4 million during the remainder of 2005.

6. Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended June 30, 2005
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$158,353	$12,678	$—	$171,031
Operating income	7,493	1,812	—	9,305
Depreciation and Amortization	3,806	498	—	4,304
Capital Expenditures	2,900	13	—	2,913

	Three Months Ended June 30, 2004
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$145,612	$11,817	$—	$157,429
Operating income	(3,943)	1,742	—	(2,201)
Depreciation and Amortization	5,154	720	—	5,874
Capital Expenditures	2,741	9	—	2,750

	Six Months Ended June 30, 2005
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$307,678	$24,491	$—	$332,169
Operating income	16,528	3,520	—	20,048
Depreciation and Amortization	7,903	854	—	8,757
Capital Expenditures	5,523	13	—	5,536

	As of June 30, 2005
Identifiable Assets	370,611	9,891	—	380,502

	Six Months Ended June 30, 2004
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$286,629	$21,985	$—	$308,614
Operating income	1,219	2,826	—	4,045
Depreciation and Amortization	10,467	1,427	—	11,894
Capital Expenditures	5,037	21	—	5,058

	As of December 31, 2004
Identifiable Assets	367,855	11,443	—	379,298

7. Issuance of Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million in new Senior Floating Rate Notes issued by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. The Notes, due January 15, 2012, will pay interest quarterly on January 15, April 15, July 15, and October 15. Interest will accrue at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds were used to repay approximately $70 million of the term borrowings under our credit facility and a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of outstanding Series B Floating Interest Rate Subordinated Term Securities due 2006 and the remaining balance was used for general corporate purposes, including the repayment of indebtedness under the revolving credit portion of our credit facility. The credit facility was amended to incorporate this reduction in the term loan portion of the facility and to modify the covenants.

In connection with the offering of the Notes, we incurred a pre-tax charge in the first quarter of 2005 of approximately $1.1 million resulting from the write-off of debt-issuance costs associated with the term borrowings under the credit agreement to be prepaid with the net proceeds for the offering of the Notes.

8. Commitments and Contingencies:

Environmental Matters

It is our policy and the policy of each of our subsidiaries to be in compliance with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals.

Our activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, many of which are classified as hazardous materials or hazardous substances. Our tank wash and terminal operations engage in the creation, storage or discharge and proper disposal of wastewater that may contain hazardous substances, and the control and discharge of storm-water from industrial sites. In addition, we may store diesel fuel and other petroleum products at our terminals. As such, we and others who operate in our industry are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies and Canadian federal and provincial governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations.

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

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), the Resource Conservation and Recovery Act of 1976 (“RCRA”), the Superfund Amendments and Reauthorization Act of 1986, and comparable state and Canadian laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and on the road, and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor predict with certainty the extent of future liabilities and costs under environmental, health, and safety laws, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or business reputation.

In addition, we may face liability for alleged personal injury or property damage due to exposure to chemicals and other hazardous substances at our facilities or as the result of accidents and spills. Although these types of claims have not historically had a material impact on our operations, a significant increase in these claims could have a material adverse effect on our business, financial condition, operating results or cash flow.

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

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a 2 mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via chemical injection (in-situ treatment) and a local discharge. The treatment facility has been approved with construction to commence by the third quarter of 2005. The in-situ remedy is in the pilot stage and must go through the design phases before final approval is obtained. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate 7 acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004. However, due to the wet weather and problems with the equipment utilized, the project has been delayed. The existing remedial design, which lists already approved alternate clean-up methods, may have to be modified to complete this work. Field work was re-started in May 2005. In regard to OU2, USEPA is now requiring a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the chemical injection (in-situ treatment) previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated expenditures to be in the range of $10.9 million to $15.9 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (PADEP) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (OU1), treat contaminated groundwater (OU2) and perform remediation of contaminated soils (OU3) at this former wastewater disposal site. OU1 is complete. PADEP and USEPA had previously been unable to agree on the final interim remedy design for OU2, specifically the discharge location for the treated groundwater. We have projected an interim remedy, which involves the construction of a treatment facility and discharge locally. A preliminary engineering design, which includes discharge to a local tributary, was submitted in August 2004 to USEPA and PADEP for their review and comment. Agency comments have been received and a pre-final design has been prepared and submitted to the agency. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (SVE). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale operation in May 2004. We determined in June 2004 that we would incur increased expense due to the off-site additional contaminated soil that was found to be incompatible with the thermal treatment unit, the increased volume of soil subject to thermal treatment based on an increase in the lateral extent of contamination, and the discovery of buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. This work was completed in early 2005. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We excavated the pond three soils into discrete piles and have determined the best approach to treat these soil piles. Most of the soil piles can be treated on-site using SVE as originally planned. However, some modifications to the design will have to be made in order to treat a limited number of soil piles. We have estimated expenditures to be in the range of $3.3 million to $5.5 million.

Other Owned Property

Scary Creek, West Virginia: CLC received a clean up notice from the State authority in August 1994 requiring remediation of contaminated soils and groundwater at this former wastewater disposal facility. However, the State and we have agreed that remediation can be conducted under the State’s voluntary clean-up program (instead of the state superfund enforcement program). We are currently completing the originally planned remedial investigation, but it appears that additional site investigation work will be required to completely delineate the extent of site contamination. Upon completion of the site investigation phase, a remedial feasibility study and design will be prepared to address contaminated soils, and, if applicable, groundwater. The expectation is that a remedy utilizing primarily in-situ treatment with limited soil removal will be conducted.

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation on June 22, 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. We have completed a remedial investigation and a feasibility study with the expectation that we will conduct a remedy that may include in-situ treatment, limited soil removal and monitored natural attenuation of the groundwater.

Charleston, WV: CLC completed a remediation of a former drum disposal area in 1995 at its active truck terminal and tank wash site under the terms of a State hazardous waste permit. The State has required supplemental groundwater monitoring in connection with the same permit and we are performing the same and believe that no additional remediation will be required.

East Rutherford, NJ: CLC entered into a Memorandum of Agreement with the State of New Jersey on June 11, 1996 obligating it to perform a Remedial Investigation and Remedial Action with respect to a subsurface loss of an estimated 7,000 gallons of fuel oil at this active truck terminal and tank wash site. We have completed the recovery of free product and conducted groundwater monitoring and are awaiting final approval of a plan to terminate further remedial action with some limited contamination left in place.

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

We have estimated expenditures for these other owned properties to be in the range of $2.6 million to $6.7 million.

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

We have estimated expenditures for these other environmental matters to be in the range of $0.9 million to $3.8 million.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of June 30, 2005 and December 31, 2004, we had reserves in the amount of $22.7 million and $25.6 million, respectively for all environmental matters discussed above.

There can be no assurance that additional sites for which we are responsible will not be discovered, nor that violations by us of environmental laws or regulations will not be identified or occur in the future, or that environmental, health and safety laws and regulations will not change in a manner that could impose material costs on us.

The activity in the environmental liability reserves is as follows at June 30, 2005 (in thousands):

2005
Reserve at beginning of year	$25,598
Payments	(2,881)
Additions	—

Reserve at end of period	$22,717

The balances presented include both long term and current environmental reserves, of which $11.0 million and $11.2 million are included in accrued expenses in the Consolidated Balance Sheet at June 30, 2005 and December 31, 2004, respectively. We expect the majority of these environmental obligations to be paid over the next four to five years.

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

In exchange for broad releases from all claims that were or could have been asserted by shareholders in respect of QDI shares, and to eliminate the burden and expense of further litigation, we and our primary directors’ and officers’ liability insurer, on behalf of all defendants, have agreed to pay the class $8,150,000, of which $5,875,000 would be paid directly by the insurer and the balance of $2,275,000 would be paid by us. We have also agreed to pay the State Action plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $600,000. We recorded a pre-tax charge of $2.875 million in the fourth quarter of 2004 for these settlements. The $8,150,000 and the $600,000 are recorded in “Accrued Expenses” as the PPI class action settlement. The $5,875,000 is recorded in “Accounts Receivable” as Insurance receivable – PPI class action settlement. The $5,875,000 insurance reimbursement was paid to the United States District Court in July, 2005. We paid $2,275,000 to the United States District Court by July 15, 2005 and expect to pay the remaining $600,000 for plantiffs’ attorney fees and expenses before the end of our third quarter.

The settlements remain contingent on several factors, primarily approval of the settlement by the state and federal courts. The federal court has given preliminary approval and scheduled a hearing for final approval for September 23, 2005. No aspect of the settlements constitutes an admission or finding of wrongful conduct, acts, or omissions. There can be no assurance that failure to approve the settlement will not have a material adverse effect on us.

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

9. Guarantor Subsidiaries

The $125 million of 9% Senior Subordinated Notes due 2010 issued by QD LLC and QD Capital and the $85 million of Senior Floating Rate Notes due 2012 issued by QD LLC and QD Capital are fully and unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by all of our direct and indirect domestic subsidiaries (the “Guarantors”). In addition, we have fully and unconditionally guaranteed on a senior subordinated basis the 9% Senior Subordinated Notes and the Senior Floating Rate Notes. Each of our direct and indirect subsidiaries, including QD LLC, is 100% owned. All non-domestic subsidiaries including Levy Transport, Ltd. are non-guarantor subsidiaries. QD Capital has no material assets or operations. The Senior Floating Rate Notes are subordinate to the 9% Senior Subordinated Notes.

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

The following condensed consolidating financial information for the parent company, QD LLC, QD Capital, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at June 30, 2005 and December 31, 2004, condensed consolidating statements of operations for each of the three and six month periods ended June 30, 2005 and 2004, and condensed consolidating statements of cash flows for each of the six month periods ended June 30, 2005 and 2004.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Consolidating Statements of Operations

Three Months Ended June 30, 2005

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$139,230	$398	$—	$139,628
Other service revenue	—	—	16,814	212	—	17,026
Fuel surcharge	—	—	14,319	58	—	14,377

Total operating revenues	—	—	170,363	668	—	171,031

Operating expenses:
Purchased transportation	—	—	118,478	34	—	118,512
Compensation	—	—	16,281	161	—	16,442
Fuel, supplies and maintenance	—	—	9,024	260	—	9,284
Depreciation and amortization	—	—	4,136	168	—	4,304
Selling and administrative	—	—	4,259	33	—	4,292
Insurance claims	—	—	5,388	—	—	5,388
Taxes and Licenses	—	—	999	12	—	1,011
Communication and utilities	—	—	1,997	11	—	2,008
(Gain)/loss on disposal of property and equipment	—	—	81	—	—	81
PPI class action settlement and related expenses	—	—	404	—	—	404

Operating income (loss)	—	—	9,316	(11)	—	9,305

Interest expense, net	—	6,550	—	(101)	—	6,449
Write-off of debt issuance costs	—	—	—	—	—	—
Other (income) expense	—	—	(23)	—	—	(23)

Income (loss) before taxes	—	(6,550)	9,339	90	—	2,879
Income tax (provision) benefit	—	642	(701)	(102)	—	(161)
Equity in earnings (loss) of subsidiaries	2,718	8,626	—	—	(11,344)	—

Net income (loss)	$2,718	$2,718	$8,638	$(12)	$(11,344)	$2,718

Consolidating Statements of Operations

Three Months Ended June 30, 2004

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$131,164	$1,607	$—	$132,771
Other service revenue	—	—	17,766	243	—	18,009
Fuel surcharge	—	—	6,537	112	—	6,649

Total operating revenues	—	—	155,467	1,962	—	157,429

Operating expenses:
Purchased transportation	—	—	106,051	218	—	106,269
Compensation	—	—	14,488	566	—	15,054
Fuel, supplies and maintenance	—	—	8,182	533	—	8,715
Depreciation and amortization	—	—	5,510	364	—	5,874
Selling and administrative	—	—	9,068	44	—	9,112
Insurance claims	—	—	11,162	61	—	11,223
Taxes and licenses	—	—	766	55	—	821
Communication and utilities	—	—	1,735	19	—	1,754
(Gain)/loss on disposal of property and equipment	—	—	(4)	1	—	(3)
PPI class action settlement and related expenses	—	—	811	—	—	811

Operating income (loss)	—	—	(2,302)	101	—	(2,201)

Interest expense, net	(3)	5,429	—	48	—	5,474
Other (income) expense	—	—	37	19	—	56

Income (loss) before taxes	3	(5,429)	(2,339)	34	—	(7,731)
Income tax (provision) benefit	—	(1,060)	960	(31)	—	(131)
Equity in earnings (loss) of subsidiaries	(7,865)	(1,376)	—	—	9,241	—

Net income (loss)	$(7,862)	$(7,865)	$(1,379)	$3	$9,241	$(7,862)

Consolidating Statements of Operations

Six Months Ended June 30, 2005

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$272,045	$797	$—	$272,842
Other service revenue	—	—	33,443	437	—	33,880
Fuel surcharge	—	—	25,339	108	—	25,447

Total operating revenues	—	—	330,827	1,342	—	332,169
Operating expenses:

Purchased transportation	—	—	229,430	65	—	229,495
Compensation	—	—	30,687	330	—	31,017
Fuel, supplies and maintenance	—	—	15,960	481	—	16,441
Depreciation and amortization	—	—	8,419	338	—	8,757
Selling and administrative			10,493	70		10,563
Insurance claims	—	—	9,190	—	—	9,190
Taxes and Licenses	—	—	1,604	24	—	1,628
Communication and utilities	—	—	4,053	11	—	4,064
(Gain)/loss on disposal of property and equipment	—	—	53	—	—	53
PPI class action settlement and related expenses			913	—		913

Operating income (loss)	—	—	20,025	23	—	20,048

Interest expense, net	(7)	13,025	—	(256)	—	12,762
Write-off of debt issuance costs	—	—	1,110	—	—	1,110
Other (income) expense	—	—	(3)	13	—	10

Income (loss) before taxes	7	(13,025)	18,918	266	—	6,166
Income tax (provision) benefit	—	1,123	(1,419)	(236)	—	(532)
Equity in earnings (loss) of subsidiaries	5,627	17,529	—	—	(23,156)	—

Net income (loss)	$5,634	$5,627	$17,499	$30	$(23,156)	$5,634

Consolidating Statements of Operations

Six Months Ended June 30, 2004

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$257,644	$2,984	$—	$260,628
Other service revenue	—	—	35,965	457	—	36,422
Fuel surcharge	—	—	11,369	195	—	11,564

Total operating revenues	—	—	304,978	3,636	—	308,614

Operating expenses:
Purchased transportation	—	—	206,591	452	—	207,043
Compensation	—	—	29,091	1,116	—	30,207
Fuel, supplies and maintenance	—	—	16,502	1,010	—	17,512
Depreciation and amortization	—	—	11,174	720	—	11,894
Selling and administrative			12,886	98		12,984
Insurance claims	—	—	15,439	111	—	15,550
Taxes and licenses	—	—	1,609	108	—	1,717
Communication and utilities	—	—	3,591	44	—	3,635
(Gain)/loss on disposal of property and equipment	—	—	(27)	1	—	(26)
PPI class action settlement and related expenses			4,053	—		4,053

Operating income (loss)	—	—	4,069	(24)	—	4,045

Interest expense, net	(3)	10,596	—	98	—	10,691
Other (income) expense	—	—	57	27	—	84

Income (loss) before taxes	3	(10,596)	4,012	(149)	—	(6,730)
Income tax (provision) benefit	—	1,537	(1,644)	(63)	—	(170)
Equity in earnings (loss) of subsidiaries	(6,903)	2,156	—	—	4,747	—

Net income (loss)	$(6,900)	$(6,903)	$2,368	$(212)	$4,747	$(6,900)

CONSOLIDATING BALANCE SHEET

June 30, 2005

(Unaudited - In 000’s)

	QDI	QDI LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$597	$678	$—	$1,275
Accounts receivable, net	—	—	106,784	16	—	106,800
Current maturities of notes receivable from affiliates	—	—	453	—	—	453
Prepaid expenses	—	—	4,857	11	—	4,868
Prepaid tires	—	—	7,684	44	—	7,728
Other	—	—	2,449	6	—	2,455

Total current assets	—	—	122,824	755	—	123,579

Property and equipment, net	—	—	110,752	1,970	—	112,722
Assets held-for-sale	—	—	439	—	—	439
Goodwill, net	—	—	131,363	—	—	131,363
Intangibles, net	—	—	1,265	—	—	1,265
Notes receivable from affiliates	—	—	419	—	—	419
Investment in subsidiaries	(12,878)	152,256	—	—	(139,378)	—
Other assets	—	100,000	10,715	—	(100,000)	10,715

Total assets	$(12,878)	$252,256	$377,777	$2,725	$(239,378)	$380,502

LIABILITIES, MINORITY INTEREST, STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Accounts payable	—	—	13,751	26	—	13,777
Intercompany	15,370	(10,827)	(655)	(3,888)	—	—
Affiliates and independent owner-operators payable	—	—	14,899	(2)	—	14,897
Accrued expenses	—	—	43,558	92	—	43,650
Accrued loss and damage claims	—	—	30,384	—	—	30,384
Income taxes payable	—	—	420	997	—	1,417

Total current liabilities	15,370	(9,427)	102,357	(2,775)	—	105,525

Long-term indebtedness, less current maturities	—	274,561	—	—	—	274,561
Environmental liabilities	—	—	11,678	—	—	11,678
Other non-current liabilities	—	—	113,994	—	(100,000)	13,994
Deferred tax liability	—	—	—	1,159	—	1,159

Total liabilities	15,370	265,134	228,029	(1,616)	(100,000)	406,917

Minority interest in subsidiary	—	—	1,833	—	—	1,833

Stockholders’ equity (deficit):
Common stock	359,635	176,009	101,266	7,629	(284,904)	359,635
Treasury stock	(1,354)	—	—	—	—	(1,354)
(Accumulated deficit)/retained earnings	(174,637)	18,709	64,551	(3,129)	(80,131)	(174,637)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(18,008)	(18,007)	(17,902)	(104)	36,013	(18,008)
Stock purchase warrants	73	—	—	—	—	73
Unearned compensation, restricted stock and stock units	(2,827)	—	—	—	—	(2,827)
Stock subscription receivable	(1,541)	—	—	—	—	(1,541)

Total stockholders’ equity (deficit)	(28,248)	(12,878)	147,915	4,341	(139,378)	(28,248)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(12,878)	$252,256	$377,777	$2,725	$(239,378)	$380,502

CONSOLIDATING BALANCE SHEET

December 31, 2004

(In 000’s)

	QDI	QDI LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$730	$1,970	$—	$2,700
Accounts receivable, net	—	—	100,755	81	—	100,836
Current maturities of notes receivable from affiliates	—	—	839	—	—	839
Prepaid expenses	—	—	4,845	—	—	4,845
Prepaid tires	—	—	7,446	52	—	7,498
Other	—	—	2,071	—	—	2,071

Total current assets	—	—	116,686	2,103	—	118,789

Property and equipment, net	—	—	114,120	2,420	—	116,540
Assets held-for-sale	—	—	1,170	—	—	1,170
Goodwill, net	—	—	131,363	—	—	131,363
Intangibles, net	—	—	1,371	—	—	1,371
Notes receivable from affiliates	—	—	402	—	—	402
Investment in subsidiaries	(18,539)	141,820	—	—	(123,281)	—
Other assets	—	100,000	9,663	—	(100,000)	9,663

Total assets	$(18,539)	$241,820	$374,775	$4,523	$(223,281)	$379,298

LIABILITIES, MINORITY INTEREST, STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Accounts payable	—	—	14,504	4	—	14,508
Intercompany	15,561	(16,191)	3,090	(2,460)	—	—
Affiliates and independent owner-operators payable	—	—	9,985	(2)	—	9,983
Accrued expenses	—	—	44,114	139	—	44,253
Accrued loss and damage claims	—	—	33,670	—	—	33,670
Income taxes payable	—	—	1,158	1,393	—	2,551

Total current liabilities	15,561	(14,791)	106,521	(926)	—	106,365

Long-term indebtedness, less current maturities	—	275,150	—	—	—	275,150
Environmental liabilities	—	—	14,415	—	—	14,415
Other non-current liabilities	—	—	114,463	—	(100,000)	14,463
Deferred tax liability	—	—	—	1,172	—	1,172

Total liabilities	15,561	260,359	235,399	246	(100,000)	411,565

Minority interest in subsidiary	—	—	1,833	—	—	1,833

Stockholders’ equity (deficit):
Common stock	357,777	176,012	108,394	7,629	(292,035)	357,777
Treasury stock	(1,326)	—	—	—	—	(1,326)
(Accumulated deficit)/retained earnings	(180,271)	13,080	47,053	(3,159)	(56,974)	(180,271)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(18,042)	(18,042)	(17,904)	(138)	36,084	(18,042)
Stock purchase warrants	73	—	—	—	—	73
Unearned compensation, restricted stock	(1,077)	—	—	—	—	(1,077)
Stock subscription receivable	(1,645)	—	—	—	—	(1,645)

Total stockholders’ equity (deficit)	(34,100)	(18,539)	137,543	4,277	(123,281)	(34,100)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(18,539)	$241,820	$374,775	$4,523	$(223,281)	$379,298

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2005

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,634	$5,627	$17,499	$30	$(23,156)	$5,634
Adjustments for non-cash charges	(5,443)	(7,536)	1,867	338	23,156	12,382
Net Changes in assets and liabilities	—	—	(14,167)	(239)	—	(14,406)

Net cash provided by (used in) operating activities	191	(1,909)	5,199	129	—	3,610

Cash flows from investing activities:
Capital expenditures	—	—	(5,523)	(13)	—	(5,536)
Proceeds from sales of property and equipment	—	—	1,609	20	—	1,629
Other	—	—	—	—	—	—

Net cash (used in)/provided by investing activities	—	—	(3,914)	7	—	(3,907)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt		5,100				5,100
Net proceeds on revolver		(5,800)	—		—	(5,800)
Deferred financing fees	—	(2,755)	—	—	—	(2,755)
Other	—		2,323	—	—	2,323
Net change in intercompany balances	(191)	5,364	(3,745)	(1,428)	—	—

Net cash provided by (used in) financing activities	(191)	1,909	(1,422)	(1,428)	—	(1,132)

Net increase in cash and cash equivalents	—	—	(137)	(1,292)	—	(1,429)
Effect of exchange rate changes on cash			4	—		4
Cash and cash equivalents, beginning of period	—	—	730	1,970	—	2,700

Cash and cash equivalents, end of period	$—	$—	$597	$678	$—	$1,275

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2004

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6,900)	$(6,904)	$2,101	$(212)	$5,015	$(6,900)
Adjustments for non-cash charges	6,900	6,904	(6,380)	631	5,547	13,602
Net Changes in assets and liabilities	—	—	8,124	(132)	(10,562)	(2,570)

Net cash provided by operating activities	—	—	3,845	287	—	4,132

Cash flows from investing activities:
Capital expenditures	—	—	(4,256)	(21)	—	(4,277)
Acquisition of tank wash assets	—	—	(781)	—	—	(781)
Proceeds from sales of property and equipment	—	—	329	34	—	363

Net cash (used in)/provided by investing activities	—	—	(4,708)	13	—	(4,695)

Cash flows from financing activities:
Net proceeds on revolver	—	1,500	—	—	—	1,500
Net principal payments of long-term debt	—	(830)	—	—	—	(830)
Deferred financing fees	—	(369)	—	—	—	(369)
Other	17	—	547	—	—	564
Net change in intercompany balances	(17)	(301)	799	(481)	—	—

Net cash provided by (used in) financing activities	—	—	1,346	(481)	—	865

Net increase in cash and cash equivalents	—	—	483	(181)	—	302
Effect of exchange rate changes on cash	—	—	(91)	189	—	98
Cash and cash equivalents, beginning of period	—	—	705	250	—	955

Cash and cash equivalents, end of period	$—	$—	$1,097	$258	$—	$1,355

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

Overview

We operate the largest dedicated bulk tank truck network in North America based on bulk service revenues, and we believe we have more than twice the revenues of our closest competitor in our primary chemical bulk transport market in the U.S. The bulk tank truck market in North America includes all items shipped by bulk tank truck carriers and consists primarily of the shipping of chemicals, gasoline and food-grade products. We transport a broad range of chemical products and provide our customers with value-added services. We extensively utilize third-party affiliate terminals and owner-operator drivers in our core bulk service network. Our light-asset-based operations enable us to minimize our capital investments and increase the flexibility of our cost structure, while providing superior localized customer service. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including the Dow Chemical Company, Procter & Gamble Company, E.I. Dupont and PPG Industries, and we provide services to most of the top 100 chemical producers in the world with U.S. operations. We expect to grow as our customers continue to outsource more of their logistics needs to full-service carriers.

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

We have historically focused on maximizing cash flow and return on invested capital. Our affiliate program has reduced the amount of capital that we need to maintain and grow our terminal network. In addition, the extensive use of owner-operators reduces the amount of capital needed to operate our fleet of tractors, which have shorter economic lives than trailers.

We believe the most significant factors to achieving future business growth are the ability to (a) recruit and retain drivers, especially given the hours-of-service regulations that became effective in 2004, (b) add new affiliates, and (c) further expand our existing network by adding new customers and obtaining additional business from existing customers.

On July 13, 2004, we sold certain assets of Power Purchasing Inc. (“PPI”) including accounts, customer lists and insurance contracts. These assets were related to the business of offering insurance to individuals who are not owner-operators, affiliates and fleet owners doing business regularly with us (“QDI Persons”).

For the retained business, which encompasses the on-going transactions with owner-operators, affiliates and fleet owners, we entered into a three-year outsourcing agreement whereby a third party insurance brokerage company performs the administrative responsibilities for insurance-related services offered to QDI Persons. We receive a percentage of certain commissions, underwriting profits, administrative and other defined revenues related to the outsourced administrative responsibilities for insurance-related services. We have retained certain assets and liabilities of PPI including the reserves established on the uninsured policies identified during the investigation of irregularities at PPI.

Operating results for the six-month period ended June 30, 2004 include our orange juice transportation operations, which were sold in August 2004. The orange juice transportation operations generated $1.6 million and $2.7 million of revenues for the three and six months ended June 30, 2004, respectively and we also incurred $1.2 million of start-up costs and initial operating losses related to our entry into this business. We also sold certain assets, primarily tractors and trailers related to the glass transportation business of Levy Transport, Ltd., in August of 2004. These operations were not material to our 2004 operating results.

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

Property and Equipment - Property and equipment expenditures, including tractor and trailer rebuilds that extend the useful lives of such equipment, are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets to an estimated salvage value. Annual depreciable lives are 10-25 years for buildings and improvements, 5-20 years for tractors and trailers, 5-7 years for terminal equipment, 3-5 years for furniture and fixtures, and 3-10 years for other equipment. Tractor and trailer rebuilds, which are recurring in nature and extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 5 to 10 years, based on the type and extent of these rebuilds. Maintenance and repairs are charged directly to expense as incurred. Management estimates the useful lives of these assets based on historical trends and the age of the assets when placed in service, and any changes in the actual lives could result in material changes in the net book value of these assets. Additionally, we estimate the salvage values of these assets based on historical sales of disposals, and any changes in the actual salvage values could also affect the net book value of these assets.

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

Goodwill - Goodwill is reviewed for impairment annually and whenever events or circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events or circumstances indicate possible impairment. We identified three reporting units: transportation operations, insurance operations and Mexican operations. We allocated goodwill to the transportation operation as it principally resulted from the acquisition of Chemical Leaman Corporation in 1998. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill. We performed our annual assessment during the second quarter of 2005. We used a combination of discounted cash flows and valuation of our capital structure to estimate the fair value. Projections for future cash flows were based on our recent operating trends. If actual cash flows turn out to be significantly less than projections, then the impairment analysis could change, possibly resulting in future impairment charges.

Deferred tax assets - We use the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of June 30, 2005, management has deemed it appropriate to establish a valuation allowance against the net deferred tax assets. Any change in the actual future results of operations could impact the valuation of the net deferred tax asset.

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

Accident claims reserves - We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5 million per incident for property damage and $1 million for workers’ compensation for periods after September 15, 2002. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease, for cargo losses, and for pollution legal liability. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own risk management department personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss claims, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Pension Plans - We maintain two noncontributory defined-benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (5.5%) and assumed rates of return (7.50%). Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

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

In December 2004, the FASB issued SFAS No. 123 (revised in 2005), “Share-Based Payments.” In April 2005, the SEC announced that the effective date of SFAS No. 123(R), “Share-Based Payments”, has been deferred for certain public companies. SFAS 123(R), as amended, requires that all share-based payments to employees, including grants of employee equity incentives, are to be recognized in the income statement based on their fair values and is effective for fiscal years beginning after June 15, 2005. SFAS 123(R) will be applicable to the Company beginning January 1, 2006, and will be adopted using the “modified prospective” method. The “modified prospective” method requires compensation costs to be recognized beginning with the effective date of adoption for (a) all share-based payments granted after the effective date and (b) awards granted to employees prior to the effective date of the statement that remain unvested on the effective date. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB No. 25, and as such, generally recognizes no compensation cost for employee equity incentives. Accordingly, the adoption of SFAS No. 123(R) will have a significant impact on the Company’s results of operations, although it will have no impact on our overall liquidity. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income (loss) and earnings (loss) per share included in the stock-based compensation table in Note 2 –Earnings Per Share below.

Staff Accounting Bulletin 107 from the Securities and Exchange Commission was issued on March 29, 2005 and provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). We are in the process of analyzing this bulletin in order to determine its effects, if any, on our consolidated financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate any effects from this statement on our consolidated financial position and results of operations.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and six months ended June 30, 2005 and June 30, 2004 :

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Transportation	81.64%	84.34%	82.14%	84.45%
Other service revenue	9.95%	11.44%	10.20%	11.80%
Fuel surcharge	8.41%	4.22%	7.66%	3.75%

Total operating revenues	100.00%	100.00%	100.00%	100.00%

OPERATING EXPENSES:
Purchased transportation	69.29%	67.50%	69.09%	67.09%
Compensation	9.61%	9.56%	9.34%	9.79%
Fuel, supplies and maintenance	5.43%	5.54%	4.95%	5.67%
Depreciation and amortization	2.52%	3.73%	2.64%	3.85%
Selling and administrative	2.51%	5.79%	3.18%	4.21%
Insurance claims	3.15%	7.13%	2.77%	5.04%
Taxes and licenses	0.59%	0.52%	0.49%	0.56%
Communication and utilities	1.17%	1.11%	1.22%	1.18%
(Gain) loss on disposal of property and equipment	0.05%	0.00%	0.02%	-0.01%
PPI class action settlement and related expenses	0.24%	0.52%	0.27%	1.31%

Total operating expenses	94.56%	101.40%	93.97%	98.69%

Operating income/(loss)	5.44%	-1.40%	6.03%	1.31%

Interest expense, net	3.77%	3.48%	3.84%	3.46%
Write-off of debt issuance costs	0.00%	0.00%	0.33%	0.00%
Other expense	-0.01%	0.03%	0.00%	0.03%

Income/(loss) before income taxes	1.68%	-4.91%	1.86%	-2.18%
(Provision) benefit for income taxes	-0.09%	-0.08%	-0.16%	-0.06%

Income/(loss) from continuing operations	1.59%	-4.99%	1.70%	-2.24%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues. For the quarter ended June 30, 2005, total revenues were $171.0 million, an increase of $13.6 million, or 8.6%, from revenues of $157.4 million for the same period in 2004. Transportation revenue increased $6.9 million, or 5.2%. The increase in revenue was partially offset by a $1.3 million decrease in our transportation revenue from our Canadian operating subsidiary resulting from the sale of its glass and mining operations and a decrease in their overall trucking operations and a $1.6 million decrease in revenue from the orange juice transportation business that was a part of our operations in the 2004 period but not the 2005 period. Since January 1, 2004, our affiliates added nine new terminals providing us with approximately $5.2 million of incremental revenue in the second quarter of 2005. The remainder of the increase is primarily attributable to rate increases.

Other service revenues decreased $1.0 million, or 5.5%. This reduction was primarily due to a $0.6 million decrease in revenues at our PPI subsidiary resulting from lower premium revenues after the sale of certain assets of PPI. The fuel surcharge increased by $7.7 million as a result of higher fuel prices.

Operating expenses. Purchased transportation increased by $12.2 million or 11.5% due to higher revenues and the impact of several conversions of company terminals to affiliates during 2004. As terminals are converted, we reduce overhead expense as well as fuel, supplies and maintenance expense and increase purchased transportation expense, representing the affiliates’ percentage split of revenues which includes fuel surcharges. Purchased transportation as a percentage of transportation revenue and fuel surcharge was relatively flat at 77.0% for the current quarter versus 76.2% the prior year.

Compensation expense increased $1.4 million, or 9.2% primarily due to the costs associated with the hiring of our new Chief Executive Officer offset in part by decreases in payroll arising from the sale of certain assets of PPI and the Levy glass division during the third quarter of 2004. Fuel, supplies and maintenance increased $0.6 million or 6.5% due to higher fuel costs and increased maintenance at our wash facilities. Depreciation expense decreased $1.6 million, or 26.7%, due primarily to certain trailers being transferred to held-for-sale, which halts depreciation on those assets as well as a number of assets that became fully depreciated at the end of 2004.

Selling and administrative expenses decreased $4.8 million, or 52.9%. This decrease is primarily attributable to a $4.1 million charge incurred in the 2004 period for environmental costs associated with the West Caln Township, PA site, and a $0.5 million decrease in professional and other fees related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, the restatement of our financial statements and various legal proceedings other than PPI.

Insurance expense decreased $5.8 million, or 52.0%, due primarily to a $5.0 million charge in the prior year to adjust our insurance reserves. The PPI class action settlement and related expenses decreased $0.4 million in the second quarter of 2005 since a settlement has been agreed by the parties, subject to state and federal court approval.

Operating income and margin. For the quarter ended June 30, 2005, operating income totaled $9.3 million, an increase of $11.5 million, compared to an operating loss of $2.2 million for the same period in 2004. The operating margin for the quarter ended June 30, 2005, was 5.4% compared to a negative margin of 1.4% for the same period in 2004 as a result of the above items.

Interest expense, net. Interest expense, net increased by $1.0 million or 17.8% in the second quarter of 2005 compared to the same period in 2004 as a result of higher LIBOR rates and the issuance in January 2005 of new debt with higher overall interest rates (which includes debt issuance costs as a component of interest expense) but with extended maturity dates.

Income taxes. The provision for income taxes remained relatively consistent in both periods. The provision in the prior year period represents state franchise and foreign taxes.

Net income. For the quarter ended June 30, 2005, our net income was $2.7 million compared to a net loss of $7.9 million for the same period last year.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues. For the six months ended June 30, 2005, revenues totaled $332.2 million, an increase of $23.6 million, or 7.6%, from revenues of $308.6 million for the same period in 2004. Transportation revenue increased $12.2 million, or 4.7%. The revenue increase was partially offset by a $2.3 million decrease in our transportation revenue from our Canadian operating subsidiary resulting from the sale of its glass and mining operations and a $2.7 million decrease in revenue from the orange juice transportation business that was a part of our operations in the 2004 period but not the 2005 period. Since January 1, 2004, our affiliates added nine new terminals providing us with approximately $10.3 million of incremental revenue in the first six months of 2005. The remainder of the increase is primarily attributable to rate increases.

Other service revenues decreased $2.5 million, or 7.0%. This reduction was primarily due to a $2.0 million decrease in revenues at our PPI subsidiary resulting from lower premium revenues after the sale of certain assets of PPI. The fuel surcharge increased by $13.9 million or 120.1% as a result of higher fuel prices.

Operating expenses. Purchased transportation increased by $22.5 million or 10.8% due to higher revenues and the impact of several conversions of company terminals to affiliates during 2004. As terminals are converted, we reduce overhead expense as well as fuel, supplies and maintenance expense and increase purchased transportation expense, representing the affiliates’ percentage split of revenues. Purchased transportation as a percentage of transportation revenue and fuel surcharge was relatively flat at 76.9% for the current period versus 76.1% the prior year.

Compensation expense increased $0.8 million, or 2.7% primarily due to the costs associated with the hiring of our new Chief Executive Officer offset in part by decreases in payroll arising from the sale of certain assets of PPI and the Levy glass division during the third quarter of 2004. Fuel, supplies and maintenance decreased $1.1 million or 6.1% due to the conversion of company owned terminals to affiliates offset in part by rising energy prices and increased maintenance costs. Depreciation expense decreased $3.1 million, or 26.4%, due primarily to certain trailers being transferred to held-for-sale, which halts depreciation on those assets as well as a number of assets that became fully depreciated at the end of 2004.

Selling and administrative expenses decreased $2.4 million, or 18.6%. This decrease is primarily attributable to a $4.1 million charge incurred in the 2004 period for environmental costs associated with the West Caln Township, PA site, offset by a $1.3 million increase in professional and other fees related to the implementation of Section 404 of the Sarbanes-Oxley Act, the restatement of our prior year financial statements, tax services and various legal proceedings other than PPI.

Insurance expense decreased $6.4 million, or 40.9%, due primarily to a $5.0 million charge in the prior year to adjust our insurance reserves, a $0.5 million net difference from the prior year for major claims. PPI class action settlement and related expenses decreased $3.0 million in the first six months of 2005 since a settlement has been agreed by the parties, subject to state and federal court approval.

Operating income and margin. For the six months ended June 30, 2005, operating income totaled $20.0 million, an increase of $16.0 million, compared to operating income of $4.0 million for the same period in 2004. The operating margin for the first six months ended June 30, 2005, was 6.03% compared to 1.31% for the same period in 2004 as a result of the above items.

Interest expense, net. Interest expense increased by $2.1 million or 19.4% in the first six months of 2005 compared to the same period in 2004 as a result of higher LIBOR rates and the issuance in January 2005 of new debt with higher overall interest rates (which includes debt issuance costs as a component of interest expense) but with extended maturity dates.

Write-off of Debt Issuance Costs. In the first quarter of 2005 we wrote off $1.1 million of debt issuance costs associated with the $70 million repayment of the term loan.

Income taxes. The provision for income taxes increased by $0.4 million for the six months ended June 30, 2005 from the same period in 2004 primarily due to state franchise and foreign taxes. The provision in the prior year period represents state franchise and foreign taxes.

Net income. For the six months ended June 30, 2005, our net income was $5.6 million compared to a net loss of $6.9 million for the same period last year.

Liquidity and Capital Resources

The following summarizes our cash flows for the six months ended 2005 and 2004 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

(In Thousands)	Six Months Ended June 30,
	2005	2004
Net cash provided by operating activities	$3,610	$4,132
Net cash used in investing activities	(3,907)	(4,695)
Net cash (used in)/provided by financing activities	(1,132)	865

Net (decrease)/increase in cash	(1,429)	302
Effect of exchange rate changes on cash	4	98
Cash at beginning of year	2,700	955

Cash at end of period	$1,275	$1,355

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Our revolving credit agreement terminates in November of 2008. Our primary cash needs consist of capital expenditures and debt service including our variable term loan due in 2009, our 9% senior subordinated notes due 2010 (“Senior Subordinated Notes”) and our Senior Floating Rate Notes due 2012 (“Senior Floating Rate Notes”) (which were issued in January 2005 and were used to pay off borrowings under our revolving credit facility, and our Series B floating interest rate notes, and to pay down our term loan). We incur capital expenditures for the purpose of purchasing tractors and trailers to meet our strategic needs during the year, and maintaining and improving our infrastructure. We have accrued $22.7 million for environmental claims and $35.3 million for loss and damage claims and the timing of the cash payment for such claims is uncertain. If our net cash provided by operating activities is insufficient to cover the payment of such claims then it may be necessary to use our revolving credit facility.

We generated $3.6 million in cash from operating activities for the six month period ended June 30, 2005 compared to $4.1 million for the comparable 2004 period. The $0.5 million decrease in cash provided by operating activities was primarily due to the utilization of cash for accounts payable and damage claims offset in part by increased profitability and improved accounts receivable collections.

Cash used in investing activities totaled $3.9 million for the six month period ended June 30, 2005, compared to $4.7 million used for the comparable 2004 period. The decrease of $0.8 million is mainly the result of an increase in capital expenditures of $1.3 million in 2005 primarily for new trailers versus 2004, and the non-recurrence of $0.8 million in expenditures for the purchase of a tankwash facility in 2004, offset by an increase in 2005 of $1.3 million in proceeds from asset dispositions.

Cash used in financing activities increased to $1.1 million during the six months ended June 30, 2005, compared to net cash provided by financing activities of $0.9 million for the same period in 2004 due primarily to the cost of issuing our Senior Floating Rate Notes in January 2005 offset in part by an increase in book overdrafts. During the first six months of 2005, we utilized our revolving credit facility to fund certain working capital activities while repaying the amount in full by the end of each of the two quarters.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at June 30, 2005, over the periods we expect them to be paid (dollars in thousands):

	Total	Remainder of Fiscal Year 2005	1 – 3 Years	3– 5 Years	After 5 Years
Operating leases (1)	$10,835	$2,436	$5,178	$1,915	$1,306
Unconditional purchase commitment (2)	1,515	1,515	—	—	—
Total indebtedness (3)	277,550	700	2,800	64,050	210,000
Interest on indebtedness (4)	139,953	14,205	48,887	48,081	28,780

Total	$429,853	$18,856	$56,865	$114,046	$240,086

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases.
(2)	These obligations represent firm purchase commitments for the purchase of trailers.
(3)	Excludes a discount of $1.6 million.
(4)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of June 30, 2005 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of June 30, 2005 will remain in effect until maturity.

Additionally, we have $22.7 million of environmental liabilities, $12.1 million of pension plan obligations and $4.9 million of other long term insurance claim obligations we expect to pay out over the next four to seven years. We also have $38.1 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of June 30, 2005 for our insurance administrator was $33.6 million. Based on an ongoing assessment by our insurance administrator, we may be required to post up to an additional $6.0 million letter of credit. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit.

In July, 2005, we signed a new lease for approximately 52,000 square feet for our corporate headquarters. The current lease on our existing location expires October 2006 but we plan to relocate to the new facility in August 2006. Our annual rental expense, excluding common area maintenance charges and real estate taxes under the new lease, will be approximately $1.2 million.

Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. The Notes, due January 15, 2012, will pay interest quarterly on January 15, April 15, July 15, and October 15. Interest will accrue at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds were used to repay approximately $70 million of the term loan under our credit facility and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of outstanding Series B Notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our credit facility. The credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The interest rate on the Senior Floating Rate Notes at June 30, 2005 was 7.64%.

We incurred $2.0 million in debt issuance costs relating to the Senior Floating Rate Notes. We are amortizing these costs over the term of the notes. The balance of the debt issuance costs as of June 30, 2005 was $1.9 million.

Term Loan

On November 13, 2003, QD LLC and QD Capital, issued a private offering of $125 million aggregate principal amount of Senior Subordinated Notes and entered into a new credit agreement consisting of a $140 million delayed drawn term-loan, a $75 million revolving credit facility, and a $20 million pre-funded letter of credit facility. On March 10, 2005, we completed the conversion of the Senior Subordinated Notes from private debt to public debt.

The Term Loan bears interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios. The interest is payable quarterly on March 15, June 15, September 15 and December 15. The Term Loan matures on November 12, 2009. The interest rate on the Term Loan at June 30, 2005 and 2004 was 6.24% and 4.11%, respectively.

We incurred $3.4 million in debt-issuance costs relating to the Term Loan and wrote-off $1.1 million of the debt-issuance costs upon the $70 million repayment of the Term Loan in January 2005. We are amortizing the $2.3 million remaining debt-issuance costs over the term of the Term Loan to interest expense using the effective-interest method. The balance of these debt issuance costs as of June 30, 2005 was $1.5 million.

Revolving Credit Facility

Our revolving credit facility comprises a $75.0 million revolving credit facility that is available until November 12, 2008 and a $20 million pre-funded letter of credit facility that is available until November 12, 2009. The revolving credit facility can be used for working capital and general corporate purposes, including permitted acquisitions and additional letters of credit. At June 30, 2005, we had $56.9 million available under the revolving credit facility and $38.1 million in outstanding letters of credit.

Interest on the revolving credit facility is, at our option, (a) 2.50% in excess of the Base Rate provided in the credit agreement or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolving credit facility at June 30, 2005 was 8.5%.

The credit facility provides for payment by us in respect of outstanding letters of credit of an annual fee equal to the spread over the Eurodollar rate for Eurodollar Loans under the revolving credit facility from time to time in effect on the aggregate outstanding stated amounts of such letters of credit and a fronting fee equal to 1/4 of 1.0% on the aggregate outstanding stated amounts of such letters of credit. We pay a commitment fee equal to 1/2 of 1.0% per annum on the undrawn portion of the available commitment under the revolving credit facility, subject to decreases based on the achievement of certain financial ratios.

Voluntary prepayments and commitment reductions will be permitted in whole or in part, subject to minimum prepayment or reduction requirements, without premium or penalty, provided that voluntary prepayments of Eurodollar Loans on a date other than the last day of the relevant interest period will be subject to payment of customary breakage costs, if any.

We incurred $1.5 million in debt-issuance costs relating to the revolving credit facility. We are amortizing these costs over the term of the revolver. The balance of the debt-issuance costs as of June 30, 2005 was $1.1 million.

Senior Subordinated Notes

The Senior Subordinated Notes are unsecured obligations guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The interest is payable semi-annually on May 15 and November 15. The Senior Subordinated Notes mature on November 12, 2010.

We incurred $5.5 million in debt-issuance costs relating to the Senior Subordinated Notes. We are amortizing these costs over the term of the Senior Subordinated Notes. The balance of the debt issuance costs as of June 30, 2005 was $4.2 million.

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

Collateral, Guarantees and Covenants

The loans and letters of credit under the credit agreement are guaranteed by all of our existing and future direct and indirect domestic subsidiaries (collectively, the “subsidiary guarantors”). Our obligations and our subsidiary guarantor obligations are collateralized by a first priority perfected lien on substantially all of our properties and assets and the subsidiary guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by us and the subsidiary guarantors, subject to certain exceptions. In addition, in certain cases, no more than 65.0% of the stock of our foreign subsidiaries is required to be pledged. Such assets pledged also collateralize certain interest rate protection and other hedging agreements permitted by the credit facility that may be entered into from time to time by us.

The credit agreement contains restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions, redeemable common stock, and preferred stock issuance, capital expenditures, and the payment of dividends. At June 30, 2005, we were in compliance with all debt covenants. The credit agreement includes one financial covenant, the ratio of Senior Secured Debt (as defined) to Consolidated EBITDA (as defined), which must maintained. As of June 30, 2005, QD LLC was in compliance with this financial covenant.

Debt Retirement

The following is a schedule of our indebtedness at June 30, 2005 over the periods we are required to pay such indebtedness (dollars in thousands):

(in 000’s)	Remainder of 2005	2006	2007	2008	2009 and after	Total
Variable term loan due 2009	$700	$1,400	$1,400	$1,400	$62,650	$67,550
9% senior subordinated notes, due 2010	—	—	—	—	125,000	125,000
Revolving credit facility	—	—	—	—	—	—
Senior Floating Rate Notes, due 2012	—	—	—	—	85,000	85,000

Total	$700	$1,400	$1,400	$1,400	$272,650	$277,550

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

We believe that, based on current operations and anticipated growth, our cash flow from operations, together with available sources of liquidity, including borrowings under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including obligations under our credit agreement and satisfy other long-term contractual commitments for the next twelve months.

However, for periods extending beyond twelve months, if our operating cash flow and borrowings under the revolving credit facility are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we would be required to seek alternative financing. These alternatives would likely include another restructuring or refinancing of our long-term debt, the sale of a portion or all of our assets or operations or the sale of additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms, or were not permitted under our existing agreements, we might default on some or all of our obligations. If we default on our obligations, including our financial covenants required to be maintained under the credit facility, and the debt under the indentures for the new notes were to be accelerated, our assets might not be sufficient to repay in full all of our indebtedness, and we might be forced into bankruptcy.

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

As a holding company with no significant assets other than ownership of 100% of QD LLC’s membership units, we also depend upon QD LLC’s cash flows to service its debt. QD LLC’s ability to make distributions to us is restricted by the financial covenants contained in the credit facility and the indentures governing the QD LLC Notes. As of June 30, 2005, QD did not have any direct cash obligations.

Since QD LLC is prevented under the credit facility from paying dividends to QDI, we do not expect to pay dividends on our common stock in the foreseeable future. In addition, the agreements governing our indebtedness restrict our ability to pay dividends.

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report along with other documents that are publicly disseminated by us and oral statements that are made on behalf of us contain or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report and in any subsequent filings made by us with the SEC other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors:

•	general economic conditions,

•	the availability of diesel fuel,

•	adverse weather conditions,

•	competitive rate fluctuations,

•	our substantial leverage and restrictions contained in our debt agreements, including our credit facility and our indentures,

•	the cyclical nature of the transportation industry due to various economic factors such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements,

•	our dependence on affiliates and owner-operators and our ability to attract and retain owner-operators, affiliates and company drivers,

•	changes in, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry,

•	our obligations under both historical and future environmental regulations and the increasing costs of environmental compliance,

•	our ability or inability to reduce our claims exposure through insurance due to changing conditions and pricing in the insurance marketplace,

•	with respect to the insurance irregularities at PPI, the non-approval of the settlement by the federal court and/or state court,

•	the cost of complying with existing and future anti-terrorism security measures enacted by federal, state and municipal authorities,

•	the potential loss of our ability to use net operating losses to offset future income due to a change of control, and

•	changes in senior management.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements.

All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under QD LLC’s credit facility and our Senior Floating Rate Notes. Interest rates for the revolving credit facility are based, at QD LLC’s option, on either the administrative agent’s base rate plus 2.50% or upon the Eurodollar rate plus 3.50%; and interest rates for the term loan are based, at QD LLC’s option, upon the administrative agent’s base rate plus 2.0% or upon the Eurodollar rate plus 3.0%, in each case subject to reductions in the applicable margins for the revolving credit facility and term loan only if we reduce our total consolidated leverage below certain levels. The Senior Floating Rate Notes have an interest rate of LIBOR plus 4.50%.

$ in 000s	Balance at June 30, 2005	Interest Rate at June 30, 2005	Effect of 1% Change
Senior Floating Rate Notes	$85,000	7.64%	$850
Term Loan	67,550	6.24%	676

Total	$152,550		$1,526

At June 30, 2005, a 1% point change in the current per annum interest rate would result in $1.5 million of additional interest expense over a twelve month period.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 7.4% of our consolidated revenue in the first six months of 2005 and 7.1% of our consolidated revenue in the first six months of 2004. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At June 30, 2005, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the six months ended June 30, 2005 and 2004, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Assets and liabilities for our Canadian operations are matched in the local currency. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact from our Canadian operations on translating assets and liabilities into dollars is included as a component of shareholders’ equity. In comparing the average exchange rates between the first six months of fiscal 2005 and the year-ago period, the Canadian dollar appreciated against the United States dollar by approximately 8.4%. Our revenue results for the first six months of fiscal year 2005 was positively impacted by a $1.9 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar. The appreciation of the Canadian dollar since December 31, 2004 was the primary reason for the less than $0.1 million increase in cumulative currency translation gains in stockholders’ equity for the six months ended 2005.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for 2004 related to the Canadian dollar versus the United States dollar. We estimate that a 1% point adverse change in the Canadian dollar foreign exchange rate would decrease our revenues by approximately $0.2 million in 2005, assuming no changes other than the exchange rate itself. As discussed above, this quantitative measure has inherent limitations.

Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at June 30, 2005, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. As of June 30, 2005, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our principal executive officer and our principal accounting officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005, because the following material weaknesses in our internal control over financial reporting, as fully described in our Form 10-K/A for the year ended December 31, 2004, had not been remediated:

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

During the quarter ended March 31, 2005, we remediated two of the four identified material weaknesses in our Form 10-K/A by implementing a process of quarterly review by designated senior executives of the accuracy of cash on deposit with our insurers and the accuracy of self-insurance reserves and the related provisions. We performed additional analysis and other post-closing procedures to provide assurances that our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly states in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in internal control

During the quarter ended June 30, 2005, we hired three additional professionals to strengthen our accounting function. These professionals are located at our headquarters and are involved in the reconciliation and analysis of critical accounts. Additionally, we have identified and plan to install, and test new accounting software in 2005 with a 2006 implementation date. The implementation of this software is an important element of our plan to remediate identified weaknesses in our internal control over financial reporting. Except as otherwise discussed herein, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than reported in “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K/A for the year ended December 31, 2004, “Note 20. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K/A and “Note 8. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business or what is described in Footnote 8 “Commitments and Contingencies”, and no material developments have occurred in any proceedings described in such Form 10-K/A.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

The annual general meeting of the shareholders of Quality Distribution, Inc. was held on April 7, 2005. At the meeting, the following actions were approved by the shareholders:

1.	The following directors were elected as a Director of the Company. The voting on the resolution was as follows:

	For	Withheld
Marc. E. Becker	16,310,787	1,967,390
Robert H. Falk	16,629,571	1,648,606
Thomas L. Finkbiner	16,635,966	1,642,211
Robert E. Gadomski	17,937,929	340,248
Joshua J. Harris	16,323,259	1,954,918
Richard B. Marchese	17,929,079	349,098
Thomas R. Miklich	17,937,729	340,448
Donald C. Orris	17,929,079	349,098
Eric L. Press	16,642,093	1,636,084
Alan H. Schumacher	17,774,527	503,650
Michael D. Weiner	16,642,093	1,636,084

2.	The voting on the following resolutions was as follows:

	For	Withheld	Abstain
Ratification of Pricewaterhouse Coopers as Independent Registered Certified Public Accounting Firm	18,872,030	5,447	700
Amendment of the 2003 Stock Option Plan	12,805,784	3,882,596	4,677
Amendment of the 2003 Restricted Stock Incentive Plan	13,894,961	2,793,029	5,067

As described in our definitive information statement on Schedule 14C filed on June 8, 2005 and on the Current Report Form 8-K filed June 28, 2005, shareholders holding a majority of the outstanding shares of QDI common stock took action by written consent to amend the QDI’s Articles of Incorporation on May 13, 2005. The amendment, which took effect twenty days following the distribution of the information statement, increased the maximum number of members that our Board of Directors may comprise from eleven to thirteen.

ITEM 5. OTHER INFORMATION

None

ITEM 6. Exhibits

Exhibit No.	Description
3.2	Articles of Amendment dated June 28, 2005 to Amended and Restated Articles of Incorporation of Quality Distribution, Inc. dated November 5, 2003. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 28, 2005.

3.3	Amended and Restated By-Laws of Quality Distribution, Inc. dated November 5, 2003, as amended June 28, 2005. Incorporated herein by reference to Exhibit 3.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 28, 2005.

10.23	Quality Distribution, Inc. 2003 Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on May 13, 2005.

10.24	Form of Non-Qualified Stock Option Agreement. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 6, 2005.

10.25	Quality Distribution, Inc. 2003 Restricted Stock Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc., Current Report on Form 8-K filed on May 13, 2005.

10.26	Form of Restricted Stock Award Agreement. Incorporated herein by reference to Exhibit 10.6 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 6, 2005.

10.35	Employment agreement dated June 6, 2005 between Quality Distribution, Inc. and Thomas L. Finkbiner. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc’s Current Report on Form 8-K filed on June 6, 2005.

10.36	Employment agreement dated June 5, 2005 between Quality Distribution, Inc. and Gerald L. Detter. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc’s Current Report on Form 8-K filed on June 6, 2005.

10.37	2005 Restricted Stock Unit Grant Agreement, dated as of June 5, 2005 between Quality Distribution, Inc. and Gerald L. Detter. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc’s Current Report on Form 8-K filed on June 6, 2005.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

August 9, 2005	/s/ GERALD L. DETTER
GERALD L. DETTER, PRESIDENT AND
CHIEF EXECUTIVE OFFICER
(DULY AUTHORIZED OFFICER)

August 9, 2005	/s/ TIMOTHY B. PAGE
TIMOTHY B. PAGE, SENIOR VICE
PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)