Form 10-Q
period 2005-09-30
QUALITY DISTRIBUTION INC
filed 2005-11-09
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2005
Common Stock (no par value per share)	19,009,876

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Quality Distribution, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited — in 000’s, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Transportation	$136,184	$133,372	$409,026	$394,000
Other service revenue	17,053	17,197	50,933	53,619
Fuel surcharge	17,389	7,852	42,836	19,416

Total operating revenues	170,626	158,421	502,795	467,035

OPERATING EXPENSES:
Purchased transportation	119,465	107,600	348,960	314,643
Compensation	15,485	14,844	46,502	45,051
Fuel, supplies and maintenance	9,608	7,836	26,049	25,348
Depreciation and amortization	4,107	5,741	12,864	17,635
Selling and administrative	5,451	5,382	16,014	18,366
Insurance claims	6,746	3,506	15,936	19,056
Taxes and licenses	605	682	2,233	2,399
Communication and utilities	1,588	1,625	5,652	5,260
Loss (gain) on disposal of property and equipment	280	1,346	333	1,320
PPI class action settlement and related expenses	126	790	1,039	4,843

Total operating expenses	163,461	149,352	475,582	453,921

Operating income	7,165	9,069	27,213	13,114
Interest expense, net	6,877	5,500	19,639	16,191
Write-off of debt issuance costs	—	—	1,110	—
Other (income)/expense	(132)	130	(122)	214

Income/(loss) before income taxes	420	3,439	6,586	(3,291)
Provision for income taxes	(370)	(688)	(902)	(858)

Net income/(loss)	$50	$2,751	$5,684	$(4,149)

PER SHARE DATA:
Net income/(loss) per common share
Basic	$0.00	$0.15	$0.30	$(0.22)

Diluted	$0.00	$0.14	$0.29	$(0.22)

Weighted average number of shares
Basic	18,929	18,914	18,929	18,904

Diluted	19,217	18,985	19,302	18,904

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc and Subsidiaries

Consolidated Balance Sheets

(In 000’s)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,423	$2,700
Accounts receivable, net of allowance of $7,458 and $7,228	100,765	100,836
Current maturities of notes receivable from affiliates	335	839
Prepaid expenses	3,866	4,845
Prepaid tires	7,727	7,498
Other	2,717	2,071

Total current assets	116,833	118,789
Property and equipment, net	114,496	116,540
Assets held-for-sale	283	1,170
Goodwill	131,363	131,363
Intangibles, net	1,215	1,371
Notes receivable from affiliates, net	490	402
Other assets	12,612	9,663

Total assets	$377,292	$379,298

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$1,400	$1,400
Accounts payable	16,089	14,508
Affiliates and independent owner-operators payable	7,702	9,983
Accrued expenses	25,847	33,070
Environmental liabilities	10,967	11,183
Accrued loss and damage claims	34,069	33,670
Income taxes payable	721	2,551

Total current liabilities	96,795	106,365
Long-term indebtedness, less current maturities	280,272	275,150
Environmental liabilities	9,898	14,415
Other non-current liabilities	15,293	14,463
Deferred tax liability	1,025	1,172

Total liabilities	403,283	411,565

Commitments and contingencies (Note 8)
Minority interest in subsidiary	1,833	1,833

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 29,000 shares authorized; 19,125 issued at September 30, 2005 and 19,152 issued at December 31, 2004	359,674	357,777
Treasury stock, 115 and 114 shares at September 30, 2005 and December 31, 2004	(1,354)	(1,326)
Accumulated deficit	(174,587)	(180,271)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(18,110)	(18,042)
Stock purchase warrants	73	73
Unearned compensation, restricted stock and stock units	(2,390)	(1,077)
Stock subscriptions receivable	(1,541)	(1,645)

Total stockholders’ deficit	(27,824)	(34,100)

Total liabilities, minority interest and stockholders’ deficit	$377,292	$379,298

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited – In 000’s)

	Comprehensive Income (Loss)	Shares of Common Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Unearned Compensation Restricted Stock	Stock Subscription Receivables	Total Stockholders’ Deficit
Balance, December 31, 2003		18,992	$357,580	$(1,258)	$(169,569)	$(189,589)	$(14,689)	$86	$(1,502)	$(1,730)	$(20,671)
Net loss	$(4,149)	—	—	—	(4,149)	—	—	—	—	—	(4,149)
Minority stock dividend	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	86	—	—	—	—	—	—	—	—	—
Vesting/forfeiture of restricted stock	—	—	—	—	—	—	—	—	444	—	444
Stock warrant exercise	—	35	13	—	—	—	—	(13)	—	—	—
Acquisition of treasury stock	—	—	—	(52)	—	—	—	—	—	69	17
Issuance non-employee options	—	—	—	—	—	—	—	—	—	—	—
Translation adjustment, net of a deferred tax provision of nil	82	—	—	—	—	—	82	—	—	—	82
Pension plan minimum liability, net of a deferred tax benefit of nil	—	—	—	—	—	—	—	—	—	—	—

Balance, September 30, 2004	$(4,067)	19,113	$357,593	$(1,310)	$(173,718)	$(189,589)	$(14,607)	$73	$(1,058)	$(1,661)	$(24,277)

Balance, December 31, 2004		19,152	$357,777	$(1,326)	$(180,271)	$(189,589)	$(18,042)	$73	$(1,077)	$(1,645)	$(34,100)

Net income	$5,684	—	—	—	5,684	—	—	—	—	—	5,684
Issuance of restricted stock	—	19	163	—	—	—	—	—	(163)	—	—
Issuance of restricted stock units	—	—	2,345	—	—	—	—	—	(2,345)	—	—
Vesting/forfeiture of restricted stock	—	(46)	(704)	—	—	—	—	—	1,195	—	491
Stock warrant exercise	—	—	—	—	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	(28)	—	—	—	—	—	28	—
Payment of stock subscription receivable	—	—	—	—	—	—	—	—	—	76	76
Issuance non-employee options	—	—	93	—	—	—	—	—	—	—	93
Translation adjustment, net of a deferred tax provision of nil	(68)	—	—	—	—	—	(68)	—	—	—	(68)
Pension plan minimum liability, net of a deferred tax benefit of nil	—	—	—	—	—	—	—	—	—	—	—

Balance, September 30, 2005	$5,616	19,125	$359,674	$(1,354)	$(174,587)	$(189,589)	$(18,110)	$73	$(2,390)	$(1,541)	$(27,824)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited — In 000’s)

	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$5,684	$(4,149)
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	12,864	17,635
Bad debt expense	2,203	955
Foreign currency transaction loss	(80)	—
(Gain)/loss on disposal of property and equipment	333	1,320
Write-off of deferred financing costs	1,110	—
Amortization of restricted stock	584	444
Amortization of deferred financing costs	1,386	1,028
Amortization of bond discount	172	—
Minority dividends	109	108
Changes in assets and liabilities:
Accounts and other receivables	(2,132)	(21,888)
Notes receivable from affiliates	416	(565)
Prepaid expenses	979	1,413
Prepaid tires	(617)	(86)
Other assets	(2,928)	(1,538)
Accounts payable and accrued expenses	(9,645)	2,082
Environmental liabilities	(4,733)	7,353
Accrued loss and damage claims	399	8,405
Affiliates and independent owner-operators payable	(2,281)	6,079
Other liabilities	829	(7,428)
Current income taxes	(1,977)	1,195

Net change in assets and liabilities	(21,690)	(4,978)

Net cash provided by operating activities	2,675	12,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,441)	(8,347)
Acquisition of business assets	(2,673)	(455)
Acquisition of intangibles	—	(326)
Proceeds from sales of property and equipment	3,813	2,577

Net cash used in investing activities	(9,301)	(6,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	83,300	—
Principal payments on long-term debt	(78,550)	(1,302)
Proceeds from revolver	103,200	1,500
Payments on revolver	(103,000)	(3,500)
Payments on letter of credit	—	(4,932)
Deferred financing costs	(3,162)	(369)
Change in book overdraft	3,594	3,078
Minority dividends	(109)	(108)
Other stock transactions	76	18

Net cash (used in) / provided by financing activities	5,349	(5,615)

Net (decrease) / increase in cash and cash equivalents	(1,277)	197
Effect of exchange rate changes on cash	—	119
Cash and cash equivalents, beginning of year	2,700	955

Cash and cash equivalents, end of period	$1,423	$1,271

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

In this quarterly report, unless the context otherwise requires or indicates, (i) the terms “the Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, and (iii) the term “QD Capital” refers to our wholly owned subsidiary QD Capital Corporation, a Delaware corporation.

We are engaged primarily in truckload transportation of bulk chemicals in North America with a significant portion of our business conducted through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into one year renewable contracts with us. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from us. Owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with owner-operators may be terminated by either party on short notice. We charge affiliates and third parties for the use of tractors and trailers as necessary and occasionally sell them tractors. In exchange for the services rendered, affiliates and owner-operators are normally paid a percentage of the revenues generated for each load hauled.

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

Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year.

Acquisition of Business Assets

During the quarter ended September 30, 2005, we ended three affiliate arrangements and assumed those affiliates’ operations. We also transferred the remaining company terminal owned by our Canadian subsidiary to a new affiliate. These transactions resulted in the purchase of $2.7 million of tractors and trailers and a charge of $0.3 million to purchased transportation resulting from the write-off of amounts due from affiliates.

In October 2005, we entered into an agreement to purchase all of the assets of an affiliate for $1.2 million of cash consideration and $0.6 million forgiveness of amounts due from affiliates.

Goodwill and Intangible Assets

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

Our goodwill assets as of September 30, 2005 and December 31, 2004 were $131.4 million in both periods.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Intangible Assets

Net intangible assets consist of a $1.0 million intangible pension plan asset and $0.2 million in total of non-compete agreements with lives ranging from 1 – 10 years and customer lists and customer contracts acquired from a competitor with lives of 5 years. Accumulated amortization of the remaining non-pension intangible assets was $0.2 million and $0.2 million at September 30, 2005 and December 31, 2004, respectively. The gross amount of intangible assets at September 30, 2005 and December 31, 2004 was $1.6 million and $1.7 million, respectively

Amortization expense for the non-pension plan asset for the three and nine months ended September 30, 2005 and 2004 was less than $0.1 million in all periods. The intangible assets, except the pension plan asset, will be amortized to expense for each full year as follows (in thousands):

2005	$26
2006	105
2007	40
2008	40
2009 and after	—

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB No. 25, and, as such, generally recognizes no compensation cost for employee equity incentives. Accordingly, the adoption of SFAS No. 123(R) will have a significant impact on the Company’s results of operations, although it will have no impact on our overall liquidity. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income (loss) and earnings (loss) per share included in the stock-based compensation table in Note 4 to the unaudited financial statements included below.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections” (“SFAS No. 154”). SFAS No. 154 replaced APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate any effects from this statement on our consolidated financial position and results of operations.

2. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$50	2,751	5,684	(4,149)
Other comprehensive income/(loss):
Foreign currency translation adjustments	(102)	63	(68)	82

Comprehensive income (loss)	$(52)	2,814	5,616	(4,067)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

3. Earnings/ (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations per earnings per share computations follows:

	Three months ended
	September 30, 2005			September 30, 2004
(In 000’s except per share amounts)	Net income (loss) (numerator)	Shares (denominator)	Per-share amount	Net income (loss) (numerator)	Shares (denominator)	Per-share amount
Basic income (loss) available to common shareholders:
Net earnings (loss)	$50	18,929	$.00	$2,751	18,914	$.15

Effect of dilutive securities:
Stock options		150			4
Unvested restricted stock		11			—
Stock units		49			—
Stock warrants		78			67

Diluted income (loss) available to common shareholders:
Net earnings (loss)	$50	19,217	$.00	$2,751	18,985	$.14

	Nine months ended
	September 30, 2005			September 30, 2004
(In 000’s except per share amounts)	Net income (loss) (numerator)	Shares (denominator)	Per-share amount	Net income (loss) (numerator)	Shares (denominator)	Per-share amount
Basic income (loss) available to common shareholders:
Net earnings (loss)	$5,684	18,929	$.30	$(4,149)	18,904	$(.22)

Effect of dilutive securities:
Stock options		167			—
Unvested restricted stock		13			—
Stock units		27			—
Stock warrants		166			—

Diluted income (loss) available to common shareholders:
Net earnings (loss)	$5,684	19,302	$.29	$(4,149)	18,904	$(.22)

The effect of our stock options, restricted stock, stock warrants and stock units which represent the shares shown in the table above are included in the computation of diluted earnings per share for each of the three and nine month periods ended September 30, 2005 and 2004.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The following securities were not included in the calculation of diluted EPS because such inclusion would be anti-dilutive:

	For the three month period ended September 30,		For the nine month period ended September 30,
(in 000’s)	2005	2004	2005	2004
Stock options	1,403	1,729	1,358	1,729
Unvested Restricted Stock	24	72	24	72

4. Stock-Based Compensation

We use Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” and the related interpretations to account for our stock option plans. No compensation cost has been generally recorded at the grant dates, as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. However, due to the issuance of stock options representing 200,000 shares to an executive who started with us in December, 2004, we recognized $31,250 and $93,750 of compensation expense for the three-month and nine month periods ending September 30, 2005, respectively and will recognize approximately $125,000 in compensation expense for each of the subsequent full three years until the options fully vest in December, 2008.

We adopted the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123, ‘Accounting for Stock-Based Compensation,’” for disclosure purposes in 2002. The stock of QDI was not traded publicly prior to the initial public offering on November 13, 2003. Therefore, our volatility is based on a composite volatility of certain trucking companies and our own volatility. The pro forma fair value of options granted during the first nine months of 2005, and all of 2004 are based upon the Black-Scholes option-pricing model using the following criteria:

	2005	2004
Risk free rate	3.75%	3.62%
Expected life	5 years	6 years
Volatility	60%	62%
Expected dividend	nil	nil

The pro forma fair value of stock options granted in the first nine months of 2005 was $1.1 million, fiscal year 2004 was $2.4 million and in fiscal year 2003 it was $8.2 million after adjusting for a change in the estimated forfeiture rate. This change in the estimated forfeiture rate decreased the total amount of pro forma fair value of stock options issued in fiscal year 2003 and fiscal year 2004 by $2.9 million and $0.8 million, respectively of which $0.6 million is reflected as a decrease to pro forma compensation expense in 2005. At September 30, 2005, a total of 915,779 authorized shares remain available for granting under our 1998 and 2003 Stock Option Plans.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Had compensation cost been determined based upon the fair value at the grant date for awards under the option plans consistent with the method described in SFAS 123, our net income/(loss) and net income/(loss) per common share would have been as follows for the three and nine months ended September 30th:

	Three months ended September 30,		Nine months ended September 30,
(in 000’s)	2005	2004	2005	2004
Net income/(loss)	$50	$2,751	$5,684	$(4,149)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects of $0 for all periods	(500)	(484)	(1,401)	(1,703)
Restricted stock compensation expense and stock option expense included in net income (loss) attributable to common stockholders as reported	477	104	584	444

Pro forma net income (loss) attributable to common stockholders	$27	$2,371	$4,867	$(5,408)

Income (loss) per common share:
As reported - basic	$0.00	$0.15	$0.30	$(0.22)

Pro forma - basic	0.00	0.13	0.26	(0.29)

As reported - diluted	0.00	0.14	0.29	(0.22)

Pro forma - diluted	0.00	0.12	0.25	(0.29)

In June 2005, we issued to Gerald L. Detter, our Chief Executive Officer, Restricted Stock Units representing 306,535 shares of our common stock with a fair market value at the time of issuance of $2,345,000. The majority of these Restricted Stock Units are being amortized over the 19 month service period with $859,000 expected to be expensed in fiscal year 2005.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The components of net periodic pension cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$67	$69	$203	$207
Interest cost	669	686	2,008	2,059
Prior service cost	23	23	70	70
Amortization	257	172	769	515
Expected return on plan assets	(704)	(635)	(2,113)	(1,904)

Net periodic pension cost	312	315	937	947

We have contributed $3.6 million during the nine months ended September 30, 2005, and expect to contribute $0.4 million during the remainder of 2005.

6. Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended September 30, 2005
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$158,242	$12,384	$—	$170,626
Operating income	5,310	1,855	—	7,165
Depreciation and Amortization	3,588	519	—	4,107
Capital Expenditures	7,578	—	—	7,578

	Three Months Ended September 30, 2004
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$147,009	$11,412	$—	$158,421
Operating income	8,483	586	—	9,069
Depreciation and Amortization	5,099	642	—	5,741
Capital Expenditures	3,732	12	—	3,744

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

	Nine Months Ended September 30, 2005
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$465,920	$36,875	$—	$502,795
Operating income	21,838	5,375	—	27,213
Depreciation and Amortization	11,491	1,373	—	12,864
Capital Expenditures	13,101	13	—	13,114

	As of September 30, 2005
Identifiable Assets	367,430	9,862	—	377,292

	Nine Months Ended September 30, 2004
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$433,638	$33,397	$—	$467,035
Operating income	9,702	3,412	—	13,114
Depreciation and Amortization	15,566	2,069	—	17,635
Capital Expenditures	8,769	33	—	8,802

	As of December 31, 2004
Identifiable Assets	367,855	11,443		379,298

7. Issuance of Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million aggregate principal at maturity in new Senior Floating Rate Notes issued by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. The Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds were used to repay approximately $70 million of the term borrowings under our credit facility and a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of outstanding Series B Floating Interest Rate Subordinated Term Securities due 2006. The balance was used for general corporate purposes, including the repayment of indebtedness under the revolving credit portion of our credit facility. The credit facility was amended to incorporate this reduction in the term loan portion of the facility and to modify the covenants. In August, 2005, we completed the conversion of the Senior Floating Rate Notes from private debt to public debt.

In connection with the offering of the Notes, we incurred a pre-tax charge in the first quarter of 2005 of approximately $1.1 million resulting from the write-off of debt-issuance costs associated with the term borrowings under the credit agreement to be prepaid with the net proceeds for the offering of the Notes.

8. Commitments and Contingencies

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

As the result of environmental studies conducted at our facilities or third party sites in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation.

We are currently responsible for remediating and investigating five properties under federal and state Superfund programs where we are the only responsible party. Each of these five remediation projects relates to operations conducted by Chemical Leaman Corporation (“CLC”) prior to our acquisition of and merger with CLC in 1998. The two most significant Superfund sites are:

Bridgeport, New Jersey

QDI is required under the terms of two federal consent decrees to perform remediation at this operating truck terminal and tank wash site. CLC entered into consent orders with USEPA in May 1991 for the treatment of groundwater (operable unit or “OU1”) and October 1998 for the removal of contamination in the wetlands (OU3). In addition, we were required to assess the removal of contaminated soils (OU2).

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a two mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via in-situ treatment and a local discharge. The treatment facility has been approved and construction started in July, 2005. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate seven acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004 but was delayed due to weather related issues. Field work was re-started in May 2005 and remediation work is on-going. Additional contamination has been identified. In regard to OU2, USEPA is now requiring a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the in-situ treatment previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated expenditures to be in the range of $10.9 million to $15.2 million.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (PADEP) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (OU1), treat contaminated groundwater (OU2), and perform remediation of contaminated soils (OU3) at this former wastewater disposal site. OU1 is complete. PADEP and USEPA had previously been unable to agree on the final interim remedy design for OU2; specifically the discharge location for the treated groundwater. We have projected an interim remedy, which involves the construction of a treatment facility and discharge locally. A preliminary engineering design, which includes a discharge to a local tributary, was submitted in August 2004 to USEPA and PADEP for their review and comment. Agency comments have been received and a final design is being prepared that will be submitted to the agency. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (SVE). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale operation in May 2004. We determined in June 2004 that we would incur increased expense due to the off-site additional contaminated soil that was found to be incompatible with the thermal treatment unit, the increased volume of soil subject to thermal treatment based on an increase in the lateral extent of contamination, and the discovery of buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. This work was completed in early 2005. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We excavated the pond’s three soils into discrete piles and determined the best approach to treat these soil piles. Most of the soil piles can be treated on-site using SVE as originally planned. However, some modifications to the design will have to be made in order to treat a limited number of soil piles. We have estimated expenditures to be in the range of $2.9 million to $4.7 million.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

UST Program: We have responsibility for ongoing remediation of former (closed) underground storage tanks (USTs) at current and former facilities. These projects typically involve removal of petroleum-contaminated soil and subsequent remediation of contaminated groundwater and groundwater monitoring. We do not expect to incur significant costs in connection with these projects.

We have estimated expenditures for these other owned properties to be in the range of $2.9 million to $6.0 million.

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

We have estimated expenditures for these other environmental matters to be in the range of $1.2 million to $3.2 million.

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites, and the allocation of costs among the potentially responsible parties under applicable statutes. As of September 30, 2005 and December 31, 2004, we had reserves in the amount of $20.9 million and $25.6 million, respectively for all environmental matters discussed above.

There can be no assurance that additional sites for which we are responsible will not be discovered, nor that violations by us of environmental laws or regulations will not be identified or occur in the future, or that environmental, health and safety laws and regulations will not change in a manner that could impose material costs on us.

The activity in the environmental liability reserves is as follows at September 30, 2005 (in thousands):

2005
Reserve at beginning of year	$25,598
Payments	(4,733)
Additions	—

Reserve at end of period	$20,865

We expect the majority of these environmental obligations to be paid over the next four to five years.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Legal Matters

PPI Settlement

We settled two shareholder class action lawsuits and a shareholder derivative demand stemming from previously disclosed irregularities at Power Purchasing, Inc. (“PPI”), a non-core subsidiary, on October 3, 2005 and October 17, 2005. The two previously-disclosed class action lawsuits, Meigs v. Quality Distribution, Inc., et al., filed in the United States District Court for the Middle District of Florida, Tampa Division, and Steamfitters Local 449 Pension & Retirement Security Funds v. Quality Distribution, Inc., et al., filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, were each filed on behalf of a putative class of shareholders who allegedly purchased our common stock traceable to our November 6, 2003 initial public offering.

No aspect of the settlements constitutes an admission or finding of wrongful conduct, acts, or omissions. In exchange for broad releases from all claims that were or could have been asserted by shareholders in respect of QDI shares, and to eliminate the burden and expense of further litigation, we and our primary directors’ and officers’ liability insurer, on behalf of all defendants, agreed to pay the class $8,150,000, of which $5,875,000 was paid directly by the insurer and the balance of $2,275,000 was paid by us. We have also agreed to pay the state action plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $600,000. We recorded a pre-tax charge of $2.875 million in the fourth quarter of 2004 for these settlements. The $8,150,000 and the $600,000 are recorded in “Accrued Expenses” as the PPI class action settlement as of December 31, 2004 and September 30, 2005. The $5,875,000 insurance reimbursement was paid to the United States District Court in July, 2005. It was recorded in “Accounts Receivable” as Insurance receivable – PPI class action settlement as of December 31, 2004 and is not reflected in our balance sheet as of September 30, 2005. We paid $2,275,000 to the United States District Court in the second quarter of 2005. We expect to pay the remaining $600,000 for plaintiffs’ attorney fees and expenses before the end of the fourth quarter of 2005.

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

9. Guarantor Subsidiaries

The $125 million of 9% Senior Subordinated Notes due 2010 issued by QD LLC and QD Capital and the $85 million of Senior Floating Rate Notes due 2012 issued by QD LLC and QD Capital are fully and unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by all of our direct and indirect domestic subsidiaries (the “Guarantors”). In addition, we have fully and unconditionally guaranteed on a senior subordinated basis the 9% Senior Subordinated Notes and the Senior Floating Rate Notes. Each of our direct and indirect subsidiaries, including QD LLC, is 100% owned. Non-United States subsidiaries did not guarantee the debt.

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

The following condensed consolidating financial information for the parent company, QD LLC, QD Capital, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at September 30, 2005 and December 31, 2004, condensed consolidating statements of operations for each of the three and nine month periods ended September 30, 2005 and 2004, and condensed consolidating statements of cash flows for each of the nine month periods ended September 30, 2005 and 2004.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended September 30, 2005

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$136,123	$61	$—	$136,184
Other service revenue	—	—	16,811	242	—	17,053
Fuel surcharge	—	—	17,379	10	—	17,389

Total operating revenues	—	—	170,313	313	—	170,626

Operating expenses:
Purchased transportation	—	—	119,459	6	—	119,465
Compensation	—	—	15,456	29	—	15,485
Fuel, supplies and maintenance	—	—	9,577	31	—	9,608
Depreciation and amortization	—	—	3,988	119	—	4,107
Selling and administrative	—	—	5,407	44	—	5,451
Insurance claims	—	—	6,746	—	—	6,746
Taxes and Licenses	—	—	585	20	—	605
Communication and utilities	—	—	1,588	—	—	1,588
(Gain)/loss on disposal of property and equipment	—	—	236	44	—	280
PPI class action settlement and related expenses	—	—	126	—	—	126

Operating income	—	—	7,145	20	—	7,165

Interest expense, net	—	6,674	288	(85)	—	6,877
Write-off of debt issuance costs	—	1,110	(1,110)	—	—	—
Other (income) expense	2	—	76	(210)	—	(132)

Income (loss) before taxes	(2)	(7,784)	7,891	315	—	420
Income tax (provision) benefit	—	1,299	(1,630)	(39)	—	(370)
Equity in earnings (loss) of subsidiaries	57	6,537	—	—	(6,594)	—

Net income (loss)	$55	$52	$6,261	$276	$(6,594)	$50

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended September 30, 2004

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$132,305	$1,067	$—	$133,372
Other service revenue	—	—	16,960	237	—	17,197
Fuel surcharge	—	—	7,777	75	—	7,852

Total operating revenues	—	—	157,042	1,379	—	158,421

Operating expenses:
Purchased transportation	—	—	107,443	157	—	107,600
Compensation	—	—	14,429	415	—	14,844
Fuel, supplies and maintenance	—	—	7,460	376	—	7,836
Depreciation and amortization	—	—	5,444	297	—	5,741
Selling and administrative	—	—	5,345	37	—	5,382
Insurance claims	—	—	3,470	36	—	3,506
Taxes and licenses	—	—	645	37	—	682
Communication and utilities	—	—	1,616	9	—	1,625
(Gain)/loss on disposal of property and equipment	—	—	275	1,071	—	1,346
PPI class action settlement and related expenses	—	—	790	—	—	790

Operating income (loss)	—	—	10,125	(1,056)	—	9,069

Interest expense, net	—	5,598	—	(98)	—	5,500
Other (income) expense	—	—	124	6	—	130

Income (loss) before taxes	—	(5,598)	10,001	(964)	—	3,439
Income tax (provision) benefit	—	(749)	593	(532)	—	(688)
Equity in earnings (loss) of subsidiaries	2,751	9,098	—	—	(11,849)	—

Net income (loss)	$2,751	$2,751	$10,594	$(1,496)	$(11,849)	$2,751

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Nine months Ended September 30, 2005

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$408,168	$858	$—	$409,026
Other service revenue	—	—	50,254	679	—	50,933
Fuel surcharge	—	—	42,718	118	—	42,836

Total operating revenues	—	—	501,140	1,655	—	502,795

Operating expenses:
Purchased transportation	—	—	348,889	71	—	348,960
Compensation	—	—	46,143	359	—	46,502
Fuel, supplies and maintenance	—	—	25,537	512	—	26,049
Depreciation and amortization	—	—	12,407	457	—	12,864
Selling and administrative			15,900	114		16,014
Insurance claims	—	—	15,936	—	—	15,936
Taxes and Licenses	—	—	2,189	44	—	2,233
Communication and utilities	—	—	5,641	11	—	5,652
(Gain)/loss on disposal of property and equipment	—	—	289	44	—	333
PPI class action settlement and related expenses			1,039	—		1,039

Operating income (loss)	—	—	27,170	43	—	27,213

Interest expense, net	(7)	19,699	288	(341)	—	19,639
Write-off of debt issuance costs		1,110	—		—	1,110
Other (income) expense	2		73	(197)	—	(122)

Income (loss) before taxes	5	(20,809)	26,809	581	—	6,586
Income tax (provision) benefit		2,422	(3,049)	(275)		(902)
Equity in earnings (loss) of subsidiaries	5,684	24,066	—		(29,750)	—

Net income (loss)	$5,689	$5,679	$23,760	$306	$(29,750)	$5,684

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Nine months Ended September 30, 2004

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$389,949	$4,051	$—	$394,000
Other service revenue	—	—	52,925	694	—	53,619
Fuel surcharge	—	—	19,146	270	—	19,416

Total operating revenues	—	—	462,020	5,015	—	467,035

Operating expenses:
Purchased transportation	—	—	314,034	609	—	314,643
Compensation	—	—	43,520	1,531	—	45,051
Fuel, supplies and maintenance	—	—	23,962	1,386	—	25,348
Depreciation and amortization	—	—	16,618	1,017	—	17,635
Selling and administrative			18,231	135		18,366
Insurance claims	—	—	18,909	147	—	19,056
Taxes and licenses	—	—	2,254	145	—	2,399
Communication and utilities	—	—	5,207	53	—	5,260
(Gain)/loss on disposal of property and equipment	—	—	248	1,072	—	1,320
PPI class action settlement and related expenses			4,843	—		4,843

Operating income (loss)	—	—	14,194	(1,080)	—	13,114

Interest expense, net	(3)	16,194	—	—	—	16,191
Other (income) expense	—	—	181	33	—	214

Income (loss) before taxes	3	(16,194)	14,013	(1,113)	—	(3,291)
Income tax (provision) benefit	—	788	(1,051)	(595)	—	(858)
Equity in earnings (loss) of subsidiaries	(4,152)	11,254	—	—	(7,102)	—

Net income (loss)	$(4,149)	$(4,152)	$12,962	$(1,708)	$(7,102)	$(4,149)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

September 30, 2005

Unaudited (In 000’s)

	QDI	QDI LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$609	$814	$—	$1,423
Accounts receivable, net	—	—	100,707	58	—	100,765
Current maturities of notes receivable from affiliates	—	—	335	—	—	335
Prepaid expenses	—	—	3,866	—	—	3,866
Prepaid tires	—	—	7,686	41	—	7,727
Other	—	—	2,700	17	—	2,717

Total current assets	—	—	115,903	930	—	116,833

Property and equipment, net	—	—	112,592	1,904	—	114,496
Assets held-for-sale	—	—	283	—	—	283
Goodwill, net	—	—	131,363	—	—	131,363
Intangibles, net	—	—	1,215	—	—	1,215
Notes receivable from affiliates, net	—	—	490	—	—	490
Investment in subsidiaries	(27,822)	501,113	—	—	(473,291)	—
Other assets	(1)	8,922	3,692	—	(1)	12,612

Total assets	$(27,823)	$510,035	$365,538	$2,834	$(473,292)	$377,292

LIABILITIES, MINORITY INTEREST, STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Accounts payable	—	—	16,062	27	—	16,089
Intercompany	—	256,185	(252,764)	(3,421)	—	—
Affiliates and independent owner-operators payable	—	—	7,702	—	—	7,702
Accrued expenses	—	—	25,839	8	—	25,847
Environmental liabilities	—	—	10,967	—	—	10,967
Accrued loss and damage claims	—	—	34,069	—	—	34,069
Income taxes payable	—	—	38	683	—	721

Total current liabilities	—	257,585	(158,087)	(2,703)	—	96,795

Long-term indebtedness, less current maturities	—	280,272	—	—	—	280,272
Environmental liabilities	—	—	9,898	—	—	9,898
Other non-current liabilities	—	—	15,293	—	—	15,293
Deferred tax liability	—	—	—	1,025	—	1,025

Total liabilities	—	537,857	(132,896)	(1,678)	—	403,283

Minority interest in subsidiary	—	—	1,833	—	—	1,833

Stockholders’ equity (deficit):
Common stock	359,674	354,469	443,647	7,629	(805,745)	359,674
Treasury stock	(1,354)	—	—	—	—	(1,354)
(Accumulated deficit)/retained earnings	(174,586)	(174,592)	70,858	(2,856)	106,589	(174,587)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(18,110)	(18,110)	(17,904)	(206)	36,220	(18,110)
Stock purchase warrants	73	—	—	—	—	73
Unearned compensation, restricted stock and stock units	(2,390)	—	—	—	—	(2,390)
Stock subscription receivable	(1,541)	—	—	—	—	(1,541)

Total stockholders’ equity (deficit)	(27,823)	(27,822)	496,601	4,512	(473,292)	(27,824)

Total liabilities, minority interest and stockholders’ equity (deficit)	$(27,823)	$510,035	$365,538	$2,834	$(473,292)	$377,292

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2004

Unaudited - (In 000’s)

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine months Ended September 30, 2005

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,689	$5,679	$23,760	$306	$(29,750)	$5,684
Adjustments for non-cash charges	(5,689)	(22,950)	17,113	457	29,750	18,681
Net changes in assets and liabilities	—	2,335	(23,055)	(970)	—	(21,690)
Intercompany activity	—	14,936	(13,975)	(961)	—	—

Net cash provided by (used in) operating activities	—	—	3,843	(1,168)	—	2,675

Cash flows from investing activities:
Capital expenditures	—	—	(10,428)	(13)	—	(10,441)
Proceeds from sales of property and equipment	—	—	3,788	25	—	3,813
Other	—	—	(2,673)	—	—	(2,673)

Net cash (used in)/provided by investing activities	—	—	(9,313)	12	—	(9,301)

Cash flows from financing activities:
Net proceeds on revolver	—	200	—	—	—	200
Net proceeds from issuance of long-term debt	—	4,750	—	—	—	4,750
Deferred financing fees	—	(3,162)	—	—	—	(3,162)
Other	—		3,561	—	—	3,561
Intercompany activity	—	(1,788)	1,788	—	—	—

Net cash provided by (used in) financing activities	—	—	5,349	—	—	5,349

Net increase in cash and cash equivalents	—	—	(121)	(1,156)	—	(1,277)
Effect of exchange rate changes on cash	—	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	730	1,970	—	2,700

Cash and cash equivalents, end of period	$—	$—	$609	$814	$—	$1,423

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine months Ended September 30, 2004

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(4,149)	$(4,152)	$12,962	$(1,708)	$(7,102)	$(4,149)
Adjustments for non-cash charges	4,149	(11,254)	20,477	1,016	7,102	21,490
Net Changes in assets and liabilities	—	5,031	(10,983)	974	—	(4,978)
Intercompany activity	—	10,375	(8,592)	(1,783)	—	—

Net cash provided by operating activities	—	—	13,864	(1,501)	—	12,363

Cash flows from investing activities:
Capital expenditures	—	—	(8,314)	(33)	—	(8,347)
Acquisition of tank wash assets	—	—	(781)	—	—	(781)
Proceeds from sales of property and equipment	—	—	953	1,624	—	2,577

Net cash (used in)/provided by investing activities	—	—	(8,142)	1,591	—	(6,551)

Cash flows from financing activities:
Net payments on revolver	—	(2,000)	—	—	—	(2,000)
Net principal payments of long-term debt	—	(6,234)	—	—	—	(6,234)
Deferred financing fees	—	(369)	—	—	—	(369)
Other	—	17	2,971	—	—	2,988
Intercompany activity	—	8,586	(8,586)	—	—	—

Net cash provided by (used in) financing activities	—	—	(5,615)	—	—	(5,615)

Net increase in cash and cash equivalents	—	—	107	90	—	197
Effect of exchange rate changes on cash	—	—	198	(79)	—	119
Cash and cash equivalents, beginning of period	—	—	705	250	—	955

Cash and cash equivalents, end of period	$—	$—	$1,010	$261	$—	$1,271

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

Overview

We operate the largest dedicated bulk tank truck network in North America based on bulk service revenues, and we believe we have more than twice the revenues of our closest competitor in our primary chemical bulk transport market in the U.S. The bulk tank truck market in North America includes all items shipped by bulk tank truck carriers and consists primarily of the shipping of chemicals, gasoline and food-grade products. We transport a broad range of chemical products and provide our customers with value-added services and other logistics services. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including Dow Chemical Company, Procter & Gamble Company, DuPont and PPG Industries, and we provide services to most of the top 100 chemical producers in the world with U.S. operations.

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share, and the amount spent on tank truck transportation as opposed to other modes of transportation such as rail. The volume of shipments of chemical products are, in turn, affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. Additionally, we provide leasing, tank cleaning, transloading and warehousing, which are presented as other service revenue. We also facilitate insurance products for drivers and affiliates through an independent third party. The principal components of our operating costs include purchased transportation, employee compensation, annual tractor and trailer maintenance, insurance, and technology infrastructure.

We believe the most significant factors to achieving future business growth are the ability to (a) recruit and retain drivers, (b) add new customers and (c) obtain additional business from existing customers. We expect our customers to continue to outsource more of their logistics needs to full-service carriers.

Our core bulk service network comprises third-party affiliate terminals and owner-operator drivers in addition to company–owned terminals and trucks. We believe the judicious use of affiliates and owner-operators results in a more variable operating cost structure because affiliates and owner-operators are paid a fixed, contractual percentage of revenue. This structure provides us some protection against cyclical down turns, while providing superior localized customer service. We continually evaluate our mix of affiliate and company terminals.

During the quarter ended September 30, 2005, we ended three affiliate arrangements and assumed those affiliates’ operations. We also transferred the remaining company terminal owned by our Canadian subsidiary to a new affiliate. These transactions resulted in the purchase of $2.7 million of tractors and trailers and a charge of $0.3 million to purchased transportation resulting from the write-off of amounts due from affiliates.

In October 2005, we entered into an agreement to purchase all of the assets of an affiliate for $1.2 million of cash consideration and $0.6 million forgiveness of amounts due from affiliates.

Hurricanes Katrina, Rita and Wilma appear to have had a relatively limited impact on our business in the quarter ended September 30, 2005. The physical damage to our facilities and those of our affiliates appears to be limited. We estimate that our revenue was adversely impacted by Hurricanes Katrina and Rita by approximately $1.5 million and our pre-tax earnings by approximately $0.3 million.

On July 13, 2004, we sold certain assets of PPI including accounts, customer lists and insurance contracts. These assets were related to the business of offering insurance to individuals who are not owner-operators, affiliates and fleet owners doing business regularly with us (“QDI Persons”).

For the retained business, which encompasses the on-going transactions with QDI Persons, we entered into a three-year outsourcing agreement whereby the third party insurance brokerage company provides the administrative responsibilities for insurance-related services offered to QDI Persons. We receive a percentage of certain commissions, underwriting profits, administrative and other defined revenues related to the outsourced administrative responsibilities for insurance-related services. We have retained certain assets and liabilities of PPI including the reserves established on the uninsured policies identified during the investigation of irregularities at PPI.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Operating results for the three and nine-month periods ended September 30, 2004 include our orange juice transportation operations, which were sold in August 2004. The orange juice transportation operations generated $0.6 million and $2.7 million [RR2] of revenues for the three and nine months ended September 30, 2004, respectively and we also incurred $1.2 million of start-up costs and initial operating losses related to our entry into this business. We also sold certain assets, primarily tractors and trailers related to the glass transportation business of Levy Transport, Ltd., in August of 2004. These operations were not material to our 2004 operating results.

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

Property and Equipment—Property and equipment expenditures, including tractor and trailer rebuilds that extend the useful lives of such equipment, are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets to an estimated salvage value. Annual depreciable lives are 10-25 years for buildings and improvements, 5-20 years for tractors and trailers, 5-7 years for terminal equipment, 3-5 years for furniture and fixtures and 3-10 years for other equipment and software. Tractor and trailer rebuilds, which are recurring in nature and extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 5 to 10 years, based on the type and extent of these rebuilds. Maintenance and repairs are charged directly to expense as incurred. Management estimates the useful lives of these assets based on historical trends and the age of the assets when placed in service, and any changes in the actual lives could result in material changes in the periodic depreciation and resulting net book value of these assets. Additionally, we estimate the salvage values of these assets based on historical sales of disposals, and any changes in the actual salvage values could also affect the periodic depreciation and resulting net book value of these assets.

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

Deferred tax assets—We use the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of September 30, 2005, management has deemed it appropriate to establish a valuation allowance against the deferred tax assets. Any change in the actual future results of operations could impact the valuation of the net deferred tax asset.

Environmental liabilities—We have reserved for potential environmental liabilities based on the best estimates of potential clean-up and remediation estimates for known environmental sites. We employ a staff of environmental professionals to administer all phases of our environmental programs and use outside experts where needed. These

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

professionals develop estimates of potential liabilities at these sites based on projected and known remediation costs. These cost projections are determined through previous experiences with other sites and through bids from third-party contractors. Management believes current reserves are reasonable based on current information.

Accident claims reserves—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5 million per incident for bodily injury and property damage and $1 million for workers’ compensation for periods after September 15, 2002. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own safety department personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Pension Plans—We maintain two noncontributory defined-benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by United States generally accepted accounting principles, which include various actuarial assumptions such as discount rates (5.5%) and assumed rates of return (7.50%) for the period ended December 31, 2004. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long- term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds, plus an assumption of future inflation. The current investment policy target asset allocation is 60% equities and 40% bonds, and the current inflation assumption is 3%. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As required by GAAP in the United States, the effects of the modifications are amortized over future periods. Based on the information provided by our independent actuaries and other relevant sources, we believe that the assumptions used are reasonable.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB No. 25, and as such, generally recognizes no compensation cost for employee equity incentives. Accordingly, the adoption of SFAS No. 123(R) will have a significant impact on the Company’s results of operations, although it will have no impact on our overall liquidity. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income (loss) and earnings (loss) per share included in the stock-based compensation table in Note 4 to the unaudited financial statements included above.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections” (“SFAS No. 154”). SFAS No. 154 replaced APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate any effects from this statement on our consolidated financial position and results of operations.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and nine months ended September 30, 2005 and September 30, 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Transportation	79.81%	84.19%	81.35%	84.36%
Other service revenue	10.00%	10.85%	10.13%	11.48%
Fuel surcharge	10.19%	4.96%	8.52%	4.16%

Total operating revenues	100.00%	100.00%	100.00%	100.00%

OPERATING EXPENSES:
Purchased transportation	70.02%	67.92%	69.40%	67.37%
Compensation	9.08%	9.37%	9.25%	9.65%
Fuel, supplies and maintenance	5.63%	4.95%	5.18%	5.43%
Depreciation and amortization	2.41%	3.62%	2.56%	3.78%
Selling and administrative	3.19%	3.40%	3.19%	3.93%
Insurance claims	3.95%	2.21%	3.17%	4.08%
Taxes and licenses	0.36%	0.43%	0.44%	0.51%
Communication and utilities	0.93%	1.03%	1.12%	1.13%
(Gain) loss on disposal of property and equipment	0.16%	0.85%	0.07%	0.28%
PPI class action settlement and related expenses	0.07%	0.50%	0.21%	1.04%

Total operating expenses	95.80%	94.28%	94.59%	97.20%

Operating income	4.20%	5.72%	5.41%	2.80%

Interest expense, net	4.03%	3.47%	3.91%	3.47%
Write-off of debt issuance costs	0.00%	0.00%	0.22%	0.00%
Other (income)/expense	-0.08%	0.08%	-0.03%	0.04%

Income/(loss) before income taxes	0.25%	2.17%	1.31%	-0.71%
Provision for income taxes	-0.22%	-0.43%	-0.18%	-0.18%

Income/(loss) from continuing operations	0.03%	1.74%	1.13%	-0.89%

The following table shows the approximate number of trailers and tractors that we managed as of September 30, 2005 and 2004:

	As of September 30,
	2005	2004
Tractors	3,489	3,574
Trailers	7,418	8,116

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues. For the quarter ended September 30, 2005, total revenues were $170.6 million, an increase of $12.2 million, or 7.7%, from revenues of $158.4 million for the same period in 2004. Transportation revenue increased $2.8 million, or 2.1% primarily due to rate increases offset in part by a reduction in the total number of miles and loads from the prior year period.

Other service revenues decreased $0.1 million, or 0.8%. This reduction was primarily due to a $0.2 million decrease in revenues at our tank wash business. Fuel surcharge revenues increased by $9.5 million as a result of higher fuel prices.

Operating expenses. Purchased transportation increased by $11.9 million or 11.0% due primarily to higher revenues and the increased revenues generated by our affiliates. We pay our affiliates approximately 85% of the transportation revenue while we pay owner-operators approximately 65% of transportation revenue. Since we pay our affiliates a greater percentage of revenues generated by them than are paid company owner-operators, our purchased transportation costs will increase more as revenues generated by affiliates increases as a percentage of total transportation revenue. Our affiliates generated 87.9% of our transportation and fuel surcharge revenue in 2005 compared to 81.9% for the prior year quarter. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 77.8% for the current quarter versus 76.2% for the prior year quarter.

Compensation expense increased $0.6 million, or 4.3% primarily due to the issuance of restricted stock since December 2004 and costs associated with changes in management at our tank wash business. This increase was offset in part by

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

decreases in payroll arising from the sale of certain assets of PPI and the Levy glass division during the third quarter of 2004. Fuel, supplies and maintenance increased $1.8 million or 22.6% due to higher fuel costs and increased maintenance at our wash facilities. Depreciation expense decreased $1.6 million, or 28.5%, due primarily to certain trailers being transferred to held-for-sale, which halts depreciation on those assets, as well as a number of assets becoming fully depreciated throughout 2004 and 2005.

Selling and administrative expenses increased slightly by $0.1 million, or 1.3%. Insurance expense increased $3.2 million, or 92.4%, due primarily to an unexpected adverse development of a traffic accident which occurred in an earlier period.

Loss on the disposal of assets decreased by $1.1 million due primarily to the sale in the prior year quarter of the Levy glass division for $1.1 million. The PPI class action settlement and related expenses decreased $0.7 million in the third quarter of 2005. The settlement agreed by the parties received court approval in October 2005.

Operating income and margin. For the quarter ended September 30, 2005, operating income totaled $7.2 million, a decrease of $1.9 million, compared to $9.1 million for the same period in 2004. The operating margin for the quarter ended September 30, 2005, was 4.2% compared to 5.7% for the same period in 2004 as a result of the above items.

Interest expense, net. Interest expense, net increased by $1.4 million or 25.0% in the third quarter of 2005 compared to the same period in 2004 as a result of higher LIBOR rates and the issuance in January 2005 of new debt with higher overall interest rates (which includes debt issuance costs as a component of interest expense) but with extended maturity dates.

Income taxes. The provision for income taxes decreased by $0.3 million for the three months ended September 30, 2005 from the same period in 2004 primarily due to state franchise and foreign taxes. The provision in the prior year period represents state franchise and foreign taxes.

Net income. For the quarter ended September 30, 2005, our net income was less than $0.1 million compared to $2.8 million for the same period last year.

Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004

Revenues. For the nine months ended September 30, 2005, revenues totaled $502.8 million, an increase of $35.8 million, or 7.7%, from revenues of $467.0 million for the same period in 2004. Transportation revenue increased $15.0 million, or 3.8% due primarily to rate increases offset in part by a reduction in the total number of miles and loads from the prior year.

Other service revenues decreased $2.7 million, or 5.0%. This reduction was primarily due to a $1.9 million decrease in revenues at our PPI subsidiary resulting from lower premium revenues after the sale of certain assets of PPI. The fuel surcharge increased by $23.4 million or 120.6% as a result of higher fuel prices.

Operating expenses. Purchased transportation increased by $34.3 million or 10.9% due primarily to higher revenues and the increased revenues generated by our affiliates. We pay our affiliates approximately 85% of transportation revenue while we pay owner-operators approximately 65% of transportation revenue. Since we pay our affiliates a greater percentage of revenues generated by them than are paid company owner-operators, our purchased transportation costs will increase more as revenues generated by affiliates increases as a percentage of total transportation revenue. Our affiliates generated 86.0% of our transportation and fuel surcharge revenue in 2005 compared to 79.4% for the prior year. Purchased transportation as a percentage of transportation revenue and fuel surcharge increased to 77.2% for the current period versus 76.1% for the prior year.

Compensation expense increased $1.5 million, or 3.2% primarily due to the costs associated with transitioning to our new Chief Executive Officer and management changes at our tank wash business and increased costs associated with the issuance of restricted stock since December 2004 offset in part by decreases in payroll arising from the sale of certain assets of PPI and the Levy glass division during the third quarter of 2004. Fuel, supplies and maintenance increased $0.7 million or 2.8% due to rising energy prices and increased maintenance costs offset in part by a decrease in such costs associated with the sale of the glass operations. Depreciation expense decreased $4.8 million, or 27.1%, due primarily to certain trailers being transferred to held-for-sale, which halts depreciation on those assets as well as a number of assets that became fully depreciated throughout 2004 and 2005.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Selling and administrative expenses decreased $2.4 million, or 12.8%. This decrease is primarily attributable to a $4.9 million charge incurred in the 2004 period for environmental costs associated with the West Caln Township, PA site, offset by a $1.2 million increase in bad debt expense and a $1.1 million increase in professional and other fees related to the implementation of Section 404 of the Sarbanes-Oxley Act, the restatement of our prior year financial statements, tax services and various legal proceedings other than PPI. Insurance expense decreased $3.1 million, or 16.4%, due primarily to a $5.0 million charge in the prior year to adjust our insurance reserves offset by a $1.2 million net increase in the current year.

Loss on the disposal of assets decreased by $1.0 million primarily due to the prior year loss on the sale of the Levy glass division for $1.1 million. PPI class action settlement and related expenses decreased $3.8 million in the first nine months of 2005. The settlement agreed by the parties received court approval in October 2005.

Operating income and margin. For the nine months ended September 30, 2005, operating income totaled $27.2 million, an increase of $14.1 million, compared to operating income of $13.1 million for the same period in 2004. The operating margin for the first nine months ended September 30, 2005, was 5.4% compared to 2.8% for the same period in 2004 as a result of the above items.

Interest expense, net. Interest expense increased by $3.4 million or 21.3% in the first nine months of 2005 compared to the same period in 2004 as a result of higher LIBOR rates and the issuance in January 2005 of new debt with higher overall interest rates (which includes debt issuance costs as a component of interest expense) but with extended maturity dates.

Write-off of Debt Issuance Costs. In the first quarter of 2005 we wrote off $1.1 million of debt issuance costs associated with the $70 million repayment of the term loan.

Income taxes. The provision for income taxes increased by less than $0.1 million for the nine months ended September 30, 2005 from the same period in 2004 primarily due to state franchise and foreign taxes.

Net income/ (loss). For the nine months ended September 30, 2005, our net income was $5.7 million compared to a net loss of $4.1 million for the same period last year.

Liquidity and Capital Resources

The following summarizes our cash flows for the nine months ended 2005 and 2004 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Nine months Ended September 30,
(In Thousands)	2005	2004
Net cash provided by operating activities	$2,675	$12,363
Net cash used in investing activities	(9,301)	(6,551)
Net cash (used in)/provided by financing activities	5,349	(5,615)

Net (decrease)/increase in cash	(1,277)	197
Effect of exchange rate changes on cash	—	119
Cash and cash equivalents at beginning of year	2,700	955

Cash and cash equivalents at end of period	$1,423	$1,271

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Our revolving credit agreement is due in November of 2008. Our primary cash needs consist of capital expenditures and debt service including our variable term loan due in 2009, our 9% Senior Subordinated Notes due 2010 (“9% Notes”) and our Senior Floating Rate Notes due 2012 (“Senior Floating Rate Notes”) which were issued in January 2005 and were used to pay off our then current revolving credit facility and our Series B floating interest rate notes, and to pay down our term loan). We incur capital expenditures for the purpose of replacing older tractors and trailers, purchasing new tractors and trailers, and maintaining and improving our infrastructure. We expect to incur additional capital expenditures over the next twelve months for our tank wash business.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

We have accrued $20.9 million for environmental claims and $39.0 million for loss and damage claims. The timing of the cash payment for such claims is uncertain. If our net cash provided by operating activities is insufficient to cover the payment of such claims then it may be necessary to use our revolving credit facility.

We generated $2.7 million in cash from operating activities for the nine month period ended September 30, 2005 compared to $12.4 million for the comparable 2004 period. The $9.7 million decrease in cash provided by operating activities was primarily due to the utilization of cash for accounts payable as we convert our company operations to affiliates, affiliate and owner-operator payables and environmental claims offset in part by increased profitability and improved accounts receivable collections.

Cash used in investing activities totaled $9.3 million for the nine month period ended September 30, 2005, compared to $6.6 million used for the comparable 2004 period. The increase of $2.7 million is mainly the result of an increase in capital expenditures of $2.1 million in 2005 primarily for trailers and tractors versus 2004, the purchase of capital assets from two affiliates’ for $2.7 million versus $0.5 million for the purchase of a tank wash facility in 2004, offset by an increase in 2005 of $1.2 million in proceeds from asset dispositions.

Cash provided by financing activities increased to $5.3 million during the nine months ended September 30, 2005, compared to net cash utilized by financing activities of $5.6 million for the same period in 2004 due primarily to the utilization of our revolving credit facility and an increase in book overdrafts that was partially offset by the cost of issuing our Senior Floating Rate Notes in January 2005. During the first nine months of 2005, we utilized our revolving credit facility to fund certain working capital activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at September 30, 2005, over the periods we expect them to be paid (dollars in thousands):

	Total	Remainder of Fiscal Year 2005	Years 2006 & 2007	Years 2008 & 2009	The Five Years after 2009
Operating leases (1)	$22,236	$1,428	$6,371	$4,172	$10,265
Unconditional purchase commitment (2)	10,331	9,663	668	—	—
Total indebtedness (3)	283,200	350	2,800	70,050	210,000
Interest on indebtedness (4)	136,718	8,034	49,590	48,716	30,378

Total	$452,485	$19,475	$59,429	$122,938	$250,643

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases.
(2)	These obligations represent firm purchase commitments for the purchase of specified fixed assets.
(3)	Excludes a discount of $1.5 million.
(4)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of September 30, 2005 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of September 30, 2005 will remain in effect until maturity.

Additionally, we have $20.9 million of environmental liabilities, $10.9 million of pension plan obligations and $4.9 million of other long term insurance claim obligations we expect to pay out over the next four to seven years. We also have $38.7 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of September 30, 2005 for our insurance administrator was $33.6 million. Based on an ongoing assessment by our insurance administrator, we may be required to post up to an additional $6.0 million letter of credit. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letters of credit.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

In July, 2005, we signed a new lease for approximately 55,000 square feet for our corporate headquarters. The current lease on our existing location expires September 30, 2006. Our annual rental expense, excluding common area maintenance charges and real estate taxes under the new lease, is expected to be approximately $1.2 million. Construction of the new building has not yet begun and the landlord of the new building advises us that it is awaiting certain permits and that construction may be delayed.

Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million aggregate principal amount at maturity in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. The Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds were used to repay approximately $70 million of the term loan under our credit facility and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of outstanding Series B floating interest rate notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our credit facility. The credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The interest rate on the Senior Floating Rate Notes at September 30, 2005 was 8.10% . In August, 2005, we completed the conversion of the Senior Floating Rate Notes from private debt to public debt.

We incurred $2.4 million in debt issuance costs relating to the Senior Floating Rate Notes. We are amortizing these costs over the term of the notes. The balance of the debt issuance costs as of September 30, 2005 was $2.2 million.

Term Loan

On November 13, 2003, QD LLC and QD Capital, issued a private offering of $125 million aggregate principal amount of 9% Notes and entered into a new credit agreement consisting of a $140 million delayed drawn term-loan (“Term Loan”), a $75 million revolving credit facility, and a $20 million pre-funded letter of credit facility. On March 10, 2005, we completed the conversion of the 9% Notes from private debt to public debt.

The Term Loan bears interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios. The interest is payable quarterly on March 15, June 15, September 15 and December 15. The Term Loan matures on November 12, 2009. The interest rate on the Term Loan at September 30, 2005 and 2004 was 6.84% and 4.60%, respectively.

We incurred $3.4 million in debt-issuance costs relating to the Term Loan and wrote-off $1.1 million of the debt-issuance costs upon the $70 million repayment of the Term Loan in January 2005. We are amortizing the $2.3 million remaining debt-issuance costs over the term of the Term Loan to interest expense using the effective-interest method. The balance of these debt issuance costs as of September 30, 2005 was $1.4 million.

Revolving Credit Facility

Our revolving credit facility (“Revolver”) comprises a $75.0 million revolving credit facility that is available until November 12, 2008 and a $20 million pre-funded letter of credit facility that is available until November 12, 2009. The revolving credit facility of the Revolver can be used for working capital and general corporate purposes, including permitted acquisitions and additional letters of credit. At September 30, 2005, we had $50.3 million available under the revolving credit facility and $38.7 million in outstanding letters of credit.

Interest on the Revolver is, at our option, (a) 2.50% in excess of the Base Rate (as defined in the credit agreement) or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolving credit facility at September 30, 2005 was 9.25%.

The Revolver provides for payment by us of an annual fee in respect of outstanding letters of credit under the revolving credit facility equal to the spread over the Eurodollar rate for Eurodollar Loans under the revolving credit facility from time to time in effect on the aggregate outstanding stated amounts of such letters of credit and a fronting fee equal to  1/4 of 1.0% on the aggregate outstanding stated amounts of such letters of credit. We pay a commitment fee equal to  1/2 of 1.0% per annum on the undrawn portion of the available commitment under the revolving credit facility, subject to decreases based on the achievement of certain financial ratios.

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

We incurred $1.5 million in debt-issuance costs relating to the revolving credit facility. We are amortizing these costs over the term of the revolver. The balance of the debt-issuance costs as of September 30, 2005 was $1.1 million.

9% Notes

The 9% Notes are unsecured obligations guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The interest is payable semi-annually on May 15 and November 15. The 9% Notes mature on November 12, 2010.

We incurred $5.5 million in debt-issuance costs relating to the 9% Notes. We are amortizing these costs over the term of the 9%Notes. The balance of the debt issuance costs as of September 30, 2005 was $4.0 million.

We may redeem the 9% Notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on November 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Percentage
2007	104.50%
2008	102.25
2009 and thereafter	100.00

Collateral, Guarantees and Covenants

The loans and letters of credit under the revolving credit agreement are guaranteed by all of our existing and future direct and indirect domestic subsidiaries (collectively, the “subsidiary guarantors”). Our obligations and our subsidiary guarantor obligations are collateralized by a first priority perfected lien on substantially all of our properties and assets and the subsidiary guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by us and the property and assets of the subsidiary guarantors, subject to certain exceptions. In addition, in certain cases, no more than 65.0% of the stock of our foreign subsidiaries is required to be pledged. Such assets pledged also collateralize certain interest rate protection and other hedging agreements permitted by the credit facility that may be entered into from time to time by us.

The credit agreement contains restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions, redeemable common stock, and preferred stock issuance, capital expenditures, and the payment of dividends. At September 30, 2005, we were in compliance with all debt covenants. The credit agreement includes one financial covenant, the ratio of consolidated total debt (as defined) to Consolidated EBITDA (as defined), which must be maintained. As of September 30, 2005, we were in compliance with this financial covenant.

Debt Retirement

The following is a schedule of our indebtedness at September 30, 2005 over the periods we are required to pay such indebtedness (dollars in thousands):

(in 000’s)	Remainder of 2005	2006	2007	2008	2009 and after	Total
Variable term loan due 2009	$350	$1,400	$1,400	$1,400	$62,650	$67,200
9% Notes, due 2010	—	—	—	—	125,000	125,000
Revolving credit facility	—	—	—	—	6,000	6,000
Senior Floating Rate Notes, due 2012	—	—	—	—	85,000	85,000

Total	$350	$1,400	$1,400	$1,400	$278,650	$283,200

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The above table does not include the remaining unamortized original issue discount of $1.5 million relating to the Senior Floating Rate Notes.

We have the ability to incur additional debt, subject to limitations imposed by the credit facility and the indenture governing the 9% Notes and the Senior Floating Rate Notes. Under the indentures governing the QD LLC Notes (which includes the 9% Notes and the Senior Floating Rate Notes), in addition to specified permitted indebtedness QD LLC will be able to incur additional indebtedness so long as on a pro forma basis QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.0 to 1.0 or greater.

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

However, for periods extending beyond twelve months, if our operating cash flow and borrowings under the revolving credit facility are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we would be required to seek alternative financing. These alternatives would likely include another restructuring or refinancing of our long-term debt, the sale of a portion or all of our assets or operations or the sale of additional debt or equity securities. If these alternatives are not available in a timely manner or on satisfactory terms, or are not permitted under our existing agreements, we might default on some or all of our obligations. If we default on our obligations, including our financial covenants required to be maintained under the credit facility, and the debt under the indentures for the QD LLC Notes were to be accelerated, our assets may not be sufficient to repay in full all of our indebtedness, and we might be forced into bankruptcy.

Other Issues

We have historically sought to acquire smaller local operators as part of our program of strategic growth. We continue to evaluate potential accretive acquisitions in order to capitalize on the consolidation occurring in the industry and expect to fund such acquisitions from available sources of liquidity, including borrowings under the revolving credit facility.

While uncertainties relating to environmental, insurance, labor and other regulatory matters exist within the trucking industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. Our credit rating is affected by many factors, including our financial results, operating cash flows and total indebtedness.

We conduct substantially all of our business through and derive virtually all of our income from our subsidiaries. Therefore, our ability to make required principal and interest payments with respect to our indebtedness depends on the earnings of subsidiaries and our ability to receive funds from our subsidiaries through dividend and other payments. The ability of QD LLC to make distributions to QDI is restricted by the financial covenants contained in the credit facility and the indentures governing the QD LLC Notes. As of September 30, 2005, QDI did not have any direct cash obligations.

Since QD LLC is prevented under the credit facility from paying dividends to QDI, we do not expect to pay dividends on our common stock in the foreseeable future. In addition, the agreements governing our indebtedness restrict our ability to pay dividends.

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report includes “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report and in any subsequent filings made by us with the SEC, other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. In particular, forward-looking statements appear elsewhere in this report under “Summary,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Examples of forward-looking statements include:

•	projections of revenue, earnings, capital structure and other financial items,

•	statements of our plans and objectives,

•	statements of expected future economic performance, and

•	assumptions underlying statements regarding us or our business.

As stated elsewhere in this prospectus, these risks, uncertainties and other factors include, among others:

•	general economic conditions,

•	the availability of diesel fuel,

•	adverse weather conditions,

•	the effects of Hurricane Katrina, Rita and Wilma on our operations, our customers, diesel fuel availability and other elements of the economy,

•	competitive rate fluctuations,

•	our substantial leverage and restrictions contained in our debt agreements, including our credit facility and our indentures,

•	the cyclical nature of the transportation industry due to various economic factors such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements,

•	our dependence on affiliates and owner-operators and our ability to attract and retain owner-operators, affiliates and company drivers,

•	changes in or our inability to comply with governmental regulations and legislative changes affecting the transportation industry,

•	our obligations under both historical and future environmental regulations and the increasing cost of environmental compliance,

•	our ability or inability to reduce our claims exposure through insurance due to changing conditions and pricing in the insurance marketplace,

•	the final outcome of state regulatory investigations into the insurance irregularities and any other governmental investigations or legal proceedings initiated against us,

•	the cost of complying with existing and future anti-terrorism security measures enacted by federal, state and municipal authorities,

•	the potential loss of our ability to use net operating losses to offset future income due to a change of control, and

•	changes in senior management.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

Interest Rate Risk

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

$ in 000s	Balance at September 30, 2005	Interest Rate at September 30, 2005	Effect of 1% Change
Senior Floating Rate Notes	$85,000	8.10%	$850
Revolver	6,000	9.25%	60
Term Loan	67,200	6.84%	672

Total	$158,200		$1,582

At September 30, 2005, a 1% point change in the current per annum interest rate would result in $1.6 million of additional interest expense over a twelve month period.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 7.3% of our consolidated revenue in the first nine months of 2005 and 7.2% of our consolidated revenue in the first nine months of 2004. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At September 30, 2005, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the nine months ended September 30, 2005 and 2004, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Assets and liabilities for our Canadian operations are matched in the local currency. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact from our Canadian operations on translating assets and liabilities into dollars is included as a component of shareholders’ equity. In comparing the average exchange rates between the first nine months of fiscal 2005 and the year-ago period, the Canadian dollar appreciated against the United States dollar by approximately 8.4%. Our revenue results for the first nine months of fiscal year 2005 were positively impacted by a $2.8 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar. The appreciation of the Canadian dollar since December 31, 2004 was the primary reason for the less than $0.1 million increase in cumulative currency translation losses in stockholders’ equity for the nine months ended 2005.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for 2004 related to the Canadian dollar versus the United States dollar. We estimate that a 1% point adverse change in the Canadian dollar foreign exchange rate would decrease our revenues by approximately $0.4 million in 2005, assuming no changes other than the exchange rate itself. As discussed above, this quantitative measure has inherent limitations.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at September 30, 2005, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. Hurricanes Katrina, Rita and Wilma caused a rapid and dramatic increase in the price of diesel fuel. To date, we have passed these increased costs directly to our customers. As of September 30, 2005, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and our principal accounting officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2005, because the material weakness in our internal control over financial reporting discussed below had not been remediated.

In light of the material weakness, we performed additional analysis and other post-closing procedures to provide assurance that our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material weakness in internal control over financial reporting

As fully described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we did not maintain effective control over the acquisition or disposal of property and equipment and the related gains and losses and depreciation expense. This control deficiency impacts our ability to ensure the existence of, and our ownership of, property and equipment recorded in our consolidated financial statements. This control deficiency had not been remediated as of September 30, 2005.

Remediation of material weakness in internal control over financial reporting

Effective September 30, 2005 we concluded that we had sufficient evidence that our material weakness related to the reconciliation of intercompany transactions and balances, which is fully described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, had been remediated. Our remediation included a review of certain inter-company transactions that occurred during the first three quarters of 2005 to assess whether such transactions were properly recorded by all entities and to ensure the inter-company balances of each entity agreed with its counter-party.

Changes in internal control over financial reporting

In addition to the remediation action discussed above, we implemented processes, effective August 1, 2005, to obtain approval for all acquisitions and disposals of fixed assets and to properly record the related gains and losses and depreciation expense. While the remediation measures have improved the design effectiveness of our internal control over financial reporting, these new measures did not fully remediate our fixed asset material weakness, as described above, because we did not have sufficient time to fully test these new controls as of September 30, 2005.

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 identified in connection with the evaluation thereof by our management that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than reported in “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K/A for the year ended December 31, 2004, “Note 20. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K/A and “Note 8. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K/A.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

November 9, 2005	/S/ GERALD L. DETTER
GERALD L. DETTER, PRESIDENT AND
CHIEF EXECUTIVE OFFICER
(DULY AUTHORIZED OFFICER)

November 9, 2005	/S/ TIMOTHY B. PAGE
TIMOTHY B. PAGE, SENIOR VICE
PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)