Form 10-K
period 2005-12-31
QUALITY DISTRIBUTION INC
filed 2006-03-16
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2005 was $73.0 million (based on the closing sale price of $8.85 per share).

As of February 28, 2006, the registrant had 19,053,988 outstanding shares of Common Stock, no par value, outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report along with other documents that are publicly disseminated by us contain or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report and in any subsequent filings made by us with the SEC other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the section 1A “Risk Factors.” These factors include:

•	general economic conditions,

•	the cyclical nature of the transportation industry due to various economic factors such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements,

•	competitive rate fluctuations,

•	the availability of diesel fuel,

•	adverse weather conditions,

•	loss of qualified personnel, which could limit our growth and negatively affect operations,

•	our dependence on affiliates and owner-operators and our ability to attract and retain owner-operators, affiliates and Company drivers,

•	changes in, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry,

•	increased unionization, which could increase our operating costs or constrain operating flexibility,

•	our obligations under both historical and future environmental regulations and the increasing costs of environmental compliance,

•	our substantial leverage and restrictions contained in our debt agreements, including our credit facility and our indentures,

•	our ability or inability to reduce our claims exposure through insurance due to changing conditions and pricing in the insurance marketplace,

•	the loss of one or more significant customers,

•	the cost of complying with existing and future anti-terrorism security measures enacted by federal, state and municipal authorities,

•	changes in senior management,

•	our ability to successfully integrate acquired businesses,

•	our ability to achieve anticipated operating results in fiscal 2006.

•	interests of Apollo Management, our largest shareholder, which may conflict with your interests, and

•	the potential loss of our ability to use net operating losses to offset future income due to a change of control.

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

PART I

ITEM 1. BUSINESS

Overview

We operate the largest dedicated bulk tank truck network in North America based on bulk service revenues reported by Bulk Transporter’s 2004 Annual Gross Revenue Report. The bulk tank truck market in North America includes all items shipped by bulk tank truck carriers and consists primarily of the shipping of chemicals, gasoline and food-grade products. We transport a broad range of chemical products and provide our customers with value-added services and other logistics services. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including The Dow Chemical Company, Procter & Gamble Company, E.I. duPont and PPG Industries, and we provide services to most of the top 100 chemical producers in the world with U.S. operations.

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share, and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products are, in turn, affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. Additionally, we provide leasing, tank cleaning, transloading and warehousing, which are presented as other service revenue. We also facilitate insurance products for drivers and affiliates through an independent third party. The principal components of our operating costs include purchased transportation, employee compensation, annual tractor and trailer maintenance, insurance, and technology infrastructure.

Our Industry

We estimate, based on industry sources, that the for-hire North American bulk tank truck industry generated revenues of approximately $9.0 billion in 2004. We operate in the highly fragmented for-hire segment of the chemical bulk transport market (estimated at $6.5 billion) where we have achieved a leading market share. Our competition in the for-hire segment includes more than 200 smaller, primarily regional carriers. In addition to the for-hire segment, we also compete for the private fleet segment of the market by targeting private fleet operators who would benefit from outsourcing their transportation needs to us. Because we operate the largest dedicated bulk tank truck network in North America, we believe we are well-positioned to expand our business by converting private fleets.

Industry growth is generally dependent on volume growth in the industrial chemical industry and on the rate at which chemical companies outsource their transportation needs. As competitive pressures force chemical companies to reduce costs and focus on their core businesses, we believe that chemical companies will continue to consolidate their shipping relationships and seek to outsource a greater portion of their logistics needs to third-party carriers. We believe that large, national full-service carriers will benefit from this outsourcing trend and will be able to grow faster than the overall bulk tank truck industry.

Our industry is characterized by barriers to entry such as (i) the time and cost required to develop the capabilities necessary to handle sensitive chemical cargo, (ii) the financial and managerial resources required to recruit and train drivers, (iii) substantial industry regulatory requirements, and (iv) the significant capital investments required to build a fleet of equipment and establish a network of terminals. In addition, the industry continues to experience consolidation due to economic and competitive pressures, increasing operating costs for driver recruitment and insurance, and increasing capital investments for equipment and technology. As the cost and complexity of operating a bulk tank truck business increase and smaller competitors continue to exit the industry, we believe that large, well established carriers like ourselves will increase market share.

Development of Our Company

Our Company was formed in 1994 as a holding company known as MTL, Inc. and consummated its initial public offering on June 17, 1994. On June 9, 1998, MTL, Inc. was recapitalized through a merger with a corporation controlled by Apollo Investment Fund III, L.P. As a result of the recapitalization, MTL, Inc. became a private company. On August 28, 1998, we completed our acquisition of Chemical Leaman Corporation and its subsidiaries (“CLC”). Through the 1998 acquisition, we combined two of the then-leading bulk transportation service providers, namely, Montgomery Tank Lines, Inc. and Chemical Leaman Tank Lines, Inc., under one operating company, Quality Carriers, Inc. (“QCI”). In 1999, we changed our name from “MTL, Inc.” to “Quality Distribution, Inc.” On November 13, 2003, we consummated the initial public offering of 7,875,000 shares of our common stock, no par value.

As of February 28, 2006, investment funds related to Apollo Management, L.P. owned approximately 54.5% of our common stock, and approximately 52.6% on a fully diluted basis after giving effect to stock options and warrants.

Services Provided

Bulk Transportation Service

We are primarily engaged in the business of bulk transportation of liquid and dry chemical products through our subsidiary, QCI and its Transplastics division (“TPI”). Business services are provided through Company-owned and affiliate terminals. As of December 31, 2005, 76 of 165 locations were Company operations and the remaining locations were affiliate operations. Owner-operators are heavily relied upon to fulfill driver and tractor needs at both Company and affiliate terminals. We believe the combination of the affiliate program and the emphasis on the use of owner-operators results in an efficient and flexible operating structure that provides superior customer service.

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

Affiliates gain multiple benefits from their relationship with QCI, such as improved equipment utilization through access to our network of operating terminals, access to, and enhancement of, our broad national and local customer relationships, national driver recruitment, standardized safety training (for drivers, tankwashers and mechanics) and expanded marketing and sales resources, combined with sophisticated marketplace/competitive research. Affiliates gain further value from QCI’s management information systems, which provide essential operating and financial reports while simplifying daily operating situations with system-wide technology support (TMW Systems, Incorporated (“TMW”) dispatch/billing platforms and en-route electronic linkage with each vehicle). Affiliates also derive significant financial benefit through our purchasing leverage on items such as insurance coverage, tractors, fuel and tires.

Affiliates predominantly operate under the marketing identity of QCI and typically receive a percentage of gross revenues from each shipment they transport. Affiliates are responsible for their own operating expenses such as licenses and workers’ compensation insurance. We pay affiliates each week on the basis of completed billings to customers from the previous week. Our weekly settlement program deducts any amounts advanced to affiliates (and their individual drivers) for fuel, insurance, loans or other miscellaneous operating expenses, including rental charges for QCI’s tank trailers. We reimburse affiliates for certain expenses billed back to customers, including fuel, tolls and scaling charges.

Our contracts with affiliates typically carry a one-year term and thereafter renew on an annual basis, unless terminated by either party. Affiliate contracts uniformly contain restrictive covenants prohibiting them from competing directly with QCI for a period of one year following termination of the contract. In addition, affiliates are required to meet all QCI standard operating procedures as well as being required to submit regular financial statements.

Affiliates engage and/or employ their own drivers and personnel. Affiliates also engage owner-operators as drivers. All affiliate personnel must meet QCI’s operating standards/requirements.

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

In exchange for the services rendered, owner-operators are normally paid a fixed percentage of the revenues generated for each load hauled or on a per mile rate. The owner-operator pays all tractor operating expenses such as fuel, physical damage insurance, tractor maintenance, fuel taxes and highway use taxes. However, we reimburse owner-operators for certain expenses passed through to our customers, such as fuel surcharges, tolls and scaling charges. QCI attempts to enhance the profitability of our owner-operators through purchasing programs offered by us directly or indirectly through outsourcing arrangements that take advantage of our significant purchasing power. These programs cover such operating expenses as tractors, fuel, tires, occupational,-accident and physical damage insurance.

Owner-operators utilized by QCI or an affiliate must meet specified guidelines for driving experience, safety records tank truck experience and examinations in accordance with U.S. Department of Transportation

(“DOT”) regulations. We emphasize safety to our independent contractors and their drivers and maintain driver safety inspection programs, safety awards, terminal safety meetings and stringent driver qualifications.

Tank Wash Operations

To maximize equipment utilization and efficiency we rely on 32 tank wash facilities owned and operated by us in our subsidiary Quality Services, Inc. (“QSI”), and 15 affiliate-owned tank wash facilities located throughout our operating network. These facilities allow us to generate additional tank washing fees from non-affiliated carriers and shippers. Management believes that the availability of these facilities enables us to provide an integrated service package to our customers and minimize the risk of cost escalation associated with reliance on third-party tank wash vendors.

Driver Recruitment and Retention

QCI and its affiliates dedicate significant resources to recruiting and retaining owner-operators and our own drivers. Company drivers and owner-operators are hired in accordance with specific guidelines regarding safety records, driving experience and a personal evaluation by our staff. We employ only qualified drivers who meet our standards. These drivers are required to attend a rigorous training program conducted at one of our six safety schools.

Driver recruitment and retention is a primary focus for all operations personnel. Each terminal manager has direct responsibility for hiring drivers. We use many of the traditional methods of driver recruitment as well as using many newer methods of driver recruitment, including the use of the Internet. QCI also has recruiting departments at the Tampa corporate office and the regional field offices.

From time to time, we facilitate driver recruitment by offering tractors through lease or purchase agreements. We also offer incentives to the owner-operators and affiliate drivers to purchase the specialized equipment needed to handle liquid chemicals.

Drivers and Owner-Operators

At December 31, 2005, we utilized 3,244 drivers. Of this total, 1,798 were owner-operators, 1,167 were affiliate company drivers, and 279 were Company drivers.

Company Personnel

At February 28, 2006, we employed 1,079 personnel, including 325 Company drivers.

We provide our employees with health, dental, vision, life, and other insurance coverages subject to certain premium sharing and deductible provisions.

Union Labor

At December 31, 2005, we had 191 employees (78 drivers) in trucking, maintenance or tank wash and approximately 133 employees at three affiliate terminals who were members of the International Brotherhood of Teamsters.

Tractors and Trailers

As of December 31, 2005, we managed a fleet of approximately 3,500 trucks and 7,500 tank trailers. The majority of our tanks are single compartment, chemical-hauling trailers. The balance of the fleet is made up of multi-compartment trailers, dry bulk trailers, and special use equipment. The chemical transport units typically have a capacity between 5,000 and 7,000 gallons and are designed to meet DOT specifications for transporting hazardous materials. Each trailer is designed for a useful service life of 15 to 20 years, though this can be extended through upgrades and modifications. Each tractor is designed for a useful life of 5 to 7 years, though this can be extended through upgrades and modifications. We acquire new tractors for an initial utilization period of seven years.

Many of our terminals and our affiliate terminals perform preventative maintenance and receive computer-generated reports that indicate when inspection and servicing of units are required. Our maintenance facilities are registered with the DOT and are qualified to perform trailer inspections and repairs for our fleet and for equipment owned by third parties. We also rely on unaffiliated repair shops for many major repairs

The following table shows the age of trailers and tractors we managed as of December 31, 2005. All numbers are approximated as of such date:

TRAILERS (1)	LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	11~15 YEARS	16~20 YEARS	GREATER THAN 20 YEARS	TOTAL
Company	134	159	1,796	814	1,718	1,191	5,812
Affiliate	87	173	461	189	130	230	1,270
Owner-Operator	—	—	5	7	5	2	19
Shipper Owned	115	60	36	47	53	49	360

Total	336	392	2,298	1,057	1,906	1,472	7,461

We also have 384 trailers that are held-for-sale.

TRACTORS (1)	LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	11~15 YEARS	GREATER THAN 15 YEARS	TOTAL
Company	149	291	201	31	13	685
Affiliate	474	418	271	64	8	1,235
Owner-Operator	205	397	790	171	52	1,615
Shipper Owned	1	3				4

Total	829	1,109	1,262	266	73	3,539

(1)	Age based upon original date of manufacture; tractor/trailer may be substantially refurbished or re-manufactured.

Leasing

We lease tractors and trailers to affiliates and other third parties, including shippers. Tractor lease terms range from 6 to 60 months and normally include a purchase option. Trailer lease terms range from 1 to 84 months and do not include a purchase option. We derive a portion of our income from leasing these units to customers and affiliates.

Owner-Operator and Affiliate Services

We offer purchasing programs that take advantage of our significant purchasing power for products and services such as fuel, tractors, and tires as well as physical damage, occupational-accident and workers’ compensation insurance. We believe that these programs strengthen our relationship with our owner-operators and improve driver recruitment.

Through an outsourcing agreement with an unaffiliated insurance brokerage company and our subsidiary, PPI, we offer insurance products and other services to both our affiliates and to our owner-operators at favorable prices. In return, PPI receives a percentage of certain commissions, underwriting profits, administrative and other deferred revenues related to these outsourced insurance-related services.

MARKETING

We conduct our marketing activities at both the national and local levels. We employ geographically dispersed sales managers who market our services primarily to regional accounts. These sales managers have extensive experience in marketing specialized tank truck transportation services. The national corporate sales staff concentrates on selling to a defined national account base. In addition, significant portions of our marketing activities are conducted by regional sales directors in conjunction with our terminal managers and dispatchers who act as local customer service representatives. These managers and dispatchers maintain regular contact with shippers and are well positioned to identify the changing transportation needs of customers in their respective geographic areas.

CUSTOMERS

Our revenue base consists of customers located throughout North America, including many Fortune 500 companies such as The Dow Chemical Company, Procter & Gamble, PPG Industries, and E.I. duPont. During 2005, 2004 and 2003, Dow Chemical accounted for approximately 10.2%, 10.2%, and 11.3% of operating revenue, respectively. In 2005, our 10 largest customers accounted for 31.2% of operating revenues.

ADMINISTRATION

As of December 31, 2005, we operated approximately 165 terminals (excluding transload facilities) throughout the United States as well as in Canada. Company-owned and affiliate terminals operate as separate profit centers and terminal managers are responsible and accountable for most operational decisions. Effective supervision requires maximum personal contact with customers and drivers. Therefore, to accomplish mutually defined operating objectives, the functions of customer service, dispatch and general administration typically rest within each terminal. Cooperation and coordination is further encouraged by our backhaul program.

From the corporate offices in Tampa, Florida, management monitors each terminal’s operating and financial performance, safety and training record, accounts receivable and customer service efforts. Terminal managers ensure the terminals remain in compliance with safety, maintenance, customer service and other operating procedures. Senior corporate executives, safety department personnel and audit department personnel conduct unannounced visits to verify terminal compliance. We strive to achieve uniform service and safety at all Company-owned and affiliate terminals, while simultaneously affording terminal managers the freedom to focus on generating business in their regions.

COMPETITION

The tank truck business is competitive and fragmented. We compete primarily with other tank truck carriers and dedicated private fleets in various states within the United States and Canada. With respect to certain aspects of our business, we also compete with intermodal transportation and railroads. Intermodal transportation has increased in recent years.

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

We also compete with other motor carriers for the services of our drivers and owner-operators. Our overall size and our reputation for good relations with affiliates and owner-operators have enabled us to attract qualified professional drivers and owner-operators. We would like to expand our driver complement by 10% in 2006.

Competition from non-trucking modes of transportation and from intermodal transportation would likely increase if state or federal fuel taxes were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

RISK MANAGEMENT, INSURANCE AND SAFETY

The primary insurable risks associated with our business are bodily injury and property damage, workers’ compensation and cargo loss and damage. We maintain insurance against these risks and are subject to liability as a self-insurer to the extent of the deductible under each policy. We currently maintain liability insurance for bodily injury and property damage with an aggregate limit on the coverage in the amount of $40 million, with a $5 million per incident deductible.

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

Facility managers are responsible for environmental compliance at each operating location. Audits conducted by our staff assess operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities and waste management. We may also, if circumstances warrant, contract with independent environmental consulting firms to conduct periodic, unscheduled, compliance assessments that focus on unsafe conditions with the potential to result in releases of hazardous substances or petroleum, and that also include screening for evidence of past spills or releases. Our staff includes environmental professionals who develop guidelines and procedures, including periodic audits of our terminals, tank cleaning facilities, and historical operations, in an effort to avoid circumstances that could lead to future environmental exposure.

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), the Resource Conservation and Recovery Act of 1976 (“RCRA”), the Superfund Amendments and Reauthorization Act of 1986, and comparable state and Canadian laws. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and on the road, and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor predict with certainty the extent of future liabilities and costs under environmental, health, and safety laws, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or business reputation.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of December 31, 2005 and 2004, respectively, we had reserves in the amount of $17.2 million and $25.6 million, respectively for all environmental matters discussed below.

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

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a two mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via in-situ treatment and a local discharge. The treatment facility has been approved and construction started in July 2005. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate seven acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004 but was delayed due to weather-related issues. Field work was re-started in May 2005 and remediation work is on-going. Additional contamination has been identified. In regard to OU2, USEPA is now requiring a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the in-situ treatment previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated future expenditures to be in the range of $8.6 million to $11.4 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (PADEP) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (OU1), treat contaminated groundwater (OU2), and perform remediation of contaminated soils (OU3) at this former wastewater disposal site. OU1 is complete. PADEP and USEPA had previously been unable to agree on the final interim remedy design for OU2; specifically the discharge location for the treated groundwater. We have projected an interim remedy, which involves the construction of a treatment facility and discharge locally. A preliminary engineering design, which includes a discharge to a local tributary, was submitted in August 2004 to USEPA and PADEP for their review and comment. Agency comments have been received and a final design is being prepared that will be submitted to the agency. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (SVE). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale operation in May 2004. We determined in June 2004 that we would incur increased expense due to the off-site additional contaminated soil that was found to be incompatible with the thermal treatment unit, the increased volume of soil subject to thermal treatment based on an increase in the lateral extent of contamination, and the discovery of buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. This work was completed in early 2005. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We excavated the pond’s three soils into discrete piles and determined the best approach to treat each soil pile. It was determined that most of the soil piles could be treated on-site using SVE as originally planned. However, some modifications to the design will have to be made in order to treat a limited number of soil piles. The SVE phase of the remediation work will begin during the first quarter of 2006. We have estimated future expenditures to be in the range of $2.5 million to $3.1 million.

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

We have estimated future expenditures for these other owned properties to be in the range of $2.9 million to $3.8 million.

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

We were also recently notified of our potential liability for remedial measures to be undertaken by the EPA at the Mobile Tank Wash Facility Superfund Site in Mobile, Alabama. Liability cannot be estimated at this time. We have asserted claims against the site owner (currently in bankruptcy) and the owner’s insurers but do not expect to receive any reimbursement at this time.

We have estimated future expenditures for these other environmental matters to be in the range of $1.6 million to $3.8 million.

There can be no assurance that additional sites for which we are responsible will not be discovered, nor that violations by us of environmental laws or regulations will not be identified or occur in the future, or that environmental, health and safety laws and regulations will not change in a manner that could impose material costs on us.

MOTOR CARRIER REGULATION

As a motor carrier, we are subject to regulation by the Federal Motor Carrier Safety Administration (“FMCSA”) and the Surface Transportation Board (“STB”), both of which are units of the U.S. Department of

Transportation (“DOT”). The FMCSA enforces comprehensive trucking safety regulations and performs certain functions relating to such matters as motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from owner-operators. The STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements. There are additional regulations specifically relating to the tank truck industry, including testing and specifications of equipment and product handling requirements. We may transport most types of freight to and from any point in the United States over any route selected by us. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes may include increasingly stringent environmental regulations, changes in the hours-of-service regulations which govern the amount of time a driver may drive in any specific period of time, mandatory onboard black box recorder devices or limits on vehicle weight and size. In addition, our tank wash facilities are subject to stringent local, state and federal environmental regulation.

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

New FMCSA rules changing the regulations governing hours of service (“HOS”) for commercial truck drivers became effective on January 4, 2004. The new rules increased the total consecutive off-duty hours a driver must take prior to driving in interstate commerce and reduce the total daily consecutive driving and on-duty hours allowed. In July 2004, the United States Court of Appeals for the District of Columbia struck down the FMCSA HOS rules. On September 30, 2004, the extension of the federal highway bill signed into law by the President extended the current HOS rules until October 1, 2005, when all truckload carriers became subject to revised HOS regulations.

Title VI of The Federal Aviation Administration Authorization Act of 1994, generally prohibits individual states, political subdivisions thereof and combinations of states from regulating price, entry, routes or service levels of most motor carriers. However, the states retained the right to continue to require certification of carriers, based upon two primary fitness criteria—safety and insurance—and retained certain other limited regulatory rights. Prior to January 1, 1995, we held intra-state authority in several states. Since that date, we have either been “grandfathered” or have obtained the necessary certification to continue to operate in those states. In states in which we were not previously authorized to operate intra-state, we have obtained certificates or permits allowing us to operate.

We are subject to compliance with cargo security and transportation regulations issued by the Transportation Security Administration and by the Department of Homeland Security, including regulation by the new Bureau of Customs and Border Protection (“CBP”). We believe that we will be able to comply with pending CBP rules, which will require pre-notification of cross-border shipments, with no material effect on our operations.

We are also subject to the motor carrier laws of Canada and Mexico.

From time to time, various legislative proposals are introduced including proposals to increase federal, state, or local taxes, including taxes on motor fuels, which may increase our costs and adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.

SEASONALITY

Our business is subject to limited seasonality due to the nature of the business of our customers, with revenues generally declining slightly during winter months, namely the first and fourth fiscal quarters, and over holidays. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months. Our operating expenses also have been somewhat higher in the winter months, due primarily to decreased fuel efficiency, increased utility costs and increased maintenance costs of equipment in colder months.

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

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Our business is subject to general and industry- specific economic factors that are largely out of our control and could affect our operations and profitability.

Our business is dependent on various economic factors over which we have little control, that include:

•	the availability of qualified drivers,

•	increases in fuel taxes and tolls,

•	excess capacity in the tank trucking industry,

•	changes in license and regulatory fees,

•	interest rate fluctuations,

•	downturns in customers’ business cycles,

•	reduction in customers’ shipping requirements; and

•	the U.S. economy generally.

As a result, we may experience periods of overcapacity, declining prices and lower profit margins in the future. We have a large number of customers in the chemical-processing and consumer-goods industries. If these customers experience fluctuations in their business activity due to an economic downturn, work stoppages or other industry conditions, the volume of freight transported by us on behalf of those customers may decrease.

Loss of qualified drivers or other personnel could limit our growth and negatively affect operations.

There is substantial competition for qualified drivers in the trucking industry. Furthermore, certain geographic areas have a greater shortage of qualified drivers than other areas. We operate in many of these geographic areas where there is a shortage of drivers and have turned down new business opportunities as a result of the lack of qualified new drivers. Difficulty in attracting qualified personnel, particularly qualified drivers, could require us to increase driver compensation, forego available customer opportunities and underutilize the tractors and trailers in our network. These actions could result in increased costs and decreased revenues. In addition, we may not be able to recruit other qualified personnel in the future.

Loss of affiliates and owner-operators could adversely affect our operations and profitability.

We rely on participants in our affiliate program and independent owner-operators. A reduction in the number of owner-operators, whether due to capital requirements related to the expense of obtaining, operating and maintaining equipment or for other reasons, could have a negative effect on our operations and profitability. Similarly the loss of our more robust affiliates could adversely affect our profitability. Contracts with affiliates typically are for a one-year term that renew automatically for an additional year, and contracts with owner-operators may be terminated by either party on short notice. Although affiliates and owner-operators are responsible for paying for their own equipment and other operating costs, significant increases in these costs could cause them to seek a higher percentage of the revenue generated if we are unable to increase our rates commensurately. Conversely, a continued decline in the rates we pay to our affiliates and owner-operators could adversely affect our ability to maintain our existing affiliates and owner-operators and attract new affiliates, owner-operators and Company drivers.

Existing trucking regulations are costly and burdensome and new trucking regulations may increase costs.

As a motor carrier, we are subject to regulation by the U.S. Department of Transportation and by various state agencies. These regulatory authorities exercise broad powers governing activities such as operating authority, safety, financial reporting and acquisitions. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment, product-handling requirements and drug testing of drivers. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Possible changes include:

•	increasingly stringent environmental regulations,

•	changes in the hours-of-service regulations, which govern the amount of time a driver may drive in any specific period,

•	onboard black box recorder devices, and

•	mandatory limits on vehicle weight and size.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state, or local taxes, including taxes on motor fuels, which may increase our costs or adversely impact the recruitment of drivers.

Increased unionization could increase our operating costs or constrain operating flexibility.

Although only approximately 5% of our driver workforce, including owner operators and employees of affiliates, are currently subject to collective bargaining agreements, unions such as the International Brotherhood of Teamsters have traditionally been active in the U.S. trucking industry. Unionized workers could disrupt our operations by strike, work stoppage or other slowdown. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization. Increased unionization of our workforce could result in higher compensation and working condition demands that could increase our operating costs or constrain our operating flexibility.

Our operations involve hazardous materials, which could create environmental liabilities.

Our activities are subject to environmental, health and safety laws and regulation by governmental authorities in the United States and Canada because we handle, transport and store bulk chemicals. Environmental laws and regulations are complex and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. We believe we are in substantial compliance with all applicable requirements. However, there can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs on us.

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of these substances. We have incurred remedial costs and regulatory penalties for chemical or wastewater spills and releases at our facilities or over the road, and, notwithstanding the existence of our environmental management program, we expect that additional similar obligations will be incurred in the future. Future liabilities and costs under environmental, health, and safety laws are not easily predicted, and such liabilities could result in a material adverse effect on our financial condition, results of operations or business reputation.

As a result of environmental studies conducted at our facilities or at third party sites, in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation. Our current reserves provided for these sites may prove insufficient, which would result in future charges against earnings.

Our substantial leverage and restrictions contained in our debt agreements, including our credit facility and our indentures, could hamper our operations.

At December 31, 2005, we had consolidated long-term indebtedness, including current maturities of long-term debt, of $289.1 million. The amount of our indebtedness could have important consequences, including the following:

•	using a portion of our cash flow to pay interest on our indebtedness will reduce the availability of our cash flow to fund working capital, capital expenditures, initiatives and other business activities,

•	it increases our vulnerability to adverse economic and industry conditions,

•	it limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•	it limits our ability in making strategic acquisitions or exploiting business opportunities, and

•	it limits our operational flexibility, including our ability to borrow additional funds.

Our variable interest rate debt is $164.9 million. Therefore, increases in market rates of interest will increase our interest expense, which would decrease our earnings.

We are self-insured and have exposure to certain claims from motor vehicles and other business activities

The primary accident risks associated with our business are:

•	bodily injury and property damage,

•	workers’ compensation claims, and

•	cargo loss and damage.

We are routinely subject to litigation for these types of claims, which involve substantial legal costs and penalties, and have uncertain outcomes.

We currently maintain liability insurance against

•	bodily injury and property damage claims, covering all employees, owner operators and affiliates, and

•	workers’ compensation insurance coverage on our employees and Company drivers.

This insurance includes deductibles of $5.0 million per incident for bodily injury and property damage and a $1.0 million deductible for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the applicable policy. The high deductible per incident could adversely affect our profitability. We are self-insured for damage to the equipment that we own and lease, for cargo losses, and for non-trucking pollution legal liability and such self-insurance is not subject to any maximum limitation. We also provide insurance coverage to our affiliates for property damage and general liability coverage and cargo loss and damage.

We are subject to changing conditions and pricing in the insurance marketplace and we cannot assure you that the cost or availability of various types of insurance may not change dramatically in the future. To the extent these costs cannot be passed on to our customers in increased freight rates, increases in insurance costs could reduce our future profitability and cashflow.

The loss of one or more significant customers may adversely affect our business.

We are dependent upon a limited number of large customers. Our top ten customers accounted for approximately 31.2% of our total revenues during 2005. In particular, our largest customer, The Dow Chemical Company, accounted for 10.2% of our total revenues during 2005. The loss of The Dow Chemical Company or one or more of our other major customers, or a material reduction in services performed for such customers, would have a material adverse effect on our results of operations.

Our business may be harmed by terrorist attacks, future war or anti-terrorism measures.

In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks and fingerprinting of drivers in connection with new hazardous materials endorsements on their licenses. Such existing measures and future measures may have significant costs associated with them which a motor carrier is forced to bear. Moreover, large trucks carrying toxic chemicals are a potential terrorist target, and we will be obligated to take measures, including possible capital expenditures, to harden our trucks. In addition, the insurance premiums charged for some or all of the coverages currently maintained by us could continue to increase dramatically or such coverages could be unavailable in the future.

We depend on members of our senior management

We believe that our ability to successfully implement our business strategy and to operate profitably depends in large part on the continued employment of our senior management team. If members of senior management become unable or unwilling to continue in their present positions, our business or financial results could be adversely affected.

Interests of Apollo may conflict with your interests.

At February 28, 2006, the Apollo Funds (“Apollo”) owned approximately 54.5% of the common stock of QDI and approximately 52.6% on a fully diluted basis after giving effect to stock options and warrants. As a result, Apollo can and will be able to substantially influence all matters requiring shareholder approval, including the election of directors, significant corporate transactions, such as acquisitions and mergers, or sales of substantially all of our assets. The interests of Apollo may conflict with your interests. For example, if we encounter financial difficulties, or are unable to pay our debts as they mature, Apollo may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risk to our shareholders or debtholders. Similarly, if our financial performance and creditworthiness significantly improve in the future, Apollo may have an interest in pursuing reorganizations, restructurings, or other transactions that could increase our leverage or impair our creditworthiness or otherwise, in their judgment, enhance Apollo’s equity investment in QDI, even though these transactions might involve risk to our shareholders or debtholders.

Risks Related to our Common Stock

We have a majority shareholder who can substantially influence the outcome of all matters voted upon by our shareholders and prevent actions which a shareholder may otherwise view favorably.

At February 28, 2006, Apollo and its affiliated funds owned approximately 54.5% of our outstanding common stock. As a result, Apollo can influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer and any other matter requiring a vote of shareholders. This concentration of ownership could delay, defer or prevent a change in control of our Company or impede a merger, consolidation, takeover or other business combination which a shareholder, may otherwise view favorably.

Our ability to issue “blank check” preferred stock and Florida law may prevent a change in control of our Company that a shareholder may consider favorable.

Provisions of our articles of incorporation and Florida law may discourage, delay or prevent a change in control of our Company that a shareholder may consider favorable. These provisions include:

•	authorization of the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares in order to control a takeover attempt which the Board viewed unfavorably,

•	elimination of the voting rights of shareholders with respect to shares that are acquired without prior Board approval that would otherwise entitle such shareholder to exercise certain amounts of voting power in the election of directors, and

•	prohibition on business combinations with interested shareholders unless particular conditions are met.

As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock.

Future sales of our common stock in the public market may depress our stock price.

The market price of our common stock could decline as a result of sales by our existing shareholders of a large number of shares of our common stock. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As of February 28, 2006, there are approximately 19,053,988 shares of common stock outstanding. Approximately 11,012,311 shares of common stock are either “restricted securities” or affiliate securities as defined in Rule 144 under the Securities Act of 1933. These restricted securities may be sold in the future without registration to the extent permitted under Rule 144. In addition, shareholders holding approximately 10,684,448 outstanding shares of these restricted securities have registration rights, which could allow those holders to sell their shares freely through a registration statement filed under the Securities Act.

In addition, as of December 31, 2005, we have 4,229,070 shares of common stock reserved for issuance under our stock option, restricted stock plans, and stock unit agreement with an officer. Options and stock units to purchase 2,214,035 shares were outstanding as of December 31, 2005.

We currently do not intend to pay dividends on our common stock.

We do not expect to pay dividends on our common stock in the foreseeable future. In addition, the agreements governing our indebtedness restrict our ability to pay dividends. Accordingly, the price of our common stock must appreciate in order to realize a gain on your investment. This may not occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently we lease approximately 55,000 square feet for our administrative and corporate office headquarters in Tampa, Florida. The lease for our corporate headquarters, as extended, expires in May 2007.

We have no other location that is material to our operations. We engage in bulk transportation of liquid and dry chemical products through our QCI subsidiary and TPI. Our tank wash business is operated through our QSI subsidiary.

As of December 31, 2005, our terminals and facilities consisted of the following:

	Terminals Operated	Physical Locations	Owned by QDI
QCI	36	34	9
QSI	32	15	9
TPI	8	9	2
QCI Affiliate *	77	75	23
QSI Affiliate	2	1	—
TPI Affiliate	10	8	—
Total	165	142	43

*	Affiliates operate 15 tank wash facilities as part of their QCI operations.

In many instances, we operate different types of terminals out of the same physical location. For example, one terminal also operates a separate physical location as a sub-terminal. We have excluded three Company transload facilities and three affiliate transload facilities from the above totals. There are two separate physical transload locations not included in the above totals of which we own one location.

In addition to the properties listed above, we also own property in Croydon, PA; Syracuse, NY; Downingtown, PA; Greensboro, NC; Lexington, NC; Chesnee, SC; Houston, TX; Parker, PA: Fairforest, SC, Greenup, KY: Port Arthur, TX and Hartford, WI.

ITEM 3. LEGAL PROCEEDINGS

PPI Settlement

We settled two shareholder class action lawsuits and a shareholder derivative demand stemming from previously disclosed irregularities at Power Purchasing, Inc. (“PPI”), a non-core subsidiary on October 3, 2005 and October 17, 2005. The two previously disclosed class action lawsuits, Meigs v. Quality Distribution, Inc., et al., filed in the United States District Court for the Middle District of Florida, Tampa Division, and Steamfitters Local 449 Pension & Retirement Security Funds v. Quality Distribution, Inc., et al., filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, were each filed on behalf of a putative class of shareholders who allegedly purchased our common stock traceable to our November 6, 2003 initial public offering.

No aspect of the settlements constitutes an admission or finding of wrongful conduct, acts, or omissions. In exchange for broad releases from all claims that were or could have been asserted by shareholders in respect of QDI shares, and to eliminate the burden and expense of further litigation, we and our primary directors’ and officers’ liability insurer, on behalf of all defendants, agreed to pay the class $8,150,000, of which $5,875,000 was paid directly by the insurer and the balance of $2,275,000 was paid by us. We also paid approximately $600,000, for the state action plaintiffs’ attorneys’ fees and expenses. We recorded a pre-tax charge of $2,875,000 in the fourth quarter of 2004 for these settlements. The $8,150,000 and the $600,000 were recorded in “Accrued Expenses” as the PPI class action settlement as of December 31, 2004 and are not reflected in our balance sheet as of December 31, 2005. The $5,875,000 million insurance receivable was classified within “Accounts Receivable” as of December 31, 2004 and is not reflected in our balance sheet as of December 31, 2005.

Routine Legal Matters

In addition to the above lawsuits and those items disclosed under Item 1 “Business—Environmental Matters” and Note 19 to our consolidated financial statements contained herein, “Commitments and Contingencies—Environmental Matters,” we are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of February 28, 2006 are as follows:

Name	Age	Position
Gerald L. Detter	61	Chairman of the Board and Chief Executive Officer
Dennis R. Copeland	56	Senior Vice President—Administration
Gary R. Enzor	43	President and Chief Operating Officer
Virgil T. Leslie	51	Executive Vice President—Sales
Robert J. Millstone	62	Senior Vice President, General Counsel
Timothy B. Page	53	Senior Vice President

Gerald L. Detter has been employed as Chief Executive Officer of QDI since June 5, 2005. Mr. Detter is also a director of QDI and serves as Chairman of the Board. On November 9, 2005, Mr. Detter relinquished his title of President of QDI to Mr. Enzor as part of a Board-approved succession plan. Prior to his employment by QDI, Mr. Detter served as Senior Vice President of CNF and President and Chief Executive Officer of Con-Way Transportation Services, Inc, a trucking subsidiary of CNF from 1997 until his retirement in December 2004.

Dennis R. Copeland serves as QDI’s Senior Vice President-Administration. He joined QDI in 1998 in connection with the acquisition of Chemical Leaman Corporation, at which time he assumed the position of Vice President Labor Relations and Human Resources. From October 1988 until he joined QDI, Mr. Copeland served as Vice President of Human Resources and Labor Relations for Chemical Leaman Corporation. Prior to that time, he held various management positions with Lukens Steel Company.

Gary R. Enzor joined QDI in December 2004 as Executive Vice President and Chief Operating Officer and was appointed President on November 9, 2005. Prior to joining QDI, Mr. Enzor served as Executive Vice President and Chief Financial Officer of Swift Transportation Company, Inc. since August 2002. Prior to Swift, he served as the Vice President & Chief Financial Officer of Honeywell Aerospace Electronic Systems. Prior to Honeywell, Mr. Enzor worked for Dell Computer from 1999 to 2001 in finance and as the General Manager of Dell’s Higher Education business and from 1984 to 1999 at AlliedSignal in increasingly responsible information technology roles, and as chief financial officer and business development executive for various businesses.

Virgil T. Leslie joined QDI in April 2000 and serves as Executive Vice President of Sales. Prior to joining QDI, he served as Vice President of Sales with Triple Crown Services in Ft. Wayne, Indiana. Mr. Leslie also spent 16 years with Roadway Express holding various sales and operating positions.

Robert J. Millstone joined QDI in September 2004 as Senior Vice President, General Counsel and Secretary. Prior to his employment with QDI, Mr. Millstone served as Senior Vice President and General Counsel of Philip Services Corporation, an industrial outsourcing, byproducts recovery and metals recycling company since 2000. Mr. Millstone was with Philip Services Corporation when it filed for federal bankruptcy in 2003. From 1998 to 2000, Mr. Millstone served as Vice President, General Counsel and Corporate Secretary for Lyondell Chemical Company and prior to that for ARCO Chemical Company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on The Nasdaq Stock Market’s National Market (NASDAQ) under the symbol QLTY. The table below sets forth the quarterly high and low sale prices for our common stock as reported as reported by the NASDAQ Stock Market, Inc.

	Common Stock
	High	Low
2005
1st quarter	$11.25	$8.30
2nd quarter	10.85	7.15
3rd quarter	10.39	7.05
4th quarter	8.14	5.41

2004
1st quarter	$20.50	$12.84
2nd quarter	15.59	6.97
3rd quarter	12.42	4.50
4th quarter	9.25	4.85

As of February 28, 2006, there were approximately 111 record holders of our common stock.

DIVIDEND POLICY

We have not declared cash dividends on our common stock for the periods presented above and have no present intention of doing so. We currently intend to retain our future earnings, if any, to repay debt or to finance the further expansion and continued growth of our business. In addition, our ability to pay cash dividends is currently restricted under the terms of Quality Distribution, LLC’s (“QD LLC”) credit agreement and the indentures governing QD LLC’s Senior Floating Rate Notes and 9% Senior Subordinated Notes. Future dividends, if any, will be determined by our Board of Directors.

UNREGISTERED SALES OF EQUITY SECURITIES

On November 11, 2005, we issued 10,304 shares of our common stock upon the cashless exercise of an outstanding warrant. The shares were not registered under the Securities Act of 1933 and were sold pursuant to an exemption under Section 4(2) of the Securities Act and the rules of the SEC promulgated thereunder. These warrants were a part of the warrants issued to bondholders in 2002 in connection with an exchange offer. Warrants to purchase approximately 227,000 shares of our common stock at an exercise price of $2.94 per share were outstanding at December 31, 2005. These warrants expire January 15, 2007.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The consolidated statements of operations data set forth below for the fiscal years ended December 31, 2005, 2004 and 2003 and the historical balance sheet data as of December 31, 2005 and 2004 are derived from our audited financial statements included under Item 8 of this report. The historical statements of operations data for the fiscal years ended December 31, 2002 and 2001 and the historical balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited financial statements that are not included in this report.

	YEAR ENDED DECEMBER 31
	2005	2004	2003	2002	2001
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data
Operating revenues	$678,076	$622,015	$565,440	$516,760	$509,522
Operating expenses:
Purchased transportation (1)	471,238	420,565	360,303	301,921	298,688
Depreciation and amortization (2)	16,714	22,493	28,509	31,823	33,410
Other operating expenses	150,299	163,893	157,834	160,618	152,431

Operating income (3)	39,825	15,064	18,794	22,398	24,993
Interest expense, net	26,712	22,343	29,984	33,970	40,389
Transaction fees	—	—	700	10,077	—
Interest expense, preferred stock conversion	—	—	59,395	—	—
Gain on debt extinguishment	—	—	(4,733)	—	—
Write-off of debt issuance costs	1,110	—	—	—	—
Other expense (income)	(222)	857	649	6	(143)

Income (loss) before taxes	12,225	(8,136)	(67,201)	(21,655)	(15,253)
Provision (benefit) for income taxes	352	2,421	(99)	1,443	1,135

Income (loss) from continuing operations, before discontinued operations and cumulative change in accounting principle	11,873	(10,557)	(67,102)	(23,098)	(16,388)
Loss from discontinued operations, net of tax	—	—	—	(2,913)	(359)
Cumulative effect of a change in accounting principle (4)	—	—	—	(23,985)	—

Net income (loss)	11,873	(10,557)	(67,102)	(49,996)	(16,747)
Preferred stock dividends and accretions	—	(145)	(4,540)	(6,021)	(2,762)

Net income (loss) attributable to common shareholders	$11,873	$(10,702)	$(71,642)	$(56,017)	$(19,509)

Income (loss) from continuing operations per share (5)
Basic	$0.63	$(0.57)	$(12.51)	$(8.64)	$(5.59)
Diluted	0.62	(0.57)	(12.51)	(8.64)	(5.59)
Weighted average common shares outstanding
Basic	18,934,000	18,910,000	5,729,000	3,369,000	3,422,000
Diluted	19,301,000	18,910,000	5,729,000	3,369,000	3,422,000

	YEAR ENDED DECEMBER 31
	2005	2004	2003	2002	2001
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Other Data
Net cash provided by operating activities	$8,060	$15,467	$17,349	$25,832	$7,468
Net cash used in investing activities	(15,084)	(7,603)	(12,381)	(7,169)	(34,936)
Net cash provided by (used in) financing activities	5,858	(6,070)	(4,733)	(19,998)	27,263
Number of terminals at end of period (6)	165	161	156	145	140
Number of trailers operated at end of period (7)	7,461	7,377	8,253	7,565	7,737
Number of tractors operated at end of period	3,539	3,550	3,473	3,363	3,394

Balance Sheet Data at Period End:
Working capital	$50,439	$12,424	$7,748	$13,804	$32,482
Total assets	382,621	379,298	374,379	381,586	445,243
Total indebtedness, including current maturities	289,116	276,550	279,509	397,613	443,856
Redeemable securities (8)	—	—	—	62,675	17,092
Cash dividends declared (and paid) per common share	—	—	—	—	—
Shareholders’ deficit	(22,110)	(34,100)	(20,671)	(200,709)	(140,152)

(1)	Does not include purchased transportation from discontinued operations of $1.4 million in 2001.
(2)	Does not include depreciation and amortization from discontinued operations of $1.7 million in 2001.
(3)	For the years ended December 31, 2003, 2002 and 2001, operating income includes charges of $3.0 million, $4.1 million and $3.4 million, respectively, relating to expenses or losses attributable to our operations prior to the 1998 acquisition of CLC for insurance claims and restructuring charges.
(4)	Adoption of SFAS Statement 142, “Goodwill and Other Intangible Assets,” resulted in a $24.0 million non-cash impairment loss related to goodwill as a cumulative effect of a change in accounting principle.
(5)	Loss from continuing operations per share and weighted average common shares outstanding for all periods presented gives effect to the 1.7 for 1 stock split effected on November 4, 2003.
(6)	Excludes transload facilities.
(7)	Excludes trailers held-for-sale.
(8)	Redeemable securities of QDI on a consolidated basis consisted of $51.0 million of mandatorily redeemable preferred stock and accrued dividends on this stock of $11.9 million at December 31, 2002 and are net of $0.2 million in shareholder loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We operate the largest dedicated bulk tank truck network in North America based on bulk service revenues. reported in Bulk Transporter’s 2004 Annual Gross Revenue Report The bulk tank truck market in North America includes all items shipped by bulk tank truck carriers and consists primarily of the shipping of chemicals, gasoline and food-grade products. We transport a broad range of chemical products and provide our customers with value-added services. We extensively utilize third-party affiliate terminals and owner-operator drivers in our core bulk service network. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including The Dow Chemical Company, Procter & Gamble Company, E.I. duPont and PPG Industries, and we provide services to most of the top 100 chemical producers in the world with U.S. operations. We expect to grow as our customers continue to outsource more of their logistics needs to full-service carriers.

Over the last 18 months, we implemented several major initiatives designed to enhance our operating flexibility, upgrade and standardize our business processes, improve our customer service and increase our profitability.

•	We increased pricing for all customers throughout the 2005 fiscal year by an average of 5.7%.

•	We purchased or assisted in the transfer of several underperforming affiliates to refocus our efforts in targeted markets. We terminated the affiliate arrangements with eight affiliates and assumed those affiliate’s operations. These transactions resulted in the purchase of $2.7 million of tractors and trailers and $1.8 million of goodwill. In addition, we may convert additional affiliates to Company terminals in the first half of 2006.

•	We acquired a transportation company that is expected to contribute approximately $10.0 million of additional revenue in 2006.

•	We are installing and are upgrading a mobile satellite communication and tracking system.

•	We are expanding our transportation capacity by investing in new tractors and trailers through various methods, including purchases, capital leases and operating leases. We are also providing tractors to owner-operators and affiliates either through leases or outright sales of the tractors.

•	We strengthened our senior management team in 2004 and 2005, including adding a new chief executive officer, chief operating officer, chief financial officer, vice president of safety, and general counsel.

We have realized, and believe that we will continue to realize, significant additional financial benefits from these and other strategic initiatives.

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share, and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products are, in turn, affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. Additionally, we also provide leasing, tank cleaning, transloading and warehousing, which are presented as other service revenue. We also facilitate insurance products for drivers and affiliates through an independent third party. The principal components of our operating costs include purchased transportation, salaries, wages, benefits, annual tractor and trailer maintenance costs, insurance, technology infrastructure and fuel costs.

We believe the most significant factors to achieving future business growth are the ability to (a) recruit and retain drivers, (b) add new customers and (c) obtain additional business from existing customers. We expect our customers to continue to outsource more of their logistic needs to full-service carriers.

Our bulk service network comprises third-party affiliate terminals and owner-operator drivers in addition to Company owned terminals and trucks. We believe the judicious use of affiliates and owner-operators results in a more variable operating cost structure because affiliates and owner-operators are paid a fixed, contractual percentage of revenue. This structure provides us some protection against cyclical down turns, while providing superior localized customer service. We continually evaluate our mix of affiliate and Company terminals.

On December 5, 2005, the Compensation Committee of the Board of Directors approved the vesting on December 31, 2005 of all unvested options, excluding options under the Company’s 2003 Stock Option Plan (the “2003 Option Plan”) with an exercise price of $8.00 or higher. This acceleration excluded all options held by our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and General Counsel. Under the 2003 Option Plan, options generally vest ratably over four years from the grant date. As a result of the accelerated vesting, approximately 744,000 options outstanding under the 2003 Option Plan became exercisable on December 31, 2005, of which approximately 224,000 are held by executive officers and members of the Board of Directors. We did not recognize any expense in fiscal year 2005 as a result of the acceleration of vesting. The purposes of accelerating the vesting dates were to eliminate future compensation expense we would otherwise recognize in our consolidated statement of operations with respect to these accelerated options upon the adoption of SFAS No. 123R and the potential benefit to us and our shareholders in retaining the services of our directors, officers and employees. Absent this acceleration, we estimate we would have recognized approximately $5.4 million as compensation expense for these vested options under FAS 123(R) beginning January 1, 2006 through December 31, 2009.

Hurricanes Katrina, Rita and Wilma appear to have had a relatively limited impact on our business in 2005. The physical damage to our facilities and those of our affiliates appears to be limited. We estimate that our revenue was adversely impacted by Hurricanes Katrina and Rita by approximately $1.5 million and our pre-tax earnings by approximately $0.3 million.

On July 13, 2004, we sold certain assets of PPI including accounts, customer lists and insurance contracts. These assets were related to the business of offering insurance to individuals who are not owner-operators, affiliates and fleet owners doing business regularly with us (“QDI Persons”).

For the retained business, which encompasses on-going transactions with QDI Persons, we entered into a three-year outsourcing agreement whereby the third party insurance brokerage company provides the administrative responsibilities for insurance-related services offered to QDI Persons. We receive a percentage of certain commissions, underwriting profits, administrative and other defined revenues related to the outsourced administrative responsibilities for insurance-related services. We have retained certain claims of PPI including $3.6 million of reserves, as of December 31, 2005, established on the uninsured policies identified during the investigation of irregularities at PPI.

Operating results for the year ended December 31, 2004 include our orange juice transportation operations, which were sold in August 2004. The orange juice transportation operations generated $2.7 million of revenues for the eight months ended August 31, 2004, and we also incurred $1.2 million of start-up costs and initial operating losses related to our entry into this business. We also sold certain assets, primarily tractors and trailers related to the glass transportation business of Levy Transport, Ltd., in August, 2004. These operations were not material to our 2004 operating results.

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

Property and Equipment—Property and equipment expenditures, including tractor and trailer rebuilds that extend the useful lives of such equipment, are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets to an estimated salvage value. Annual depreciable lives are 10-25 years for buildings and improvements, 5-7 years for tractors and 15-20 years for trailers, 5-7 years for terminal equipment, 3-5 years for furniture and fixtures, and 3-10 years for other equipment. Tractor and trailer rebuilds, which are recurring in nature and extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 5 to 10 years, based on the type and extent of these rebuilds. Maintenance and repairs are charged directly to expense as incurred. Management estimates the useful lives of these assets based on historical trends and the age of the assets when placed in service, and any changes in the actual lives could result in material changes in the net book value of these assets. Additionally, we estimate the salvage values of these assets based on historical sales of disposals, and any changes in the actual salvage values could also affect the net book value of these assets.

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

Goodwill—Goodwill is reviewed for impairment annually and whenever events or circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events or circumstances indicate possible impairment. We identified three reporting units: transportation operations, insurance operations and Mexican operations. We allocated goodwill to the transportation operation as it principally resulted from the acquisition of Chemical Leaman Corporation in 1998. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill. We performed our annual assessment during the second quarter of fiscal year 2005. We used a combination of discounted cash flows and valuation of our capital structure to estimate the fair value. Projections for future cash flows were based on our recent operating trends. If actual cash flows turn out to be significantly less than projections, then the impairment analysis could change, possibly resulting in future impairment charges.

Deferred tax assets—We use the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of December 31, 2005, management has deemed it appropriate to establish a valuation allowance against the net deferred tax assets. Any change in the actual future results of operations could impact the valuation of the net deferred tax asset.

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

Revenue recognition—Transportation revenues, including fuel surcharges, and related costs are recognized on the date the freight is delivered. Other service revenues, consisting primarily of lease revenues from affiliates, owner-operators and third parties, are recognized ratably over the lease period. Tank wash revenues are recognized when the wash is completed. Insurance brokerage revenues are recorded as a contractual percentage of premiums received ratably over the period that the insurance covers. We have recognized all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted by our customers.

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

Pension Plans—We maintain two noncontributory defined-benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (5.5%) and assumed rates of return (7.50% to 8.00%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds, plus an assumption of future inflation. The current investment policy target asset allocation differs between our two plans, but it is between 50% to 67% for equities and 33% to 50% for bonds, and the current inflation assumption is 2.5%. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As required by GAAP in the United States, the effects of the modifications are amortized over future periods. Based on the information provided by our independent actuaries and other relevant sources, we believe that the assumptions used are reasonable.

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. At December 31, 2005, our projected benefit obligation (“PBO”) was $50.8 million. Our projected 2006 net periodic pension expense is $567,000. A 1.0% decrease in our assumed discount rate would increase our PBO to $56.8 million and increase our 2006 net periodic pension expense to $590,000. A 1.0% increase in our assumed discount rate would decrease our PBO to $46.0 million and decrease our 2006 net periodic pension expense to $548,000. A 1.0% decrease in our assumed rate of return would not change our PBO but would increase our 2006 net periodic pension expense to $959,000. A 1.0% increase in our assumed rate of return would not change our PBO but would decrease our 2006 net periodic pension expense to $176,000.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2005, the SEC announced that the effective date of SFAS No. 123R, “Share-Based Payments”, has been deferred for certain public companies. SFAS No. 123R, as amended, requires that all share-based payments to employees, including grants of employee equity incentives, are to be recognized in the consolidated statement of operations based on their fair values. SFAS No. 123R will be applicable to us, beginning January 1, 2006, and we intend to adopt the standard using the “modified prospective” method. The “modified prospective” method requires compensation costs to be recognized, beginning with the effective date of adoption, for a) all share-based payments granted after the effective date and b) awards granted to employees prior to the effective date of the statement that remain unvested on the effective date.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB No. 25 “Accounting for Stock Issued to Employees”, and as such, generally recognize no compensation cost for employee equity incentives. Accordingly, the adoption of SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall liquidity. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of the statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income (loss) and earnings (loss) per share included in the stock-based compensation table in Note 2—Earnings (Loss) Per Share.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current requirements. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We can not estimate what those amounts will be in the future as it depends, among other things, when employees exercise stock options and similar equity incentives, and no options have been exercised since such options were issued.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2005	2004	2003
OPERATING REVENUES:
Transportation	80.6%	83.7%	84.8%
Other service revenue	10.0	11.4	12.4
Fuel surcharge	9.4	4.9	2.8

Total operating revenues	100.0	100.0	100.0
OPERATING EXPENSES:
Purchased transportation	69.5	67.6	63.7
Compensation	9.2	9.4	10.7
Fuel, supplies and maintenance	5.3	5.4	6.2
Depreciation and amortization	2.5	3.6	5.1
Selling and administrative	3.0	4.0	2.8
Insurance claims	2.8	3.7	5.7
Taxes and licenses	0.4	0.5	0.8
Communication and utilities	1.2	1.1	1.2
Loss on disposal of property and equipment	—	0.4	—
Impairment on property and equipment	—	0.5	—
CLC expenses	—	—	0.4
PPI class action settlement and related expenses	0.2	1.4	—
Restructuring charges	—	—	0.1

Total operating expenses	94.1	97.6	96.7

Operating income	5.9	2.4	3.3

Interest expense, net	(3.9)	(3.6)	(5.3)
Interest expense, transaction fees	—	—	(0.1)
Interest expense, preferred stock conversion	—	—	(10.5)
Gain on early debt extinguishment	—	—	0.8
Write-off of debt issuance costs	(0.2)	—	—
Other (expense)	—	(0.1)	(0.1)

Income (loss) before income taxes	1.8	(1.3)	(11.9)
(Provision) benefit for income taxes	(0.1)	(0.4)	—

Income (loss) from continuing operations	1.7	(1.7)	(11.9)

The following table sets forth for the periods indicated the number of terminals, tractors and trailers utilized in our business (including affiliates and owner-operators) as of December 31:

	2005	2004	2003
Terminals *	165	161	156
Number of Drivers	3,244	3,170	3,330
Tractors	3,539	3,550	3,473
Trailers	7,461	7,377	8,253
Trailers—Held-for-Sale	384	654	—

*	excludes transload facilities

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Total revenues for 2005 were $678.1 million, an increase of $56.1 million or 9.0%, compared to 2004 revenues. Transportation revenue increased by $25.6 million or 4.9% compared to 2004. The increase is primarily attributable to a 5.7% rate increase and a 2.3% increase in the number of drivers offset in part by a reduction in the total number of loads from the prior year. The total number of miles was down slightly from the prior year. The decreased load count was spread across our entire customer base.

Other service revenue decreased by $3.1 million or 4.4% in 2005 versus 2004. This decrease was primarily due to a $1.6 million decrease in revenues at our PPI subsidiary resulting from lower premium revenues after the sale of certain assets by PPI, a $0.5 million decrease in revenues at our QSI subsidiary and a $1.0 million decrease in tractor, trailer and other rental revenues. Fuel surcharge revenue increased $33.5 million from 2004 as a result of higher fuel prices and volume increases.

We operated a total of approximately 7,500 trailers and 3,500 tractors at the end of 2005 compared to 7,400 trailers and 3,500 tractors at December 31, 2004. The increase in trailers is primarily due to our purchase of new trailers during fiscal year 2005 while tractors and trailers of affiliates and owner-operators remained relatively constant. We expect to either purchase or lease additional trailers in 2006.

Operating expenses totaled $638.3 million in 2005, an increase of $31.3 million or 5.2% from 2004. The increase in operating expenses was primarily attributable to the $50.7 million increase in purchased transportation resulting from increased fuel surcharges passed through to our affiliates and owner-operators. We pay our affiliates approximately 85% of the transportation revenue while we pay owner-operators approximately 62% of transportation revenue. Since we pay our affiliates a greater percentage of revenues generated by them than is paid to Company owner-operators, our purchased transportation costs will increase more as revenues generated by affiliates increase as a percentage of total transportation revenue. Our affiliates generated 76.7% of our transportation and fuel surcharge revenue in 2005 compared to 76.2% for the prior year. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 77.2% versus 76.3% for the prior year. Approximately 94% of the fuel surcharge revenue is reflected in “Purchased transportation” and was paid to our affiliates and owner-operators during fiscal year 2005 while the remaining fuel surcharge is reflected in “Fuels, supplies and maintenance.”

Compensation expense increased $3.9 million, or 6.6% primarily due to the costs associated with transitioning to our new Chief Executive Officer and management changes at our tank wash business, increased costs associated with the issuance of restricted stock since December 2004, increases resulting from the addition of new senior management and incentive plans offset in part by decreases in payroll arising from the sale of certain assets of PPI and the Levy glass division during the third quarter of 2004. Fuel, supplies and maintenance increased $2.4 million or 7.2% due primarily to rising energy prices and increased maintenance costs offset in part by a decrease in costs associated with the sale of the glass business of the Levy subsidiary.

Depreciation and amortization expense decreased $5.8 million, or 25.7%, due primarily to certain trailers being transferred to held-for-sale in 2004, which halts depreciation on those assets, as well as a number of assets becoming fully depreciated throughout 2005 and 2004.

Selling and administrative expenses decreased $4.6 million, or 18.4%. This decrease is primarily attributable to a $4.9 million charge incurred in the 2004 period for environmental costs associated with the West Caln Township, PA site versus a current year net charge of $0.7 million in environmental costs (arising from increased costs at our Bridgeport, NJ location and our William Dick, PA location offset by cost reductions at our Tonawanda, NY location), a $1.1 million decrease in relocation costs arising from the hiring of senior executives in 2004 and a $0.6 million decrease in bad debt expense arising from improved collection efforts offset by a $0.7 million increase in rental costs associated with our corporate facility. Insurance expense decreased $3.6 million, or 15.8%, due primarily to a $2.2 million increase in reimbursements for a fire that occurred in a prior year and reduced adverse developments during the year for major claims. In fiscal year 2005, we reversed $1.1 million of fines and penalties that were accrued in fiscal year 2003 due to the pending closure of such issues.

Loss on disposal of property and equipment decreased $2.1 million in fiscal year 2005 primarily due to the sale of the Levy glass division occurring in fiscal year 2004. Impairment loss on property and equipment were $0.3 million and $2.4 million in fiscal years 2005 and 2004 respectively. The impairment on property and equipment was $0.1 million in 2005 compared to $2.9 million in 2004 due to the $2.5 million impairment loss taken in the fourth quarter of 2004 on 654 trailers held-for-sale as well as a $0.4 million impairment loss on non-utilized assets at our Mexican subsidiary.

PPI class action settlement and related expenses decreased $7.3 million in 2005 as most related expenses were accrued in 2004. The settlement agreed by the parties received court approval in October 2005, and we anticipate no additional significant costs from this litigation.

Operating income increased $24.8 million or 164.4% compared to 2004. The operating margin for 2005 was 5.9% compared to 2.4% for 2004 as a result of the above items.

Interest expense increased by $4.4 million or 19.6% in 2005 compared to 2004 as a result of higher LIBOR rates and the issuance in January 2005 of new debt with higher overall interest rates (which includes debt issuance costs as a component of interest expense) but with extended maturity dates.

In the first quarter of 2005, we wrote off $1.1 million of debt issuance costs associated with the $70 million partial repayment of our term loan using proceeds from the issuance of new debt in January 2005.

Other income increased by $1.1 million due primarily to the generation of a $0.4 million foreign transaction exchange gain in 2005 versus a $0.8 million foreign transaction exchange loss in 2004.

The provision for income taxes decreased by $2.1 million in 2005 compared to 2004 primarily due to a decrease in foreign taxes.

Net income was $11.9 million for 2005 versus a net loss of $10.7 million for 2004 for the reasons outlined above.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Total revenues for 2004 were $622.0 million, an increase of $56.6 million or 10.0%, compared to 2003 revenues. Transportation revenue increased by $41.2 million or 8.6% compared to 2003. At the end of 2003, we acquired the liquid tank business of one of our competitors, which provided $8.5 million of additional revenue for 2004. Since the end of 2003, five new affiliates, representing ten terminals, joined us providing approximately $9.1 million of revenues in 2004. However, one of those affiliates, which generated $2.7 million in revenue, was associated with the orange juice business that was sold in 2004. Additionally, the five affiliates that joined us during 2003, generated $11.3 million of incremental business in 2004 as compared with 2003. The remainder of the increase is attributable to stronger demand from existing customers, additional new business secured during the past twelve months and rate increases. The revenue per mile change accounted for $9.7 million of the transportation increase. The increased demand from existing customers is a reflection of the gradual strengthening of the chemical industry as evidenced by a 6.2% increase in 2004 revenue from 2003 generated by our ten largest 2004 customers. Other service revenue increased by $0.5 million or 0.7% in 2004 versus 2003. This increase was primarily due to a $4.6 million increase in tractor, trailer and other rental revenues as a result of our converting Company-owned terminals to affiliates and a $1.1 million increase in tank washing revenue. These increases were offset by a $5.5 million decrease in PPI revenues due to a decline in business volume after the irregularities were disclosed as well as the sale of certain PPI assets in July 2004. Fuel surcharge revenue increased $14.9 million or 95.3% from 2003 as a result of higher fuel prices and volume increases.

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

EXCHANGE RATES

We operate in Canada and Mexico as well as in the United States. Our results of operations are affected by the relative strength of currencies in the countries where we operate. Approximately 7.1%, 7.1% and 7.3% of our revenue in fiscal year 2005, 2004 and 2003, respectively, was generated outside the United States.

In comparing the average exchange rates between fiscal 2005 and the year-ago period, the Canadian dollar appreciated against the United States dollar by approximately 7.3% while the Mexican peso appreciated against the United States dollar by approximately 3.6%. The change in exchange rates positively impacted revenue by approximately $3.2 million. The appreciation of the Canadian dollar since December 31, 2004 was the primary reason for the $0.1 million decrease in cumulative currency translation loss in shareholders’ equity for fiscal year 2005.

Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.4 million gain in fiscal year 2005, a $0.8 million loss in fiscal year 2004, and a $0.9 million loss in fiscal year 2003. Risks associated with foreign currency fluctuations are discussed further in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

LIQUIDITY AND CAPITAL RESOURCES

The following summarizes our cash flows for fiscal years 2005, 2004 and 2003 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,
(In Thousands)	2005	2004	2003
Net cash provided by operating activities	$8,060	$15,467	$17,349
Net cash used in investing activities	(15,084)	(7,603)	(12,381)
Net cash provided by (used) in financing activities	5,858	(6,070)	(4,733)

Net increase/(decrease) in cash	(1,166)	1,794	235
Effect of exchange rates	102	(49)	59
Cash at beginning of period	2,700	955	661

Cash at end of period	$1,636	$2,700	$955

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Our revolving credit agreement terminates in November of 2008. Our primary cash needs consist of capital expenditures and debt service including our variable term loan due in 2009, our 9% Senior Subordinated Notes due 2010 (“9% Senior Subordinated Notes”) and our Senior Floating Rate Notes due 2012 (“Senior Floating Rate Notes”) (which were issued in January 2005 and were used to pay off borrowings under our revolver, and our Series B floating interest rate notes, and to pay down our term loan). We incur capital expenditures for the purpose of purchasing tractors and trailers to meet our strategic needs during the year, and maintaining and improving our infrastructure. We have accrued $17.2 million for environmental claims and $34.6 million for loss and damage claims and the timing of the cash payment for such claims fluctuates from quarter to quarter.

We generated $8.1 million, $15.5 million and $17.3 million from operating activities in 2005, 2004 and 2003, respectively. The decrease in net cash provided by operating activities in 2005 as compared to 2004 is primarily due to payments for environmental costs, the PPI settlment and accrued loss and damage claims offset in part by the generation of operating income and an increase in cash received from our trade receivables resulting from the implementation of strategic initiatives in 2005 to improve our days sales outstanding (“DSO”). We classified $6.0 million of automobile claims paid in January 2006 in the category “Accounts Payable” as of December 31, 2005. Our net change in assets and liabilities in 2005 was a decrease of $26.1 million versus a decrease of $6.8 million in 2004. The decrease in cash provided by operating activities in 2004 is primarily attributable to a decrease in our operating income and a decrease in cash generated from our receivables resulting from a slowing of our collections efforts offset, in part, by an increase in our accrued expenses resulting from an increase for loss and damage claims and the accrual of the PPI class action settlement. The decrease in cash generated from operating activities for 2003 was primarily driven by an increase in accounts receivable due to higher revenue and a reduction in affiliates and owner-operators settlement resulting from the timing of payments.

Net cash used in investing activities in 2005, 2004 and 2003 was $15.1 million, $7.6 million and $12.4 million, respectively. Capital expenditures totaled $14.9 million, $9.9 million and $8.9 million in 2005, 2004 and 2003, respectively. In 2005, we purchased the business assets of three affiliates for $4.5 million. In 2004 and 2003, all capital expenditures were used to maintain our current asset level. In 2003, we paid $6.1 million to purchase a line of business of one of our competitors. We expect to continue to expand the number of tractors and trailers in 2006 either by purchase or through the use of operating or capital leases.

Net cash provided by / (used) in financing activities was $5.9 million, ($6.1) million and ($4.7) million in 2005, 2004 and 2003, respectively. In 2005, we utilized our revolver to finance the acquisition of business assets and to fund some short-term working capital needs. In 2004 we made an effort to pay down some of our long-term debt and reduce our book overdrafts. In 2003, we used the proceeds from our IPO, the offering of the 9% Senior Subordinated Notes and our new credit agreement to pay substantially all of our then-existing credit agreement and long-term debt (discussed below). Additionally, we made periodic payments on our revolver and term loan prior to the IPO.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a) (4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at December 31, 2005, over the periods we expect them to be paid (dollars in thousands):

	TOTAL	2006	2007 & 2008	2009 & 2010	AFTER 2010
Operating leases (1)	$23,710	$4,623	$6,220	$4,008	$8,859
Total indebtedness	289,850	1,400	15,800	187,634	85,016
Capital leases	733	115	277	341	—
Interest on indebtedness (2)	131,083	25,712	49,931	43,060	12,380

Total	$445,376	$31,850	$72,228	$235,043	$106,255

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases. See Note 19 of the “Note to the Consolidated Financial Statements.”
(2)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2005 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of December 31, 2005 will remain in effect until maturity.

Additionally, we have $8.6 million of environmental liabilities, $8.8 million of pension plan obligations and $25.0 million of other long term insurance claim obligations we expect to pay out over the next two to seven years. We also have $38.7 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of December 31, 2005 for our insurance administrator was $33.6 million. Based on an assessment by our insurance administrator, we posted an additional $6.0 million letter of credit in January 2006. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. We increased our long-term accrued loss and damage claims from $4.9 million to $25 million based on industry data as calculated by third-parties.

Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. The Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds were used to repay approximately $70 million of the term loan under our credit facility and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of outstanding Series B Notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our credit facility. The credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The interest rate on the Senior Floating Rate Notes at December 31, 2005 was 8.7%. The weighted average interest rate during fiscal year 2005 was 7.9%.

We incurred $2.5 million in debt issuance costs relating to the Senior Floating Rate Notes. We are amortizing these costs over the term of the notes. The balance of the debt issuance costs as of December 31, 2005 was $2.1 million.

We may redeem the Senior Floating Rate Notes, in whole or in part from time to time, upon not less than 30 not more than 60 days notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on January 15th of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Percentage
2007	102.00%
2008	101.00
2009 and thereafter	100.00

Term Loan

On November 13, 2003, QD LLC and QD Capital, issued a private offering of $125 million aggregate principal amount of 9% Senior Subordinated Notes and entered into a new credit agreement consisting of a $140 million delayed draw term-loan, a $75 million revolver, and a $20 million pre-funded letter of credit facility. On March 10, 2005, we completed the conversion of the 9% Senior Subordinated Notes from private debt to public debt.

The term loan bears interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case subject to adjustment based upon the achievement of certain financial ratios. The principal payments are payable quarterly on March 15, June 15, September 15 and December 15. The term loan matures on November 12, 2009. The interest rate on the term loan at December 31, 2005 and 2004 was 7.4% and 5.1%, respectively. The weighted average interest rate during fiscal year 2005 and 2004 was 6.5% and 4.7%, respectively.

We incurred $3.4 million in debt-issuance costs relating to the term loan and wrote-off $1.1 million of the debt-issuance costs upon the $70 million partial repayment of the term loan in January 2005. We are amortizing the $2.3 million remaining debt-issuance costs over the term of the term loan to interest expense using the effective-interest method. The balance of these debt issuance costs as of December 31, 2005 was $1.3 million.

Revolving Credit Facility

The revolver comprises a $75.0 million revolver that is available until November 12, 2008 and a $20 million pre-funded letter of credit facility that is available until November 12, 2009. The revolver can be used for working capital and general corporate purposes, including permitted acquisitions and additional letters of credit. At December 31, 2005, we had $43.3 million available under the revolver and $38.7 million in outstanding letters of credit.

Interest on the revolver is, at our option, (a) 2.50% in excess of the Base Rate provided in the credit agreement or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolver at December 31, 2005 and 2004 was 9.8% and 7.8%, respectively. The weighted average interest rate on the revolver during fiscal year 2005 and 2004 was 9.6% and 7.3%, respectively.

The credit facility provides for payment by us in respect of outstanding letters of credit of an annual fee equal to the spread over the Eurodollar rate for Eurodollar Loans under the revolver from time to time in effect on the aggregate outstanding stated amounts of such letters of credit and a fronting fee equal to  1/4 of 1.0% on the aggregate outstanding stated amounts of such letters of credit. We pay a commitment fee equal to  1/2 of 1.0% per annum on the undrawn portion of the available commitment under the revolver, subject to decreases based on the achievement of certain financial ratios.

Voluntary prepayments and commitment reductions will be permitted in whole or in part, subject to minimum prepayment or reduction requirements, without premium or penalty, provided that voluntary prepayments of Eurodollar Loans on a date other than the last day of the relevant interest period will be subject to payment of customary breakage costs, if any.

We incurred $1.5 million in debt-issuance costs relating to the revolver. We are amortizing these costs over the term of the revolver. The balance of the debt-issuance costs as of December 31, 2005 was $1.0 million.

9% Senior Subordinated Notes

The 9% Senior Subordinated Notes are unsecured obligations, due 2010, guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

We incurred $5.3 million in debt issuance costs relating to the 9% Senior Subordinated Notes. We are amortizing these costs over the term of the 9% Senior Subordinated Notes. The balance of the debt issuance costs as of December 31, 2005 was $3.8 million.

We may redeem the 9% Senior Subordinated Notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on November 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Percentage
2007	104.50%
2008	102.25
2009 and thereafter	100.00

Series B Notes

We redeemed $18.1 million principal amount of Series B floating rate notes on December 15, 2003 at a redemption price of 102.5% of the principal amount outstanding, plus accrued and unpaid interest to the date of redemption. The redemption price paid included $0.9 million of accrued interest and a redemption premium of $0.5 million. The redemption premium was recorded as a part of the net gain on debt extinguishment. The remaining $7.5 million of Series B floating rate notes was redeemed on February 28, 2005 at no premium.

The Series B Notes are unsecured obligations guaranteed on a senior subordinated basis by all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The interest rate on the Series B Notes at 2004 was 7.3%. The weighted average interest rate on the Series B Notes during fiscal year 2005 and 2004 was 7.3% and 6.6%, respectively.

Collateral, Guarantees and Covenants

The term loan and revolver are guaranteed by all of our existing and future direct and indirect domestic subsidiaries (collectively, the “subsidiary guarantors”). Our obligations and our subsidiary guarantor obligations are collateralized by a first priority perfected lien on substantially all of our properties and assets and the subsidiary guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by us and the subsidiary guarantors, subject to certain exceptions. In addition, in certain cases, no more than 65.0% of the stock of our foreign subsidiaries is required to be pledged. Such assets pledged also collateralize certain interest rate protection and other hedging agreements permitted by the credit facility that may be entered into from time to time by us.

The credit agreement contains restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions, redeemable common stock, and preferred stock issuance, capital expenditures, and the payment of dividends. At December 31, 2005, we were in compliance with all debt covenants. The credit agreement includes one financial covenant, the ratio of Senior Secured Debt (as defined) to Consolidated EBITDA (as defined), which must be maintained. As of December 31, 2005, QD LLC was in compliance with this financial covenant.

Debt Retirement

The following is a schedule of our indebtedness at December 31, 2005 over the periods we are required to pay such indebtedness (dollars in thousands):

(in 000’s)	2006	2007	2008	2009	2010 and after	Total
Variable term loan due 2009	$1,400	$1,400	$1,400	$62,650	—	$66,850
Capital lease obligations	115	126	151	155	186	733
Revolver	—	—	13,000	—	—	13,000
9% Senior Subordinated Notes, due 2010	—	—	—	—	125,000	125,000
Senior Floating Rate Notes, due 2012	—	—	—	—	85,000	85,000

Total	$1,515	$1,526	$14,551	$62,805	$210,186	$290,583

The above table does not include the remaining unamortized original issue discount of $1.5 million relating to the Senior Floating Rate Notes.

QD LLC has the ability to incur additional debt, subject to limitations imposed by the credit facility and the indentures governing the 9% Senior Subordinated Notes and the Senior Floating Rate Notes. Under the indentures governing the notes, in addition to specified permitted indebtedness QD LLC will be able to incur additional indebtedness so long as on a pro forma basis QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.25 to 1.0 or less. As of December 31, 2005, we were in compliance with this covenant.

We believe that, based on current operations and anticipated growth, our cash flow from operations, together with available sources of liquidity, including borrowings under the revolver, will be sufficient to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including obligations under our credit agreement and satisfy other long-term contractual commitments for the next twelve months.

However, for periods extending beyond twelve months, if our operating cash flow and borrowings under the revolver were not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we would be required to seek alternative financing. These alternatives would likely include another restructuring or refinancing of our long-term debt, the sale of a portion or all of our assets or operations or the sale of additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms, or were not permitted under our existing agreements, we might default on some or all of our obligations. If we default on our obligations, including our financial covenants required to be maintained under the credit facility, and the debt under the indentures for the new notes were to be accelerated, our assets might not be sufficient to repay in full all of our indebtedness, and we might be forced into bankruptcy.

Other Issues

We have historically sought to acquire smaller local operators as part of our program of strategic growth. We continue to evaluate potential accretive acquisitions in order to capitalize on the consolidation occurring in the industry and expect to fund such acquisitions from available sources of liquidity, including borrowings under the revolver.

While uncertainties relating to environmental, labor and regulatory matters exist within the trucking industry, management is not aware of any trends or events, likely to have a material adverse effect on liquidity or the accompanying financial statements. Our credit rating is affected by many factors, including our financial results, operating cash flows and total indebtedness.

As a holding company with no significant assets other than ownership of 100% of QD LLC’s membership units, QDI also depends upon QD LLC’s cash flows to service our debt. QD LLC’s ability to make distributions to QDI is restricted by the covenants contained in the revolving credit facility and the indentures governing the notes. However, Apollo as our controlling shareholder may have an interest in pursuing reorganizations, restructurings or other transactions involving us that, in their judgment, could enhance their equity investment even though those transactions might involve increasing QD LLC’s leverage or impairing QD LLC’s creditworthiness in order to decrease QDI’s leverage. While the restrictions in the revolving credit facility cover a wide variety of arrangements that have traditionally been used to effect highly leveraged transactions, the revolving credit facility and the indentures may not afford the holders of the notes protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction. Although QDI has no current intention to engage in these types of transactions, there can be no assurance it will not do so in the future if permitted under the terms of the credit facility and the indentures governing the notes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks from interest rates due to our variable interest rate indebtedness, foreign currency fluctuations due to our international operations and increased commodity prices due to the diesel consumption necessary for our operations. During the last three years, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under QD LLC’s credit facility. Interest rates for the revolver are based, at QD LLC’s option, on either the administrative agent’s base rate plus 2.50% or upon the Eurodollar rate plus 3.50%, and interest rates for the term loan are based, at QD LLC’s option, upon the administrative agent’s base rate plus 2.0% or upon the Eurodollar rate plus 3.0%, in each case subject to reductions in the applicable margins for the revolver and term loan only if we reduce our total consolidated leverage below certain levels. The base rate for the revolver is equal to the higher of the prime rate or the federal funds overnight rate plus  1/2%. The base rate for our Senior Floating Rate Notes is LIBOR plus 4 1/2%.

	Balance at December 31, 2005	Interest Rate at December 31, 2005	Effect of 1% Change
	$ in 000s		$ in 000s
Revolver	$13,000	9.75%	$130
Term Loan	66,850	7.39%	669
Senior Floating Rate Notes	85,000	8.65%	850

Total	$164,850		$1,649

At December 31, 2005, a 1% point increase in the current per annum interest rate for each would result in $1.6 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of December 31, 2005. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness is based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. Fluctuations in exchange rates between the United States dollar or cash flows. the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 7.1% of our consolidated revenue in 2005 and 7.1% of our consolidated revenue in 2004. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for fiscal year 2005 were positively impacted by a $3.2 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for 2005 related to the Canadian dollar versus the U.S. dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.5 million in 2005, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at December 31, 2005, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. In 2005, Hurricane, Katrina, Rita and Wilma caused a rapid and dramatic rise in the cost of diesel fuel. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. In 2005, a majority of fuel price fluctuations were covered through fuel surcharges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial statements and exhibits filed under this item are listed in the index appearing in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of December 31, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2005 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer and effected by the Board of Directors and management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, management has determined that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

We previously reported on-going remediation efforts related to the material weakness identified as of December 31, 2004 regarding our failure to maintain effective controls over the acquisition and disposal of property and equipment and the related gains and losses. This control deficiency impacted our ability to ensure the existence of, and our ownership of, property and equipment recorded in our consolidated financial statements. This control deficiency did not result in a misstatement to the Company’s consolidated annual or interim financial statements for 2004; however, this control deficiency could have resulted in a misstatement of property and equipment and the related gains and losses and depreciation expense that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness as of December 31, 2004. During 2005, in connection with our remediation plan, management: (i) identified the control objectives and new controls, that result in the material weakness being eliminated; (ii) obtained sufficient evidence of the design and operating effectiveness of the new controls including documentation of the new controls; and (iii) determined the new controls have been in effect for a sufficient period of time to permit the assessment of their design and operating effectiveness. Specifically, effective August 1, 2005, we implemented new controls, to obtain approval for all acquisitions and disposals of fixed assets and to accurately and completely record the related gains and losses and depreciation expense. As of December 31, 2005, management determined the remediated controls were effectively designed and have demonstrated effective operation for a sufficient period of time to enable management to conclude the material weakness identified as of December 31, 2004 has been remediated.

In the course of our ongoing preparations for making management’s report on internal control over financial reporting included in this annual report, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have identified areas in need of improvement and have taken remedial actions to strengthen the affected controls as appropriate. From time to time, we make these and other changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.

Other than the changes described above, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors, the Audit Committee of the Board of Directors, the nomination committee of the Board of Directors (known as the Corporate Governance Committee), and the Audit Committee financial expert, is contained in our Proxy Statement. The 2006 Proxy Statement is expected to be filed on or about April 18, 2005. Such information is incorporated herein by reference.

Information with respect to the executive officers who are not directors of our Company is located in Part I, Item 4 of this report.

Code of Ethics

We have adopted a Code of Conduct (the “Code of Ethics”), which is applicable to all of our directors and employees, including our principal executive officer, our principal financial officer and our controller. A copy of the Code of Conduct can be found on our website at www.qualitydistribution.com. Any possible future amendments to or waivers from the Code of Conduct will be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement and is incorporated herein by reference.

Material Changes for Director Nominee Procedures

Since the date of our 2005 Proxy Statement, our Board of Directors has not made any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with section 3(a) (58) (A) of the Exchange Act. The members of that Audit Committee are identified in our Proxy Statement under the section captioned “Board Meetings and Committees”. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the heading “Executive Compensation” in our 2006 Proxy Statement and is incorporated herein by reference. Information regarding director compensation is set forth under the heading “Director Compensation” in our 2006 Proxy Statement and is incorporated herein by reference. Information regarding employment contracts, termination of employment and change in control agreements is set forth under the heading “Employment Agreements” in our 2006 Proxy Statement and is incorporated herein by reference. Information regarding compensation committee interlocks is set forth under the heading “Compensation Committee Interlocks and Insider Participation” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

We maintain three equity-based compensation plans—the 1998 Stock Option Plan, the 2003 Stock Option Plan and the 2003 Restricted Stock Incentive Plan. There is also an agreement to issue stock units which applies solely to Mr. Detter, our Chief Executive Officer. The 2003 Stock Option Plan and the 2003 Restricted Stock Incentive Plan have each been approved by our shareholders. The following table sets forth the number of shares of our common stock subject to outstanding options and rights under these plans, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants under these plans as of December 31, 2005 (in thousands, except exercise price):

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,218	$12.14	1,327	(3)
Equity compensation plans not approved by security holders (2)	378	10.65	306	(4)

Total	2,596	11.93	1,633

(1)	Consists of the 2003 Stock Option Plan and the 2003 Restricted Stock Incentive Plan, both of which were approved by shareholders prior to our initial public offering and amended by our shareholders in 2005.
(2)	Consists of the 1998 Stock Option Plan and the currently determinable number of shares under Stock Unit Grant Agreement.
(3)	Consists of approximately 733,000 options issuable under the 2003 Stock Option Plan and approximately 594,000 shares of common stock issuable under the 2003 Restricted Incentive Stock Plan.
(4)	Consists solely of shares issuable under the 1998 Stock Option Plan. The number of shares issuable in the future under the Stock Unit Grant Agreement is not determinable at this time.

1998 Stock Option Plan

Until adoption of the 2003 Stock Option Plan, we administered the 1998 Stock Option Plan pursuant to which a total of 377,400 shares of our common stock were available for grant. The maximum term of granted options was ten years. Fifty percent of each new option granted vested in equal increments over four years. The remaining fifty percent of each new option will vest in nine years from grant date, subject to acceleration if certain per-share equity value targets are achieved or in the event of a sale of us.

2003 Stock Option Plan

In 2003, our Board of Directors adopted, and our shareholders approved, the 2003 Stock Option Plan. In 2005, the Board proposed, and the shareholders approved, certain amendments to the 2003 Stock Option Plan. The 2003 Stock Option Plan was adopted to allow us to attract and retain qualified employees, consultants and non-employee directors, to motivate these individuals to achieve our long-term goals, and to reward them upon achievement of those goals.

The 2003 Stock Option Plan is administered by our Compensation Committee. The Compensation Committee has the authority to construe and interpret the Plan, make option grants and make all other determinations necessary or advisable for the administration of the Plan. Our 2003 Stock Option Plan provides for the grant of nonqualified stock options only. Nonqualified stock options may be granted to employees, officers and directors of, advisors to, and independent consultants or independent contractors to, us or any of our subsidiaries.

Shares that are subject to issuance upon exercise of the options granted under our 2003 Stock Option Plan that cease to be subject to the option for any reason other than exercise of the option, or have been issued upon the exercise of an option granted under our 2003 Stock Option Plan that are subsequently forfeited or repurchased by us at the original purchase price of such option, will again be available for grant and issuance under our 2003 Stock Option Plan. As amended, the 2003 Stock Option Plan provides that the number of shares subject to option increases by 2.5% per year and the aggregate maximum number of shares that may be issued under the 2003 Stock Option Plan is 6,500,000.

Our 2003 Stock Option Plan terminates on November 4, 2013, unless terminated earlier by our Board of Directors.

Options granted under the 2003 Stock Option Plan vest and become exercisable in 25% increments on each of the first four anniversaries of the date upon which such options are granted unless otherwise determined in the discretion of the Committee. The maximum term for options granted under our 2003 Stock Option Plan may not exceed ten years. Options granted under our 2003 Stock Option Plan may not be transferred in any manner other than by will or by the laws of descent and distribution. Generally, they may be exercised only by the optionee during his or her lifetime. The Compensation Committee is authorized to determine otherwise and provide for alternative provisions in option agreements with respect to nonqualified options. Vested options granted under our 2003 Stock Option Plan generally are exercisable for a period of time after the termination of the optionee’s service to us or any of our subsidiaries. Unvested options under our 2003 Stock Option Plan generally terminate immediately upon termination of employment for cause.

As is customary in incentive plans of this nature, the number and kind of shares available under the 2003 Stock Option Plan and any outstanding awards, as well as the exercise prices of awards, are subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the shareholders.

If a corporate transaction occurs, the vesting period of options under our 2003 Stock Option Plan will generally be accelerated, and the options will become exercisable on the first anniversary of the change in control, or, if earlier, the termination of the optionee’s employment for any reason other than for cause. For this purpose, a “corporate transaction” occurs if there is a reorganization, merger or consolidation in which we are not the surviving corporation, a sale of all or substantially all of our capital stock or assets to another person or entity, or a dissolution or liquidation of us.

2003 Restricted Stock Incentive Plan

In 2003, our Board of Directors adopted, and our shareholders approved, the 2003 Restricted Stock Incentive Plan (the “Restricted Stock Incentive Plan”). In 2005, the Board proposed, and the shareholders approved, certain amendments. The Restricted Stock Incentive Plan was adopted to allow us to attract and retain qualified employees, consultants and non-employee directors, to motivate these individuals to achieve our long-term goals and to reward them upon achievement of those goals.

Under our Restricted Stock Incentive Plan, as amended, the stock awarded under the Plan is limited to a maximum of $7.5 million in value of awards and a maximum of 700,000 shares. Our Restricted Stock Incentive Plan terminates on November 4, 2013, unless earlier terminated by our Board of Directors.

The Restricted Stock Incentive Plan is administered by our Compensation Committee. The Compensation Committee has the authority to construe and interpret the Plan, to designate the officers and employees who will receive awards of common stock pursuant to the Plan, to determine the number of shares to be awarded to such officer or employee, and to make all other determinations necessary or advisable for the administration of the Plan. The Compensation Committee determines the vesting schedule its discretion. Vesting of common stock awarded pursuant to the Plan terminates immediately upon termination of employment for cause, and the Plan does not allow partial vesting if the participant is not an employee through the final day of the applicable vesting period.

Shares of restricted stock that are subject to awards granted under the Restricted Stock Incentive Plan that are canceled or terminated, are forfeited, fail to vest, or for any other reason are not delivered under the Plan, will again be available for grant and issuance under our Restricted Stock Incentive Plan.

As is customary in incentive plans of this nature, the number and kind of shares available under the Restricted Stock Incentive Plan and any outstanding awards are subject to adjustment in the event of certain reorganizations, mergers, combinations recapitalizations, stock splits, stock dividends or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the shareholders.

If a change in control event occurs, the vesting period of awards under our Restricted Stock Incentive Plan will generally be accelerated, and the restrictions on any unvested shares shall lapse on the first anniversary of the change in control, or, if earlier, the termination of the recipient’s employment for any reason other than for cause. For this purpose, a “change in control event” occurs if there is a reorganization, merger or consolidation in which we are not the surviving corporation, a sale of all or substantially all of our capital stock or assets to another person or entity, or a dissolution or liquidation of us.

Stock Unit Grant Agreement

In 2005 in connection with his employment agreement, our Chief Executive Officer, Mr. Detter was granted 300,000 stock units and $50,000 in value of stock units annually with the first annual grant made upon execution of his employment agreement and subsequent grants on each anniversary. Under the Stock Unit Grant Agreement, the 300,000 unit grant (“Initial Grant”) vests on December 31, 2006 if Mr. Detter is still an employee on that date. The Initial Grant vests upon a change in control event, in the event of Mr. Detter’s death or disability, or if he terminates his employment for good cause or if we terminate his employment without cause.

Annual grants are determined by dividing $50,000 by the fair market value of our common stock on the date of grant. Stock Units subject to each annual award vest (i) 14.2% on December 31 of the year in which such Annual Award is granted; and (ii) 28.6% on December 31 of each successive year; but all such stock units shall vest immediately if the average fair market value of our common stock equals or exceeds $30.00 per share for any consecutive 180 trading-day period if Mr. Detter is still employed by us. In the event of Mr. Detter’s death or disability, or if Mr. Detter terminates his employment for good cause or if we terminate his employment without cause, the annual awards vest immediately.

The stock units are credited to an unfunded account and dividends, if any, paid on Company stock are paid on stock units in additional stock units rather than in cash. stock units credited will be paid out in a single lump sum in an equivalent whole number of shares of common stock. We have discretion to pay stock units attributable to dividend equivalents in cash. Fractional share interests shall be disregarded, but may be cumulated, or, in our discretion, paid in cash.

The Initial Grant shall be distributed upon the first to occur of: (1) December 31, 2008, (2) termination of employment with us, (3) disability or (4) a change in control event. Annual awards shall be distributed upon the first to occur of: (1) termination of employment, (2) disability or (3) a change in control event. Mr. Detter may request an earlier distribution for an unforeseeable emergency. Such distribution is subject to approval by the Compensation Committee and may be made only to the extent necessary to satisfy such emergency (plus amounts necessary to pay taxes reasonably anticipated as a result of the distribution) and only from vested stock units credited to the stock unit account. The number of Stock Units may be adjusted in the event of certain extraordinary corporate events.

The Stock Unit Grant Agreement was negotiated between the Board and Mr. Detter as an inducement for him to join us and was not approved by the shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in our 2006 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing in our 2006 Proxy Statement under the headings “Report of the Audit Committee of the Board of Directors,” “Ratification of the Independent Registered Certified Public Accounting Firm” and “Fees Paid to the Independent Registered Certified Public Accounting Firm in 2004” is incorporated by reference.

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

(b) Other Exhibits

No exhibits in addition to those previously filed or listed in item 15(a) (2) and filed herein.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

March 15, 2006	/S/ GERALD L. DETTER
GERALD L. DETTER CHIEF EXECUTIVE OFFICER (DULY AUTHORIZED OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE
March 15, 2006	/s/ Gerald L. Detter Gerald L. Detter	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

March 15, 2006	/s/ Timothy B. Page Timothy B. Page	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 15, 2006	* Marc E. Becker	Director

March 15, 2006	* Robert H. Falk	Director

March 15, 2006	* Robert E. Gadomski	Director

March 15, 2006	* Joshua J. Harris	Director

March 15, 2006	* Richard B. Marchese	Director

March 15, 2006	* Thomas R. Micklich	Director

March 15, 2006	* Donald C. Orris	Director

March 15, 2006	* Eric L. Press	Director

March 15, 2006	* M. Ali Rashid	Director

March 15, 2006	* Alan H. Schumacher	Director

March 15, 2006	* Michael D. Weiner	Director

*By:	/s/ Gerald L. Detter
Gerald L. Detter Attorney-in-fact

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Quality Distribution Inc.:

We have completed integrated audits of Quality Distribution, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Quality Distribution, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Tampa, Florida

March 15, 2006

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005, 2004 and 2003

(In 000’s) Except Per Share Data

	2005	2004	2003
OPERATING REVENUES:
Transportation	$546,527	$520,916	$479,719
Other service revenue	67,516	70,607	70,110
Fuel surcharge	64,033	30,492	15,611

Total operating revenues	678,076	622,015	565,440

OPERATING EXPENSES:
Purchased transportation	471,238	420,565	360,303
Compensation	62,558	58,702	60,660
Fuel, supplies and maintenance	35,897	33,480	34,912
Depreciation and amortization	16,714	22,493	28,509
Selling and administrative	20,433	25,053	15,876
Insurance claims	19,183	22,793	32,209
Taxes and licenses	2,894	3,241	4,267
Communication and utilities	7,932	6,945	6,925
Loss on disposal of property and equipment	288	2,442	10
Impairment on property and equipment	75	2,923	—
PPI class action settlement and related expenses	1,039	8,314	—
CLC expenses	—	—	2,250
Restructuring charges	—	—	725

Total operating expenses	638,251	606,951	546,646

Operating income	39,825	15,064	18,794
Interest expense, net	26,712	22,343	29,984
Interest expense, transaction fees	—	—	700
Interest expense, preferred stock conversion	—	—	59,395
Gain on early debt extinguishment	—	—	(4,733)
Write-off of debt issuance costs	1,110	—	—
Other (income) expense	(222)	857	649

Income (loss) before income taxes	12,225	(8,136)	(67,201)
Provision (benefit) for income taxes	352	2,421	(99)

Net income (loss)	11,873	(10,557)	(67,102)
Preferred stock and minority stock dividends	—	(145)	(4,540)

Net income (loss) attributable to common shareholders	$11,873	$(10,702)	$(71,642)

PER SHARE DATA:
Basic:
Net income (loss) per common share	$0.63	$(0.57)	$(12.51)

Diluted:
Net income (loss) per common share	$0.62	$(0.57)	$(12.51)

Weighted average number of shares—basic	18,934	18,910	5,729
Weighted average number of shares—diluted	19,301	18,910	5,729

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(In 000’s)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,636	$2,700
Accounts receivable, net	101,353	100,836
Current maturities of notes receivable from affiliates	145	839
Prepaid expenses	5,336	4,845
Prepaid tires	7,360	7,498
Other	5,088	2,071

Total current assets	120,918	118,789
Property and equipment, net	115,199	116,540
Assets held-for-sale	158	1,170
Goodwill	133,138	131,363
Intangibles, net	1,165	1,371
Notes receivable from affiliates	112	402
Other assets	11,931	9,663

Total assets	$382,621	$379,298

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$1,515	$1,400
Accounts payable	16,609	14,508
Affiliates and independent owner-operators payable	11,979	9,983
Accrued expenses	22,046	33,070
Environmental liabilities	8,516	11,183
Accrued loss and damage claims	9,598	33,670
Income taxes payable	216	2,551

Total current liabilities	70,479	106,365
Long-term indebtedness, less current maturities	287,601	275,150
Environmental liabilities	8,643	14,415
Accrued loss and damage claims	25,032	4,906
Other non-current liabilities	10,213	9,557
Deferred tax liability	930	1,172

Total liabilities	402,898	411,565

Commitments and contingencies (Note 19)
Minority interest in subsidiary	1,833	1,833

SHAREHOLDERS’ DEFICIT
Common stock, no par value; 29,000 shares authorized; 19,123 issued at December 31, 2005 and 19,113 issued at December 31, 2004	359,772	357,777
Treasury stock, 93 and 73 shares at December 31, 2005 and 2004, respectively	(1,042)	(743)
Accumulated deficit	(168,710)	(180,854)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(19,079)	(18,042)
Stock purchase warrants	54	73
Unearned compensation, restricted stock and stock units	(1,975)	(1,077)
Stock subscriptions receivable	(1,541)	(1,645)

Total shareholders’ deficit	(22,110)	(34,100)

Total liabilities, minority interest and shareholders’ deficit	$382,621	$379,298

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2005, 2004 and 2003

(In 000’s)

	Comprehensive Income (Loss)	Shares of Common Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Unearned Compensation Restricted Stock	Stock Subscription Receivables	Total Shareholders’ Deficit
Balance, December 31, 2002	$(54,998)	3,437	$105,497	$(1,236)	$(97,927)	$(189,589)	$(15,831)	$86	$—	$(1,709)	$(200,709)
Net loss	(67,102)	—	—	—	(67,102)	—	—	—	—	—	(67,102)
Issuance of common stock, net	—	7,900	120,638	—	—	—	—	—	—	—	120,638
Stock subscription receipts	—	—	(179)	—	—	—	—	—	—	179	—
Acquisition of treasury stock	—	—	—	(22)	—	—	—	—	—	—	(22)
Preferred stock accretion	—	—	—	—	(4,395)	—	—	—	—	—	(4,395)
Conversion of preferred stock to common stock	—	7,655	130,122	—	—	—	—	—	—	(200)	129,922
Minority stock dividend	—	—	—	—	(145)	—	—	—	—	—	(145)
Translation adjustment, net of a deferred tax provision of nil	(230)	—	—	—	—	—	(230)	—	—	—	(230)
Issuance of restricted stock, net	—	88	1,502	—	—	—	—	—	(1,502)	—	—
Pension plan minimum liability net of deferred tax benefit of nil	1,372	—	—	—	—	—	1,372	—	—	—	1,372

Balance, December 31, 2003	(65,960)	19,080	357,580	(1,258)	$(169,569)	(189,589)	$(14,689)	86	(1,502)	(1,730)	(20,671)

Net loss	(10,557)	—	—	—	(10,557)	—	—	—	—	—	(10,557)
Minority stock dividend	—	—	—	—	(145)	—	—	—	—	—	(145)
Issuance of restricted stock	—	—	418	738	(738)	—	—	—	(418)	—	—
Forfeiture of restricted stock	—	(2)	(240)	(155)	155	—	—	—	240	—	603
Amortization of restricted stock	—	—	—	—	—	—	—	—	603	—	—
Stock warrant exercise	—	35	13	—	—	—	—	(13)	—	—	—
Acquisition of treasury stock	—	—	—	(68)	—	—	—	—	—	85	17
Issuance non-employee options	—	—	6	—	—	—	—	—	—	—	6
Translation adjustment, net of a deferred tax provision of $93.	707	—	—	—	—	—	707	—	—	—	707
Pension plan minimum liability, net of a deferred tax benefit of nil	(4,060)	—	—	—	—	—	(4,060)	—	—	—	(4,060)

Balance, December 31, 2004	(13,910)	19,113	357,777	(743)	(180,854)	(189,589)	(18,042)	$73	(1,077)	(1,645)	(34,100)

Net income	11,873	—	—	—	11,873	—	—	—	—	—	11,873
Issuance of restricted stock	—	—	248	414	(414)	—	—	—	(248)	—	—
Issuance of restricted stock units	—	—	2,345	—	—	—	—	—	(2,345)	—	—
Forfeiture of restricted stock	—	—	(742)	(685)	685	—	—	—	742	—	953
Amortization of restricted stock	—	—	—	—	—	—	—	—	953	—	—
Stock warrant exercise	—	10	19	—	—	—	—	(19)	—	—	—
Payment of stock subscription receivables	—	—	—	—	—	—	—	—	—	76	76
Acquisition of treasury stock	—	—	—	(28)	—	—	—	—	—	28	—
Issuance non-employee options	—	—	125	—	—	—	—	—	—	—	125
Translation adjustment, net of a deferred tax provision of $0.	(79)	—	—	—	—	—	(79)	—	—	—	(79)
Pension plan minimum liability, net of a deferred tax benefit of nil	(958)	—	—	—	—	—	(958)	—	—	—	(958)

Balance, December 31, 2005	$10,836	19,123	$359,772	$(1,042)	$(168,710)	$(189,589)	$(19,079)	$54	$(1,975)	$(1,541)	$(22,110)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(In 000’s)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,873	$(10,557)	$(67,102)
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Deferred income taxes	(266)	(473)	796
Depreciation and amortization	16,714	22,493	28,509
Bad debt expense	1,219	2,526	1,573
Foreign currency transaction loss	(165)	652	937
Loss on disposal of property and equipment	288	2,442	10
Impairment loss on property and equipment	75	2,923	—
Amortization of bond carrying value	—	—	(2,276)
Write-off of deferred financing costs	1,110	—	—
Amortization of restricted stock and stock options	1,077	609	—
Amortization of deferred financing costs	1,855	1,690	1,421
Write-off of excess of bond carrying value and deferred financing costs	—	—	(7,529)
Amortization of bond discount	233	—	—
Write-off of Power Purchasing, Inc. receivables	—	—	3,314
Preferred stock dividend accretion recorded as interest expense	—	—	3,457
Interest expense recorded on conversion of preferred stock	—	—	59,395
Paid-in-kind interest	—	—	3,735
Minority dividends	145	—	—
Changes in assets and liabilities:
Accounts and other receivable	(1,736)	(25,330)	(5,997)
Notes receivable from affiliates	984	87	(98)
Prepaid expenses	(491)	(1,279)	1,600
Prepaid tires	(421)	479	(84)
Other assets	(5,019)	(164)	369
Accounts payable and accrued expenses	(6,508)	19,952	4,179
Environmental liabilities	(8,439)	(3,376)	—
Accrued loss and damage claims	(3,946)	1,405	—
Affiliates and independent owner-operators payable	1,996	2,664	(3,285)
Other liabilities	(207)	(3,309)	(4,524)
Current income taxes	(2,311)	2,033	(1,051)

Net cash provided by operating activities	8,060	15,467	17,349

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,876)	(9,916)	(8,892)
Acquisition of business assets	(4,466)	(781)	(6,100)
Proceeds from sales of property and equipment	4,258	3,094	2,611

Net cash used in investing activities	(15,084)	(7,603)	(12,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	140,600	3,800	(14,730)
Payments on revolver	(133,400)	(5,000)	—
Proceeds from issuance of long-term debt	83,300	—	264,650
Principal payments on long-term debt and capital lease obligations	(78,927)	(1,759)	(362,202)
Deferred financing fees	(3,231)	(1,241)	(12,923)
Increase (decrease) in book overdraft	(2,415)	(1,742)	1
Net proceeds from stock issuance	—	—	120,638
Other stock transactions	76	17	(22)
Minority stock dividends	(145)	(145)	(145)

Net cash provided by (used in) financing activities	5,858	(6,070)	(4,733)

Net increase (decrease) in cash and cash equivalents	(1,166)	1,794	235
Effect of exchange rate changes on cash	102	(49)	59
Cash, beginning of year	2,700	955	661

Cash, end of year	$1,636	$2,700	$955

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$24,645	$19,293	$24,946

Income taxes	$3,459	$1,464	$169

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Minimum pension liability accrual	$958	$4,060	$(1,372)

Original capital lease obligation	$760	$—	$—

Conversion of interest payable to debt	$—	$—	$3,735

Accretion of dividends on preferred stock	$—	$—	$4,395

Conversion of preferred stock to common stock	$—	$—	$70,527

The accompanying notes are an integral part of these consolidated financial statements.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2005, 2004, 2003

1. BUSINESS ORGANIZATION

Quality Distribution, Inc. (the “Company” or “QDI”) and its subsidiaries are engaged primarily in truckload transportation of bulk chemicals in North America. We conduct a significant portion of our business through a network of Company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into one year renewable contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from us. Owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with owner-operators may be terminated by either party on short notice. We charge affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are normally paid a percentage of the revenues generated for each load hauled.

The Initial Public Offering

On November 13, 2003, we consummated our initial public offering (the “IPO”) of 7,875,000 shares of our common stock at $17.00 per share. On this date, we sold an additional 25,000 shares of common stock to an existing shareholder for $11.63 per share as a result of the exercise of his preemptive rights in connection with the preferred stock conversion (Note 16). Our subsidiary, Quality Distribution, LLC (“QD LLC”), concurrently consummated (a) the private offering of $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2010 and (b) the entry into a new credit facility consisting of a $140 million delayed drawn term loan facility, a $75 million revolver, and a $20 million pre-funded letter of credit facility (Note 13).

The total proceeds from the above transactions were $399.2 million. Net proceeds of $376.8 million, after deducting $22.4 million of underwriting discounts, commissions and related expenses, were used to pay existing debt balances with higher interest rates (Note 13).

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of tractors held for sale to owner-operators or affiliates, tires, parts, fuel and supplies for servicing our revenue equipment (tractors and trailers). As of December 31, 2005, we had $2.0 million of tractors for sale to owner-operators or affiliates. They are classified within “Other Current Assets” on the Consolidated Balance Sheets.

Prepaid Tires

Prepaid tires represent the average cost of the tires on our tractors and trailers reduced by the anticipated value of tire casings. We adjust the value of the tires and tire casing, throughout the year, to reflect the change in the average cost of the tires and tire casings.

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

Useful Lives in Years
Buildings and improvement	10-25
Tractors and trailers	5-20
Terminal equipment	5-7
Furniture and fixtures	3-5
Other	3-10

Maintenance and repairs are charged to operating expense when incurred. Major improvements that extend the lives of the assets are capitalized. We assess whether there has been an impairment of long-lived assets and definite lived intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying value of an asset, including associated intangibles, exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized for the difference between estimated fair value and carrying value. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in operating expenses. We incurred a non-cash, pre-tax charge of $0.4 million impairment in the fourth quarter of 2004 for trailers not being utilized in our Mexican operations and $0.1 million in the fourth quarter of 2005 for trailers and tractors that were not being utilized in our U.S. operations.

Assets Held-for-Sale

We conducted a review of our fleet requirements during the fourth quarter of 2004. As a result of that review, we determined that there were a group of trailers which were in excess of our needs and which we classified as held-for-sale. We incurred a non-cash pre-tax charge for impairment under the held-for-sale model, of approximately $2.5 million during the fourth quarter of 2004. We believe the sale of such trailers will generate cash. The net book value of these assets after the impairment charge was $1.2 million. The remaining 384 trailers have a net book value, excluding prepaid tires, of $0.2 million.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Goodwill and Intangible Assets

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002. See Note 11 to the consolidated financial statements. Under SFAS 142 we review our goodwill balances for impairment in the second quarter of our fiscal year or more frequently if impairment indicators arise.

Incentive Stock Option Plans

We use Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” and the related interpretations to account for our stock option plans described in Note 17. No compensation cost has been recorded at the grant dates, as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. We use the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123, ‘Accounting for Stock-Based Compensation,”.

The stock of QDI was not traded publicly prior to the IPO on November 13, 2003. The fair value of options granted during 2005, 2004, and 2003 are based upon the Black-Scholes option-pricing model using the following criteria:

	2005	2004	2003
Risk free rate	3.74%	3.62%	3.59%
Expected life	5 years	6 years	6 years
Volatility	60%	62%	28%
Expected dividend	nil	nil	nil

The fair value of stock options granted in 2005 was $1.2 million, 2004 was $2.4 million and 2003 was $8.2 million after adjusting for a change in the estimated forfeiture rate. This change in the estimated forfeiture rate decreased the total amount of fair valued stock options issued in fiscal year 2003 and fiscal year 2004 by $2.9 million and $0.8 million respectively, of which $0.6 million is reflected as a prospective decrease to pro forma compensation in 2005 with no retroactive change in the prior years. At December 31, 2005, approximately 733,000 authorized shares remain available for granting under our 2003 Stock Option Plan.

On December 5, 2005, the Compensation Committee of the Board of Directors approved the vesting on December 31, 2005 of all unvested options, excluding options under the Company’s 2003 Stock Option Plan (the “2003 Option Plan”) with an exercise price of $8.00 or higher. This acceleration excluded all options held by our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and General Counsel. Under the 2003 Option Plan, options generally vest ratably over four years from the grant date. As a result of the accelerated vesting, approximately 744,000 options outstanding under the 2003 Option Plan became exercisable on December 31, 2005, of which approximately 224,000 are held by executive officers and members of the Board of Directors. We did not recognize any expense in fiscal year 2005 as a result of the acceleration of vesting. The purposes of accelerating the vesting dates were to eliminate future compensation expense we would otherwise recognize in our consolidated statement of operations with respect to these accelerated options upon the adoption of SFAS No. 123R and the potential benefit to us and our shareholders in retaining the services of our directors, officers and employees. Absent this acceleration, we might have recognized approximately $5.4 million as compensation expense for these vested options under FAS 123(R) beginning January 1, 2006 through December 31, 2009.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Had compensation cost been determined based upon the fair value at the grant date for awards under the option plans consistent with the method described in SFAS No. 123R, our net loss and loss per common share would have been as follows for the years ended December 31:

	2005	2004	2003
Net loss attributable to common shareholders (in thousands):
As reported	$11,873	$(10,702)	$(71,642)
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of $0 related tax effects	(7,749)	(2,324)	(167)
Add: Stock-based compensation expense included in net income (loss) attributable to common shareholders as reported	1,077	609	—

Pro forma	$5,201	$(12,417)	$(71,809)

Weighted average number of shares (in thousands)—basic	18,934	18,910	5,729
Weighted average number of shares (in thousands)—diluted	19,247	18,910	5,729

Income (loss) per common share:
As reported—basic	$0.63	$(0.57)	$(12.51)
Pro forma—basic	$0.27	$(0.66)	$(12.53)
As reported—diluted	$0.62	$(0.57)	$(12.51)
Pro forma—diluted	$0.27	$(0.66)	$(12.53)

Due to the issuance of stock options, representing 200,000 shares to an executive who joined us in November 2004, we recognized $125,000 of compensation expense for the year ending December 31, 2005 and will recognize approximately $125,000 in compensation expense for three more years.

Other Assets—Deferred Loan Costs

As of December 31, 2005 and 2004, deferred loan costs included in other assets totaled $8.5 million and $8.2 million, respectively. In conjunction with the payment of our previously outstanding debt balances through proceeds from the IPO and issuance of new debt (Note 13), in fiscal year 2003, we expensed the remaining deferred loan costs of $5.5 million related to debt that was paid off and recorded the charge as a reduction of the gain on debt extinguishment. In addition, we capitalized the portion of transaction expenses incurred in the issuance of new debt and a new credit agreement. In fiscal year 2005, we expensed $1.1 million of deferred loan costs related to the partial repayment of the term loan (due November 2009) incurred in fiscal year 2003. The debt issuance costs at December 31, 2005 are being amortized using the effective interest rate method over the life of the related debt.

Other Service Revenue

The components of Other Service Revenue are as follows at December 31, (in thousands):

	2005	2004	2003
Rental revenue	$30,403	$31,365	$27,777
Tank wash revenue	30,687	31,241	31,521
Other revenue	6,426	8,001	10,812

	$67,516	$70,607	$70,110

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentation.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Accrued Loss, Damage and Environmental Claims

In fiscal 2003 through September 14, 2003, we maintained liability insurance for bodily injury and property damage with an aggregate limit on the coverage in the amount of $55.0 million, with a $5.0 million per incident deductible. Since September 15, 2003, liability insurance for bodily injury and property damage had an aggregate limit on the coverage in the amount of $40.0 million, with a $5.0 million per incident deductible. We currently maintain workers’ compensation insurance coverage with a $1.0 million deductible. We have accrued for the estimated self-insured portion of bodily injury, property damage and workers’ compensation claims including an estimate of losses incurred but not reported.

We are self-insured for damage or loss to the equipment we own or lease, for any cargo losses and for non-trucking pollution legal liability. We have accrued for the estimated cost of claims reported and losses incurred but not reported. We classify such claims between long-term and short-term based on industry data as calculated by third-parties.

We are self-insured as to certain insurance policies that the former vice president of PPI failed to renew for PPI’s customers yet continued to collect premiums in violation of state insurance laws. We have accrued for the estimated cost of claims reported and losses incurred but not reported for these policies for the periods until third-party insurance was obtained. As of March 2004, all insurance policies for PPI’s customers had been placed with insurance companies, and we are not liable for future losses incurred on these policies.

We transport chemicals and hazardous materials and operate tank wash facilities. As such, our operations are subject to various environmental laws and regulations. We have been involved in various litigation and environmental matters arising from these operations. Reserves are recorded when it is probable that a liability has been incurred and when the amount of the liability can be reasonably estimated. These reserves are not recorded on a discounted basis. These reserves include estimates of contractor costs, materials, reimbursement of environmental agency oversight costs, costs for consultants and advisors.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying balance sheets for cash, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

The fair value of our 9% Senior Subordinated Notes was based on the quoted market prices. The fair value of our 9% Senior Subordinated Notes was approximately $110.0 million and $124.7 million at December 31, 2005 and 2004, respectively. The fair value of our Senior Floating Rate Notes was approximately $79.9 million at December 31, 2005. The book value of our remaining variable and fixed rate notes exceeded fair market value at December 31, 2005 and 2004.

Revenue Recognition

Transportation revenue, including fuel surcharges, and related costs are recognized on the date freight is delivered. Other service revenues, consisting primarily of lease revenues from affiliates, owner-operators and third parties, are recognized ratably over the lease period. Tank wash revenues are recognized when the wash is performed. Insurance brokerage revenues are recorded as a contractual percentage of premiums received ratably over the period that the insurance covers. We recognize all revenues, including the premiums for the insurance

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

policies that were not renewed with third-party insurance carriers in connection with the restatement at PPI, on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted with our customers.

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

Other Comprehensive Loss

The translation from Canadian dollars and Mexican pesos to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate in effect during the period. The gains or losses, net of income taxes, resulting from such translation are included in shareholders’ deficit as a component of accumulated other comprehensive loss. Gains or losses from foreign currency transactions are included in other expense.

The components of accumulated other comprehensive loss are as follows at December 31 (in thousands):

	2005	2004
Pension plan minimum liability (Note 15)	$18,048	$17,090
Foreign currency translation adjustment	1,031	952

	$19,079	$18,042

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated based on the weighted average common shares outstanding during each period. Diluted income (loss) per common share includes the dilutive effect, if any, of common equivalent shares outstanding during each period.

New Accounting Pronouncements

In April 2005, the SEC announced that the effective date of SFAS No. 123R, “Share-Based Payments”, has been deferred for certain public companies. SFAS No. 123R, as amended, requires that all share-based payments to employees, including grants of employee equity incentives, are to be recognized in the consolidated statement

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

of operations based on their fair values. SFAS No. 123R will be applicable to us, beginning January 1, 2006, and we intend to adopt the standard using the “modified prospective” method. The “modified prospective” method requires compensation costs to be recognized, beginning with the effective date of adoption, for a) all share-based payments granted after the effective date and b) awards granted to employees prior to the effective date of the statement that remain unvested on the effective date.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB No. 25 “Accounting for Stock Issued to Employees”, and as such, generally recognize no compensation cost for employee equity incentives. Accordingly, the adoption of SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall liquidity. The impact of the adoption of SFAS No. 123R cannot be determined at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of the statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income (loss) and earnings (loss) per share included in the stock-based compensation table in Note 2—Earnings (Loss) Per Share.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current requirements. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We can not estimate what those amounts will be in the future as it depends, among other things, when employees exercise stock options and similar equity incentives, and no options have been exercised since such options were issued.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

3. INCOME (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations to earnings per share computations follows:

	December 31, 2005			December 31, 2004			December 31, 2003
(In 000’s except per share amounts)	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per- share amount	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per- share amount	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per- share amount
Basic loss available to common shareholders per EPS:
Net earnings (loss) from continuing operations	$11,873			$(10,557)			$(67,102)
Dividends and accretion on preferred stock and minority stock dividends	—			(145)			(4,540)

Earnings (loss)	11,873	18,934	$0.63	(10,702)	18,910	$(.57)	(71,642)	5,729	$(12.51)

Effect of dilutive securities:
Stock options		134			—			—
Unvested restricted stock		13			—			—
Restricted stock units		71			—			—
Stock warrants		149			—			—

Diluted loss available to common shareholders per EPS:
Income (loss)	$11,873	19,301	$0.62	$(10,702)	18,910	$(.57)	$(71,642)	5,729	$(12.51)

The effect of our preferred stock dividends was not included in the computation of diluted earnings per share for the year ended December 31, 2004 because the preferred stock was redeemed in fiscal year 2003. The effect of our stock options, restricted stock, stock warrants and stock units which represent the shares shown in the table above are included in the computation of diluted earnings per share for each year.

The following securities were not included in the calculation of diluted EPS because such inclusion would be anti-dilutive:

	For the years ended December 31,
(In thousands)	2005	2004	2003
Stock options	1,307	1,992	104
Restricted Stock	17	59	—

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

For the Years Ended December 31, 2005, 2004, 2003

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

During fiscal year 2005, we purchased the business of one affiliate for $1.2 million of cash consideration and $0.6 million forgiveness of amounts due from affiliates which resulted in $1.8 million of goodwill. We also purchased $2.7 million of tractors and trailers from two other affiliates.

5. OTHER OPERATING CHARGES

Our operating income has been impacted by several charges in 2004 and 2003. We have incurred severance, fringe benefits and other related expenses from cost cutting measures and consolidating terminals that resulted in charges totaling $0.7 million in 2003. In addition, we incurred charges related to the prior operations of Chemical Leaman of $2.3 million in 2003, related to insurance claims associated with the operations of predecessor companies incurred prior to the merger in 1998. In 2004, we recorded a fixed asset impairment charge of $2.9 million and $8.3 million for PPI class action and related charges, which includes $2.9 million for the settlement of such lawsuits, and $5.4 million of professional fees.

6. GAIN ON DEBT EXTINGUISHMENT AND LOSS ON EARLY REPAYMENT

In fiscal year 2003, substantially all of our outstanding indebtedness and that of our subsidiary, Quality Distribution LLC (“QD LLC”), was extinguished and refinanced in connection with the IPO and the concurrent private offering by QD LLC of the $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2010 (the “9% Senior Subordinated Notes”) and the entry into a credit facility consisting of a $140 million delayed drawn term loan facility (the “term loan”), a $75 million revolver and a $20 million pre-funded letter of credit facility (the “revolver”) (Note 13). Concurrently with these transactions, we prepaid the previously existing term loan and revolver. On December 15, 2003, we redeemed all the outstanding Series B 10% Senior Subordinated Notes due 2006 of QDI, the 12 1/2% Senior Subordinated Secured Notes due 2008 of QD LLC (the “12.5% Senior Subordinated Notes”) and the 12% Junior Subordinated Pay-in-kind Notes of QDI (the “Junior PIK Notes”), (collectively, the “Redeemed Notes”) and paid all expenses and premiums incurred in connection therewith.

In fiscal year 2003, we recorded a net gain on debt extinguishment of $4.7 million. The bond carrying values on the date of redemption of the 12.5% Senior Subordinated Notes and Junior PIK Notes, $11.2 million and $1.8 million, respectively, were recorded as part of the net gain on debt extinguishment.

In the first quarter of 2005, we wrote-off $1.1 million of debt issuance costs associated with the $70 million partial repayment of the term loan.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

7. SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
2005
Operating revenues	$161,138	$171,031	$170,626	$175,281
Operating income	10,743	9,305	7,165	12,612
Net income	2,916	2,718	50	6,189
Income per share—basic	0.15	0.14	0.00	0.33
Income per share—diluted	0.15	0.14	0.00	0.32

2004
Operating revenues	$151,185	$157,429	$158,410	$154,991
Operating income (loss)	6,246	(2,210)	9,066	1,962
Net income (loss)	962	(7,862)	2,751	(6,408)
Income (loss) per share—basic	0.05	(0.42)	.15	(.35)
Income (loss) per share—diluted	0.05	(0.42)	.14	(.35)

Results for the fourth quarter of 2005 include a $1.7 million reimbursement for a fire that occurred in a prior year, a $0.5 million non-cash reduction in fines and penalties related to the irregularities at PPI, a $0.9 million reduction in our bad debt allowance, a $0.5 million reduction in our pension costs and a $0.7 million environmental charge. Results for the fourth quarter of 2004 include a non-cash charge of $2.9 million for the impairment of trailers, executive search and relocation costs of $1.1 million and a charge of $3.5 million to settle our PPI class action lawsuit and related expenses, which were partially offset by a $1.8 million reduction in fines and penalties related to the irregularities at PPI.

8. GEOGRAPHIC SEGMENTS

Our operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005
	U.S.	International	Eliminations	Consolidated
Operating revenues	$629,776	$48,300	$—	$678,076
Operating income	32,803	7,022	—	39,825
Identifiable assets (1)	371,712	10,909	—	382,621
Depreciation and amortization	14,858	1,856	—	16,714
Capital expenditures	19,329	13	—	19,342

	2004
	U.S.	International	Eliminations	Consolidated
Operating revenues	$577,661	$44,354	$—	$622,015
Operating income	11,327	3,737	—	15,064
Identifiable assets (1)	367,855	11,443	—	379,298
Depreciation and amortization	19,887	2,606	—	22,493
Capital expenditures	10,657	40	—	10,697

(1)	excludes inter-company receivables and payables.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

	2003
	U.S.	International	Eliminations	Consolidated
Operating revenues	$524,009	$41,431	$—	$565,440
Operating income	13,848	4,946	—	18,794
Identifiable assets	366,868	20,224	(12,713)	374,379
Depreciation and amortization	25,508	3,001	—	28,509
Capital expenditures	14,268	724	—	14,992

9. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31 (in thousands):

	2005	2004
Trade accounts receivable	$100,154	$97,079
Affiliate and owner-operator receivables	2,726	2,087
Insurance receivable—PPI class action settlement	—	5,875
Other receivables	3,909	3,023

	106,789	108,064
Less allowance for doubtful accounts	(5,436)	(7,228)

	$101,353	$100,836

For 2005, 2004 and 2003, The Dow Chemical Company accounted for approximately 10.2%, 10.2% and 11.3% of our operating revenues, respectively.

The activity in the allowance for doubtful accounts for each of the three years ended December 31 is as follows (in thousands):

	2005	2004	2003
Balance, beginning of period	$7,228	$6,305	$7,446
Additions	2,019	2,526	1,573
Write-offs
Charged to other accounts	(193)	(193)	(193)
Charged to costs and expenses	(3,618)	(1,410)	(2,521)

Balance, end of period	$5,436	$7,228	$6,305

10. FIXED ASSETS

Property and equipment consisted of the following at December 31 (in thousands):

	2005	2004
Land and improvements	$11,956	$12,068
Buildings and improvements	17,600	17,967
Revenue equipment	229,512	228,596
Other equipment	38,812	35,525

Total property and equipment	297,880	294,156
Accumulated depreciation	(182,681)	(177,616)

Property and equipment, net	$115,199	$116,540

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Depreciation expense was $16.6 million, $22.2 million and $28.1 million for the years ending December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, we had $0.8 million of capitalized cost of equipment under capital leases included in revenue equipment in the above schedule. At December 31, 2005 we had a net book value of $0.2 million of trailers held-for-sale.

11. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible assets consist of a $1.0 million intangible pension plan asset and $0.2 million of non-compete agreements with remaining life of 3 years, customer lists and customer contracts acquired from a competitor with lives of 5 years (Note 4). During 2005 and 2003, $0.1 million and $2.2 million of intangible assets became fully amortized. Accumulated amortization of the remaining intangible assets was $0.2 million at December 31, 2005 and 2004. The gross amount of intangible assets at December 31, 2005 and 2004 was $1.4 million and $1.6 million, respectively.

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $0.1 million, $0.1 million and $0.4 million, respectively. Remaining intangible assets, except the pension plan asset, will be amortized to expense as follows (in thousands):

2006	$105
2007	40
2008	40
2009	—
2010 and after	—

Goodwill

Under SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is subject to an annual impairment test as well as impairment assessments of certain triggering events. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying amount to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill.

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

Our goodwill assets as of December 31, 2005 and 2004 were $133.1 million and $131.4 million, respectively. Goodwill increased $1.8 million in 2005 due to the purchase of a business. We increased goodwill in 2004 by $0.1 million due to the contingent payment described in Note 4.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable includes $7.6 million and $5.5 million of book overdrafts at December 31, 2005 and 2004, respectively. We classified $6.0 million in claims that were paid in January 2006 in the category “Accounts Payable”.

Accrued expenses include the following at December 31 (in thousands):

	2005	2004
Salaries, wages and benefits	$5,762	$4,626
Accrued interest	3,707	3,225
Pension	2,319	4,844
Claims and deposits	3,435	3,359
Taxes	1,853	3,189
PPI class action settlement	—	8,750
Other	4,970	5,077

	$22,046	$33,070

As of December 31, 2004, we had a $5.9 million insurance receivable classified within “Accounts Receivable” to partially offset the PPI settlement. The amount was not used to reduce “Accounts Payable” because pursuant to the terms of the settlement agreement, there was no right of offset. Therefore, we recorded it as a receivable.

13. LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31 (in thousands):

	2005	2004
Term loan	$66,850	$138,250
Revolver	13,000	5,800
Capital lease obligations	733	—
Series B floating interest rate subordinated term notes, principal due in 2006, interest payable semi-annually at LIBOR plus 4.81%	—	7,500
Senior Floating Rate Notes due 2012	85,000	—
9% Senior Subordinated Notes due 2010	125,000	125,000

Long-term debt, including current maturities	290,583	276,550
Discount on Senior Floating Rate Notes	(1,467)	—

	289,116	276,550
Less current maturities of long-term debt (including capital lease obligations)	(1,515)	(1,400)

Long-term debt, less current maturities	$287,601	$275,150

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Interest will accrue at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds were used to repay approximately $70 million of the term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of outstanding Series B Notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our credit facility. The credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The interest rate on the Senior Floating Rate Notes at December 31, 2005 was 8.7%. The weighted average interest rate during fiscal year 2005 was 7.9%.

We incurred $2.5 million in debt issuance costs relating to the Senior Floating Rate Notes. We are amortizing these costs over the term of the notes. The balance of the debt issuance costs as of December 31, 2005 was $2.1 million.

We may redeem the Senior Floating Rate Notes, in whole or in part from time to time, upon not less than 30 not more than 60 days notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on January 15th of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Percentage
2007	102.00%
2008	101.00
2009 and thereafter	100.00

Term Loan

On November 13, 2003, QD LLC and QD Capital, issued a private offering of $125 million aggregate principal amount of 9% Senior Subordinated Notes, due 2010 and entered into a new credit agreement consisting of a $140 million delayed drawn term-loan, a $75 million revolver, and a $20 million pre-funded letter of credit facility. On March 10, 2005, we completed the conversion of the 9% Senior Subordinated Notes from private debt to public debt.

The term loan bears interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustment based upon the achievement of certain financial ratios. The principal payments are payable quarterly on March 15, June 15, September 15 and December 15. The term loan matures on November 12, 2009. The interest rate on the term loan at December 31, 2005 and 2004 was 7.4% and 5.1%, respectively. The weighted average interest rate during fiscal year 2005 and 2004 was 6.5% and 4.7%, respectively.

We incurred $3.4 million in debt-issuance costs relating to the term loan and wrote-off $1.1 million of the debt-issuance costs upon the $70 million repayment of the term loan in January 2005. We are amortizing the $2.3 million remaining debt-issuance costs over the term of the term loan to interest expense using the effective-interest method. The balance of these debt issuance costs as of December 31, 2005 was $1.3 million.

Revolving Credit Facility

Our revolver comprises a $75.0 million revolver that is available until November 12, 2008 and a $20 million pre-funded letter of credit facility that is available until November 12, 2009. The revolver can be used for working capital and general corporate purposes, including permitted acquisitions and additional letters of credit. At December 31, 2005, we had $43.3 million available under the revolver and $38.7 million in outstanding letters of credit.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Interest on the revolver is, at our option, (a) 2.50% in excess of the Base Rate provided in the credit agreement or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case, subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolver at December 31, 2005 and 2004 was 9.8% and 7.8%, respectively. The weighted average interest rate on the revolver during fiscal year 2005 and 2004 was 9.6% and 7.3%, respectively.

The credit facility provides for payment by us in respect of outstanding letters of credit of an annual fee equal to the spread over the Eurodollar rate for Eurodollar Loans under the revolver from time to time in effect on the aggregate outstanding stated amounts of such letters of credit and a fronting fee equal to  1/4 of 1.0% on the aggregate outstanding stated amounts of such letters of credit. We pay a commitment fee equal to  1/2 of 1.0% per annum on the undrawn portion of the available commitment under the revolver, subject to decreases based on the achievement of certain financial ratios.

Voluntary prepayments and commitment reductions will be permitted in whole or in part, subject to minimum prepayment or reduction requirements, without premium or penalty, provided that voluntary prepayments of Eurodollar Loans on a date other than the last day of the relevant interest period will be subject to payment of customary breakage costs, if any.

We incurred $1.5 million in debt-issuance costs relating to the revolver. We are amortizing these costs over the term of the revolver. The balance of the debt-issuance costs as of December 31, 2005 was $1.0 million.

9% Senior Subordinated Notes

The 9% Senior Subordinated Notes, due 2010 are unsecured obligations guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

We incurred $5.3 million in debt issuance costs relating to the 9% Senior Subordinated Notes. We are amortizing these costs over the term of the 9% Senior Subordinated Notes. The balance of the debt issuance costs as of December 31, 2005 was $3.8 million.

We may redeem the 9% Senior Subordinated Notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on November 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Percentage
2007	104.50%
2008	102.25
2009 and thereafter	100.00

Series B Notes

We redeemed $18.1 million principal amount of Series B floating rate notes on December 15, 2003 at a redemption price of 102.5% of the principal amount outstanding, plus accrued and unpaid interest to the date of redemption. The redemption price paid included $0.9 million of accrued interest and a redemption premium of $0.5 million. The redemption premium was recorded as a part of the net gain on debt extinguishment. The remaining $7.5 million of Series B floating rate notes were redeemed on February 28, 2005 at no premium.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

The Series B Notes are unsecured obligations guaranteed on a senior subordinated basis by all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The interest rate on the Series B Notes at 2004 was 7.3%. The weighted average interest rate on the Series B Notes during fiscal year 2005 and 2004 was 7.3% and 6.6%, respectively.

Collateral, Guarantees and Covenants

The term loan and revolver are guaranteed by all of our existing and future direct and indirect domestic subsidiaries (collectively, the “subsidiary guarantors”). Our obligations and our subsidiary guarantor obligations are collateralized by a first priority perfected lien on substantially all of our properties and assets and the subsidiary guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by us and the subsidiary guarantors, subject to certain exceptions. In addition, in certain cases, no more than 65.0% of the stock of our foreign subsidiaries is required to be pledged. Such assets pledged also collateralize certain interest rate protection and other hedging agreements permitted by the credit facility that may be entered into from time to time by us.

The credit agreement contains restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions, redeemable common stock, and preferred stock issuance, capital expenditures, and the payment of dividends. At December 31, 2005, we were in compliance with all of these debt covenants. The credit agreement includes one financial covenant, the ratio of Senior Secured Debt (as defined) to Consolidated EBITDA (as defined), which must be maintained. As of December 31, 2005, QD LLC was in compliance with this financial covenant.

Debt Retirement

The following is a schedule of our indebtedness at December 31, 2005 over the periods we are required to pay such indebtedness (dollars in thousands):

(in 000’s)	2006	2007	2008	2009	2010 and after	Total
Variable term loan due 2009	$1,400	$1,400	$1,400	$62,650	—	$66,850
Capital lease obligations	115	126	151	155	186	733
Revolver	—	—	13,000	—	—	13,000
9% Senior Subordinated Notes, due 2010	—	—	—	—	125,000	125,000
Senior Floating Rate Notes, due 2012	—	—	—	—	85,000	85,000

Total	$1,515	$1,526	$14,551	$62,805	$210,186	$290,583

The above table does not include the remaining unamortized original issue discount of $1.5 million relating to the Senior Floating Rate Notes.

QD LLC has the ability to incur additional debt, subject to limitations imposed by the credit facility and the indenture governing the 9% Senior Subordinated Notes and the Senior Floating Rate Notes. Under the indentures governing the QD LLC Notes (which includes the Senior Subordinated Notes and the Senior Floating Rate Notes), in addition to specified permitted indebtedness QD LLC will be able to incur additional indebtedness so long as on a pro forma basis QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.25 to 1.0 or less.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

We believe that, based on current operations and anticipated growth, our cash flow from operations, together with available sources of liquidity, including borrowings under the revolver, will be sufficient to fund anticipated capital expenditures and make required payments of principal and interest on our debt, including obligations under our credit agreement and satisfy other long-term contractual commitments for the next twelve months.

However, for periods extending beyond twelve months, if our operating cash flow and borrowings under the revolver are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we would be required to seek alternative financing. These alternatives would likely include another restructuring or refinancing of our long-term debt, the sale of a portion or all of our assets or operations or the sale of additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms, or were not permitted under our existing agreements, we might default on some or all of our obligations. If we default on our obligations, including our financial covenants required to be maintained under the credit facility, and the debt under the indentures for the new notes were to be accelerated, our assets might not be sufficient to repay in full all of our indebtedness, and we might be forced into bankruptcy.

14. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	2005	2004	2003
Domestic	$11,603	$(7,423)	$(66,831)
Mexico	590	499	102
Canada	32	(1,212)	(472)

	12,225	(8,136)	(67,201)

The components of the income tax provision (benefit) for the years ended December 31 are as follows (in thousands):

	2005	2004	2003
Current taxes:
Federal	$(286)	$305	$(478)
State	563	419	(200)
Mexico	27	198	208
Canada	314	1,972	(425)

	618	2,894	(895)

Deferred taxes:
Federal	—	—	1,179
State	—	—	—
Mexico	(182)	(75)	(174)
Canada	(84)	(398)	(209)

	(266)	(473)	796

Provision (benefit) for income taxes	$352	$2,421	$(99)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

The net deferred tax liability consisted of the following at December 31 (in thousands):

	2005	2004
Deferred tax assets:
Environmental reserve	$6,684	$9,971
Tax credit carryforwards	3,599	3,607
Self-insurance reserves	12,235	12,841
Allowance for doubtful accounts	2,459	3,008
Pension	4,312	5,293
Net operating loss carryforwards	36,247	34,690
Other accruals	4,729	5,018
Accrued losses and damage claims	1,416	3,038

	71,681	77,466
Less valuation allowance	(46,750)	(51,364)

	24,931	26,102

Deferred tax liabilities:
Property and equipment basis differences	(25,861)	(27,274)

Net deferred tax liability	(930)	(1,172)

Current deferred tax asset	22	—

Long-term deferred tax liability	$(952)	$(1,172)

We have provided a valuation allowance against net deferred tax assets, due to cumulative losses in recent years. The valuation allowance decreased $4.6 million from 2004 to 2005.

Our effective tax rate differs from the federal statutory rate. The reasons for those differences are as follows for the years ended December 31 (in thousands):

	2005	2004	2003
Tax expense (benefit) at the statutory rate	$4,156	$(2,766)	$(22,848)
State income taxes, net of federal benefit	1,022	419	262
AMT Credit	—	—	(478)
Non-deductible interest	—	—	20,194
Subpart F	—	451	—
Foreign taxes	(136)	1,493	450
Equity in earnings of foreign subsidiaries	—	243	126
Valuation allowance	(4,614)	2,429	2,910
Valuation allowance-OCI	(373)	—	—
IRC Section 956 Income	291	—	—
Foreign Tax Credit	(257)	—	—
Other	263	152	(715)

Provision (benefit) for income taxes	$352	$2,421	$(99)

At December 31, 2005, we had approximately $95.3 million in Federal income tax net operating loss carryforwards, $2.6 million in alternative minimum tax credit carry forwards and $1.0 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2012 through 2025 while the

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. Approximately $28.7 million of net operating loss carryforwards and $1.9 million of alternative minimum tax credit carryforwards were generated by Chemical Leaman Corporation prior to its acquisition. The use of pre-acquisition operating losses and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. We have state net operating loss carryforwards, which expire over the next 2 to 20 years.

We do not have any unremitted foreign earnings.

Significant judgment is required in determining our consolidated provision for income taxes. In the ordinary course of our business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as needed.

	2005	2004
Rollforward of Valuation Allowance
Beginning Balance	(51,364)	(48,991)
(Increase)/decrease attributable to current year operations	4,585	(2,373)
(Increase)/decrease attributable to OCI	(373)	0
(Increase)/decrease attributable to prior year Federal & State NOL carryforwards	402	0

Ending Balance	(46,750)	(51,364)

15. EMPLOYEE BENEFIT PLANS

We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover certain full-time salaried employees (“CLC Plan”) and certain other employees under a collective bargaining agreement (“TTWU Plan”). Retirement benefits for employees covered by the salaried plan are based on years of service and compensation levels. The monthly benefit for employees under the collective bargaining agreement plan is based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law.

We use a December 31 measurement date for both of our plans.

Obligations and Funded Status

The following table sets forth the change in the benefit obligation, change in plan assets and unfunded status of the two plans at December 31 (in thousands):

	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$50,282	$45,445
Service cost	76	276
Interest cost	2,677	2,746
Actuarial loss	1,062	5,277
Benefits and expenses paid	(3,277)	(3,462)

Benefit obligation at end of year	$50,820	$50,282

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

	2005	2004
Change in Plan Assets
Fair value of plan assets at beginning of year	$36,731	$32,989
Actual return on plan assets	2,351	2,972
Contributions by Company	3,945	4,232
Benefits and expenses paid	(3,277)	(3,462)

Fair value of plan assets at end of year	$39,750	$36,731

	2005	2004
Funded Status of Plans
Unfunded status	$(11,070)	$(13,551)
Unrecognized net actuarial loss	18,048	17,090
Unrecognized prior service cost	980	1,074

Prepaid benefit cost	$7,958	$4,613

	2005	2004
Amounts Recognized in the Balance Sheet:
Prepaid benefit cost	$7,958	$4,613
Accrued benefit cost	(19,028)	(18,164)
Intangible assets	980	1,074
Accumulated other comprehensive income	18,048	17,090

Net amount recognized	$7,958	$4,613

The accumulated benefit obligation for both defined benefit pension plans equaled the projected benefit obligations of $50.8 million and $50.3 million at December 31, 2005 and 2004, respectively.

Periodic Pension Costs

The components of net periodic pension cost are as follows for the years ended December 31 (in thousands):

	2005	2004
Service cost	$76	$276
Interest cost	2,677	2,746
Amortization of loss	555	686
Amortization of prior service cost	94	94
Expected return on plan assets	(2,802)	(2,539)

Net periodic pension cost	$600	$1,263

For fiscal year 2005, we changed the period over which we amortize the unrecognized loss for the CLC Plan from the average remaining service of the active participants to the average remaining lifetime of the inactive participants because a predominate number of participants became inactive in fiscal year 2005.

Other Comprehensive Loss

	2005	2004
Increase in minimum liability included in other comprehensive income (in thousands)	$958	$4,060

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Assumptions

Weighted average assumptions used to determine benefit obligations at December 31:

	2005	2004
Discount rate	5.50%	5.50%

Weighted average assumptions used to determine net periodic benefit cost at December 31:

	2005	2004
TTWU Plan
Discount rate	5.50%	5.50%
Expected long-term rate of return on plan assets	7.50%	7.50%

CLC Plan
Discount rate	5.50%	5.50%
Expected long-term rate of return on plan assets	7.50%	7.50%

The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The TTWU Plan’s expected return on plan assets is based on our expectation of the long-term average rate of return on assets in the pension funds, which is based on the allocation of assets and includes approximately 20% of the assets being held in low return insurance company annuities. The CLC Plan’s long term rate to determine net periodic benefit costs for fiscal year 2006 is 8.0% and is based on the actuarial model using expected rates of return by asset class to the plan holdings as of the measurement date. The expected rates of return are based on the historical and expected future returns.

Asset Mix

Our pension plan weighted-average asset allocations by asset category at December 31 are as follows:

	2005	2004
TTWU Plan
Equity securities	51.3%	53.3%
Debt securities	48.7%	46.7%

CLC Plan
Equity securities	66.9%	55.4%
Debt securities	33.1%	44.6%

Plan Assets

Our investment policy is that plan assets will be managed utilizing an investment philosophy and approach characterized by all of the following, but listed in priority order: (1) emphasis on total return, (2) emphasis on high-quality securities, (3) sufficient income and stability of income, (4) safety of principal with limited volatility of capital through proper diversification and (5) sufficient liquidity. The target allocation percentages for the TTWU Plan assets are 50% in domestic equity securities and 50% in debt securities. The target allocation percentages for the CLC Plan assets are 67% in domestic equity securities and 33% in debt securities. None of our equity or debt securities are included in plan assets.

Cash Flows

We expect to contribute $2.3 million to the pension plan during the year ending December 31, 2006.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

The following benefit payments are expected to be paid (in thousands):

2005	$3,467
2006	3,509
2007	3,587
2008	3,634
2009	3,740
2010 – 2014	20,313

We charged to operations payments to multi-employer pension plans required by collective bargaining agreements of approximately $1.6 million, $1.4 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. These defined benefit plans cover substantially all of our union employees not covered under the TTWU pension plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multi-employer plans is not readily available.

In 2001, we established a Deferred Compensation Plan for our executives and other key employees. The plan is a non-qualified deferral plan that allows participants to contribute a portion of their wages on a pre-tax basis and includes a death benefit. We may credit participant’s accounts with a discretionary contribution at our sole discretion. No contributions were made in 2005, 2004 and 2003.

Substantially all of our U.S. employees are entitled to participate in our profit sharing plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the plan after 90 days of employment. At our discretion, we may also contribute to the plan. Employees are always vested in their contributed balance and become fully vested in our contributions after four years of service. The expenses related to contributions to the plan for the years ended December 31, 2005, 2004 and 2003 were approximately $0.1 million, nil, and nil, respectively.

16. REDEEMABLE SECURITIES

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

For the Years Ended December 31, 2005, 2004, 2003

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

17. CAPITAL STOCK

In accordance with our Amended and Restated Articles of Incorporation dated November 4, 2003, the Corporation is authorized to issue 30 million shares of capital stock, 29 million shares of no par value common stock and 1 million shares of no par value preferred stock.

Preferred Stock

Of the 1 million shares of preferred stock authorized, 600,000 shares were designated as convertible preferred stock, of which 510,000 were issued and outstanding prior to the initial public offering of shares of our common stock, when they were converted into shares of common stock pursuant to our Amended and Restated Articles of Incorporation. The remaining shares of preferred stock may be issued from time to time in one or more classes or series, with such relative rights, preferences, qualifications, and limitations as our Board of Directors from time to time may adopt by resolution. Prior to November 4, 2003, we had authorized 5.0 million shares, $.01 per share par value, of preferred stock.

Common Stock

On November 4, 2003, we effected a 1.7 to 1 stock split of our common stock. All historical share and per share amounts in the financial statements have been adjusted to reflect the stock split. Prior to November 4, 2003, we had 20 million shares $.01 par value of common stock authorized and had 3.44 million shares outstanding at December 31, 2002.

In connection with the 1998 recapitalization, we made limited recourse secured loans to shareholders, which bear interest at either LIBOR plus 1.5% or LIBOR plus 2%. The loans are collateralized by a pledge of approximately 74,800 shares of our common stock and options to purchase 74,800 shares of our common stock.

Subsequent to the 1998 recapitalization and prior to January 1, 2002, we periodically issued limited recourse secured loans to management, which loans are collateralized by shares of our common stock owned by management. Additionally, we reclassified $0.2 million of notes outstanding on preferred stock to stock subscription receivables upon conversion of the preferred stock to common stock. The principal amount of the loans are due on June 9, 2006 or November 8, 2007 with mandatory pre-payments due upon, and to the extent of, the receipt of after-tax proceeds from the sale of the pledged securities. Amounts outstanding for the total of these loans were $1.5 million and $1.6 million at December 31, 2005 and 2004, respectively.

Our credit agreement contains restrictions on the payment of dividends.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Warrants

As of December 31, 2005, we have warrants outstanding that allows the holder to purchase approximately 227,000 shares of our common stock at an exercise price of $2.94 per share. These warrants expire January 15, 2007.

Treasury Stock

As of December 31, 2005 and 2004, we had approximately 93,000 and 73,000 treasury shares carried at a cost of approximately $1.4 million and $1.3 million, respectively. These shares were acquired pursuant to our initial public offering and the return of shares under limited recourse secured loans to shareholders.

18. STOCK COMPENSATION PLANS

Stock Option Plans

The 2003 Stock Option Plan was adopted on November 5, 2003 in connection with our IPO and expires 10 years after adoption. It provides for the grant of nonqualified stock options that become exercisable, with limited exceptions, in 25% increments on each of the first four anniversaries of the date upon which the options are granted. On December 5, 2005, the Compensation Committee of the Board of Directors approved the vesting on December 31, 2005 of all unvested options under the 2003 Stock Option Plan with an exercise price of $8.00 or higher. As a result of the accelerated vesting, approximately 744,000 options became exercisable on December 31, 2005. The number of shares available for issuance under this plan automatically increases on January 1 of each year commencing with January 1, 2004 unless otherwise determined by the Board of Directors. The increase is 2.5% of the outstanding shares as of December 31 of the prior year. No more than 6,500,000 shares of common stock may be issued under the 2003 Stock Option Plan.

Until adoption of the 2003 Stock Option Plan, we administered the 1998 Stock Option Plan pursuant to which a total of 377,400 shares of our common stock were available for grant. The maximum term of granted options was ten years. Fifty percent of each new option granted vested in equal increments over four years. The remaining fifty percent of each new option will vest in nine years from grant date, subject to acceleration if certain per-share equity value targets are achieved or in the event of a sale of us. Vesting of the new options occurs only during an employee’s term of employment. The new options will become fully vested in the event of a termination of employment without “cause” or for “good reason” within six months following a sale of us.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Stock option activity for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands, except per share data):

	Number of Shares Available	Number of Shares Outstanding	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding at December 31, 2002	267	110	$23.53	$23.53
2003 option activity:
Additional shares reserved	2,210
Granted	(1,990)	1,990	17.00	17.00
Canceled	11	(11)	17.00 – 23.53	19.37

Options outstanding at December 31, 2003	498	2,089	17.00 – 23.53	17.33
2004 option activity:
Additional shares reserved	190
Granted	(781)	781	5.15 – 10.84	7.37
Canceled	419	(419)	17.00 – 23.53	17.20

Options outstanding at December 31, 2004	326	2,451	5.15 – 23.53	14.18
2005 option activity:
Additional shares reserved	476
Granted	(409)	409	6.68 – 10.40	8.06
Canceled	646	(646)	8.45 – 23.53	15.92

Options outstanding at December 31, 2005	1,039	2,214	5.15 – 23.53	12.60

The following table summarizes information about stock options outstanding at December 31, 2005 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Months)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 5.15 – 10.84	1,072	108	$7.47	445	$8.22
17.00	1,071	94	17.00	1,071	17.00
23.53	71	31	23.53	35	23.53

	2,214	98	12.60	1,551	14.63

Restricted Stock

On November 5, 2003, our Board of Directors approved the 2003 Restricted Incentive Stock Plan, which terminates ten years from the approval date. The restricted stock issuances to persons initially receiving a grant generally vest by December 31, 2008 regardless of when issued. The vesting periods for other grant recipients are at the discretion of the Compensation Committee of the Board of Directors. In subsequent years, participants in the plan may be granted an annual, aggregate amount of up to $1 million of shares, valued at our common stock closing price at the date of grant, at the direction of the Board of Directors. No more than 700,000 shares of common stock may be issued under this plan nor more than $7.5 million of stock may be issued under this plan.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

In fiscal year 2005, there were net forfeitures of 50,478 restricted shares. In 2005, 2004, and 2003, we granted 31,944, 50,636 and 88,353 shares of restricted stock, respectively. Compensation expense related to the issuance of restricted shares was $1.0 million, $0.6 million and nil in 2005, 2004, and 2003, respectively.

Stock Unit Grant Agreement

In 2005 in connection with his employment agreement, our Chief Executive Officer, Mr. Detter was granted 300,000 stock units and $50,000 in value of stock units annually with the first annual grant made upon execution of his employment agreement and subsequent grants on each anniversary. Under the Stock Unit Grant Agreement, the 300,000 unit grant (“Initial Grant”) vests on December 31, 2006 if Mr. Detter is still an employee on that date. The Initial Grant vests upon a change in control event, in the event of Mr. Detter’s death or disability, or if he terminates his employment for good cause or if we terminate his employment without cause.

Annual grants are determined by dividing $50,000 by the fair market value of the common stock on the date of grant. stock units subject to each annual award vest (i) 14.2% on December 31 of the year in which such Annual Award is granted; and (ii) 28.6% on December 31 of each successive year; but all such stock units will vest immediately if the average fair market value of the common stock equals or exceeds $30.00 per share for any consecutive 180 trading-day period if Mr. Detter is still employed by us. In the event of Mr. Detter’s death or disability, or if Mr. Detter terminates his employment for good cause or if we terminate his employment without cause, the annual awards vest.

The stock units are credited to an unfunded account and dividends, if any, paid on Company stock are paid on stock units in additional stock units rather than in cash. stock units credited will be paid out in a single lump sum in an equivalent whole number of shares of common stock. We have discretion to pay stock units attributable to dividend equivalents in cash. Fractional share interests shall be disregarded, but may be cumulated, or, in our discretion, paid in cash. The Initial Grant will be distributed upon the first to occur of: (1) December 31, 2008, (2) termination of employment, (3) disability or (4) a change in control event. Annual awards shall be distributed upon the first to occur of: (1) termination of employment, (2) disability or (3) a change in control event.

Mr. Detter may request an earlier distribution for an unforeseeable emergency. Such distribution is subject to approval by the Compensation Committee and may be made only to the extent necessary to satisfy such emergency (plus amounts necessary to pay taxes reasonably anticipated as a result of the distribution) and only from vested stock units credited to the stock unit account. The number of stock units may be adjusted in the event of certain extraordinary corporate events.

19. COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various noncancelable operating leases for our office facilities, office equipment and vehicles. Future noncancelable lease commitments (excluding any sublease income) as of December 31, 2005, are as follows (in thousands):

2006	$4,623
2007	3,287
2008	2,933
2009	2,336
2010	1,672
2011 and after	8,859

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Rent expense under operating leases was $6.2 million, $6.1 million and $5.4 million (net of $0.6 million, $0.4 million and $0.4 million of sublease income) for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Facility managers are responsible for environmental compliance at each operating location. Audits conducted by our staff assess operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities and waste management. We may also, if circumstances warrant, contract with independent environmental consulting firms to conduct periodic, unscheduled, compliance assessments that focus on unsafe conditions with the potential to result in releases of hazardous substances or petroleum, and that also include screening for evidence of past spills or releases. Our staff includes environmental professionals who develop guidelines and procedures, including periodic audits of our terminals, tank cleaning facilities, and historical operations, in an effort to avoid circumstances that could lead to future environmental exposure.

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

For the Years Ended December 31, 2005, 2004, 2003

As the result of environmental studies conducted at our facilities or third party sites in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation.

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of December 31, 2005 and 2004, respectively, we had reserves in the amount of $17.2 million and $25.6 million, respectively for all environmental matters discussed above.

The activity in the environmental liability reserves is as follows at December 31 (in thousands):

	2005	2004
Reserve at beginning of year	$25,598	$29,160
Payments	(9,089)	(8,234)
Additions	650	4,672

Reserve at end of year	$17,159	$25,598

The balances presented include both long term and current environmental reserves. We expect these environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified on the Consolidated Statements of Operations within the “Selling and administrative” category.

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

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a two mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via in-situ treatment and a local discharge. The treatment facility has been approved and construction started in July, 2005. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate seven acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004 but was delayed due to weather-related issues. Field work was re-started in May 2005 and remediation work is on-going. Additional contamination has been identified. In regard to OU2, USEPA is now requiring a Feasibility Study for

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the in-situ treatment previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated future expenditures to be in the range of $8.6 million to $11.4 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (PADEP) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (OU1), treat contaminated groundwater (OU2), and perform remediation of contaminated soils (OU3) at this former wastewater disposal site. OU1 is complete. PADEP and USEPA had previously been unable to agree on the final interim remedy design for OU2; specifically the discharge location for the treated groundwater. We have projected an interim remedy, which involves the construction of a treatment facility and discharge locally. A preliminary engineering design, which includes a discharge to a local tributary, was submitted in August 2004 to USEPA and PADEP for their review and comment. Agency comments have been received and a final design is being prepared that will be submitted to the agency. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (SVE). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale operation in May 2004. We determined in June 2004 that we would incur increased expense due to the off-site additional contaminated soil that was found to be incompatible with the thermal treatment unit, the increased volume of soil subject to thermal treatment based on an increase in the lateral extent of contamination, and the discovery of buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. This work was completed in early 2005. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We excavated the pond’s three soils into discrete piles and determined the best approach to treat each soil pile. It was determined that most of the soil piles could be treated on-site using SVE as originally planned. However, some modifications to the design will have to be made in order to treat a limited number of soil piles. The SVE phase of the remediation work will begin during the first quarter of 2006. We have estimated future expenditures to be in the range of $2.5 million to $3.1 million.

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

For the Years Ended December 31, 2005, 2004, 2003

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

We have estimated future expenditures for these other owned properties to be in the range of $2.9 million to $3.8 million.

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

We have estimated future expenditures for these other environmental matters to be in the range of $1.6 million to $3.8 million.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

There can be no assurance that additional sites for which we are responsible will not be discovered, nor that violations by us of environmental laws or regulations will not be identified or occur in the future, or that environmental, health and safety laws and regulations will not change in a manner that could impose material costs on us.

Legal Matters

PPI Settlement

We settled two shareholder class action lawsuits and a shareholder derivative demand stemming from previously disclosed irregularities at Power Purchasing, Inc. (“PPI”), a non-core subsidiary. Final court approval of the settlements was granted on October 3, 2005 in the federal action and October 17, 2005 in the state action. The two previously-disclosed class action lawsuits, Meigs v. Quality Distribution, Inc., et al., filed in the United States District Court for the Middle District of Florida, Tampa Division, and Steamfitters Local 449 Pension & Retirement Security Funds v. Quality Distribution, Inc., et al., filed in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, were each filed on behalf of a putative class of shareholders who allegedly purchased our common stock traceable to our November 6, 2003 initial public offering.

No aspect of the settlements constitutes an admission or finding of wrongful conduct, acts, or omissions. In exchange for broad releases from all claims that were or could have been asserted by shareholders in respect of QDI shares, and to eliminate the burden and expense of further litigation, we and our primary directors’ and officers’ liability insurer, on behalf of all defendants, agreed to pay the class $8,150,000, of which $5,875,000 was paid directly by the insurer and the balance of $2,275,000 was paid by us. We also paid approximately $600,000, to the state action plaintiffs’ for attorneys’ fees and expenses. We recorded a pre-tax charge of $2,875,000 in the fourth quarter of 2004 for these settlements. The $8,150,000 and the $600,000 were recorded in “Accrued Expenses” as the PPI class action settlement as of December 31, 2004 and are not reflected in our balance sheet as of December 31, 2005. The $5,875,000 insurance receivable was classified within “Accounts Receivable” as of December 31, 2004, and is not reflected in our balance sheet as of December 31, 2005.

Routine Legal Matters

In addition to the above lawsuits and those items disclosed under Note 19 to our consolidated financial statements contained herein, “Commitments and Contingencies—Environmental Matters,” we are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

20. OTHER TRANSACTIONS WITH RELATED PARTIES

We and Apollo Management have entered into a management agreement dated February 10, 1998 whereby we retained Apollo Management to provide financial and strategic advice. Pursuant to the terms of the management agreement, Apollo Management has agreed at such time to provide financial and strategic services as reasonably requested by our Board of Directors. As consideration for services to be rendered under the management agreement, Apollo Management received an initial fee of $2.0 million on June 9, 1998 and thereafter was to receive an annual fee of $0.5 million until termination of the management agreement. The management agreement could have been terminated upon 30 days written notice by Apollo Management or us to the other party thereto. The agreement was suspended for and no services were rendered in 2004 and 2003, and, therefore, we did not recognize any selling and administrative expense for these services. The management

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

agreement with Apollo Management was terminated effective as of October 7, 2003. In 2005, 2004 and 2003, we provided advisory and consulting services related to the commercial transportation business to Apollo Management and certain of its affiliates. The fee for these services was $0.3 million each year.

Three of our customers (Borden Chemical, Resolution Performance and Resolution Specialty Materials LLP) are controlled by Apollo Management. Revenues from these three customers while under control of Apollo management was $5.5 million, $6.2 million and $5.2 million in 2005, 2004 and 2003, respectively.

A former member of our Board of Directors, who resigned in October 2003, owns a minority interest in a firm that provides information technology services to us. Total amounts paid by us to the firm during 2005, 2004, and 2003 were $0.1 million, $0.2 million and $0.2 million, respectively. We also provided office space in our corporate headquarters to their personnel when they serviced our account.

In August 2001, QDI entered into an agreement to affiliate the facilities in Bridgeport, NJ with a former director/ shareholder. In May 2002 and July 2003, the former director/shareholder opened a new affiliate facility in Elkridge, MD and Torrance, CA, respectively. The former director/shareholder has been operating these locations under the affiliate program. The aggregate 2005, 2004 and 2003 revenue for these operations was $1.0 million, $12.0 million and $13.1 million, respectively. As of December 31, 2005 and 2004, $0.1 million and $0.1 million, respectively, was owed to us in connection with these affiliate operations.

Of the $1.5 million stock subscription receivable (Note 17), $0.2 million relates to current members of management.

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

21. SUBSEQUENT EVENTS (unaudited)

In January 2006, the Company acquired the assets of a transportation company on January 21, 2006, for approximately $3.5 million that is expected to contribute approximately $10.0 million of additional revenue in 2006. We expect to pay an additional $0.5 million, based on defined criteria, for this acquisition during the third quarter of fiscal year 2006.

22. GUARANTOR SUBSIDIARIES

The 9% Senior Subordinated Notes issued by QD LLC and QD Capital and the Senior Floating Interest Rate Subordinated Term Notes due 2006 issued by us are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by all of our direct and indirect domestic subsidiaries, and by QDI. In addition, we have unconditionally guaranteed on a senior subordinated basis the 9% Senior Subordinated Notes. Each of our direct and indirect subsidiaries, including QD LLC, is 100% owned. All non-domestic subsidiaries including Levy Transport, Ltd. are non-guarantor subsidiaries. QD Capital has no material assets or operations.

QD LLC conducts substantially all of its business through and derive virtually all of its income from its subsidiaries. Therefore, its ability to make required principal and interest payments with respect to its

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

indebtedness depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments. The subsidiary guarantors are wholly owned subsidiaries of QD LLC and have fully and unconditionally guaranteed the 9% Senior Subordinated Notes and the Series B Floating Interest Rate Subordinated Term Notes on a joint and several basis.

We have not presented separate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the above-mentioned notes.

The following condensed consolidating financial information for QDI, QD LLC, QD Capital, which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at December 31, 2005 and 2004 and condensed consolidating statements of operations and of cash flows for each of the three years ended December 31, 2005.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Condensed Consolidating Statement of Operations

For the Twelve Months Ended December 31, 2005

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$545,669	$858	$—	$546,527
Other service revenue	—	—	66,556	960	—	67,516
Fuel surcharge	—	—	63,915	118	—	64,033

Total operating revenues	—	—	676,140	1,936	—	678,076
Operating expenses:
Purchased transportation	—	—	471,167	71	—	471,238
Compensation	—	—	62,185	373	—	62,558
Fuel, supplies and maintenance	—	—	35,339	558	—	35,897
Depreciation and amortization	—	—	16,047	667	—	16,714
Selling and administrative			20,300	133		20,433
Insurance claims	—	—	19,183	—	—	19,183
Taxes and Licenses	—	—	2,863	31	—	2,894
Communication and utilities	—	—	7,921	11	—	7,932
(Gain)/loss on disposal of property and equipment	—	—	250	38	—	288
Impairment on property and equipment	—	—	75	—	—	75
PPI class action settlement and related expenses	—	—	1,039	—		1,039

Operating income (loss)	—	—	39,771	54	—	39,825
Interest expense, net	(7)	26,789	331	(401)	—	26,712
Write-off of debt issuance costs		1,110	—		—	1,110
Other (income) expense	—		(55)	(167)	—	(222)

Income (loss) before taxes	7	(27,899)	39,495	622	—	12,225
Income tax (provision) benefit		—	680	(328)		352
Equity in earnings (loss) of subsidiaries	11,866	39,765	—		(51,631)	—

Net income (loss)	$11,873	$11,866	$38,815	$950	$(51,631)	$11,873

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Condensed Consolidating Statement of Operations

For the Twelve Months Ended December 31, 2004

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$516,468	$4,448	$—	$520,916
Other service revenue	—	—	69,703	904	—	70,607
Fuel surcharge	—	—	30,174	318	—	30,492

Total operating revenues	—	—	616,345	5,670	—	622,015
Operating expenses:
Purchased transportation	—	—	419,932	633	—	420,565
Compensation	—	—	57,070	1,632	—	58,702
Fuel, supplies and maintenance	—	—	31,875	1,605	—	33,480
Depreciation and amortization	—	—	21,289	1,204	—	22,493
Selling and administrative			24,293	760		25,053
Insurance claims	—	—	22,631	162	—	22,793
Taxes and licenses	—	—	3,088	153	—	3,241
Communication and utilities	—	—	6,884	61	—	6,945
(Gain)/loss on disposal of property and equipment	—	—	1,370	1,072	—	2,442
Impairment on property and equipment	—	—	2,536	387		2,923
PPI class action settlement and related expenses	—	—	8,314	—		8,314

Operating income (loss)	—	—	17,063	(1,999)	—	15,064
Interest expense, net	3	22,340	1,358	(1,358)	—	22,343
Other (income) expense	—	—	785	72	—	857

Income (loss) before taxes	(3)	(22,340)	14,920	(713)	—	(8,136)
Income tax provision (benefit)	—	—	1,526	895	—	2,421
Equity in earnings (loss) of subsidiaries	(10,554)	11,786	—	—	(1,232)	—

Net income (loss)	$(10,557)	$(10,554)	$13,394	$(1,608)	$(1,232)	$(10,557)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Condensed Consolidating Statement of Operations

For the Twelve Months Ended December 31, 2003

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$472,358	$7,361	$—	$479,719
Other service revenue	—	—	69,181	929	—	70,110
Fuel surcharge	—	—	15,211	400	—	15,611

Total operating revenues	—	—	556,750	8,690	—	565,440
Operating expenses:
Purchased transportation	—	—	359,065	1,238	—	360,303
Compensation	—	—	58,019	2,641	—	60,660
Fuel, supplies and maintenance	—	—	32,568	2,344	—	34,912
Depreciation and amortization	—	—	26,890	1,619	—	28,509
Selling and administrative			15,657	219		15,876
Insurance claims	—	—	31,973	236	—	32,209
Other operating expenses	—	—	13,702	475		14,177

Operating income (loss)	—	—	18,876	(82)	—	18,794
Interest expense, net	64,241	25,543	—	295	—	90,079
Gain on debt extinguishment	(721)	(4,012)	—	—	—	(4,733)
Other (income) expense	—	—	656	(7)	—	649

Income (loss) before taxes	(63,520)	(21,531)	18,220	(370)	—	(67,201)
Income tax provision (benefit)	—	—	(288)	189	—	(99)
Equity in earnings (loss) of subsidiaries	(3,582)	17,949	—	—	(14,367)	—

Net income (loss)	$(67,102)	$(3,582)	$18,508	$(559)	$(14,367)	$(67,102)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Condensed Consolidating Balance Sheet

As of Ended December 31, 2005

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$607	$1,029	$—	$1,636
Accounts receivable, net	—	—	101,346	7	—	101,353
Current maturities of notes receivable from affiliates	—	—	145	—	—	145
Prepaid expenses	—	—	5,336	—	—	5,336
Prepaid tires	—	—	7,319	41	—	7,360
Other	—	—	5,071	17	—	5,088

Total current assets	—	—	119,824	1,094	—	120,918
Property and equipment, net	—	—	113,503	1,696	—	115,199
Assets held-for-sale	—	—	158	—	—	158
Goodwill	—	—	133,138	—	—	133,138
Intangibles, net	—	—	1,165	—	—	1,165
Notes receivable from affiliates, net	—	—	112	—	—	112
Investment in subsidiaries	(22,110)	509,952	—	—	(487,842)	—
Other assets	—	8,509	3,422	—	—	11,931

Total assets	$(22,110)	$518,461	$371,322	$2,790	$(487,842)	$382,621

LIABILITIES, MINORITY INTEREST, SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$115	$—	$—	$1,515
Accounts payable	—	—	16,609	—	—	16,609
Intercompany	—	252,188	(248,730)	(3,458)	—	—
Affiliates and independent owner-operators payable	—	—	11,979	—	—	11,979
Accrued expenses	—	—	22,048	(2)	—	22,046
Environmental liabilities	—	—	8,516	—	—	8,516
Accrued loss and damage claims	—	—	9,598	—	—	9,598
Income taxes payable	—	—	43	173	—	216

Total current liabilities	—	253,588	(179,822)	(3,287)	—	70,479
Long-term indebtedness, less current maturities	—	286,983	618	—	—	287,601
Environmental liabilities	—	—	8,643	—	—	8,643
Accrued loss and damage claims	—	—	25,032	—	—	25,032
Other non-current liabilities	—	—	10,213	—	—	10,213
Deferred tax liability	—	—	—	930	—	930

Total liabilities	—	540,571	(135,316)	(2,357)	—	402,898

Minority interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders’ equity (deficit):
Common stock	359,772	354,963	437,796	7,629	(800,388)	359,772
Treasury stock	(1,042)	—	—	—	—	(1,042)
(Accumulated deficit)/retained earnings	(168,710)	(168,405)	85,869	(2,209)	84,745	(168,710)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(19,079)	(19,079)	(18,860)	(218)	38,157	(19,079)
Stock purchase warrants	54	—	—	—	—	54
Unearned compensation, restricted stock and stock units	(1,975)	—	—	—	—	(1,975)
Stock subscription receivable	(1,541)	—	—	—	—	(1,541)

Total shareholders’ equity (deficit)	(22,110)	(22,110)	504,805	5,147	(487,842)	(22,110)

Total liabilities, minority interest and shareholders’ equity (deficit)	$(22,110)	$518,461	$371,322	$2,790	$(487,842)	$382,621

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Condensed Consolidating Balance Sheet

As of Ended December 31, 2004

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$730	$1,970	$—	$2,700
Accounts receivable, net	—	—	100,755	81	—	100,836
Current maturities of notes receivable from affiliates	—	—	839	—	—	839
Prepaid expenses	—	—	4,845	—	—	4,845
Prepaid tires	—	—	7,446	52	—	7,498
Other	—	—	2,071	—	—	2,071

Total current assets	—	—	116,686	2,103	—	118,789
Property and equipment, net	—	—	114,120	2,420	—	116,540
Assets held-for-sale	—	—	1,170	—	—	1,170
Goodwill	—	—	131,363	—	—	131,363
Intangibles, net	—	—	1,371	—	—	1,371
Notes receivable from affiliates	—	—	402	—	—	402
Investment in subsidiaries	(18,539)	125,334	—	—	(106,795)	—
Other assets	—	8,243	1,420	—	—	9,663

Total assets	$(18,539)	$133,577	$366,532	$4,523	$(106,795)	$379,298

LIABILITIES, MINORITY INTEREST, SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Accounts payable	—	—	14,504	4	—	14,508
Intercompany	15,561	(124,434)	111,333	(2,460)	—	—
Affiliates and independent owner-operators payable	—	—	9,985	(2)	—	9,983
Accrued expenses	—	—	32,931	139	—	33,070
Environmental liabilities	—	—	11,183	—	—	11,183
Accrued loss and damage claims	—	—	33,670	—	—	33,670
Income taxes payable	—	—	1,158	1,393	—	2,551

Total current liabilities	15,561	(123,034)	214,764	(926)	—	106,365
Long-term indebtedness, less current maturities	—	275,150	—	—	—	275,150
Environmental liabilities	—	—	14,415	—	—	14,415
Accrued loss and damage claims	—	—	4,906	—	—	4,906
Other non-current liabilities	—	—	9,557	—	—	9,557
Deferred tax liability	—	—	—	1,172	—	1,172

Total liabilities	15,561	152,116	243,642	246	—	411,565

Minority interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders’ equity (deficit):
Common stock	357,777	369,360	91,908	7,629	(468,897)	357,777
Treasury stock	(743)	—	—	—	—	(743)
(Accumulated deficit)/retained earnings	(180,854)	(180,268)	47,053	(3,159)	136,374	(180,854)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(18,042)	(18,042)	(17,904)	(138)	36,084	(18,042)
Stock purchase warrants	73	—	—	—	—	73
Unearned compensation, restricted stock	(1,077)	—	—	—	—	(1,077)
Stock subscription receivable	(1,645)	—	—	—	—	(1,645)

Total shareholders’ equity (deficit)	(34,100)	(18,539)	121,057	4,277	(106,795)	(34,100)

Total liabilities, minority interest and shareholders’ equity (deficit)	$(18,539)	$133,577	$366,532	$4,523	$(106,795)	$379,298

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Condensed Consolidating Statement of Cash Flows

For the Twelve Months Ended December 31, 2005

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$11,873	$11,866	$38,815	$950	$(51,631)	$11,873
Adjustments for non-cash charges	(11,873)	(38,649)	20,509	667	51,631	22,285
Net changes in assets and liabilities	—	2,119	(26,645)	(1,572)	—	(26,098)
Intercompany activity	—	24,664	(23,666)	(998)	—	—

Net cash provided by (used in) operating activities	—	—	9,013	(953)	—	8,060

Cash flows from investing activities:
Capital expenditures	—	—	(14,863)	(13)	—	(14,876)
Acquisition of business assets			(4,466)			(4,466)
Proceeds from sales of property and equipment	—	—	4,813	25	—	4,838
Other	—	—	(580)	—	—	(580)

Net cash (used in)/provided by investing activities	—	—	(15,096)	12	—	(15,084)

Cash flows from financing activities:
Net proceeds on revolver	—	4,400	—	—	—	4,400
Net proceeds from issuance of long-term debt	—	7,200	—	—	—	7,200
Deferred financing fees	—	(3,231)	—	—	—	(3,231)
Other	—		(2,511)	—	—	(2,511)
Intercompany activity	—	(8,369)	8,369	—	—	—

Net cash provided by (used in) financing activities	—	—	5,858	—	—	5,858

Net increase in cash and cash equivalents	—	—	(225)	(941)	—	(1,166)
Effect of exchange rate changes on cash	—	—	102	—	—	102
Cash and cash equivalents, beginning of period	—	—	730	1,970	—	2,700

Cash and cash equivalents, end of period	$—	$—	$607	$1,029	$—	$1,636

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Condensed Consolidating Statement of Cash Flows

For the Twelve Months Ended December 31, 2004

Before Reconsolidation

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated	As reported Per F/S
Cash flows from operating activities:
Net income (loss)	$(10,557)	$(10,554)	$13,394	$(1,608)	$(1,232)	$(10,557)	$(10,557)
Adjustments for non-cash charges	10,557	(11,786)	30,190	2,669	1,232	32,862	32,862
Net changes in assets and liabilities	—	2,964	(15,053)	5,251	—	(6,838)	(6,838)
Intercompany activity	—	19,376	(17,593)	(1,783)	—	—	—

Net cash provided by operating activities	—	—	10,938	4,529	—	15,467	15,467

Cash flows from investing activities:
Capital expenditures	—	—	(9,876)	(40)	—	(9,916)	(9,916)
Acquisition of tank wash assets	—	—	(781)	—	—	(781)	(781)
Proceeds from sales of property and equipment	—	—	1,652	1,442	—	3,094	3,094

Net cash (used in)/provided by investing activities	—	—	(9,005)	1,402	—	(7,603)	(7,603)

Cash flows from financing activities:
Net payments on revolver	(5,000)	3,800	—	—	—	(1,200)	(1,200)
Net principal payments of long-term debt	—	(1,759)	—	—	—	(1,759)	(1,759)
Deferred financing fees	—	(1,241)	—	—	—	(1,241)	(1,241)
Other	—	—	(1,870)	—	—	(1,870)	(1,870)
Intercompany activity	5,000	(800)	(4,200)	—	—	—	—

Net cash provided by (used in) financing activities	—	—	(6,070)	—	—	(6,070)	(6,070)

Net increase in cash and cash equivalents	—	—	(4,137)	5,931	—	1,794	1,794
Effect of exchange rate changes on cash	—	—	(187)	138	—	(49)	(49)
Cash and cash equivalents, beginning of period	—	—	705	250	—	955	955

Cash and cash equivalents, end of period	$—	$—	$(3,619)	$6,319	$—	$2,700	$2,700

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2004, 2003

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2003

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(67,102)	$(3,582)	11,450	(559)	$(7,309)	$(67,102)
Adjustments for non-cash charges	67,102	3,582	13,202	2,147	7,309	93,342
Changes in assets and liabilities	—	—	(734)	(8,157)	—	(8,891)

Net cash provided by operating activities	—	—	23,918	(6,569)	—	17,349

Cash flows from investing activities:
Capital expenditures	—	—	(8,168)	(724)	—	(8,892)
Acquisition of competitor’s line of business	—	—	(6,100)	—	—	(6,100)
Proceeds from sales of property and equipment	—	—	1,664	947	—	2,611
Other	—	—	—	—	—	—

Net cash used in investing activities	—	—	(12,604)	223	—	(12,381)

Cash flows from financing activities:
Net payments on revolver		(14,730)	—		—	(14,730)
Proceeds from issuance of long-term debt		264,650	—		—	264,650
Payment of debt obligations	(14,846)	(343,626)		(3,730)	—	(362,202)
Deferred financing fees	—	(12,923)	—	—	—	(12,923)
Net proceeds from stock issuance	120,638	—	—	—	—	120,638
Other stock transactions		(22)	—	—	—	(22)
Other			(144)	—	—	(144)
Net change in intercompany balances	(105,792)	106,651	(11,648)	10,789	—	—

Net cash used in financing activities	—	—	(11,792)	7,059	—	(4,733)

Net increase in cash	—	—	(478)	713	—	235
Effect of exchange rate changes on cash	—	—	899	(840)	—	59
Cash, beginning of period	—	—	284	377	—	661

Cash, end of period	$—	$—	$705	$250	—	$955

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Quality Distribution, Inc. dated November 5, 2003. Incorporated herein by reference to Exhibit No. 3.1 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

3.2	Amended and Restated Bylaws of Quality Distribution. Inc. dated June 28, 2005. Incorporated herein by reference to Exhibit No. 3.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2005 (Registration No. 333-108344).

3.3	Articles of Amendment, dated June 28, 2005 to Amended and Restated Articles of Incorporation of Quality Distribution, Inc. dated November 5, 2003. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 28, 2005.

4.1	Credit Agreement, dated as of November 13, 2003, between Quality Distribution, Inc., Quality Distribution, LLC, the lenders party thereto and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.2	Security Agreement dated as of November 13, 2003, among Quality Distribution, LLC, various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as collateral agent. Incorporated herein by reference to Exhibit 4.2 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.3	U. S. Pledge Agreement dated as of November 13, 2003, among Quality Distribution, LLC, various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as collateral agent and pledgee. Incorporated herein by reference to Exhibit 4.3 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.4	Subsidiaries Guaranty dated as of November 13, 2003, among various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 4.4 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.5	Indenture, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the Guarantors named therein and The Bank of New York as Trustee. Incorporated herein by reference to Exhibit 4.5 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.6	Form of Exchange Note for Quality Distribution, LLC’s 9% Senior Subordinated Notes due 2010 (included as Exhibit B to Exhibit 4.5).

4.7	Registration Rights Agreement, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the subsidiaries of Quality Distribution, LLC set forth on Annex I thereto and The Bank of New York. Incorporated herein by reference to Exhibit 4.7 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.8	Indenture, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, the Guarantors named therein and The Bank of New York Trust Company, N.A. as Trustee. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

4.9	Form of Exchange Note for Quality Distribution, LLC’s Senior Floating Rate Notes due 2012 (included as Exhibit B to Exhibit 4.8).

Exhibit No.	Description
4.10	Registration Rights Agreement, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, and the subsidiaries of Quality Distribution, LLC set forth on Annex I thereto. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

4.11	First Amendment and Consent to Credit Agreement and Intercompany Subordination Agreement, dated as of January 20, 2005, between Quality Distribution, Inc., Quality Distribution, LLC, various subsidiaries of Quality Distribution, LLC, the lenders party thereto and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 28, 2005.

10.1	Amended and Restated Shareholders’ Agreement, dated as of February 10, 1998, among MTL, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 4.13 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.2	Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated herein by reference to Exhibit No. 4.14 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.3	Amendment No. 1, dated as of April 2, 2002, to the Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated herein by reference to Exhibit No. 10.3 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.4	Second Amended and Restated Registration Rights Agreement, dated as of August 28, 1998, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., QDI and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 10.4 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.5	Agreement, dated as of May 30, 2002, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., QDI and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 10.5 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.6	1998 Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.1 to Quality Distribution, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 (Registration No. 333-66711).

10.7 #	Employment Agreement, dated November 8, 1999, between Quality Distribution, Inc. and Thomas L. Finkbiner. Incorporated herein by reference to Exhibit No. 10.3 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.8 #	Employment Agreement, dated June 3, 2004, between Quality Distribution, Inc. and Virgil T. Leslie. Incorporated herein by reference to Exhibit No. 10.1 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.

Exhibit No.	Description
10.9 #	Employment Agreement, dated June 23, 1998, between Quality Distribution, Inc. and Dennis R. Copeland. Incorporated herein by reference to Exhibit No. 10.7 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.10 #	Promissory Note, dated November 8, 1999, issued by Thomas L. Finkbiner to Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.14 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.11 #	Pledge Agreement, dated November 8, 1999, between Thomas L. Finkbiner and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.15 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.12 #	Stock Option Agreement, dated November 8, 1999, between Thomas L. Finkbiner and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.16 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.13	Limited Recourse Secured Promissory Note, dated June 9, 1998, issued by Marvin Sexton to Quality Distribution, Inc. and corresponding pledge agreement. Incorporated herein by reference to Exhibit No. 10.11 to Quality Distribution, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 (Registration No. 333-66711).

10.14	Contribution Agreement dated May 30, 2002, between Quality Distribution, LLC and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.26 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.15	Lock-Up Agreement, dated as of April 10, 2002, and Amendment No. 1 thereto dated as of May 30, 2002, among Quality Distribution, Inc., ARES Leveraged Investment Fund, L.P. and ARES Leveraged Investment Fund II, L.P. Incorporated herein by reference to Exhibit No. 10.27 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.16	Lock-Up and Purchase Agreement, dated as of April 10, 2002, among Quality Distribution, Inc., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P. and Apollo (U.K.) Partners III, L.P. Incorporated herein by reference to Exhibit No. 10.28 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.17	Lock-up Agreement, dated as of April 10, 2002, among Quality Distribution, Inc. and the members of management listed on the signature page thereto. Incorporated herein by reference to Exhibit No. 10.29 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.18	Warrant Agreement (including form of warrant certificate), dated as of May 30, 2002, between Quality Distribution, Inc. and The Bank of New York. Incorporated herein by reference to Exhibit 10.32 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003 (Registration No. 333-108344).

10.19 #	Form of Stock Option Agreement Under Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.34 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

Exhibit No.	Description
10.20 #	Form of Restricted Award Agreement Under Restricted Stock Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.36 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.21 #	Employment Agreement dated August 3, 2004 between Quality Distribution, Inc. and Robert J. Millstone. Incorporated by reference to Exhibit 10.27 to Quality Distribution, LLC’s Amendment No. 3 to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 21, 2004 (Registration No. 333-114485).

10.22 #	Term sheet dated September 14, 2004 entered into by Quality Distribution, Inc. with respect to Richard B. Marchese’s employment. Incorporated herein by reference to Exhibit 99.2 to Quality Distribution, Inc.’s Current Report on Form 8-K on September 14, 2004.

10.23 #	Employment Agreement dated November 3, 2004 between Quality Distribution, Inc. and Gary Enzor. Incorporated herein by reference to Exhibit 99.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 8, 2004.

10.24 #	Employment Agreement dated November 4, 2004 between Quality Distribution, Inc. and Timothy Page. Incorporated herein by reference to Exhibit 99.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 8, 2004.

10.25 #	Summary of the terms of the Quality Distribution, Inc. 2005 Compensation Bonus Plan. Incorporated herein by reference to Exhibit 99.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 7, 2005.

10.26 #	Quality Distribution, Inc. Deferred Compensation Plan dated as of January 1, 2001. Incorporated herein by reference to Exhibit 10.33 Quality Distribution, Inc.’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 13, 2005.

10.27 #	Quality Distribution, Inc. Key Employee Deferred Compensation Plan dated as of January 1, 2005. Incorporated herein by reference to Exhibit 10.34 Quality Distribution, Inc.’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 13, 2005.

10.28 #	Quality Distribution, Inc. 2003 Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 13, 2005.

10.29 #	Quality Distribution, Inc. 2003 Restricted Stock Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 13, 2005.

10.30 #	Form of Form of Non Qualified Stock Option Agreement. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 6, 2005.

10.31 #	Employment agreement dated June 6, 2005 between Quality Distribution, Inc. and Thomas L. Finkbiner. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 6, 2005.

10.32 #	Employment agreement dated June 5, 2005 between Quality Distribution, Inc. and Gerald L. Detter. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 6, 2005.

10.33 #	2005 Restricted Stock Unit Grant Agreement, dated as of June 5, 2005 between Quality Distribution, Inc. and Gerald L. Detter. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 6, 2005.

21.1	Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit No. 21.1 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 6, 2003 (Registration No. 333-108344).

Exhibit No.	Description
24*	Powers of Attorney

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13(a) – 14(a).

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Document is filed with this Form 10-K
#	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b)