Form 10-Q
period 2006-03-31
QUALITY DISTRIBUTION INC
filed 2006-05-09
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

As of May 1, 2006, the registrant had 19,061,412, outstanding shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Quality Distribution, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited — in 000’s, Except Per Share Amounts)

	Three Months Ended March 31,
	2006	2005
OPERATING REVENUES
Transportation	$142,312	$133,214
Other service revenue	18,104	16,854
Fuel surcharge	18,334	11,070

Total operating revenues	178,750	161,138

OPERATING EXPENSES
Purchased transportation	121,581	110,983
Compensation	17,881	14,575
Fuel, supplies and maintenance	10,943	7,157
Depreciation and amortization	3,937	4,453
Selling and administrative	5,265	6,271
Insurance claims	3,884	3,802
Taxes and licenses	790	617
Communication and utilities	2,548	2,056
Gain on disposal of property and equipment	(157)	(28)
PPI class action settlement and related expenses	—	509

Total operating expenses	166,672	150,395

Operating income	12,078	10,743
Interest expense, net	7,134	6,313
Write-off of debt issuance costs	—	1,110
Other (income)/expense	(138)	33

Income before income taxes	5,082	3,287
Provision for income taxes	(602)	(371)

Net income attributable to common shareholders	$4,480	$2,916

PER SHARE DATA
Net income per common share
Basic	$0.24	$0.15

Diluted	$0.23	$0.15

Weighted average number of shares
Basic	18,963	18,929

Diluted	19,515	19,302

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc and Subsidiaries

Consolidated Balance Sheets

(In 000’s)

Unaudited

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,000	$1,636
Accounts receivable, net	102,314	101,353
Current maturities of notes receivable from affiliates	126	145
Prepaid expenses	8,376	5,336
Prepaid tires	7,647	7,360
Other	10,577	4,872

Total current assets	131,040	120,702
Property and equipment, net	115,108	115,199
Assets held-for-sale	147	158
Goodwill	133,593	133,138
Intangibles, net	1,116	1,165
Notes receivable from affiliates, net	79	112
Other assets	11,429	11,931

Total assets	$392,512	$382,405

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$1,516	$1,515
Accounts payable	11,983	16,609
Affiliates and independent owner-operators payable	14,661	11,979
Accrued expenses	26,364	22,046
Environmental liabilities	6,685	8,516
Accrued loss and damage claims	9,657	9,598

Total current liabilities	70,866	70,263
Long-term indebtedness, less current maturities	292,001	287,601
Environmental liabilities	8,643	8,643
Accrued loss and damage claims	25,032	25,032
Other non-current liabilities	10,176	10,213
Deferred tax liability	792	930

Total liabilities	407,510	402,682

Commitments and contingencies (Note 7)
Minority interest in subsidiary	1,833	1,833

SHAREHOLDERS’ DEFICIT
Common stock, no par value; 29,000 shares authorized; 19,133 issued at March 31, 2006 and 19,123 issued at December 31, 2005	358,526	359,772
Treasury stock, 74 and 93 shares at March 31, 2006 and December 31, 2005	(766)	(1,042)
Accumulated deficit	(164,506)	(168,710)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(19,005)	(19,079)
Stock purchase warrants	50	54
Unearned compensation, restricted stock and stock units	—	(1,975)
Stock subscriptions receivable	(1,541)	(1,541)

Total shareholders’ deficit	(16,831)	(22,110)

Total liabilities, minority interest and shareholders’ deficit	$392,512	$382,405

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss

For the Three Months Ended March 31, 2006 and 2005

Unaudited (In 000’s)

	Comprehensive Income (Loss)	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Unearned Compensation Restricted Stock	Stock Subscription Receivables	Total Shareholders’ Deficit
Balance, December 31, 2004		19,152	73	$357,777	$(743)	$(180,854)	$(189,589)	$(18,042)	$73	$(1,077)	$(1,645)	$(34,100)
Net income	$2,916	—	—	—	—	2,916	—	—	—	—	—	2,916
Issuance of restricted stock		14	(14)	120	—	—	—	—	—	(120)	—	—
Amortization of restricted stock		—	—	—	—	—	—	—	—	133	—	133
Forfeiture of restricted stock		(1)	1	(17)	—	—	—	—	—	17	—	—
Stock warrant exercise		—	—	—	—	—	—	—	—	—	—	—
Payment of stock subscriptions receivable		—	—	—	—	—	—	—	—	—	76	76
Acquisition of treasury stock		—	—	—	—	—	—	—	—	—	—	31
Amortization of below market options		—	—	31	—	—	—	—	—	—	—	—
Translation adjustment, net of a deferred tax provision of nil	1	—	—	—	—	—	—	1	—	—	—	1
Pension plan minimum liability, net of a deferred tax benefit of nil	—	—	—	—	—	—	—	—	—	—	—	—

Balance, March 31, 2005	$2,917	19,165	60	$357,911	$(743)	$(177,938)	$(189,589)	$(18,041)	$73	$(1,047)	$(1,569)	$(30,943)

Balance, December 31, 2005		19,123	93	$359,772	$(1,042)	$(168,710)	$(189,589)	$(19,079)	$54	$(1,975)	$(1,541)	$(22,110)

Net income	$4,480	—	—	—	—	4,480	—	—	—	—	—	4,480
Reclass of Unearned Compensation Restricted Stock	—	—	—	(1,975)	—	—	—	—	—	1,975	—	—
Issuance of restricted stock			(19)		276	(276)	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	94	—	—	—	—	—	—	—	94
Amortization of restricted stock units	—	—	—	362	—	—	—	—	—	—	—	362
Amortization of below market options	—	—	—	31	—	—	—	—	—	—	—	31
Amortization of stock options	—	—	—	238	—	—	—	—	—	—	—	238
Stock warrant exercise	—	10	—	4	—	—	—	—	(4)	—	—	—
Acquisition of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—
Payment of stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—
Translation adjustment, net of a deferred tax provision of nil	74	—	—	—	—	—	—	74	—	—	—	74
Pension plan minimum liability, net of a deferred tax benefit of nil	—	—	—	—	—	—	—	—	—	—	—	—

Balance, March 31, 2006	$4,554	19,133	74	$358,526	$(766)	$(164,506)	$(189,589)	$(19,005)	$50	$—	$(1,541)	$(16,831)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited — In 000’s)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,480	$2,916
Adjustments to reconcile to net cash and cash equivalents used in operating activities:
Depreciation and amortization	3,937	4,453
Bad debt expense	(420)	633
Foreign currency transaction loss	75	11
Gain on disposal of property and equipment	(157)	(28)
Write-off of deferred financing costs	—	1,110
Stock based compensation	725	164
Amortization of deferred financing costs	454	445
Amortization of bond discount	61	51
Minority dividends	36	36
Changes in assets and liabilities:
Accounts and other receivables	(541)	(6,600)
Notes receivable from affiliates	52	94
Prepaid expenses	(3,040)	(3,206)
Prepaid tires	(287)	(385)
Other assets	(5,772)	(981)
Accounts payable and accrued expenses	(3,945)	(133)
Environmental liabilities	(1,831)	(73)
Accrued loss and damage claims	59	(3,626)
Affiliates and independent owner-operators payable	2,682	4,270
Other liabilities	(36)	(63)

Net cash used in operating activities	(3,468)	(912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,309)	(2,623)
Acquisition of business assets	(3,414)	—
Proceeds from sales of property and equipment	2,633	799

Net cash used in investing activities	(4,090)	(1,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt and capital lease obligations	—	83,300
Principal payments on long-term debt and capital lease obligations	(378)	(77,850)
Proceeds from revolver	58,200	28,300
Payments on revolver	(53,500)	(34,100)
Deferred financing costs	—	(2,759)
Change in book overdraft	3,637	4,093
Minority dividends	(36)	(36)
Other stock transactions	—	76

Net cash provided by financing activities	7,923	1,024

Net increase / (decrease) in cash and cash equivalents	365	(1,712)
Effect of exchange rate changes on cash	(1)	3
Cash and cash equivalents, beginning of year	1,636	2,700

Cash and cash equivalents, end of period	$2,000	$991

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

In this quarterly report, unless the context otherwise requires or indicates, (i) the terms “the Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, and (iii) the term “QD Capital” refers to our wholly owned subsidiary, QD Capital Corporation, a Delaware corporation.

We are engaged primarily in truckload transportation of bulk chemicals in North America with a significant portion of our business conducted through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into one year renewable contracts with us. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from us. Owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with owner-operators may be terminated by either party on short notice. We charge affiliates and third parties for the use of tractors and trailers as necessary and occasionally sell them or lease them tractors. In exchange for the services rendered, affiliates and owner-operators are normally paid a percentage of the revenues generated for each load hauled.

Our accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2005, including the consolidated financial statements and accompanying notes. Certain prior period amounts have been reclassified to conform to the current year presentation.

Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The January 2006 adoption of SFAS No. 154 had no material affect on our financial position, results of operations or cashflows.

Prior to the January 1, 2006 adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price generally equaled the market price on the date of grant, no compensation expense was normally recognized for Company-issued stock options. As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements.

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

fair value estimated in accordance with the provisions of SFAS 123R. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period. See Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.

Acquisition of Business

We acquired the business of a transportation company on January 21, 2006, for approximately $3.4 million. We expect to pay an additional $0.5 million, based on defined criteria, for this acquisition during the third quarter of fiscal year 2006.

Goodwill and Intangible Assets

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

Our goodwill assets as of March 31, 2006 and December 31, 2005 were $133.6 million and $133.1 million, respectively. Goodwill increased $0.5 million due to the purchase of a business in January 2006.

Intangible Assets

Net intangible assets consist of a $0.9 million intangible pension plan asset and $0.2 million in total of non-compete agreements with remaining lives of 3 years, customer lists and customer contracts acquired from a competitor with lives of 5 years. Accumulated amortization of the remaining non-pension intangible assets was $0.2 million and $0.2 million at March 31, 2006 and December 31, 2005, respectively. The gross amount of intangible assets at March 31, 2006 and December 31, 2005 was $1.4 million.

Amortization expense for the non-pension intangible assets for the three months ended March 31, 2006 and 2005 was less than $0.1 million in all periods.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

2. Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net income	$4,480	$2,916
Other comprehensive income:
Foreign currency translation adjustments	74	1

Comprehensive income	$4,554	$2,917

3. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per earnings per share computations follows:

	Three months ended
	March 31, 2006			March 31, 2005
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
(In 000’s except pershare amounts)

Basic income available to common shareholders:
Net earnings	$4,480	18,963	$.24	$2,916	18,929	$.15

Effect of dilutive securities:
Stock options		167			188
Unvested restricted stock		51			14
Stock units		181			—
Stock warrants		153			171

Diluted income available to common shareholders:
Net earnings	$4,480	19,515	$.23	$2,916	19,302	$.15

The effect of our stock options, restricted stock, stock units and stock warrants which represent the shares shown in the table above are included in the computation of diluted earnings per share for the three month periods ended March 31, 2006 and 2005.

The following securities were not included in the calculation of diluted EPS because such inclusion would be anti-dilutive:

	Three Months ended March 31,
	2006	2005
(in 000’s)
Stock options	1,173	1,708
Unvested Restricted Stock	—	58

4. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares, and stock units may be granted to employees and non-employee directors.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of four years. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123.

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the quarter ended March 31, 2006 on income before income taxes and net income was $0.2 million and $0.2 million, respectively, and $0.01 and $0.01 on basic and diluted earnings per share, respectively. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows. Upon the adoption of SFAS 123R, any excess tax benefits for those options will be classified as financing cash inflows and operating cash outflows.

The table below reflects net income and basic and diluted net income per share for the first quarter of fiscal 2005, had we applied the fair value recognition provisions of SFAS 123R (in thousands, except per share data):

Three months ended March 31, 2005
Net income	$2,916
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of nil for all periods	(380)
Restricted stock compensation expense and stock option expense included in net income (loss) attributable to common stockholders as reported	164

Pro forma net income attributable to common stockholders	$2,700

Income per common share:
As reported – basic	$0.15

Pro forma – basic	$0.14

As reported – diluted	$0.15

Pro forma – diluted	$0.14

Pro forma disclosure for the quarter ended March 31, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

The pro forma fair value of options granted during the first three months of 2006 and 2005 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2006, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the near future. The Black-Scholes model was used with the following assumptions:

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

	2006	2005
Risk free rate	4.3%	3.7%
Expected life	4 years	6 years
Volatility	71.3%	64.0%
Expected dividend	nil	nil

As of March 31, 2006, we have three stock-based compensation plans. There is also an agreement to issue stock units which applies solely to Mr. Detter, our Chief Executive Officer. During the three months ending March 31, 2006, we recognized compensation expense of approximately $269,000 for all options, approximately $94,000 for all restricted stock and approximately $362,000 for all restricted stock units. During the three months ending March 31, 2005, we recognized compensation expense of approximately $31,000 for all options and approximately $133,000 for all restricted stock. All stock-based compensation expense is classified within “Compensation” on the Consolidated Statement of Operations.

There were no modifications to stock option awards during 2006. The remaining unrecognized compensation cost related to unvested option awards at March 31, 2006 is $3.2 million and the weighted-average period of time over which this cost will be recognized is 3.4 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. There was no exercise of options in the first quarter of 2006.

Due to the issuance of stock options, representing 200,000 shares to an executive who joined us in November 2004, we recognized $31,000 of compensation expense for the three months ended March 31, 2006 and will recognize approximately $219,000 of compensation expense over the next 21 months.

We issued options for 417,500 shares on January 3, 2006 with an exercise price of $7.94. The total compensation that will be recognized over four years for these options is approximately $1.9 million. We also issued 18,890 shares of restricted stock to certain directors as part of their annual compensation package. We will recognize approximately $150,000 as compensation over four years.

2003 Stock Option Plan

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Stock option activity for the 2003 Stock Plan for the quarter ended March 31, 2006 is as follows (in thousands, except per share data):

	Number of Shares Available	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(in years)	Aggregate Intrinsic Value (in thousands) (a)
Options outstanding at December 31, 2005	733	2,143	12.60

2006 option activity:
Additional shares reserved	475
Granted	(417)	417	7.94
Canceled	2	(2)	17.00

Options outstanding at March 31, 2006	793	2,558	11.76	8.45	8,018

Options exercisable at March 31, 2006		1,586	14.47	7.95	2,333

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of March 31, 2006, exceeds the exercise price of the option.

As of March 31, 2006, total unrecognized stock-based compensation expense for the 2003 Stock Plan related to nonvested stock options was approximately $3.2 million, which is expected to be recognized over a weighted average period of approximately 3.4 years.

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

Stock option activity for the 1998 Stock Plan for the quarter ended March 31, 2006 is as follows (in thousands, except per share data):

	Number of Shares Available	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(in years)	Aggregate Intrinsic Value (in thousands) (a)
Options outstanding at December 31, 2005	306	71	23.00

2006 option activity:
Granted	—	—	—
Canceled	—	—	—

Options outstanding at March 31, 2006	306	71	23.00	4.0	—

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of March 31, 2006, exceeds the exercise price of the option.

As of March 31, 2006, there was no unrecognized stock-based compensation expense for the 1998 Stock Plan related to nonvested stock options.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Restricted Incentive Stock Plan

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

In the first quarter of fiscal year 2006, we vested 2,622 shares of restricted stock with a fair value of $34,000 and granted 18,890 shares of restricted stock for which we will recognize $150,000 of total compensation expense over four years. Compensation expense for the first quarter related to the issuance of restricted shares was $94,000 and $133,000 in 2006 and 2005, respectively.

As of March 31, 2006, total unrecognized stock-based compensation expense for the Restricted Stock Plan was approximately $432,000, which is expected to be recognized over a weighted average period of approximately 3.2 years. We recognize compensation for restricted stock based on Financial Interpretation Number 28.

Stock Unit Grant Agreement

In 2005 in connection with his employment agreement, our Chief Executive Officer, Gerald L. Detter, was granted 300,000 stock units and $50,000 in value of stock units annually with the first annual grant made upon execution of his employment agreement and subsequent grants on each anniversary. Under the Stock Unit Grant Agreement, the 300,000 unit grant (“Initial Grant”) vests on December 31, 2006 if Mr. Detter is still an employee on that date.

Annual grants are determined by dividing $50,000 by the fair market value of the common stock on the date of grant. Stock units subject to each annual award vest (i) 14.2% on December 31 of the year in which such Annual Award is granted; and (ii) 28.6% on December 31 of each successive year.

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

As of March 31, 2006, total unrecognized stock-based compensation expense for the Stock Unit Grant Agreement was approximately $1.1 million, which is expected to be recognized over a weighted average period of approximately 0.8 years. We recognize compensation for the stock unit grant agreement on a straight-line basis.

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

We use a December 31st measurement date for both of our plans.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The components of net periodic pension cost are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Service cost	$64	$68
Interest cost	675	670
Prior service cost	23	23
Amortization	148	256
Expected return on plan assets	(768)	(704)

Net periodic pension cost	$142	$313

We have contributed $0.4 million to our pension plans during the three months ended March 31, 2006, and expect to contribute $2.0 million during the remainder of 2006.

6. Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31, 2006
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$166,945	$11,805	$—	$178,750
Operating income	10,352	1,726	—	12,078
Depreciation and Amortization	3,494	443	—	3,937
Capital Expenditures	6,723	—	—	6,723

	As of March 31, 2006
Identifiable Assets	382,572	9,940	—	392,512

	Three Months Ended March 31, 2005
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$149,325	$11,813	$—	$161,138
Operating income	9,035	1,708	—	10,743
Depreciation and Amortization	3,965	488	—	4,453
Capital Expenditures	2,623	—	—	2,623

	As of December 31, 2005
Identifiable Assets	371,670	10,735	—	382,405

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

7. Commitments and Contingencies

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of March 31, 2006 and December 31, 2005, we had reserves in the amount of $15.3 million and $17.2 million, respectively, for all environmental matters discussed above.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The activity in the environmental liability reserves is as follows at March 31, 2006 (in thousands):

2006
Reserve at beginning of year	$17,159
Payments	(2,431)
Additions	600

Reserve at end of period	$15,328

We increased our environmental reserves by $0.6 million due to developments at our Bridgeport, New Jersey OU3 site. The balances presented include both long term and current environmental reserves. We expect these environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified on the Consolidated Statements of Operations within the “Selling and administrative” category.

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

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a two mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via in-situ treatment and a local discharge. The treatment facility has been approved and construction started in July, 2005. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate seven acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004 but was delayed due to weather related issues. Field work was re-started in May 2005 and remediation work is on-going. Additional contamination has been identified since December 31, 2006. In regard to OU2, USEPA is now requiring a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the in-situ treatment previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated expenditures to be in the range of $7.4 million to $10.2 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (PADEP) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (OU1), treat contaminated groundwater (OU2), and perform remediation of contaminated soils (OU3) at this former wastewater disposal site. OU1 is complete. PADEP and USEPA had previously been unable to agree on the final interim remedy design for OU2; specifically, the discharge location for the treated groundwater. We have projected an interim remedy, which involves the construction of a treatment facility and discharge locally. A preliminary engineering design, which includes a discharge to a local tributary, was submitted in August 2004 to USEPA and PADEP for their review and comment. Agency comments have been received and a final design has been submitted to the agency and is pending final approval. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (SVE). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale operation in May 2004. We determined in June 2004 that we would incur increased expense due to the off-site

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

additional contaminated soil that was found to be incompatible with the thermal treatment unit, the increased volume of soil subject to thermal treatment based on an increase in the lateral extent of contamination, and the discovery of buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. This work was completed in early 2005. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We excavated the pond’s three soils into discrete piles and determined the best approach to treat these soil piles. It was determined that most of the soil piles could be treated on site using SVE as originally planned. However, some modifications to the design will have to be made in order to treat a limited number of soil piles. We have estimated expenditures to be in the range of $2.1 million to $3.1 million.

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

We have estimated expenditures for these other owned properties to be in the range of $2.5 million to $3.8 million.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

We have estimated expenditures for these other environmental matters to be in the range of $1.4 million to $3.8 million.

Routine Legal Matters

Other than reported in this Note and in the “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005 and in “Note 19. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K, we are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

8. Guarantor Subsidiaries

The 9% Senior Subordinated Notes issued by QD LLC and QD Capital and the Senior Floating Interest Rate Subordinated Term Notes due 2010 issued by us are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by all of our direct and indirect domestic subsidiaries, and by QDI. In addition, we have unconditionally guaranteed on a senior subordinated basis the 9% Senior Subordinated Notes. Each of our direct and indirect subsidiaries, including QD LLC, is 100% owned. All non-domestic subsidiaries including Levy Transport, Ltd. are non-guarantor subsidiaries. QD Capital has no material assets or operations.

QD LLC conducts substantially all of its business through and derives virtually all of its income from its subsidiaries. Therefore, its ability to make required principal and interest payments with respect to its indebtedness depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments. The subsidiary guarantors are wholly owned subsidiaries of QD LLC and have fully and unconditionally guaranteed the 9% Senior Subordinated Notes and the Series B Floating Interest Rate Subordinated Term Notes on a joint and several basis.

The following condensed consolidating financial information for QDI, QD LLC, QD Capital (which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at March 31, 2006 and December 31, 2005 and condensed consolidating statements of operations and of cash flows for each of the three months ended March 31, 2006 and March 31, 2005.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2006

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$142,312	$—	$—	$142,312
Other service revenue	—	—	17,826	278	—	18,104
Fuel surcharge	—	—	18,334	—	—	18,334

Total operating revenues	—	—	178,472	278	—	178,750
Operating expenses:
Purchased transportation	—	—	121,581	—	—	121,581
Compensation	—	—	17,881	—	—	17,881
Fuel, supplies and maintenance	—	—	10,931	12	—	10,943
Depreciation and amortization	—	—	3,763	174	—	3,937
Selling and administrative	—	—	5,157	108	—	5,265
Insurance claims	—	—	3,884	—	—	3,884
Taxes and Licenses	—	—	790	—	—	790
Communication and utilities	—	—	2,548	—	—	2,548
(Gain)/loss on disposal of property and equipment	—	—	(157)	—	—	(157)
PPI class action settlement and related expenses	—	—	—	—	—	—

Operating income (loss)	—	—	12,094	(16)	—	12,078
Interest expense, net	—	7,237	20	(123)	—	7,134
Write-off of debt issuance costs	—	—	—	—	—	—
Other (income) expense	—	—	(138)	—	—	(138)

Income (loss) before taxes	—	(7,237)	12,212	107	—	5,082
Income tax (provision) benefit	—	615	(1,221)	4	—	(602)
Equity in earnings (loss) of subsidiaries	4,480	11,102	—	—	(15,582)	—

Net income (loss)	$4,480	$4,480	$10,991	$111	$(15,582)	$4,480

Consolidating Statements of Operations

Three Months Ended March 31, 2005

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$132,815	$399	$—	$133,214
Other service revenue	—	—	16,629	225	—	16,854
Fuel surcharge	—	—	11,020	50	—	11,070

Total operating revenues	—	—	160,464	674	—	161,138

Operating expenses:
Purchased transportation	—	—	110,952	31	—	110,983
Compensation	—	—	14,406	169	—	14,575
Fuel, supplies and maintenance	—	—	6,936	221	—	7,157
Depreciation and amortization	—	—	4,283	170	—	4,453
Selling and administrative			6,234	37		6,271
Insurance claims	—	—	3,802	—	—	3,802
Taxes and Licenses	—	—	605	12	—	617
Communication and utilities	—	—	2,056	—	—	2,056
(Gain)/loss on disposal of property and equipment	—	—	(28)	—	—	(28)
PPI class action settlement and related expenses	—	—	509	—	—	509

Operating income	—	—	10,709	34	—	10,743
Interest expense, net	(7)	6,475	—	(155)	—	6,313
Write-off of debt issuance costs	—	—	1,110	—	—	1,110
Other (income) expense	—	—	20	13	—	33

Income (loss) before taxes	7	(6,475)	9,579	176	—	3,287
Income tax (provision) benefit	—	481	(718)	(134)	—	(371)
Equity in earnings (loss) of subsidiaries	2,909	8,903	—	—	(11,812)	—

Net income (loss)	$2,916	$2,909	$8,861	$42	$(11,812)	$2,916

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

March 31, 2006

Unaudited – (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$616	$1,384	$—	$2,000
Accounts receivable, net	—	—	102,226	88	—	102,314
Current maturities of notes receivable from affiliates	—	—	126	—	—	126
Prepaid expenses	—	58	8,318	—	—	8,376
Prepaid tires	—	—	7,606	41	—	7,647
Other	—	—	10,926	(349)	—	10,577

Total current assets	—	58	129,818	1,164	—	131,040
Property and equipment, net	—	—	113,586	1,522	—	115,108
Assets held-for-sale	—	—	147	—	—	147
Goodwill	—	—	133,593	—	—	133,593
Intangibles, net	—	—	1,116	—	—	1,116
Notes receivable from affiliates, net	—	—	79	—	—	79
Investment in subsidiaries	(16,831)	528,054	—	—	(511,223)	—
Other assets	—	8,061	3,368	—	—	11,429

Total assets	$(16,831)	$536,173	$381,707	$2,686	$(511,223)	$392,512

LIABILITIES, MINORITY INTEREST,
SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$116	$—	$—	$1,516
Accounts payable	—	—	11,983	—	—	11,983
Intercompany	—	253,268	(249,833)	(3,435)	—	—
Affiliates and independent owner-operators payable	—	—	14,661	—	—	14,661
Accrued expenses	—	6,943	19,426	(5)	—	26,364
Environmental liabilities	—	—	6,685	—	—	6,685
Accrued loss and damage claims	—	—	9,657	—	—	9,657

Total current liabilities	—	261,611	(187,305)	(3,440)	—	70,866
Long-term indebtedness, less current maturities	—	291,393	608	—	—	292,001
Environmental liabilities	—	—	8,643	—	—	8,643
Accrued loss and damage claims	—	—	25,032	—	—	25,032
Other non-current liabilities	—	—	10,176	—	—	10,176
Deferred tax liability	—	—	—	792	—	792

Total liabilities	—	553,004	(142,846)	(2,648)	—	407,510

Minority interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders’ equity (deficit):
Common stock	358,526	356,269	444,722	7,630	(808,621)	358,526
Treasury stock	(766)	—	—	—	—	(766)
(Accumulated deficit)/retained earnings	(164,506)	(164,506)	96,860	(2,098)	69,744	(164,506)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(19,005)	(19,005)	(18,862)	(143)	38,010	(19,005)
Stock purchase warrants	50	—	—	—	—	50
Unearned compensation, restricted stock and stock units	—	—	—	—	—	—
Stock subscription receivable	(1,541)	—	—	—	—	(1,541)

Total shareholders’ equity (deficit)	(16,831)	(16,831)	522,720	5,334	(511,223)	(16,831)

Total liabilities, minority interest and shareholders’ equity (deficit)	$(16,831)	$536,173	$381,707	$2,686	$(511,223)	$392,512

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2005

Audited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$607	$1,029	$—	$1,636
Accounts receivable, net	—	—	101,346	7	—	101,353
Current maturities of notes receivable from affiliates	—	—	145	—	—	145
Prepaid expenses	—	83	5,253	—	—	5,336
Prepaid tires	—	—	7,319	41	—	7,360
Other	—	—	5,028	(156)	—	4,872

Total current assets	—	83	119,698	921	—	120,702

Property and equipment, net	—	—	113,503	1,696	—	115,199
Assets held-for-sale	—	—	158	—	—	158
Goodwill	—	—	133,138	—	—	133,138
Intangibles, net	—	—	1,165	—	—	1,165
Notes receivable from affiliates, net	—	—	112	—	—	112
Investment in subsidiaries	(22,110)	513,380	—	—	(491,270)	—
Other assets	—	8,509	3,422	—	—	11,931

Total assets	$(22,110)	$521,972	$371,196	$2,617	$(491,270)	$382,405

LIABILITIES, MINORITY INTEREST,
SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$115	$—	$—	$1,515
Accounts payable	—	—	16,609	—	—	16,609
Intercompany	—	252,188	(248,730)	(3,458)	—	—
Affiliates and independent owner-operators payable	—	—	11,979	—	—	11,979
Accrued expenses	—	3,511	18,537	(2)	—	22,046
Environmental liabilities	—	—	8,516	—	—	8,516
Accrued loss and damage claims	—	—	9,598	—	—	9,598

Total current liabilities	—	257,099	(183,376)	(3,460)	—	70,263

Long-term indebtedness, less current maturities	—	286,983	618	—	—	287,601
Environmental liabilities	—	—	8,643	—	—	8,643
Accrued loss and damage claims	—	—	25,032	—	—	25,032
Other non-current liabilities	—	—	10,213	—	—	10,213
Deferred tax liability	—	—	—	930	—	930

Total liabilities	—	544,082	(138,870)	(2,530)	—	402,682

Minority interest in subsidiary	—	—	1,833	—	—	1,833

Shareholders’ equity (deficit):
Common stock	359,772	355,275	441,224	7,629	(804,128)	359,772
Treasury stock	(1,042)	—	—	—	—	(1,042)
(Accumulated deficit)/retained earnings	(168,710)	(168,717)	85,869	(2,209)	85,057	(168,710)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(19,079)	(19,079)	(18,860)	(218)	38,157	(19,079)
Stock purchase warrants	54	—	—	—	—	54
Unearned compensation, restricted stock and stock units	(1,975)	—	—	—	—	(1,975)
Stock subscription receivable	(1,541)	—	—	—	—	(1,541)

Total shareholders’ equity (deficit)	(22,110)	(22,110)	508,233	5,147	(491,270)	(22,110)

Total liabilities, minority interest and shareholders’ equity (deficit)	$(22,110)	$521,972	$371,196	$2,617	$(491,270)	$382,405

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three months Ended March 31, 2006

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,480	$4,480	$10,991	$111	$(15,582)	$4,480
Adjustments for non-cash charges	(4,480)	(10,512)	3,947	174	15,582	4,711
Net Changes in assets and liabilities	—	2,790	(15,496)	47	—	(12,659)
Intercompany activity	—	3,242	(3,265)	23	—	—

Net cash provided by (used in) operating activities	—	—	(3,823)	355	—	(3,468)

Cash flows from investing activities:
Capital expenditures	—	—	(3,309)	—	—	(3,309)
Acquisition of business assets			(3,414)			(3,414)
Proceeds from sales of property and equipment	—	—	2,633	—	—	2,633
Other	—	—	—	—	—	—

Net cash used in investing activities	—	—	(4,090)	—	—	(4,090)

Cash flows from financing activities:
Net proceeds (payments) on revolver		4,700	—	—	—	4,700
Proceeds from issuance of long-term debt		—	—	—	—	—
Principal payments of long-term debt and capital lease obligations	—	(378)	—	—	—	(378)
Deferred financing fees	—	—	—	—	—	—
Other	—	—	3,601	—	—	3,601
Intercompany activity	—	(4,322)	4,322	—	—	—

Net cash provided by financing activities	—	—	7,923	—	—	7,923

Net increase in cash and cash equivalents	—	—	10	355	—	365
Effect of exchange rate changes on cash	—	—	(1)	—	—	(1)
Cash, beginning of period	—	—	607	1,029	—	1,636

Cash, end of period	$—	$—	$616	$1,384	$—	$2,000

Condensed Consolidating Statements of Cash Flows

Three months Ended March 31, 2005

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,916	$2,909	$9,971	$42	$(12,922)	$2,916
Adjustments for non-cash charges	(2,909)	(8,885)	5,577	170	12,922	6,875
Net Changes in assets and liabilities	—	3,455	(14,085)	(73)	—	(10,703)
Intercompany activity	(7)	2,521	(793)	(1,721)	—	—

Net cash provided by (used in) operating activities	—	—	670	(1,582)	—	(912)

Cash flows from investing activities:
Capital expenditures	—	—	(2,623)	—	—	(2,623)
Acquisition of business assets						—
Proceeds from sales of property and equipment	—	—	799	—	—	799
Other	—	—	—	—	—	—

Net cash used in investing activities	—	—	(1,824)	—	—	(1,824)

Cash flows from financing activities:
Net proceeds (payments) on revolver		(5,800)	—		—	(5,800)
Proceeds from issuance of long-term debt		83,300				83,300
Principal payments of long-term debt and capital lease obligations	—	(77,850)	—	—	—	(77,850)
Deferred financing fees	—	(2,759)	—	—	—	(2,759)
Other	—		4,133	—	—	4,133
Intercompany activity	—	3,109	(3,109)	—	—	—

Net cash provided by financing activities	—	—	1,024	—	—	1,024

Net decrease in cash and cash equivalents	—	—	(130)	(1,582)	—	(1,712)
Effect of exchange rate changes on cash			3	—		3
Cash, beginning of period	—	—	730	1,970	—	2,700

Cash, end of period	$—	$—	$603	$388	$—	$991

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

Overview

We operate the largest dedicated bulk tank truck network in North America based on bulk service revenues as reported in Bulk Transporter’s 2004 Annual Gross Revenue Report. The bulk tank truck market in North America includes all items shipped by bulk tank truck carriers and consists primarily of the shipping of chemicals, gasoline and food-grade products. We transport a broad range of chemical products and provide our customers with value-added services. We extensively utilize third-party affiliate terminals and owner-operator drivers in our core bulk service network. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including: The Dow Chemical Company, Procter & Gamble Company, E.I. duPont and PPG Industries, and we provide services to most of the top 100 chemical producers in the world with U.S. operations. We expect to grow as our customers continue to outsource more of their logistic needs to full-service carriers.

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

Our bulk service network comprises third-party affiliate terminals and owner-operator drivers in addition to Company-owned terminals and trucks. We believe the judicious use of affiliates and owner-operators results in a more variable operating cost structure because affiliates and owner-operators are paid a fixed, contractual percentage of revenue. This structure provides us some protection against cyclical downturns, while providing superior localized customer service. We continually evaluate our mix of affiliate and Company terminals.

As previously noted in our Annual Report on Form 10-K for the year ended December 31, 2005, we acquired the business of a transportation company on January 21, 2006, for approximately $3.4 million. We expect to pay an additional $0.5 million, based on defined criteria, for this acquisition during the third quarter of fiscal year 2006.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

As of March 31, 2006, we have unrecognized stock compensation expense of $4.7 million of which $3.2 million is for awards under the 2003 Stock Option Plan and is expected to be recognized over a weighted average period of approximately 3.4 years, $0.4 million is for awards under the 2003 Restricted Incentive Stock Plan and is expected to be recognized over a weighted average period of approximately 3.2 years, and $1.1 million is for the stock units granted in 2005 and is expected to be recognized over a weighted average period of approximately 0.8 years.

We have entered into a program to provide tractors to both affiliates and owner-operators by leasing such tractors and then sub-leasing the tractors to the affiliates and owner-operators. We anticipate that this program will increase our operating lease commitments.

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

Property and Equipment—Property and equipment expenditures, including tractor and trailer rebuilds that extend the useful lives of such equipment, are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets to an estimated salvage value. Annual depreciable lives are 10-25 years for buildings and improvements, 5-7 years for tractors and 15-20 years for trailers, 5-7 years for terminal equipment, 3-5 years for furniture and fixtures and 3-10 years for other equipment and software. Tractor and trailer rebuilds, which are recurring in nature and extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 5 to 10 years, based on the type and extent of these rebuilds. Maintenance and repairs are charged directly to expense as incurred. Management estimates the useful lives of these assets based on historical trends and the age of the assets when placed in service, and any changes in the actual lives could result in material changes in the periodic depreciation and resulting net book value of these assets. Additionally, we estimate the salvage values of these assets based on historical sales of disposals, and any changes in the actual salvage values could also affect the periodic depreciation and resulting net book value of these assets.

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

Deferred tax assets—We use the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized, the assets must be reduced by a valuation allowance. Since realization is not assured as of March 31, 2006, management has deemed it appropriate to establish a valuation allowance against the deferred tax assets. Any change in the actual future results of operations could impact the valuation of the net deferred tax assets.

Environmental liabilities—We have reserved for potential environmental liabilities based on the best estimates of potential clean-up and remediation for known environmental sites. We employ a staff of environmental professionals to administer all phases of our environmental programs and use outside experts where needed. These professionals develop estimates of potential liabilities at these sites based on projected and known remediation costs. These cost projections are determined through previous experiences with other sites and through bids from third-party contractors. Management believes current reserves are reasonable based on current information.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

Revenue recognition—Transportation revenues, including fuel surcharges and related costs, are recognized on the date the freight is delivered. Other service revenues, consisting primarily of lease revenues from affiliates, owner-operators and third parties, are recognized ratably over the lease period. Tank wash revenues are recognized when the wash is completed. Insurance brokerage revenues are recorded as a contractual percentage of premiums received ratably over the period that the insurance covers. We have recognized all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted by our customers.

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

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. At December 31, 2005, our projected benefit obligation (“PBO”) was $50.8 million. Our projected 2006 net periodic pension expense is $567,000. A 1.0% decrease in our assumed discount rate would increase our PBO to $56.8 million and increase our 2006 net periodic pension expense to $590,000. A 1.0% increase in our assumed discount rate would decrease our PBO to $46.0 million and decrease our 2006 net periodic pension expense to $548,000. A 1.0% decrease in our assumed rate of return would not change our PBO but would increase our 2006 net periodic pension expense to $959,000. A 1.0% increase in our assumed rate of return would not change our PBO and would decrease our 2006 net periodic pension expense to $176,000.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

New Accounting Pronouncements

Beginning January 1, 2006, we adopted SFAS No. 123(R), as amended, using the modified prospective method which requires that all share-based payments to employees, including grants of employee equity incentives, are to be recognized in the consolidated statement of operations based on their fair values. The modified prospective method requires compensation costs to be recognized, beginning with the effective date of adoption, for a) all share-based payments granted after the effective date and b) awards granted to employees prior to the effective date of the statement that remain unvested on the effective date.

In prior years, we used Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” and the related interpretations to account for our stock option plans. Except as described below, no compensation cost had been recorded at the grant dates, as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. The pro forma fair value of options granted during the first three months of 2006 was based upon the Black-Scholes option-pricing model using certain defined criteria. See Note 4 for more information on stock-based compensation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The January 2006 adoption of SFAS No. 154 had no material affect on our financial position, results of operations or cashflows.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three months ended March 31, 2006 and March 31, 2005:

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

	Three months ended March 31,
	2006	2005
OPERATING REVENUES:
Transportation	79.6%	82.7%
Other service revenue	10.1%	10.4%
Fuel surcharge	10.3%	6.9%

Total operating revenues	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	68.0%	68.9%
Compensation	10.0%	9.0%
Fuel, supplies and maintenance	6.1%	4.4%
Depreciation and amortization	2.2%	2.8%
Selling and administrative	3.0%	3.9%
Insurance claims	2.2%	2.3%
Taxes and licenses	0.4%	0.4%
Communication and utilities	1.4%	1.3%
Gain on disposal of property and equipment	-0.1%	0.0%
PPI class action settlement and related expenses	0.0%	0.3%

Total operating expenses	93.2%	93.3%

Operating income	6.8%	6.7%

Interest expense, net	4.0%	3.9%
Write-off of debt issuance costs	0.0%	0.7%
Other (income)/expense	0.0%	0.1%

Income before income taxes	2.8%	2.0%
Provision for income taxes	-0.3%	-0.2%

Income from continuing operations	2.5%	1.8%

The following table shows the approximate number of terminals, drivers, trailers and tractors that we managed (including affiliates and owner-operators) as of March 31, 2006 and 2005:

	As of March 31,
	2006	2005
Terminals *	170	162
Drivers	3,347	3,195
Tractors **	3,744	3,509
Trailers ***	7,642	7,410

*	excludes transload facilities
**	includes 139 tractors on a sales-type lease for 2006
***	excludes 310 and 550 trailers that are held-for-sale for 2006 and 2005, respectively

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues. For the quarter ended March 31, 2006, total revenues were $178.8 million, an increase of $17.6 million, or 10.9%, from revenues of $161.1 million for the same period in 2005. Transportation revenue increased $9.1 million, or 6.8%, primarily due to rate increases incorporated into our contracts over the past twelve months and an increase in the total number of miles offset by a reduction in loads from the prior-year period. Our loads decreased during the quarter due to reduced rail diversions and reduced overall demand, while the number of miles for each load increased over the prior year.

Other service revenues increased $1.3 million, or 7.4%. This increase was primarily due to a $0.8 million increase in revenues at our tank wash business. Fuel surcharge revenue increased $7.3 million, or 65.6%. This increase was primarily due to an increase in the price of fuel and an increase in the number of miles driven.

Operating expenses. Purchased transportation increased by $10.6 million, or 9.5%, due primarily to higher revenues and increased fuel costs passed on to our drivers and affiliates. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 75.7% for the current quarter versus 76.9% for the prior year quarter due partially to the conversion of affiliate terminals to Company terminals. We pay our affiliates a greater percentage of revenues generated by them than are paid to company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. While we paid our affiliates approximately 85% of the transportation revenue during the 2006 and prior year quarters, we paid owner-operators approximately 65% of transportation revenue during the current quarter compared to approximately 62% of transportation revenue in the comparable prior year quarter because of rate increases and fuel surcharges paid to owner-operators.

Compensation expense increased $3.3 million, or 22.7%, primarily due to 13 new or converted company terminals added over the prior year and an increase of stock-based compensation expense. This increase was offset in part by a $0.2 million decrease in pension costs. Total stock-based compensation expense for the current quarter was $0.7 million compared with the prior year of $0.2 million, which is largely due to the implementation of SFAS 123R on January 1, 2006 and the issuance of restricted stock and stock units since March 2005.

Fuel, supplies and maintenance increased $3.8 million, or 52.9%, due to higher fuel costs and increased trailer and tractor maintenance as we increase our capacity, increased cleaning of our trailers, and increased trailer rent as we fund the expansion of our trailer fleet through the use of operating leases versus capital expenditures. Depreciation expense decreased $0.5 million, or 11.6%, due primarily to the sale of tractors in prior quarters as well as a number of assets becoming fully depreciated throughout 2005.

Selling and administrative expenses decreased by $1.0 million, or 16.0%, primarily due to reduced professional costs associated in part with our initial efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2004 in the prior year and due to a $1.2 million decrease in our bad debt expense resulting from improved collection efforts offset in part by a $0.6 million increase in our environmental reserves for activity at our Bridgeport, New Jersey site. Insurance expense increased slightly by $0.1 million, or 2.2%, due primarily to normal recurring insurance expense offset by a reduction in claims on insurance policies retained by our insurance subsidiary.

Communication and utilities costs increased by $0.5 million, or 23. 9%, primarily due to the increased costs of natural gas passed on to our tank wash facility from utility companies. Due to the court approval of the settlement agreement by the parties in October and November 2005, the PPI class action settlement and related expenses decreased $0.5 million.

Operating income and margin. For the quarter ended March 31, 2006, operating income totaled $12.1 million, an increase of $1.3 million or 12.4%, compared to $10.7 million for the same period in 2005. The operating margin for the quarter ended March 31, 2006, was 6.8% compared to 6.7% for the same period in 2005 as a result of the above items.

Interest expense, net. Interest expense, net increased by $0.8 million or 13.0% in the first quarter of 2006 compared to the same period in 2005, as a result of the use of increased variable debt and the concurrent increase in interest rates over the prior year.

Write-off of Debt Issuance Costs. We wrote off $1.1 million of debt issuance costs in the first quarter of 2005 that were associated with the $70 million repayment of a term loan.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Income taxes. The provision for income taxes increased by $0.2 million for the three months ended March 31, 2006 from the same period in 2005 primarily due to alternative minimum taxes, state franchise and foreign taxes. The provision in the prior year period represents state franchise and foreign taxes.

Net income. For the quarter ended March 31, 2006, our net income was $4.5 million, an increase of $1.6 million or 53.6% compared to $2.9 million for the same period last year.

Liquidity and Capital Resources

The following summarizes our cash flows for the three months ended 2006 and 2005 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Three Months ended March 31,
(In Thousands)	2006	2005
Net cash (used in) operating activities	$(3,468)	$(912)
Net cash (used in) investing activities	(4,090)	(1,824)
Net cash provided by financing activities	7,923	1,024

Net increase/(decrease) in cash	365	(1,712)
Effect of exchange rate changes on cash	(1)	3
Cash and cash equivalents at beginning of year	1,636	2,700

Cash and cash equivalents at end of period	$2,000	$991

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Our revolving credit agreement terminates in November, 2008. Our primary cash needs consist of capital expenditures and debt service including our variable term loan due in 2009, our 9% Senior Subordinated Notes due 2010 (“9% Senior Subordinated Notes”) and our Senior Floating Rate Notes due 2012 (“Senior Floating Rate Notes”) (which were issued in January 2005 and were used to pay off borrowings under our revolver and our Series B floating interest rate notes, and to pay down our term loan). We incur capital expenditures for the purpose of purchasing tractors and trailers to meet our strategic needs during the year, and maintaining and improving our infrastructure. We plan to reduce our capital expenditures by entering into operating leases which will result in increased operating expenses in future periods.

We have accrued $15.3 million for environmental claims and $34.7 million for loss and damage claims, and the timing of cash payment for such claims fluctuates from quarter to quarter.

We used $3.5 million in cash for operating activities for the three-month period ended March 31, 2006 compared to $0.9 million used for the comparable 2005 period. The $2.6 million increase in cash used in operating activities was primarily due to the utilization of cash for the purchase of tractors to be held for resale to new drivers, accounts payable, affiliate and owner-operator payables and environmental claims offset in part by increased profitability, improved accounts receivable collections and reduced payments for accrued loss and damage claims.

Cash used in investing activities totaled $4.1 million for the three-month period ended March 31, 2006, compared to $1.8 million used in the comparable 2005 period. The increase of $2.3 million is primarily the result of the purchase of business assets for $3.4 million and a $0.7 million increase in capital expenditures for tractors and trailers in 2006 versus 2005, offset by a $1.8 million increase in proceeds from the sale of property and equipment.

Cash provided by financing activities increased to $7.9 million during the three-month period ended March 31, 2006, compared to net cash provided by financing activities of $1.0 million for the same period in 2005 due primarily to the utilization of our revolving credit facility to fund our growth in 2006. In the comparable prior year, we refinanced some of our debt and incurred debt financing costs.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at March 31, 2006, over the periods we expect them to be paid (dollars in thousands):

	Total	Remainder of Fiscal Year 2006	Years 2007 & 2008	Years 2009 & 2010	The FiveYears after 2010
Operating leases (1)	$31,808	$4,807	$14,301	$3,791	$8,909
Unconditional purchase commitments (2)	3,495	3,495	—	—	—
Total indebtedness (3)	294,200	1,050	20,500	187,650	85,000
Capital leases	723	105	277	325	16
Interest on indebtedness (4)	131,697	20,971	52,355	44,647	13,724

Total	$461,923	$30,428	$87,433	$236,413	$107,649

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases.
(2)	These obligations represent firm purchase commitments for the purchase of specified assets. We have also committed to leasing trailers that have a cost of approximately $8.9 million in 2006.
(3)	Excludes a discount of $1.4 million.
(4)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of March 31, 2006 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of March 31, 2006 will remain in effect until maturity.

Additionally, we have $8.6 million of environmental liabilities, $8.4 million of pension plan obligations and $25.0 million of other long-term insurance claim obligations we expect to pay out over the next four to seven years. We also have $50.1 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of March 31, 2006 for our insurance administrator totaled $41.1million. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letters of credit.

Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. The Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds were used to repay approximately $70 million of the term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of outstanding Series B Notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our credit facility. The credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The interest rate on the Senior Floating Rate Notes at March 31, 2006 and 2005 was 9.1% and 7.2%, respectively.

We incurred $2.5 million in debt issuance costs relating to the Senior Floating Rate Notes. We are amortizing these costs over the term of the notes. The balance of the debt issuance costs as of March 31, 2006 was $2.1 million.

We may redeem the Senior Floating Rate Notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days’ notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on January 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Percentage
2007	102.00%
2008	101.00%
2009 and thereafter	100.00%

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Term Loan

On November 13, 2003, QD LLC and QD Capital, issued a private offering of $125 million aggregate principal amount of 9% Senior Subordinated Notes and entered into a new credit agreement consisting of a $140 million delayed draw term-loan, a $75 million revolver and a $20 million pre-funded letter of credit facility. On March 10, 2005, we completed the conversion of the 9% Senior Subordinated Notes from private debt to public debt.

The term loan bears interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustment based upon the achievement of certain financial ratios. The principal payments are payable quarterly on March 15, June 15, September 15 and December 15. The term loan matures on November 12, 2009. The interest rate on the term loan at March 31, 2006 and 2005 was 7.8% and 5.6%, respectively.

We incurred $2.3 million in debt-issuance costs relating to the term loan. We are amortizing these costs over the term of the term loan to interest expense using the effective-interest method. The balance of these debt issuance costs as of March 31, 2006 was $1.2 million.

Revolving Credit Facility

The revolver comprises a $75.0 million revolver that is available until November 12, 2008 and a $20 million pre-funded letter of credit facility that is available until November 12, 2009. The revolver can be used for working capital and general corporate purposes, including permitted acquisitions and additional letters of credit. At March 31, 2006, we had $27.4 million available under the revolver and $30.1 million in outstanding letters of credit.

Interest on the revolver is, at our option, (a) 2.50% in excess of the Base Rate provided in the credit agreement, or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolver at March 31, 2006 and 2005 was 8.5%. and 8.0%, respectively.

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

We incurred $1.5 million in debt-issuance costs relating to the revolver. We are amortizing these costs over the term of the revolver. The balance of the debt-issuance costs as of March 31, 2006 was $0.9 million.

9% Senior Subordinated Notes

The 9% Senior Subordinated Notes are unsecured obligations, due 2010, guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

We incurred $5.5 million in debt-issuance costs relating to the 9% Senior Subordinated Notes. We are amortizing these costs over the term of the 9% Senior Subordinated Notes. The balance of the debt issuance costs as of March 31, 2006 was $3.6 million.

We may redeem the 9% Senior Subordinated Notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days’ notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on November 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Percentage
2007	104.50%
2008	102.25%
2009 and thereafter	100.00%

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

The credit agreement contains restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions, redeemable common stock, preferred stock issuance, capital expenditures, and the payment of dividends. At March 31, 2006, we were in compliance with all these debt covenants. The credit agreement includes one financial covenant, the ratio of Senior Secured Debt (as defined) to Consolidated EBITDA (as defined), which must be maintained. As of March 31, 2006, QD LLC was in compliance with this financial covenant.

Debt Retirement

The following is a schedule of our indebtedness at March 31, 2006 over the periods we are required to pay such indebtedness (dollars in thousands):

(in 000’s)	Remainder of 2006	2007	2008	2009	2010 and after	Total
Variable term loan due 2009	$1,050	$1,400	$1,400	$62,650	$—	$66,500
Capital lease obligations	105	126	151	155	186	723
Revolver	—	—	17,700	—	—	17,700
9% Senior Subordinated Notes, due 2010	—	—	—	—	125,000	125,000
Senior Floating Rate Notes, due 2012	—	—	—	—	85,000	85,000

Total	$1,155	$1,526	$19,251	$62,805	$210,186	$294,923

The above table does not include the remaining unamortized original issue discount of $1.4 million relating to the Senior Floating Rate Notes.

QD LLC, has the ability to incur additional debt, subject to limitations imposed by the credit facility and the indentures governing the 9% Senior Subordinated Notes and the Senior Floating Rate Notes. Under the indentures governing the notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.25 to 1.0 or less. As of March 31, 2006, we were in compliance with this covenant.

We believe that, based on current operations and anticipated growth, our cash flow from operations, together with available sources of liquidity, including borrowings under the revolver, will be sufficient to fund anticipated capital expenditures, make required payments of principal and interest on our debt, including obligations under our credit agreement, and satisfy other long-term contractual commitments for the next twelve months.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

While uncertainties relating to environmental, labor and other regulatory matters exist within the trucking industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. Our credit rating is affected by many factors, including our financial results, operating cash flows and total indebtedness.

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

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report along with other documents that are publicly disseminated by us contain or might contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report and in any subsequent filings made by us with the SEC, other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future, are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Section 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 as well as of this Quarterly Report on 10-Q. These factors include:

•	general economic conditions,

•	the cyclical nature of the transportation industry due to various economic factors such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements,

•	competitive rate fluctuations,

•	the availability and cost of diesel fuel,

•	adverse weather conditions,

•	loss of qualified personnel, which could limit our growth and negatively affect operations,

•	our dependence on affiliates and owner-operators and our ability to attract and retain owner-operators, affiliates and Company drivers,

•	changes in, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry,

•	increased unionization, which could increase our operating costs or constrain operating flexibility,

•	our obligations under both historical and future environmental regulations and the increasing costs of environmental compliance,

•	our substantial leverage and restrictions contained in our debt agreements, including our credit facility and our indentures,

•	our ability or inability to reduce our claims exposure through insurance due to changing conditions and pricing in the insurance marketplace,

•	the loss of one or more significant customers,

•	the cost of complying with existing and future anti-terrorism security measures enacted by federal, state and municipal authorities,

•	changes in senior management,

•	our ability to successfully integrate acquired businesses,

•	our ability to achieve anticipated operating results in fiscal 2006,

•	interests of Apollo Management, our largest shareholder, which may conflict with your interests, and

•	the potential loss of our ability to use net operating losses to offset future income due to a change of control.

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

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are subject to market risks from interest rates due to our variable interest rate indebtedness, foreign currency fluctuations due to our international operations and increased commodity prices due to the diesel consumption necessary for our operations. During the quarters ended March 31, 2006 and 2005, we did not hold derivative instruments or engage in other hedging transactions to reduce our exposure to such risks.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under QD LLC’s credit facility. Interest rates for the revolver are based, at QD LLC’s option, on either the administrative agent’s base rate plus 2.50% or upon the Eurodollar rate plus 3.50%, and interest rates for the term loan are based, at QD LLC’s option, upon the administrative agent’s base rate plus 2.0% or upon the Eurodollar rate plus 3.0%, in each case subject to reductions in the applicable margins for the revolver and term loan only if we reduce our total consolidated leverage below certain levels. The base rate for the revolver is equal to the higher of the prime rate or the federal funds overnight rate plus 0.5%. The base rate for our Senior Floating Rate Notes is LIBOR plus 4.50%.

$ in 000s	Balance at March 31, 2006	Interest Rate at March 31, 2006	Effect of 1% Change
Revolver	$17,700	8.5%	$177
Term Loan	66,500	7.8%	665
Senior Floating Rate Notes	85,000	9.1%	850

Total	$169,200		$1,692

At March 31, 2006, a 1% point increase in the current per annum interest rate for each would result in $1.7 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of March 31, 2006. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 6.6% of our consolidated revenue in the quarter ended March 31, 2006 and 7.3% of our consolidated revenue in the quarter ended March 31, 2005. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the quarter ended March 31, 2006 were positively impacted by a $0.7 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for 2006 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.1 million in the quarter ended March 31, 2006, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at March 31, 2006, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. In the quarter ended March 31, 2006, a majority of fuel price fluctuations were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of March 31, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-159(f)) during the quarter ended March 31, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

Other than reported in “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005, “Note 19. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 7. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-Q.

ITEM 1A — Risk Factors

We have identified the material changes from the risk factors disclosed in the “Item 1A – Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Increased fuel prices could adversely affect our business, financial condition and results of operations.

During the first quarter of 2006, fuel prices rose to near record levels. We have historically been able to pass along any increases in fuel prices as a fuel surcharge to our customers. If we are unable to pass along fuel cost increases to our customers in the future, it may materially adversely affect our business, financial condition and operating results.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

In the first quarter of fiscal year 2006, we issued 10,427 shares of our common stock upon the cashless exercise of outstanding warrants. The shares were not registered under the Securities Act of 1933 and were sold pursuant to an exemption under Section 4(2) of the Securities Act and the rules of the SEC promulgated thereunder. These warrants were a part of the warrants issued to bondholders in 2002 in connection with an exchange offer. Warrants to purchase approximately 213,000 shares of our common stock at an exercise price of $2.94 per share were outstanding at March 31, 2006. These warrants expire January 15, 2007.

ITEM 3 — Defaults Upon Senior Securities

None

ITEM 4 — Submission of Matters to a Vote of Security Holders

None

ITEM 5 — Other Information

None

ITEM 6 — EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

May 9, 2006	/s/ GERALD L. DETTER
GERALD L. DETTER,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

May 9, 2006	/s/ TIMOTHY B. PAGE
TIMOTHY B. PAGE, SENIOR VICE
PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)