Form 10-Q
period 2006-06-30
QUALITY DISTRIBUTION INC
filed 2006-08-09
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of August 1, 2006, the registrant had 18,961,080, outstanding shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Quality Distribution, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited — in 000’s, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Transportation	$149,317	$139,628	$291,629	$272,842
Other service revenue	17,360	17,026	35,464	33,880
Fuel surcharge	23,601	14,377	41,935	25,447

Total operating revenues	190,278	171,031	369,028	332,169

OPERATING EXPENSES:
Purchased transportation	129,809	118,512	251,390	229,495
Compensation	18,393	16,442	36,274	31,017
Fuel, supplies and maintenance	12,796	9,284	23,739	16,441
Depreciation and amortization	3,851	4,304	7,788	8,757
Selling and administrative	5,486	4,292	10,751	10,563
Insurance claims	4,044	5,388	7,928	9,190
Taxes and licenses	855	1,011	1,645	1,628
Communication and utilities	2,307	2,008	4,855	4,064
Loss (gain) on disposal of property and equipment	(66)	81	(223)	53
PPI class action settlement and related expenses	—	404	—	913

Total operating expenses	177,475	161,726	344,147	312,121

Operating income	12,803	9,305	24,881	20,048
Interest expense	(7,913)	(6,510)	(15,265)	(12,864)
Interest income	892	61	1,110	102
Write-off of debt issuance costs	—	—	—	(1,110)
Other (income)/expense	219	23	357	(10)

Income before income taxes	6,001	2,879	11,083	6,166
Provision for income taxes	(467)	(161)	(1,069)	(532)

Net income	$5,534	$2,718	$10,014	$5,634

PER SHARE DATA:
Net income per common share
Basic	$0.29	$0.14	$0.53	$0.30

Diluted	$0.28	$0.14	$0.51	$0.29

Weighted average number of shares
Basic	18,895	18,929	18,929	18,929

Diluted	19,734	19,192	19,616	19,291

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc and Subsidiaries

Consolidated Balance Sheets

(In 000’s)

Unaudited

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,996	$1,636
Accounts receivable, net	100,372	101,353
Current maturities of notes receivable from affiliates	44	145
Prepaid expenses	5,495	5,336
Prepaid tires	7,648	7,360
Other	9,074	4,872

Total current assets	124,629	120,702
Property and equipment, net	115,788	115,199
Assets held-for-sale	553	158
Goodwill	134,386	133,138
Intangibles, net	1,098	1,165
Notes receivable from affiliates, net	75	112
Other assets	11,714	11,931

Total assets	$388,243	$382,405

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$1,400	$1,400
Current maturities of capital lease obligations	190	115
Accounts payable	14,745	16,609
Affiliates and independent owner-operators payable	14,730	11,979
Accrued expenses	21,205	22,046
Environmental liabilities	9,198	8,516
Accrued loss and damage claims	9,748	9,598
Income tax payable	260	—

Total current liabilities	71,476	70,263

Long-term indebtedness, less current maturities	285,205	286,983
Capital lease obligations, less current maturities	667	618
Environmental liabilities	4,345	8,643
Accrued loss and damage claims	25,032	25,032
Other non-current liabilities	10,133	10,213
Deferred tax liability	848	930

Total liabilities	397,706	402,682

Commitments and contingencies
Minority interest in subsidiary	1,833	1,833

SHAREHOLDERS’ DEFICIT
Common stock, no par value; 29,000 shares authorized; 19,162 issued at June 30, 2006 and 19,123 issued at December 31, 2005	359,382	359,772
Treasury stock, 201 and 93 shares at June 30, 2006 and December 31, 2005	(2,613)	(1,042)
Accumulated deficit	(159,015)	(168,710)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(19,163)	(19,079)
Stock purchase warrants	43	54
Unearned compensation, restricted stock and stock units	—	(1,975)
Stock subscriptions receivable	(341)	(1,541)

Total shareholders’ deficit	(11,296)	(22,110)

Total liabilities, minority interest and shareholders’ deficit	$388,243	$382,405

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss

For the Six Months Ended June 30, 2006 and 2005

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Unearned Compensation Restricted Stock	Stock Subscription Receivables	Total Shareholders’ Deficit
Balance, December 31, 2004	19,113	73	$357,777	$(743)	$(180,854)	$(189,589)	$(18,042)	$73	$(1,077)	$(1,645)	$(34,100)
Net income	—	—	—	—	5,634	—	—	—	—	—	5,634
Issuance of restricted stock	—	(14)	120	204	(204)	—	—	—	(120)	—	—
Amortization of restricted stock	—	—	2,345	—	—	—	—	—	(2,345)	—	—
Amortization of non-employee options	—	—	62	—	—	—	—	—	—	—	62
Forfeiture of restricted stock	—	4	(669)	(59)	59	—	—	—	715	—	46
Stock warrant exercise	—	—	—	—	—	—	—	—	—	—	—
Payment of stock subscriptions receivable	—	—	—	—	—	—	—	—	—	76	76
Acquisition of treasury stock	—	1	—	(28)	—	—	—	—	—	28	—
Translation adjustment, net of a deferred tax provision of nil	—	—	—	—	—	—	34	—	—	—	34

Balance, June 30, 2005	19,113	64	$359,635	$(626)	$(175,365)	$(189,589)	$(18,008)	$73	$(2,827)	$(1,541)	$(28,248)

Balance, December 31, 2005	19,123	93	$359,772	$(1,042)	$(168,710)	$(189,589)	$(19,079)	$54	$(1,975)	$(1,541)	$(22,110)

Net income	—	—	—	—	10,014	—	—	—	—	—	10,014
Reclass of Unearned Compensation Restricted Stock	—	—	(1,975)	—	—	—	—	—	1,975	—	—
Issuance of restricted stock		(21)		319	(319)	—	—	—	—	—	—
Amortization of restricted stock	—	—	186	—	—	—	—	—	—	—	186
Amortization of restricted stock units	—	—	727	—	—	—	—	—	—	—	727
Amortization of non-employee options	—	—	63	—	—	—	—	—	—	—	63
Amortization of stock options	—	—	497	—	—	—	—	—	—	—	497
Stock warrant exercise	27	—	11	—	—	—	—	(11)	—	—	—
Stock option exercise	12	—	101	—	—	—	—	—	—	—	101
Acquisition of treasury stock	—	129	—	(1,890)	—	—	—	—	—	1,200	(690)
Translation adjustment, net of a deferred tax provision of nil	—	—	—	—	—	—	(84)	—	—	—	(84)

Balance, June 30, 2006	19,162	201	$359,382	$(2,613)	$(159,015)	$(189,589)	$(19,163)	$43	$—	$(341)	$(11,296)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited — In 000’s)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,014	$5,634
Adjustments to reconcile to net cash and cash equivalents used in operating activities:
Depreciation and amortization	7,788	8,757
Bad debt expense	(236)	1,214
Foreign currency transaction (gain) loss	(178)	51
(Gain) loss on disposal of property and equipment	(223)	53
Interest income on repayment of stock subscription	(690)	—
Write-off of deferred financing costs	—	1,110
Stock based compensation	1,473	108
Amortization of deferred financing costs	901	906
Amortization of bond discount	122	111
Minority dividends	72	72
Changes in assets and liabilities:
Accounts and other receivables	1,217	(7,178)
Notes receivable from affiliates	138	369
Prepaid expenses	(159)	(23)
Prepaid tires	(465)	(498)
Other assets	(4,921)	(191)
Accounts payable and accrued expenses	(12,107)	(3,509)
Environmental liabilities	(3,616)	(2,881)
Accrued loss and damage claims	150	(3,286)
Affiliates and independent owner-operators payable	2,751	4,914
Other liabilities	(80)	(469)
Current income taxes	260	(1,654)

Net cash provided by operating activities	2,211	3,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,095)	(5,536)
Acquisition of businesses and assets	(4,630)	—
Proceeds from sales of property and equipment	3,330	1,629

Net cash used in investing activities	(9,395)	(3,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt and capital lease obligations	—	83,300
Principal payments on long-term debt	(700)	(78,200)
Principal payments on capital lease obligations	(57)	—
Proceeds from revolver	113,900	62,700
Payments on revolver	(115,100)	(68,500)
Deferred financing costs	—	(2,755)
Change in book overdraft	9,402	2,319
Minority dividends	(72)	(72)
Other stock transactions	101	76

Net cash provided by (used in) financing activities	7,474	(1,132)

Net increase / (decrease) in cash and cash equivalents	290	(1,429)
Effect of exchange rate changes on cash	70	4
Cash and cash equivalents, beginning of year	1,636	2,700

Cash and cash equivalents, end of period	$1,996	$1,275

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

We are engaged primarily in truckload transportation of bulk chemicals in North America with a significant portion of our business conducted through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into one-year renewable contracts with us. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from us. Owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with owner-operators may be terminated by either party on short notice. We charge affiliates and third parties for the use of tractors and trailers as necessary and occasionally sell them or lease them tractors. In exchange for the services rendered, affiliates and owner-operators are normally paid a percentage of the revenues generated for each load hauled.

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

Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

In May 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are in the process of analyzing the January 2007 adoption of FIN 48 in order to determine its effects, if any, on our financial position, results of operations or cashflows.

Acquisition of Business Assets

We acquired the businesses of two transportation companies in the six months ended June 30, 2006, for approximately $3.9 million. We expect to pay an additional amount of up to $0.5 million, based on defined criteria, for one of these acquisitions during the third quarter of fiscal year 2006. We also purchased the business of an affiliate for $0.7 million. Of the $4.6 million total purchase price, we allocated $3.3 million to fixed assets, $1.3 million to goodwill and less than $0.1 million to non-compete arrangements.

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

We selected the second quarter to perform our annual impairment test. Projections for future cash flows were based on our recent operating trends. EBITDA multiples were derived from other comparable publicly traded companies. The discount rate used to discount cash flows was based on our weighted average cost of capital. No impairment was determined to have occurred as of June 30, 2006, since the calculated fair value exceeded the carrying amount. The factors used in deriving the estimate of the fair value included improving economic conditions, increasing revenues and operating income.

Our goodwill assets as of June 30, 2006 and December 31, 2005 were $134.4 million and $133.1 million, respectively. Goodwill increased $1.3 million due to the purchase of three businesses during the 2006 fiscal year.

Intangible Assets

Net intangible assets consist of a $0.9 million intangible pension plan asset and $0.2 million in total of non-compete agreements with remaining lives of 3 to 5 years, customer lists and customer contracts acquired from a competitor with lives of 5 years. Accumulated amortization of the remaining non-pension intangible assets was $0.3 million and $0.2 million at June 30, 2006 and December 31, 2005, respectively. The gross amount of intangible assets at June 30, 2006 and December 31, 2005 was $1.4 million .

Amortization expense for the non-pension intangible assets for the six months ended June 30, 2006 and 2005 was approximately $0.1 million in all periods. Amortization expense for the next five years is expected to be less than $0.1 million per year.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

2. Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$5,534	$2,718	$10,014	$5,634
Other comprehensive income:
Foreign currency translation adjustments	(158)	33	(84)	34

Comprehensive income	$5,376	$2,751	$9,930	$5,668

3. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows:

	Three months ended
	June 30, 2006			June 30, 2005
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
(In 000’s except per share amounts)
Basic income available to common shareholders:

Net earnings	$5,534	18,895	$.29	$2,718	18,929	$.14

Effect of dilutive securities:
Stock options		399			151
Unvested restricted stock		64			12
Stock units		225			17
Stock warrants		151			83

Diluted income available to common shareholders:
Net earnings	$5,534	19,734	$.28	$2,718	19,192	$.14

	Six months ended
	June 30, 2006			June 30, 2005
	Earnings from continuing operations (numerator)	Shares (denominator)	Per-share amount	Earnings from continuing operations (numerator)	Shares (denominator)	Per-share amount
(In 000’s except per share amounts)
Basic income available to common shareholders:
Net earnings	$10,014	18,929	$.53	$5,634	18,929	$.30
Effect of dilutive securities:
Stock options		268			169
Unvested restricted stock		59			14
Stock units		214			10
Stock warrants		146			169

Diluted income available to common shareholders:
Net earnings	$10,014	19,616	$.51	$5,634	19,291	$.29

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The effect of our stock options, restricted stock, stock units and stock warrants, which represent the shares shown in the table above are included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2006 and 2005.

The following securities were not included in the calculation of diluted EPS because such inclusion would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
(In thousands)
Stock options	1,168	1,390	1,566	1,306
Unvested restricted stock	—	26	—	26

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

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the three and six months ended June 30, 2006 is as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006
(In thousands except per share data)
Income before income taxes	$259	$497
Net income	$259	$497

Earnings per share
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows. Under SFAS 123R, any excess tax benefits for those options will be classified as financing cash inflows and operating cash outflows.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The table below reflects net income and basic and diluted net income per share for the three and six months ended June 30, 2005, had we applied the fair value recognition provisions of SFAS 123R (in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income	$2,718	$5,634
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects of nil for all periods	(521)	(901)
Restricted stock compensation expense and stock option expense included in net income attributable to common shareholders as reported	(57)	107

Pro forma net income attributable to common shareholders	$2,140	$4,840

Income per common share:
As reported – basic	$.14	$.30

Pro forma – basic	.11	.26

As reported – diluted	.14	.29

Pro forma – diluted	.11	.25

Pro forma disclosure for the three and six months ended June 30, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

The pro forma fair value of options granted during the first six months of 2006 and 2005 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2006, expected stock price volatility is based on the historical volatility of our stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the near future. The Black-Scholes model was used with the following assumptions:

	2006	2005
Risk free rate	4.5%	3.7%
Expected life	4 years	5 years
Volatility	71.2%	61.0%
Expected dividend	nil	nil

As of June 30, 2006, we have three stock-based compensation plans. There is also an agreement to issue stock units which applies solely to Mr. Gerald L. Detter, our Chief Executive Officer. During the six months ended June 30, 2006, we recognized compensation expense of approximately $560,000 for all options, approximately $186,000 for all restricted stock and approximately $727,000 for all stock units. During the six months ended June 30, 2005, we recognized compensation expense of approximately $62,000 for all options, a credit of approximately $78,000 for all restricted stock due to forfeitures and approximately $123,000 for all stock units. All stock-based compensation expense is classified within “Compensation” on the Consolidated Statement of Operations. None of the stock-based compensation was capitalized during 2006.

There were no modifications to stock option awards during 2006. The remaining unrecognized compensation cost related to unvested option awards at June 30, 2006 is $3.0 million and the weighted-average period of time over which this cost will be recognized is 3.1 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. We had options exercised in the first six months of 2006 representing 12,000 shares.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Due to the issuance of stock options representing 200,000 shares to an executive who joined us in November 2004, we recognized $62,000 of compensation expense for the six months ended June 30, 2006 and will recognize approximately $188,000 of compensation expense over the next 18 months.

We issued options for 417,500 shares to various employees with an exercise price of $7.94 on January 3, 2006. The total compensation expense that will be recognized over four years for these options is approximately $1.9 million. We issued options for 60,000 shares to four directors with an exercise price of $15.36 on May 17, 2006. The total compensation expense that will be recognized over four years for these options is approximately $0.5 million. We also issued 18,890 shares of restricted stock in January 2006 to certain directors as part of their annual compensation package. We will recognize approximately $150,000 as compensation expense over four years.

2003 Stock Option Plan

The 2003 Stock Option Plan was adopted on November 5, 2003 in connection with our IPO and expires 10 years after adoption. It provides for the grant of nonqualified stock options that become exercisable, with limited exceptions, in 25% increments on each of the first four anniversaries of the date upon which the options are granted. The number of shares available for issuance under this plan automatically increases on January 1 of each year commencing with January 1, 2004 unless otherwise determined by the Board of Directors. The current year increase is 2.5% of the outstanding shares as of December 31 of the prior year. No more than 6,500,000 shares of common stock may be issued under the 2003 Stock Option Plan.

Stock option activity for the 2003 Stock Plan for the six months ended June 30, 2006 is as follows (shares in thousands):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
December 31, 2005	733	2,143	$12.23

2006 option activity:
Additional shares reserved	475
Granted	(477)	477	8.87
Exercised		(12)	8.52
Canceled	2	(2)	17.00

June 30, 2006	733	2,606	11.63	8.21	$8,404

June 30, 2006—exercisable		1,540	14.30	7.64	2,411

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of June 30, 2006, exceeds the exercise price of the option.

As of June 30, 2006, total unrecognized stock-based compensation expense for the 2003 Stock Option Plan related to nonvested stock options was approximately $3.0 million, which is expected to be recognized over a weighted average period of approximately 3.1 years.

1998 Stock Option Plan

Until adoption of the 2003 Stock Option Plan, we administered the 1998 Stock Option Plan pursuant to which a total of 377,400 shares of our common stock was available for grant. The maximum term of granted options was ten years. Fifty percent of each new option granted vested in equal increments over four years. The remaining fifty percent of each new option will vest in nine years from grant date, subject to acceleration if certain per-share equity value targets are achieved or in the event of a sale of the Company. Vesting of the new options occurs only during an employee’s term of employment. The new options will become fully vested in the event of a termination of employment without “cause” or for “good reason” within six months following a sale of the Company.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Stock option activity for the 1998 Stock Option Plan for the quarter ended June 30, 2006 is as follows (in thousands, except per share data):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
December 31, 2005	306	71	$23.53

2006 option activity:
Granted	—	—	—
Canceled	1	(1)	—

June 30, 2006	307	70	23.53	2.4	—

June 30, 2006 – exercisable		35	23.53	2.4	—

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of June 30, 2006, exceeds the exercise price of the option.

As of June 30, 2006, there was no unrecognized stock-based compensation expense for the 1998 Stock Option Plan related to nonvested stock options.

Restricted Incentive Stock Plan

On November 5, 2003, our Board of Directors approved the 2003 Restricted Incentive Stock Plan, which terminates ten years from the approval date. The restricted stock issuances to persons initially receiving a grant generally vest by December 31, 2008. The vesting periods for other grant recipients are at the discretion of the Compensation Committee of the Board of Directors. In subsequent years, participants in the plan may be granted an annual, aggregate amount of up to $1 million of shares, valued at our common stock closing price at the date of grant, at the direction of the Board of Directors. No more than 700,000 shares of common stock may be issued under this plan nor more than $7.5 million of stock may be issued under this plan.

In the first six months of fiscal year 2006, we vested 2,622 shares of restricted stock with a fair value of $35,000, canceled 417 shares due to employee terminations and granted 18,890 shares of restricted stock for which we will recognize $150,000 of total compensation expense over four years. Compensation expense for the first six months related to the issuance of restricted shares was $186,000 in 2006 and a credit of $78,000 in 2005.

As of June 30, 2006, total unrecognized stock-based compensation expense for the Restricted Incentive Stock Plan was approximately $329,000, which is expected to be recognized over a weighted average period of approximately 3.0 years. We recognize compensation for restricted stock based on Financial Interpretation Number 28.

Stock Unit Grant Agreement

In 2005 in connection with his employment agreement, our Chief Executive Officer, Mr. Detter, was granted 300,000 stock units. Mr. Detter is also entitled to $50,000 in value of stock units annually with the first annual grant made upon execution of his employment agreement and subsequent grants on each anniversary. Under the Stock Unit Grant Agreement, the 300,000 unit grant (“Initial Grant”) vests on December 31, 2006 if Mr. Detter is still an employee on that date.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

As of June 30, 2006, total unrecognized stock-based compensation expense for the Stock Unit Grant Agreement was approximately $0.8 million, which is expected to be recognized over a weighted average period of approximately 0.5 years. We recognize compensation for the stock unit grant agreement on a straight-line basis.

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

The components of net periodic pension cost are as follows (in thousands):

We have contributed $0.9 million to our pension plans during the six months ended June 30, 2006, and expect to contribute $2.2 million during the remainder of 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$64	$68	$128	$136
Interest cost	675	669	1,350	1,339
Prior service cost	24	24	47	47
Amortization	148	256	296	512
Expected return on plan assets	(769)	(705)	(1,537)	(1,409)

Net periodic pension cost	142	312	284	625

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

6. Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended June 30, 2006
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$177,424	$12,854	$—	$190,278
Operating income	10,792	2,011	—	12,803
Depreciation and amortization	3,429	422	—	3,851
Capital expenditures	6,002	—	—	6,002

	Three Months Ended June 30, 2005
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$158,353	$12,678	$—	$171,031
Operating income	7,493	1,812	—	9,305
Depreciation and amortization	3,938	366	—	4,304
Capital expenditures	2,900	13	—	2,913

	Six Months Ended June 30, 2006
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$344,369	$24,659	$—	$369,028
Operating income	21,144	3,737	—	24,881
Depreciation and amortization	6,923	865	—	7,788
Capital expenditures	12,725	—	—	12,725

	As of June 30, 2006
Identifiable assets	378,049	10,194	—	388,243

	Six Months Ended June 30, 2005
	U. S.	International	Eliminations	Consolidated
Total operating revenues	$307,678	$24,491	$—	$332,169
Operating income	16,528	3,520	—	20,048
Depreciation and amortization	7,903	854	—	8,757
Capital expenditures	5,523	13	—	5,536

	As of December 31, 2005
Identifiable assets	371,670	10,735	—	382,405

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of June 30, 2006 and December 31, 2005, we had reserves in the amount of $13.5 million and $17.2 million, respectively, for all environmental matters discussed below.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The activity in the environmental liability reserves is as follows at June 30, 2006 (in thousands):

2006
Reserve at beginning of year	$17,159
Payments	(4,611)
Additions	995

Reserve at end of period	$13,543

We increased our environmental reserves by $1.0 million mainly due to developments at our Bridgeport, New Jersey site and our William Dick, Pennsylvania site. The balances presented include both long term and current environmental reserves. We expect these environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified on the Consolidated Statements of Operations within the “Selling and administrative” category.

We are currently responsible for remediating and investigating five properties under federal and state Superfund programs where we are the only responsible party. Each of these five remediation projects relates to operations conducted by Chemical Leaman Corporation (“CLC”) prior to our acquisition of and merger with CLC in 1998. The two most significant Superfund sites are:

Bridgeport, New Jersey

QDI is required under the terms of two federal consent decrees to perform remediation at this operating truck terminal and tank wash site. CLC entered into consent orders with USEPA in May 1991 for the treatment of groundwater (operable unit one or “OU1”) and October 1998 for the removal of contamination in the wetlands (OU3). In addition, we were required to assess the removal of contaminated soils (OU2).

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a two mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via in-situ treatment and a local discharge. The treatment facility has been approved and construction started in July, 2005. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate seven acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004 but was delayed due to weather-related issues. Field work was re-started in May 2005 and remediation work is on-going. Additional contamination has been identified since December 31, 2005. In regard to OU2, USEPA is now requiring a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the in-situ treatment previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated expenditures to be in the range of $6.0 million to $11.0 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (PADEP) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (OU1), treat contaminated groundwater (OU2), and perform remediation of contaminated soils (OU3) at this former wastewater disposal site. OU1 is complete. PADEP and USEPA had previously been unable to agree on the final interim remedy design for OU2; specifically, the discharge location for the treated groundwater. We have projected an interim remedy, which involves the construction of a treatment facility and discharge locally. A preliminary engineering design, which includes a discharge to a local tributary, was submitted in August 2004 to USEPA and PADEP for their review and comment. Agency comments have been received and a final design has been submitted to the agency and is pending final approval. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (SVE). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

operation in May 2004. We determined in June 2004 that we would incur increased expense due to the off-site additional contaminated soil that was found to be incompatible with the thermal treatment unit, the increased volume of soil subject to thermal treatment based on an increase in the lateral extent of contamination, and the discovery of buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. This work was completed in early 2005. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We excavated the pond’s three soils into discrete piles and determined the best approach to treat these soil piles. It was determined that most of the soil piles could be treated on site using SVE as originally planned. However, some modifications to the design had to be made in order to treat a limited number of soil piles. The SVE work began in 2006 and is on-going. We have estimated expenditures to be in the range of $2.0 million to $3.2 million.

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

Charleston, West Virginia: CLC completed a remediation of a former drum disposal area in 1995 at its active truck terminal and tank wash site under the terms of a State hazardous waste permit. The State has required supplemental groundwater monitoring in connection with the same permit. We have completed this work and believe that no additional remediation will be required.

East Rutherford, New Jersey: CLC entered into a Memorandum of Agreement with the State of New Jersey on June 11, 1996 obligating it to perform a Remedial Investigation and Remedial Action with respect to a subsurface loss of an estimated 7,000 gallons of fuel oil at this active truck terminal and tank wash site. We have completed the recovery of free product and conducted groundwater monitoring and are awaiting final approval of a plan to terminate further remedial action with some limited contamination left in place.

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

We have estimated expenditures for these other owned properties to be in the range of $2.9 million to $4.5 million.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

We were notified in August, 2004 of potential liabilities involving the Lower Passaic River Study Area in New Jersey and the Malone Superfund Site in Texas. We will be participating in the initial studies of these two sites to determine site remediation objectives, goals and technologies. Since the overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase at the two sites.

We were also notified in August, 2004 of our potential liability for remedial measures to be undertaken by the EPA at the Mobile Tank Wash Facility Superfund Site in Mobile, Alabama. Liability cannot be estimated at this time. We have asserted claims against the site owner (currently in bankruptcy) and the owner’s insurers.

We have estimated expenditures for these other environmental matters to be in the range of $1.4 million to $3.8 million.

Routine Legal Matters

Other than reported in this Note and in the “Item 3—Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005 and in “Note 19. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K, we are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

8. Guarantor Subsidiaries

The 9% Senior Subordinated Notes due 2010 and the Senior Floating Interest Rate Subordinated Term Notes due 2012 issued by QD LLC and QD Capital are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by all of our direct and indirect domestic subsidiaries, and by QDI. Each of our direct and indirect subsidiaries, including QD LLC, is 100% owned. All non-domestic subsidiaries including Levy Transport, Ltd. are non-guarantor subsidiaries. QD Capital has no material assets or operations.

QD LLC conducts substantially all of its business through and derives virtually all of its income from its subsidiaries. Therefore, its ability to make required principal and interest payments with respect to its indebtedness depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments. The subsidiary guarantors are wholly— owned subsidiaries of QD LLC and have fully and unconditionally guaranteed the 9% Senior Subordinated Notes and the Senior Floating Interest Rate Subordinated Term Notes on a joint and several basis.

The following condensed consolidating financial information for QDI, QD LLC, QD Capital (which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at June 30, 2006 and December 31, 2005 and condensed consolidating statements of operations for each of the three and six month periods ended June 30, 2006 and June 30, 2005 and the consolidating statements and cash flows for each of the six month periods ended June 30, 2006 and June 30, 2005.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended June 30, 2006

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$149,317	$—	$—	$149,317
Other service revenue	—	—	17,100	260	—	17,360
Fuel surcharge	—	—	23,601	—	—	23,601

Total operating revenues	—	—	190,018	260	—	190,278

Operating expenses:
Purchased transportation	—	—	129,809	—	—	129,809
Compensation	—	—	18,393	—	—	18,393
Fuel, supplies and maintenance	—	—	12,791	5	—	12,796
Depreciation and amortization	—	—	3,697	154	—	3,851
Selling and administrative	—	—	5,420	66	—	5,486
Insurance claims	—	—	4,044	—	—	4,044
Taxes and Licenses	—	—	854	1	—	855
Communication and utilities	—	—	2,307	—	—	2,307
(Gain)/loss on disposal of property and equipment	—	—	(66)	—	—	(66)
PPI class action settlement and related expenses	—	—	—	—	—	—

Operating income	—	—	12,769	34	—	12,803

Interest expense	—	(7,844)	40	—	(109)	(7,913)
Interest income	739	—	(80)	124	109	892
Write-off of debt issuance costs	—	—	—	—	—	—
Other income (expense)	—	—	132	87	—	219

Income (loss) before taxes	739	(7,844)	12,861	245	—	6,001
Income tax (provision) benefit	—	785	(1,186)	(66)	—	(467)
Equity in earnings (loss) of subsidiaries	4,795	11,854	—	—	(16,650)	—

Net income (loss)	$5,534	$4,795	$11,675	$179	$(16,650)	$5,534

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended June 30, 2005

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$139,230	$398	$—	$139,628
Other service revenue	—	—	16,814	212	—	17,026
Fuel surcharge	—	—	14,319	58	—	14,377

Total operating revenues	—	—	170,363	668	—	171,031

Operating expenses:
Purchased transportation	—	—	118,478	34	—	118,512
Compensation	—	—	16,281	161	—	16,442
Fuel, supplies and maintenance	—	—	9,024	260	—	9,284
Depreciation and amortization	—	—	4,136	168	—	4,304
Selling and administrative	—	—	4,259	33	—	4,292
Insurance claims	—	—	5,388	—	—	5,388
Taxes and Licenses	—	—	999	12	—	1,011
Communication and utilities	—	—	1,997	11	—	2,008
(Gain)/loss on disposal of property and equipment	—	—	81	—	—	81
PPI class action settlement and related expenses	—	—	404	—	—	404

Operating income	—	—	9,316	(11)	—	9,305

Interest expense	—	(6,722)	111	(7)	108	(6,510)
Interest income	—	—	61	108	(108)	61
Write-off of debt issuance costs	—	—	—	—	—	—
Other income (expense)	—	—	23	—	—	23

Income (loss) before taxes	—	(6,722)	9,511	90	—	2,879
Income tax (provision) benefit	—	642	(701)	(102)	—	(161)
Equity in earnings (loss) of subsidiaries	2,718	8,798	—	—	(11,523)	—

Net income (loss)	$2,718	$2,718	$8,810	$(12)	$(11,523)	$2,718

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Six Months Ended June 30, 2006

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$291,629	$—	$—	$291,629
Other service revenue	—	—	34,926	538	—	35,464
Fuel surcharge	—	—	41,935	—	—	41,935

Total operating revenues	—	—	368,490	538	—	369,028

Operating expenses:
Purchased transportation	—	—	251,390	—	—	251,390
Compensation	—	—	36,274	—	—	36,274
Fuel, supplies and maintenance	—	—	23,722	17	—	23,739
Depreciation and amortization	—	—	7,460	328	—	7,788
Selling and administrative	—	—	10,577	174	—	10,751
Insurance claims	—	—	7,928	—	—	7,928
Taxes and Licenses	—	—	1,644	1	—	1,645
Communication and utilities	—	—	4,855	—	—	4,855
(Gain)/loss on disposal of property and equipment	—	—	(223)	—	—	(223)
PPI class action settlement and related expenses	—	—	—	—	—	—

Operating income	—	—	24,863	18	—	24,881

Interest expense	—	(15,081)	(184)	—	—	(15,265)
Interest income	739		124	247		1,110
Write-off of debt issuance costs	—	—	—	—	—	—
Other income (expense)	—	—	270	87	—	357

Income (loss) before taxes	739	(15,081)	25,073	352	—	11,083
Income tax (provision) benefit	—	1,400	(2,407)	(62)	—	(1,069)
Equity in earnings (loss) of subsidiaries	9,275	22,956	—	—	(32,232)	—

Net income (loss)	$10,014	$9,275	$22,666	$290	$(32,232)	$10,014

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Six Months Ended June 30, 2005

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$272,045	$797	$—	$272,842
Other service revenue	—	—	33,443	437	—	33,880
Fuel surcharge	—	—	25,339	108	—	25,447

Total operating revenues	—	—	330,827	1,342	—	332,169

Operating expenses:
Purchased transportation	—	—	229,430	65	—	229,495
Compensation	—	—	30,687	330	—	31,017
Fuel, supplies and maintenance	—	—	15,960	481	—	16,441
Depreciation and amortization	—	—	8,419	338	—	8,757
Selling and administrative			10,493	70		10,563
Insurance claims	—	—	9,190	—	—	9,190
Taxes and Licenses	—	—	1,604	24	—	1,628
Communication and utilities	—	—	4,053	11	—	4,064

(Gain)/loss on disposal of property and equipment	—	—	53	—	—	53
PPI class action settlement and related expenses	—	—	913	—	—	913

Operating income	—	—	20,025	23	—	20,048

Interest expense	—	(13,076)	(44)	(7)	263	(12,864)
Interest income	7	—	95	263	(263)	102
Write-off of debt issuance costs	—	(1,110)	—	—	—	(1,110)
Other income (expense)	—	—	3	(13)	—	(10)

Income (loss) before taxes	7	(14,186)	20,079	266	—	6,166
Income tax (provision) benefit	—	1,123	(1,419)	(236)	—	(532)
Equity in earnings (loss) of subsidiaries	5,627	18,690	—	—	(24,324)	—

Net income (loss)	$5,634	$5,627	$18,660	$30	$(24,324)	$5,634

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

June 30, 2006

Unaudited – (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$676	$1,320	$—	$1,996
Accounts receivable, net	—	—	100,182	190	—	100,372
Current maturities of notes receivable from affiliates	—	—	44	—	—	44
Prepaid expenses	—	34	5,461	—	—	5,495
Prepaid tires	—	—	7,606	42	—	7,648
Other	—	—	9,059	15	—	9,074

Total current assets	—	34	123,028	1,567	—	124,629

Property and equipment, net	—	—	114,395	1,393	—	115,788
Assets held-for-sale	—	—	553	—	—	553
Goodwill	—	—	134,386	—	—	134,386
Intangibles, net	—	—	1,098	—	—	1,098
Notes receivable from affiliates, net	—	—	75	—	—	75
Investment in subsidiaries	(11,296)	507,753	—	—	(496,457)	—
Other assets	—	7,572	4,142	—	—	11,714

Total assets	$(11,296)	$515,359	$377,677	$2,960	$(496,457)	$388,243

LIABILITIES, MINORITY INTEREST, SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Current maturities of capital leases		—	190			190
Accounts payable	—	—	14,734	11	—	14,745
Intercompany	—	236,427	(232,754)	(3,673)	—	—
Affiliates and independent owner-operators payable	—	—	14,730	—	—	14,730
Accrued expenses	—	3,623	17,554	28	—	21,205
Environmental liabilities	—	—	9,198	—	—	9,198
Accrued loss and damage claims	—	—	9,748	—	—	9,748
Income taxes payable	—	—	(133)	393	—	260

Total current liabilities	—	241,450	(166,733)	(3,241)	—	71,476

Long-term indebtedness, less current maturities	—	285,205	—	—	—	285,205
Long-term capital leases, less current maturities			667			667
Environmental liabilities	—	—	4,345	—	—	4,345
Accrued loss and damage claims	—	—	25,032	—	—	25,032
Other non-current liabilities	—	—	10,133	—	—	10,133
Deferred tax liability	—	—	—	848	—	848

Total liabilities	—	526,655	(126,556)	(2,393)	—	397,706

Minority interest in subsidiary	—	—	1,833	—	—	1,833

Shareholders’ equity (deficit):
Common stock	359,382	362,700	412,725	7,630	(783,055)	359,382
Treasury stock	(2,613)	—	—	—	—	(2,613)
(Accumulated deficit)/retained earnings	(159,015)	(165,244)	108,536	(1,920)	58,628	(159,015)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(19,163)	(19,163)	(18,861)	(302)	38,326	(19,163)
Stock purchase warrants	43	—	—	—	—	43
Unearned compensation, restricted stock and stock units	—	—	—	—	—	—
Stock subscription receivable	(341)	—	—	—	—	(341)

Total shareholders’ equity (deficit)	(11,296)	(11,296)	502,400	5,353	(496,457)	(11,296)

Total liabilities, minority interest and shareholders’ equity (deficit)	$(11,296)	$515,359	$377,677	$2,960	$(496,457)	$388,243

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2005

Audited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$607	$1,029	$—	$1,636
Accounts receivable, net	—	—	101,346	7	—	101,353
Current maturities of notes receivable from affiliates	—	—	145	—	—	145
Prepaid expenses	—	83	5,253	—	—	5,336
Prepaid tires	—	—	7,319	41	—	7,360
Other	—	—	5,028	(156)	—	4,872

Total current assets	—	83	119,698	921	—	120,702

Property and equipment, net	—	—	113,503	1,696	—	115,199
Assets held-for-sale	—	—	158	—	—	158
Goodwill	—	—	133,138	—	—	133,138
Intangibles, net	—	—	1,165	—	—	1,165
Notes receivable from affiliates, net	—	—	112	—	—	112
Investment in subsidiaries	(22,110)	513,380	—	—	(491,270)	—
Other assets	—	8,509	3,422	—	—	11,931

Total assets	$(22,110)	$521,972	$371,196	$2,617	$(491,270)	$382,405

LIABILITIES, MINORITY INTEREST, SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$115	$—	$—	$1,515
Accounts payable	—	—	16,609	—	—	16,609
Intercompany	—	252,188	(248,730)	(3,458)	—	—
Affiliates and independent owner-operators payable	—	—	11,979	—	—	11,979
Accrued expenses	—	3,511	18,537	(2)	—	22,046
Environmental liabilities	—	—	8,516	—	—	8,516
Accrued loss and damage claims	—	—	9,598	—	—	9,598
Income taxes payable	—	—	—	—	—	—

Total current liabilities	—	257,099	(183,376)	(3,460)	—	70,263

Long-term indebtedness, less current maturities	—	286,983	618	—	—	287,601
Environmental liabilities	—	—	8,643	—	—	8,643
Accrued loss and damage claims	—	—	25,032	—	—	25,032
Other non-current liabilities	—	—	10,213	—	—	10,213
Deferred tax liability	—	—	—	930	—	930

Total liabilities	—	544,082	(138,870)	(2,530)	—	402,682

Minority interest in subsidiary	—	—	1,833	—	—	1,833

Shareholders’ equity (deficit):
Common stock	359,772	355,275	441,224	7,629	(804,128)	359,772
Treasury stock	(1,042)	—	—	—	—	(1,042)
(Accumulated deficit)/retained earnings	(168,710)	(168,717)	85,869	(2,209)	85,057	(168,710)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(19,079)	(19,079)	(18,860)	(218)	38,157	(19,079)
Stock purchase warrants	54	—	—	—	—	54
Unearned compensation, restricted stock and stock units	(1,975)	—	—	—	—	(1,975)
Stock subscription receivable	(1,541)	—	—	—	—	(1,541)

Total shareholders’ equity (deficit)	(22,110)	(22,110)	508,233	5,147	(491,270)	(22,110)

Total liabilities, minority interest and shareholders’ equity (deficit)	$(22,110)	$521,972	$371,196	$2,617	$(491,270)	$382,405

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six months Ended June 30, 2006

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$10,014	$9,275	$22,667	$290	$(32,232)	$10,014
Adjustments for non-cash charges	(10,014)	(21,884)	8,367	328	32,232	9,029
Net Changes in assets and liabilities	—	(1,252)	(11,807)	(3,773)	—	(16,832)
Intercompany activity	—	13,861	(17,330)	3,469	—	—

Net cash provided by (used in) operating activities	—	—	1,897	314	—	2,211

Cash flows from investing activities:
Capital expenditures	—	—	(8,095)	—	—	(8,095)
Acquisition of business assets			(4,630)			(4,630)
Proceeds from sales of property and equipment	—	—	3,330	—	—	3,330
Other	—	—	—	—	—	—

Net cash used in investing activities	—	—	(9,395)	—	—	(9,395)

Cash flows from financing activities:
Proceeds from issuance of long-term debt		—				—
Principal payments of long-term debt and capital lease obligations	—	(700)	(57)	—	—	(757)
Proceeds from revolver		113,900				113,900
Payments on revolver		(115,100)				(115,100)
Deferred financing fees	—	—	—	—	—	—
Other	—	—	9,431	—	—	9,431
Intercompany activity	—	1,900	(1,900)	—	—	—

Net cash provided by financing activities	—	—	7,474	—	—	7,474

Net increase in cash and cash equivalents	—	—	(24)	314	—	290
Effect of exchange rate changes on cash	—	—	93	(23)	—	70
Cash, beginning of period	—	—	607	1,029	—	1,636

Cash, end of period	$—	$—	$676	$1,320	$—	$1,996

Condensed Consolidating Statements of Cash Flows

Six months Ended June 30, 2005

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,634	$5,634	$18,660	$30	$(24,324)	$5,634
Adjustments for non-cash charges	(5,634)	(18,774)	12,128	338	24,324	12,382
Net Changes in assets and liabilities	—	16,595	(30,762)	(239)	—	(14,406)
Intercompany activity	—	(3,455)	4,883	(1,428)	—	—

Net cash provided by (used in) operating activities	—	—	4,909	(1,299)	—	3,610

Cash flows from investing activities:
Capital expenditures	—	—	(5,523)	(13)	—	(5,536)
Acquisition of business assets						—
Proceeds from sales of property and equipment	—	—	1,609	20	—	1,629
Other	—	—	—	—	—	—

Net cash used in investing activities	—	—	(3,914)	7	—	(3,907)

Cash flows from financing activities:
Proceeds from issuance of long-term debt		83,300				83,300
Principal payments of long-term debt and capital lease obligations	—	(78,200)	—	—	—	(78,200)
Proceeds from revolver		62,700				62,700
Payments on revolver		(68,500)				(68,500)
Deferred financing fees	—	(2,755)	—	—	—	(2,755)
Other	—		2,323	—	—	2,323
Intercompany activity	—	3,455	(3,455)	—	—	—

Net cash used in financing activities	—	—	(1,132)	—	—	(1,132)

Net decrease in cash and cash equivalents	—	—	(137)	(1,292)	—	(1,429)
Effect of exchange rate changes on cash			4	—		4
Cash, beginning of period	—	—	730	1,970	—	2,700

Cash, end of period	$—	$—	$597	$678	$—	$1,275

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

Overview

We operate the largest dedicated bulk tank truck network in North America based on bulk service revenues as reported in Bulk Transporter’s 2005 Annual Gross Revenue Report. The bulk tank truck market in North America includes all items shipped by bulk tank truck carriers and consists primarily of the shipping of chemicals, gasoline and food-grade products. We transport a broad range of chemical products and provide our customers with value-added services. We extensively utilize third-party affiliate terminals and owner-operator drivers in our core bulk service network. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including: The Dow Chemical Company, Procter & Gamble Company, E.I. duPont and PPG Industries, and we provide services to most of the top 100 chemical producers in the world with U.S. operations. We expect to grow as our customers continue to outsource more of their logistic needs to full-service carriers.

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share, and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. Additionally, we also provide leasing, tank cleaning, transloading and warehousing, which are presented as other service revenue. We also facilitate insurance products for drivers and affiliates through an independent third party. The principal components of our operating costs include purchased transportation, salaries, wages, benefits, annual tractor and trailer maintenance costs, insurance, technology infrastructure and fuel costs.

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

We acquired the business of two transportation companies in the six months ended June 30, 2006 for approximately $3.9 million. We expect to pay an additional amount of up to $0.5 million, based on defined criteria, for one of these acquisitions during the third quarter of fiscal year 2006. We also purchased the business of an affiliate for $0.7 million in fiscal 2006.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

As of June 30, 2006, we had unrecognized stock compensation expense of $4.1 million of which $3.0 million is for awards under the 2003 Stock Option Plan and is expected to be recognized over a weighted average period of approximately 3.1 years, $0.3 million is for awards under the 2003 Restricted Incentive Stock Plan and is expected to be recognized over a weighted average period of approximately 3.0 years, and $0.8 million is for the stock units granted in 2005 and is expected to be recognized over a weighted average period of approximately 0.5 years.

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

Goodwill—Goodwill is reviewed for impairment annually and whenever events or circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events or circumstances indicate possible impairment. We identified three reporting units: transportation operations, insurance operations and Mexican operations. We allocated goodwill to the transportation operation as it principally resulted from the acquisition of CLC in 1998. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill. We performed our annual assessment during the second quarter of 2006. We used a combination of discounted cash flows and valuation of our capital structure to estimate the fair value. Projections for future cash flows were based on our recent operating trends. If actual cash flows turn out to be significantly less than projections, then the impairment analysis could change, possibly resulting in future impairment charges.

Deferred tax assets—We use the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized, the assets must be reduced by a valuation allowance. Since realization is not assured as of June 30, 2006, management has deemed it appropriate to establish a valuation allowance against the deferred tax assets. Any change in the actual future results of operations could impact the valuation of the net deferred tax assets.

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

In prior years, we used Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation,” and the related interpretations to account for our stock based compensation plans. Except as described below, no compensation cost had been recorded at the grant dates, as the option price has been greater than or equal to the market price of the common stock on the applicable measurement date for all options issued. The pro forma fair value of options granted during the first six months of 2006 was based upon the Black-Scholes option-pricing model using certain defined criteria. See Note 4 to our consolidated financial statements for more information on stock-based compensation.

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

In May 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are in the process of analyzing the January 2007 adoption of FIN 48 in order to determine its effects, if any, on our financial position, results of operations or cashflows.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and six months ended June 30, 2006 and June 30, 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Transportation	78.5%	81.6%	79.0%	82.1%
Other service revenue	9.1%	10.0%	9.6%	10.2%
Fuel surcharge	12.4%	8.4%	11.4%	7.7%

Total operating revenues	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	68.2%	69.3%	68.1%	69.1%
Compensation	9.7%	9.6%	9.8%	9.3%
Fuel, supplies and maintenance	6.7%	5.4%	6.5%	5.0%
Depreciation and amortization	2.0%	2.5%	2.1%	2.6%
Selling and administrative	2.9%	2.5%	2.9%	3.2%
Insurance claims	2.1%	3.2%	2.2%	2.8%
Taxes and licenses	0.5%	0.6%	0.5%	0.5%
Communication and utilities	1.2%	1.2%	1.3%	1.2%
Gain on disposal of property and equipment	0.0%	0.1%	-0.1%	0.0%
PPI class action settlement and related expenses	0.0%	0.2%	0.0%	0.3%

Total operating expenses	93.3%	94.6%	93.3%	94.0%

Operating income	6.7%	5.4%	6.7%	6.0%

Interest expense, net	-4.2%	-3.8%	-4.1%	-3.9%
Interest income	0.5%	0.1%	0.3%	0.1%
Write-off of debt issuance costs	0.0%	0.0%	0.0%	-0.3%
Other income/(expense)	0.1%	0.0%	0.1%	0.0%

Income before income taxes	3.1%	1.7%	3.0%	1.9%
Provision for income taxes	-0.2%	-0.1%	-0.3%	-0.2%

Income from continuing operations	2.9%	1.6%	2.7%	1.7%

The following table shows the approximate number of terminals, drivers, tractors and trailers that we managed (including affiliates and owner-operators) as of June 30, 2006 and 2005:

	As of June 30,
	2006	2005
Terminals *	168	168
Drivers	3,397	3,224
Tractors **	3,744	3,508
Trailers ***	7,594	7,379

*	excludes transload facilities
**	includes 80 tractors held as inventory for sale as of June 30, 2006
***	excludes 353 and 462 trailers that are held-for-sale for 2006 and 2005, respectively

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Three months Ended June 30, 2006 Compared to Three months Ended June 30, 2005

Revenues. For the quarter ended June 30, 2006, total revenues were $190.3 million, an increase of $19.3 million, or 11.3%, from revenues of $171.0 million for the same period in 2005. Transportation revenue increased $9.7 million, or 6.9%, primarily due to rate increases incorporated into our contracts over the past twelve months and also due to a slight increase in the total number of miles driven. The average number of miles per load increased over the prior year period.

Other service revenues increased $0.3 million, or 2.0%. This increase was primarily due to a $0.8 million increase in revenues at our tank wash business which was partially offset by a $0.5 million decrease in rental revenues from our affiliates. Fuel surcharge revenue increased $9.2 million, or 64.2% primarily due to an increase in the price of fuel and also due to a slight increase in the total number of miles driven.

Operating expenses. Purchased transportation increased by $11.3 million, or 9.5%, due primarily to higher revenues and increased fuel costs passed on to our drivers and affiliates. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 75.1% for the current quarter versus 77.0% for the prior-year quarter due partially to the conversion of affiliate terminals to Company terminals. The percentage of our transportation revenue (including fuel surcharge) generated by our affiliates decreased to 68.0% for the second quarter of 2006 versus 77.6% for the 2005 quarter. Overall, this conversion resulted in our affiliate transportation revenue (excluding fuel surcharges) decreasing 4.7% from the comparable prior year quarter while the transportation revenue for Company terminals increased by 11.6%. We pay our affiliates a greater percentage of revenues generated by them than are paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. While we paid our affiliates approximately 85% of the transportation revenue during the 2006 and prior year quarters, we paid owner-operators approximately 65% of transportation revenue during the current quarter compared to approximately 62% of transportation revenue in the comparable prior-year quarter because of rate increases and fuel surcharges paid to owner-operators.

Compensation expense increased $2.0 million, or 11.9%, primarily due to 11 new or converted Company terminals added over the prior year and a $0.8 million increase of stock-based compensation expense. This increase was offset in part by a $0.6 million decrease in pension and healthcare costs. Total stock-based compensation expense for the current quarter was $0.7 million compared with the 2005 quarter credit of $0.1 million. This increase is largely due to the implementation of SFAS 123R on January 1, 2006 and the grant of additional stock options, restricted stock and stock units.

Fuel, supplies and maintenance increased $3.5 million, or 37.8%, due to higher fuel costs, costs associated with the purchase of tires, increased trailer and tractor maintenance as we increase our capacity, increased cleaning of our trailers, and increased trailer rent as we fund the expansion of our trailer fleet through the use of operating leases. Depreciation expense decreased $0.5 million, or 10.5%, due primarily to the sale of tractors in prior quarters, the use of rented trailers as well as a number of assets becoming fully depreciated throughout 2005.

Selling and administrative expenses increased by $1.2 million, or 27.8%, due in part to a $0.4 million net increase in our environmental reserves primarily related to activity at our William Dick, PA site offset by decreases in some of our other sites, the reduction of a payable to Apollo Management, L.P., our majority shareholder, for advisory and consulting services, which totaled $0.3 million for the three months ended June 30, 2005. Insurance expense decreased by $1.3 million, or 24.9%, due primarily to an improvement in our loss experience in 2006 which was partially offset by $1.4 million of cleanup costs related to a chemical release at one of our tank wash facilities. Additionally, in the second quarter of 2006, we received $0.4 million of insurance premium refunds. In the second quarter of 2005, we received $1.2 million of insurance reimbursement funds and reversed $0.6 million of fines and penalties accrued for our insurance subsidiary in the fourth quarter of 2004.

Communication and utilities costs increased by $0.3 million, or 14.9%, primarily due to the increased costs of fuel costs passed on to our tank wash facility from utility companies and increased communication costs arising in part from an increase in company terminals. Due to the court approval of the settlement agreement by the parties in October and November 2005, the PPI class action settlement and related expenses decreased $0.4 million.

Operating income and margin. For the quarter ended June 30, 2006, operating income totaled $12.8 million, an increase of $3.5 million or 37.6%, compared to $9.3 million for the same period in 2005. The operating margin for the quarter ended June 30, 2006, was 6.7% compared to 5.4% for the same period in 2005 as a result of the above items.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Interest increased by $1.4 million or 21.6% in the second quarter of 2006 compared to the same period in 2005, as a result of the use of increased variable debt and the concurrent increase in interest rates over the prior year. Interest income increased by $0.8 million due primarily to the realization of $0.7 million of interest income arising from the payment in stock of two stock subscription notes.

The provision for income taxes increased by $0.3 million for the three months ended June 30, 2006 from the same period in 2005 primarily due to alternative minimum taxes, state franchise and foreign taxes. The provision in the prior year period represents state franchise and foreign taxes.

Net income. For the quarter ended June 30, 2006, our net income was $5.5 million, an increase of $2.8 million or more than 100% compared to $2.7 million for the same period last year period.

Six months Ended June 30, 2006 Compared to Six months Ended June 30, 2005

Revenues. For the six months ended June 30, 2006, total revenues were $369.0 million, an increase of $36.9 million, or 11.1%, from revenues of $332.2 million for the same period in 2005. Transportation revenue increased $18.8 million, or 6.9%, primarily due to rate increases incorporated into our contracts over the past twelve months and also due to a slight increase in the total number of miles driven. The average number of miles per load increased over the prior year period.

Other service revenues increased $1.6 million, or 4.7%. This increase was primarily due to a $2.0 million increase in revenues at our tank wash business and a $1.0 million increase in miscellaneous other service revenues offset in part by a $1.1 million decrease in rental revenues from affiliates. Fuel surcharge revenue increased $16.5 million, or 64.8% primarily due to an increase in the price of fuel and also due to a slight increase in the number of miles driven.

Operating expenses. Purchased transportation increased by $21.9 million, or 9.5%, due primarily to higher revenues and increased fuel costs passed on to our drivers and affiliates. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 75.4% for the current year period versus 76.9% for the prior year period due partially to the conversion of affiliate terminals to Company terminals. The percentage of our transportation revenue (including fuel surcharge) generated by our affiliates decreased to 70.0% for the 2006 period versus 77.7% for the 2005 period. Overall, this conversion resulted in our affiliate transportation revenue (excluding fuel surcharges) decreasing 6.0% from the prior year period while the transportation revenue for company-owned terminals increased by 20.1%. We pay our affiliates a greater percentage of revenues generated by them than are paid to company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. While we paid our affiliates approximately 85% of the transportation revenue during the 2006 period and prior year quarters, we paid owner-operators approximately 65% of transportation revenue during the current period compared to approximately 62% of transportation revenue in the comparable prior year period because of rate increases and fuel surcharges paid to owner-operators.

Compensation expense increased $5.3 million, or 16.9%, primarily due to 11 new or converted company terminals added over the prior year, company-wide compensation increases and an increase of stock-based compensation expense offset in part by a $0.6 million decrease in pension costs. Total stock-based compensation expense for the first six months of 2006 was $1.5 million compared with the prior year of $0.1 million, which is largely due to the implementation of SFAS 123R on January 1, 2006 and the grant of additional stock options, restricted stock and stock units.

Fuel, supplies and maintenance increased $7.3 million, or 44.4%, due to higher fuel costs, increased costs associated with the purchase of tires, increased trailer and tractor maintenance as we increase our capacity, increased cleaning of our trailers, and increased trailer rent as we fund the expansion of our trailer fleet through the use of operating leases versus capital expenditures. Depreciation expense decreased $1.0 million, or 11.1%, due primarily to the sale of tractors in the prior year comparable period, the use of rented trailers as well as a number of assets becoming fully depreciated throughout 2005.

Selling and administrative expenses increased by $0.2 million, or 1.8%, primarily due to a $1.0 million net increase in our environmental reserves related to activity at our William Dick, Pennsylvania and Bridgeport, New Jersey sites reduced in part by cost reductions at other environmental sites and the reduction of a payable to Apollo Management, L.P., our majority shareholder, for advisory and consulting services, which totaled $0.7 million for the six months ended June 30, 2005 and was fully settled in January, 2006. These increases were offset in part by a reduction in professional costs associated in part with our initial efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in the prior year and a

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

decrease in our bad debt expense resulting from improved collection. Insurance expense decreased by $1.3 million, or 13.7%, due primarily to an improvement in our loss experience in 2006 and a reduction in claims on insurance policies retained by our insurance subsidiary partially offset by $1.4 million of cleanup costs related to a chemical release at one of our tank wash facilities. In the second quarter of 2006, we received $0.4 million of insurance premium refunds. In the second quarter of 2005, we received $1.2 million of insurance reimbursement funds and reversed $0.6 million of fines and penalties accrued for our insurance subsidiary in the fourth quarter of 2004.

We incurred a gain of $0.2 million on the sale of various real and personal property compared to losses on the sale of such property in the prior year. Due to the court approval of the settlement agreement by the parties in October and November 2005, the PPI class action settlement and related expenses decreased $0.9 million.

Operating income and margin. For the six months ended June 30, 2006, operating income totaled $24.9 million, an increase of $4.8 million or 24.1%, compared to $20.0 million for the same period in 2005. The operating margin for the first six months ended June 30, 2006, was 6.7% compared to 6.0% for the same period in 2005 as a result of the above items.

Interest increased by $2.4 million or 18.7% in the first six months of 2006 compared to the same period in 2005, as a result of the use of increased variable debt and the concurrent increase in interest rates over the prior year period. Interest income increased by $1.0 million due primarily to the realization of $0.7 million of interest income arising from the payment in stock of two stock subscription notes.

We wrote off $1.1 million of debt issuance costs in the first six months of 2005 that were associated with the $70 million repayment of a term loan.

The provision for income taxes increased by $0.5 million for the six months ended June 30, 2006 from the same period in 2005 primarily due to alternative minimum taxes, state franchise and foreign taxes. The provision in the prior year period represents state franchise and foreign taxes.

Net income. For the six months ended June 30, 2006, our net income was $10.0 million, an increase of $4.4 million or 77.7% compared to $5.6 million for the same period last year.

Liquidity and Capital Resources

The following summarizes our cash flows for the six months ended 2006 and 2005 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Six months ended June 30,
(In Thousands)	2006	2005
Net cash provided by operating activities	$2,211	$3,610
Net cash (used in) investing activities	(9,395)	(3,907)
Net cash provided by (used in) financing activities	7,474	(1,132)

Net increase/(decrease) in cash	290	(1,429)
Effect of exchange rate changes on cash	70	4
Cash and cash equivalents at beginning of year	1,636	2,700

Cash and cash equivalents at end of period	$1,996	$1,275

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Our revolving credit agreement terminates in November 2008. Our primary cash needs consist of capital expenditures and debt service including our variable term loan due in 2009, our 9% Senior Subordinated Notes due 2010 (“9% Senior Subordinated Notes”) and our Senior Floating Rate Notes due 2012 (“Senior Floating Rate Notes”) (which were issued in January 2005 and were used to pay off borrowings under our revolver and our Series B floating interest rate notes, and to pay down our term loan). We incur capital expenditures for the purpose of purchasing tractors and trailers to meet our strategic needs during the year, and maintaining and improving our infrastructure. We plan to reduce our capital expenditures by entering into operating leases which will result in increased operating expenses in future periods.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

We have accrued $13.5 million for environmental claims and $34.8 million for loss and damage claims, and the timing of cash payment for such claims fluctuates from quarter to quarter.

We generated $2.2 million in cash for operating activities for the six-month period ended June 30, 2006 compared to $3.6 million for the comparable 2005 period. The $1.4 million decrease in cash provided by operating activities was primarily due to the utilization of cash for the purchase of tractors to be held for resale to new drivers, the payment of accounts payable, affiliate and owner-operator payables and environmental clean-up costs offset in part by increased profitability, improved accounts receivable collections and reduced payments for accrued loss and damage claims.

Cash used in investing activities totaled $9.4 million for the six-month period ended June 30, 2006, compared to $3.9 million used in the comparable 2005 period. The increase of $5.5 million is primarily the result of the purchase of business assets (including goodwill and intangible assets) for $4.6 million and a $2.6 million increase in capital expenditures for improving the tank wash facilities and acquiring tractors and trailers in 2006 versus 2005, offset by a $1.7 million increase in proceeds from the sale of real property, tractors and trailers.

Cash provided by financing activities increased to $7.5 million during the six-month period ended June 30, 2006, compared to net cash used in financing activities of $1.1 million for the same period in 2005 due primarily to the change in book overdraft in 2006. In the comparable prior year, we refinanced some of our debt and incurred debt financing costs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at June 30, 2006, over the periods we expect them to be paid (dollars in thousands):

	Total	Remainder of Fiscal Year 2006	Years 2007 & 2008	Years 2009 & 2010	The Five Years after 2010
Operating leases (1)	$38,060	$4,174	$19,718	$4,969	$9,199
Unconditional purchase commitments (2)	8,462	8,462	—	—	—
Total indebtedness (3)	287,950	700	14,600	187,650	85,000
Capital leases	857	93	367	338	59
Interest on indebtedness (4)	124,772	20,600	51,801	41,381	10,990

Total	$460,101	$34,029	$86,486	$234,338	$105,248

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases.
(2)	These obligations represent firm purchase commitments for the purchase of specified assets, which we expect to be funded in 2006 through a sale-leaseback arrangement.
(3)	Excludes a discount of $1.3 million.
(4)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of June 30, 2006 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of June 30, 2006 will remain in effect until maturity.

Additionally, we have $4.3 million of environmental liabilities, $8.2 million of pension plan obligations and $25.0 million of other long-term insurance claim obligations we expect to pay out over the next four to seven years. We also have $50.1 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of June 30, 2006 for our insurance administrator totaled $41.1 million. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letters of credit.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. The Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds were used to repay approximately $70 million of the term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of outstanding Series B Notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our credit facility. The credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The interest rate on the Senior Floating Rate Notes at June 30, 2006 and 2005 was 9.6% and 7.6%, respectively.

We incurred $2.4 million in debt issuance costs relating to the Senior Floating Rate Notes. We are amortizing these costs over the term of the notes. The balance of the debt issuance costs as of June 30, 2006 was $1.9 million.

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

Term Loan

On November 13, 2003, QD LLC and QD Capital, issued a private offering of $125 million aggregate principal amount of 9% Senior Subordinated Notes and entered into a new credit agreement consisting of a $140 million delayed draw term loan, a $75 million revolver and a $20 million pre-funded letter of credit facility. On March 10, 2005, we completed the conversion of the 9% Senior Subordinated Notes from private debt to public debt.

The term loan bears interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustment based upon the achievement of certain financial ratios. The principal payments are payable quarterly on March 15, June 15, September 15 and December 15. The term loan matures on November 12, 2009. The interest rate on the term loan at June 30, 2006 and 2005 was 8.3% and 6.2%, respectively.

We incurred $2.3 million in debt-issuance costs relating to the term loan. We are amortizing these costs over the term of the term loan to interest expense using the effective-interest method. The balance of these debt issuance costs as of June 30, 2006 was $1.1 million.

Revolving Credit Facility

The revolver comprises a $75.0 million revolver that is available until November 12, 2008 and a $20 million pre-funded letter of credit facility that is available until November 12, 2009. The revolver can be used for working capital and general corporate purposes, including permitted acquisitions and additional letters of credit. At June 30, 2006, we had $33.1 million available under the revolver and $50.1 million in outstanding letters of credit.

Interest on the revolver is, at our option, (a) 2.50% in excess of the Base Rate provided in the credit agreement, or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolver at June 30, 2006 and 2005 was 9.3% and 8.5%, respectively.

The credit facility provides for payment by us in respect of outstanding letters of credit of an annual fee equal to the spread over the Eurodollar rate for Eurodollar Loans under the revolver from time to time in effect on the aggregate

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

We incurred $1.5 million in debt-issuance costs relating to the revolver. We are amortizing these costs over the term of the revolver. The balance of the debt-issuance costs as of June 30, 2006 was $0.9 million.

9% Senior Subordinated Notes

The 9% Senior Subordinated Notes are unsecured obligations, due 2010, guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

We incurred $5.5 million in debt-issuance costs relating to the 9% Senior Subordinated Notes. We are amortizing these costs over the term of the 9% Senior Subordinated Notes. The balance of the debt issuance costs as of June 30, 2006 was $3.4 million.

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

The credit agreement contains restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions, redeemable common stock, preferred stock issuance, capital expenditures, and the payment of dividends. At June 30, 2006, we were in compliance with all these debt covenants. The credit agreement includes one financial covenant, the ratio of Senior Secured Debt (as defined) to Consolidated EBITDA (as defined), which must be maintained. As of June 30, 2006, QD LLC was in compliance with this financial covenant.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Debt Retirement

The following is a schedule of our indebtedness, including capital lease obligations, at June 30, 2006 over the periods we are required to pay such indebtedness (dollars in thousands):

	Remainder of 2006	2007	2008	2009	2010 and after	Total
Variable term loan due 2009	$700	$1,400	$1,400	$62,650	$—	$66,150
Capital lease obligations	93	198	169	172	225	857
Revolver	—	—	11,800	—	—	11,800
9% Senior Subordinated Notes, due 2010	—	—	—	—	125,000	125,000
Senior Floating Rate Notes, due 2012	—	—	—	—	85,000	85,000

Total	$793	$1,598	$13,369	$62,822	$210,225	$288,807

The above table does not include the remaining unamortized original issue discount of $1.3 million relating to the Senior Floating Rate Notes.

QD LLC, has the ability to incur additional debt, subject to limitations imposed by the credit facility and the indentures governing the 9% Senior Subordinated Notes and the Senior Floating Rate Notes. Under the indentures governing the notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.25 to 1.0 or less. As of June 30, 2006, we were in compliance with this covenant.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Section 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as well as of this Quarterly Report on Form 10-Q. These factors include:

•	general economic conditions,

•	the cyclical nature of the transportation industry due to various economic factors such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements,

•	our liability as a self-insurer to the extent of our deductibles as well as our ability to reduce our claims exposure through insurance due to changing conditions and pricing in the insurance marketplace,

•	competitive rate fluctuations,

•	the availability and cost of diesel fuel,

•	adverse weather conditions,

•	loss of qualified personnel, which could limit our growth and negatively affect operations,

•	our dependence on affiliates and owner-operators and our ability to attract and retain owner-operators, affiliates and Company drivers,

•	changes in, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry,

•	increased unionization, which could increase our operating costs or constrain operating flexibility,

•	our obligations under both historical and future environmental regulations and the increasing costs of environmental compliance,

•	our substantial leverage and restrictions contained in our debt agreements, including our credit facility and our indentures,

•	the loss of one or more significant customers,

•	the cost of complying with existing and future anti-terrorism security measures enacted by federal, state and municipal authorities,

•	changes in senior management,

•	our ability to successfully integrate acquired businesses,

•	our ability to achieve anticipated operating results in fiscal 2006,

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

•	interests of Apollo Management, our largest shareholder, which may conflict with your interests, and

•	the potential loss of our ability to use net operating losses to offset future income due to a change of control.

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

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are subject to market risks from interest rates due to our variable interest rate indebtedness, foreign currency fluctuations due to our international operations and increased commodity prices due to the diesel consumption necessary for our operations. During the six months ended June 30, 2006 and 2005, we did not hold derivative instruments or engage in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under QD LLC’s credit facility. Interest rates for the revolver are based, at QD LLC’s option, on either the administrative agent’s base rate plus 2.50% or upon the Eurodollar rate plus 3.50%. Interest rates for the term loan are based, at QD LLC’s option, upon the administrative agent’s base rate plus 2.0% or upon the Eurodollar rate plus 3.0%, in each case subject to reductions in the applicable margins for the revolver and term loan only if we reduce our total consolidated leverage below certain levels. The base rate for the revolver is equal to the higher of the prime rate or the federal funds overnight rate plus 0.5%. The base rate for our Senior Floating Rate Notes is LIBOR plus 4.50%.

$ in 000s	Balance at June 30, 2006	Interest Rate at June 30, 2006	Effect of 1% Change
Revolver	$11,800	9.25%	$118
Term Loan	66,150	8.32%	661
Senior Floating Rate Notes	85,000	9.58%	850

Total	$162,950		$1,629

At June 30, 2006, a 1% point increase in the current per annum interest rate for each would result in $1.6 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of June 30, 2006. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 6.7% of our consolidated revenue for the six months ended June 30, 2006 and 7.4% of our consolidated revenue for the six months ended June 30, 2005. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the six months ended June 30, 2006 were positively impacted by a $1.9 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first six months of 2006 related to changes in the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.2 million for the six months ended June 30, 2006, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at June 30, 2006, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. In the six months ended June 30, 2006, a majority of fuel price fluctuations were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-159(f)) during the three months ended June 30, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A — Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors disclosed in the “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 and of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2006, we issued 15,948 shares of our common stock upon the cashless exercise of outstanding warrants. The shares were not registered under the Securities Act of 1933 and were sold pursuant to an exemption under Section 4(2) of the Securities Act and the rules of the SEC promulgated thereunder. These warrants were a part of the warrants issued to bondholders in 2002 in connection with an exchange offer. Warrants to purchase approximately 192,000 shares of our common stock at an exercise price of $2.94 per share were outstanding at June 30, 2006. These warrants expire January 15, 2007.

During the quarter ended June 30, 2006, we received 129,280 shares of our common stock in repayment for promissory notes in the aggregate principal amount of $1.2 million, together with approximately $0.7 million in accrued and unpaid interest, reflecting a weighted average value per share of $11.33.

ITEM 3 — Defaults Upon Senior Securities

None

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

ITEM 4 — Submission of Matters to a Vote of Security Holders

The annual general meeting of the shareholders of Quality Distribution, Inc. was held on May 18, 2006. At the meeting, the following actions were approved by the shareholders. There were no broker non-votes.

1. Twelve individuals were elected as directors of the Company. The voting was as follows:

	For	Withheld
Gerald L. Detter	16,886,702	1,366,388
Marc E. Becker	17,159,144	1,093,946
Robert H. Falk	17,159,144	1,093,946
Robert E. Gadomski	18,251,090	2,000
Joshua J. Harris	15,683,902	2,569,188
Richard B. Marchese	18,251,085	2,005
Thomas R. Miklich	18,253,090	0
Donald C. Orris	18,253,090	0
Eric L. Press	17,158,344	1,094,746
M. Ali Rashid	17,157,544	1,095,546
Alan H. Schumacher	18,133,772	119,318
Michael D. Weiner	17,158,344	1,094,746

2. The voting on the following resolution was as follows:

	For	Withheld	Abstain
Ratification of PricewaterhouseCoopers as Independent Registered Certified Public Accounting Firm	17,102,546	495	1,150,049

ITEM 5 — Other Information

None

ITEM 6 — Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

August 9, 2006	/s/ Gerald L. Detter
GERALD L. DETTER,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

August 9, 2006	/s/ Timothy B. Page
TIMOTHY B. PAGE, SENIOR VICE
PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)