Form 10-Q
period 2006-09-30
QUALITY DISTRIBUTION INC
filed 2006-11-09
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 1, 2006, the registrant had 19,000,488 outstanding shares of Common Stock, no par value, outstanding.

Audit Committee Draft – November 2, 2006

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Quality Distribution, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited — in 000’s, Except Per Share Amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Transportation	$149,150	$136,184	$440,779	$409,026
Other service revenue	15,524	16,990	50,728	50,747
Fuel surcharge	25,354	17,452	67,549	43,022

Total operating revenues	190,028	170,626	559,056	502,795

OPERATING EXPENSES:
Purchased transportation	128,973	119,465	380,363	348,960
Compensation	19,052	15,485	55,326	46,502
Fuel, supplies and maintenance	15,064	9,608	38,803	26,049
Depreciation and amortization	3,873	4,107	11,661	12,864
Selling and administrative	4,875	5,451	15,626	16,014
Insurance claims	2,232	6,746	10,160	15,936
Taxes and licenses	1,018	605	2,663	2,233
Communication and utilities	2,012	1,588	6,867	5,652
Loss (gain) on disposal of property and equipment	(697)	280	(920)	333
PPI class action settlement and related expenses	—	126	—	1,039

Total operating expenses	176,402	163,461	520,549	475,582

Operating income	13,626	7,165	38,507	27,213
Interest expense	(7,903)	(6,933)	(23,168)	(19,797)
Interest income	260	56	1,370	158
Write-off of debt issuance costs	—	—	—	(1,110)
Other income (expense)	(95)	132	262	122

Income before income taxes	5,888	420	16,971	6,586
Benefit (provision) for income taxes	32,139	(370)	31,070	(902)

Net income	$38,027	$50	$48,041	$5,684

PER SHARE DATA:
Net income per common share
Basic	$2.01	$0.00	$2.54	$0.30

Diluted	$1.94	$0.00	$2.46	$0.29

Weighted average number of shares
Basic	18,874	18,929	18,910	18,929

Diluted	19,569	19,217	19,548	19,302

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. And Subsidiaries

Consolidated Balance Sheets

(In 000’s)

Unaudited

CONSOLIDATED BALANCE SHEETS

For the Years Ended

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,952	$1,636
Accounts receivable, net	97,274	101,353
Prepaid expenses	4,828	5,336
Prepaid tires	7,445	7,360
Deferred tax asset, net	16,475	—
Other	12,521	5,017

Total current assets	141,495	120,702
Property and equipment, net	115,691	115,199
Assets held-for-sale	829	158
Goodwill	134,386	133,138
Intangibles, net	1,046	1,165
Non-current deferred tax asset, net	14,785	—
Other assets	10,953	12,043

Total assets	$419,185	$382,405

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$1,400	$1,400
Current maturities of capital lease obligations	779	115
Accounts payable	10,881	16,609
Affiliates and independent owner-operators payable	14,962	11,979
Accrued expenses	25,260	22,046
Environmental liabilities	6,425	8,516
Accrued loss and damage claims	7,027	9,598

Total current liabilities	66,734	70,263

Long-term indebtedness, less current maturities	279,915	286,983
Capital lease obligations, less current maturities	1,825	618
Environmental liabilities	5,535	8,643
Accrued loss and damage claims	26,025	25,032
Other non-current liabilities	9,672	10,213
Deferred tax liability	—	930

Total liabilities	389,706	402,682

Commitments and contingencies - Note 8
Minority interest in subsidiary	1,833	1,833

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value; 29,000 shares authorized; 19,150 issued at September 30, 2006 and 19,123 issued at December 31, 2005	360,062	359,772
Treasury stock, 180 and 93 shares at September 30, 2006 and December 31, 2005	(2,409)	(1,042)
Accumulated deficit	(121,006)	(168,710)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(19,115)	(19,079)
Stock purchase warrants	43	54
Unearned compensation, restricted stock and stock units	—	(1,975)
Stock subscriptions receivable	(340)	(1,541)

Total shareholders’ equity (deficit)	27,646	(22,110)

Total liabilities, minority interest and shareholders’ equity (deficit)	$419,185	$382,405

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2006 and 2005

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Unearned Compensation Restricted Stock	Stock Subscription Receivables	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2004	19,113	73	$357,777	$(743)	$(180,854)	$(189,589)	$(18,042)	$73	$(1,077)	$(1,645)	$(34,100)
Net income	—	—	—	—	5,684	—	—	—	—	—	5,684
Issuance of restricted stock	—	(15)	163	226	(226)	—	—	—	(163)	—	—
Issuance of stock units	—	—	2,345	—	—	—	—	—	(2,345)	—	—
Amortization of restricted stock and stock units	—	—	—	—	—	—	—	—	491	—	491
Amortization of non-employee options	—	—	93	—	—	—	—	—	—	—	93
Forfeiture of restricted stock	—	47	(704)	(685)	685	—	—	—	704	—	—
Stock warrant exercise	—	—	—	—	—	—	—	—	—	—	—
Payment of stock subscriptions receivable	—	—	—	—	—	—	—	—	—	76	76
Acquisition of treasury stock	—	1	—	(28)	—	—	—	—	—	28	—
Translation adjustment, net of a deferred tax provision of nil	—	—	—	—	—	—	(68)	—	—	—	(68)
Balance, September 30, 2005	19,113	106	$359,674	$(1,230)	$(174,711)	$(189,589)	$(18,110)	$73	$(2,390)	$(1,541)	$(27,824)

Balance, December 31, 2005	19,123	93	$359,772	$(1,042)	$(168,710)	$(189,589)	$(19,079)	$54	$(1,975)	$(1,541)	$(22,110)

Net income	—	—	—	—	48,041	—	—	—	—	—	48,041
Reclass of unearned compensation restricted stock	—	—	(1,975)	—	—	—	—	—	1,975	—	—
Issuance of restricted stock		(21)	—	319	(319)	—	—	—	—	—	—
Forfeiture of restricted stock	—	1	—	(18)	18	—	—	—	—	—	—
Amortization of restricted stock	—	—	286	—	—	—	—	—	—	—	286
Amortization of stock units	—	—	1,102	—	—	—	—	—	—	—	1,102
Amortization of non-employee options	—	—	93	—	—	—	—	—	—	—	93
Amortization of stock options	—	—	773	—	—	—	—	—	—	—	773
Stock warrant exercise	27	—	11	—	—	—	—	(11)	—	—	—
Stock option exercise	—	(22)	—	223	(36)	—	—	—	—	—	187
Acquisition of treasury stock	—	129	—	(1,891)	—	—	—	—	—	1,201	(690)
Translation adjustment, net of a deferred tax provision of nil	—	—	—	—	—	—	(36)	—	—	—	(36)
Balance, September 30, 2006	19,150	180	$360,062	$(2,409)	$(121,006)	$(189,589)	$(19,115)	$43	$—	$(340)	$27,646

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited — In 000’s)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,041	$5,684
Adjustments to reconcile to net cash and cash equivalents used in operating activities:
Depreciation and amortization	11,661	12,864
Bad debt expense (recoveries)	(487)	2,203
Foreign currency transaction (gain) loss	—	(80)
(Gain) loss on disposal of property and equipment	(920)	333
Interest income on repayment of stock subscription	(690)	—
Write-off of deferred financing costs	—	1,110
Stock based compensation	2,255	584
Amortization of deferred financing costs	1,361	1,386
Amortization of bond discount	182	172
Minority dividends	109	109
Deferred tax asset	(32,190)	—
Changes in assets and liabilities:
Accounts and other receivables	4,566	(2,132)
Notes receivable from affiliates	140	416
Prepaid expenses	508	979
Prepaid tires	(448)	(617)
Other assets	(7,845)	(2,421)
Accounts payable and accrued expenses	(5,892)	(9,645)
Environmental liabilities	(5,199)	(4,733)
Accrued loss and damage claims	(1,578)	399
Affiliates and independent owner-operators payable	2,983	(2,281)
Other liabilities	(540)	829
Current income taxes	—	(2,484)

Net cash provided by operating activities	16,017	2,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,692)	(10,441)
Acquisition of businesses and assets	(5,506)	(2,673)
Proceeds from sales of property and equipment	5,466	3,813

Net cash used in investing activities	(10,732)	(9,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt and capital lease obligations	—	83,300
Principal payments on long-term debt	(1,050)	(78,550)
Principal payments on capital lease obligations	(111)	—
Proceeds from revolver	159,000	103,200
Payments on revolver	(165,200)	(103,000)
Deferred financing costs	—	(3,162)
Change in book overdraft	3,378	3,594
Minority dividends	(109)	(109)
Other stock transactions	186	76

Net cash provided by (used in) financing activities	(3,906)	5,349

Effect of exchange rate changes on cash	(63)	—

Net increase / (decrease) in cash and cash equivalents	1,316	(1,277)
Cash and cash equivalents, beginning of year	1,636	2,700

Cash and cash equivalents, end of period	$2,952	$1,423

Supplemental disclosures of non-cash flow information:
Capital lease obligations	$1,982	—

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

We are engaged primarily in truckload transportation of bulk chemicals in North America with a significant portion of our business conducted through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into one-year renewable contracts with us. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from us. Owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with owner-operators may be terminated by either party on short notice. We charge affiliates and third parties for the use of tractors and trailers as necessary and occasionally sell or lease tractors to them. In exchange for the services rendered, affiliates and owner-operators are normally paid a percentage of the revenues generated for each load hauled.

Our accompanying unaudited condensed, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2005, including the consolidated financial statements and accompanying notes. Certain prior-period amounts have been reclassified to conform to the current year’s presentation.

Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The January 2006 adoption of SFAS No. 154 had no material affect on our financial position, results of operations or cashflows.

Prior to the January 1, 2006 adoption of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price generally equaled the market price on the date of grant, no compensation expense was normally recognized for Company-issued stock options. As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements.

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

In May 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are in the process of analyzing the January 2007 adoption of FIN 48 in order to determine its effects, if any, on our financial position, results of operations or cashflows.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations or cash flows.

In October 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 changed the accounting rules for reporting and disclosures related to pensions and other postretirement benefit plans. We are currently evaluating the impact of the provisions of SFAS 158 on our financial position, results of operations or cashflows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements, SAB 108, provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materially assessment. SAB 108 is effective for our year ended December 31, 2006, and allows a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are in the process of determining the effects, if any, that SAB 108 will have on our financial position, results of operations or cashflows.

Acquisition of Business Assets

We acquired the businesses of two transportation companies in the nine months ended September 30, 2006, for approximately $4.1 million. We also purchased the businesses of two affiliates for $1.7 million. Of the $5.8 million aggregate purchase price, we allocated $4.2 million to fixed assets, $1.3 million to goodwill, less than $0.1 million to non-compete arrangements, and expensed $0.2 million for consulting services.

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

We selected the second quarter to perform our annual impairment test. Projections for future cash flows were based on our recent operating trends which projected an average growth rate for revenue of approximately 6% over 5 years. EBITDA multiples were derived from other comparable publicly traded companies. The discount rate used to discount cash flows was based on our weighted average cost of capital of approximately 11.5%. No impairment was determined to have occurred as of June 30, 2006, since the calculated fair value exceeded the carrying amount. The factors used in deriving the estimate of the fair value included improving economic conditions, increasing revenues and operating income.

Our goodwill assets as of September 30, 2006 and December 31, 2005 were $134.4 million and $133.1 million, respectively. Goodwill increased $1.3 million due to the purchase of three businesses during the 2006 fiscal year.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Intangible Assets

Net intangible assets consist of a $0.9 million intangible pension plan asset and $0.1 million in total of non-compete agreements with remaining lives of 3 to 5 years, and customer lists and customer contracts acquired from a competitor with lives of 5 years. Accumulated amortization of the remaining non-pension intangible assets was $0.3 million and $0.2 million at September 30, 2006 and December 31, 2005, respectively. The gross amount of intangible assets at September 30, 2006 and December 31, 2005 was $1.3 million and $1.4 million, respectively.

Amortization expense for the non-pension intangible assets for the nine months ended September 30, 2006 and 2005 was approximately $0.1 million in all periods. Amortization expense for the next five years is expected to be less than $0.1 million per year.

2. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$38,027	$50	$48,041	$5,684
Other comprehensive income (loss):
Foreign currency translation adjustments	48	(102)	(36)	(68)

Comprehensive income (loss)	$38,075	$(52)	$48,005	$5,616

3. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted income per share computations follows:

	Three months ended
	September 30, 2006			September 30, 2005
(In 000’s except per share amounts)	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:
Net income	$38,027	18,874	$2.01	$50	18,929	$.00
Effect of dilutive securities:
Stock options		243			150
Unvested restricted stock		65			11
Stock units		237			49
Stock warrants		150			78

Diluted income available to common shareholders:
Net income	$38,027	19,569	$1.94	$50	19,217	$.00

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

	Nine months ended
	September 30, 2006			September 30, 2005
(In 000’s except per share amounts)	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:
Net income	$48,041	18,910	$2.54	$5,684	18,929	$.30

Effect of dilutive securities:
Stock options		196			167
Unvested restricted stock		63			13
Stock units		232			27
Stock warrants		147			166

Diluted income available to common shareholders:
Net income	$48,041	19,548	$2.46	$5,684	19,302	$.29

The effect of our stock options, restricted stock, stock units and stock warrants, which represent the shares shown in the table above are included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005.

The following securities were not included in the calculation of diluted EPS because such inclusion would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005
Stock options	1,186	1,403	1,158	1,358
Unvested restricted stock	—	24	—	24

4. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares, and stock units may be granted to employees and non-employee directors.

Effective January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method, and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of four years. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123.

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is as follows:

(In thousands except per share data)	Three months ended September 30, 2006	Nine months ended September 30, 2006
Income before income taxes	$276	$773
Net income	$276	$773

Earnings per share
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows. Under SFAS 123R, any excess tax benefits for those options will be classified as financing cash inflows and operating cash outflows.

The table below reflects net income and basic and diluted net income per share for the three and nine months ended September 30, 2005, had we applied the fair value recognition provisions of SFAS 123R (in thousands, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income	$50	$5,684
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects of nil for all periods	(500)	(1,401)
Restricted stock compensation expense and stock option expense included in net income attributable to common shareholders as reported	477	584

Pro forma net income	$27	$4,867

Income per common share:
As reported – basic	$.00	$.30

Pro forma – basic	.00	.26

As reported – diluted	.00	.29

Pro forma – diluted	.00	.25

Pro forma disclosure for the three and nine months ended September 30, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

The pro forma fair value of options granted during the first nine months of 2006 and 2005 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2006, expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following assumptions:

	2006	2005
Risk free rate	4.5%	3.8%
Expected life	4 years	5 years
Volatility	71.2%	60.0%
Expected dividend	nil	nil

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

As of September 30, 2006, we have three stock-based compensation plans. There is also an agreement to issue stock units which applies solely to Mr. Gerald L. Detter, our Chief Executive Officer. During the nine months ended September 30, 2006, we recognized compensation expense of approximately $866,000 for all options, approximately $286,000 for all restricted stock and approximately $1,102,000 for all stock units. During the nine months ended September 30, 2005, we recognized compensation expense of approximately $93,000 for all options, approximately $48,000 for all restricted stock due and approximately $491,000 for all stock units. All stock-based compensation expense is classified within “Compensation” on the Consolidated Statement of Operations. None of the stock-based compensation was capitalized during 2006.

There were no modifications to stock option awards during 2006. The remaining unrecognized compensation cost related to unvested option awards at September 30, 2006 is $2.7 million and the weighted-average period of time over which this cost will be recognized is 3.1 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. We had options exercised in the first nine months of 2006 representing 22,000 shares.

Due to the issuance of stock options representing 200,000 shares to an executive who joined us in November 2004, we recognized approximately $93,000 of compensation expense for the nine months ended September 30, 2006 and will recognize approximately $156,000 of compensation expense over the next 15 months.

We issued options for 417,500 shares to various employees with an exercise price of $7.94 on January 3, 2006. The total compensation expense that will be recognized over four years for these options is approximately $1.9 million. We issued options for 60,000 shares to four directors with an exercise price of $15.36 on May 17, 2006. The total compensation expense that will be recognized over four years for these options is approximately $0.5 million. We also issued 18,890 shares of restricted stock in January 2006 to certain directors as part of their annual compensation package. We will recognize approximately $150,000 as compensation expense over four years for these restricted shares.

2003 Stock Option Plan

The 2003 Stock Option Plan was adopted on November 5, 2003 in connection with our IPO and expires 10 years after adoption. It was amended on May 13, 2005. It provides for the grant of nonqualified stock options that become exercisable, with limited exceptions, in 25% increments on each of the first four anniversaries of the date upon which the options are granted. The number of shares available for issuance under this plan automatically increases on January 1 of each year commencing with January 1, 2004 unless otherwise determined by the Board of Directors. The current year increase is 2.5% of the outstanding shares as of December 31 of the prior year. No more than 6,500,000 shares of common stock may be issued under the 2003 Stock Option Plan.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Stock option activity for the 2003 Stock Option Plan for the nine months ended September 30, 2006 is as follows (shares in thousands):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(in thousands) (a)
December 31, 2005	733	2,143	$12.23
2006 option activity:
Additional shares reserved	475
Granted	(477)	477	8.87
Exercised		(22)	8.49
Canceled	34	(34)	11.65

September 30, 2006	765	2,564	11.65	7.87	$10,333

September 30, 2006 - exercisable		1,545	14.18	7.27	3,239

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of September 30, 2006, exceeds the exercise price of the option.

As of September 30, 2006, total unrecognized stock-based compensation expense for the 2003 Stock Option Plan related to nonvested stock options was approximately $2.7 million, which is expected to be recognized over a weighted average period of approximately 3.1 years.

1998 Stock Option Plan

Until adoption of the 2003 Stock Option Plan, we administered the 1998 Stock Option Plan pursuant to which a total of 377,400 shares of our common stock were available for grant. The maximum term of granted options is ten years. Fifty percent of each new option granted vested in equal increments over four years. The remaining fifty percent of each new option will vest in nine years from grant date, subject to acceleration if certain per-share equity value targets are achieved or in the event of a sale of the Company. Vesting of the new options occurs only during an employee’s term of employment. The new options will become fully vested in the event of a termination of employment without “cause” or for “good reason” within nine months following a sale of the Company.

Stock option activity for the 1998 Stock Option Plan for the nine months ended September 30, 2006 is as follows (in thousands, except per share data):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
December 31, 2005	306	71	$23.53
2006 option activity:
Granted	—	—	—
Canceled	2	(2)	—

September 30, 2006	308	69	23.53	2.1	—

September 30, 2006 - exercisable		35	23.53	2.1	—

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of September 30, 2006, exceeds the exercise price of the option.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

As of September 30, 2006, there was no unrecognized stock-based compensation expense for the 1998 Stock Option Plan related to nonvested stock options.

2003 Restricted Stock Incentive Plan

On November 5, 2003, our Board of Directors approved the 2003 Restricted Stock Incentive Plan, which terminates ten years from the approval date. The 2003 Restricted Stock Incentive Plan was amended on May 13, 2005. The restricted stock issuances to persons initially receiving a grant generally vest by December 31, 2008. The vesting periods for other grant recipients are at the discretion of the Compensation Committee of the Board of Directors. In subsequent years, participants in the plan may be granted an annual, aggregate amount of up to $1 million of shares, valued at our common stock closing price at the date of grant, at the direction of the Board of Directors. No more than 700,000 shares of common stock may be issued under this plan nor more than $7.5 million of stock may be issued under this plan.

In the first nine months of fiscal year 2006, we vested 3,872 shares of restricted stock with a fair value of $54,000, canceled 3,301 shares due to employee terminations and granted 18,890 shares of restricted stock for which we expect to recognize $150,000 of total compensation expense over four years. Compensation expense for the first nine months related to the issuance of restricted shares was $286,000 in 2006 and $48,000 in 2005.

As of September 30, 2006, total unrecognized stock-based compensation expense for the 2003 Restricted Incentive Stock Plan was approximately $210,000, which is expected to be recognized over a weighted average period of approximately 2.9 years. We recognize compensation for restricted stock based on Financial Interpretation Number 28.

Stock Unit Grant Agreement

In 2005 in connection with his employment agreement, our Chief Executive Officer, Mr. Detter, was granted 300,000 stock units. Mr. Detter is also entitled to $50,000 in value of stock units annually with the first annual grant made upon execution of his employment agreement and subsequent grants on each anniversary. Under the Stock Unit Grant Agreement, the 300,000 unit grant (“Initial Grant”) vests on December 31, 2006 if Mr. Detter is still an employee on that date. Mr. Detter was awarded 3,858 stock units worth $50,000 in June 2006 as part of his annual grant.

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

As of September 30, 2006, total unrecognized stock-based compensation expense for the Stock Unit Grant Agreement was approximately $0.4 million, which is expected to be recognized over a weighted average period of approximately 0.7 years. We recognize compensation for the Stock Unit Grant Agreement on a straight-line basis.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The components of net periodic pension cost are as follows (in thousands):

We have contributed $2.0 million to our pension plans during the nine months ended September 30, 2006, and expect to contribute $1.5 million during the remainder of 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$64	$67	$192	$203
Interest cost	675	669	2,025	2,008
Amortization of prior service cost	24	23	70	70
Amortization of loss	148	257	445	769
Expected return on plan assets	(769)	(704)	(2,306)	(2,113)

Net periodic pension cost	142	312	426	937

6. Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended September 30, 2006
	U. S.	International	Consolidated
Total operating revenues	$180,545	$9,483	$190,028
Operating income	11,833	1,793	13,626

	Three Months Ended September 30, 2005
	U. S.	International	Consolidated
Total operating revenues	$158,242	$12,384	$170,626
Operating income	5,310	1,855	7,165

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

	Nine Months Ended September 30, 2006
	U. S.	International	Consolidated

Total operating revenues	$524,914	$34,142	$559,056
Operating income	32,977	5,530	38,507

	As of September 30, 2006
Identifiable assets	408,811	10,374	419,185

	Nine Months Ended September 30, 2005
	U. S.	International	Consolidated

Total operating revenues	$465,920	$36,875	$502,795
Operating income	21,838	5,375	27,213

	As of December 31, 2005
Identifiable assets	371,670	10,735	382,405

7. Deferred Income Taxes

During the third quarter of fiscal 2006, we released approximately $39.1 million of our $46.7 million deferred tax valuation allowance, due to improved operating results and the determination that it is more likely than not that expected future taxable income will be sufficient to utilize certain of our deferred tax assets. We will evaluate the remaining $7.6 million of the deferred tax valuation allowance during our fourth quarter and if it is determined that it is more likely than not that the remaining deferred tax assets will be realized, we will release the remaining deferred tax valuation allowance. To the extent that estimates of future taxable income decrease or do not materialize, potentially significant additional valuation allowances may be required.

8. Commitments and Contingencies

Environmental Matters

It is our policy and the policy of each of our subsidiaries to be in compliance with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals.

Our activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, many of which are classified as hazardous materials or hazardous substances. Our tank wash and terminal operations engage in the creation, storage or discharge and proper disposal of wastewater that may contain hazardous substances, and the control and discharge of storm-water from industrial sites. In addition, we may store diesel fuel and other petroleum products at our terminals. As such, we and others who operate in our industry or own and operate real property, are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Facility managers are responsible for environmental compliance at each operating location. Audits conducted by our staff assess operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities and waste management. We may also, if circumstances warrant, contract with independent environmental consulting firms to conduct periodic, unscheduled, compliance assessments that focus on unsafe conditions with the potential to result in releases of hazardous substances or petroleum, and that also include screening for evidence of past spills or releases. Our staff includes environmental professionals who develop guidelines and procedures, including periodic audits of our terminals, tank cleaning facilities, and certain historical operations.

We are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), the Resource Conservation and Recovery Act of 1976 (“RCRA”), the Superfund Amendments and Reauthorization Act of 1986, and comparable state and foreign laws. Under certain of these laws, we could also be subject to allegations of liability for the activities of our affiliates or owner-operators. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and on the road, and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, nor predict with certainty the extent of future liabilities and costs under environmental, health, and safety laws, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or business reputation.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. We have estimated future expenditures to be in the range of $11.4 million to $21.6 million. As of September 30, 2006 and December 31, 2005, we had reserves in the amount of $12.0 million and $17.2 million, respectively, for all environmental matters discussed below.

The activity in the environmental liability reserves is as follows at September 30, 2006 (in thousands):

2006
Reserve at beginning of year	$17,159
Payments	(5,846)
Additions	647

Reserve at end of period	$11,960

We increased our environmental reserves by $0.6 million mainly due to developments at our Bridgeport, New Jersey and William Dick, Pennsylvania site partially offset by decreases at certain other minor sites. The balances presented include both long term and current environmental reserves. We expect these environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified on the Consolidated Statements of Operations within the “Selling and administrative” category.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a two mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via in-situ treatment and a local discharge. The treatment facility has been approved and construction is anticipated to be completed by January, 2007. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate seven acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004 but was delayed due to weather-related issues. Field work was re-started in May 2005 and remediation work is on-going. Additional contamination has been identified since December 31, 2005. In regard to OU2, USEPA is now in the process of finalizing a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the in-situ treatment previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated expenditures to be in the range of $5.2 million to $9.6 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (PADEP) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (OU1), treat contaminated groundwater (OU2), and perform remediation of contaminated soils (OU3) at this former wastewater disposal site. OU1 is complete. PADEP and USEPA had previously been unable to agree on the final interim remedy design for OU2; specifically, the discharge location for the treated groundwater. We have projected an interim remedy, which involves the construction of a treatment facility and discharge locally. A preliminary engineering design, which includes a discharge to a local tributary, was submitted in August 2004 to USEPA and PADEP for their review and comment. Agency comments have been received and a final design has been submitted to the agency and is pending final approval. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (SVE). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale operation in May 2004. We determined in June 2004 that we would incur increased expense due to the off-site additional contaminated soil that was found to be incompatible with the thermal treatment unit, the increased volume of soil subject to thermal treatment based on an increase in the lateral extent of contamination, and the discovery of buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. This work was completed in early 2005. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We excavated the pond’s soils into three discrete piles and determined the best approach to treat these soil piles. It was determined that most of the soil piles could be treated on site using SVE as originally planned. However, some modifications to the design had to be made in order to treat a limited number of soil piles. The SVE work began in 2006 and is on-going. We have estimated expenditures to be in the range of $2.1 million to $3.4 million.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

ISRA New Jersey Facilities: We are obliged to conduct investigations and remediation at three current or former New Jersey tank wash and terminal sites pursuant to the state’s Industrial Sites Remediation Act, which requires such remediation following the sale of facilities after 1983. The former owner has agreed to take responsibility for one of the sites and the other two are in the process of remedial investigation with projections set in contemplation of limited soil remediation expense for contaminated areas.

We have estimated expenditures for these other owned properties to be in the range of $2.8 million to $4.8 million.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

We have estimated expenditures for these other environmental matters to be in the range of $1.3 million to $3.8 million.

Legal Matters

Other than reported in this Note and in the “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005 and in “Note 19. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K, we are from time to time involved in litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

9. Guarantor Subsidiaries

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital (which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at September 30, 2006 and December 31, 2005 and condensed consolidating statements of operations for each of the three and nine month periods ended September 30, 2006 and September 30, 2005 and the consolidating statements and cash flows for each of the nine month periods ended September 30, 2006 and September 30, 2005.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended September 30, 2006

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$149,150	$—	$—	$149,150
Other service revenue	—	—	15,267	257	—	15,524
Fuel surcharge	—	—	25,354	—	—	25,354

Total operating revenues	—	—	189,771	257	—	190,028

Operating expenses:
Purchased transportation	—	—	128,973	—	—	128,973
Compensation	—	—	19,052	—	—	19,052
Fuel, supplies and maintenance	—	—	15,064	—	—	15,064
Depreciation and amortization	—	—	3,708	165	—	3,873
Selling and administrative	—	—	4,847	28	—	4,875
Insurance claims	—	—	2,232	—	—	2,232
Taxes and Licenses	—	—	1,016	2	—	1,018
Communication and utilities	—	—	2,012	—	—	2,012
(Gain)/loss on disposal of property and equipment	—	—	(697)	—	—	(697)
PPI class action settlement and related expenses	—	—	—	—	—	—

Operating income	—	—	13,564	62	—	13,626

Interest expense	—	(7,760)	(477)	—	334	(7,903)
Interest income	5	—	464	125	(334)	260
Write-off of debt issuance costs	—	—	—	—	—	—
Other income (expense)	—	—	(56)	(39)	—	(95)

Income (loss) before taxes	5	(7,760)	13,495	148	—	5,888
Income tax (provision) benefit	(16)	(1,400)	33,564	(9)	—	32,139
Equity in earnings (loss) of subsidiaries	38,038	47,198	—	—	(85,236)	—

Net income (loss)	$38,027	$38,038	$47,059	$139	$(85,236)	$38,027

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended September 30, 2005

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$136,123	$61	$—	$136,184
Other service revenue	—	—	16,748	242	—	16,990
Fuel surcharge	—	—	17,442	10	—	17,452

Total operating revenues	—	—	170,313	313	—	170,626

Operating expenses:
Purchased transportation	—	—	119,459	6	—	119,465
Compensation	—	—	15,456	29	—	15,485
Fuel, supplies and maintenance	—	—	9,577	31	—	9,608
Depreciation and amortization	—	—	3,988	119	—	4,107
Selling and administrative	—	—	5,407	44	—	5,451
Insurance claims	—	—	6,746	—	—	6,746
Taxes and Licenses	—	—	585	20	—	605
Communication and utilities	—	—	1,588	—	—	1,588

(Gain)/loss on disposal of property and equipment	—	—	236	44	—	280
PPI class action settlement and related expenses	—	—	126	—	—	126

Operating income (loss)	—	—	7,145	20	—	7,165

Interest expense	—	(6,623)	(394)	(1)	85	(6,933)
Interest income	—	—	55	86	(85)	56
Write-off of debt issuance costs	—	—	—	—	—	—
Other income (expense)	(2)	—	(76)	210	—	132

Income (loss) before taxes	(2)	(6,623)	6,730	315	—	420
Income tax (provision) benefit	—	1,299	(1,630)	(39)	—	(370)
Equity in earnings (loss) of subsidiaries	52	5,376	—	—	(5,428)	—

Net income (loss)	$50	$52	$5,100	$276	$(5,428)	$50

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Nine Months Ended September 30, 2006

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$440,779	$—	$—	$440,779
Other service revenue	—	—	49,933	795	—	50,728
Fuel surcharge	—	—	67,549	—	—	67,549

Total operating revenues	—	—	558,261	795	—	559,056

Operating expenses:
Purchased transportation	—	—	380,363	—	—	380,363
Compensation	—	—	55,326	—	—	55,326
Fuel, supplies and maintenance	—	—	38,786	17	—	38,803
Depreciation and amortization	—	—	11,168	493	—	11,661
Selling and administrative	—	—	15,424	202	—	15,626
Insurance claims	—	—	10,160	—	—	10,160
Taxes and Licenses	—	—	2,660	3	—	2,663
Communication and utilities	—	—	6,867	—	—	6,867

(Gain)/loss on disposal of property and equipment	—	—	(920)	—	—	(920)
PPI class action settlement and related expenses	—	—	—	—	—	—

Operating income	—	—	38,427	80	—	38,507

Interest expense	—	(22,841)	(661)	—	334	(23,168)
Interest income	744		588	372	(334)	1,370
Write-off of debt issuance costs	—	—	—	—	—	—
Other income (expense)	—	—	214	48	—	262

Income (loss) before taxes	744	(22,841)	38,568	500	—	16,971
Income tax (provision) benefit	(16)		31,157	(71)	—	31,070
Equity in earnings (loss) of subsidiaries	47,313	70,154	—	—	(117,467)	—

Net income (loss)	$48,041	$47,313	$69,725	$429	$(117,467)	$48,041

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Nine Months Ended September 30, 2005

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$408,168	$858	$—	$409,026
Other service revenue	—	—	50,068	679	—	50,747
Fuel surcharge	—	—	42,904	118	—	43,022

Total operating revenues	—	—	501,140	1,655	—	502,795

Operating expenses:
Purchased transportation	—	—	348,889	71	—	348,960
Compensation	—	—	46,143	359	—	46,502
Fuel, supplies and maintenance	—	—	25,537	512	—	26,049
Depreciation and amortization	—	—	12,407	457	—	12,864
Selling and administrative			15,900	114		16,014
Insurance claims	—	—	15,936	—	—	15,936
Taxes and Licenses	—	—	2,189	44	—	2,233
Communication and utilities	—	—	5,641	11	—	5,652

(Gain)/loss on disposal of property and equipment	—	—	289	44	—	333
PPI class action settlement and related expenses	—	—	1,039	—	—	1,039

Operating income	—	—	27,170	43	—	27,213

Interest expense	—	(19,699)	(438)	(8)	348	(19,797)
Interest income	7		150	349	(348)	158
Write-off of debt issuance costs	—	(1,110)	—	—	—	(1,110)
Other income (expense)	(2)	—	(73)	197	—	122

Income (loss) before taxes	5	(20,809)	26,809	581	—	6,586
Income tax (provision) benefit	—	2,422	(3,049)	(275)	—	(902)
Equity in earnings (loss) of subsidiaries	5,679	24,066	—	—	(29,745)	—

Net income (loss)	$5,684	$5,679	$23,760	$306	$(29,745)	$5,684

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Balance Sheet

As of Ended September 30, 2006

Unaudited (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,410	$1,542	$—	$2,952
Accounts receivable, net	53	—	97,045	176	—	97,274
Prepaid expenses	—	9	4,819	—	—	4,828
Prepaid tires	—	—	7,403	42	—	7,445
Deferred tax asset, net			16,475	—		16,475
Other	(15)	—	12,846	(310)		12,521

Total current assets	38	9	139,998	1,450	—	141,495
Property and equipment, net	—	—	114,460	1,231	—	115,691
Assets held-for-sale	—	—	829	—	—	829
Goodwill	—	—	134,386	—	—	134,386
Intangibles, net	—	—	1,046	—	—	1,046
Investment in subsidiaries	25,168	580,068	—	—	(605,236)	—
Non-current deferred tax asset, net			15,532	(747)	—	14,785
Other assets	—	7,112	3,841	—	—	10,953

Total assets	$25,206	$587,189	$410,092	$1,934	$(605,236)	$419,185

LIABILITIES, MINORITY INTEREST,
SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Current maturities of capital leases		—	779	—		779
Accounts payable	—	—	10,877	4	—	10,881
Intercompany	(2,449)	274,188	(268,102)	(3,637)	—	—
Affiliates and independent owner-operators payable	—	—	14,962	—	—	14,962
Accrued expenses	9	6,518	18,706	27	—	25,260
Environmental liabilities	—	—	6,425	—	—	6,425
Accrued loss and damage claims	—	—	7,027	—	—	7,027
Income taxes payable	—	—	—	—	—	—

Total current liabilities	(2,440)	282,106	(209,326)	(3,606)	—	66,734
Long-term indebtedness, less current maturities	—	279,915	—	—	—	279,915
Long-term capital leases, less current maturities			1,825			1,825
Environmental liabilities	—	—	5,535	—	—	5,535
Accrued loss and damage claims	—	—	26,025	—	—	26,025
Other non-current liabilities	—	—	9,672	—	—	9,672
Deferred tax liability	—	—	—	—	—	—

Total liabilities	(2,440)	562,021	(166,269)	(3,606)	—	389,706

Minority interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders' equity (deficit):
Common stock	360,062	354,963	437,796	7,629	(800,388)	360,062
Treasury stock	(2,409)	—	—	—	—	(2,409)
(Accumulated deficit)/retained earnings	(121,006)	(121,091)	155,594	(1,780)	(32,723)	(121,006)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(19,115)	(19,115)	(18,862)	(254)	38,231	(19,115)
Stock purchase warrants	43	—	—	—	—	43
Unearned compensation, restricted stock and stock units	—	—	—	—	—	—
Stock subscription receivable	(340)	—	—	—	—	(340)

Total shareholders' equity (deficit)	27,646	25,168	574,528	5,540	(605,236)	27,646

Total liabilities, minority interest and shareholders' equity (deficit)	$25,206	$587,189	$410,092	$1,934	$(605,236)	$419,185

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Balance Sheet

December 31, 2005

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$607	$1,029	$—	$1,636
Accounts receivable, net	—	—	101,346	7	—	101,353
Prepaid expenses	—	83	5,253	—	—	5,336
Prepaid tires	—	—	7,319	41	—	7,360
Other	—	—	5,173	(156)	—	5,017

Total current assets	—	83	119,698	921	—	120,702

Property and equipment, net	—	—	113,503	1,696	—	115,199
Assets held-for-sale	—	—	158	—	—	158
Goodwill	—	—	133,138	—	—	133,138
Intangibles, net	—	—	1,165	—	—	1,165
Investment in subsidiaries	(22,110)	509,952	—	—	(487,842)	—
Other assets	—	8,509	3,534	—	—	12,043

Total assets	$(22,110)	$518,544	$371,196	$2,617	$(487,842)	$382,405

LIABILITIES, MINORITY INTEREST, SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$115	$—	$—	$1,515
Accounts payable	—	—	16,609	—	—	16,609
Intercompany	—	248,760	(245,302)	(3,458)	—	—
Affiliates and independent owner-operators payable	—	—	11,979	—	—	11,979
Accrued expenses	—	3,511	18,537	(2)	—	22,046
Environmental liabilities	—	—	8,516	—	—	8,516
Accrued loss and damage claims	—	—	9,598	—	—	9,598
Income taxes payable	—	—	—	—	—	—

Total current liabilities	—	253,671	(179,948)	(3,460)	—	70,263

Long-term indebtedness, less current maturities	—	286,983	618	—	—	287,601
Long-term capital leases, less current maturities
Environmental liabilities	—	—	8,643	—	—	8,643
Accrued loss and damage claims	—	—	25,032	—	—	25,032
Other non-current liabilities	—	—	10,213	—	—	10,213
Deferred tax liability	—	—	—	930	—	930

Total liabilities	—	540,654	(135,442)	(2,530)	—	402,682

Minority interest in subsidiary	—	—	1,833	—	—	1,833

Shareholders’ equity (deficit):
Common stock	359,772	354,963	437,796	7,629	(800,388)	359,772
Treasury stock	(1,042)	—	—	—	—	(1,042)
(Accumulated deficit)/retained earnings	(168,710)	(168,405)	85,869	(2,209)	84,745	(168,710)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(19,079)	(19,079)	(18,860)	(218)	38,157	(19,079)
Stock purchase warrants	54	—	—	—	—	54
Unearned compensation, restricted stock and stock units	(1,975)	—	—	—	—	(1,975)
Stock subscription receivable	(1,541)	—	—	—	—	(1,541)

Total shareholders’ equity (deficit)	(22,110)	(22,110)	504,805	5,147	(487,842)	(22,110)

Total liabilities, minority interest and shareholders’ equity (deficit)	$(22,110)	$518,544	$371,196	$2,617	$(487,842)	$382,405

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows

For the Nine months Ended September 30, 2006

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$48,041	$47,313	$69,725	$429	$(117,467)	$48,041
Adjustments for non-cash charges	(48,041)	(68,536)	(20,102)	493	117,467	(18,719)
Net Changes in assets and liabilities	—	2,859	(15,997)	(167)	—	(13,305)
Intercompany activity	—	18,364	(18,185)	(179)	—	—

Net cash provided by (used in) operating activities	—	—	15,441	576	—	16,017

Cash flows from investing activities:
Capital expenditures	—	—	(10,692)	—	—	(10,692)
Acquisition of business assets	—	—	(5,506)	—	—	(5,506)
Proceeds from sales of property and equipment	—	—	5,466	—	—	5,466
Other	—	—	—	—	—	—

Net cash used in investing activities	—	—	(10,732)	—	—	(10,732)

Cash flows from financing activities:
Proceeds from issuance of long-term debt		—				—
Principal payments of long-term debt and capital lease obligations	—	(1,050)	(111)	—	—	(1,161)
Proceeds from revolver	—	159,000	—	—	—	159,000
Payments on revolver	—	(165,200)	—	—	—	(165,200)
Deferred financing fees	—	—	—	—	—	—
Other	—	186	3,269	—	—	3,455
Intercompany activity	—	7,064	(7,064)	—	—	—

Net cash provided by financing activities	—	—	(3,906)	—	—	(3,906)

Effect of exchange rate changes on cash	—	—	—	(63)	—	(63)

Net increase in cash and cash equivalents	—	—	803	513	—	1,316
Cash, beginning of period	—	—	607	1,029	—	1,636

Cash, end of period	$—	$—	$1,410	$1,542	$—	$2,952

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2005

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,684	$5,679	$23,760	$306	$(29,745)	$5,684
Adjustments for non-cash charges	(5,679)	(22,950)	17,108	457	29,745	18,681
Net Changes in assets and liabilities	—	2,335	(23,055)	(970)	—	(21,690)
Intercompany activity	(5)	14,936	(13,970)	(961)	—	—

Net cash provided by (used in) operating activities	—	—	3,843	(1,168)	—	2,675

Cash flows from investing activities:
Capital expenditures	—	—	(10,428)	(13)	—	(10,441)
Acquisition of business assets			3,813			3,813
Proceeds from sales of property and equipment	—	—	(2,698)	25	—	(2,673)
Other	—	—	—	—	—	—

Net cash used in investing activities	—	—	(9,313)	12	—	(9,301)

Cash flows from financing activities:
Proceeds from issuance of long-term debt		83,300				83,300
Principal payments of long-term debt and capital lease obligations	—	(78,550)	—	—	—	(78,550)
Proceeds from revolver		103,200				103,200
Payments on revolver		(103,000)				(103,000)
Deferred financing fees	—	(3,162)	—	—	—	(3,162)
Other	—		3,561	—	—	3,561
Intercompany activity	—	(1,788)	1,788	—	—	—

Net cash used in financing activities	—	—	5,349	—	—	5,349

Effect of exchange rate changes on cash			—	—		—

Net decrease in cash and cash equivalents	—	—	(121)	(1,156)	—	(1,277)
Cash, beginning of period	—	—	730	1,970	—	2,700

Cash, end of period	$—	$—	$609	$814	$—	$1,423

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

Overview

We operate the largest dedicated bulk tank truck network in North America based on bulk service revenues as reported in Bulk Transporter’s 2006 Annual Gross Revenue Report. The bulk tank truck market in North America includes all items shipped by bulk tank truck carriers and consists primarily of the shipping of chemicals, gasoline and food-grade products. We transport a broad range of chemical products and provide our customers with value-added services. We extensively utilize third-party affiliate terminals and owner-operator drivers in our core bulk service network. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including: The Dow Chemical Company, Procter & Gamble Company, E.I. duPont and PPG Industries, and we provide services to most of the top 100 chemical producers in the world with U.S. operations. We expect to grow as our customers continue to outsource more of their logistic needs to full-service carriers.

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, our market share, and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many other industries, including consumer and industrial products, automotive, paint and coatings, and paper, and tend to vary with changing economic conditions. Additionally, we also provide leasing, tank cleaning, transloading and warehousing services, which are presented as other service revenue. We also facilitate insurance products for drivers and affiliates through an independent third party. The principal components of our operating costs include purchased transportation, salaries, wages, benefits, annual tractor and trailer maintenance costs, insurance, technology infrastructure and fuel costs.

We believe the most significant factors to achieving future business growth are the ability to (a) recruit and retain drivers, (b) add new customers and (c) obtain additional business from existing customers. We expect our customers to continue to outsource more of their logistic needs to full-service carriers.

Our bulk service network comprises third-party affiliate terminals and owner-operator drivers in addition to Company-owned terminals and trucks. We believe the judicious use of affiliates and the extensive use of owner-operators results in a more variable operating cost structure because affiliates and owner-operators are paid a fixed, contractual percentage of revenue. This structure provides us some protection against cyclical downturns. We continually evaluate our mix of affiliate and Company terminals.

We acquired the businesses of two transportation companies in the nine months ended September 30, 2006, for approximately $4.1 million. We also purchased the businesses of two affiliates for $1.7 million. Of the $5.8 million aggregate purchase price, we allocated $4.2 million to fixed assets, $1.3 million to goodwill, less than $0.1 million to non-compete arrangements, and expensed $0.2 million for consulting services.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

Goodwill—Goodwill is reviewed for impairment annually and whenever events or circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events or circumstances indicate possible impairment. We identified three reporting units: transportation operations, insurance operations and Mexican operations. We allocated goodwill to the transportation operation as it principally resulted from the acquisition of CLC in 1998. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill. We performed our annual assessment during the second quarter of 2006. We used a combination of discounted cash flows and valuation of our capital structure to estimate the fair value. Projections for future cash flows were based on our recent operating trends and projected an average growth rate for revenue of approximately 6% over 5 years. The discount rate used to discount cash flows was based on our weighted average cost of capital of approximately 11.5%. Even if our revenue projections were to decline by 10%, we would not have an impairment of our goodwill. If actual cash flows turn out to be significantly less than projections, then the impairment analysis could change, possibly resulting in future impairment charges.

Deferred tax assets—We use the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized, the assets must be reduced by a valuation allowance.

During the third quarter of fiscal 2006, we released approximately $39.1 million of our $46.7 million deferred tax valuation allowance, due to improved operating results and the determination that it is more likely than not that expected future taxable income will be sufficient to utilize certain of our deferred tax assets. We will evaluate the remaining $7.6 million of the deferred tax valuation allowance during our fourth quarter and if it is determined that it is more likely than not that the remaining deferred tax assets will be realized, we will release the remaining deferred tax valuation allowance. To the extent that estimates of future taxable income decrease or do not materialize, potentially significant additional valuation allowances may be required. Our determinations of accounting policies are not assurances of future results.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The January 2006 adoption of SFAS No. 154 had no material affect on our financial position, results of operations or cashflows.

Prior to the January 1, 2006 adoption of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price generally equaled the market price on the date of grant, no compensation expense was normally recognized for Company-issued stock options. As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements.

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

In May 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are in the process of analyzing the January 2007 adoption of FIN 48 in order to determine its effects, if any, on our financial position, results of operations or cashflows.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations or cash flows.

In October 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 changed the accounting rules for reporting and disclosures related to pensions and other postretirement benefit plans. This change will be effective for our fiscal year ending December 31, 2006. We are currently evaluating the impact of the provisions of SFAS 158 on our financial position, results of operations or cashflows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements, SAB 108, provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materially assessment. SAB 108 is effective for our year ended December 31, 2006, and allows a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are in the process of determining the effects, if any, that SAB 108 will have on our financial position, results of operations or cashflows.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and nine months ended September 30, 2006 and September 30, 2005:

Income Components as a Percentage of Revenue

Quality Distribution

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Transportation	78.5%	79.8%	78.8%	81.4%
Other service revenue	8.2%	10.0%	9.1%	10.0%
Fuel surcharge	13.3%	10.2%	12.1%	8.6%

Total operating revenues	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	67.9%	70.0%	68.0%	69.4%
Compensation	10.0%	9.1%	9.9%	9.2%
Fuel, supplies and maintenance	7.9%	5.6%	7.0%	5.2%
Depreciation and amortization	2.1%	2.4%	2.1%	2.6%
Selling and administrative	2.6%	3.2%	2.8%	3.2%
Insurance claims	1.2%	4.0%	1.8%	3.2%
Taxes and licenses	0.5%	0.3%	0.5%	0.4%
Communication and utilities	1.1%	0.9%	1.2%	1.1%
Gain on disposal of property and equipment	-0.4%	0.2%	-0.2%	0.1%
PPI class action settlement and related expenses	0.0%	0.1%	0.0%	0.2%

Total operating expenses	92.9%	95.8%	93.1%	94.6%

Operating income	7.1%	4.2%	6.9%	5.4%

Interest expense, net	-4.2%	-4.1%	-4.1%	-3.9%
Interest income	0.2%	0.0%	0.2%	0.0%
Write-off of debt issuance costs	0.0%	0.0%	0.0%	-0.2%
Other income/(expense)	0.0%	0.1%	0.0%	0.0%

Income before income taxes	3.1%	0.2%	3.0%	1.3%
Benefit (provision) for income taxes	16.9%	-0.2%	5.6%	-0.2%

Net income	20.0%	0.0%	8.6%	1.1%

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The following table shows the approximate number of terminals, drivers, tractors and trailers, that we managed (including affiliates and owner-operators) as of September 30, 2006 and 2005:

	As of September 30,
	2006	2005
Terminals *	165	165
Drivers	3,428	3,208
Tractors **	3,690	3,489
Trailers ***	7,709	7,418

*	excludes transload facilities
**	excludes 142 tractors held as inventory for sale as of September 30, 2006
***	excludes 280 and 449 trailers that are held-for-sale as of September 30, 2006 and 2005, respectively

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues. For the quarter ended September 30, 2006, total revenues were $190.0 million, an increase of $19.4 million, or 11.4%, from revenues of $170.6 million for the same period in 2005. Transportation revenue increased $13.0 million, or 9.5%, due to an increase of approximately 6.5% in the total number of miles driven and due to rate increases of approximately 3.0% incorporated into our contracts over the past twelve months. The average number of miles per load increased over the prior year period.

Other service revenues decreased $1.5 million, or 8.6%. This decrease was primarily due to a $0.6 million decrease in rental revenues a $0.7 million decrease in other miscellaneous revenue, including transloading revenue and a $0.2 million decrease in revenue generated by our tank wash business (excluding inter-company activity). Fuel surcharge revenue increased $7.9 million, or 45.3% primarily due to an increase in the price of fuel and also due to an increase in the total number of miles driven.

Operating expenses. Purchased transportation increased by $9.5 million, or 8.0%, due primarily to higher revenues and increased fuel costs paid to our drivers and affiliates. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 73.9% for the current quarter versus 77.8% for the prior-year quarter due primarily to the conversion of affiliate terminals to Company terminals. The percentage of our total revenue (excluding fuel surcharge) generated by our affiliates and owner-operators decreased to 84.2% for the third quarter of 2006 versus 85.8% for the 2005 quarter. Overall, this conversion resulted in our affiliate transportation revenue (excluding fuel surcharges) decreasing 8.0% from the comparable prior year quarter while the transportation revenue for Company terminals increased by 17.5%. We pay our affiliates a greater percentage of revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. While we paid our affiliates approximately 85% of the transportation revenue during the 2006 and prior year quarters, we paid owner-operators approximately 65% of transportation revenue during the current quarter compared to approximately 62% of transportation revenue in the comparable prior-year quarter because of rate increases and fuel surcharges paid to owner-operators.

Compensation expense increased $3.6 million, or 23.0%, primarily due to 20 new or converted Company terminals added over the prior year, company-wide compensation increases, a $0.3 million increase in stock-based compensation expense and a $0.5 million increase in healthcare costs. This increase was offset in part by a $0.2 million decrease in pension costs. Total stock-based compensation expense for the current quarter was $0.8 million compared with the 2005 quarter of $0.5 million. This increase is largely due to the implementation of SFAS 123R on January 1, 2006 and the grant of additional stock options, restricted stock and stock units.

Fuel, supplies and maintenance increased $5.5 million, or 56.8%, due to higher fuel costs, costs associated with the purchase of tires, increased trailer and tractor maintenance as we increase the capacity of our equipment, increased cleaning of our trailers, and increased trailer rent as we fund the expansion of our trailer fleet through the use of operating leases. Depreciation expense decreased $0.2 million, or 5.7%, due primarily to the sale of tractors in prior quarters, and the use of rented trailers as well as a number of assets becoming fully depreciated throughout 2005 and 2006.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Selling and administrative expenses decreased by $0.6 million, or 10.6%, due primarily to a $0.4 million net decrease in our environmental reserves primarily related to activity at our Bridgeport, Pennsylvania site and decreases in some of our other sites offset by an increase at our William Dick, Pennsylvania site.

Insurance expense decreased by $4.5 million, or 66.9%, due primarily to an improvement in our loss experience in 2006 and a refinement in our projection from our claims model through the use of more specific industry data and the recognition of early settlement of claims, which was partially offset by $0.6 million of cleanup costs related to a chemical release at one of our tank wash facilities. In the third quarter of 2005, we received a $0.5 million insurance premium refund.

Net gain on the sale of property and equipment increased by $1.0 million to $0.7 million of gain for the current quarter due primarily to the sale of real property and trailers held-for-sale.

Operating income and margin. For the quarter ended September 30, 2006, operating income totaled $13.6 million, an increase of $6.5 million or 90.2%, compared to $7.2 million for the same period in 2005. The operating margin for the quarter ended September 30, 2006, was 7.1% compared to 4.2% for the same period in 2005 as a result of the above items.

Interest expense increased by $1.0 million or 14.0% in the third quarter of 2006 compared to the same period in 2005, as a result of the use of increased variable debt and the concurrent increase in interest rates over the prior year. Interest income increased by $0.2 million due primarily to the interest earned on notes arising from the sale of tractors.

The benefit for income taxes was $32.1 million for the quarter ended September 30, 2006 compared to a provision for income taxes of $0.4 million for the same period in 2005. This change was primarily due to the release of approximately $39.1 million of our $46.7 million deferred tax valuation allowance. This release is due to improved operating results and the determination that it is more likely than not that expected future taxable income will be sufficient to utilize certain of our deferred tax assets.

Net income. For the quarter ended September 30, 2006, our net income was $38.0 million, an increase of $38.0 million or more than 100% compared to less than $0.1 million for the same period last year.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues. For the nine months ended September 30, 2006, total revenues were $559.1 million, an increase of $56.3 million, or 11.2%, from revenues of $502.8 million for the same period in 2005. Transportation revenue increased $31.8 million, or 7.8%, due to rate increases of approximately 3.6% incorporated into our contracts over the past twelve months and an increase of approximately 4.2% in the total number of miles driven. The average number of miles per load increased over the prior year period.

Other service revenues remained constant from the same period last year. However, rental revenues were down $1.7 million and other miscellaneous revenues were up $0.7 million offset by a $1.0 million increase in revenue generated by our tank wash business (excluding inter-company activity). Fuel surcharge revenue increased $24.5 million, or 57.0% primarily due to an increase in the price of fuel and also due to an increase in the number of miles driven.

Operating expenses. Purchased transportation increased by $31.4 million, or 9.0%, due primarily to higher revenues and increased fuel costs paid to our drivers and affiliates. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 74.8% for the current year period versus 77.2% for the prior year period due primarily to the conversion of affiliate terminals to Company terminals. The percentage of our total revenue (excluding fuel surcharge) generated by our affiliates and owner-operators decreased to 84.1% for the 2006 period versus 85.6% for the 2005 period. Overall, this conversion resulted in our affiliate transportation revenue (excluding fuel surcharges) decreasing 14.1% from the prior year period while the transportation revenue for Company-owned terminals increased by 37.9%. We pay our affiliates a greater percentage of revenues generated by them than is paid to company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. While we paid our affiliates approximately 85% of the transportation revenue during the 2006 period and prior year quarters, we paid owner-operators approximately 65% of transportation revenue during the current period compared to approximately 62% of transportation revenue in the comparable prior year period because of rate increases and fuel surcharges paid to owner-operators.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Compensation expense increased $8.8 million, or 19.0%, primarily due to 20 new or converted company terminals added over the prior year, company-wide compensation increases and a $1.6 million increase in stock-based compensation expense offset in part by a $0.8 million decrease in pension costs. Total stock-based compensation expense for the first nine months of 2006 was $2.3 million compared with the prior year of $0.6 million, which is largely due to the implementation of SFAS 123R on January 1, 2006 and the grant of additional stock options, restricted stock and stock units.

Fuel, supplies and maintenance increased $12.8 million, or 49.0%, due to higher fuel costs, increased costs associated with the purchase of tires, increased trailer and tractor maintenance as we increase the capacity of our equipment, increased cleaning of our trailers, and increased trailer rent as we fund the expansion of our trailer fleet through the use of operating leases versus capital expenditures. Depreciation expense decreased $1.2 million, or 9.4%, due primarily to the sale of tractors in the prior year comparable period and the use of rented trailers as well as a number of assets becoming fully depreciated throughout 2005 and 2006.

Selling and administrative expenses decreased by $0.4 million, or 2.4%, primarily due to a reduction in professional costs associated in part with our initial efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in the prior year period and a decrease in our bad debt expense resulting from improved collections. These decreases were offset in part by a $0.6 million net increase in our environmental reserves related to activity at our William Dick, Pennsylvania site and at our Bridgeport, New Jersey site offset in part by reductions at some of our other environmental sites.

Insurance expense decreased by $5.8 million, or 36.2%, due primarily to an improvement in our loss experience in 2006 and a refinement in our projection from our claims model through the use of more specific industry data and the recognition of early settlement of claims offset in part by $2.0 million of cleanup costs related to a chemical release at one of our tank wash facilities. We do not expect to incur any significant additional costs related to the cleanup of this release and believe that all or a portion of the costs previously incurred may be recoverable from third parties. During 2006, we received $0.4 million of insurance premium refunds. During 2005, we received $1.2 million of insurance reimbursement funds, and $0.5 million of insurance premium refunds and reversed $0.6 million of fines and penalties related to our insurance subsidiary that was initially recorded in the fourth quarter of 2004.

We incurred a gain of $0.9 million on the sale of various real and personal property compared to losses on the sale of personal property in the prior year. Due to the court approval of the settlement agreement by the parties in October and November 2005, the PPI class action settlement and related expenses decreased $1.0 million from the prior year.

Operating income and margin. For the nine months ended September 30, 2006, operating income totaled $38.5 million, an increase of $11.3 million or 41.5%, compared to $27.2 million for the same period in 2005. The operating margin for the first nine months ended September 30, 2006, was 6.9% compared to 5.4% for the same period in 2005 as a result of the above items.

Interest expense increased by $3.4 million or 17.0% in the first nine months of 2006 compared to the same period in 2005, as a result of the use of increased variable debt and the concurrent increase in interest rates over the prior year period. Interest income increased by $1.2 million due primarily to the realization of $0.7 million of interest income arising from the payment in stock of two stock subscription notes and interest earned on notes arising from the sale of tractors.

We wrote off $1.1 million of debt issuance costs in the first nine months of 2005 that were associated with the $70 million repayment of a term loan.

The benefit for income taxes was $31.1 million for the nine months ended September 30, 2006 as compared to a provision for income taxes of $0.9 million for the same period in 2005. This change was primarily due to the release of approximately $39.1 million of our $46.7 million deferred tax valuation allowance. This release is due to improved operating results and the determination that it is more likely than not that expected future taxable income will be sufficient to utilize certain of our deferred tax assets.

Net income. For the nine months ended September 30, 2006, our net income was $48.0 million, an increase of $42.4 million or more than 100% compared to $5.7 million for the same period last year.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The following summarizes our cash flows for the nine months ended 2006 and 2005 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Nine months ended September 30,
(In Thousands)	2006	2005
Net cash provided by operating activities	$16,017	$2,675
Net cash used in investing activities	(10,732)	(9,301)
Net cash provided by (used in) financing activities	(3,906)	5,349
Effect of exchange rate changes on cash	(63)	—

Net increase/(decrease) in cash	1,316	(1,277)
Cash and cash equivalents at beginning of year	1,636	2,700

Cash and cash equivalents at end of period	$2,952	$1,423

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

We have accrued $12.0 million for environmental claims and $33.1 million for loss and damage claims, and the timing of cash payment for such claims fluctuates from quarter to quarter.

We generated $16.0 million in cash for operating activities for the nine-month period ended September 30, 2006 compared to $2.7 million for the comparable 2005 period. The $13.3 million increase in cash provided by operating activities was primarily due to increased profitability, improved accounts receivable collections, and reduced payments for affiliate and owner-operator payables. These increases were offset in part due to the utilization of cash for the purchase of tractors to be held for resale to new drivers and the payment of environmental clean-up costs.

Cash used in investing activities totaled $10.7 million for the nine-month period ended September 30, 2006, compared to $9.3 million used in the comparable 2005 period. The increase of $1.4 million is primarily the result of the increase in purchasing business assets (including goodwill and intangible assets) of $2.8 million, offset by a $1.7 million increase in proceeds from the sale of real property, tractors and trailers.

Cash used in financing activities increased to $3.9 million during the nine-month period ended September 30, 2006, compared to net cash provided by financing activities of $5.3 million for the same period in 2005 due primarily to the pay down of our revolver and our term loan. In the comparable prior year period, we refinanced some of our debt and incurred debt financing costs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at September 30, 2006, over the periods we expect them to be paid (dollars in thousands):

	Total	Remainder of Fiscal Year 2006	Years 2007 & 2008	Years 2009 & 2010	The Five Years after 2010
Operating leases (1)	$40,454	$2,467	$16,454	$10,455	$11,078
Unconditional purchase commitments (2)	5,250	2,625	2,625	—	—
Total indebtedness (3)	282,600	350	9,600	187,650	85,000
Capital leases	2,604	219	1,544	780	61
Interest on indebtedness (4)	125,424	8,604	55,664	46,539	14,617

Total	$456,332	$14,265	$85,887	$245,424	$110,756

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases.
(2)	These obligations represent firm purchase commitments for the purchase of specified assets, which we expect to be funded in 2006 through a sale-leaseback arrangement.
(3)	Excludes a discount of $1.3 million.
(4)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of September 30, 2006 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of September 30, 2006 will remain in effect until maturity.

Additionally, we have $12.0 million of environmental liabilities, $9.4 million of pension plan obligations and $33.1 million of other long-term insurance claim obligations we expect to pay out over the next four to seven years. We also have $49.3 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of September 30, 2006 for our insurance administrator totaled $41.1 million. In October 2006, we increased our outstanding letters of credit by $6.0 million which was issued to our insurance administrator. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letters of credit.

Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. The Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds were used to repay approximately $70 million of the term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of outstanding Series B Notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our credit facility. The credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The interest rate on the Senior Floating Rate Notes at September 30, 2006 and 2005 was 10.0% and 8.1%, respectively.

We incurred $2.4 million in debt issuance costs relating to the Senior Floating Rate Notes. We are amortizing these costs over the term of the notes. The balance of the debt issuance costs as of September 30, 2006 was $1.8 million.

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

The term loan bears interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustment based upon the achievement of certain financial ratios. The principal payments are payable quarterly on March 15, June 15, September 15 and December 15. The term loan matures on November 12, 2009. The interest rate on the term loan at September 30, 2006 and 2005 was 8.3% and 6.8%, respectively.

We incurred $2.3 million in debt-issuance costs relating to the term loan. We are amortizing these costs over the term of the term loan to interest expense using the effective-interest method. The balance of these debt issuance costs as of September 30, 2006 was $1.0 million.

Revolving Credit Facility

The revolver comprises a $75.0 million revolver that is available until November 12, 2008 and a $20 million pre-funded letter of credit facility that is available until November 12, 2009. The revolver can be used for working capital and general corporate purposes, including permitted acquisitions and additional letters of credit. At September 30, 2006, we had $38.9 million available under the revolver and $49.3 million in outstanding letters of credit.

Interest on the revolver is, at our option, (a) 2.50% in excess of the Base Rate provided in the credit agreement, or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolver at September 30, 2006 and 2005 was 10.75% and 9.25%, respectively.

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

We incurred $1.5 million in debt-issuance costs relating to the revolver. We are amortizing these costs over the term of the revolver. The balance of the debt-issuance costs as of September 30, 2006 was $0.8 million.

9% Senior Subordinated Notes

The 9% Senior Subordinated Notes are unsecured obligations, due 2010, guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

We incurred $5.5 million in debt-issuance costs relating to the 9% Senior Subordinated Notes. We are amortizing these costs over the term of the 9% Senior Subordinated Notes. The balance of the debt issuance costs as of September 30, 2006 was $3.2 million.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Collateral, Guarantees and Covenants

The term loan and revolver are guaranteed by all of our existing and future direct and indirect domestic subsidiaries (collectively, the “subsidiary guarantors”). Our obligations under the term loan and revolver and our subsidiary guarantor obligations are collateralized by a first priority perfected lien on substantially all of our properties and assets and the subsidiary guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by us and the subsidiary guarantors, subject to certain exceptions. In addition, in certain cases, no more than 65.0% of the stock of our foreign subsidiaries is required to be pledged. Such assets pledged also collateralize certain interest rate protection and other hedging agreements permitted by the credit facility that may be entered into from time to time by us.

The credit agreement contains restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions, redeemable common stock, preferred stock issuance, capital expenditures, and the payment of dividends. At September 30, 2006, we were in compliance with all these debt covenants. The credit agreement includes one financial covenant, the ratio of Senior Secured Debt (as defined) to Consolidated EBITDA (as defined), which must be maintained. As of September 30, 2006, QD LLC was in compliance with this financial covenant.

Debt Retirement

The following is a schedule of our indebtedness, including capital lease obligations, at September 30, 2006 over the periods we are required to pay such indebtedness (dollars in thousands):

	Remainder of 2006	2007	2008	2009	2010 and after	Total
Variable term loan due 2009	$350	$1,400	$1,400	$62,650	$—	$65,800
Capital lease obligations	219	755	789	614	227	2,604
Revolver	—	—	6,800	—	—	6,800
9% Senior Subordinated Notes, due 2010	—	—	—	—	125,000	125,000
Senior Floating Rate Notes, due 2012	—	—	—	—	85,000	85,000

Total	$569	$2,155	$8,989	$63,264	$210,227	$285,204

The above table does not include the remaining unamortized original issue discount of $1.3 million relating to the Senior Floating Rate Notes.

QD LLC, has the ability to incur additional debt, subject to limitations imposed by the credit facility and the indentures governing the 9% Senior Subordinated Notes and the Senior Floating Rate Notes. Under the indentures governing the notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.25 to 1.0 or less. As of September 30, 2006, we were in compliance with this covenant.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

As a holding company with no significant assets other than ownership of 100% of QD LLC’s membership units, QDI also depends upon QD LLC’s cash flows to service our debt. QD LLC’s ability to make distributions to QDI is restricted by the covenants contained in the revolving credit facility and the indentures governing the notes. However, Apollo as our controlling shareholder may have an interest in pursuing reorganizations, restructurings or other transactions involving us that, in their judgment, could enhance their equity investment even though those transactions might involve increasing QD LLC’s leverage or impairing QD LLC’s creditworthiness in order to decrease QDI’s leverage. While the restrictions in the revolving credit facility cover a wide variety of arrangements that have traditionally been used to effect highly leveraged transactions, the revolving credit facility and the indentures may not afford the holders of our debt protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors in our Annual Report on Form 10-K for the year ended December 31, 2005 included under Item 1A “Risk Factors”, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, as well as of this Quarterly Report on Form 10-Q. These factors include:

•	general economic conditions,

•	the cyclical nature of the transportation industry due to various economic factors such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements,

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

•	our liability as a self-insurer to the extent of our deductibles as well as our ability to reduce our claims exposure through insurance due to changing conditions and pricing in the insurance marketplace,

•	competitive rate fluctuations,

•	the availability and cost of diesel fuel,

•	adverse weather conditions,

•	loss of qualified personnel, which could limit our growth and negatively affect operations,

•	our dependence on affiliates and owner-operators and our ability to attract and retain owner-operators, affiliates and Company drivers,

•	changes in, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry,

•	increased unionization, which could increase our operating costs or constrain operating flexibility,

•	our obligations under both historical and future environmental regulations and the increasing costs of environmental compliance,

•	our substantial leverage and restrictions contained in our debt agreements, including our credit facility and our indentures, and interest rate fluctuations in our floating rate indebtness,

•	the loss of one or more significant customers,

•	the cost of complying with existing and future anti-terrorism security measures enacted by federal, state and municipal authorities,

•	changes in senior management,

•	our ability to successfully integrate acquired businesses,

•	our ability to achieve anticipated operating results in fiscal 2006,

•	interests of Apollo Management, our largest shareholder, which may conflict with your interests, and

•	our ability to use our deferred tax assets in the future.

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

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are subject to market risks from interest rates due to our variable interest rate indebtedness, foreign currency fluctuations due to our international operations and increased commodity prices due to the diesel consumption necessary for our operations. During the nine months ended September 30, 2006 and 2005, we did not hold derivative instruments or engage in other hedging transactions to reduce our exposure to such risks.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

$ in 000s	Balance at September 30, 2006	Interest Rate at September 30, 2006	Effect of 1% Change
Revolver	$6,800	10.7%	$68
Term Loan	65,800	8.3%	658
Senior Floating Rate Notes	85,000	10.0%	850

Total	$157,600		$1,576

At September 30, 2006, a 1% point increase in the current per annum interest rate for each would result in $1.6 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of September 30, 2006. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 6.1% of our consolidated revenue for the nine months ended September 30, 2006 and 7.3% of our consolidated revenue for the nine months ended September 30, 2005. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the nine months ended September 30, 2006 were positively impacted by a $2.5 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first nine months of 2006 related to changes in the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.3 million for the nine months ended September 30, 2006, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at September 30, 2006, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. In the nine months ended September 30, 2006, a majority of fuel price fluctuations were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-159(f)) during the three months ended September 30, 2006 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

Other than reported in “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005, “Note 19. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 8. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A — Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 included under Item 1A “Risk Factors” and of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

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

QUALITY DISTRIBUTION, INC.

November 9, 2006	/s/ Gerald L. Detter
GERALD L. DETTER,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

November 9, 2006	/s/ Timothy B. Page
TIMOTHY B. PAGE, SENIOR VICE
PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)