Form 10-K
period 2006-12-31
QUALITY DISTRIBUTION INC
filed 2007-03-14
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2006

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

Registrant’s telephone number, including area code:

813-630-5826

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock (no par value per share)	Nasdaq Global Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class	Name of each exchange on which registered

None

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

Large accelerated filer  ☐                     Accelerated filer  ☒                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2006 was $108.5 million (based on the closing sale price of $13.28 per share).

As of March 1, 2007, the registrant had 19,140,586 outstanding shares of Common Stock, no par value, outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report, along with other documents that are publicly disseminated by us contain or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report and in any subsequent filings made by us with the SEC other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item-1A “Risk Factors.” These factors include:

•	general economic conditions,

•

the cyclical nature of the transportation industry due to various economic factors such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements,

•

our liability as a self-insurer to the extent of our deductibles as well as our ability or inability to reduce our claims exposure through insurance due to changing conditions and pricing in the insurance marketplace,

•	competitive rate fluctuations,

•	the availability of diesel fuel,

•	adverse weather conditions,

•	loss of qualified personnel, which could limit our growth and negatively affect operations,

•	our dependence on affiliates and owner-operators and our ability to attract and retain owner-operators, affiliates and Company drivers,

•	changes in, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry,

•	increased unionization, which could increase our operating costs or constrain operating flexibility,

•	our obligations under both historical and future environmental regulations and the increasing costs of environmental compliance,

•	our substantial leverage and restrictions contained in our debt agreements, including our credit facility and our indentures and interest rate fluctuations in our floating rate indebtedness,

•	the loss of one or more significant customers,

•	the cost of complying with existing and future anti-terrorism security measures enacted by federal, state and municipal authorities,

•	changes in senior management,

•	our ability to successfully integrate acquired businesses,

•	our ability to achieve anticipated operating results in fiscal 2007,

•	interests of Apollo Management, our largest shareholder, which may conflict with your interests,

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

PART I

ITEM 1. BUSINESS

Overview

We operate the largest dedicated bulk tank truck network in North America based on revenues as reported by Bulk Transporter in its 2005 Annual Gross Revenue Report. The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (which includes plastics), gasoline and related fuel products and bulk dry and liquid food-grade products. We primarily transport a broad range of chemical products and provide our customers with tank wash facilities, logistics and other value-added services. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including The Dow Chemical Company, Procter & Gamble Company, E.I. duPont and PPG Industries, and we provide services to most of the top 100 chemical producers with U.S. operations.

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, the number of miles driven per load, our market share, and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products are, in turn, affected by many other industries, including consumer and industrial products, automotive, paints and coatings, and paper, and tend to vary with changing economic conditions. Additionally, we provide leasing, tank cleaning, logistics and transloading services.

Our bulk service network consists primarily of independently owned third-party affiliate terminals and independent owner-operator drivers, supplemented by company operated terminals and trucks. Affiliates are independent companies we contract with to operate trucking terminals and tank washes exclusively on our behalf in defined markets. The affiliates provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. This relationship is governed by an extensive contract that provides, among other things, the markets and customers contracted, the revenue and cost sharing arrangement, and non-competition terms. Owner-operators are generally individual drivers who own or lease their tractors and agree to drive exclusively for us and our affiliate partners. We believe the use of affiliates and independent owner-operators provides three key competitive advantages to us in the marketplace. First, we believe that some well managed, locally owned and operated affiliate terminals can provide superior, tailored customer service. Second, affiliates and independent owner-operators are paid a fixed, contractual percentage of revenue for each load they transport creating a variable cost structure that provides protection against cyclical downturns. Third, our heavy reliance on affiliate and independent owner-operators creates an asset-light business model by generally reducing our capital investment, as our affiliate and independent owner-operators directly invest a substantial amount of the capital necessary to support the business they service. We continually evaluate our mix of affiliate and company terminals to optimize customer service, revenue growth, profitability and return on investment.

We believe the most significant factors relevant to our future business growth are the ability to (i) recruit and retain drivers, (ii) add new customers, (iii) obtain additional business from existing customers, and (iv) continue to leverage our variable cost, asset-light business model. Recent revenue growth has also been partially driven by pricing increases and we expect pricing increases to continue to positively impact our revenue growth. While a number of our customers operate their own private tank truck fleets and many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource a greater proportion of their logistic needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships, and flexible business model, we believe we are well-positioned to benefit from customers seeking consolidation of their shipping relationships and those opting to outsource a greater portion of their logistic needs to third-party tank truck carriers.

Our Industry

We estimate, based on industry sources, that the North American bulk tank truck industry generated revenues of approximately $9.0 billion in 2005. We operate in the highly fragmented for-hire segment of the chemical bulk transport market (estimated at $6.5 billion in 2005) where we have achieved the leading market share, based on revenues. Our competition in the for-hire segment is comprised of more than 200 smaller, primarily regional carriers. Based on revenues as reported by Bulk Transporter in its 2005 Annual Gross Revenue Report, we operate the largest dedicated bulk tank truck network comprising terminals, tractors and trailers in North America and therefore believe we are well-positioned to expand our business by increasing our market share.

The chemical bulk tank truck industry growth is generally dependent on (i) volume growth in the industrial chemical industry, (ii) the rate at which chemical companies outsource their transportation needs, (iii) the overall capacity of the rail system, and, in particular (iv) the extent to which chemical companies make use of the rail system for their bulk chemical transportation needs. As competitive pressures force chemical companies to reduce costs and focus on their core businesses, we believe that chemical companies will consolidate their shipping relationships and outsource a greater portion of their logistic needs to third-party tank truck carriers. We believe that large, national full-service carriers will benefit from any such consolidation of relationships and outsourcing of logistic needs and will be able to grow faster than the overall bulk tank truck industry.

Our industry is characterized by high barriers to entry such as (i) the time and cost required to develop the operational infrastructure necessary to handle sensitive chemical cargo, (ii) the financial and managerial resources required to recruit and train drivers, (iii) substantial industry regulatory requirements, and (iv) the significant capital investments required to build a fleet of equipment and establish a network of terminals. In addition, the industry continues to experience consolidation due to economic and competitive pressures, increasing operating costs for driver recruitment and insurance, and increasing capital investments for equipment and technology. As the cost and complexity of operating a bulk tank truck business increase, we believe that large, well-established carriers like ourselves will gain market share.

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

As of March 1, 2007, affiliates of Apollo Management, L.P. (“Apollo”), owned or controlled approximately 55.0% of our common stock, and approximately 47.3% on a fully diluted basis after giving effect to stock options, restricted stock and stock units.

Services Provided

Bulk Transportation Service

We are primarily engaged in the business of bulk transportation of liquid and dry chemical products through our subsidiary, Quality Carriers, Inc. (“QCI”). Business services are provided through company and affiliate terminals. As of December 31, 2006, 90 of 165 locations were company operations and the remaining locations were affiliate operations. Owner-operators are heavily relied upon to fulfill driver and tractor needs at both company and affiliate terminals. At December 31, 2006, 60% of the drivers in our network were owner operators. We believe the combination of the affiliate program and the emphasis on the use of owner-operators results in an efficient and flexible operating structure that provides superior customer service.

Affiliate Program

Affiliates are established and maintained by their owners as independent companies with individualized, parochial profit incentives designed to stimulate and preserve the entrepreneurial motivation common to small business owners. Each affiliate enters into a comprehensive contract with QCI pursuant to which the affiliate is required to operate its bulk tank truck enterprise exclusively for and on behalf of QCI, subject to limited exceptions. Each affiliate is supported by our corporate staff and is linked via computer to central management information systems located at our Tampa, Florida headquarters. Affiliates gain multiple benefits from their relationship with QCI, such as improved equipment utilization through access to our network of operating terminals, access to our broad national and local customer relationships, national driver recruitment, standardized safety training (for drivers, tankwashers and mechanics) and expanded marketing and sales resources. Affiliates gain further value from QCI’s management information systems, which provide essential operating and financial reports while simplifying daily operating situations with system-wide technology support through TMW dispatch/billing platforms and various mobile communication technologies for en-route electronic linkage. Affiliates also derive significant financial benefit through our purchasing leverage on items such as insurance coverage, tractors, fuel and tires.

Affiliates predominantly operate under the marketing identity of QCI and typically receive a percentage of gross revenues from each shipment they transport. Affiliates are responsible for their own operating expenses, such as maintenance and workers’ compensation insurance. This operating model creates a highly variable cost structure for QCI. We pay affiliates each week on the basis of completed billings to customers from the previous week. Our weekly settlement program deducts any amounts advanced to affiliates (and their individual drivers) for fuel, insurance, loans or other miscellaneous operating expenses, including rental charges for QCI’s tank trailers. We reimburse affiliates for certain expenses billed back to customers, including fuel, tolls and scaling charges.

Our contracts with affiliates typically carry a one-year term and thereafter renew on an annual basis unless terminated by either party. Affiliate contracts generally contain restrictive covenants prohibiting them from competing directly with QCI for a period of one year following termination of the contract. In addition, affiliates are required to meet all QCI standard operating procedures as well as being required to submit regular financial statements. Affiliates employ their own drivers and personnel as well as engage owner-operators who are contracted with QCI. All affiliate owner-operators and affiliate employee drivers must meet QCI’s operating standards and requirements.

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

Drivers utilized by QCI or an affiliate must meet specified guidelines for driving experience, safety records, tank truck experience and physical examinations in accordance with DOT regulations. We emphasize safety to our owner-operators and affiliate drivers and employee drivers and maintain driver safety inspection programs, safety awards, terminal safety meetings and stringent driver qualifications.

Tank Wash Operations

To maximize equipment utilization and efficiency we rely on tank wash facilities owned and operated by our subsidiary, Quality Services, Inc. (“QSI”), and affiliate-owned tank wash facilities located throughout our operating network. These facilities allow us to generate tank washing fees from owner-operators and affiliates as well as from non-affiliated carriers and shippers. We believe that the availability of these facilities enables us to provide an integrated service package to our customers and minimizes the risk of cost escalation associated with sole reliance on third-party tank wash vendors.

Driver Recruitment and Retention

QCI and its affiliates dedicate significant resources to recruiting and retaining owner operators and employee drivers. Employee drivers and owner-operators are hired in accordance with specific guidelines regarding safety records and driving experience as well as a personal evaluation by our staff. We employ only qualified drivers who meet our standards. These drivers are required to attend a rigorous safety training program administered by the Company.

Driver recruitment and retention is a primary focus for all operations personnel. Each terminal manager has direct responsibility for hiring and retaining drivers. QCI also has centralized recruiting departments at our Tampa corporate office and the regional field offices. We use many of the traditional methods of driver recruitment as well as using many newer methods of driver recruitment, including the use of the Internet.

From time to time, we facilitate driver recruitment by offering tractors through lease or purchase agreements. We also offer assistance to owner-operators and affiliate drivers to purchase the specialized equipment needed to handle liquid chemicals.

Drivers and Owner-Operators

At December 31, 2006, we utilized 3,396 drivers. Of this total, 2,040 were owner-operators, 967 were affiliate company employee drivers, and 389 were company employee drivers.

Company Personnel

At December 31, 2006, we employed 1,228 personnel, including 389 company employee drivers.

We provide our employees with health, dental, vision, life, and other insurance coverages subject to certain premium sharing and deductible provisions.

Union Labor

At December 31, 2006, we had 243 employees (115 drivers) in trucking, maintenance or tank wash facilities and approximately 83 drivers at three affiliate terminals who were members of the International Brotherhood of Teamsters.

Tractors and Trailers

As of December 31, 2006, we managed a fleet of approximately 3,800 trucks and 7,800 tank trailers. The majority of our tanks are single compartment, chemical-hauling trailers. The balance of the fleet is made up of multi-compartment trailers, dry bulk trailers, and special use equipment. The chemical transport units typically have a capacity between 5,000 and 7,800 gallons and are designed to meet DOT specifications for transporting hazardous materials. Each trailer is designed for a useful service life of 15 to 20 years, though this can be extended through upgrades and modifications. Each tractor is designed for a useful life of five to seven years, though this can be extended through upgrades and modifications. We acquire new tractors for an initial utilization period of seven years.

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

The following table shows the age of trailers and tractors we managed as of December 31, 2006. All numbers are approximated as of such date:

TRAILERS (1)	LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	11~15 YEARS	16~20 YEARS	GREATER THAN 20 YEARS	TOTAL
Company	309	26	1,114	1,494	1,614	1,529	6,086
Affiliate	216	72	432	222	126	267	1,335
Owner-Operator	—	—	3	4	2	2	11
Shipper Owned	130	33	44	51	36	43	337

Total	655	131	1,593	1,771	1,778	1,841	7,769

We also had 235 trailers that were held-for-sale.

TRACTORS (1)	LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	11~15 YEARS	GREATER THAN 15 YEARS	TOTAL
Company	188	330	473	98	16	1,105
Affiliate	447	194	350	78	9	1,078
Owner-Operator	202	228	878	279	59	1,646

Total	837	752	1,701	455	84	3,829

We also had 45 tractors that were held as inventory for sale or lease.

(1)	Age based upon original date of manufacture; tractor/trailer may be substantially refurbished or re-manufactured.

Leasing

We lease and sub-lease tractors to owner-operators and affiliates and also lease and sub-lease trailers to affiliates and other third parties, including shippers. Tractor lease and sub-lease terms range from 6 to 60 months and generally include a purchase option. Trailer lease and sub-lease terms range from 1 day to 84 months and do not include a purchase option. We derive a portion of our income from leasing these units to owner-operators, customers and affiliates.

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

Customer Service, Quality Assurance and Billing

Our quality assurance program is designed to achieve superior customer service through the development and implementation of standardized operating procedures for each area within our company. The procedures provide guidance in such areas as marketing, contracts, dispatch and terminal operations, driver hiring, safety and training, trailer operations, tractor operations, administrative functions, payroll, settlements, insurance, data processing and fuel tax administration. We also have an internal audit department that helps monitor and ensure compliance with company policies and procedures. We have also implemented a quality corrective action procedure to identify, document and correct safety and service non-conformance. We collect data on all incidents in order to better understand what occurred and, where appropriate, analyze where processes broke down, causing a non-conformance. This information is also reported back to many of our customers in the form of monthly service reports. Service reporting is required by an increasing number of chemical shippers.

Technology

We operate a system for dispatching trucks that enhances our ability to track our drivers, tractors, trailers and manage the business at a tactical level. Our system handles order entry, resource planning, dispatch and communications through various mobile communications platforms including Qualcomm OmniTRACS®, through our proprietary system, EDGE, for communication and equipment location updates, and through TMW platforms for resource tracking. We are also in the process of deploying GPS tracking devices for our trailer fleet. We provide document imaging at all locations and incorporate data into our website at www.qualitydistribution.com. Information contained on our website does not constitute a part of this prospectus supplement or the accompanying prospectus. These systems add to the productivity of our employees and increase integration of our equipment, which we believe results in improved value to our customers.

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

CUSTOMERS

Our revenue base consists of customers located throughout North America, including many Fortune 500 companies such as The Dow Chemical Company, Procter & Gamble, PPG Industries, and E.I. duPont. During 2006, 2005 and 2004, Dow Chemical accounted for approximately 9.7%, 10.2%, and 10.2% of total revenue, respectively. In 2006 and 2005, our 10 largest customers accounted for 29.8% and 31.2%, respectively of total revenues.

ADMINISTRATION

As of December 31, 2006, we operated approximately 165 terminals (excluding transload facilities) throughout the United States as well as in Canada. Company and affiliate terminals operate as separate profit centers and terminal managers are responsible and accountable for most operational decisions. Effective supervision requires maximum personal contact with customers and drivers. Therefore, to accomplish mutually defined operating objectives, the functions of customer service, dispatch and general administration typically rest within each terminal. Cooperation and coordination is further encouraged by our backhaul program.

From the corporate offices in Tampa, Florida, management monitors each terminal’s operating and financial performance, safety and training record, accounts receivable and customer service efforts. Terminal managers are responsible for ensuring their terminals remain in compliance with safety, maintenance, customer service and other operating procedures. Senior corporate executives, safety department personnel and audit department personnel conduct unannounced visits to verify terminal compliance. We strive to achieve uniform service and safety at all company and affiliate terminals, while simultaneously affording terminal managers the freedom to focus on generating business in their regions.

COMPETITION

The tank truck business is competitive and fragmented. We compete primarily with other tank truck carriers and dedicated private fleets in various states within the United States and Canada. With respect to certain aspects of our business, we also compete with intermodal transportation and railroads. Intermodal transportation has increased in recent years.

Competition for the freight transported by us is based primarily on rates and service. Management believes that we enjoy significant competitive advantages over other tank truck carriers because of our variable cost structure, overall fleet size, national terminal network and tank wash facilities.

Our largest competitors are Trimac Transportation Services Ltd., Superior Carriers, Inc., Groendyke Transport, Inc., Schneider National, Inc, and the Dana Companies. However, there are many other smaller recognized tank truck carriers, most of which are primarily regional operators.

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

RISK MANAGEMENT, INSURANCE AND SAFETY

The primary insurable risks associated with our business are motor vehicle related bodily injury and property damage, workers’ compensation and cargo loss and damage (which includes spills and chemical releases). We maintain insurance against these risks and are subject to liability as a self-insurer to the extent of the deductible under each policy. We currently maintain liability insurance for bodily injury and property damage with an aggregate limit on the coverage in the amount of $40 million, with a $5 million per incident deductible.

We currently maintain a $1 million per incident deductible for workers’ compensation insurance coverage. We are insured over our deductible up to the statutory requirement by state. We are self-insured for damage or loss to the equipment we own or lease, and for cargo losses.

We employ personnel to perform compliance checks and conduct safety tests throughout our operations. We conduct a number of safety programs designed to promote compliance with rules and regulations and to reduce accidents and cargo claims. These programs include training programs, driver recognition programs, safety awards, driver safety meetings, distribution of safety bulletins to drivers and participation in national safety associations.

ENVIRONMENTAL MATTERS

It is our policy and the policy of each of our subsidiaries to be in compliance with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals.

Our activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, many of which are classified as hazardous materials or hazardous substances. Our tank wash and terminal operations engage in the creation, storage or discharge and proper disposal of wastewater that may contain hazardous substances, the inventory and use of cleaning materials that may be hazardous substances and the control and discharge of storm-water from industrial sites. In addition, we may store diesel fuel and other petroleum products at our terminals. As such, we and others who operate in our industry or own and operate real property, are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of December 31, 2006 and 2005, respectively, we had reserves in the amount of $11.8 million and $17.2 million, respectively for all environmental matters discussed below.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party (“PRP”) under CERCLA and similar state laws at approximately 30 sites. Of these, there are eight sites with respect to which we received information requests but have denied liability. There has been no demand for payment and therefore we consider the matters to be inactive. For sixteen of these sites, we are one of many parties with alleged liability and are negotiating with either Federal, State or private parties on the scope of our obligations, if any. For example, we were notified in August, 2004 of potential liabilities involving the Lower Passaic River Study Area in New Jersey and the Malone Superfund Site in Texas. We will be participating in the initial studies of these two sites to determine site remediation objectives, goals and technologies. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase at the two sites. Likewise, we were also notified in August 2004 of our potential liability for remedial measures to be undertaken by the United States Environmental Protection Agency (“USEPA”) at the Mobile Tank Wash Facility Superfund Site in Mobile, Alabama. Liability cannot be estimated at this time. We have asserted claims against the site owner (who is currently in bankruptcy) and the owner’s insurers. As discussed below, at six of these sites we are the only responsible party and are in the process of conducting investigations and/or remediation projects.

We are responsible for remediation projects at six sites as a result of operations conducted by Chemical Leaman Corporation (“CLC”) prior to our acquisition of and merger with CLC in 1998. These six sites are: Bridgeport, New Jersey; William Dick, Pennsylvania; Charleston, West Virginia; Tonawanda, New York; Scary Creek, West Virginia; and East Rutherford, New Jersey. Each of these sites is discussed below, of which the first two are anticipated to require the most significant expenditures.

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

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a two mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via in-situ treatment and a local discharge. The treatment facility has been approved and construction was completed in early 2007. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate seven acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004 but was delayed due to weather-related issues. Field work was re-started in May 2005 and remediation work is on-going. Additional contamination has been identified since December 31, 2005. In regard to OU2, USEPA is now in the process of finalizing a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the in-situ treatment previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated expenditures to be in the range of $4.5 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (PADEP) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (OU1), treat contaminated groundwater (OU2), and perform remediation of contaminated soils (OU3) at this former wastewater disposal site. OU1 is complete. PADEP and USEPA have approved an interim remedy, which involves the construction of a treatment facility and discharge locally. We began construction of this facility in November 2006. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (SVE). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale operation in May 2004. In 2004, we also discovered buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. This work was completed in early 2005. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We excavated the pond’s soils into three discrete piles and determined the best approach to treat these soil piles. It was determined that most of the soil piles could be treated on site using SVE as originally planned. However, some modifications to the design had to be made in order to treat a limited number of soil piles. The SVE work began in 2006 and is on-going. We have estimated expenditures to be in the range of $2.5 million to $3.4 million.

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

We have estimated future expenditures for these other owned properties to be in the range of $2.6 million to $4.8 million.

Other Environmental Matters

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

We have estimated future expenditures for these other environmental matters to be in the range of $1.5 million to $3.8 million.

There can be no assurance that additional sites for which we are responsible will not be discovered, nor that violations by us of environmental laws or regulations will not be identified or occur in the future, or that environmental, health and safety laws and regulations will not change in a manner that could impose material costs on us.

MOTOR CARRIER REGULATION

As a motor carrier, we are subject to regulation by the FMCSA, and the Surface Transportation Board, or STB, both of which are units of the DOT. The FMCSA enforces comprehensive trucking safety regulations and performs certain functions relating to such matters as motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from owner-operators. The STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements. There are additional regulations specifically relating to the tank truck industry, including testing and specifications of equipment and product handling requirements. We may transport most types of freight to and from any point in the United States over any route selected by us. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes may include increasingly stringent environmental regulations, increasing control over the transportation of hazardous materials, changes in the hours-of-service regulations which govern the amount of time a driver may drive in any specific period of time, mandatory onboard black box recorder devices or limits on vehicle weight and size. In addition, our tank wash facilities are subject to stringent local, state and federal environmental regulation.

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. To a large degree, intrastate motor carrier operations are subject to safety and hazardous material transportation regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations mandate drug and alcohol testing of drivers and other safety personnel.

FMCSA rules govern hours of service for commercial truck drivers, limit the total consecutive off-duty hours a driver must take prior to driving in interstate commerce, and control the total daily consecutive driving and on-duty hours allowed. On October 1, 2005, the FMCSA revised the hours of service regulations to address concerns of a federal court. The only significant change affecting our operations is the requirement that at least one of the two periods of a recognized sleeper–berth break be at least 8 consecutive hours. Previously, a driver could accumulate the required 10-hour sleeper–berth break in two separate periods as long as each period was at least 2 hours and the two periods combined equaled 10 hours. The new rules allow drivers to drive up to 11 hours instead of the 10 hours permitted by the prior regulations, subject to the new 14-hour on-duty maximum described below. The rules require a driver’s off-duty period to be 10 hours, compared to 8 hours under the prior regulations. In general, drivers may not drive beyond 14 hours in a 24-hour period, compared to 15 hours in a 24-hour period under the prior regulations. During the new 14-hour consecutive on-duty period, the only way to extend the on-duty period is by the use of two separate sleeper–berth breaks with at least one of the two breaks of a recognized sleeper–berth break being at least 8 consecutive hours. Requiring a minimum 8 consecutive hour sleeper–berth break could possibly result in a decline in miles per truck because, under the new rule, drivers will no longer have the flexibility to take shorter sleeper–berth breaks of less than 8 hours while waiting to load or unload at a customer facility. Under the prior rules, during the 15-hour on-duty period, drivers were allowed to take multiple breaks of varying lengths of time, which could be either off-duty time or sleeper–berth time that did not count against the 15-hour period. There was no change to the rule that limits drivers to a maximum of 70 on-duty hours in 8 consecutive days. However, under the new rules, drivers can “restart” their 8-day clock at zero hours by taking at least 34 consecutive hours off duty.

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

We are subject to compliance with cargo security and transportation regulations issued by the Transportation Security Administration and by the Department of Homeland Security, including regulation by the new Bureau of Customs and Border Protection. We believe that we will be able to comply with pending Bureau of Customs and Border Protection rules, which will require pre-notification of cross-border shipments, with no material effect on our operations. We are also subject to the motor carrier laws of Canada and Mexico.

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

ADDITIONAL INFORMATION AVAILABLE ON COMPANY WEBSITE

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Our business is subject to general and industry-specific economic factors that are largely out of our control and could affect our operations and profitability.

Our business is dependent on various economic factors over which we have little control, that include:

•	the availability of qualified drivers,

•	changes in regulations concerning shipment of material we transport,

•	increases in fuel taxes and tolls,

•	interest rate fluctuations,

•	excess capacity in the tank trucking industry,

•	changes in license and regulatory fees,

•	downturns in customers’ business cycles,

•	reduction in customers’ shipping requirements; and

•	the U.S. economy generally.

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

We rely on participants in our affiliate program and independent owner-operators. A reduction in the number of owner-operators, whether due to capital requirements related to the expense of obtaining, operating and maintaining equipment or for other reasons, could have a negative effect on our operations and profitability. Similarly the loss of our more robust affiliates could adversely affect our profitability. Contracts with affiliates typically are for a one-year term that renew automatically for an additional year, and contracts with owner-operators may be terminated by either party on short notice. Although affiliates and owner-operators are responsible for paying for their own equipment and other operating costs, significant increases in these costs could cause them to seek a higher percentage of the revenue generated if we are unable to increase our rates commensurately. Conversely, a continued decline in the rates we pay to our affiliates and owner-operators could adversely affect our ability to maintain our existing affiliates and owner-operators and attract new affiliates, owner-operators and drivers.

We are self-insured and have exposure to certain claims and are subject to the insurance marketplace, all of which could affect our profitability.

The primary accident risks associated with our business are:

•	motor-vehicle related bodily injury and property damage,

•	workers’ compensation claims,

•	cargo loss and damage, and

•	general liability claims.

We currently maintain insurance for:

•	motor-vehicle related bodily injury and property damage claims, covering all employees, owner operators and affiliates,

•	workers’ compensation insurance coverage on our employees and company drivers, and

•	general liability claims.

Our insurance program includes a self insured deductible of $5.0 million per incident for bodily injury and property damage and a $1.0 million deductible for workers’ compensation. In addition, we currently maintain an umbrella insurance policy covering claims in excess of $5 million, up to an aggregate loss of $40 million per incident. The $5 million deductible per incident could adversely affect our profitability, particularly in the event of an increase in the number or severity of incidents. Additionally, we are self-insured for damage to the equipment that we own and lease, for cargo losses, and for non-trucking pollution legal liability and such self-insurance is not subject to any maximum limitation. We extend insurance coverage to our affiliates for (1) motor vehicle related bodily injury, (ii) property damage, (iii) general liability coverage, and (iv) cargo loss and damage. Under this extended coverage, affiliates are responsible for only a small portion of the applicable deductibles.

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

As a motor carrier, we are subject to regulation by the Federal Motor Carrier Safety Administration, or FMCSA, and the U.S. Department of Transportation or DOT, and by various state, federal and provincial agencies. These regulatory authorities exercise broad powers governing activities such as operating authority, safety, hours of service, hazardous materials transportation, financial reporting and acquisitions. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment, product-handling requirements and drug testing of drivers. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Possible changes include:

•	increasingly stringent environmental regulations,

•	increasing control over the transportation of hazardous materials,

•	changes in the hours-of-service regulations, which govern the amount of time a driver may drive in any specific period,

•	onboard black box recorder devices,

•	requirements leading to accelerated purchases of new trailers,

•	mandatory limits on vehicle weight and size, and

•	mandatory regulations imposed by the Department of Homeland Security.

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

Our activities, particularly those relating to our handling, transporting and storage of bulk chemicals, are subject to environmental, health and safety laws and regulation by governmental authorities in the United States and Canada. Environmental laws and regulations are complex and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. There can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs on us.

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

As a result of environmental studies conducted at our facilities or at third party sites, we have identified environmental contamination at certain sites that will require remediation. In addition, we have been named a potentially responsible party at various multi-part sites under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended and other similar state statutes. Our current reserves provided for these sites may prove insufficient, which would result in future charges against earnings.

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

At December 31, 2006, we had consolidated long-term indebtedness, including current maturities of long-term debt, of $279.1 million. The amount of our indebtedness could have important consequences, including the following:

•	using a portion of our cash flow to pay interest on our indebtedness will reduce the availability of our cash flow to fund working capital, capital expenditures and other business activities,

•	it increases our vulnerability to adverse economic and industry conditions,

•	it limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•	it limits our ability in making strategic acquisitions or exploiting business opportunities, and

•	it limits our operational flexibility, including our ability to borrow additional funds.

Our variable interest rate debt is $150.4 million as of December 31, 2006. Therefore, increases in market rates of interest will increase our interest expense, which would decrease our earnings. A 1% increase in the interest rate for our variable debt would increase our annual interest expense by approximately $1.5 million.

The loss of one or more significant customers may adversely affect our business.

We are dependent upon a limited number of large customers. Our top ten customers accounted for approximately 29.8% of our total revenues during 2006. In particular, our largest customer, The Dow Chemical Company, accounted for 9.7% of our total revenues during 2006. The loss of The Dow Chemical Company or one or more of our other major customers, or a material reduction in services performed for such customers, would have a material adverse effect on our results of operations.

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

At March 1, 2007, Apollo owned or controlled approximately 55.0% of the common stock of QDI and approximately 47.3% on a fully diluted basis after giving effect to stock options, restricted stock, and stock units. As a result, Apollo can influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer and any other matter requiring a vote of shareholders. The interests of Apollo may conflict with your interests. For example, if we encounter financial difficulties, or are unable to pay our debts as they mature, Apollo may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risk to our shareholders or debtholders. Similarly, if our financial performance and creditworthiness significantly improve in the future, Apollo may have an interest in pursuing reorganizations, restructurings, or other transactions that could increase our leverage or impair our creditworthiness or otherwise, in their judgment, enhance Apollo’s equity investment in QDI, even though these transactions might involve risk to our shareholders or debtholders.

Risks Related to our Common Stock

We have a majority shareholder who can substantially influence the outcome of all matters voted upon by our shareholders and prevent actions which a shareholder may otherwise view favorably.

As of March 1, 2007, Apollo and its affiliated funds owned or controlled approximately 55.0% of our outstanding common stock. As a result, Apollo can influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer and any other matter requiring a vote of shareholders. This concentration of ownership could delay, defer or prevent a change in control of our Company or impede a merger, consolidation, takeover or other business combination which a shareholder, may otherwise view favorably.

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

The market price of our common stock could decline as a result of sales by our existing shareholders of a large number of shares of our common stock. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As of March 1, 2007, there are approximately 19.1 million shares of common stock outstanding. Approximately 10.7 million shares of common stock are either “restricted securities” or affiliate securities as defined in Rule 144 under the Securities Act of 1933. In addition, we have an effective shelf-registration statement on Form S-3 that would permit us to sell, from time to time, in a public offering up to 6 million newly issued shares of common stock and enables Apollo and other parties to publicly resell up to 10.5 million shares of the our common stock held by such parties.

In addition, as of March 1, 2007, we have 3.4 million shares of common stock registered for issuance under our stock option plan and for the stock unit agreement with an officer. Options and stock units representing 3.1 million shares were outstanding as of March 1, 2007.

We currently do not intend to pay dividends on our common stock.

We do not expect to pay dividends on our common stock in the foreseeable future. In addition, the agreements governing our indebtedness restrict our ability to pay dividends. Accordingly, the price of our common stock must appreciate in order to realize a gain on your investment. This may not occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently we lease approximately 55,000 square feet for our administrative and corporate office headquarters in Tampa, Florida. The lease for our corporate headquarters, as extended, expires in May, 2007. However, we have entered into a lease for a new facility, for approximately 68,000 square feet, that we intend to occupy by May 2007.

We have no other location that is material to our operations. We engage in bulk transportation of liquid and dry chemical products through our subsidiary, QCI. Our tank wash business is operated through our subsidiary, QSI.

As of December 31, 2006, our terminals and facilities consisted of the following:

	Terminals Operated	Physical Locations	Owned by QCI
QCI	56	56	17
QSI	34	15	18
QCI Affiliate *	73	70	7
QSI Affiliate	2	1	1
Total	165	142	43

*	Affiliates operate 15 tank wash facilities as part of their operations.

In many instances, we operate different types of terminals out of the same physical location. For example, one terminal also operates a separate physical location as a sub-terminal. We have excluded from the above totals, three Company transload terminals (includes two separate physical locations of which we own one location) and three affiliate transload terminals.

In addition to the properties listed above, we also own property in Croydon, PA; Downingtown, PA; Greensboro, NC; Lexington, NC; Chesnee, SC; Houston, TX; and Fairforest, SC.

In addition to the properties listed above, we also have properties held-for-sale in Syracuse, NY and Spartanburg, SC.

ITEM 3. LEGAL PROCEEDINGS

Routine Legal Matters

In addition to those items disclosed under Item 1. “Business—Environmental Matters” and Note 17 to our consolidated financial statements contained herein, “Commitments and Contingencies—Environmental Matters,” we are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of March 1, 2007 are as follows:

Name	Age	Position
Gerald L. Detter	62	Chairman of the Board and Chief Executive Officer
Dennis R. Copeland	57	Senior Vice President—Administration
Gary R. Enzor	44	President and Chief Operating Officer
Virgil T. Leslie	52	Executive Vice President—Sales
Robert J. Millstone	63	Senior Vice President, General Counsel and Secretary
Timothy B. Page	54	Senior Vice President and Chief Financial Officer

Gerald L. Detter has been employed as Chief Executive Officer of QDI since June 5, 2005. Mr. Detter is also a director of QDI and serves as Chairman of the Board. On November 9, 2005, Mr. Detter relinquished his title of President of QDI to Mr. Enzor as part of a Board-approved succession plan. Prior to his employment by QDI, Mr. Detter served as Senior Vice President of Conway Incorporated and President and Chief Executive Officer of Con-Way Transportation Services, Inc, a trucking subsidiary of Conway Incorporated from 1997 until his retirement in December 2004.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Stock Market’s Global Market (NASDAQ) under the symbol “QLTY”. The table below sets forth the quarterly high and low sale prices for our common stock as reported on the NASDAQ Global Market.

	Common Stock
	High	Low
2006
1st quarter	$14.00	$7.86
2nd quarter	17.37	11.32
3rd quarter	15.75	11.33
4th quarter	17.73	11.86

2005
1st quarter	$11.25	$8.30
2nd quarter	10.85	7.15
3rd quarter	10.39	7.05
4th quarter	8.14	5.41

As of March 1, 2007, there were approximately 97 record holders of our common stock.

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

UNREGISTERED SALES OF EQUITY SECURITIES

During 2006, we issued 86,512 shares of our common stock upon the cashless exercise of outstanding warrants. The shares were not registered under the Securities Act of 1933 and were sold pursuant to an exemption under Section 4(2) of the Securities Act and the rules of the SEC promulgated thereunder. These warrants were a part of the warrants issued to bondholders in 2002 in connection with an exchange offer. Warrants to purchase approximately 116,000 shares of our common stock at an exercise price of $2.94 per share were outstanding at December 31, 2006. Warrants representing 10,000 shares expired unexercised on January 15, 2007.

PERFORMANCE GRAPH

The following graph depicts a comparison of cumulative total shareholder returns for us as compared to the Nasdaq Trucking & Transportation Index and the Nasdaq Stock Market (U.S.) Index. The graph assumes the investment of $100 on November 7, 2003 (the date our stock began trading on the Nasdaq National Market) through December 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The consolidated statements of operations data set forth below for the fiscal years ended December 31, 2006, 2005 and 2004 and the historical balance sheet data as of December 31, 2006 and 2005 are derived from our audited financial statements included under Item 8 of this report. The historical statements of operations data for the fiscal years ended December 31, 2003 and 2002 and the historical balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited financial statements that are not included in this report.

	YEAR ENDED DECEMBER 31
	2006	2005	2004	2003	2002
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data
Operating revenues	$730,159	$678,076	$622,015	$565,440	$516,760
Operating expenses:
Purchased transportation	493,686	471,238	420,565	360,303	301,921
Depreciation and amortization	15,710	16,714	22,493	28,509	31,823
Other operating expenses	172,313	150,299	163,893	157,834	160,618

Operating income (1)	48,450	39,825	15,064	18,794	22,398
Interest expense, net	(29,388)	(26,712)	(22,343)	(29,984)	(33,970)
Transaction fees	—	—	—	(700)	(10,077)
Interest expense, preferred stock conversion	—	—	—	(59,395)	—
Gain on debt extinguishment	—	—	—	4,733	—
Write-off of debt issuance costs	—	(1,110)	—	—	—
Other (expense) income	(888)	222	(857)	(649)	(6)

Income (loss) before taxes	18,174	12,225	(8,136)	(67,201)	(21,655)
(Benefit from) provision for income taxes	(36,033)	352	2,421	(99)	1,443

Income (loss) from continuing operations, before discontinued operations and cumulative change in accounting principle	54,207	11,873	(10,557)	(67,102)	(23,098)
Loss from discontinued operations, net of tax	—	—	—	—	(2,913)
Cumulative effect of a change in accounting principle (2)	—	—	—	—	(23,985)

Net income (loss)	54,207	11,873	(10,557)	(67,102)	(49,996)
Preferred stock dividends and accretions	—	—	(145)	(4,540)	(6,021)

Net income (loss) attributable to common shareholders	$54,207	$11,873	$(10,702)	$(71,642)	$(56,017)

Income (loss) from continuing operations per share (3)
Basic	$2.87	$0.63	$(0.57)	$(12.51)	$(8.64)
Diluted	2.77	0.62	(0.57)	(12.51)	(8.64)
Weighted average common shares outstanding
Basic	18,920	18,934	18,910	5,729	3,369
Diluted	19,571	19,301	18,910	5,729	3,369

	YEAR ENDED DECEMBER 31
	2006	2005	2004	2003	2002
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Other Data
Net cash provided by operating activities	$27,126	$8,060	$15,467	$17,349	$25,832
Net cash used in investing activities	(9,481)	(15,084)	(7,603)	(12,381)	(7,169)
Net cash (used in) provided by financing activities	(12,474)	5,858	(6,070)	(4,733)	(19,998)
Number of terminals at end of period (4)	165	165	161	156	145
Number of trailers operated at end of period (5)	7,769	7,461	7,377	8,253	7,565
Number of tractors operated at end of period (6)	3,829	3,539	3,550	3,473	3,363

Balance Sheet Data at Period End:
Working capital	$67,190	$50,439	$12,424	$7,748	$13,804
Total assets	421,262	382,405	379,298	374,379	381,586
Total indebtedness, including current maturities	279,122	289,116	276,550	279,509	397,613
Redeemable securities (7)	—	—	—	—	62,675
Shareholders’ equity (deficit)	35,163	(22,110)	(34,100)	(20,671)	(200,709)

(1)	For the years ended December 31, 2003 and 2002, operating income includes charges of $3.0 million and $4.1 million, respectively, relating to expenses or losses attributable to our operations prior to the 1998 acquisition of CLC for insurance claims and restructuring charges.
(2)	Adoption of SFAS Statement 142, “Goodwill and Other Intangible Assets,” resulted in a $24.0 million non-cash impairment loss related to goodwill as a cumulative effect of a change in accounting principle.
(3)	Loss from continuing operations per share and weighted average common shares outstanding for all periods presented gives effect to the 1.7 for 1 stock split effected on November 4, 2003.
(4)	Excludes transload facilities.
(5)	Excludes trailers held-for-sale.
(6)	Excludes tractors held as inventory.
(7)	Redeemable securities of QDI on a consolidated basis consisted of $51.0 million of mandatorily redeemable preferred stock and accrued dividends on this stock of $11.9 million at December 31, 2002 and are net of $0.2 million in shareholder loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We operate the largest dedicated bulk tank truck network in North America based on revenues as reported by Bulk Transporter in its 2005 Annual Gross Revenue Report. The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (which includes plastics), gasoline and related fuel products and bulk dry and liquid food-grade products. We primarily transport a broad range of chemical products and provide our customers with tank wash facilities, logistics and other value-added services. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including The Dow Chemical Company, Procter & Gamble Company, E.I. duPont and PPG Industries, and we provide services to most of the top 100 chemical producers with U.S. operations.

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, the number of miles driven per load, our market share, and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products are, in turn, affected by many other industries, including consumer and industrial products, automotive, paints and coatings, and paper, and tend to vary with changing economic conditions.

Our bulk service network consists primarily of independently owned third-party affiliate terminals and independent owner-operator drivers, supplemented by company operated terminals and trucks. Affiliates are independent companies we contract with to operate trucking terminals and tank washes exclusively on our behalf in defined markets. The affiliates provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. This relationship is governed by an extensive contract that provides, among other things, the markets and customers contracted, the revenue and cost sharing arrangement, and non-competition terms. Owner-operators are generally individual drivers who own or lease their tractors and agree to drive exclusively for us and/or our affiliate partners. We believe the use of affiliates and independent owner-operators provides three key competitive advantages to us in the marketplace. First, we believe that some well managed, locally owned and operated affiliate terminals can provide superior, tailored customer service. Second, affiliates and independent owner-operators are paid a fixed, contractual percentage of revenue for each load they transport creating a variable cost structure that provides protection against cyclical downturns. Third, our heavy reliance on affiliates and independent owner-operators creates an asset-light business model by generally reducing our capital investment, as our affiliate and independent owner-operators directly invest a substantial amount of the capital necessary to support the business they service. We continually evaluate our mix of affiliate and company terminals to optimize customer service, revenue growth, profitability and return on investment.

We believe the most significant factors relevant to our future business growth are the ability to (i) recruit and retain drivers, (ii) add new customers, (iii) obtain additional business from existing customers, and (iv) continue to leverage our variable cost, asset-light business model. Recent revenue growth has also been partially driven by pricing increases and we expect pricing increases to continue to positively impact our revenue growth in 2007. While a number of our customers operate their own private tank truck fleets and many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource a greater proportion of their logistic needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships, and flexible business model, we believe we are well-positioned to benefit from customers seeking consolidation of their shipping relationships and those opting to outsource a greater portion of their logistic needs to third-party tank truck carriers.

Since September 2004, we have implemented several major initiatives designed to enhance our operating flexibility, upgrade and standardize our business processes, improve customer service, and increase our profitability. Some of these initiatives are described below.

•

Changed our Management Team. We installed a strong senior management team, including Chairman and Chief Executive Officer Gerald L. Detter, who founded and led Con-Way Trucking; President and Chief Operating Officer Gary Enzor, who was previously with Swift Transportation; Chief Financial Officer Tim Page, who was previously with Perry Ellis International.

•

Greater Focus on Safety and Training. We have made safety the top focus of our organization. We have developed comprehensive programs to further focus our safety procedures and benchmark us against the best in the industry. Tangible results of this focus have already manifested themselves in decreasing at-fault accident frequencies in 2006. We also instituted a training program for terminal, field and headquarters personnel to augment our existing driver training. In 2006, we began providing extensive technical and interpersonal training to all dispatchers, terminal managers, and supervisors.

•

Increased Pricing. Due to the tight bulk transportation market in 2005, we implemented price increases in both our bulk tank transportation business and our tank wash business. As a result, our trucking revenue (excluding FSC) per billed mile increased in 2006.

•

Maximize Affiliate Relationships. Since January 1, 2005, we acquired or assisted in the transfer of several underperforming affiliates to refocus our efforts in targeted markets. In 2005, we terminated the affiliate arrangements with several affiliates and assumed those affiliates’ operations in all but one case. We also acquired an operation from a strong affiliate, which allowed the owners of that well-run, former affiliate to subsequently purchase an underperforming affiliate. For 2006 and 2005, these transactions resulted in the purchase of $1.7 million and $0.4 million, respectively of tractors, trailers and equipment and $6.3 million and $1.8 million, respectively of goodwill and non-compete agreements.

•

Targeted Acquisitions. In early 2006, we acquired two transportation companies that contributed approximately $10.9 million in revenue and $1.2 million in operating income before interest and taxes in 2006. The total cash outlay for these acquisitions was $4.1 million.

•	Increase Transportation Capacity. We and our affiliates have expanded our transportation capacity by investing in new trailers through various methods, including purchases and leases.

•

Increase Number of Drivers. In an effort to increase the number of drivers we utilize, we instituted a new program, in January 2006, that enables drivers to become owner-operators by assisting them in acquiring a tractor. We use our credit to either lease or buy tractors from manufacturers or re-sellers and then lease or sub-lease them to owner-operators. The main objective of this program is to add drivers. As of December 31, 2006, we currently have over 200 active drivers in this program.

On July 13, 2004, we sold certain assets of PPI including accounts, customer lists and insurance contracts. These assets were related to the business of offering insurance to individuals who are not owner-operators, affiliates and fleet owners doing business regularly with us (“QDI Persons”).

For the retained business, which encompasses on-going transactions with QDI Persons, we entered into an outsourcing agreement, extended until 2010, whereby the third party insurance brokerage company provides the administrative responsibilities for insurance-related services offered to QDI Persons. We receive a percentage of certain commissions, underwriting profits, administrative and other defined revenues related to the outsourced administrative responsibilities for insurance-related services. We have retained certain claims of PPI including $1.5 million of reserves, as of December 31, 2006, established on the uninsured policies identified during the investigation of irregularities at PPI.

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

Goodwill—Goodwill is reviewed for impairment annually and whenever events or circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events or circumstances indicate possible impairment. We identified three reporting units: transportation operations, insurance operations and Mexican operations. We allocated goodwill to the transportation operation as it principally resulted from the acquisition of Chemical Leaman Corporation in 1998. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill. We performed our annual assessment during the second quarter of fiscal year 2006. We used a combination of discounted cash flows and valuation of our capital structure to estimate the fair value. Projections for future cash flows were based on our recent operating trends and projected average growth rate for revenue of approximately 6% over 5 years. The discount rate used to discount cash flows was based on our weighted average cost of capital of approximately 11.5%. Even if our revenue projections were to decline by 10%, we would not have an impairment of our goodwill. If actual cash flows turn out to be significantly less than projections, then the impairment analysis could change, possibly resulting in future impairment charges.

Deferred tax asset—We use the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance.

During fiscal 2006, we released approximately $45.8 million of our $46.7 million deferred tax valuation allowance, due to improved operating results and the determination that it is more likely than not that expected future taxable income will be sufficient to utilize certain of our deferred tax assets. We will evaluate the remaining $0.9 million of the deferred tax valuation allowance in 2007 and if it is determined that it is more likely than not that the remaining deferred tax assets will be realized, we will release the remaining deferred tax valuation allowance. To the extent that estimates of future taxable income decrease or do not materialize, potentially significant additional valuation allowances may be required. Our determinations of accounting policies are not assurances of future events.

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

Accident claims reserves—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5 million per incident for bodily injury and property damage and $1 million for workers’ compensation for periods after September 15, 2002. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease, and for cargo losses. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own safety department personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Revenue recognition—Transportation revenues, including fuel surcharges and related costs are recognized on the date the freight is delivered. Other service revenues, consisting primarily of lease revenues from affiliates, owner-operators and third parties, are recognized ratably over the lease period. Tank wash revenues are recognized when the wash is completed. Service revenues on insurance policies are recorded as a contractual percentage of premiums received ratably over the period that the insurance covers. We have recognized all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted by our customers.

Allowance for uncollectible receivables—The allowance for all potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by our management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators and affiliates. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Absent a change in our collection efforts, a $50 million increase in our receivables (aged less than 60 days) resulting from transportation billings would increase our allowance for uncollectible receivables by less than $0.1 million.

Stock compensation plans—Stock compensation for our 2003 Stock Option Plan is determined by the assumptions required under SFAS 123R, which includes, volatility, expected life, risk-free interest rate, dividend rate and expected forfeiture rate. The total stock compensation that is expected to be recognized over the life of the 417,500 options issued in January 2006 and the 60,000 options issued in May 2006 is $2.4 million. If the expected life of the options were to increase from 4 years to 5 years, then the total compensation would increase to $2.6 million. If our risk-free interest rate were to increase by 1% point, then the total compensation would stay constant at approximately $2.4 million. If our volatility rate were to increase by 1% point, then the total compensation would stay constant at approximately $2.4 million.

Pension plans—We maintain two noncontributory defined-benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (5.5% to 5.75%) and assumed rates of return (7.50% to 8.00%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

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

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. At December 31, 2006, our projected benefit obligation (“PBO”) was $49.8 million. Our projected 2007 net periodic pension expense is $161,000. A 1.0% decrease in our assumed discount rate would increase our PBO to $55.4 million and decrease our 2007 net periodic pension expense to $140,000. A 1.0% increase in our assumed discount rate would decrease our PBO to $45.1 million and increase our 2007 net periodic pension expense to $187,000. A 1.0% decrease in our assumed rate of return would not change our PBO but would increase our 2007 net periodic pension expense to $579,000. A 1.0% increase in our assumed rate of return would not change our PBO but would decrease our 2007 net periodic pension expense to a credit of $256,000.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are in the process of analyzing the January 2007 adoption of FIN 48 in order to determine its effects, if any, on our financial position, results of operations or cashflows.

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

In October 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 changed the accounting rules for reporting and disclosures related to pensions and other postretirement benefit plans. This change was effective for our fiscal year ending December 31, 2006. The adoption of SFAS 158 required us to reclassify $0.9 million of a pension intangible asset into Accumulated Other Comprehensive Loss within our shareholders equity.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for our year ended December 31, 2006, and allows a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have any impact on our financial position, results of operations or cashflows.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2006	2005	2004
OPERATING REVENUES:
Transportation	79.1%	80.6%	83.7%
Other service revenue	9.1	9.9	11.4
Fuel surcharge	11.8	9.5	4.9

Total operating revenues	100.0	100.0	100.0
OPERATING EXPENSES:
Purchased transportation	67.6	69.5	67.6
Compensation	10.0	9.2	9.4
Fuel, supplies and maintenance	7.4	5.3	5.4
Depreciation and amortization	2.2	2.5	3.6
Selling and administrative	3.3	3.0	4.0
Insurance claims	1.8	2.8	3.7
Taxes and licenses	0.5	0.4	0.5
Communication and utilities	1.3	1.2	1.1
(Gain) loss on disposal of property and equipment	(0.7)	—	0.4
Impairment on property and equipment	—	—	0.5
PPI class action settlement and related expenses	—	0.2	1.3

Total operating expenses	93.4	94.1	97.5

Operating income	6.6	5.9	2.4

Interest expense, net	(4.0)	(3.8)	(3.6)
Write-off of debt issuance costs	—	(0.2)	—
Other (expense)	(0.1)	—	(0.1)

Income (loss) before income taxes	2.5	1.9	(1.3)
(Benefit from) provision for income taxes	(4.9)	0.1	0.4

Income (loss) from continuing operations	7.4	1.8	(1.7)

The following table sets forth for the periods indicated the number of terminals, tractors and trailers utilized in our business (including affiliates and owner-operators) as of December 31:

	2006	2005	2004
Terminals *	165	165	161
Number of Drivers	3,396	3,244	3,170
Trailers **	7,769	7,461	7,377
Tractors ***	3,829	3,539	3,550

*	excludes transload facilities.
**	excludes 235, 384 and 654 trailers that are held-for-sale as of December 31, 2006, 2005 and 2004, respectively.
***	excludes 45 and 43 tractors held as inventory for sale as of December 31, 2006 and 2005, respectively.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Total revenues for 2006 were $730.2 million, an increase of $52.1 million or 7.7%, compared to 2005 revenues. Transportation revenue increased by $30.7 million or 5.6% compared to 2005. The increase in transportation revenue is primarily attributable to rate increases and an increase in the number of miles driven offset in part by a reduction in the total number of loads from the prior year. The decreased load count was spread across most of our customer base.

Other service revenue decreased by $0.6 million or 0.9% in 2006 versus 2005. This decrease was primarily due to a $1.8 million decrease in rental revenues resulting from reduced trailer rental revenue generated from our affiliates, partially offset by a $0.8 million increase in revenues at our QSI subsidiary. Fuel surcharge revenue increased $22.0 million from 2005 as a result of higher average fuel prices and an increase in the number of miles driven during the year. Approximately 85% of the fuel surcharge revenue is reflected in “Purchased transportation” and was paid to our affiliates and company owner-operators during fiscal year 2006 while the remaining company costs offset by the fuel surcharge are reflected in “Fuels, supplies and maintenance.”

We managed a total of approximately 7,800 trailers and 3,800 tractors at the end of 2006 compared to 7500 trailers and 3,500 tractors at December 31, 2005. The increase in trailers is primarily due to our purchase or lease of additional trailers during fiscal year 2006. The increase in tractors is partially the result of acquiring affiliates and new businesses and expanding the number of owner-operators through our tractor lease program. We expect to either purchase or lease additional tractors and trailers in 2007.

Operating expenses totaled $681.7 million in 2006, an increase of $43.5 million or 6.8% from 2005. The increase in operating expenses was primarily attributable to a $22.4 million increase in Purchased transportation, a $17.9 million increase in Fuels, supplies and maintenance and a $10.6 million increase in Compensation.

The increase over the prior year in purchased transportation is primarily due to a majority of the $22.0 million of additional fuel surcharges being passed through to our affiliates and owner-operators offset in part by a shift of our transportation business from affiliates to more company operations. We pay our affiliates approximately 85% of the transportation revenue while we pay company owner-operators approximately 62% of the transportation revenue. Since we pay our affiliates a greater percentage of revenues generated by them than is paid to company owner-operators, our purchased transportation costs will decrease more as revenues generated by affiliates decrease as a percentage of total transportation revenue. Our affiliates generated 66.6% of our transportation and fuel surcharge revenue in 2006 compared to 76.7% for the prior year. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 74.4% versus 77.1% for the prior year due to this shift in our revenue mix.

Compensation expense increased $10.6 million, or 17.0% primarily due to new or converted company terminals added over the prior year, company-wide compensation increases and an increase in stock-based compensation expense offset in part by decreases from the prior year for pension, severance and hiring costs for senior executives. The increase in stock-based compensation expense is due in part to the implementation of SFAS 123R on January 1, 2006.

Fuel, supplies and maintenance increased $17.9 million or 49.9% due primarily to fuel costs associated with the shift of revenue from affiliates to company owned terminals, increased lease costs as we fund the expansion of our trailer fleet through the use of operating leases, costs associated with the purchase of tires as we expand our fleet and an increase in the number of miles driven, increased maintenance as we increase the capacity of our equipment and increased cleaning of our trailers.

Depreciation and amortization expense decreased $1.0 million, or 6.0%, due primarily to the sale of tractors in the prior year and the use of more leased trailers versus purchasing trailers as well as a number of assets becoming fully depreciated throughout 2006 and 2005.

Selling and administrative expenses increased $3.6 million, or 17.7%. This increase is primarily attributable to a $2.2 million increase in environmental costs associated with the Bridgeport, NJ location and our William Dick, PA location and EPA oversight charges assessed due to a recent court decision offset by cost reductions at various smaller sites, an increase in travel costs as we add more company operations in addition to increased driver recruitment costs and increased building rental and maintenance costs associated with corporate and terminal buildings. These increases were partially offset by a $1.8 million decrease in professional fees from the prior year for tax, accounting and legal issues that did not recur in 2006 and a $1.3 million decrease in bad debt expense arising from improved collection efforts.

Insurance expense decreased $5.9 million, or 30.6%, due primarily to an improvement in our loss experience in 2006 and a refinement in our projection from our claims model through the use of more specific industry data and the recognition of early settlement claims offset in part by $2.0 million of cleanup costs related to a chemical release at one of our tank wash facilities. During 2006, we received $0.7 million of insurance reimbursement funds. During 2005, we received $2.9 million of insurance reimbursement funds and reversed $0.6 million of fines and penalties related to our insurance subsidiary that was initially recorded in the fourth quarter of 2004.

Gain on disposal of property and equipment was $5.2 million in fiscal year 2006 as compared to a loss of $0.3 million in fiscal year 2005, primarily due to the sale of several real properties that generated $4.5 million of gain with the remaining net gain generated from the sale of tractors and trailers. The impairment loss on property and equipment was $0.3 million and $0.1 million in fiscal years 2006 and 2005, respectively. PPI class action settlement and related expenses decreased $1.0 million in 2006 as most related expenses were accrued in 2005.

Operating income increased $8.6 million or 21.7% compared to 2005. The operating margin for 2006 was 6.6% compared to 5.9% for 2005 as a result of the above items.

Interest expense increased by $4.0 million or 14.8% in 2006 compared to 2005 primarily due to the increase in interest rates over 2005. Interest income increased by $1.3 million due primarily to the realization of $0.7 million of interest income arising from the payment in stock of two stock subscription notes and interest earned on notes arising from the sale of tractors.

In the first quarter of 2005, we wrote off $1.1 million of debt issuance costs associated with the $70 million partial repayment of our term loan using proceeds from the issuance of new debt in January 2005.

Other income decreased by $1.1 million due primarily to a $1.0 million charge for expenses related to the filing of a shelf registration statement and expenses for potentially issuing new shares and reduced foreign currency transaction exchange gain in 2006 versus 2005.

The benefit for income taxes was $36.0 million in 2006 as compared to a provision for income taxes of $0.4 million in 2005. This change was primarily due to the release of approximately $45.8 million of our $46.7 million deferred tax valuation allowance. This release is due to improved operating results and the determination that it is more likely than not that expected future taxable income will be sufficient to utilize certain of our deferred tax assets.

Net income was $54.2 million for 2006 versus $11.9 million for 2005 for the reasons outlined above.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Total revenues for 2005 were $678.1 million, an increase of $56.1 million or 9.0%, compared to 2004 revenues of approximately $622.0 million. Transportation revenue increased by $25.6 million or 4.9% compared to 2004. The increase is primarily attributable to a rate increase and an increase in the number of drivers offset in part by a reduction in the total number of loads from the prior year. The total number of miles was down slightly from the prior year. The decreased load count was spread across our entire customer base.

Other service revenue decreased by $3.2 million or 4.5% in 2005 versus 2004. This decrease was primarily due to a $1.6 million decrease in revenues at our PPI subsidiary resulting from lower premium revenues after the sale of certain assets by PPI, a $0.5 million decrease in revenues at our QSI subsidiary and a $1.0 million decrease in tractor, trailer and other rental revenues. Fuel surcharge revenue increased $33.6 million from 2004 as a result of higher fuel prices and volume increases.

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

Selling and administrative expenses decreased $4.6 million, or 18.4%. This decrease is primarily attributable to a $4.9 million charge incurred in the 2004 period for environmental costs associated with the William Dick, PA site versus a current year net charge of $0.7 million in environmental costs (arising from increased costs at our Bridgeport, NJ location and our William Dick, PA location offset by cost reductions at our Tonawanda, NY location), a $1.1 million decrease in relocation costs arising from the hiring of senior executives in 2004 and a $0.6 million decrease in bad debt expense arising from improved collection efforts offset by a $0.7 million increase in rental costs associated with our corporate facility. Insurance expense decreased $3.6 million, or 15.8%, due primarily to a $2.2 million increase in reimbursements for a fire that occurred in a prior year and reduced adverse developments during the year for major claims. In fiscal year 2005, we reversed $0.6 million of fines and penalties that were accrued in fiscal year 2003 due to the pending closure of such issues.

Loss on disposal of property and equipment decreased $2.1 million in fiscal year 2005 primarily due to the sale of the Levy glass division occurring in fiscal year 2004. Impairment loss on property and equipment were $0.3 million and $2.4 million in fiscal years 2005 and 2004, respectively. The impairment on property and equipment was $0.1 million in 2005 compared to $2.9 million in 2004 due to the $2.5 million impairment loss taken in the fourth quarter of 2004 on 654 trailers held-for-sale as well as a $0.4 million impairment loss on non-utilized assets at our Mexican subsidiary.

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

EXCHANGE RATES

We operate in Canada and Mexico as well as in the United States. Our results of operations are affected by the relative strength of currencies in the countries where we operate. Approximately 7.2%, 7.1% and 7.1% of our revenue in fiscal year 2006, 2005 and 2004, respectively, was generated outside the United States.

In comparing the average exchange rates between fiscal 2006 and the year-ago period, the Canadian dollar appreciated against the United States dollar by approximately 6.8% while the Mexican peso depreciated against the United States dollar by approximately 0.1%. The change in exchange rates positively impacted revenue by approximately $3.3 million. The appreciation of the Canadian dollar since December 31, 2005 was the primary reason for the less than $0.1 million increase in cumulative currency translation loss in shareholders’ equity for fiscal year 2006.

Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.1 million gain in fiscal year 2006, a $0.4 million gain in fiscal year 2005, and a $0.8 million loss in fiscal year 2004. Risks associated with foreign currency fluctuations are discussed further in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

LIQUIDITY AND CAPITAL RESOURCES

The following summarizes our cash flows for fiscal years 2006, 2005 and 2004 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,
(In Thousands)	2006	2005	2004
Net cash provided by operating activities	$27,126	$8,060	$15,467
Net cash used in investing activities	(9,481)	(15,084)	(7,603)
Net cash (used in) provided by financing activities	(12,474)	5,858	(6,070)
Effect of exchange rates	34	102	(49)

Net increase (decrease) in cash	5,205	(1,064)	1,745
Cash at beginning of period	1,636	2,700	955

Cash at end of period	$6,841	$1,636	$2,700

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Our revolving credit agreement terminates in November 2008. Our primary cash needs consist of capital expenditures and debt service including our variable term loan due in 2009, our 9% Senior Subordinated Notes due 2010 (“9% Senior Subordinated Notes”) and our Senior Floating Rate Notes due 2012 (“Senior Floating Rate Notes”) (which were issued in January 2005 and were used to pay off borrowings under our revolver and our Series B floating interest rate notes, and to pay down our term loan). We incur capital expenditures for the purpose of purchasing tractors and trailers to meet our strategic needs during the year, and maintaining and improving our infrastructure. During 2006, we reduced our capital expenditures required for our tractor and trailer acquisitions by entering into operating leases which will result in increased operating expenses in future periods. We plan to continue to enter into operating leases to reduce capital expenditures in 2007.

We have accrued $11.8 million for environmental claims and $32.2 million for loss and damage claims and the timing of the cash payment for such claims fluctuates from quarter to quarter.

We generated $27.1 million, $8.1 million and $15.5 million from operating activities in 2006, 2005 and 2004, respectively. The increase in net cash provided by operating activities in 2006 as compared to 2005 is primarily due to improved profitability, continued improvement of our accounts receivable collection efforts offset by funds used to purchase tractors for resale to drivers and to fund the tractor sales as a note receivable to us. The decrease in net cash provided by operating activities in 2005 as compared to 2004 is primarily due to payments for environmental costs, the PPI settlement and accrued loss and damage claims offset in part by the generation of operating income and an increase in cash received from our trade receivables resulting from the implementation of strategic initiatives in 2005 to improve our days sales outstanding (“DSO”).

Net cash used in investing activities in 2006, 2005 and 2004 was $9.5 million, $15.1 million and $7.6 million, respectively. Capital expenditures totaled $13.8 million, $14.9 million and $9.9 million in 2006, 2005 and 2004, respectively. In 2006, we used $6.5 million of cash to purchase two businesses and the business assets of three affiliates, issued a note payable for $1.6 million for the purchase of certain intangible assets and assumed $4.4 million in liabilities. We entered into operating leases for equipment in 2006 that would otherwise have required approximately $20 million for various tractors and trailers. Our proceeds from the sale of property and equipment for 2006 increased by $6.5 million primarily due to the sale of various real estate properties. In 2005, we purchased the business assets of three affiliates for $4.5 million. We expect to continue to expand the number of tractors and trailers in 2007 either by purchase or through the use of operating or capital leases.

Net cash (used in) provided by financing activities was ($12.5) million, $5.9 million and ($6.1) million in 2006, 2005 and 2004, respectively. In 2006, we generated enough cash from operations and the sale of property to fully repay our revolver by year-end. In 2005, we utilized our revolver to finance the acquisition of business assets and to fund some short-term working capital needs. In 2004, we paid down some of our long-term debt and reduced our book overdrafts.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a) (4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at December 31, 2006, over the periods we expect them to be paid (dollars in thousands):

	TOTAL	Year 2007	Years 2008 & 2009	Years 2010 & 2011	The Five Years after 2011
Operating leases (1)	$70,988	$13,858	$26,775	$14,466	$15,889
Total indebtedness (2)	275,450	1,400	64,050	125,000	85,000
Capital leases	4,896	1,178	3,051	667	—
Interest on indebtedness (3)	115,386	27,325	50,961	30,088	7,012

Total	$466,720	$43,761	$144,837	$170,221	$107,901

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases. See Note 17 of the “Note to the Consolidated Financial Statements.” We entered into a new lease, commencing in May 2007, for our corporate headquarters that requires us to spend $15.8 million over the term of the lease. The operating lease commitments includes minimum lease commitments for tractors that we expect will be partially offset by rental revenue from sub-leasing the tractors to owner-operators or affiliates.
(2)	Excludes a discount of $1.2 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2006 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of December 31, 2006 will remain in effect until maturity.

We have $4.4 million of a long-term liability that was assumed upon the purchase of a business that we expect to pay out over the next eleven years.

Other Liabilities and Obligations

We have $11.8 million of environmental liabilities, $6.9 million of pension plan obligations and $32.2 million of other long term insurance claim obligations. We expect to incur additional environmental costs in the future for environmental studies and remediation efforts that we will be required to undertake related to legacy Chemical Lehman sites. We also have $55.3 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of December 31, 2006 for our insurance administrator was $47.1 million, a $13.5 million increase over the prior year. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit.

Long-term Debt

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

The Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds were used to repay approximately $70 million of the term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of outstanding Series B Notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our credit facility. The credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The interest rate on the Senior Floating Rate Notes at December 31, 2006 and 2005 was 9.9% and 8.7%, respectively. The weighted average interest rate during fiscal year 2006 and 2005 was 9.4% and 7.9%, respectively.

We incurred $2.4 million in debt issuance costs relating to the Senior Floating Rate Notes. We are amortizing these costs over the term of the notes. The balance of the debt issuance costs as of December 31, 2006 was $1.8 million.

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

Term Loan

The term loan bears interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustment based upon the achievement of certain financial ratios. The principal payments are payable quarterly on March 15, June 15, September 15 and December 15. The term loan matures on November 12, 2009. The principal payments are payable quarterly on March 15, June 15, September 15 and December 15. The term loan matures on November 12, 2009. The interest rate on the term loan at December 31, 2006 and 2005 was 8.4% and 7.4%, respectively. The weighted average interest rate during fiscal year 2006 and 2005 was 8.0% and 6.5%, respectively.

We incurred $3.4 million in debt-issuance costs relating to the term loan and wrote-off $1.1 million of the debt-issuance costs upon the $70 million partial repayment of the term loan in January 2005. We are amortizing the $2.3 million remaining debt-issuance costs over the term of the term loan to interest expense using the effective-interest method. The balance of these debt issuance costs as of December 31, 2006 was $1.0 million.

Revolving Credit Facility

The revolver comprises a $75.0 million revolver that is available until November 12, 2008 and a $20 million pre-funded letter of credit facility that is available until November 12, 2009. The revolver can be used for working capital and general corporate purposes, including permitted acquisitions and additional letters of credit. At December 31, 2006, we had $39.7 million available under the revolver and $55.3 million in outstanding letters of credit.

Interest on the revolver is, at our option, (a) 2.50% in excess of the Base Rate provided in the credit agreement or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolver at December 31, 2006 and 2005 was 10.8% and 9.8%, respectively. The weighted average interest rate on the revolver during fiscal year 2006 and 2005 was 9.8% and 9.6% , respectively.

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

We incurred $1.5 million in debt-issuance costs relating to the revolver. We are amortizing these costs over the term of the revolver. The balance of the debt-issuance costs as of December 31, 2006 was $0.9 million.

9% Senior Subordinated Notes

The 9% Senior Subordinated Notes are unsecured obligations, due 2010, guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

We incurred $5.5 million in debt issuance costs relating to the 9% Senior Subordinated Notes. We are amortizing these costs over the term of the 9% Senior Subordinated Notes. The balance of the debt issuance costs as of December 31, 2006 was $3.0 million.

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

The credit agreement contains restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions, redeemable common stock, and preferred stock issuance, capital expenditures, and the payment of dividends. At December 31, 2006, we were in compliance with all these debt covenants. The credit agreement includes one financial covenant, the ratio of Senior Secured Debt (as defined) to Consolidated EBITDA (as defined), which must be maintained. As of December 31, 2006, QD LLC was in compliance with this financial covenant.

Debt Retirement

The following is a schedule of our indebtedness at December 31, 2006 over the periods we are required to pay such indebtedness:

(in 000’s)	2007	2008	2009	2010	2011 and after	Total
Variable term loan due 2009	$1,400	$1,400	$62,650	$—	—	$65,450
Capital lease obligations	1,178	1,259	1,792	375	292	4,896
9% Senior Subordinated Notes, due 2010	—	—	—	125,000	—	125,000
Senior Floating Rate Notes, due 2012	—	—	—	—	85,000	85,000

Total	$2,578	$2,659	$64,442	$125,375	$85,292	$280,346

The above table does not include the remaining unamortized original issue discount of $1.2 million relating to the Senior Floating Rate Notes.

QD LLC, has the ability to incur additional debt, subject to limitations imposed by the credit facility and the indentures governing the 9% Senior Subordinated Notes and the Senior Floating Rate Notes. Under the indentures governing the notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.25 to 1.0 or less. As of December 31, 2006, we were in compliance with this covenant.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the last three years, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

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

	Balance at December 31, 2006	Interest Rate at December 31, 2006	Effect of 1% Change
	$ in 000s		$ in 000s
Term Loan	$65,450	8.35%	$655
Revolver	—	10.75%	—
Senior Floating Rate Notes	85,000	9.87%	850

Total	$150,450		$1,505

At December 31, 2006, a 1% point increase in the current per annum interest rate for each would result in $1.5 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of December 31, 2006. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness is based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 7.2% of our consolidated revenue in 2006 and 7.1% of our consolidated revenue in 2005. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for fiscal year 2006 were positively impacted by a $3.3 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for 2006 related to the Canadian dollar versus the U.S. dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.5 million in 2006, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at December 31, 2006, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. In 2006, diesel fuel prices rose to near record levels. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. In 2006 and 2005, a majority of fuel price fluctuations were covered through fuel surcharges.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of December 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer and effected by the Board of Directors and management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, management has determined that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors, the Audit Committee of the Board of Directors, the nomination committee of the Board of Directors (known as the Corporate Governance Committee), and the Audit Committee financial expert, will be contained in our 2007 Proxy Statement. The 2007 Proxy Statement is expected to be filed on or about April 17, 2007. Such information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” will be in our 2007 Proxy Statement and is incorporated herein by reference.

Material Changes for Director Nominee Procedures

Since the date of our 2006 Proxy Statement, our Board of Directors has not made any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with section 3(a) (58) (A) of the Exchange Act. The members of that Audit Committee will be identified in our 2007 Proxy Statement under the section captioned “Board Meetings and Committees”. Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding our Executive Compensation, Compensation Committee Interlocks and Insider Participation, and our Compensation Committee Report, we direct you to the section entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Executive Compensation Committee” that will be in the 2007 Proxy Statement. We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related shareholder matters will be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our 2007 Proxy Statement and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

We maintain three equity-based compensation plans – the 1998 Stock Option Plan, the 2003 Stock Option Plan and the 2003 Restricted Stock Incentive Plan. There is also an agreement to issue stock units which applies solely to Mr. Detter, our Chief Executive Officer. The 2003 Stock Option Plan and the 2003 Restricted Stock Incentive Plan have each been approved by our shareholders. The following table sets forth the number of shares of our common stock subject to outstanding options and rights under these plans, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants under these plans as of December 31, 2006 (in thousands, except exercise price):

	Equity Compensation Plan Information
	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,522	(1)	$11.56	1,376	(3)
Equity compensation plans not approved by security holders	378	(2)	10.43	311	(4)

Total	2,900		11.41	1,687

(1)	Consists of the 2003 Stock Option Plan which was approved by shareholders prior to our initial public offering and amended by our shareholders in 2005.
(2)	Consists of the 1998 Stock Option Plan and the currently determinable number of shares under Stock Unit Grant Agreement.
(3)	Consists of approximately 805,000 options issuable under the 2003 Stock Option Plan and approximately 571,000 shares of common stock issuable under the 2003 Restricted Incentive Stock Plan. The number of shares available for future issuance under the 2003 Stock Option Plan automatically increases every year by 2.5% of the outstanding shares as of December 31 of the prior year.
(4)	Consists solely of shares issuable under the 1998 Stock Option Plan. The number of shares issuable in the future under the Stock Unit Grant Agreement is not determinable at this time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information will be in our 2007 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2007 Proxy Statement under the headings “Report of the Audit Committee of the Board of Directors,” “Ratification of the Independent Registered Certified Public Accounting Firm” and “Fees Paid to the Independent Registered Certified Public Accounting Firm in 2006” is incorporated by reference.

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

QUALITY DISTRIBUTION, INC.

March 14, 2007	/S/ GERALD L. DETTER
GERALD L. DETTER
CHIEF EXECUTIVE OFFICER
(DULY AUTHORIZED OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 14, 2007	/s/ Gerald L. Detter Gerald L. Detter	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

March 14, 2007	/s/ Timothy B. Page Timothy B. Page	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 14, 2007	* Marc E. Becker	Director

March 14, 2007	* Robert H. Falk	Director

March 14, 2007	* Robert E. Gadomski	Director

March 14, 2007	* Joshua J. Harris	Director

March 14, 2007	* Richard B. Marchese	Director

March 14, 2007	* Thomas R. Miklich	Director

March 14, 2007	* Donald C. Orris	Director

March 14, 2007	* Eric L. Press	Director

March 14, 2007	* M. Ali Rashid	Director

March 14, 2007	* Alan H. Schumacher	Director

March 14, 2007	* John J. Suydam	Director

*By:	/s/ Gerald L. Detter
Gerald L. Detter
Attorney–in-fact

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Quality Distribution Inc.:

We have completed integrated audits of Quality Distribution, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quality Distribution, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 14, 2007

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006, 2005 and 2004

(In 000’s) Except Per Share Data

	2006	2005	2004
OPERATING REVENUES:
Transportation	$577,241	$546,527	$520,916
Other service revenue	66,642	67,247	70,447
Fuel surcharge	86,276	64,302	30,652

Total operating revenues	730,159	678,076	622,015

OPERATING EXPENSES:
Purchased transportation	493,686	471,238	420,565
Compensation	73,207	62,558	58,702
Fuel, supplies and maintenance	53,795	35,897	33,480
Depreciation and amortization	15,710	16,714	22,493
Selling and administrative	24,042	20,433	25,053
Insurance claims	13,307	19,183	22,793
Taxes and licenses	3,812	2,894	3,241
Communication and utilities	9,043	7,932	6,945
(Gain) loss on disposal of property and equipment	(5,163)	288	2,442
Impairment on property and equipment	270	75	2,923
PPI class action settlement and related expenses	—	1,039	8,314

Total operating expenses	681,709	638,251	606,951

Operating income	48,450	39,825	15,064
Interest expense	(30,955)	(26,957)	(22,528)
Interest income	1,567	245	185
Write-off of debt issuance costs	—	(1,110)	—
Other (expense) income	(888)	222	(857)

Income (loss) before income taxes	18,174	12,225	(8,136)
(Benefit from) provision for income taxes	(36,033)	352	2,421

Net income (loss)	$54,207	$11,873	$(10,557)
Preferred stock and minority stock dividends	—	—	(145)

Net income (loss) attributable to common shareholders	$54,207	$11,873	$(10,702)

PER SHARE DATA:
Net income (loss) per common share
Basic	$2.87	$0.63	$(0.57)

Diluted	$2.77	$0.62	$(0.57)

Weighted average number of shares
Basic	18,920	18,934	18,910

Diluted	19,571	19,301	18,910

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(In 000’s)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,841	$1,636
Accounts receivable, net	85,482	101,353
Prepaid expenses	6,101	5,336
Prepaid tires	7,517	7,360
Deferred tax asset, net	18,320	—
Other	9,214	5,017

Total current assets	133,475	120,702
Property and equipment, net	116,964	115,199
Assets held-for-sale	381	158
Goodwill	138,980	133,138
Intangibles, net	635	1,165
Non-current deferred tax asset, net	19,578	—
Other assets	11,249	12,043

Total assets	$421,262	$382,405

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$1,400	$1,400
Current maturities of capital lease obligations	1,178	115
Accounts payable	13,957	16,609
Affiliates and independent owner-operators payable	11,025	11,979
Accrued expenses	21,197	22,046
Environmental liabilities	5,995	8,516
Accrued loss and damage claims	11,533	9,598

Total current liabilities	66,285	70,263
Long-term indebtedness, less current maturities	272,826	286,983
Capital lease obligations, less current maturities	3,718	618
Environmental liabilities	5,831	8,643
Accrued loss and damage claims	20,633	25,032
Other non-current liabilities	14,249	10,213
Deferred tax liability	724	930

Total liabilities	384,266	402,682

Commitments and contingencies—Note 17
Minority interest in subsidiary	1,833	1,833

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value; 29,000 shares authorized; 19,210 issued at December 31, 2006 and 19,123 issued at December 31, 2005	359,995	359,160
Treasury stock, 172 and 93 shares at December 31, 2006 and December 31, 2005	(1,527)	(202)
Accumulated deficit	(114,866)	(168,938)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(18,531)	(19,079)
Stock purchase warrants	21	54
Unearned compensation, restricted stock and stock units	—	(1,975)
Stock subscriptions receivable	(340)	(1,541)

Total shareholders’ equity (deficit)	35,163	(22,110)

Total liabilities, minority interest and shareholders’ equity (deficit)	$421,262	$382,405

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2006, 2005 and 2004 (In 000’s)

	Comprehensive Income (Loss)	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Unearned Compensation Restricted Stock	Stock Subscription Receivables	Total Shareholders’ Deficit
Balance, December 31, 2003		19,080	110	$357,580	$(1,258)	$(169,569)	$(189,589)	$(14,689)	$86	$(1,502)	$(1,730)	$(20,671)
Net loss	$(10,557)		—			(10,557)	—	—	—	—	—	(10,557)
Minority stock dividend		—	—	—	—	(145)	—	—	—	—	—	(145)
Issuance of restricted stock		—	(51)	24	738	(344)	—	—	—	(418)	—	—
Forfeiture of restricted stock		(3)	11	(240)	—	—	—	—	—	240	—	—
Amortization of restricted stock		—	—	—	—	—	—	—	—	603	—	603
Stock warrant exercise		36	—	13	—	—	—	—	(13)	—	—	—
Payment of stock subscription receivables	—	—	—	—	(44)	—	—	—	—	—	85	41
Acquisition of treasury stock		—	3	—	(24)	—	—	—	—	—	—	(24)
Issuance non-employee options			—	6	—	—	—	—	—	—	—	6
Translation adjustment, net of a deferred tax provision of $93.	707		—	—	—	—	—	707	—	—	—	707
Pension plan minimum liability, net of a deferred tax benefit of nil	(4,060)	—	—	—	—	—	—	(4,060)	—	—	—	(4,060)

Balance, December 31, 2004	$(13,910)	19,113	73	$357,383	$(588)	$(180,615)	$(189,589)	$(18,042)	$73	$(1,077)	$(1,645)	$(34,100)

Net income	11,873	—	—	—	—	11,873	—	—	—	—	—	11,873
Issuance of restricted stock		—	(28)	30	414	(196)	—	—	—	(248)	—	—
Issuance of stock units		—	—	2,345	—	—	—	—	—	(2,345)	—	—
Forfeiture of restricted stock		—	47	(742)	—	—	—	—	—	742	—	—
Amortization of restricted stock		—	—	—	—	—	—	—	—	953	—	953
Stock warrant exercise		10	—	19	—	—	—	—	(19)	—	—	—
Payment of stock subscription receivables		—	—	—	—	—	—	—	—	—	76	76
Acquisition of treasury stock		—	1	—	(28)	—	—	—	—	—	28	—
Amortization non-employee options		—	—	125	—	—	—	—	—	—	—	125
Translation adjustment, net of a deferred tax provision of nil.	(79)	—	—	—	—	—	—	(79)	—	—	—	(79)
Pension plan minimum liability, net of a deferred tax benefit of nil	(958)	—	—	—	—	—	—	(958)	—	—	—	(958)

Balance, December 31, 2005	$10,836	19,123	93	$359,160	$(202)	$(168,938)	$(189,589)	$(19,079)	$54	$(1,975)	$(1,541)	$(22,110)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(In 000’s)

	Comprehensive Income (Loss)	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Unearned Compensation Restricted Stock	Stock Subscription Receivables	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2005		19,123	93	$359,160	$(202)	$(168,938)	$(189,589)	$(19,079)	$54	$(1,975)	$(1,541)	$(22,110)

Net income	54,207	—	—	—		54,207	—	—	—	—	—	54,207
Reclass of unearned compensation restricted stock		—	—	(1,975)	—	—	—	—	—	1,975	—	—
Issuance of restricted stock		—	(28)	(243)	314	(71)	—	—	—	—	—	—
Forfeiture of restricted stock		—	2	15	(15)	—	—	—	—	—	—	—
Amortization of restricted stock		—	—	369	—	—	—	—	—	—	—	369
Amortization of stock units				1,473	—	—	—	—	—	—	—	1,473
Amortization of non-employee options		—	—	125	—	—	—	—	—	—	—	125
Amortization of stock options		—	—	1,038	—	—	—	—	—	—	—	1,038
Stock warrant exercise		87	—	33	—	—	—	—	(33)	—	—	—
Stock option exercise		—	(24)	—	267	(64)	—	—	—	—	—	203
Acquisition of treasury stock		—	129	—	(1,891)	—	—	—	—	—	1,201	(690)
Translation adjustment, net of a deferred tax provision of $52	(14)	—	—	—	—	—	—	(14)	—	—	—	(14)
Pension plan SFAS 158 adjustment, net of deferred tax benefit of nil	—	—	—	—	—	—	—	(886)	—	—	—	(886)
Pension plan minimum liability, net of a deferred tax liability of $923	1,448	—	—	—	—	—	—	1,448	—	—	—	1,448

Balance, December 31, 2006	$55,641	19,210	172	$359,995	$(1,527)	$(114,866)	$(189,589)	$(18,531)	$21	$—	$(340)	$35,163

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

(In 000’s)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$54,207	$11,873	$(10,557)
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Deferred income tax provision (benefit)	6,796	(266)	(473)
Depreciation and amortization	15,710	16,714	22,493
Bad debt (recoveries) expense	(121)	1,219	2,526
Foreign currency transaction (gain) loss	(47)	(165)	652
(Gain) loss on disposal of property and equipment	(5,163)	288	2,442
Impairment loss on property and equipment	270	75	2,923
Interest income on repayment of stock subscription	(690)	—	—
Write-off of deferred financing costs	—	1,110	—
Stock based compensation	3,005	1,077	609
Amortization of deferred financing costs	1,824	1,855	1,690
Amortization of bond discount	243	233	—
Write-off of stock offering costs	986	—	—
Minority dividends	145	145	—
Release of deferred tax asset valuation allowance	(45,226)	—	—
Changes in assets and liabilities:
Accounts and other receivables	15,992	(1,736)	(25,330)
Prepaid expenses	(728)	(491)	(1,279)
Prepaid tires	(639)	(421)	479
Other assets	(4,846)	(3,919)	(77)
Accounts payable and accrued expenses	(6,915)	(6,508)	19,952
Environmental liabilities	(5,333)	(8,439)	(3,376)
Accrued loss and damage claims	(2,464)	(3,946)	1,405
Affiliates and independent owner-operators payable	(954)	1,996	2,664
Other liabilities	1,074	(207)	(3,309)
Current income taxes	—	(2,427)	2,033

Net cash provided by operating activities	27,126	8,060	15,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,760)	(14,876)	(9,916)
Acquisition of businesses and assets	(6,447)	(4,466)	(781)
Proceeds from sales of property and equipment	10,726	4,258	3,094

Net cash used in investing activities	(9,481)	(15,084)	(7,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	83,300	—
Principal payments on long-term debt	(1,400)	(78,900)	(1,759)
Principal payments on capital lease obligations	(363)	(27)	—
Proceeds from revolver	209,500	140,600	3,800
Payments on revolver	(222,500)	(133,400)	(5,000)
Deferred financing costs	—	(3,231)	(1,241)
Stock offering costs	(199)	—	—
Change in book overdraft	2,430	(2,415)	(1,742)
Minority dividends	(145)	(145)	(145)
Other stock transactions	203	76	17

Net cash (used in) provided by financing activities	(12,474)	5,858	(6,070)

Effect of exchange rate changes on cash	34	102	(49)

Net increase (decrease) in cash and cash equivalents	5,205	(1,064)	1,745
Cash and cash equivalents, beginning of year	1,636	2,700	955

Cash and cash equivalents, end of period	$6,841	$1,636	$2,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$27,034	$24,645	$19,293

Income Taxes	1,760	3,459	1,464

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION:
Minimum pension liability accrual, net of tax	$1,448	$958	$4,060

Original capital lease obligations	4,526	760	—

Note issued to seller for purchase of business assets and intangible assets	1,613	—	—

Long-term liability assumed with purchase of business	4,427	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

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

Allowance for Uncollectible Receivables

We have established a reserve for uncollectible receivables based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. We charge uncollectible amounts to our allowance based on various issues, including cash payment trends and specific customer issues. These factors are continuously monitored by our management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of tractors held for sale to owner-operators or affiliates, tires, parts, fuel and supplies for servicing our revenue equipment (tractors and trailers). As of December 31, 2006 and 2005, we owned $1.7 million and $1.9 million, respectively, of tractors for sale to owner-operators or affiliates that were classified within “Other Current Assets” on the Consolidated Balance Sheets.

Prepaid Tires

Prepaid tires represent the average cost of the tires on our tractors and trailers and the anticipated value of tire casings. We adjust the value of the tires and tire casing, throughout the year, to reflect the change in the average cost of the tires and tire casings.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

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

Furthermore, we evaluate the recoverability of our long-lived assets whenever adverse events or changes in the business climate indicate that the expected undiscounted future cash flows from the related category of assets may be less than previously anticipated. If the net book value of the related category of assets exceeds the undiscounted future cash flows of the category of assets, or if we believe certain trailers’ future utilization is impaired, the carrying amount would be reduced to the fair value and an impairment loss would be recognized. This analysis requires us to make significant estimates and assumptions in projecting future cash flows, and changes in facts and circumstances could result in material changes in the amount of any impairment losses.

Maintenance and repairs are charged to operating expense when incurred. Major improvements that extend the lives of the assets are capitalized. We assess whether there has been an impairment of long-lived assets and definite lived intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying value of an asset, including associated intangibles, exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized for the difference between estimated fair value and carrying value. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in operating expenses. We incurred a non-cash, pre-tax charge of $0.3 million and $0.1 million in the fourth quarter of 2006 and 2005, respectively, for trailers and tractors that were not being utilized in our U.S. operations and $0.4 million impairment in the fourth quarter of 2004 for trailers not being utilized in our Mexican operations .

Assets Held-for-Sale

We conducted a review of our fleet requirements during the fourth quarter of 2004. As a result of that review, we determined that there were a group of trailers which were in excess of our needs and which we classified as held-for-sale. We incurred a non-cash pre-tax charge for impairment under the held-for-sale model, of approximately $2.5 million for 654 trailers during the fourth quarter of 2004. We have generated cash from the sale of many such trailers in 2005 and 2006. The remaining trailers have a net book value as of December 31, 2006 and 2005, excluding prepaid tires, of $0.1 million and $0.2 million, respectively.

During the second quarter of 2006, we identified eight real properties that were not needed in our current operations and such properties were reclassified as held-for-sale with a net book value of $0.7 million. During 2006, we sold five properties with a net book value of approximately $0.4 million for which we recognized a $2.9 million gain.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Goodwill and Intangible Assets

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002. See Note 10 to the consolidated financial statements. Under SFAS 142 we review our goodwill balances for impairment in the second quarter of our fiscal year or more frequently if impairment indicators arise.

Other Assets—Deferred Loan Costs

As of December 31, 2006 and 2005, deferred loan costs included in other assets totaled $6.6 million and $8.5 million, respectively. In fiscal year 2005, we expensed $1.1 million of deferred loan costs related to the partial repayment of the term loan (due November 2009) incurred in fiscal year 2003. The debt issuance costs at December 31, 2006 are being amortized using the effective interest rate method over the life of the related debt. Amortization expense of these costs were $1.8 million and $1.9 million for the years ending December 31, 2006 and 2005, respectively.

Other Assets—Note Receivables

As of December 31, 2006 and 2005, note receivables arising from the sale of tractors, trailers and other assets totaled $8.8 million and $2.9 million, respectively. We generally recognize interest income on these notes as they are received due to the nature of the notes.

Deferred tax assets

We use the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax assets will not realized, the assets must be reduced by a valuation allowance.

During fiscal 2006, we released approximately $45.8 million of our $46.7 million deferred tax valuation allowance, due to improved operating results and the determination that it is more likely than not that expected future taxable income will be sufficient to utilize certain of our deferred tax assets. We will evaluate the remaining $0.9 million of the deferred tax valuation allowance during 2007 and if it is determined that it is more likely than not that the remaining deferred tax assets will be realized, we will release the remaining deferred tax valuation allowance. To the extent that estimates of future taxable income decrease or do not materialize, potentially significant additional valuation allowances may be required.

Accrued Loss, Damage and Environmental Claims

Since September 15, 2003, we have maintained liability insurance for bodily injury and property damage with an aggregate limit on the coverage in the amount of $40.0 million, with a $5.0 million per incident deductible. We currently maintain workers’ compensation insurance coverage with a $1.0 million deductible. We have accrued for the estimated self-insured portion of bodily injury, property damage and workers’ compensation claims including an estimate of losses incurred but not reported.

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

For the Years Ended December 31, 2006, 2005 and 2004

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

We transport chemicals and hazardous materials and operate tank wash facilities. As such, our operations are subject to various environmental laws and regulations. We have been involved in various litigation and environmental matters arising from these operations. We have reserved for potential environmental liabilities based on the best estimates of potential clean-up and remediation for known environmental sites. We employ a staff of environmental professionals to administer all phases of our environmental programs and use outside experts where needed. These professionals develop estimates of potential liabilities at these sites based on projected and known remediation costs. These cost projections are determined through previous experiences with other sites and through bids from third-party contractors. Management believes current reserves are reasonable based on current information. Our environmental liabilities are not measured on a discount basis.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying balance sheets for cash, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

The fair value of our 9% Senior Subordinated Notes and Senior Floating Rate Notes were based on the quoted market prices. The fair value of our 9% Senior Subordinated Notes was approximately $121.9 million and $110.0 million at December 31, 2006 and 2005, respectively. The fair value of our Senior Floating Rate Notes was approximately $86.3 million and $79.9 million at December 31, 2006 and 2005, respectively.

Accumulated Other Comprehensive Loss

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

The components of accumulated other comprehensive loss are as follows at December 31 (in thousands):

	2006	2005
Pension plan minimum liability (Note 14)	$—	$18,048
Unrecognized loss and prior service costs	17,486	—
Foreign currency translation adjustment	1,045	1,031

	$18,531	$19,079

The impact of SFAS 158 required us to reverse out $16.6 million of pension plan minimum liability and record $17.5 million of unrecognized loss and prior service costs, for a net increase of $0.9 million to accumulated other comprehensive loss.

Revenue Recognition

Transportation revenue, including fuel surcharges, and related costs are recognized on the date freight is delivered. Other service revenues, consisting primarily of lease revenues from affiliates, owner-operators and

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

third parties, are recognized ratably over the lease period. Tank wash revenues are recognized when the wash is completed. Service revenues on insurance policies are recorded as a contractual percentage of premiums received ratably over the period that the insurance covers. We recognize all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted with our customers.

Other Service Revenue

The components of Other Service Revenue are as follows at December 31 (in thousands):

	2006	2005	2004
Rental revenue	$28,648	$30,403	$31,365
Tank wash revenue	28,291	27,510	28,140
Other revenue	9,703	9,334	10,942

	$66,642	$67,247	$70,447

Stock Based Compensation

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

To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, we followed the alternative transition method discussed in SFAS 123(R)-3. We also utilize our tax benefits through the use of the tax law method, which allows us to recognize tax benefits generated by SFAS 123(R) before the utilization of existing net operating loss carryforwards.

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the year ended December 31, 2006 is as follows (in thousands except per share data):

Income before income taxes	$1,038
Net income	634

Earnings per share
Basic	$0.03
Diluted	$0.03

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows. Under SFAS 123R, any excess tax benefits for those options will be classified as financing cash inflows and operating cash outflows.

The table below reflects net income and basic and diluted net income per share for the years ended December 31, 2005 and 2004, had we applied the fair value recognition provisions of SFAS 123R (in thousands, except per share data):

	2005	2004
Net income (loss) attributable to common shareholders (in thousands):
As reported	$11,873	$(10,702)
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of $0 related tax effects	(7,749)	(2,324)
Add: Stock-based compensation expense included in net income (loss) attributable to common shareholders as reported	1,077	609

Pro forma	$5,201	$(12,417)

Weighted average number of shares (in thousands)—basic	18,934	18,910
Weighted average number of shares (in thousands)—diluted	19,247	18,910

Income (loss) per common share:
As reported—basic	$0.63	$(0.57)
Pro forma—basic	$0.27	$(0.66)

As reported—diluted	$0.62	$(0.57)
Pro forma—diluted	$0.27	$(0.66)

Pro forma disclosure for year ended December 31, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

The fair value of options granted during 2006, 2005 and 2004 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2006, expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following assumptions:

	2006	2005	2004
Risk free rate	4.5%	3.74%	3.62%
Expected life	4 years	5 years	6 years
Volatility	71%	60%	62%
Expected dividend	nil	nil	nil

As of December 31, 2006, we have three stock-based compensation plans. There is also an agreement to issue stock units which applies solely to Mr. Gerald L. Detter, our Chief Executive Officer. During the year ended December 31, 2006, we recognized compensation expense of approximately $1,163,000 for all options,

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

approximately $369,000 for all restricted stock and approximately $1,473,000 for all stock units. During the year ended December 31, 2005, we recognized compensation expense of approximately $125,000 for all options, approximately $143,000 for all restricted stock due and approximately $859,000 for all stock units. All stock-based compensation expense is classified within “Compensation” on the Consolidated Statement of Operations. None of the stock-based compensation was capitalized during 2006.

There were no modifications to stock option awards during 2006. The remaining unrecognized compensation cost related to unvested option awards at December 31, 2006 is $2.6 million and the weighted-average period of time over which this cost will be recognized is 2.7 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. We had options exercised in 2006 representing 24,000 shares. Any options that are exercised are issued out of our treasury share account.

Due to the issuance of stock options representing 200,000 shares to an executive who joined us in November 2004, we recognized approximately, $0.1 million of compensation expense for the year ended December 31, 2006 and will recognize approximately $0.1 million per year of compensation expense over the next two years.

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

We also issued 18,890 shares of restricted stock in January 2006 to certain directors as part of their annual compensation package. We also issued 6,176 shares of restricted stock in December 2006 to certain officers as part of their annual compensation package. We also issued 3,000 shares in late 2005 as part of an employment agreement that was not recognized until 2006. We will recognize approximately $0.2 million as compensation expense over four years for all of these restricted shares. We also issued 3,858 stock units in June 2006 to our CEO as part of his annual compensation package. We will recognize approximately $50,000 as compensation expense over four years for these stock units.

Leased Assets

We have both capital and operating leases. The leases for most of our tractors and trailers have terms that range from three to seven years. Some leases require us to pay the lessor a minimum residual amount at the end of the lease. For operating leases, we accrue this residual by recording a prepaid rent amount and amortizing a monthly amount as rental expense and also record a liability that is increased every year by recognizing interest expense. This residual amount is recorded in the balance sheet category “Other non-current liabilities.” For capital leases, the residual is included as part of the cost of the capitalized leased asset.

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

For the Years Ended December 31, 2006, 2005 and 2004

Net Income (Loss) Per Common Shareholders

Basic net income (loss) per common share is calculated based on the weighted average common shares outstanding during each period. Diluted income (loss) per common share includes the dilutive effect, if any, of common equivalent shares outstanding during each period.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are in the process of analyzing the January 2007 adoption of FIN 48 in order to determine its effects, if any, on our financial position, results of operations or cashflows.

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

In October 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 changed the accounting rules for reporting and disclosures related to pensions and other postretirement benefit plans. This change was effective for our fiscal year ending December 31, 2006. The adoption of SFAS 158 required us to reclassify $0.9 million of a pension intangible asset into Accumulated Other Comprehensive Loss within our shareholders equity.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice in quantifying financial statement misstatements. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for our year ended December 31, 2006, and allows a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have any impact on our financial position, results of operations or cashflows.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

3. INCOME (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations to earnings per share computations follows (in thousands except per share amounts):

	December 31, 2006			December 31, 2005			December 31, 2004
	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per- share amount	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per- share amount	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per- share amount
Basic earnings (loss) available to common shareholders
Net earnings (loss) from continuing operations	$54,207			$11,873			$(10,557)
Dividends and accretion on preferred stock and minority stock dividends	—			—			(145)

Earnings (loss)	54,207	18,920	$2.87	11,873	18,934	$.63	(10,702)	18,910	$(.57)

Effect of dilutive securities:
Stock options		221			134			—
Unvested restricted stock		37			13			—
Stock units		303			71			—
Stock warrants		90			149			—

Diluted earnings (loss) available to common shareholders
Income (loss)	$54,207	19,571	$2.77	$11,873	19,301	$.62	$(10,702)	18,910	$(.57)

The effect of our stock options, restricted stock, stock warrants and stock units which represent the shares shown in the table above are included in the computation of diluted earnings per share for each year.

The following securities were not included in the calculation of diluted EPS because such inclusion would be anti-dilutive (in thousands):

	For the years ended December 31,
	2006	2005	2004
Stock options	1,121	1,307	1,992
Restricted stock	11	17	59

4. ACQUISITION OF COMPETITORS’ LINE OF BUSINESS

During fiscal year 2006, we acquired the businesses of two transportation companies for approximately $4.1 million. We also purchased the businesses of three affiliates for $8.1 million. Of the $12.2 million aggregate purchase price, we allocated $4.9 million to fixed assets and parts, $6.5 million to goodwill, $0.6 million to other intangible assets such as non-compete arrangements or customer lists, and expensed $0.2 million for consulting services.

During fiscal year 2005, we purchased the business of one affiliate for $1.2 million of cash consideration and $0.6 million forgiveness of amounts due from affiliates which resulted in $1.8 million of goodwill. We also purchased $2.7 million of tractors and trailers from two other affiliates.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

5. OTHER OPERATING CHARGES AND LOSS ON EARLY REPAYMENT

Our operating income has been impacted by several charges in 2004. In 2004, we recorded a fixed asset impairment charge of $2.9 million and $8.3 million for PPI class action and related charges, which includes $2.9 million for the settlement of such lawsuits, and $5.4 million of professional fees.

In the first quarter of 2005, we wrote-off $1.1 million of debt issuance costs associated with the $70 million partial repayment of the term loan.

6. SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
2006
Operating revenues	$178,750	$190,278	$190,028	$171,103
Operating income	12,078	12,803	13,626	9,943
Net income	4,480	5,534	38,027	6,166
Income per share—basic	0.24	0.29	2.01	0.33
Income per share—diluted	0.23	0.28	1.94	0.31

2005
Operating revenues	$161,138	$171,031	$170,626	$175,281
Operating income	10,743	9,305	7,165	12,612
Net income	2,916	2,718	50	6,189
Income per share—basic	0.15	0.14	0.00	0.33
Income per share—diluted	0.15	0.14	0.00	0.32

Results for the fourth quarter of 2006 include a $4.5 million gain from the sale of real property, tractors and trailers, $2.2 million of additional environmental costs as compared to the prior year, $1.0 million of costs associated with a proposed stock offering and the reversal of $6.7 million of deferred tax valuation allowance. Results for the fourth quarter of 2005 include a $1.7 million reimbursement for a fire that occurred in a prior year, a $0.5 million non-cash reduction in fines and penalties related to the irregularities at PPI, a $0.9 million reduction in our bad debt allowance, a $0.5 million reduction in our pension costs and a $0.7 million environmental charge.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

7. GEOGRAPHIC SEGMENTS

Our operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the years ended December 31, 2006, 2005, and 2004 is as follows (in thousands):

	2006
	U.S.	International	Consolidated
Total operating revenues	$677,572	$52,587	$730,159
Operating income	40,132	8,318	48,450
Long lived assets (1)	109,530	8,450	117,980

	2005
	U.S.	International	Consolidated
Total operating revenues	$629,776	$48,300	$678,076
Operating income	32,803	7,022	39,825
Long lived assets (1)	106,700	9,822	116,522

	2004
	U.S.	International	Consolidated
Total operating revenues	$577,661	$44,354	$622,015
Operating income	11,327	3,737	15,064
Long lived assets (1)	109,741	9,340	119,081

(1)	includes property and equipment, assets held-for-sale and intangible assets.

8. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31 (in thousands):

	2006	2005
Trade accounts receivable	$82,373	$100,154
Affiliate and owner-operator receivables	3,015	3,272
Other receivables	4,025	3,909

	89,413	107,335
Less allowance for doubtful accounts	(3,931)	(5,982)

	$85,482	$101,353

The activity in the allowance for doubtful accounts for each of the three years ended December 31 is as follows (in thousands):

	2006	2005
Balance, beginning of period	$5,982	$7,503
Adjustment to bad debt expense	(121)	1,219
Adjustments to revenues- credit memos	(240)	(193)
Write-offs, net of recoveries	(1,690)	(2,547)

Balance, end of period	$3,931	$5,982

For 2006, 2005 and 2004, The Dow Chemical Company accounted for approximately 9.7%, 10.2% and 10.2% of our total revenues, respectively.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2006	2005
Land and improvements	$11,597	$11,956
Buildings and improvements	19,199	17,600
Revenue equipment	232,551	229,512
Other equipment	45,663	38,812

Total property and equipment	309,010	297,880
Accumulated depreciation	(192,046)	(182,681)

Property and equipment, net	$116,964	$115,199

Depreciation expense was $15.6 million, $16.6 million and $22.2 million for the years ending December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, we had $4.6 million of capitalized cost and $1.0 million of accumulated depreciation of equipment under capital leases included in revenue equipment in the above schedule. At December 31, 2006 and 2005, we had a net book value of $0.1 million and 0.2 million of trailers held-for-sale. As of December 31, 2006, we had a net book value of $0.3 million of real properties held-for-sale.

10. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible assets consist of $0.6 million of non-compete agreements with remaining life of three to five years, customer lists and customer contracts acquired from a competitor with lives of 5 years (Note 4). During 2005, $0.1 million of intangible assets became fully amortized. Accumulated amortization of the remaining intangible assets was $0.3 million at December 31, 2006 and 2005. The gross amount of intangible assets at December 31, 2006 and 2005 was $1.0 million and $1.4 million, respectively.

Amortization expense for the years ended December 31, 2006, 2005, and 2004 was $0.1 million in all years. Remaining intangible assets will be amortized to expense as follows (in thousands):

2007	$155
2008	155
2009	115
2010	115
2011 and after	95

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

For the Years Ended December 31, 2006, 2005 and 2004

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

Our goodwill assets as of December 31, 2006 and 2005 were $139.0 million and $133.1 million, respectively. Goodwill increased $6.5 million in 2006 due to the purchase of four businesses and was reduced by $0.6 million related to the release of acquired deferred tax valuation allowances. Goodwill increased $1.8 million in 2005 due to the purchase of a business.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable includes $5.5 million and $3.1 million of book overdrafts at December 31, 2006 and 2005, respectively.

Accrued expenses include the following at December 31 (in thousands):

	2006	2005
Salaries, wages and benefits	$4,404	$5,762
Accrued interest	3,846	3,707
Pension	—	2,319
Claims and deposits	3,350	3,435
Taxes	3,013	1,853
Other	6,584	4,970

	$21,197	$22,046

12. LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31 (in thousands):

	2006	2005
Term loan	$65,450	$66,850
Revolver	—	13,000
Capital lease obligations	4,896	733
Senior Floating Rate Notes due 2012	85,000	85,000
9% Senior Subordinated Notes due 2010	125,000	125,000

Long-term debt, including current maturities	280,346	290,583
Discount on Senior Floating Rate Notes	(1,224)	(1,467)

	279,122	289,116
Less current maturities of long-term debt (including capital lease obligations)	(2,578)	(1,515)

Long-term debt, less current maturities	$276,544	$287,601

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

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

Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. The Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds were used to repay approximately $70 million of the term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of outstanding Series B Notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our credit facility. The credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The interest rate on the Senior Floating Rate Notes at December 31, 2006 and 2005 was 9.9% and 8.7%, respectively. The weighted average interest rate during fiscal year 2006 and 2005 was 9.4% and 7.9%, respectively.

We incurred $2.4 million in debt issuance costs relating to the Senior Floating Rate Notes. We are amortizing these costs over the term of the notes. The balance of the debt issuance costs as of December 31, 2006 was $1.8 million.

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

Term Loan

The term loan bears interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustment based upon the achievement of certain financial ratios. The principal payments are payable quarterly on March 15, June 15, September 15 and December 15. The term loan matures on November 12, 2009. The principal payments are payable quarterly on March 15, June 15, September 15 and December 15. The term loan matures on November 12, 2009. The interest rate on the term loan at December 31, 2006 and 2005 was 8.4% and 7.4%, respectively. The weighted average interest rate during fiscal year 2006 and 2005 was 8.0% and 6.5%, respectively.

We incurred $3.4 million in debt-issuance costs relating to the term loan and wrote-off $1.1 million of the debt-issuance costs upon the $70 million partial repayment of the term loan in January 2005. We are amortizing the $2.3 million remaining debt-issuance costs over the term of the term loan to interest expense using the effective-interest method. The balance of these debt issuance costs as of December 31, 2006 was $1.0 million.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Revolving Credit Facility

The revolver comprises a $75.0 million revolver that is available until November 12, 2008 and a $20 million pre-funded letter of credit facility that is available until November 12, 2009. The revolver can be used for working capital and general corporate purposes, including permitted acquisitions and additional letters of credit. At December 31, 2006, we had $39.7 million available under the revolver and $55.3 million in outstanding letters of credit.

Interest on the revolver is, at our option, (a) 2.50% in excess of the Base Rate provided in the credit agreement or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolver at December 31, 2006 and 2005 was 10.8% and 9.8%, respectively. The weighted average interest rate on the revolver during fiscal year 2006 and 2005 was 9.8% and 9.6% , respectively.

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

We incurred $1.5 million in debt-issuance costs relating to the revolver. We are amortizing these costs over the term of the revolver. The balance of the debt-issuance costs as of December 31, 2006 was $0.9 million.

9% Senior Subordinated Notes

The 9% Senior Subordinated Notes are unsecured obligations, due 2010, guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

We incurred $5.5 million in debt issuance costs relating to the 9% Senior Subordinated Notes. We are amortizing these costs over the term of the 9% Senior Subordinated Notes. The balance of the debt issuance costs as of December 31, 2006 was $3.0 million.

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

For the Years Ended December 31, 2006, 2005 and 2004

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

The credit agreement contains restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions, redeemable common stock, and preferred stock issuance, capital expenditures, and the payment of dividends. At December 31, 2006, we were in compliance with all these debt covenants. The credit agreement includes one financial covenant, the ratio of Senior Secured Debt (as defined) to Consolidated EBITDA (as defined), which must be maintained. As of December 31, 2006, QD LLC was in compliance with this financial covenant.

Debt Retirement

The following is a schedule of our indebtedness at December 31, 2006 over the periods we are required to pay such indebtedness (dollars in thousands):

	2007	2008	2009	2010	2011 and after	Total
Variable term loan due 2009	$1,400	$1,400	$62,650	$—	$—	$65,450
Capital lease obligations	1,178	1,259	1,792	375	292	4,896
9% Senior Subordinated Notes, due 2010	—	—	—	125,000	—	125,000
Senior Floating Rate Notes, due 2012	—	—	—	—	85,000	85,000

Total	$2,578	$2,659	$64,442	$125,375	$85,292	$280,346

The above table does not include the remaining unamortized original issue discount of $1.2 million relating to the Senior Floating Rate Notes.

QD LLC, has the ability to incur additional debt, subject to limitations imposed by the credit facility and the indentures governing the 9% Senior Subordinated Notes and the Senior Floating Rate Notes. Under the indentures governing the notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.25 to 1.0 or less. As of December 31, 2006, we were in compliance with this covenant.

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

For the Years Ended December 31, 2006, 2005 and 2004

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

13. INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	2006	2005	2004
Domestic	$17,034	$11,603	$(7,423)
Mexico	1,106	590	499
Canada	34	32	(1,212)

	18,174	12,225	(8,136)

The components of the income tax (benefit) provision for the years ended December 31 are as follows (in thousands):

	2006	2005	2004
Current taxes:
Federal	$150	$(286)	$305
State	1,621	563	419
Mexico	223	27	198
Canada	405	314	1,972

	2,399	618	2,894

Deferred taxes:
Federal	(37,108)	—	—
State	(1,117)	—	—
Mexico	(201)	(182)	(75)
Canada	(6)	(84)	(398)

	(38,432)	(266)	(473)

(Benefit) provision for income taxes	$(36,033)	$352	$2,421

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The net deferred tax asset (liability) consisted of the following at December 31 (in thousands):

	2006	2005
Deferred tax assets:
Environmental reserve	$8,790	$6,684
Tax credit carryforwards	4,147	3,599
Self-insurance reserves	12,297	12,235
Allowance for doubtful accounts	1,617	2,459
Pension	2,883	4,312
Net operating loss carryforwards	27,794	36,247
Other accruals	5,001	4,729
Accrued losses and damage claims	602	1,416

	63,131	71,681
Less valuation allowance	(927)	(46,750)

	62,204	24,931

Deferred tax liabilities:
Property and equipment basis differences	(25,030)	(25,861)

Net deferred tax asset (liability)	37,174	(930)

Current deferred tax asset	18,320	—
Long-term deferred tax asset	19,578	—
Long-term deferred tax liability	(724)	(930)

Net deferred tax asset (liability)	$37,174	$(930)

We have provided a valuation allowance against certain state deferred tax assets, the benefit of which may not be realized. The total valuation allowance decreased $45.8 million from 2005 to 2006 due to improved operating results and the determination that it is more likely than not that expected future taxable income will be sufficient to utilize certain of our deferred tax assets. We will evaluate the remaining $0.9 million of the deferred tax valuation allowance during 2007 and if it is determined that it is more likely than not that the remaining deferred tax assets will be realized, we will release the remaining deferred tax valuation allowance. To the extent that estimates of future taxable income decrease or do not materialize, potentially significant additional valuation allowances may be required.

Our effective tax rate differs from the federal statutory rate. The reasons for those differences are as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Tax expense (benefit) at the statutory rate	$6,361	$4,156	$(2,766)
State income taxes, net of federal benefit	2,493	1,022	419
Subpart F	156	—	451
Foreign taxes	22	(136)	1,493
Equity in earnings of foreign subsidiaries	—	—	243
Valuation allowance	(45,226)	(4,987)	2,429
IRC Section 956 income	154	291	—
Foreign tax credit	(550)	(257)	—
Secondary offering costs	304	—	—
Other	253	263	152

(Benefit) provision for income taxes	$(36,033)	$352	$2,421

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

At December 31, 2006, we had approximately $74.0 million in Federal net operating loss carryforwards, $2.6 million in alternative minimum tax credit carry forwards and $1.5 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2012 through 2025 while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. Approximately $28.7 million of net operating loss carryforwards and $1.9 million of alternative minimum tax credit carryforwards were generated by Chemical Leaman Corporation prior to its acquisition. The use of pre-acquisition operating losses and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. We have state net operating loss carryforwards, which expire over the next 2 to 20 years.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as needed.

Roll forward of valuation allowance (in thousands):

	2006	2005
Beginning Balance	$(46,750)	$(51,364)
(Increase)/decrease attributable to current year operations	6,306	4,212
(Increase)/decrease attributable to attributable to AMT & foreign tax credit carryforwards	3,600	—
(Increase)/decrease to goodwill	597	—
(Increase)/decrease attributable to prior year federal & state NOL carryforwards	35,320	402

Ending Balance	$(927)	$(46,750)

14. EMPLOYEE BENEFIT PLANS

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

On December 31, 2006, we adopted the recognition and disclosure requirements of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires us to recognize the funded status of its postretirement benefit plans in the consolidated statement of financial position at December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income. The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains or losses and unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The incremental effects of adopting the provisions of SFAS 158 on our consolidated statement of financial position at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on our statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect our operating results in future periods. The incremental effect of applying FASB 158 on individual line items in the statement of financial position at December 31, 2006 (in thousands):

	Before application of Statement No. 158	Reclassifications	After application of Statement No. 158
Amounts Recognized in Balance Sheet:
Plan assets	$886	$(886)	$—
Deferred tax assets	18,462	—	18,462
Non-current liability	6,853	—	6,853
Accumulated other comprehensive income	(17,645)	(886)	(18,531)
Total shareholders’ equity	36,049	(886)	35,163

2006
Items not yet recognized as a component of net periodic cost:
Unrecognized net actuarial loss	$15,677
Unamortized prior service benefit	886

Unrecognized loss and prior service costs recorded as a component of accumulated other comprehensive loss	$16,563

Items to be recognized in 2007 as a component of net periodic cost:
Net actuarial loss	$415
Prior service cost	—

Net periodic cost to be recorded in 2007 as a component of accumulated other comprehensive loss	$415

Obligations and Funded Status

The following table sets forth the change in the benefit obligation, change in plan assets and unfunded status of the two plans at December 31 (in thousands):

	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$50,820	$50,282
Service cost	256	76
Interest cost	2,700	2,677
Actuarial (gain) loss	(533)	1,062
Benefits and expenses paid	(3,425)	(3,277)

Benefit obligation at end of year	$49,818	$50,820

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005
Change in Plan Assets
Fair value of plan assets at beginning of year	$39,750	$36,731
Actual return on plan assets	4,321	2,351
Contributions by company	2,319	3,945
Benefits and expenses paid	(3,425)	(3,277)

Fair value of plan assets at end of year	$42,965	$39,750

2006
Funded Status of Plans
Projected benefit obligation	$(49,818)
Fair value of plan assets	42,965

Unfunded status	$(6,853)

2005
Funded Status of Plans
Unfunded status	$(11,070)
Unrecognized net actuarial loss	18,048
Unrecognized prior service cost	980

Prepaid benefit cost	$7,958

The accumulated benefit obligation for both defined benefit pension plans equaled the projected benefit obligations of $49.8 million and $50.8 million at December 31, 2006 and 2005, respectively.

Accumulated Other Comprehensive Loss

	2006	2005
Increase in minimum liability included in accumulated other comprehensive income, net of tax of $923	$1,448	$958
Adjustment to initially apply SFAS 158, net of tax of nil	(886)	—

Periodic Pension Costs

The components of net periodic pension cost are as follows for the years ended December 31 (in thousands):

	2006	2005
Service cost	$256	$76
Interest cost	2,700	2,677
Amortization of loss	593	555
Amortization of prior service cost	94	94
Expected return on plan assets	(3,075)	(2,802)

Net periodic pension cost	$568	$600

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Assumptions

Weighted average assumptions used to determine benefit obligations at December 31:

	2006	2005
Discount rate	5.50%	5.50%

Weighted average assumptions used to determine net periodic benefit cost at December 31:
	2006	2005
TTWU Plan
Discount rate	5.75%	5.50%
Expected long-term rate of return on plan assets	7.50%	7.50%

CLC Plan
Discount rate	5.50%	5.50%
Expected long-term rate of return on plan assets	8.00%	7.50%

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

Asset Mix

Our pension plan weighted-average asset allocations by asset category at December 31 are as follows:

	2006	2005
TTWU Plan
Equity securities	59.4%	51.3%
Debt securities	40.6%	48.7%

CLC Plan
Equity securities	62.0%	66.9%
Debt securities	38.0%	33.1%

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

Cash Flows

We expect to contribute $1.1 million to the TTWU pension plan during the year ending December 31, 2007.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The following benefit payments are expected to be paid (in thousands):

2007	$3,337
2008	3,562
2009	3,623
2010	3,702
2011	3,828
2012 – 2015	20,521

We charged to operations payments to multi-employer pension plans required by collective bargaining agreements of approximately $2.2 million, $2.0 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. These defined benefit plans cover substantially all of our union employees not covered under the TTWU pension plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multi-employer plans is not readily available.

In 2001, we established a Deferred Compensation Plan for our executives and other key employees. The plan is a non-qualified deferral plan that allows participants to contribute a portion of their wages on a pre-tax basis and includes a death benefit. We may credit participant’s accounts with a discretionary contribution at our sole discretion. No contributions were made in 2006, 2005 and 2004.

Substantially all of our U.S. employees are entitled to participate in our profit sharing plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the plan after 90 days of employment. At our discretion, we may also contribute to the plan. Employees are always vested in their contributed balance and become fully vested in our contributions after four years of service. The expenses related to contributions to the plan for the years ended December 31, 2006, 2005 and 2004 were approximately $0.2 million, $0.1 million, and nil, respectively.

15. CAPITAL STOCK

Authorized Capital Stock

In accordance with our Amended and Restated Articles of Incorporation dated November 4, 2003, the Corporation is authorized to issue 30 million shares of capital stock, 29 million shares of no par value common stock and 1 million shares of no par value preferred stock.

Our credit agreement contains restrictions on the payment of dividends.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Warrants

As of December 31, 2006, we had warrants outstanding that allows the holder to purchase approximately 116,000 shares of our common stock at an exercise price of $2.94 per share. Warrants representing 10,000 shares expired unexercised January 15, 2007.

Treasury Stock

As of December 31, 2006 and 2005, we had approximately 172,000 and 93,000 treasury shares carried at a cost of approximately $1.5 million and $0.2 million, respectively. These shares were acquired pursuant to our initial public offering and the return of shares under limited recourse secured loans to shareholders.

16. STOCK COMPENSATION PLANS

2003 Stock Option Plan

The 2003 Stock Option Plan was adopted on November 5, 2003 in connection with our IPO and expires 10 years after adoption. It was amended on May 13, 2005. It provides for the grant of nonqualified stock options that become exercisable, with limited exceptions, in 25% increments on each of the first four anniversaries of the date upon which the options are granted or vest 50% in the third and 50% in the fourth year after issuance of the grant. The number of shares available for issuance under this plan automatically increases on January 1 of each year commencing with January 1, 2004 unless otherwise determined by the Board of Directors. The current year increase is 2.5% of the outstanding shares as of December 31 of the prior year. No more than 6,500,000 shares of common stock may be issued under the 2003 Stock Option Plan.

The 2003 Stock Option Plan activity for the year ended December 31, 2006 is as follows (in thousands, except per share data):

	Number of Shares Available	Number of Shares Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Options outstanding at December 31, 2005	734	2,143	5.15 – 17.00	12.23
2006 option activity:
Additional shares reserved	474
Granted	(477)	477	7.94 – 15.36	8.87
Exercised		(24)	8.45 – 8.54	8.49
Expired	54	(54)	17.00	17.00
Canceled	20	(20)	7.94	7.94

Options outstanding at December 31, 2006	805	2,522	5.15 – 17.0	11.56	7.30	$4,432

Options exercisable at December 31, 2006		1,670	5.15 – 17.0	13.39	7.30	—

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2006, exceeds the exercise price of the option.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The intrinsic value of the stock options exercised during 2006 was $0.1 million.

As of December 31, 2006, total unrecognized stock-based compensation expense for the 2003 Stock Option Plan related to nonvested stock options was approximately $2.6 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

1998 Stock Option Plan

Until adoption of the 2003 Stock Option Plan, we administered the 1998 Stock Option Plan pursuant to which a total of 377,400 shares of our common stock were available for grant at an exercise price of $23.53. The maximum term of granted options is ten years. Fifty percent of each new option granted vested in equal increments over four years. The remaining fifty percent of each new option will vest in nine years from grant date, subject to acceleration if certain per-share equity value targets are achieved or in the event of a sale of the Company. Vesting of the new options occurs only during an employee’s term of employment. The new options will become fully vested in the event of a termination of employment without “cause” or for “good reason” within nine months following a sale of the Company.

The 1998 Stock Option Plan activity for the year ended December 31, 2006 is as follows (in thousands, except per share data):

	Number of Shares Available	Number of Shares Outstanding	Weighted Average Remaining contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Options outstanding at December 31, 2005	306	72	2.85
2006 option activity:
Canceled	5	(5)

Options outstanding at December 31, 2006	311	67	1.85	—

Options exercisable at December 31, 2006		34	1.85	—

(a)	The intrinsic value of a stock option is the amount by which the market value of he underlying stock as of December 31, 2006, exceeds the exercise price of the option.

As of December 31, 2006, there was no unrecognized stock-based compensation expense for the 1998 Stock Option Plan related to nonvested stock options.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The 2003 Restricted Stock Incentive plan activity for the year ended December 31, 2006 is as follows:

	Number of Shares Available	Number of Shares Outstanding
Stock outstanding at December 31, 2005	597	73
2006 activity:
Granted	(28)	28
Vested	—	(23)
Canceled	2	(2)

Stock outstanding at December 31, 2006	571	76

Compensation expense related to the issuance of restricted shares was $0.4 million, $0.2 million and $0.6 million in 2006, 2005, and 2004, respectively.

As of December 31, 2006, total unrecognized stock-based compensation expense for the 2003 Restricted Incentive Stock Plan was approximately $0.4 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock Unit Grant Agreement

In 2005 in connection with his employment agreement, our Chief Executive Officer, Mr. Detter, was granted 300,000 stock units. Mr. Detter is also entitled to $50,000 in value of stock units annually with the first annual grant made upon execution of his employment agreement and subsequent grants on each anniversary. Under the Stock Unit Grant Agreement, the 300,000 unit grant (“Initial Grant”) vested on December 31, 2006 because Mr. Detter is still an employee.

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

As of December 31, 2006, 310,393 stock units had been issued to Mr. Detter of which 303,343 units were fully vested. Pursuant to his agreement, we issued 3,858 stock units with a fair value of $50,000 to Mr. Detter on June 3, 2006.

As of December 31, 2006, total unrecognized stock-based compensation expense for the Stock Unit Grant Agreement was approximately $0.1 million, which is expected to be recognized over a weighted average period of approximately 3.1 years. We recognize compensation for the Stock Unit Grant Agreement on a straight-line basis. Compensation expense related to the issuance of stock units was $1.5 million and $0.9 million in 2006 and 2005, respectively.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

17. COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various noncancelable operating leases for our office facilities, office equipment, revenue equipment and vehicles. Future noncancelable lease commitments (excluding any sublease income) as of December 31, 2006, are as follows (in thousands):

2007	$13,858
2008	13,900
2009	12,875
2010	8,120
2011	6,346
2012 and after	15,889

The operating lease commitments includes minimum lease commitments for tractors that we expect will be partially offset by rental revenue from sub-leasing the tractors to owner-operators or affiliates. Rent expense under operating leases was $10.9 million, $6.2 million and $6.1 million (net of $0.6 million, $0.6 million and $0.4 million of sublease real property income) for the years ended December 31, 2006, 2005 and 2004, respectively.

Environmental Matters

It is our policy and the policy of each of our subsidiaries to be in compliance with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals.

Our activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, many of which are classified as hazardous materials or hazardous substances. Our tank wash and terminal operations engage in the creation, storage or discharge and proper disposal of wastewater that may contain hazardous substances, the inventory and use of cleaning materials that may be hazardous substances and the control and discharge of storm-water from industrial sites. In addition, we may store diesel fuel and other petroleum products at our terminals. As such, we and others who operate in our industry or own and operate real property, are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations.

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

For the Years Ended December 31, 2006, 2005 and 2004

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of December 31, 2006 and 2005, respectively, we had reserves in the amount of $11.8 million and $17.2 million, respectively for all environmental matters discussed below.

The activity in the environmental liability reserves is as follows at December 31 (in thousands):

	2006	2005
Reserve at beginning of year	$17,159	$25,598
Payments	(7,515)	(9,089)
Additions	2,182	650

Reserve at end of year	$11,826	$17,159

The balances presented include both long term and current environmental reserves. We expect these environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified on the Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party (“PRP”) under CERCLA and similar state laws at approximately 30 sites. Of these, there are eight sites with respect to which we received information requests but have denied liability. There has been no demand for payment and therefore we consider

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

the matters to be inactive. For sixteen of these sites, we are one of many parties with alleged liability and are negotiating with either Federal, State or private parties on the scope of our obligations, if any. For example, we were notified in August, 2004 of potential liabilities involving the Lower Passaic River Study Area in New Jersey and the Malone Superfund Site in Texas. We will be participating in the initial studies of these two sites to determine site remediation objectives, goals and technologies. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase at the two sites. Likewise, we were also notified in August 2004 of our potential liability for remedial measures to be undertaken by the United States Environmental Protection Agency (“USEPA”) at the Mobile Tank Wash Facility Superfund Site in Mobile, Alabama. Liability cannot be estimated at this time. We have asserted claims against the site owner (who is currently in bankruptcy) and the owner’s insurers. As discussed below, at six of these sites we are the only responsible party and are in the process of conducting investigations and/or remediation projects.

We are responsible for remediation projects at six sites as a result of operations conducted by Chemical Leaman Corporation (“CLC”) prior to our acquisition of and merger with CLC in 1998. These six sites are: Bridgeport, New Jersey; William Dick, Pennsylvania; Charleston, West Virginia; Tonawanda, New York; Scary Creek, West Virginia; and East Rutherford, New Jersey. Each of these sites is discussed below, of which the first two are anticipated to require the most significant expenditures.

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

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a two mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via in-situ treatment and a local discharge. The treatment facility has been approved and construction was completed in early 2007. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate seven acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004 but was delayed due to weather-related issues. Field work was re-started in May 2005 and remediation work is on-going. Additional contamination has been identified since December 31, 2005. In regard to OU2, USEPA is now in the process of finalizing a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the in-situ treatment previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated expenditures to be in the range of $4.5 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (PADEP) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (OU1), treat contaminated groundwater (OU2), and perform remediation of contaminated soils (OU3) at this former wastewater disposal site. OU1 is complete. PADEP and USEPA have approved an interim remedy, which involves the construction of a treatment facility and discharge locally. We began construction of this facility in November 2006. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (SVE). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale operation in May 2004. In June 2004, we also discovered buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. This work was completed in early 2005. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We excavated the pond’s soils into three discrete piles and determined the best approach to treat these soil piles. It was determined that most of the soil piles could be treated on site using SVE as originally planned. However, some modifications to the design had to be made in order to treat a limited number of soil piles. The SVE work began in 2006 and is on-going. We have estimated expenditures to be in the range of $2.5 million to $3.4 million.

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

We have estimated future expenditures for these other owned properties to be in the range of $2.6 million to $4.8 million.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Other Environmental Matters

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

We have estimated future expenditures for these other environmental matters to be in the range of $1.5 million to $3.8 million.

There can be no assurance that additional sites for which we are responsible will not be discovered, nor that violations by us of environmental laws or regulations will not be identified or occur in the future, or that environmental, health and safety laws and regulations will not change in a manner that could impose material costs on us.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

18. OTHER TRANSACTIONS WITH RELATED PARTIES

In 2006, 2005 and 2004, we provided advisory and consulting services related to the commercial transportation business to affiliates of Apollo Management, L.P. (“Apollo”) who is our majority shareholder. The fee for these services was less than $0.1 million, $0.3 million and $0.3 million, respectively.

Two of our customers (Hexion and Bakelite) are controlled by Apollo. Revenues from these two customers was $10.8 million, $5.5 million and $6.2 million in 2006, 2005 and 2004, respectively. All pricing with the companies controlled by Apollo Management were based on market rates, including such factors as total expected revenue to be generated by the customer, number of loads to be hauled and the number of miles to be driven.

Of the $0.3 million stock subscription receivable (Note 15), $0.2 million relates to current members of management.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital, which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at December 31, 2006 and 2005 and condensed consolidating statements of operations and of cash flows for each of the three years ended December 31, 2006.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$577,229	$12	$—	$577,241
Other service revenue	—	—	65,612	1,030	—	66,642
Fuel surcharge	—	—	86,276	—	—	86,276

Total operating revenues	—	—	729,117	1,042	—	730,159
Operating expenses:
Purchased transportation	—	—	493,686	—	—	493,686
Compensation	—	—	73,207	—	—	73,207
Fuel, supplies and maintenance	—	—	53,781	14	—	53,795
Depreciation and amortization	—	—	15,050	660	—	15,710
Selling and administrative	—	—	24,282	(240)	—	24,042
Insurance claims	—	—	13,294	13	—	13,307
Taxes and Licenses	—	—	3,810	2	—	3,812
Communication and utilities	—	—	9,043	—	—	9,043
(Gain)/loss on disposal of property and equipment	—	—	(5,153)	(10)	—	(5,163)
Impairment on property and equipment	—	—	270	—	—	270
PPI class action settlement and related expenses	—	—	—	—	—	—

Operating income	—	—	47,847	603	—	48,450
Interest expense	—	(30,410)	(990)	—	445	(30,955)
Interest income	749	—	765	498	(445)	1,567
Write-off of debt issuance costs	—	—	—	—	—	—
Other income (expense)	(986)	—	59	39	—	(888)

Income (loss) before taxes	(237)	(30,410)	47,681	1,140	—	18,174
Income tax (benefit from) provision for	28	—	(36,098)	37	—	(36,033)
Equity in earnings (loss) of subsidiaries	54,472	84,882	—	—	(139,354)	—

Net income (loss)	$54,207	$54,472	$83,779	$1,103	$(139,354)	$54,207

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2005

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$545,669	$858	$—	$546,527
Other service revenue	—	—	66,287	960	—	67,247
Fuel surcharge	—	—	64,184	118	—	64,302

Total operating revenues	—	—	676,140	1,936	—	678,076
Operating expenses:
Purchased transportation	—	—	471,167	71	—	471,238
Compensation	—	—	62,185	373	—	62,558
Fuel, supplies and maintenance	—	—	35,339	558	—	35,897
Depreciation and amortization	—	—	16,047	667	—	16,714
Selling and administrative			20,300	133		20,433
Insurance claims	—	—	19,183	—	—	19,183
Taxes and Licenses	—	—	2,863	31	—	2,894
Communication and utilities	—	—	7,921	11	—	7,932
(Gain)/loss on disposal of property and equipment	—	—	250	38	—	288
Impairment on property and equipment	—	—	75	—	—	75
PPI class action settlement and related expenses	—	—	1,039	—	—	1,039

Operating income	—	—	39,771	54	—	39,825
Interest expense	—	(26,789)	(558)	(23)	413	(26,957)
Interest income	7		227	424	(413)	245
Write-off of debt issuance costs	—	(1,110)	—	—	—	(1,110)
Other income (expense)	—	—	55	167	—	222

Income (loss) before taxes	7	(27,899)	39,495	622	—	12,225
Income tax (benefit from) provision for	—	—	680	(328)	—	352
Equity in earnings (loss) of subsidiaries	11,866	39,765	—	—	(51,631)	—

Net income (loss)	$11,873	$11,866	$38,815	$950	$(51,631)	$11,873

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2004

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$516,468	$4,448	$—	$520,916
Other service revenue	—	—	69,543	904	—	70,447
Fuel surcharge	—	—	30,334	318	—	30,652

Total operating revenues	—	—	616,345	5,670	—	622,015
Operating expenses:
Purchased transportation	—	—	419,932	633	—	420,565
Compensation	—	—	57,070	1,632	—	58,702
Fuel, supplies and maintenance	—	—	31,875	1,605	—	33,480
Depreciation and amortization	—	—	21,289	1,204	—	22,493
Selling and administrative			24,293	760		25,053
Insurance claims	—	—	22,631	162	—	22,793
Taxes and licenses	—	—	3,088	153	—	3,241
Communication and utilities	—	—	6,884	61	—	6,945
(Gain)/loss on disposal of property and equipment	—	—	1,370	1,072	—	2,442
Impairment on property and equipment	—	—	2,536	387	—	2,923
PPI class action settlement and related expenses	—	—	8,314	—	—	8,314

Operating income (loss)	—	—	17,063	(1,999)	—	15,064
Interest expense, net	3	22,340	1,358	(1,358)	—	22,343
Other income (expense)	—	—	(785)	(72)	—	(857)

Income (loss) before taxes	(3)	(22,340)	14,920	(713)	—	(8,136)
Income tax provision for (benefit from)	—	—	1,526	895	—	2,421
Equity in earnings (loss) of subsidiaries	(10,554)	11,786	—	—	(1,232)	—

Net income (loss)	$(10,557)	$(10,554)	$13,394	$(1,608)	$(1,232)	$(10,557)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Consolidating Balance Sheet, December 31, 2006

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$5,386	$1,455	$—	$6,841
Accounts receivable, net	58	—	85,052	372	—	85,482
Prepaid expenses	—	84	5,987	30	—	6,101
Prepaid tires	—	—	7,475	42	—	7,517
Deferred tax asset	—	—	18,320	—	—	18,320
Other	(6)	—	9,471	(251)	—	9,214

Total current assets	52	84	131,691	1,648	—	133,475
Property and equipment, net	—	—	115,917	1,047	—	116,964
Assets held-for-sale	—	—	381	—	—	381
Goodwill	—	—	138,980	—	—	138,980
Intangibles, net	—	—	635	—	—	635
Investment in subsidiaries	32,909	595,379	—	—	(628,288)	—
Non-current deferred tax asset	—	—	19,578	—	—	19,578
Other assets	—	6,649	4,600	—	—	11,249

Total assets	$32,961	$602,112	$411,782	$2,695	$(628,288)	$421,262

LIABILITIES, MINORITY INTEREST, SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Current maturities of capital leases	—	—	1,178	—	—	1,178
Accounts payable	—	—	13,914	43	—	13,957
Intercompany	(2,937)	291,341	(284,055)	(4,349)	—	—
Affiliates and independent owner-operators payable	—	—	11,025	—	—	11,025
Accrued expenses	735	3,636	16,784	42	—	21,197
Environmental liabilities	—	—	5,995	—	—	5,995
Accrued loss and damage claims	—	—	11,533	—	—	11,533

Total current liabilities	(2,202)	296,377	(223,626)	(4,264)	—	66,285
Long-term indebtedness, less current maturities	—	272,826	—	—	—	272,826
Long-term capital leases, less current maturities	—	—	3,718	—	—	3,718
Environmental liabilities	—	—	5,831	—	—	5,831
Accrued loss and damage claims	—	—	20,633	—	—	20,633
Other non-current liabilities	—	—	14,249	—	—	14,249
Deferred tax liability	—	—	—	724	—	724

Total liabilities	(2,202)	569,203	(179,195)	(3,540)	—	384,266

Minority interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders’ equity (deficit):
Common stock	359,995	354,963	437,796	7,629	(800,388)	359,995
Treasury stock	(1,527)	—	—	—	—	(1,527)
(Accumulated deficit)/retained earnings	(114,866)	(113,934)	169,648	(1,107)	(54,607)	(114,866)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(18,531)	(18,531)	(18,300)	(232)	37,063	(18,531)
Stock purchase warrants	21	—	—	—	—	21
Stock subscription receivable	(340)	—	—	—	—	(340)

Total shareholders’ equity (deficit)	35,163	32,909	589,144	6,235	(628,288)	35,163

Total liabilities, minority interest and shareholders’ equity (deficit)	$32,961	$602,112	$411,782	$2,695	$(628,288)	$421,262

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Consolidating Balance Sheet, December 31, 2005

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$607	$1,029	$—	$1,636
Accounts receivable, net	—	—	101,346	7	—	101,353
Prepaid expenses	—	83	5,253	—	—	5,336
Prepaid tires	—	—	7,319	41	—	7,360
Other	—	—	5,173	(156)	—	5,017

Total current assets	—	83	119,698	921	—	120,702
Property and equipment, net	—	—	113,503	1,696	—	115,199
Assets held-for-sale	—	—	158	—	—	158
Goodwill	—	—	133,138	—	—	133,138
Intangibles, net	—	—	1,165	—	—	1,165
Investment in subsidiaries	(22,110)	509,952	—	—	(487,842)	—
Other assets	—	8,509	3,534	—	—	12,043

Total assets	$(22,110)	$518,544	$371,196	$2,617	$(487,842)	$382,405

LIABILITIES, MINORITY INTEREST, SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Current maturities of capital leases	—	—	115	—	—	115
Accounts payable	—	—	16,609	—	—	16,609
Intercompany	—	248,760	(245,302)	(3,458)	—	—
Affiliates and independent owner-operators payable	—	—	11,979	—	—	11,979
Accrued expenses	—	3,511	18,537	(2)	—	22,046
Environmental liabilities	—	—	8,516	—	—	8,516
Accrued loss and damage claims	—	—	9,598	—	—	9,598

Total current liabilities	—	253,671	(179,948)	(3,460)	—	70,263
Long-term indebtedness, less current maturities	—	286,983	—	—	—	286,983
Long-term capital leases, less current maturities	—	—	618	—	—	618
Environmental liabilities	—	—	8,643	—	—	8,643
Accrued loss and damage claims	—	—	25,032	—	—	25,032
Other non-current liabilities	—	—	10,213	—	—	10,213
Deferred tax liability	—	—	—	930	—	930

Total liabilities	—	540,654	(135,442)	(2,530)	—	402,682

Minority interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders’ equity (deficit):
Common stock	359,160	354,963	437,796	7,629	(800,388)	359,160
Treasury stock	(202)	—	—	—	—	(202)
(Accumulated deficit)/retained earnings	(168,938)	(168,405)	85,869	(2,209)	84,745	(168,938)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(19,079)	(19,079)	(18,860)	(218)	38,157	(19,079)
Stock purchase warrants	54	—	—	—	—	54
Unearned compensation, restricted stock and stock units	(1,975)	—	—	—	—	(1,975)
Stock subscription receivable	(1,541)	—	—	—	—	(1,541)

Total shareholders’ equity (deficit)	(22,110)	(22,110)	504,805	5,147	(487,842)	(22,110)

Total liabilities, minority interest and shareholders’ equity (deficit)	$(22,110)	$518,544	$371,196	$2,617	$(487,842)	$382,405

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$54,207	$54,472	$83,779	$1,103	$(139,354)	$54,207
Adjustments for non-cash charges	(54,207)	(82,715)	(25,350)	650	139,354	(22,268)
Net changes in assets and liabilities	199	62	(4,618)	(456)	—	(4,813)
Intercompany activity	—	28,181	(27,290)	(891)	—	—

Net cash provided by (used in) operating activities	199	—	26,521	406	—	27,126

Cash flows from investing activities:
Capital expenditures	—	—	(13,760)	—	—	(13,760)
Acquisition of businesses and assets	—	—	(6,447)	—	—	(6,447)
Proceeds from sales of property and equipment	—	—	10,706	20	—	10,726

Net cash (used in) provided by investing activities	—	—	(9,501)	20	—	(9,481)

Cash flows from financing activities:
Principal payments of long-term debt and capital lease obligations	—	(1,400)	(363)	—	—	(1,763)
Proceeds from revolver	—	209,500	—	—	—	209,500
Payments on revolver	—	(222,500)	—	—	—	(222,500)
Other	4	—	2,285	—	—	2,289
Intercompany activity	(203)	14,400	(14,197)	—	—	—

Net cash used in financing activities	(199)	—	(12,275)	—	—	(12,474)

Effect of exchange rate changes on cash	—	—	34	—	—	34

Net increase in cash and cash equivalents	—	—	4,779	426	—	5,205
Cash and cash equivalents, beginning of period	—	—	607	1,029	—	1,636

Cash and cash equivalents, end of period	$—	$—	$5,386	$1,455	$—	$6,841

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$11,873	$11,866	$38,815	$950	$(51,631)	$11,873
Adjustments for non-cash charges	(11,866)	(38,649)	20,502	667	51,631	22,285
Net changes in assets and liabilities		2,119	(26,645)	(1,572)	—	(26,098)
Intercompany activity	(7)	24,664	(23,659)	(998)	—	—

Net cash provided by (used in) operating activities	—	—	9,013	(953)	—	8,060

Cash flows from investing activities:
Capital expenditures	—	—	(14,863)	(13)	—	(14,876)
Acquisition of businesses and assets	—	—	(4,466)	—	—	(4,466)
Proceeds from sales of property and equipment	—	—	4,233	25	—	4,258

Net cash (used in) provided by investing activities	—	—	(15,096)	12	—	(15,084)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	83,300	—	—	—	83,300
Principal payments of long-term debt and capital lease obligations	—	(78,900)	(27)	—	—	(78,927)
Proceeds from revolver	—	140,600	—	—	—	140,600
Payments on revolver	—	(133,400)	—	—	—	(133,400)
Deferred financing fees	—	(3,231)	—	—	—	(3,231)
Other	76		(2,560)	—	—	(2,484)
Intercompany activity	(76)	(8,369)	8,445	—	—	—

Net cash provided by financing activities	—	—	5,858	—	—	5,858

Effect of exchange rate changes on cash	—	—	102	—	—	102

Net decrease in cash and cash equivalents	—	—	(123)	(941)	—	(1,064)
Cash and cash equivalents, beginning of period	—	—	730	1,970	—	2,700

Cash and cash equivalents, end of period	$—	$—	$607	$1,029	$—	$1,636

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2004

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,557)	$(10,554)	$13,394	$(1,608)	$(1,232)	$(10,557)
Adjustments for non-cash charges	10,557	(11,786)	30,190	2,669	1,232	32,862
Net changes in assets and liabilities	—	2,964	(10,704)	902	—	(6,838)
Intercompany activity	—	19,376	(17,593)	(1,783)	—	—

Net cash provided by operating activities	—	—	15,287	180	—	15,467

Cash flows from investing activities:
Capital expenditures	—	—	(9,876)	(40)	—	(9,916)
Acquisition of businesses and assets	—	—	(781)	—	—	(781)
Proceeds from sales of property and equipment	—	—	1,652	1,442	—	3,094

Net cash (used in) provided by investing activities	—	—	(9,005)	1,402	—	(7,603)

Cash flows from financing activities:
Proceeds on revolver	—	3.800	—	—	—	3,800
Payments on revolver	—	(5,000)	—	—	—	(5,000)
Principal payments of long-term debt	—	(1,759)	—	—	—	(1,759)
Deferred financing fees	—	(1,241)	—	—	—	(1,241)
Other	—	—	(1,870)	—	—	(1,870)
Intercompany activity	—	4,200	(4,200)	—	—	—

Net cash used in financing activities	—	—	(6,070)	—	—	(6,070)

Effect of exchange rate changes on cash	—	—	(187)	138	—	(49)

Net increase (decrease) in cash and cash equivalents	—	—	25	1,720	—	1,794
Cash and cash equivalents, beginning of period	—	—	705	250	—	955

Cash and cash equivalents, end of period	$—	$—	$730	$1,970	$—	$2,700

Quality Distribution, Inc. and Subsidiaries

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Quality Distribution, Inc. dated November 5, 2003. Incorporated herein by reference to Exhibit No. 3.1 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

3.2	Amended and Restated Bylaws of Quality Distribution. Inc. dated June 28, 2005. Incorporated herein by reference to Exhibit No. 3.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2005 (Registration No. 333-108344).

3.3	Articles of Amendment, dated June 28, 2005 to Amended and Restated Articles of Incorporation of Quality Distribution, Inc. dated November 5, 2003. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 28, 2005.

4.1	Credit Agreement, dated as of November 13, 2003, between Quality Distribution, Inc., Quality Distribution, LLC, the lenders party thereto and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.2	Security Agreement dated as of November 13, 2003, among Quality Distribution, LLC, various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as collateral agent. Incorporated herein by reference to Exhibit 4.2 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.3	U.S. Pledge Agreement dated as of November 13, 2003, among Quality Distribution, LLC, various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as collateral agent and pledgee. Incorporated herein by reference to Exhibit 4.3 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.4	Subsidiaries Guaranty dated as of November 13, 2003, among various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 4.4 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.5	Indenture, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the Guarantors named therein and The Bank of New York as Trustee. Incorporated herein by reference to Exhibit 4.5 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.6	Form of Exchange Note for Quality Distribution, LLC’s 9% Senior Subordinated Notes due 2010 (included as Exhibit B to Exhibit 4.5).

4.7	Registration Rights Agreement, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the subsidiaries of Quality Distribution, LLC set forth on Annex I thereto and The Bank of New York. Incorporated herein by reference to Exhibit 4.7 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.
4.8	Indenture, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, the Guarantors named therein and The Bank of New York Trust Company, N.A. as Trustee. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

Quality Distribution, Inc. and Subsidiaries

Exhibit No.	Description

4.9	Form of Exchange Note for Quality Distribution, LLC’s Senior Floating Rate Notes due 2012 (included as Exhibit B to Exhibit 4.8).

4.10	Registration Rights Agreement, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, and the subsidiaries of Quality Distribution, LLC set forth on Annex I thereto. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

4.11	First Amendment and Consent to Credit Agreement and Intercompany Subordination Agreement, dated as of January 20, 2005, between Quality Distribution, Inc., Quality Distribution, LLC, various subsidiaries of Quality Distribution, LLC, the lenders party thereto and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 28, 2005.

10.1	Amended and Restated Shareholders’ Agreement, dated as of February 10, 1998, among MTL, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 4.13 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.2	Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated herein by reference to Exhibit No. 4.14 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.3	Amendment No. 1, dated as of April 2, 2002, to the Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated herein by reference to Exhibit No. 10.3 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.4	Second Amended and Restated Registration Rights Agreement, dated as of August 28, 1998, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., QDI and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 10.4 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.5	Agreement, dated as of May 30, 2002, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., QDI and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 10.5 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).
10.6	1998 Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.1 to Quality Distribution, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 (Registration No. 333-66711).

10.7 #	Employment Agreement, dated November 8, 1999, between Quality Distribution, Inc. and Thomas L. Finkbiner. Incorporated herein by reference to Exhibit No. 10.3 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002

Quality Distribution, Inc. and Subsidiaries

Exhibit No.	Description

10.8 #	Employment Agreement, dated June 3, 2004, between Quality Distribution, Inc. and Virgil T. Leslie. Incorporated herein by reference to Exhibit No. 10.1 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.

10.9 #	Employment Agreement, dated June 23, 1998, between Quality Distribution, Inc. and Dennis R. Copeland. Incorporated herein by reference to Exhibit No. 10.7 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.10 #	Promissory Note, dated November 8, 1999, issued by Thomas L. Finkbiner to Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.14 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.11 #	Pledge Agreement, dated November 8, 1999, between Thomas L. Finkbiner and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.15 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.12 #	Stock Option Agreement, dated November 8, 1999, between Thomas L. Finkbiner and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.16 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.13	Limited Recourse Secured Promissory Note, dated June 9, 1998, issued by Marvin Sexton to Quality Distribution, Inc. and corresponding pledge agreement. Incorporated herein by reference to Exhibit No. 10.11 to Quality Distribution, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 (Registration No. 333-66711).

10.14	Contribution Agreement dated May 30, 2002, between Quality Distribution, LLC and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.26 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.15	Lock-Up Agreement, dated as of April 10, 2002, and Amendment No. 1 thereto dated as of May 30, 2002, among Quality Distribution, Inc., ARES Leveraged Investment Fund, L.P. and ARES Leveraged Investment Fund II, L.P. Incorporated herein by reference to Exhibit No. 10.27 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).
10.16	Lock-Up and Purchase Agreement, dated as of April 10, 2002, among Quality Distribution, Inc., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P. and Apollo (U.K.) Partners III, L.P. Incorporated herein by reference to Exhibit No. 10.28 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.17	Lock-up Agreement, dated as of April 10, 2002, among Quality Distribution, Inc. and the members of management listed on the signature page thereto. Incorporated herein by reference to Exhibit No. 10.29 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

Quality Distribution, Inc. and Subsidiaries

Exhibit No.	Description

10.18	Warrant Agreement (including form of warrant certificate), dated as of May 30, 2002, between Quality Distribution, Inc. and The Bank of New York. Incorporated herein by reference to Exhibit 10.32 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003 (Registration No. 333-108344).

10.19 #	Form of Stock Option Agreement Under Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.34 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.20 #	Form of Restricted Award Agreement Under Restricted Stock Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.36 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.21 #	Employment Agreement dated August 3, 2004 between Quality Distribution, Inc. and Robert J. Millstone. Incorporated by reference to Exhibit 10.27 to Quality Distribution, LLC’s Amendment No. 3 to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 21, 2004 (Registration No. 333-114485).

10.22 #	Term sheet dated September 14, 2004 entered into by Quality Distribution, Inc. with respect to Richard B. Marchese’s employment. Incorporated herein by reference to Exhibit 99.2 to Quality Distribution, Inc.’s Current Report on Form 8-K on September 14, 2004.

10.23 #	Employment Agreement dated November 3, 2004 between Quality Distribution, Inc. and Gary Enzor. Incorporated herein by reference to Exhibit 99.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 8, 2004.

10.24 #	Employment Agreement dated November 4, 2004 between Quality Distribution, Inc. and Timothy Page. Incorporated herein by reference to Exhibit 99.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 8, 2004.

10.25 #	Summary of the terms of the Quality Distribution, Inc. 2005 Compensation Bonus Plan. Incorporated herein by reference to Exhibit 99.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 7, 2005.

10.26 #	Quality Distribution, Inc. Deferred Compensation Plan dated as of January 1, 2001. Incorporated herein by reference to Exhibit 10.33 to Quality Distribution, Inc’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 3, 2005.
10.27 #	Quality Distribution, Inc. Deferred Compensation Plan dated as of January 1, 2001. Incorporated herein by reference to Exhibit 10.34 to Quality Distribution, Inc’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 3, 2005.

10.28 #	Quality Distribution, Inc. 2003 Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 13, 2005.

10.29 #	Quality Distribution, Inc. 2003 Restricted Stock Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 13, 2005.

Quality Distribution, Inc. and Subsidiaries

Exhibit No.	Description

10.30 #	Form of Form of Non Qualified Stock Option Agreement. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 6, 2005.

10.31 #	Employment agreement dated June 6, 2005 between Quality Distribution, Inc. and Thomas L. Finkbiner. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 6, 2005.

10.32 #	Employment agreement dated June 5, 2005 between Quality Distribution, Inc. and Gerald L. Detter. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 6, 2005.

10.33 #	2005 Stock Unit Grant Agreement, dated as of June 5, 2005 between Quality Distribution, Inc. and Gerald L. Detter. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 6, 2005.

21.1	Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit No. 21.1 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 6, 2003 (Registration No. 333-108344).

23*	Consent of PricewaterhouseCoopers, LLP

24 *	Powers of Attorney

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13(a) – 14(a).

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Document is filed with this Form 10-K
#	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b)