Form 10-Q
period 2007-03-31
QUALITY DISTRIBUTION INC
filed 2007-05-09
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 1, 2007, the registrant had 19,126,809 outstanding shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBU TION, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Quality Distribution, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited—in 000’s, Except Per Share Amounts)

	Three months ended March 31,
	2007	2006
OPERATING REVENUES:
Transportation	$142,073	$142,309
Other service revenue	16,968	17,970
Fuel surcharge	19,054	18,471

Total operating revenues	178,095	178,750

OPERATING EXPENSES:
Purchased transportation	115,947	121,581
Compensation	19,669	17,881
Fuel, supplies and maintenance	16,174	10,943
Depreciation and amortization	4,047	3,937
Selling and administrative	6,466	5,265
Insurance claims	6,638	3,884
Taxes and licenses	781	790
Communication and utilities	2,632	2,548
(Gain) loss on disposal of property and equipment	209	(157)

Total operating expenses	172,563	166,672

Operating income	5,532	12,078
Interest expense	(7,677)	(7,352)
Interest income	199	218
Other (expense) income	(37)	138

(Loss) income before income taxes	(1,983)	5,082
(Benefit from) provision for income taxes	(1,888)	602

Net (loss) income attributable to common shareholders	$(95)	$4,480

PER SHARE DATA:
Net (loss) income per common share
Basic	$0.00	$0.24

Diluted	$0.00	$0.23

Weighted average number of shares
Basic	19,348	18,963

Diluted	19,348	19,515

The accompanying notes are an integral part of these consolidated financial statements.

Quality Di stribution, Inc and Subsidiaries

Consolidated Balance Sheets

(In 000’s)

Unaudited

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,074	$6,841
Accounts receivable, net	92,465	85,482
Prepaid expenses	10,787	6,101
Prepaid tires	7,512	7,517
Deferred tax asset, net	18,320	18,320
Other	8,420	9,214

Total current assets	141,578	133,475
Property and equipment, net	115,764	116,964
Assets held-for-sale	375	381
Goodwill	138,008	138,980
Intangibles, net	596	635
Non-current deferred tax asset, net	22,328	19,578
Other assets	9,834	11,249

Total assets	$428,483	$421,262

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of indebtedness	$1,400	$1,400
Current maturities of capital lease obligations	1,108	1,178
Accounts payable	11,347	13,957
Affiliates and independent owner-operators payable	15,049	11,025
Accrued expenses	23,914	21,197
Environmental liabilities	6,745	5,995
Accrued loss and damage claims	11,910	11,533

Total current liabilities	71,473	66,285

Long-term indebtedness, less current maturities	272,536	272,826
Capital lease obligations, less current maturities	3,488	3,718
Environmental liabilities	5,089	5,831
Accrued loss and damage claims	22,382	20,633
Other non-current liabilities	15,815	14,249
Deferred tax liability	730	724

Total liabilities	391,513	384,266

Commitments and contingencies—Note 9
Minority interest in subsidiary	1,833	1,833

SHAREHOLDERS’ EQUITY
Common stock, no par value; 29,000 shares authorized; 19,289 issued at March 31, 2007 and 19,210 issued at December 31, 2006	360,392	359,995
Treasury stock, 162 and 172 shares at March 31, 2007 and December 31, 2006	(1,508)	(1,527)
Accumulated deficit	(115,283)	(114,866)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(18,535)	(18,531)
Stock purchase warrants	—	21
Stock subscriptions receivable	(340)	(340)

Total shareholders’ equity	35,137	35,163

Total liabilities, minority interest and shareholders’ equity	$428,483	$421,262

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Stat ements of Shareholders’ Equity

For the Three Months Ended March 31, 2007 and 2006

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Unearned Compensation Restricted Stock	Stock Subscription Receivables	Total Shareholders’ Equity
Balance, December 31, 2005	19,123	93	$359,772	$(1,042)	$(168,710)	$(189,589)	$(19,079)	$54	$(1,975)	$(1,541)	$(22,110)

Net income	—	—	—	—	4,480	—	—	—	—	—	4,480
Reclass of unearned compensation restricted stock	—	—	(1,975)	—	—	—	—	—	1,975	—	—
Issuance of restricted stock	—	(19)	—	276	(276)	—	—	—	—	—	—
Issuance of stock units	—	—	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	94	—	—	—	—	—	—	—	94
Amortization of stock units	—	—	362	—	—	—	—	—	—	—	362
Amortization of non-employee options	—	—	31	—	—	—	—	—	—	—	31
Amortization of stock options	—	—	238	—	—	—	—	—	—	—	238
Stock warrant exercise	10	—	4	—	—	—	—	(4)	—	—	—
Translation adjustment, net of a deferred tax provision of nil	—	—	—	—	—	—	74	—	—	—	74

Balance, March 31, 2006	19,133	74	$358,526	$(766)	$(164,506)	$(189,589)	$(19,005)	$50	$—	$(1,541)	$(16,831)

Balance, December 31, 2006	19,210	172	$359,995	$(1,527)	$(114,866)	$(189,589)	$(18,531)	$21	$—	$(340)	$35,163

Net loss	—	—	—	—	(95)	—	—	—	—	—	(95)
Issuance of restricted stock		(11)	(25)	25	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	1	(6)	(6)	6	—	—	—	—	—	(6)
Amortization of restricted stock	—	—	70	—	—	—	—	—	—	—	70
Amortization of stock units	—	—	8	—	—	—	—	—	—	—	8
Amortization of non-employee options	—	—	31	—	—	—	—	—	—	—	31
Amortization of stock options	—	—	298	—	—	—	—	—	—	—	298
Stock warrant exercise	79	—	21	—	—	—	—	(21)	—	—	—
FIN 48 Adjustment	—	—	—	—	(328)	—	—	—	—	—	(328)
Translation adjustment, net of a deferred tax provision of nil	—	—	—	—	—	—	(4)	—	—	—	(4)

Balance, March 31, 2007	19,289	162	$360,392	$(1,508)	$(115,283)	$(189,589)	$(18,535)	$—	$—	$(340)	$35,137

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited—In 000’s)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(95)	$4,480
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	4,047	3,937
Bad debt (recoveries) expense	263	(420)
Foreign currency transaction (gain) loss	(19)	75
Loss (gain) on disposal of property and equipment	209	(157)
Stock based compensation	401	725
Amortization of deferred financing costs	450	454
Amortization of bond discount	60	61
Minority dividends	36	36
Deferred taxes	(1,764)	—
Changes in assets and liabilities:
Accounts and other receivables	(7,246)	(489)
Prepaid expenses	(4,686)	(3,040)
Prepaid tires	(37)	(287)
Other assets	508	(5,772)
Accounts payable	(2,780)	(8,263)
Accrued expenses	2,717	4,318
Environmental liabilities	8	(1,831)
Accrued loss and damage claims	2,126	59
Affiliates and independent owner-operators payable	4,024	2,682
Other liabilities	1,238	(36)

Net cash used in operating activities	(540)	(3,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,334)	(3,309)
Acquisition of businesses and assets	—	(3,414)
Proceeds from sales of property and equipment	616	2,633

Net cash used in investing activities	(1,718)	(4,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(350)	(350)
Principal payments on capital lease obligations	(300)	(28)
Proceeds from revolver	—	58,200
Payments on revolver	—	(53,500)
Change in book overdraft	162	3,637
Minority dividends	(36)	(36)

Net cash (used in) provided by financing activities	(524)	7,923

Effect of exchange rate changes on cash	15	(1)

Net (decrease) increase in cash and cash equivalents	(2,767)	364
Cash and cash equivalents, beginning of period	6,841	1,636

Cash and cash equivalents, end of period	$4,074	$2,000

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

Our accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation SX and do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2006, including the consolidated financial statements and accompanying notes. Certain prior-period amounts have been reclassified to conform to the current year’s presentation.

Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the entire fiscal year.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the potential impacts of implementing this standard.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 became effective for fiscal years beginning after December 15, 2006. See footnote 7 for the effect of this implementation.

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

We perform our impairment test annually during the second quarter with a measurement date of June 30th. Projections for future cash flows were based on our recent operating trends which projected an average growth rate for revenue of approximately 6% over 5 years. EBITDA multiples were derived from other comparable publicly traded companies. The discount rate used to discount cash flows was based on our weighted average cost of capital of approximately 11.5%. No impairment was determined to have occurred as of June 30, 2006, since the calculated fair value exceeded the carrying amount. The factors used in deriving the estimate of the fair value included improving economic conditions, increasing revenues and operating income.

Our goodwill assets as of March 31, 2007 and December 31, 2006, were $138.0 million and $139.0 million, respectively. We reclassified $1.0 million of goodwill to deferred taxes in the first quarter of 2007 as a result of the FIN 48 analysis.

Intangible Assets

Net intangible assets consist of $0.6 million of non-compete agreements with remaining lives of 4 to 5 years, and customer lists and customer contracts acquired from a competitor with remaining lives of 2 to 5 years. Accumulated amortization of the remaining intangible assets was $0.2 million and $0.3 million at March 31, 2007 and December 31, 2006, respectively. The gross amount of intangible assets at March 31, 2007 and December 31, 2006 was $0.8 million and $1.0 million, respectively.

Amortization expense for the three months ended March 31, 2007 and 2006 was less than $0.1 million in all periods. Remaining intangible assets will be amortized to expense as follows (in thousands):

2007	$116
2008	155
2009	115
2010	115
2011 and after	95

2. Comprehensive (Loss) Income

Comprehensive (loss) income is as follows (in thousands):

	Three months ended March 31,
	2007	2006
Net (loss) income	$(95)	$4,480
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4)	74

Comprehensive (loss) income	$(99)	$4,554

3. Earnings (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations follows (in thousands except per share amounts):

	Three months ended
	March 31, 2007			March 31, 2006
	Net loss (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic earnings (loss) available to common shareholders:
Net (loss) income	$(95)	19,348	$0.00	$4,480	18,963	$0.24

Effect of dilutive securities:
Stock options		—			167
Unvested restricted stock		—			51
Stock units		—			181
Stock warrants		—			153

Diluted earnings (loss) available to common shareholders:
Net (loss) income	$(95)	19,348	$0.00	$4,480	19,515	$0.23

The effect of our stock options, restricted stock, stock units and stock warrants, which represent the shares shown in the table above are included in the computation of diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively.

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2007	2006
Stock options	1,877	1,173
Unvested restricted stock	66	—
Stock units	5	—

4. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares, and stock units may be granted to employees and non-employee directors. As of March 31, 2007, we have three stock-based compensation plans. There is also an agreement to issue stock units which applies solely to Mr. Gerald L. Detter, our Chief Executive Officer.

We recognize expense for stock-based compensation based upon estimated grant date fair value. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the awards’ vesting term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within “Compensation” on the Consolidated Statement of Operations. None of the stock-based compensation was capitalized during 2007.

The fair value of options granted during the first three months of 2007 and 2006 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2007, expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following assumptions:

	2007	2006
Risk free rate	4.65%	4.30%
Expected life	5 years	4 years
Volatility	68.5%	71.3%
Expected dividend	nil	nil

Due to the issuance of stock options representing 200,000 shares to an executive who joined us in November 2004, we recognized approximately $23,000 of compensation expense for the three months ended March 31, 2007 and will recognize approximately $0.2 million of compensation expense over the next 20 months.

We issued options for 240,950 shares to various employees with an exercise price of $13.06 on January 3, 2007. The total compensation expense that will be recognized over four years for these options (net of shares forfeited) is approximately $1.8 million. We issued options for 20,000 shares to an officer with an exercise price of $8.65 on March 30, 2007. The exercise price of the options was based on the fair market value of our stock at the date of the grant. The total compensation expense that will be recognized over four years for these options is approximately $0.1 million. We also issued 11,485 shares of restricted stock in January 2007 to certain directors as part of their annual compensation package. We will recognize approximately $0.2 million as compensation expense over four years for these restricted shares.

The following table summarizes stock based compensation expense (in thousands):

	March 31,
	2007	2006
Stock options	$329	$270
Restricted stock, net	64	94
Stock units	8	362

	$401	$726

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of March 31, 2007 (in thousands):

	In $	Remaining years
Stock options	$4,318	3.0
Restricted stock, net	326	3.7
Stock units	56	2.9

	$4,700

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. No options were exercised in the first three months of 2007. We recognize compensation for restricted stock based on Financial Interpretation Number 28. We recognize compensation for stock units granted under the Stock Unit Grant Agreement on a straight-line basis.

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

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Service cost	$65	$64
Interest cost	672	675
Amortization of prior service cost	—	23
Amortization of loss	110	149
Expected return on plan assets	(807)	(769)

Net periodic pension cost	$40	$142

We have contributed $0.3 million to our pension plans during the three months ended March 31, 2007, and expect to contribute $0.8 million during the remainder of 2007.

6. Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31, 2007
	U. S.	International	Consolidated
Total operating revenues	$165,138	$12,957	$178,095

Operating income	3,664	1,868	5,532

	As of March 31, 2007
Identifiable assets (1)	109,329	7,406	116,735

	Three Months Ended March 31, 2006
	U. S.	International	Consolidated
Total operating revenues	$166,730	$12,020	$178,750

Operating income	10,384	1,694	12,078

	As of December 31, 2006
Identifiable assets (1)	109,530	8,450	117,980

(1)	Includes property and equipment, assets held-for-sale and intangible assets.

7. Income Taxes

We adopted FASB Interpretation 48, “Accounting for Uncertain Income Tax Provision” (“FIN 48”) at the beginning of fiscal year 2007. As a result of the implementation, we recognized an increase to reserves for uncertain tax positions of $0.3 million. The increase to the reserve was accounted for as an adjustment to the beginning balance of retained earnings on our balance sheet.

At January 1, 2007, we had approximately $3.5 million of total gross unrecognized tax benefits. Of this total, $2.5 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. Included in the balance of gross unrecognized tax benefits at January 1, 2007, is $0.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. The amount represents a decrease in unrecognized tax benefits due to expiring statutes.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $1.1 million (net of federal tax benefit) accrued for interest and $0.4 million accrued for penalties at January 1, 2007.

We are subject to the income tax jurisdiction of the U.S., Canada and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for the years before 2003, to international examinations for years before 2001 and with few exceptions, to state exams before 2002.

In accordance with FIN 48, we updated the presentation of our deferred tax asset and valuation allowance to remove any unrecognized tax benefit. In the first quarter of 2007, we reversed the remaining $0.9 million deferred tax valuation allowance and the associated deferred tax asset on state tax NOL’s that contained unrecognized tax benefits.

We recognized a $1.0 million income tax benefit in the first quarter of 2007 from the identification of previously unrecognized deferred tax assets relating to prior periods. We believe these items are not considered material to any of the prior periods affected or material to our expected results for 2007.

The effective tax rates for the three months ended March 31, 2007 and 2006 were approximately 44.5% and 11.8%, respectively. The lower effective tax rate for the 2006 period was because of the realization of part of the valuation allowance on the net operating loss estimated to be utilized against 2006 taxable income. Additionally, the income tax benefit for the three months ended March 31, 2007 includes the recognition of a previously unrecognized $1.0 million deferred tax asset described in the above paragraph.

8. Subsequent Events

Effective May 1, 2007, we acquired the assets of Brite Clean, a leading tank wash operation with annual revenues of approximately $12 million, and facilities located in Carteret, New Jersey, Bensalem, Pennsylvania, Houston, Texas and Chicago, Illinois. We are currently evaluating the $2.4 million purchase price allocation.

9. Commitments and Contingencies

Environmental Matters

It is our policy to be in compliance with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of March 31, 2007 and December 31, 2006, we had reserves in the amount of $11.8 million for all environmental matters discussed below.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party (“PRP”) under CERCLA and similar state laws at approximately 30 sites. Of these, there are eight sites with respect to which we received information requests but have denied liability. There has been no demand for payment and therefore we consider the matters to be inactive. For sixteen of these sites, we are one of many parties with alleged liability and are negotiating with either Federal, State or private parties on the scope of our obligations, if any. For example, we were notified in August, 2004 of potential liabilities involving the Lower Passaic River Study Area in New Jersey and the Malone Superfund Site in Texas. We will be participating in the initial studies of these two sites to determine site remediation objectives, goals and technologies. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase at the two sites. As discussed below, at eight of these sites we are the only responsible party and are in the process of conducting investigations and/or remediation projects.

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

Bridgeport, New Jersey

QDI is required under the terms of two federal consent decrees to perform remediation at this operating truck terminal and tank wash site. CLC entered into consent orders with USEPA in May 1991 for the treatment of groundwater (operable unit one or “OU1”) and October 1998 for the removal of contamination in the wetlands (“OU3”). In addition, we were required to assess the removal of contaminated soils (“OU2”).

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a two mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via in-situ treatment and a local discharge. The treatment facility has been approved and construction was substantially completed in early 2007 with start-up pending. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate seven acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004 but was delayed due to weather-related issues. Field work was re-started in May 2005 and remediation work has been completed. In regard to OU2, USEPA is now in the process of finalizing a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the in-situ treatment previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated expenditures to be in the range of $4.5 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (“PADEP”) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (“OU1”), treat contaminated groundwater (“OU2”), and perform remediation of contaminated soils (“OU3”) at this former wastewater disposal site. OU1 is complete. PADEP and USEPA have approved an interim remedy, which involves the construction of a treatment facility and discharge locally. We began construction of this facility in November 2006. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (“SVE”). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale operation in May 2004. In 2004, we also discovered buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. This work was completed in early 2005. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We excavated the pond’s soils into three discrete piles and determined the best approach to treat these soil piles. It was determined that most of the soil piles could be treated on site using SVE as originally planned. However, some modifications to the design had to be made in order to treat a limited number of soil piles. The SVE work began in 2006 and is on-going. We have estimated expenditures to be in the range of $2.5 million to $3.4 million.

Other Owned Property

Scary Creek, West Virginia: CLC received a clean up notice from the state authority in August 1994 requiring remediation of contaminated soils and groundwater at this former wastewater disposal facility. However, the state and we have agreed that remediation can be conducted under the state's voluntary clean-up program (instead of the state superfund enforcement program). We are currently completing the originally planned remedial investigation and the additional site investigation work that was required to completely delineate the extent of site contamination. Upon completion of the site investigation phase, a remedial feasibility study and design will be prepared to address contaminated soils, and, if applicable, groundwater. The expectation is that a remedy utilizing primarily in-situ treatment with limited soil removal will be conducted.

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

Other Environmental Matters

We have been named in three civil actions seeking contribution for remediation at offsite treatment, storage and disposal facilities (“TSDs”) or privately owned properties. We have also received notices of potential liability at eighteen other TSDs and are negotiating with Federal, state and private parties on the scope of our obligations (if any) in connection with remedies at these sites. In addition, there are about eight sites with respect to which we received information requests but have denied liability and there has been no demand for payment (considered inactive). Our financial projection is established with respect to those sites where a financial demand is made or an allocation of financial liability is reasonably ascertainable.

We were notified in August 2004 of potential liabilities involving the Lower Passaic River Study Area in New Jersey and the Malone Superfund Site in Texas. We will be participating in the initial studies of these two sites to determine site remediation objectives, goals and technologies. Since the overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase at the two sites.

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital (which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at March 31, 2007 and December 31, 2006 and condensed consolidating statements of operations for each of the three month periods ended March 31, 2007 and March 31, 2006 and the consolidating statements and cash flows for each of the three month periods ended March 31, 2007 and March 31, 2006.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Consolidating Statements of Operations

Three Months Ended March 31, 2007

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$142,073	$—	$—	$142,073
Other service revenue	—	—	16,736	232	—	16,968
Fuel surcharge	—	—	19,054	—	—	19,054

Total operating revenues	—	—	177,863	232	—	178,095

Operating expenses:
Purchased transportation	—	—	115,947	—	—	115,947
Compensation	—	—	19,669	—	—	19,669
Fuel, supplies and maintenance	—	—	16,174	—	—	16,174
Depreciation and amortization	—	—	3,874	173	—	4,047
Selling and administrative	—	—	6,429	37	—	6,466
Insurance claims	—	—	6,627	11	—	6,638
Taxes and Licenses	—	—	781	—	—	781
Communication and utilities	—	—	2,632	—	—	2,632
(Gain)/loss on disposal of property and equipment	—	—	209	—	—	209

Operating income	—	—	5,521	11	—	5,532

Interest expense	—	(7,355)	(441)	—	119	(7,677)
Interest income	5	—	178	135	(119)	199
Other income (expense)	—	—	(29)	(8)	—	(37)

Income (loss) before taxes	5	(7,355)	5,229	138	—	(1,983)
Income tax (benefit) provision	(1,007)		(941)	60	—	(1,888)
Equity in (loss) earnings of subsidiaries	(1,107)	6,248	—	—	(5,141)	—

Net (loss) income	$(95)	$(1,107)	$6,170	$78	$(5,141)	$(95)

Consolidating Statements of Operations

Three Months Ended March 31, 2006

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$142,309	$—	$—	$142,309
Other service revenue	—	—	17,692	278	—	17,970
Fuel surcharge	—	—	18,471	—	—	18,471

Total operating revenues	—	—	178,472	278	—	178,750

Operating expenses:
Purchased transportation	—	—	121,581	—	—	121,581
Compensation	—	—	17,881	—	—	17,881
Fuel, supplies and maintenance	—	—	10,931	12	—	10,943
Depreciation and amortization	—	—	3,763	174	—	3,937
Selling and administrative	—	—	5,157	108	—	5,265
Insurance claims	—	—	3,884	—	—	3,884
Taxes and Licenses	—	—	790	—	—	790
Communication and utilities	—	—	2,548	—	—	2,548
(Gain)/loss on disposal of property and equipment	—	—	(157)	—	—	(157)

Operating income (loss)	—	—	12,094	(16)	—	12,078

Interest expense	—	(7,237)	(224)	—	109	(7,352)
Interest income	—	—	204	123	(109)	218
Write-off of debt issuance costs	—	—	—	—	—	—
Other income (expense)	—	—	138	—	—	138

Income (loss) before taxes	—	(7,237)	12,212	107	—	5,082
Income tax (provision) benefit	—	(615)	1,221	(4)	—	602
Equity in earnings (loss) of subsidiaries	4,480	11,102	—	—	(15,582)	—

Net income (loss)	$4,480	$4,480	$10,991	$111	$(15,582)	$4,480

Consolidating Balance Sheet

March 31, 2007

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2,410	$1,664	$—	$4,074
Accounts receivable, net	63	—	92,114	288	—	92,465
Prepaid expenses	—	58	10,709	20	—	10,787
Prepaid tires	—	—	7,470	42	—	7,512
Deferred tax asset	—	—	18,320	—	—	18,320
Other	(4)	—	8,421	3	—	8,420

Total current assets	59	58	139,444	2,017	—	141,578

Property and equipment, net	—	—	114,866	898	—	115,764
Assets held-for-sale	—	—	375	—	—	375
Goodwill	—	—	138,008	—	—	138,008
Intangibles, net	—	—	596	—	—	596
Investment in subsidiaries	31,470	601,297	—	—	(632,767)	—
Non-current deferred tax asset	1,007	—	21,321	—	—	22,328
Other assets	—	6,199	3,635	—	—	9,834

Total assets	$32,536	$607,554	$418,245	$2,915	$(632,767)	$428,483

LIABILITIES, MINORITY INTEREST,
SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Current maturities of capital leases	—	—	1,108	—	—	1,108
Accounts payable	—	—	11,347	—	—	11,347
Intercompany	(3,257)	295,769	(288,137)	(4,375)	—	—
Affiliates and independent owner-operators payable	—	—	15,049	—	—	15,049
Accrued expenses	656	6,379	16,870	9	—	23,914
Environmental liabilities	—	—	6,745	—	—	6,745
Accrued loss and damage claims	—	—	11,910	—	—	11,910

Total current liabilities	(2,601)	303,548	(225,108)	(4,366)	—	71,473

Long-term indebtedness, less current maturities	—	272,536	—	—	—	272,536
Long-term capital leases, less current maturities	—	—	3,488	—	—	3,488
Environmental liabilities	—	—	5,089	—	—	5,089
Accrued loss and damage claims	—	—	22,382	—	—	22,382
Other non-current liabilities	—	—	15,246	569	—	15,815
Deferred tax liability	—	—	—	730	—	730

Total liabilities	(2,601)	576,084	(178,903)	(3,067)	—	391,513

Minority interest in subsidiary	—	—	1,833	—	—	1,833

Shareholders' equity:
Common stock	360,392	354,963	437,796	7,629	(800,388)	360,392
Treasury stock	(1,508)	—	—	—	—	(1,508)
(Accumulated deficit)/retained earnings	(115,283)	(115,369)	175,819	(1,357)	(59,093)	(115,283)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(18,535)	(18,535)	(18,300)	(235)	37,070	(18,535)
Stock subscription receivable	(340)	—	—	—	—	(340)

Total shareholders' equity	35,137	31,470	595,315	5,982	(632,767)	35,137

Total liabilities, minority interest and shareholders' equity	$32,536	$607,554	$418,245	$2,915	$(632,767)	$428,483

Consolidating Balance Sheet

December 31, 2006

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$5,386	$1,455	$—	$6,841
Accounts receivable, net	58	—	85,052	372	—	85,482
Prepaid expenses	—	84	5,987	30	—	6,101
Prepaid tires	—	—	7,475	42	—	7,517
Deferred tax asset	—	—	18,320	—	—	18,320
Other	(6)	—	9,471	(251)	—	9,214

Total current assets	52	84	131,691	1,648	—	133,475

Property and equipment, net	—	—	115,917	1,047	—	116,964
Assets held-for-sale	—	—	381	—	—	381
Goodwill	—	—	138,980	—	—	138,980
Intangibles, net	—	—	635	—	—	635
Investment in subsidiaries	32,909	595,379	—	—	(628,288)	—
Non-current deferred tax asset	—	—	19,578	—	—	19,578
Other assets	—	6,649	4,600	—	—	11,249

Total assets	$32,961	$602,112	$411,782	$2,695	$(628,288)	$421,262

LIABILITIES, MINORITY INTEREST,
SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Current maturities of capital leases	—	—	1,178	—	—	1,178
Accounts payable	—	—	13,914	43	—	13,957
Intercompany	(2,937)	291,341	(284,055)	(4,349)	—	—
Affiliates and independent owner-operators payable	—	—	11,025	—	—	11,025
Accrued expenses	735	3,636	16,784	42	—	21,197
Environmental liabilities	—	—	5,995	—	—	5,995
Accrued loss and damage claims	—	—	11,533	—	—	11,533

Total current liabilities	(2,202)	296,377	(223,626)	(4,264)	—	66,285

Long-term indebtedness, less current maturities	—	272,826	—	—	—	272,826
Long-term capital leases, less current maturities	—	—	3,718	—	—	3,718
Environmental liabilities	—	—	5,831	—	—	5,831
Accrued loss and damage claims	—	—	20,633	—	—	20,633
Other non-current liabilities	—	—	14,249	—	—	14,249
Deferred tax liability	—	—	—	724	—	724

Total liabilities	(2,202)	569,203	(179,195)	(3,540)	—	384,266

Minority interest in subsidiary	—	—	1,833	—	—	1,833

Shareholders' equity (deficit):
Common stock	359,995	354,963	437,796	7,629	(800,388)	359,995
Treasury stock	(1,527)	—	—	—	—	(1,527)
(Accumulated deficit)/retained earnings	(114,866)	(113,934)	169,648	(1,107)	(54,607)	(114,866)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(18,531)	(18,531)	(18,300)	(232)	37,063	(18,531)
Stock purchase warrants	21	—	—	—	—	21
Stock subscription receivable	(340)	—	—	—	—	(340)

Total shareholders' equity (deficit)	35,163	32,909	589,144	6,235	(628,288)	35,163

Total liabilities, minority interest and shareholders' equity (deficit)	$32,961	$602,112	$411,782	$2,695	$(628,288)	$421,262

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2007

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(95)	$(1,107)	$6,170	$78	$(5,141)	$(95)
Adjustments for non-cash charges	95	(6,720)	4,994	173	5,141	3,683
Net changes in assets and liabilities	—	3,749	(7,861)	(16)	—	(4,128)
Intercompany activity	—	4,078	(4,052)	(26)	—	—

Net cash provided by (used in) operating activities	—	—	(749)	209	—	(540)

Cash flows from investing activities:
Capital expenditures	—	—	(2,334)	—	—	(2,334)
Proceeds from sales of property and equipment	—	—	616	—	—	616

Net cash (used in) investing activities	—	—	(1,718)	—	—	(1,718)

Cash flows from financing activities:
Principal payments of long-term debt	—	(350)	—	—	—	(350)
Principal payments of capital lease obligations	—	—	(300)	—	—	(300)
Other	—	—	126	—	—	126
Intercompany activity	—	350	(350)	—	—	—

Net cash used in financing activities	—	—	(524)	—	—	(524)
Effect of exchange rate changes on cash	—	—	15	—	—	15
Net increase (decrease) in cash and cash equivalents	—	—	(2,976)	209	—	(2,767)

Cash and cash equivalents, beginning of period	—	—	5,386	1,455	—	6,841

Cash and cash equivalents, end of period	$—	$—	$2,410	$1,664	$—	$4,074

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2006

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,480	$4,480	$10,991	$111	$(15,582)	$4,480
Adjustments for non-cash charges	(4,480)	(10,512)	3,947	174	15,582	4,711
Net Changes in assets and liabilities	—	2,790	(15,496)	47	—	(12,659)
Intercompany activity	—	3,242	(3,265)	23	—	—

Net cash provided by (used in) operating activities	—	—	(3,823)	355	—	(3,468)

Cash flows from investing activities:
Capital expenditures	—	—	(3,309)	—	—	(3,309)
Acquisition of business assets	—	—	(3,414)	—	—	(3,414)
Proceeds from sales of property and equipment	—	—	2,633	—	—	2,633

Net cash used in investing activities	—	—	(4,090)	—	—	(4,090)

Cash flows from financing activities:
Net proceeds (payments) on revolver	—	4,700	—	—	—	4,700
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments of long-term debt	—	(350)	(28)	—	—	(378)
Other	—	—	3,601	—	—	3,601
Intercompany activity	—	(4,350)	4,350	—	—	—

Net cash provided by financing activities	—	—	7,923	—	—	7,923

Net increase in cash and cash equivalents	—	—	10	355	—	365
Effect of exchange rate changes on cash	—	—	(1)	—	—	(1)
Cash, beginning of period	—	—	607	1,029	—	1,636

Cash, end of period	$—	$—	$616	$1,384	$—	$2,000

ITEM 2 — Management’s Discussion and Analysis of Financial Co ndition and Results of Operations

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

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, the number of miles driven per load, our market share, and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products, is in turn, affected by many other industries, including consumer and industrial products, automotive, paints and coatings, and paper, and tends to vary with changing economic conditions.

Our bulk service network consists primarily of independently owned third-party affiliate terminals and independent owner-operator drivers, supplemented by company operated terminals and trucks. Affiliates are independent companies we contract with to operate trucking terminals and tank washes exclusively on our behalf in defined markets. The affiliates provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. This relationship is governed by an extensive contract that sets, among other things, the markets and customers to be served by the affiliate, the revenue and cost sharing arrangement, and non-competition terms. Owner-operators are generally individual drivers who own or lease their tractors and agree to drive exclusively for us and our affiliate partners. We believe the use of affiliates and independent owner-operators provides three key competitive advantages to us in the marketplace. First, we believe that some well managed, locally owned and operated affiliate terminals can provide superior, tailored customer service. Second, affiliates and independent owner-operators are paid a contractually-fixed percentage of revenue for each load they transport creating a variable cost structure that provides protection against cyclical downturns. Third, our heavy reliance on affiliate and independent owner-operators creates an asset-light business model by generally reducing our capital investment, as our affiliate and independent owner-operators directly invest a substantial amount of the capital necessary to support the business they service. We continually evaluate our mix of affiliate and company terminals to optimize customer service, revenue growth, profitability and return on investment.

We believe the most significant factors relevant to our future business growth are the ability to (i) recruit and retain drivers, (ii) add new customers, (iii) obtain additional business from existing customers, and (iv) continue to leverage our variable cost, asset-light business model. Revenue has been partially driven by pricing increases and we expect pricing increases to continue to positively impact our revenue growth. While a number of our customers operate their own private tank truck fleets and many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource a greater proportion of their logistic needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships and flexible business model, we believe we are well-positioned to benefit from customers seeking consolidation of their shipping relationships and those opting to outsource a greater portion of their logistic needs to third-party tank truck carriers.

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

Property and equipment—Property and equipment expenditures, including tractor and trailer rebuilds that extend the useful lives of such equipment, are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets to an estimated salvage value. Annual depreciable lives are 10-25 years for buildings and improvements, 5-7 years for tractors and 15-20 years for trailers, 5-7 years for terminal equipment, 3-5 years for furniture and fixtures, and 3-10 years for other equipment. Tractor and trailer rebuilds, which are recurring in nature and extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 3 to 10 years, based on the type and extent of these rebuilds. Maintenance and repairs are charged directly to expense as incurred. Management estimates the useful lives of these assets based on historical trends and the age of the assets when placed in service, and any changes in the actual lives could result in material changes in the net book value of these assets. Additionally, we estimate the salvage values of these assets based on historical sales of disposals, and any changes in the actual salvage values could also affect the net book value of these assets.

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

Goodwill—Goodwill is reviewed for impairment annually and whenever events or circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events or circumstances indicate possible impairment. We identified three reporting units: transportation operations, insurance operations and foreign operations. We allocated goodwill to the transportation operation as it principally resulted from the acquisition of Chemical Leaman Corporation in 1998. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill. We performed our annual assessment during the second quarter of fiscal year 2006. We used a combination of discounted cash flows and valuation of our capital structure to estimate the fair value. Projections for future cash flows were based on our recent operating trends and projected average growth rate for revenue of approximately 6% over 5 years. The discount rate used to discount cash flows was based on our weighted average cost of capital of approximately 11.5%. Even if our revenue projections were to decline by 10%, we would not have an impairment of our goodwill. If actual cash flows turn out to be significantly less than projections, then the impairment analysis could change, possibly resulting in future impairment charges.

Deferred tax asset—We use the liability method of accounting for income taxes as prescribed by SFAS No. 109. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

Valuation allowances related to United States (“U.S.”) tax jurisdictions were reversed during the third and fourth quarter of 2006 based on our assessment that it was more likely than not that those deferred tax assets will be realizable based on income projections of future taxable income and the expiration dates and amounts of net operating loss carryforwards. These estimates of projected taxable income include price and volume increases as well as expected expansion of market share. These projections are based on assumptions which management believes to be reasonable and consistent with current operating results although the actual results may differ materially from these projections.

We continue to evaluate quarterly, the positive and negative evidence regarding the realization of net deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes.” Included in this assessment are estimates of projected future taxable income. Significant management judgment is required in this process and although realization is not assured, based on our assessment, we concluded it is more likely than not, such assets will continue to be realized.

At December 31, 2006 positive evidence included having achieved profitability for financial reporting purposes for eight consecutive quarters beginning with the first quarter of fiscal 2005. Additionally, we were no longer in a U.S. cumulative loss position at the third quarter of fiscal 2006. We determine cumulative losses on a rolling thirty six months basis.

We project both aggregate U.S. pre-tax income as well as aggregate U.S. taxable income for years 2007 through 2010 sufficient to absorb existing net operating loss carryforwards. At December 31, 2006 we had estimated $74 million in Federal net operating loss carryforwards, $2.6 million in alternative minimum tax credit carryforwards and $1.5 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2012 through 2025, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. We do not have a history of net operating loss or tax credit carryforwards expiring unused.

Although we have a loss for the first quarter of 2007, we continue to believe it is more likely than not that the net deferred tax assets will be realizable because we are projecting positive pre-tax income for the year and our projection of future taxable income is adequate to absorb current net operating loss carryforwards. We will review our forecast quarterly in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense.

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

Accident claims reserves—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5 million per incident for bodily injury and property damage and $1 million per incident for workers’ compensation for periods after September 15, 2002. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates the judgment of our own safety department personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Allowance for uncollectible receivables—The allowance for all potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by our management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators and affiliates. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Absent a change in our collection efforts, a $50 million increase in our receivables (aged between 90 days and 61 days) resulting from transportation billings would increase our allowance for uncollectible receivables by approximately $0.7 million.

Stock compensation plans – Stock compensation for our 2003 Stock Option Plan is determined by the assumptions required under FASB Statement No. 123(R) “Share Based Payment” (“SFAS 123R”), which includes, volatility, expected life, risk-free interest rate, dividend rate and expected forfeiture rate. The total stock compensation that is expected to be recognized over the life of the 226,250 net options issued in January 2007 and the 20,000 options issued in March 2007 is $1.9 million. If the expected life of the options were to increase from by one year, then the total compensation would increase to $2.0 million. If our risk-free interest rate were to increase by 1% point, then the total compensation would stay constant at approximately $1.9 million. If our volatility rate were to increase by 1% point, then the total compensation would stay constant at approximately $1.9 million.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the potential impacts of implementing this standard.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 became effective for fiscal years beginning after December 15, 2006. See footnote 7 for the effect of this implementation.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three months ended March 31, 2007 and March 31, 2006:

	Three months ended March 31,
	2007	2006
OPERATING REVENUES:
Transportation	79.8%	79.6%
Other service revenue	9.5%	10.1%
Fuel surcharge	10.7%	10.3%

Total operating revenues	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	65.1%	68.0%
Compensation	11.0%	10.0%
Fuel, supplies and maintenance	9.1%	6.1%
Depreciation and amortization	2.3%	2.2%
Selling and administrative	3.6%	3.0%
Insurance claims	3.8%	2.2%
Taxes and licenses	0.4%	0.4%
Communication and utilities	1.5%	1.4%
(Gain) loss on disposal of property and equipment	0.1%	-0.1%

Total operating expenses	96.9%	93.2%

Operating income	3.1%	6.8%

Interest expense	-4.3%	-4.1%
Interest income	0.1%	0.0%
Other income (expense)	0.0%	0.1%

Income before income taxes	-1.1%	2.8%
(Benefit from) provision for income taxes	-1.1%	0.3%

Net (loss) income	0.0%	2.5%

The following table shows the approximate number of terminals, drivers, tractors and trailers, that we managed (including affiliates and owner-operators) as of March 31:

	2007	2006
Terminals *	163	170

Drivers	3,301	3,347

Tractors **	3,772	3,618

Trailers ***	7,675	7,642

*	excludes transload facilities
**	excludes 26 and 126 tractors held as inventory for sale as of March 31, 2007 and 2006, respectively
***	excludes 230 and 310 trailers that are held-for-sale as of March 31, 2007 and 2006, respectively

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

For the quarter ended March 31, 2007, total revenues were $178.1 million, a decrease of $0.7 million, or 0.4%, from revenues of $178.8 million for the same period in 2006. Transportation revenue was relatively flat. We had a 3.6% decrease in the total number of miles driven offset by rate increases of approximately 3.6% incorporated into our contracts over the past twelve months. The average number of miles per load decreased slightly over the prior year period along with a decrease in overall loads.

Other service revenue decreased $1.0 million, or 5.6%. This decrease was primarily due to a $0.9 million decrease in revenue generated by our tank wash business (excluding inter-company activity) and a $0.3 million decrease in other miscellaneous revenue, including transloading revenues that was partially offset by a $0.2 million increase in rental revenues. Fuel surcharge revenue increased $0.6 million, or 3.2% primarily due to an increase in the price of fuel offset in part by a decrease in the total number of miles driven.

Purchased transportation decreased by $5.6 million, or 4.6%, due primarily to lower revenues offset in part by increased fuel surcharge revenues paid to our drivers and affiliates. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 72.0% for the current quarter versus 75.6% for the prior-year quarter due primarily to the conversion of affiliate terminals to Company terminals in 2006. The percentage of our total revenue (excluding fuel surcharge) generated by our affiliates and owner-operators decreased to 81.8% for the first quarter of 2007 versus 84.2% for the 2006 quarter. Overall, these conversions resulted in our affiliate transportation revenue (excluding fuel surcharges) decreasing 10.8% from the comparable prior year quarter while the transportation revenue for Company terminals increased by 10.6%. We pay our affiliates a greater percentage of revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. During the 2007 and 2006 quarters, we paid our affiliates approximately 85% of the transportation revenue and paid owner-operators approximately 65% of transportation revenue.

Compensation expense increased $1.8 million, or 10.0%, primarily due to new or converted Company terminals added over the prior year, company-wide compensation increases, and a $0.4 million increase in healthcare costs. This increase was offset in part by a $0.3 million decrease in stock-based compensation expense. This decrease is due to the compensation costs for stock units being fully recognized in 2006 of which $0.4 million was recognized in the first quarter of 2006.

Fuel, supplies and maintenance increased $5.2 million, or 47.8%, due to higher fuel costs, costs associated with the shift of revenue from affiliates to company owned terminals, increased lease costs as we fund the expansion of our trailer fleet through the use of operating leases, costs associated with the purchase of tires as we expand our fleet, increased maintenance as we increase the capacity of our equipment and increased cleaning of our trailers.

Selling and administrative expenses increased by $1.2 million, or 22.0%, due primarily to a $0.4 million bad debt expense in the current quarter versus a $0.3 million reversal of part of our bad debt allowance in the first quarter of 2006 as a result of our improved collection efforts. We also incurred in the current quarter $0.4 million of additional environmental costs associated primarily with the Bridgeport, NJ location and our William Dick, PA location, and additional EPA oversight charges. Increases in other areas were partially offset by a $0.4 million decrease in professional fees from the prior year for tax, accounting and legal issues.

Insurance expense increased by $2.8 million, or 70.9%, due primarily to the severity of several accidents that occurred in the first quarter of 2007. In the comparable prior year period, we recorded a $1.6 million reduction in claims on insurance policies retained by our insurance subsidiary.

Loss on disposal of property and equipment was $0.2 million in 2007 as compared to a gain of $0.2 million in 2006. This change was primarily due to the loss on disposal of equipment associated with our tankwash business in the current year period as opposed to a net gain resulting from trailers sold in the prior year period.

For the quarter ended March 31, 2007, operating income totaled $5.5 million, a decrease of $6.5 million or 54.2%, compared to $12.1 million for the same period in 2006. The operating margin for the quarter ended March 31, 2007, was 3.1% compared to 6.7% for the same period in 2006 as a result of the above items.

Interest expense increased by $0.3 million or 4.4% in the first quarter of 2007 compared to the same period in 2006, primarily due to an increase in the interest rates for our variable term debt as compared to the prior year and an increase in interest expense associated with the increase in our capital lease obligations offset in part by the non utilization of our revolver during the first quarter of 2007.

The benefit for income taxes was $1.9 million for the quarter ended March 31, 2007 compared to a provision for income taxes of $0.6 million for the same period in 2006. The $1.9 million benefit was primarily due to the recognition of a $1.0 million tax benefit arising from the identification of previously unrecognized deferred tax assets and a change in our expected effective tax rate. In the comparable prior year period, our effective tax rate was lower as a result of recognizing approximately $2.3 million of the tax benefits resulting from the release of our valuation allowance.

For the quarter ended March 31, 2007, our net loss was $0.1 million, compared to net income of $4.5 million for the same period last year.

Liquidity and Capital Resources

The following summarizes our cash flows for the three months ended March 31, 2007 and 2006 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements (in thousands):

	Three months ended March 31,
	2007	2006
Net cash used in operating activities	$(540)	$(3,468)
Net cash used in investing activities	(1,718)	(4,090)
Net cash (used in) provided by financing activities	(524)	7,923
Effect of exchange rate changes on cash	15	(1)

Net (decrease) increase in cash	(2,767)	364
Cash and cash equivalents at beginning of year	6,841	1,636

Cash and cash equivalents at end of period	$4,074	$2,000

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Our revolving credit agreement terminates in November 2008. Our primary cash needs consist of capital expenditures and debt service including our variable term loan due in 2009, our 9% Senior Subordinated Notes due 2010 (“9% Senior Subordinated Notes”) and our Senior Floating Rate Notes due 2012 (“Senior Floating Rate Notes”). We incur capital expenditures for the purpose of purchasing tractors and trailers to meet our strategic needs during the year, and maintaining and improving our infrastructure. We plan to reduce our capital expenditures by entering into operating leases which will result in increased operating expenses in future periods. During the first quarter of 2007, we reduced our capital expenditures required for our tractor and trailer acquisitions by entering into operating leases which will result in increased operating expenses in future periods. We plan to continue to enter into operating leases to reduce capital expenditures in 2007.

Net cash used in operating activities was $0.5 million for the three-month period ended March 31, 2007 compared to $3.5 million for the comparable 2006 period. The $2.9 million change in cash used by operating activities was primarily due to a decrease in accounts payable that was smaller than the prior year period and the utilization of inventory tractors that were classified in “Other Assets” offset in part by decreased profitability and an increase in accounts receivable. In the comparable prior year period, we utilized cash to purchase tractors to be held for resale to new drivers, environmental costs and paid down our accounts payable which included a large accident claim even as we improved our accounts receivable collection efforts.

Cash used in investing activities totaled $1.7 million for the three-month period ended March 31, 2007, compared to $4.1 million used in the comparable 2006 period. The decrease of $2.4 million is because we did not acquire any business assets in 2007. Proceeds from the sale of real property, tractors and trailers decreased by $2.0 million since we sold more trailers and other equipment in 2006 than we did in 2007. We have disposed of most of our unused trailers and don’t expect to realize the same amount of proceeds this year from such items as we did in 2006.

Cash used in financing activities was $0.5 million during the three-month period ended March 31, 2007, compared to net cash provided by financing activities of $7.9 million for the same period in 2006 due primarily to the pay down of our revolver. In the comparable prior year period, we utilized our revolver to fund business acquisitions and capital acquisitions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at March 31, 2007 over the periods we expect them to be paid (in thousands):

	Total	Remainder of Fiscal Year 2007	Years 2008 & 2009	Years 2010 & 2011	The Five Years after 2012
Operating leases (1)	$70,873	$10,787	$28,606	$15,809	$15,671
Total indebtedness (2)	275,100	1,050	64,050	125,000	85,000
Capital leases	4,596	822	2,418	1,204	152
Interest on indebtedness (3)	110,276	20,686	53,907	30,989	4,694

Total	$460,845	$33,345	$148,981	$173,002	$105,517

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases.
(2)	Excludes an unamortized original issue discount of $1.2 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of March 31, 2007 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of March 31, 2007 will remain in effect until maturity.

We assumed a $4.4 million long-term liability upon the purchase of a business during 2006 that we expect to pay out over the subsequent eleven years. Our FIN 48 liability is $3.5 million and represents total gross unrecognized tax benefits that may be paid in future periods.

Other Liabilities and Obligations

We have $11.8 million of environmental liabilities, $6.6 million of pension plan obligations and $34.3 million of other long-term insurance claim obligations we expect to pay out over the next four to seven years. We also have $55.1 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of March 31, 2007 for our insurance administrator totaled $47.1 million. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letters of credit.

Long-term Debt

Our principal debt sources at March 31, 2007, comprise $125 million principal amount of 9% Senior Subordinated Notes, $85 million principal amount of Senior Floating Rate Notes, a credit agreement consisting of a delayed draw term loan, a $75 million revolver and a $20 million pre-funded letter of credit facility, all of which were issued or entered into by QD LLC and QD Capital.

Senior Floating Rate Notes

The $85 million in Senior Floating Rate Notes were issued by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries. The Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The interest rate on the Senior Floating Rate Notes at March 31, 2007 and 2006 was 9.9% and 9.1%, respectively.

We incurred $2.4 million in debt issuance costs relating to the Senior Floating Rate Notes. We are amortizing these costs over the term of the notes. The balance of the debt issuance costs as of March 31, 2007 was $1.7 million.

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

Term Loan

The term loan bears interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustment based upon the achievement of certain financial ratios. The principal payments are payable quarterly on March 15, June 15, September 15 and December 15. The term loan matures on November 12, 2009. The principal payments are payable quarterly on March 15, June 15, September 15 and December 15. The term loan matures on November 12, 2009. The interest rate on the term loan at March 31, 2007 and 2006 was 8.3% and 7.8%, respectively.

We incurred $2.3 million in debt-issuance costs relating to the term loan. We are amortizing these costs over the term of the term loan to interest expense using the effective-interest method. The balance of these debt issuance costs as of March 31, 2007 was $0.9 million.

Revolving Credit Facility

The revolver facility comprises a $75.0 million revolver that is available until November 12, 2008 and a $20 million pre-funded letter of credit facility that is available until November 12, 2009. The revolver can be used for working capital and general corporate purposes, including permitted acquisitions and additional letters of credit. At March 31, 2007, we had $39.9 million available under the revolver and $55.1 million in outstanding letters of credit.

Interest on the revolver is, at our option, (a) 2.50% in excess of the Base Rate provided in the credit agreement, or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolver at March 31, 2007 and 2006 was 10.75% and 8.5%, respectively.

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

We incurred $1.5 million in debt-issuance costs relating to the revolver. We are amortizing these costs over the term of the revolver. The balance of the debt-issuance costs as of March 31, 2007 was $0.7 million.

9% Senior Subordinated Notes

The 9% Senior Subordinated Notes are unsecured obligations, due 2010, issued by QD LLC and QD Capital and guaranteed on a senior subordinated basis by QDI and domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The Senior Subordinated Notes pay interest semi-annually on May 15, and November 15.

We incurred $5.5 million in debt-issuance costs relating to the 9% Senior Subordinated Notes. We are amortizing these costs over the term of the 9% Senior Subordinated Notes. The balance of the debt issuance costs as of March 31, 2007 was $2.8 million.

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

The credit agreement contains restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions, redeemable common stock, and preferred stock issuance, capital expenditures, and the payment of dividends. The credit agreement includes one financial covenant, the ratio of Senior Secured Debt (as defined) to Consolidated EBITDA (as defined), which must be maintained. As of March 31, 2007, we were in compliance with all debt covenants.

Debt Retirement

The following is a schedule of our indebtedness at March 31, 2007 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2007	2008	2009	2010	2011	The Five Years after 2012	Total
Variable term loan due 2009	$1,050	$1,400	$62,650	$—	$—	$—	$65,100
Capital lease obligations	822	1,152	1,266	926	278	152	4,596
9% Senior Subordinated Notes, due 2010	—	—	—	125,000	—	—	125,000
Senior Floating Rate Notes, due 2012	—	—	—	—	—	85,000	85,000

Total	$1,872	$2,552	$63,916	$125,926	$278	$85,152	$279,696

The above table does not include the remaining unamortized original issue discount of $1.2 million relating to the Senior Floating Rate Notes.

QD LLC, has the ability to incur additional debt, subject to limitations imposed by the credit facility and the indentures governing the 9% Senior Subordinated Notes and the Senior Floating Rate Notes. Under the indentures governing the notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.00 to 1.0 or less. As of March 31, 2007, we were in compliance with this covenant.

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

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report along with other documents that are publicly disseminated by us contain or might contain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report and in any subsequent filings made by us with the SEC, other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future, are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “projects”, “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors in our Annual Report on Form 10-K for the year ended December 31, 2006, included under Item 1A “Risk Factors” as well as of this Quarterly Report on Form 10-Q. These factors include:

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

•	competitive rate fluctuations,

•	the availability and cost of diesel fuel,

•	adverse weather conditions,

•	loss of qualified personnel, which could limit our growth and negatively affect operations,

•	our dependence on affiliates and owner-operators and our ability to attract and retain owner-operators, affiliates and Company drivers,

•	changes in, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry,

•	increased unionization, which could increase our operating costs or constrain operating flexibility,

•	our obligations under both historical and future environmental regulations and the increasing costs of environmental compliance,

•	our substantial leverage and restrictions contained in our debt agreements, including our credit facility and our indentures, and interest rate fluctuations in our floating rate indebtness,

•	the loss of one or more significant customers,

•	the cost of complying with existing and future anti-terrorism security measures enacted by federal, state and municipal authorities,

•	changes in senior management,

•	our ability to successfully integrate acquired businesses,

•	our ability to achieve anticipated operating results in fiscal 2007, and

•	interests of Apollo Management, our largest shareholder, which may conflict with your interests.

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

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the quarter ended March 31, 2007, we did not hold derivative instruments or engage in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under QD LLC’s credit facility. The term loan bears interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustment based upon the achievement of certain financial ratios. Interest rates for the revolver are based, at QD LLC’s option, on either the administrative agent’s base rate plus 2.50% or upon the Eurodollar rate plus 3.50% and interest rates for the term loan are based, at QD LLC’s option, upon the administrative agent’s base rate plus 2.0% or upon the Eurodollar rate plus 3.0%, in each case subject to reductions in the applicable margins for the revolver and term loan only if we reduce our total consolidated leverage below certain levels. The base rate for the revolver is equal to the higher of the prime rate or the federal funds overnight rate plus 0.5%. The base rate for our Senior Floating Rate Notes is LIBOR plus 4.50%.

(in thousands)	Balance at March 31, 2007	Interest Rate at March 31, 2007	Effect of 1% Change
Revolver	$—	10.7%	$—
Term Loan	65,100	8.3%	651
Senior Floating Rate Notes	85,000	9.9%	850

Total	$150,100		$1,501

At March 31, 2007, a 1% point increase in the current per annum interest rate for each would result in $1.5 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of March 31, 2007. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 7.3% of our consolidated revenue for the three months ended March 31, 2007 and 6.7% of our consolidated revenue for the three months ended March 31, 2006. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the three months ended March 31, 2007 were positively impacted by a $0.4 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first three months of 2007 related to changes in the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by less than $0.1 million for the three months ended March 31, 2007, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at March 31, 2007, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. In the three months ended March 31, 2007, a majority of fuel price fluctuations were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of March 31, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

Other than reported in “Item 3—Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2006, "Note 17. Commitments and Contingencies" to our audited consolidated financial statements contained in such Form 10-K and “Note 8. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A — Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 included under Item 1A “Risk Factors”. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

ITEM 3 — Defaults Upon Senior Securities

None

ITEM 4 — S ubmission of Matters to a Vote of Security Holders

None

ITEM 5 — Other Information

None

ITEM 6 — Exhi bits

Exhibit No.	Description
10.1	Modification to Robert J. Millstone Employment Agreement *

10.2	Employment Agreement with Jonathan C. Gold

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed with Form 8-K on March 29, 2007

SI GNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

May 9, 2007	/s/ Gerald L. Detter
GERALD L. DETTER,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

May 9, 2007	/s/ Timothy B. Page
TIMOTHY B. PAGE, SENIOR VICE
PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)