Form 10-Q
period 2007-06-30
QUALITY DISTRIBUTION INC
filed 2007-08-09
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-24180

Quality Distribution, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3239073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4041 Park Oaks Boulevard, Suite 200, Tampa, FL	33610
(Address of Principal Executive Offices)	(Zip Code)

813-630-5826

(Registrant’s telephone number, including area code)

3802 Corporex Park Drive, Tampa, FL 33619

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

As of August 1, 2007, the registrant had 19,344,537 outstanding shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited — in 000’s, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Transportation	$151,683	$149,317	$293,756	$291,626
Other service revenue	19,065	17,237	36,033	35,207
Fuel surcharge	23,884	23,724	42,938	42,195

Total operating revenues	194,632	190,278	372,727	369,028

OPERATING EXPENSES:
Purchased transportation	123,427	129,809	239,374	251,390
Compensation	20,587	18,393	40,256	36,274
Fuel, supplies and maintenance	19,375	12,796	35,549	23,739
Depreciation and amortization	4,183	3,851	8,230	7,788
Selling and administrative	7,406	5,486	13,872	10,751
Insurance claims	4,444	4,044	11,082	7,928
Taxes and licenses	843	855	1,624	1,645
Communication and utilities	2,497	2,307	5,129	4,855
(Gain) loss on disposal of property and equipment	(10)	(66)	199	(223)

Total operating expenses	182,752	177,475	355,315	344,147

Operating income	11,880	12,803	17,412	24,881
Interest expense	(8,075)	(7,913)	(15,752)	(15,265)
Interest income	176	892	375	1,110
Other income	396	219	359	357

Income before income taxes	4,377	6,001	2,394	11,083
Provision for income taxes	2,135	467	247	1,069

Net income	$2,242	$5,534	$2,147	$10,014

PER SHARE DATA:
Net income per common share
Basic	$0.12	$0.29	$0.11	$0.53

Diluted	$0.12	$0.28	$0.11	$0.51

Weighted average number of shares
Basic	19,354	18,895	19,351	18,929

Diluted	19,480	19,734	19,478	19,616

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In 000’s)

Unaudited

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,878	$6,841
Accounts receivable, net	95,356	85,482
Prepaid expenses	7,881	6,101
Prepaid tires	7,488	7,517
Deferred tax asset, net	18,320	18,320
Other	5,922	9,214

Total current assets	137,845	133,475
Property and equipment, net	115,754	116,964
Assets held-for-sale	367	381
Goodwill	140,404	138,980
Intangibles, net	1,370	635
Non-current deferred tax asset, net	20,740	19,578
Other assets	8,925	11,249

Total assets	$425,405	$421,262

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of indebtedness	$1,400	$1,400
Current maturities of capital lease obligations	1,264	1,178
Accounts payable	13,382	13,957
Affiliates and independent owner-operators payable	14,927	11,025
Accrued expenses	21,585	21,197
Environmental liabilities	7,021	5,995
Accrued loss and damage claims	9,468	11,533

Total current liabilities	69,047	66,285

Long-term indebtedness, less current maturities	272,747	272,826
Capital lease obligations, less current maturities	4,044	3,718
Environmental liabilities	4,337	5,831
Accrued loss and damage claims	18,232	20,633
Other non-current liabilities	16,685	14,249
Deferred tax liability	787	724

Total liabilities	385,879	384,266

Commitments and contingencies - Note 8
Minority interest in subsidiary	1,833	1,833

SHAREHOLDERS’ EQUITY
Common stock, no par value; 29,000 shares authorized; 19,337 issued at June 30, 2007 and 19,210 issued at December 31, 2006	360,862	359,995
Treasury stock, 155 and 172 shares at June 30, 2007 and December 31, 2006	(1,494)	(1,527)
Accumulated deficit	(113,047)	(114,866)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(18,699)	(18,531)
Stock purchase warrants	—	21
Stock subscriptions receivable	(340)	(340)

Total shareholders’ equity	37,693	35,163

Total liabilities, minority interest and shareholders’ equity	$425,405	$421,262

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity/(Deficit)

For the Six Months Ended June 30, 2007 and 2006

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Unearned Compensation Restricted Stock	Stock Subscription Receivables	Total Shareholders’ Equity/(Deficit)
Balance, December 31, 2005	19,123	93	$359,772	$(1,042)	$(168,710)	$(189,589)	$(19,079)	$54	$(1,975)	$(1,541)	$(22,110)
Net income	—	—	—	—	10,014	—	—	—	—	—	10,014
Reclass of unearned compensation restricted stock	—	—	(1,975)	—	—	—	—	—	1,975	—	—
Issuance of restricted stock	—	(21)	—	319	(319)	—	—	—	—	—	—
Issuance of stock units	—	—	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	186	—	—	—	—	—	—	—	186
Amortization of stock units	—	—	727	—	—	—	—	—	—	—	727
Amortization of non-employee options	—	—	63	—	—	—	—	—	—	—	63
Amortization of stock options	—	—	497	—	—	—	—	—	—	—	497
Stock warrant exercise	27	—	11	—	—	—	—	(11)	—	—	—
Stock option exercise	12	—	101	—	—	—	—	—	—	1,200	101
Acquisition of treasury stock	—	129	—	(1,890)	—	—	—	—	—	—	(690)
Translation adjustment, net of a tax provision of nil	—	—	—	—	—	—	(84)	—	—	—	(84)

Balance, June 30, 2006	19,162	201	$359,382	$(2,613)	$(159,015)	$(189,589)	$(19,163)	$43	$—	$(341)	$(11,296)

Balance, December 31, 2006	19,210	172	$359,995	$(1,527)	$(114,866)	$(189,589)	$(18,531)	$21	$—	$(340)	$35,163
Net income	—	—	—	—	2,147	—	—	—	—	—	2,147
Issuance of restricted stock	40	(11)	(25)	25	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	2	11	(11)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	125	—	—	—	—	—	—	—	125
Amortization of stock units	—	—	14	—	—	—	—	—	—	—	14
Amortization of non-employee options	—	—	63	—	—	—	—	—	—	—	63
Amortization of stock options	—	—	606	—	—	—	—	—	—	—	606
Stock warrant exercise	79	—	21	—	—	—	—	(21)	—	—	—
Stock option exercise	8	(8)	52	19	—	—	—	—	—	—	71
FIN 48 adjustment	—	—	—	—	(328)	—	—	—	—	—	(328)
Amortization of prior service costs, net of a tax provision of nil	—	—	—	—	—	—	47	—	—	—	47
Translation adjustment, net of a tax provision of nil	—	—	—	—	—	—	(215)	—	—	—	(215)

Balance, June 30, 2007	19,337	155	$360,862	$(1,494)	$(113,047)	$(189,589)	$(18,699)	$—	$—	$(340)	$37,693

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited — In 000’s)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,147	$10,014
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	8,230	7,788
Bad debt expense (recoveries)	441	(236)
Foreign currency transaction gain	(247)	(178)
Loss (gain) on disposal of property and equipment	199	(223)
Interest income on repayment of stock subscription	—	(690)
Stock based compensation	807	1,473
Amortization of deferred financing costs	899	901
Amortization of bond discount	121	122
Minority dividends	72	72
Deferred taxes	(193)	—
Changes in assets and liabilities:
Accounts and other receivables	(10,315)	1,355
Prepaid expenses	(1,650)	(159)
Prepaid tires	(106)	(465)
Other assets	51	(4,921)
Accounts payable	709	(11,266)
Accrued expenses	389	(841)
Environmental liabilities	(468)	(3,616)
Accrued loss and damage claims	(4,466)	150
Affiliates and independent owner-operators payable	3,902	2,751
Other liabilities	733	180

Net cash provided by operating activities	1,275	2,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,415)	(8,095)
Acquisition of businesses and assets	(3,032)	(4,630)
Proceeds from sales of property and equipment	4,243	3,330

Net cash used in investing activities	(3,204)	(9,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(700)	(700)
Principal payments on capital lease obligations	(603)	(57)
Proceeds from revolver	26,800	113,900
Payments on revolver	(26,300)	(115,100)
Change in book overdraft	(1,284)	9,402
Minority dividends	(72)	(72)
Other stock transactions	72	101

Net cash (used in) provided by financing activities	(2,087)	7,474

Effect of exchange rate changes on cash	(26)	70

Net (decrease) increase in cash and cash equivalents	(3,963)	360
Cash and cash equivalents, beginning of period	6,841	1,636

Cash and cash equivalents, end of period	$2,878	$1,996

Supplemental disclosures of non-cashflow information:
Original capital lease obligations	$1,015	$181
Note issued to seller for purchase of business assets	1,453	—
Deferred tax adjustment	972	—
Transfer of tractors from other assets to fixed assets	2,089	—

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

Our accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2006, including the consolidated financial statements and accompanying notes. Certain prior-period amounts have been reclassified to conform to the current year’s presentation.

Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Acquisition of Business Assets

During 2007, we acquired, for $2.4 million, the business of a leading tank wash operation with annual revenues of approximately $12 million, and facilities located in Carteret, New Jersey; Bensalem, Pennsylvania; Houston, Texas and Chicago, Illinois. The aggregate purchase price was allocated as follows: $0.5 million to fixed assets and parts, $1.5 million to goodwill, and $0.4 million to other intangible assets such as non-compete agreements and customer lists.

During 2007, we also purchased the business of two affiliates for $2.1 million in the aggregate, of which, we allocated $0.7 million to fixed assets and parts, $0.9 million to goodwill, and $0.5 million to other intangible assets such as non-compete agreements.

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

We perform our impairment test annually during the second quarter with a measurement date of June 30th. Projections for future cash flows were based on our recent operating trends which projected an average growth rate for revenue of approximately 5.2% over 5 years. EBITDA multiples were derived from other comparable publicly traded companies. The discount rate used to discount cash flows was based on our weighted average cost of capital of approximately 12.1%. No impairment was determined to have occurred as of June 30, 2007, since the calculated fair value exceeded the carrying amount. The factors used in deriving the estimate of the fair value included improving economic conditions, increasing revenues and operating income.

Our goodwill assets as of June 30, 2007 and December 31, 2006, were $140.4 million and $139.0 million, respectively. We reclassified $1.0 million of goodwill to deferred taxes in the first quarter of 2007 as a result of the FIN 48 analysis. Additional goodwill of $2.4 million resulted from the three businesses acquired in fiscal year 2007.

Intangible Assets

Net intangible assets consist of $1.4 million of non-compete agreements with remaining lives of 4 to 5 years, and customer lists and customer contracts acquired from a competitor with remaining lives of 2 to 5 years. Accumulated amortization of the remaining intangible assets was $0.2 million and $0.3 million at June 30, 2007 and December 31, 2006, respectively. The gross amount of intangible assets at June 30, 2007 and December 31, 2006 was $1.6 million and $1.0 million, respectively. We also added $0.8 million of intangibles resulting from the acquisition of three businesses in fiscal year 2007.

Amortization expense for the six months ended June 30, 2007 and 2006 was $0.1 million and less than $0.1 million, respectively. Remaining intangible assets will be amortized to expense as follows (in thousands):

2007 - remaining	$174
2008	322
2009	282
2010	282
2011 and after	310

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

2. Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$2,242	$5,534	$2,147	$10,014
Other comprehensive income (loss):
Amortization of prior service costs	47	—	47	—
Foreign currency translation adjustments	(211)	(158)	(215)	(84)

Comprehensive income	$2,078	$5,376	$1,979	$9,930

3. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows (in thousands except per share amounts):

	Three months ended
	June 30, 2007			June 30, 2006
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic earnings available to common shareholders:
Net income	$2,242	19,354	$0.12	$5,534	18,895	$0.29

Effect of dilutive securities:
Stock options		85			399
Unvested restricted stock		39			64
Stock units		2			225
Stock warrants		—			151

Diluted earnings available to common shareholders:
Net income	$2,242	19,480	$0.12	$5,534	19,734	$0.28

	Six months ended
	June 30, 2007			June 30, 2006
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic earnings available to common shareholders:
Net income	$2,147	19,351	$0.11	$10,014	18,929	$0.53

Effect of dilutive securities:
Stock options		86			268
Unvested restricted stock		39			59
Stock units		2			214
Stock warrants		—			146

Diluted earnings available to common shareholders:
Net income	$2,147	19,478	$0.11	$10,014	19,616	$0.51

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The effect of our stock options, restricted stock, stock units and stock warrants, which represent the shares shown in the table above are included in the computation of diluted earnings per share for the three and six months ended June 30, 2007 and 2006, respectively.

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock options	1,740	1,168	1,736	1,566
Unvested restricted stock	34	—	27	—
Stock units	3	—	3	—

4. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares, and stock units may be granted to employees, non-employee directors, consultants and advisors. As of June 30, 2007, we have three stock-based compensation plans. There is also an agreement relating to stock units which applies solely to Mr. Gerald L. Detter, Chairman.

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

The fair value of options granted during the first six months of 2007 and 2006 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2007, expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following assumptions:

	2007	2006
Risk free rate	4.65%	4.50%
Expected life	5 years	4 years
Volatility	68.5%	71.2%
Expected dividend	nil	nil

Due to the issuance of stock options representing 200,000 shares to an executive who joined us in November 2004, we recognized approximately $63,000 of compensation expense for the six months ended June 30, 2007 and will recognize approximately $0.2 million of compensation expense over the next 17 months.

We issued options for 240,950 shares to various employees with an exercise price of $13.06 on January 3, 2007. The total compensation expense that will be recognized over four years for these options (net of estimated shares forfeited) is approximately $1.8 million. We issued options for 20,000 shares to an officer with an exercise price of $8.65 on March 30, 2007. The exercise price of the options was based on the fair market value of our stock at the date of the grant. The total compensation expense that will be recognized over four years for these options (net of estimated shares forfeited) is approximately $0.1 million. We also issued 11,485 shares of restricted stock in January 2007 to certain directors as part of their annual compensation package and 40,000 shares of restricted stock in June 2007 to our newly appointed Chief Executive Officer. We will recognize approximately $0.5 million as compensation expense over four years for all of these restricted shares (net of estimated shares forfeited).

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The following table summarizes stock based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock options	$339	$290	$668	$560
Restricted stock, net	60	92	125	186
Stock units	7	366	14	727

	$406	$748	$807	$1,473

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of June 30, 2007 (in thousands):

	In $	Remaining years
Stock options	$4,087	2.8
Restricted stock, net	717	3.2
Stock units	49	2.6

	$4,853

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. Options representing 8,500 shares were exercised during the three months ended June 30, 2007. We recognize compensation expense for restricted stock based on Financial Interpretation Number 28.

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

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$64	$64	$128	$128
Interest cost	670	675	1,340	1,350
Amortization of prior service cost	24	24	47	47
Amortization of loss	104	148	208	296
Expected return on plan assets	(822)	(769)	(1,642)	(1,537)

Net periodic pension cost	40	142	81	284

We have contributed $0.5 million to our pension plans during the six months ended June 30, 2007, and are not required to make any additional contributions for the remainder of 2007.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

6. Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30, 2007
	U. S.	International	Consolidated
Total operating revenues	$180,073	$14,559	$194,632

Operating income	10,038	1,842	11,880

	Three Months Ended June 30, 2006
	U. S.	International	Consolidated

Total operating revenues	$177,031	$13,247	$190,278

Operating income	10,761	2,042	12,803

	Six Months Ended June 30, 2007
	U. S.	International	Consolidated
Total operating revenues	$345,211	$27,516	$372,727

Operating income	13,702	3,710	17,412

	As of June 30, 2007
Identifiable assets (1)	109,808	7,683	117,491

	Six Months Ended June 30, 2006
	U. S.	International	Consolidated

Total operating revenues	$343,761	$25,267	$369,028

Operating income	21,145	3,736	24,881

	As of December 31, 2006
Identifiable assets (1)	109,530	8,450	117,980

(1)	Includes property and equipment, assets held-for-sale and intangible assets.

7. Income Taxes

We adopted FASB Interpretation 48, “Accounting for Uncertain Income Tax Positions” (“FIN 48”), at the beginning of fiscal year 2007. As a result of the implementation, we recognized an increase to reserves for uncertain tax positions of $0.3 million. The increase to the reserve was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

At January 1, 2007, we had approximately $3.5 million of total gross unrecognized tax benefits. Of this total, $2.5 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in any future periods. Included in the balance of gross unrecognized tax benefits at January 1, 2007, is $0.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits due to expiring statutes.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $1.1 million (net of federal tax benefit) accrued for interest and $0.4 million accrued for penalties at January 1, 2007. There have been no material changes in the amount of our unrecognized tax benefits or interest and penalties related to uncertain tax positions since we adopted FIN 48.

We are subject to the income tax jurisdiction of the U.S., Canada, and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2003, to international examinations for years before 2001 and with few exceptions, to state exams before 2002.

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

The effective tax rates for the three months ended June 30, 2007 and 2006 were approximately 48.8% and 7.8%, respectively. The effective tax rates for the six months ended June 30, 2007 and 2006 were approximately 10.3% and 9.7%, respectively. The lower effective tax rate for both the three month and six month 2006 period was because of the realization of part of the valuation allowance on the net operating loss estimated to be utilized against 2006 taxable income. Additionally, the income tax expense for the six months ended June 30, 2007 includes the recognition in the first quarter of 2007 of a previously unrecognized $1.0 million deferred tax asset described in the above paragraph. We expect our effective annual income tax rate for the year ended December 31, 2007 to range from approximately 36% to 39%.

8. Commitments and Contingencies

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of June 30, 2007 and December 31, 2006, we had reserves in the amount of $11.4 million and $11.8 million, respectively, for all environmental matters discussed below.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (“PADEP”) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (“OU1”), treat contaminated groundwater (“OU2”), and perform remediation of contaminated soils (“OU3”) at this former wastewater disposal site. OU1 is complete. PADEP and USEPA have approved an interim remedy, which involves the construction of a treatment facility and discharge locally. We began construction of this facility in November 2006. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (“SVE”). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale operation in May 2004. In 2004, we also discovered buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. This work was completed in early 2005. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We excavated the pond’s soils into three discrete piles and determined the best approach to treat these soil piles. It was determined that most of the soil piles could be treated on site using SVE as originally planned. However, some modifications to the design had to be made in order to treat a limited number of soil piles. The SVE work began in 2006 and is on-going. We have estimated expenditures to be in the range of $2.4 million to $3.4 million.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

9. Subsequent Events

We entered into a Stock Purchase Agreement on August 2, 2007 to acquire (the “Acquisition”) all of the outstanding capital stock of Boasso America Corporation (“Boasso”) for an aggregate purchase price of (i) $57,350,000 in cash less the outstanding long-term indebtedness of Boasso, subject to a working capital adjustment, and (ii) a $2,500,000 promissory note for the benefit of Walter J. Boasso. For its most recent fiscal year ended March 31, 2007, Boasso reported revenues of approximately $71 million. Boasso provides ISO tank container and depot services, with facilities located in Chalmette, Louisiana; Houston, Texas; Charleston, South Carolina; Chicago, Illinois; Detroit, Michigan and Jacksonville, Florida. Consummation of the Acquisition is subject to customary closing conditions, any of which may not be satisfied. This transaction is expected to close in the fourth quarter of 2007.

10. Guarantor Subsidiaries

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital (which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Consolidating balance sheets at June 30, 2007 and December 31, 2006 and consolidating statements of operations for each of the three and six month periods ended June 30, 2007 and June 30, 2006 and the consolidating statements of cash flows for each of the six month periods ended June 30, 2007 and June 30, 2006.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended June 30, 2007

Unaudited — (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$151,683	$—	$—	$151,683
Other service revenue	—	—	18,854	211	—	19,065
Fuel surcharge	—	—	23,884	—	—	23,884

Total operating revenues	—	—	194,421	211	—	194,632

Operating expenses:
Purchased transportation	—	—	123,427	—	—	123,427
Compensation	—	—	20,606	(19)	—	20,587
Fuel, supplies and maintenance	—	—	19,375	—	—	19,375
Depreciation and amortization	—	—	4,013	170	—	4,183
Selling and administrative	—	—	7,372	34	—	7,406
Insurance claims	—	—	4,467	(23)	—	4,444
Taxes and Licenses	—	—	843	—	—	843
Communication and utilities	—	—	2,497	—	—	2,497
(Gain)/loss on disposal of property and equipment	—	—	(33)	23	—	(10)

Operating income	—	—	11,854	26	—	11,880

Interest expense	—	(7,480)	(714)	—	119	(8,075)
Interest income	(9)	—	167	137	(119)	176
Other income (expense)	(7)	—	175	228	—	396

Income (loss) before taxes	(16)	(7,480)	11,482	391	—	4,377
Income tax provision	—	—	2,078	57	—	2,135
Equity in (loss) earnings of subsidiaries	2,258	9,738	—	—	(11,996)	—

Net (loss) income	$2,242	$2,258	$9,404	$334	$(11,996)	$2,242

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended June 30, 2006

Unaudited — (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$149,317	$—	$—	$149,317
Other service revenue	—	—	16,977	260	—	17,237
Fuel surcharge	—	—	23,724	—	—	23,724

Total operating revenues	—	—	190,018	260	—	190,278

Operating expenses:
Purchased transportation	—	—	129,809	—	—	129,809
Compensation	—	—	18,393	—	—	18,393
Fuel, supplies and maintenance	—	—	12,791	5	—	12,796
Depreciation and amortization	—	—	3,697	154	—	3,851
Selling and administrative	—	—	5,420	66	—	5,486
Insurance claims	—	—	4,044	—	—	4,044
Taxes and Licenses	—	—	854	1	—	855
Communication and utilities	—	—	2,307	—	—	2,307
Gain on disposal of property and equipment	—	—	(66)	—	—	(66)

Operating income	—	—	12,769	34	—	12,803

Interest expense	—	(7,844)	(182)	—	113	(7,913)
Interest income	739	—	142	124	(113)	892
Other income (expense)	—	—	132	87	—	219

Income (loss) before taxes	739	(7,844)	12,861	245	—	6,001
Income tax provision (benefit)	—	(785)	1,186	66	—	467
Equity in earnings (loss) of subsidiaries	4,795	11,854	—	—	(16,649)	—

Net income (loss)	$5,534	$4,795	$11,675	$179	$(16,649)	$5,534

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Six Months Ended June 30, 2007

Unaudited — (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$293,756	$—	$—	$293,756
Other service revenue	—	—	35,590	443	—	36,033
Fuel surcharge	—	—	42,938	—	—	42,938

Total operating revenues	—	—	372,284	443	—	372,727

Operating expenses:
Purchased transportation	—	—	239,374	—	—	239,374
Compensation	—	—	40,275	(19)	—	40,256
Fuel, supplies and maintenance	—	—	35,549	—	—	35,549
Depreciation and amortization	—	—	7,887	343	—	8,230
Selling and administrative	—	—	13,801	71	—	13,872
Insurance claims	—	—	11,094	(12)	—	11,082
Taxes and Licenses	—	—	1,624	—	—	1,624
Communication and utilities	—	—	5,129	—	—	5,129
Loss on disposal of property and equipment	—	—	176	23	—	199

Operating income	—	—	17,375	37	—	17,412

Interest expense	—	(14,835)	(1,155)	—	238	(15,752)
Interest income	(4)	—	345	272	(238)	375
Other income (expense)	(7)	—	146	220	—	359

Income (loss) before taxes	(11)	(14,835)	16,711	529	—	2,394
Income tax provision (benefit)	(1,007)	—	1,137	117	—	247
Equity in (loss) earnings of subsidiaries	1,151	15,986	—	—	(17,137)	—

Net (loss) income	$2,147	$1,151	$15,574	$412	$(17,137)	$2,147

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Six Months Ended June 30, 2006

Unaudited — (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$291,626	$—	$—	$291,626
Other service revenue	—	—	34,669	538	—	35,207
Fuel surcharge	—	—	42,195	—	—	42,195

Total operating revenues	—	—	368,490	538	—	369,028

Operating expenses:
Purchased transportation	—	—	251,390	—	—	251,390
Compensation	—	—	36,274	—	—	36,274
Fuel, supplies and maintenance	—	—	23,722	17	—	23,739
Depreciation and amortization	—	—	7,460	328	—	7,788
Selling and administrative	—	—	10,577	174	—	10,751
Insurance claims	—	—	7,928	—	—	7,928
Taxes and Licenses	—	—	1,644	1	—	1,645
Communication and utilities	—	—	4,855	—	—	4,855
Gain on disposal of property and equipment	—	—	(223)	—	—	(223)

Operating income	—	—	24,863	18	—	24,881

Interest expense	—	(15,081)	(406)	—	222	(15,265)
Interest income	739	—	346	247	(222)	1,110
Other income (expense)	—	—	270	87	—	357

Income (loss) before taxes	739	(15,081)	25,073	352	—	11,083
Income tax provision (benefit)	—	(1,400)	2,407	62	—	1,069
Equity in earnings (loss) of subsidiaries	9,275	22,956	—	—	(32,231)	—

Net income (loss)	$10,014	$9,275	$22,666	$290	$(32,231)	$10,014

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Balance Sheet

June 30, 2007

Unaudited — (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$942	$1,936	$—	$2,878
Accounts receivable, net	55	—	95,121	180	—	95,356
Prepaid expenses	—	33	7,848	—	—	7,881
Prepaid tires	—	—	7,446	42	—	7,488
Deferred tax asset	—	—	18,320	—	—	18,320
Other	5	—	5,904	13	—	5,922

Total current assets	60	33	135,581	2,171	—	137,845

Property and equipment, net	—	—	115,113	641	—	115,754
Assets held-for-sale	—	—	367	—	—	367
Goodwill	—	—	140,404	—	—	140,404
Intangibles, net	—	—	1,370	—	—	1,370
Investment in subsidiaries	33,565	610,871	—	—	(644,436)	—
Non-current deferred tax asset	1,007	—	19,733	—	—	20,740
Other assets	—	5,751	3,174	—	—	8,925

Total assets	$34,632	$616,655	$415,742	$2,812	$(644,436)	$425,405

LIABILITIES, MINORITY INTEREST, SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Current maturities of capital leases	—	—	1,264	—	—	1,264
Accounts payable	—	—	13,382	—	—	13,382
Intercompany	(3,063)	305,320	(297,606)	(4,651)	—	—
Affiliates and independent owner-operators payable	—	—	14,927	—	—	14,927
Accrued expenses	2	3,623	17,959	1	—	21,585
Environmental liabilities	—	—	7,021	—	—	7,021
Accrued loss and damage claims	—	—	9,468	—	—	9,468

Total current liabilities	(3,061)	310,343	(233,585)	(4,650)	—	69,047

Long-term indebtedness, less current maturities	—	272,747	—	—	—	272,747
Long-term capital leases, less current maturities	—	—	4,044	—	—	4,044
Environmental liabilities	—	—	4,337	—	—	4,337
Accrued loss and damage claims	—	—	18,232	—	—	18,232
Other non-current liabilities	—	—	16,116	569	—	16,685
Deferred tax liability	—	—	—	787	—	787

Total liabilities	(3,061)	583,090	(190,856)	(3,294)	—	385,879

Minority interest in subsidiary	—	—	1,833	—	—	1,833

Shareholders' equity (deficit):
Common stock	360,862	354,963	437,796	7,629	(800,388)	360,862
Treasury stock	(1,494)	—	—	—	—	(1,494)
(Accumulated deficit)/retained earnings	(113,047)	(113,110)	185,222	(1,022)	(71,090)	(113,047)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(18,699)	(18,699)	(18,253)	(446)	37,398	(18,699)
Stock purchase warrants	—	—	—	—	—	—
Stock subscription receivable	(340)	—	—	—	—	(340)

Total shareholders' equity (deficit)	37,693	33,565	604,765	6,106	(644,436)	37,693

Total liabilities, minority interest and shareholders' equity (deficit)	$34,632	$616,655	$415,742	$2,812	$(644,436)	$425,405

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Balance Sheet

December 31, 2006

Unaudited — (In 000’s)

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2007

Unaudited — (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,147	$1,151	$15,574	$412	$(17,137)	$2,147
Adjustments for non-cash charges	(2,147)	(14,916)	10,136	119	17,137	10,329
Net changes in assets and liabilities	—	(14)	(11,308)	121	—	(11,201)
Intercompany activity	(72)	13,779	(13,405)	(302)	—	—

Net cash provided by (used in) operating activities	(72)	—	997	350	—	1,275

Cash flows from investing activities:
Capital expenditures	—	—	(4,395)	(20)	—	(4,415)
Acquisition of businesses and assets	—	—	(3,032)	—	—	(3,032)
Proceeds from sales of property and equipment	—	—	4,141	102	—	4,243
Other	—	—	—	—	—	—

Net cash (used in) investing activities	—	—	(3,286)	82	—	(3,204)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments of long-term debt	—	(700)	—	—	—	(700)
Principal payments of capital lease obligations	—	—	(603)	—	—	(603)
Proceeds from revolver	—	26,800	—	—	—	26,800
Payments on revolver	—	(26,300)	—	—	—	(26,300)
Deferred financing fees	—	—	—	—	—	—
Other	72	—	(1,356)	—	—	(1,284)
Intercompany activity	—	200	(200)	—	—	—

Net cash used in financing activities	72	—	(2,159)	—	—	(2,087)
Effect of exchange rate changes on cash	—	—	4	49	—	53
Net increase (decrease) in cash and cash equivalents	—	—	(4,444)	481	—	(3,963)

Cash and cash equivalents, beginning of period	—	—	5,386	1,455	—	6,841

Cash and cash equivalents, end of period	$—	$—	$942	$1,936	$—	$2,878

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows Six Months Ended June 30, 2006 Unaudited — (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$10,014	$9,275	$22,666	$290	$(32,231)	$10,014
Adjustments for non-cash charges	(10,014)	(21,884)	8,368	328	32,231	9,029
Net Changes in assets and liabilities	—	(1,252)	(11,807)	(3,773)	—	(16,832)

Intercompany activity	—	13,861	(17,330)	3,469	—	—

Net cash provided by (used in) operating activities	—	—	1,897	314	—	2,211
Cash flows from investing activities:
Capital expenditures	—	—	(8,095)	—	—	(8,095)
Acquisition of business assets			(4,630)			(4,630)
Proceeds from sales of property and equipment	—	—	3,330	—	—	3,330
Other	—	—	—	—	—	—

Net cash used in investing activities	—	—	(9,395)	—	—	(9,395)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments of long-term debt	—	(700)	—	—	—	(700)
Principal payments capital lease obligations	—	—	(57)	—	—	(57)
Proceeds from revolver	—	113,900	—	—	—	113,900
Payments on revolver	—	(115,100)	—	—	—	(115,100)
Deferred financing fees	—	—	—	—	—	—
Other	—	—	9,431	—	—	9,431
Intercompany activity	—	1,900	(1,900)	—	—	—

Net cash provided by financing activities	—	—	7,474	—	—	7,474

Net increase in cash and cash equivalents	—	—	(24)	314	—	290
Effect of exchange rate changes on cash	—	—	93	(23)	—	70
Cash, beginning of period	—	—	607	1,029	—	1,636

Cash, end of period	$—	$—	$676	$1,320	$—	$1,996

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

Overview

We operate the largest dedicated bulk tank truck network in North America based on revenues as reported by Bulk Transporter in its 2006 Annual Gross Revenue Report. The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (which includes plastics), gasoline and related fuel products and bulk dry and liquid food-grade products. We primarily transport a broad range of chemical products and provide our customers with tank wash facilities, logistics and other value-added services. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including The Dow Chemical Company, Procter & Gamble Company, E.I. duPont and PPG Industries, and we provide services to most of the top 100 chemical producers with U.S. operations.

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

We believe the most significant factors relevant to our future business growth are the ability to (i) recruit and retain drivers, (ii) add new customers, (iii) obtain additional business from existing customers, (iv) acquire existing transportation related businesses in strategic markets, and (v) continue to leverage our variable cost, asset-light business model. Revenue has been partially driven by pricing increases and we expect pricing increases to continue to positively impact our revenue growth. While a number of our customers operate their own private tank truck fleets and many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource a greater proportion of their logistic needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships and flexible business model, we believe we are well-positioned to benefit from customers seeking consolidation of their shipping relationships and those opting to outsource a greater portion of their logistic needs to third-party tank truck carriers.

During 2007, we acquired the business of a leading tank wash operation with annual revenues of approximately $12 million for $2.4 million. In addition, we have acquired the business of two affiliates for $2.1 million in the aggregate.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

Property and equipment - Property and equipment expenditures, including tractor and trailer rebuilds that extend the useful lives of such equipment, are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets to an estimated salvage value. Annual depreciable lives are 10-25 years for buildings and improvements, 5-7 years for tractors and 15-20 years for trailers, 5-20 years for terminal equipment, 3-7 years for furniture and fixtures, and 3-10 years for other equipment. Tractor and trailer rebuilds, which are recurring in nature and extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 3 to 10 years, based on the type and extent of these rebuilds. Maintenance and repairs are charged directly to expense as incurred. Management estimates the useful lives of these assets based on historical trends and the age of the assets when placed in service, and any changes in the actual lives could result in material changes in the net book value of these assets. Additionally, we estimate the salvage values of these assets based on historical sales of disposals, and any changes in the actual salvage values could also affect the net book value of these assets.

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

Goodwill - Goodwill is reviewed for impairment annually and whenever events or circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events or circumstances indicate possible impairment. We identified three reporting units: transportation operations, insurance operations and foreign operations. We allocated goodwill to the transportation operation as it principally resulted from the acquisition of Chemical Leaman Corporation in 1998. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill. We performed our annual assessment during the second quarter of fiscal year 2007. We used a combination of discounted cash flows and valuation of our capital structure to estimate the fair value. Projections for future cash flows were based on our recent operating trends and projected average growth rate for revenue of approximately 5.2% over 5 years. The discount rate used to discount cash flows was based on our weighted average cost of capital of approximately 12.1%. Even if our revenue projections were to decline by 10%, we would not have an impairment of our goodwill. If actual cash flows turn out to be significantly less than projections, then the impairment analysis could change, possibly resulting in future impairment charges.

Deferred tax asset - We use the liability method of accounting for income taxes as prescribed by SFAS No. 109. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

Valuation allowances related to United States ("U.S.") tax jurisdictions were reversed during the third and fourth quarter of 2006 based on our assessment that it was more likely than not that those deferred tax assets will be realizable based on income projections of future taxable income and the expiration dates and amounts of net operating loss carryforwards. These estimates of projected taxable income include price and volume increases as well as expected expansion of market share. These projections are based on assumptions which management believes to be reasonable and consistent with current operating results although the actual results achieved may differ materially from these projections

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

We continue to evaluate quarterly, the positive and negative evidence regarding the realization of net deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes.” Included in this assessment are estimates of projected future taxable income. Significant management judgment is required in this process and although realization is not assured, based on our assessment, we concluded it is more likely than not, such assets will continue to be realized.

At December 31, 2006 positive evidence included having achieved profitability for financial reporting purposes for eight consecutive quarters beginning with the first quarter of fiscal 2005. Additionally, we were no longer in a U.S. cumulative loss position at the third quarter of fiscal 2006. We determine cumulative losses on a rolling thirty six months basis.

We project both aggregate U.S. pre-tax income as well as aggregate U.S. taxable income for the years 2007 through 2010 sufficient to absorb existing net operating loss carryforwards. At December 31, 2006 we had estimated $74 million in Federal net operating loss carryforwards, $2.6 million in alternative minimum tax credit carryforwards and $1.5 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2012 through 2025, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. We do not have a history of net operating loss or tax credit carryforwards expiring unused.

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

Accident claims reserves - We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5 million per incident for bodily injury and property damage and $1 million per incident for workers’ compensation for periods after September 15, 2002. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates, the judgment of our own claims and safety departments’ personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Revenue recognition - Transportation revenues, including fuel surcharges and related costs are recognized on the date the freight is delivered. Other service revenues, consisting primarily of lease revenues from affiliates, owner-operators and third parties, are recognized ratably over the lease period. Tank wash revenues are recognized when the wash is completed. Service revenues on insurance policies are recorded as a contractual percentage of premiums received ratably over the period that the insurance covers. We have recognized all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted by our customers.

Allowance for uncollectible receivables - The allowance for all potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

economic conditions and other factors. These factors are continuously monitored by our management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators and affiliates. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Absent a change in our collection efforts, a $50 million increase in our receivables (aged between 90 days and 61 days) resulting from transportation billings would increase our allowance for uncollectible receivables by approximately $0.8 million.

Stock compensation plans - Stock compensation for our 2003 Stock Option Plan is determined by the assumptions required under FASB Statement No. 123(R) “Share Based Payment” (“SFAS 123R”), which includes, volatility, expected life, risk-free interest rate, dividend rate and expected forfeiture rate. The total stock compensation that is expected to be recognized over the life of the 226,250 net options issued in January 2007 and the 20,000 options issued in March 2007 is $1.9 million. If the expected life of the options were to increase by one year, then the total compensation would increase to $2.0 million. If our risk-free interest rate were to increase by 1% point, then the total compensation would stay constant at approximately $1.9 million. If our volatility rate were to increase by 1% point, then the total compensation would stay constant at approximately $1.9 million.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the potential impacts of implementing this standard.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and six months ended June 30, 2007 and June 30, 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Transportation	77.9%	78.5%	78.8%	79.0%
Other service revenue	9.8%	9.0%	9.7%	9.6%
Fuel surcharge	12.3%	12.5%	11.5%	11.4%

Total operating revenues	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	63.4%	68.2%	64.2%	68.1%
Compensation	10.6%	9.7%	10.8%	9.8%
Fuel, supplies and maintenance	10.0%	6.7%	9.5%	6.5%
Depreciation and amortization	2.1%	2.0%	2.2%	2.1%
Selling and administrative	3.8%	2.9%	3.7%	2.9%
Insurance claims	2.3%	2.1%	3.0%	2.2%
Taxes and licenses	0.4%	0.5%	0.4%	0.5%
Communication and utilities	1.3%	1.2%	1.4%	1.3%
Loss (gain) on disposal of property and equipment	0.0%	0.0%	0.1%	-0.1%

Total operating expenses	93.9%	93.3%	95.3%	93.3%

Operating income	6.1%	6.7%	4.7%	6.7%

Interest expense	-4.1%	-4.2%	-4.2%	-4.1%
Interest income	0.1%	0.5%	0.1%	0.3%
Other income	0.2%	0.1%	0.1%	0.1%

Income before income taxes	2.3%	3.1%	0.7%	3.0%
Provision for income taxes	1.1%	0.2%	0.1%	0.3%

Net income	1.2%	2.9%	0.6%	2.7%

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The following table shows the approximate number of terminals, drivers, tractors and trailers, that we managed (including affiliates and owner-operators) as of June 30:

	2007	2006
Terminals (1)	165	168

Drivers	3,349	3,397

Tractors (2)	3,737	3,664

Trailers (3)	7,628	7,594

Transportation billed miles (in thousands) (4)	78,530	80,492

(1)	excludes transload facilities
(2)	excludes 14 and 80 tractors held as inventory for sale as of June 30, 2007 and 2006, respectively
(3)	excludes 209 and 353 trailers that are held-for-sale as of June 30, 2007 and 2006, respectively
(4)	for the six months ended June 30, 2007 and 2006, respectively

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

For the quarter ended June 30, 2007, total revenues were $194.6 million, an increase of $4.4 million, or 2.3%, from revenues of $190.3 million for the same period in 2006. Transportation revenue increased by $2.4 million or 1.6%. We had a 1.3% decrease in the total number of miles driven as the average number of miles per load decreased slightly over the prior year period along with a decrease in overall loads. This decrease in volume was offset by rate increases of 3.0% as compared to the prior year period.

Other service revenue increased $1.8 million, or 10.6%. This increase was primarily due to a $0.6 million increase in revenue generated by our tank wash business resulting from the acquisition of a tank wash business on May 1, 2007, a $0.5 million increase in other miscellaneous revenue, including transloading revenues and a $0.7 million increase in rental revenues. Fuel surcharge revenue increased $0.2 million, or 0.7% primarily due to an increase in the price of fuel offset in part by a decrease in the total number of miles driven.

Purchased transportation decreased by $6.4 million, or 4.9%, due primarily to the conversion of affiliates to company owned operations partially offset by increased fuel surcharge revenues paid to our drivers and affiliates. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 70.3% for the current quarter versus 75.0% for the prior-year quarter due primarily to the conversion of affiliate terminals to Company terminals. The percentage of our total transportation revenue (excluding fuel surcharge) generated by our affiliates and owner-operators decreased to 58% for the second quarter of 2007 versus 68% for the 2006 quarter. Overall, these conversions resulted in our affiliate transportation revenue (excluding fuel surcharges) decreasing 9.3% from the comparable prior year quarter while the transportation revenue for Company terminals increased by 10.9%. We pay our affiliates a greater percentage of revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. During the 2007 and 2006 quarters, we paid our affiliates approximately 85% of the transportation revenue and paid owner-operators approximately 65% of transportation revenue.

Compensation expense increased $2.2 million, or 11.9%, primarily due to new or converted Company terminals added over the prior year, company-wide compensation increases, and a $0.3 million increase in healthcare costs. This increase was offset in part by a $0.5 million decrease for incentive accruals and a $0.3 million decrease in stock-based compensation expense. This decrease in stock compensation is due to the compensation costs for stock units being fully recognized in 2006 of which $0.4 million was recognized in the second quarter of 2006.

Fuel, supplies and maintenance increased $6.6 million, or 51.4%, due to higher fuel costs, costs associated with the shift of revenue from affiliates to company owned terminals, increased lease costs as we fund the expansion of our trailer fleet through the use of operating leases, costs associated with the purchase of tires as we expand our fleet, increased maintenance as we increase the capacity of our equipment and increased cleaning of our trailers.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Selling and administrative expenses increased by $1.9 million, or 35.0%, due primarily to $0.5 million of additional professional environmental fees and $0.5 million in additional costs for facilities resulting from the affiliate conversions and $0.3 million of costs associated with the relocation of our corporate headquarters.

Insurance expense increased by $0.4 million, or 9.9%, due primarily to an increase in the total number of claims. In the comparable prior year period, we recorded a $0.5 million reduction for the refund of certain fees.

For the quarter ended June 30, 2007, operating income totaled $11.9 million, a decrease of $0.9 million or 7.2%, compared to $12.8 million for the same period in 2006. The operating margin for the quarter ended June 30, 2007, was 6.1% compared to 6.7% for the same period in 2006 as a result of the above-mentioned items.

Interest expense increased by $0.2 million or 2.0% in the second quarter of 2007 compared to the same period in 2006, primarily due to an increase in the interest rates for our variable term debt as compared to the prior year period and an increase in interest expense associated with the increase in our capital lease obligations. Interest income was down $0.7 million primarily due to the realization in the prior year of $0.7 million of interest income arising from the payment in stock of two subscription notes.

The provision for income taxes was $2.1 million for the quarter ended June 30, 2007 compared to $0.5 million for the same period in 2006. The $2.1 million provision was primarily due to a change in our expected effective tax rate. In the comparable prior year period, our effective tax rate was lower as a result of recognizing tax benefits resulting from the realization of part of our valuation allowance on the net operating loss estimated to be utilized against our 2006 taxable income. Our effective tax rates for the three months ended June 30, 2007 and 2006 were approximately 48.8% and 7.8%, respectively. We expect our effective annual income tax rate for the year ended December 31, 2007 to range from 36% to 39%.

For the quarter ended June 30, 2007, our net income was $2.2 million, compared to net income of $5.5 million for the same period last year.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

For the six months ended June 30, 2007, total revenues were $372.7 million, an increase of $3.7 million, or 1.0%, from revenues of $369.0 million for the same period in 2006. Transportation revenue increased by $2.1 million or 0.7%. We had a 2.4% decrease in the total number of miles driven as the average number of miles per load decreased slightly over the prior year period along with a decrease in overall loads. This decrease in volume was offset by rate increases of 2.7% over the comparable prior year.

Other service revenue increased $0.8 million, or 2.3%. This increase was primarily due to a $0.9 million increase in rental revenues, a $0.3 million increase in other miscellaneous revenue, including transloading revenues, offset in party by a $0.4 million decrease in revenue generated by our tank wash business. The total number of tank washes decreased for the first half of 2007 as compared to 2006 even after the inclusion of the tankwash business acquired on May 1, 2007. Fuel surcharge revenue increased $0.7 million, or 1.8% primarily due to an increase in the price of fuel offset in part by a decrease in the total number of miles driven.

Purchased transportation decreased by $12.0 million, or 4.8%, due primarily to the conversion of affiliates to company owned operations partially offset by increased fuel surcharge revenues paid to our drivers and affiliates. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 71.1% for the current six months versus 75.3% for the prior-year comparable period due primarily to the conversion of affiliate terminals to Company terminals. The percentage of our total transportation revenue (excluding fuel surcharge) generated by our affiliates and owner-operators decreased to 59.5% for the first half of 2007 versus 69.8% for the 2006 comparable period. Overall, these conversions resulted in our affiliate transportation revenue (excluding fuel surcharges) decreasing 10.0% from the comparable prior year period while the transportation revenue for Company terminals increased by 10.8%. We pay our affiliates a greater percentage of revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. During the 2007 and 2006 periods, we paid our affiliates approximately 85% of the transportation revenue and paid owner-operators approximately 65% of transportation revenue.

Compensation expense increased $4.0 million, or 11.0%, primarily due to new or converted Company terminals added over the prior year, company-wide compensation increases, and a $0.7 million increase in healthcare costs. This increase was offset in part by a $1.0 million decrease for incentive accruals and a $0.7 million decrease in stock-based compensation expense. This decrease in stock compensation is due to the compensation costs for stock units being fully recognized in 2006 of which $0.7 million was recognized in the first half of 2006.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Fuel, supplies and maintenance increased $11.8 million, or 49.7%, due to higher fuel costs, costs associated with the shift of revenue from affiliates to company owned terminals, increased lease costs as we fund the expansion of our trailer fleet through the use of operating leases, costs associated with the purchase of tires as we expand our fleet, increased maintenance as we increase the capacity of our equipment and increased cleaning of our trailers.

Selling and administrative expenses increased by $3.1 million, or 29.0%, due primarily to a $0.4 million bad debt expense in the current year versus a $0.2 million reversal of part of our bad debt allowance in the prior year as a result of our improved collection efforts. We also incurred in the current year $0.9 million of additional environmental costs and related professional fees and a $0.9 million increase in facility costs associated with the affiliate conversions and $0.3 million of costs associated with the relocation of our corporate headquarters.

Insurance expense increased by $3.2 million, or 39.8%, due primarily to the number and severity of accidents that occurred during the six months ended June 30, 2007. In the comparable prior year period, we recorded a $1.7 million reduction in claims on insurance policies retained by our insurance subsidiary and a $0.5 million refund of certain fees.

Loss on disposal of property and equipment was $0.2 million in 2007 as compared to a gain of $0.2 million in 2006. This change was primarily due to the loss on disposal of equipment associated with our tankwash business in the current year period as opposed to a net gain resulting from trailers sold in the prior year period.

For the six months ended June 30, 2007, operating income totaled $17.4 million, a decrease of $7.5 million or 30.0%, compared to $24.9 million for the same period in 2006. The operating margin for the six months ended June 30, 2007, was 4.7% compared to 6.7% for the same period in 2006 as a result of the above items.

Interest expense increased by $0.5 million or 3.2% in the first half of 2007 compared to the same period in 2006, primarily due to an increase in the interest rates for our variable term debt as compared to the prior year and an increase in interest expense associated with the increase in our capital lease obligations. Interest income was down $0.7 million primarily due to the realization in the prior year of $0.7 million of interest income arising from the payment in stock of two subscription notes.

The provision for income taxes was $0.2 million for the six months ended June 30, 2007 compared to $1.1 million for the same period in 2006. The $0.2 million provision includes the recognition of a $1.0 million tax benefit in the first quarter. This benefit arose from the identification of previously unrecognized deferred tax assets and a change in our expected effective tax rate. In the comparable prior year period, our effective tax rate was lower as a result of recognizing tax benefits resulting from the realization of part of our valuation allowance on the net operating loss estimated to be utilized against our 2006 taxable income.

For the six months ended June 30, 2007, our net income was $2.1 million, compared to net income of $10.0 million for the same period last year.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The following summarizes our cash flows for the six months ended June 30, 2007 and 2006 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements (in thousands):

	Six months ended June 30,
	2007	2006
Net cash provided by operating activities	$1,275	$2,211
Net cash used in investing activities	(3,204)	(9,395)
Net cash (used in) provided by financing activities	(2,087)	7,474
Effect of exchange rate changes on cash	53	70

Net (decrease) increase in cash	(3,963)	360
Cash and cash equivalents at beginning of year	6,841	1,636

Cash and cash equivalents at end of period	$2,878	$1,996

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Our revolving credit agreement terminates in November 2008. Our primary cash needs consist of capital expenditures and debt service including our variable term loan due in 2009, our 9% Senior Subordinated Notes due 2010 (“9% Senior Subordinated Notes”) and our Senior Floating Rate Notes due 2012 (“Senior Floating Rate Notes”). We incur capital expenditures for the purpose of purchasing tractors and trailers to meet our strategic needs during the year, and maintaining and improving our infrastructure. We plan to reduce our capital expenditures by entering into operating leases which will result in increased operating expenses in future periods. During the first half of 2007, we reduced our capital expenditures required for our tractor and trailer acquisitions by entering into operating leases for equipment valued at $13.1 million which will increase operating expenses in future periods. We plan to continue to enter into operating leases to reduce capital expenditures in 2007.

Net cash provided by operating activities was $1.3 million for the six-month period ended June 30, 2007 compared to $2.2 million provided by the comparable 2006 period. The $0.9 million change in cash provided by operating activities was due in part to the discontinuance of purchasing tractors as inventory, the improvement in our accounts payable offset by the payment of claims classified under accrued loss and damage claims and a decrease in accounts receivable collections. The usage of cash for accounts receivable in the 2007 period was primarily due to increased billings late in the second quarter of 2007. However, our average day sales outstanding has actually declined from 47 days at June 30, 2006 to 44 days at June 30, 2007. In the comparable 2006 period, we utilized cash to purchase tractors to be held for resale to new drivers, paid for environmental costs and paid down our accounts payable which included a large accident claim.

Cash used in investing activities totaled $3.2 million for the six-month period ended June 30, 2007, compared to $9.4 million used in the comparable 2006 period. The decrease of $6.2 million results from a reduction in capital expenditures and a reduction in business assets purchased in 2007 as compared to 2006. Proceeds from the sale of real property, tractors and trailers increased by $0.9 million since we collected on a note receivable that was issued upon the sale of real property in the prior year.

Cash used in financing activities was $2.1 million during the six-month period ended June 30, 2007, compared to net cash provided by financing activities of $7.5 million for the same period in 2006 due primarily to the pay down of our revolver and the reduction in our book overdraft which results in cash used during the period. In the comparable prior year period, we utilized our revolver to fund business acquisitions and capital acquisitions.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at June 30, 2007 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2007	Year 2008	Year 2009	Year 2010	Year 2011	Year 2012 and after
Operating leases (1)	$92,323	$10,325	$20,814	$19,009	$13,710	10,097	$18,368
Total indebtedness (2)	275,250	700	1,900	62,650	125,000	—	85,000
Capital leases	5,308	624	1,302	1,433	1,228	485	236
Interest on indebtedness (3)	101,179	13,803	27,416	24,275	20,420	10,484	4,781

Total	$474,060	$25,452	$51,432	$107,367	$160,358	21,066	$108,385

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases.
(2)	Excludes an unamortized original issue discount of $1.1 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of June 30, 2007 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of June 30, 2007 will remain in effect until maturity.

Other Liabilities and Obligations

We have $11.4 million of environmental liabilities, $10.7 million of pension plan obligations and $27.7 million of other insurance claim obligations. We expect to pay these various obligations over the next eleven years. We also have $55.1 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of June 30, 2007 for our insurance administrator totaled $47.1 million. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letters of credit. Our FIN 48 liability is $3.5 million and represents total gross unrecognized tax benefits that may be paid in future periods. We also expect to pay $1.5 million of interest and penalties.

Long-term Debt

Our principal debt sources at June 30, 2007, comprise $125 million principal amount of 9% Senior Subordinated Notes, $85 million principal amount of Senior Floating Rate Notes, a credit agreement consisting of a delayed draw term loan, a $75 million revolver and a $20 million pre-funded letter of credit facility, all of which were issued or entered into by QD LLC and QD Capital.

Senior Floating Rate Notes

The $85 million in Senior Floating Rate Notes were issued by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries. The Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The interest rate on the Senior Floating Rate Notes at June 30, 2007 and 2006 was 9.9% and 9.6%, respectively.

We incurred $2.4 million in debt issuance costs relating to the Senior Floating Rate Notes. We are amortizing these costs over the term of the notes. The balance of the debt issuance costs as of June 30, 2007 was $1.6 million.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Term Loan

The term loan bears interest at our option at (a) 2.00% in excess of the defined base rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustment based upon the achievement of certain financial ratios. The principal payments are payable quarterly on March 15, June 15, September 15 and December 15. The term loan matures on November 12, 2009. The principal payments are payable quarterly on March 15, June 15, September 15 and December 15. The term loan matures on November 12, 2009. The interest rate on the term loan at June 30, 2007 and 2006 was 8.3%.

We incurred $2.3 million in debt-issuance costs relating to the term loan. We are amortizing these costs over the term of the term loan to interest expense using the effective-interest method. The balance of these debt issuance costs as of June 30, 2007 was $0.8 million.

Revolving Credit Facility

The revolver facility comprises a $75.0 million revolver that is available until November 12, 2008 and a $20 million pre-funded letter of credit facility that is available until November 12, 2009. The revolver can be used for working capital and general corporate purposes, including permitted acquisitions and additional letters of credit. At June 30, 2007, we had $39.4 million available under the revolver and $55.1 million in outstanding letters of credit.

Interest on the revolver is, at our option, (a) 2.50% in excess of the Base Rate provided in the credit agreement, or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolver at June 30, 2007 and 2006 was 10.75% and 9.3%, respectively.

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

We incurred $2.0 million in debt-issuance costs relating to the revolver and letter of credit. We are amortizing these costs over the term of the revolver. The balance of the debt-issuance costs as of June 30, 2007 was $0.8 million.

9% Senior Subordinated Notes

The 9% Senior Subordinated Notes are unsecured obligations, due 2010, issued by QD LLC and QD Capital and guaranteed on a senior subordinated basis by QDI and domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The Senior Subordinated Notes pay interest semi-annually on May 15, and November 15.

We incurred $5.5 million in debt-issuance costs relating to the 9% Senior Subordinated Notes. We are amortizing these costs over the term of the 9% Senior Subordinated Notes. The balance of the debt issuance costs as of June 30, 2007 was $2.6 million.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

The credit agreement contains restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions, redeemable common stock, and preferred stock issuance, capital expenditures, and the payment of dividends. The credit agreement includes one financial covenant, the ratio of Senior Secured Debt (as defined) to Consolidated EBITDA (as defined), which must be maintained. As of June 30, 2007, we were in compliance with all debt covenants.

Debt Retirement

The following is a schedule of our indebtedness at June 30, 2007 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2007	2008	2009	2010	2011	Year 2012 and after	Total
Variable term loan due 2009	$700	$1,400	$62,650	$—	$—	$—	$64,750
Capital lease obligations	624	1,302	1,433	1,228	485	236	5,308
Revolver due 2008	—	500	—	—	—	—	500
9% Senior Subordinated Notes, due 2010	—	—	—	125,000	—	—	125,000
Senior Floating Rate Notes, due 2012	—	—	—	—	—	85,000	85,000

Total	$1,324	$3,202	$64,083	$126,228	$485	$85,236	$280,558

The above table does not include the remaining unamortized original issue discount of $1.1 million relating to the Senior Floating Rate Notes.

QD LLC, has the ability to incur additional debt, subject to limitations imposed by the credit facility and the indentures governing the 9% Senior Subordinated Notes and the Senior Floating Rate Notes. Under the indentures governing the notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.00 to 1.0 or less. As of June 30, 2007, we were in compliance with this covenant.

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

Subsequent Events

We entered into a Stock Purchase Agreement on August 2, 2007 to acquire (the “Acquisition”) all of the outstanding capital stock of Boasso America Corporation (“Boasso”) for an aggregate purchase price of (i) $57,350,000 in cash less the outstanding long-term indebtedness of Boasso, subject to a working capital adjustment, and (ii) a $2,500,000 promissory note for the benefit of Walter J. Boasso. For its most recent fiscal year ended March 31, 2007, Boasso reported revenues of approximately $71 million. Boasso provides ISO tank container and depot services, with facilities located in Chalmette, Louisiana; Houston, Texas; Charleston, South Carolina; Chicago, Illinois; Detroit, Michigan and Jacksonville, Florida. Consummation of the Acquisition is subject to customary closing conditions, any of which may not be satisfied. The transaction is expected to close in the fourth quarter of 2007.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors in our Annual Report on Form 10-K for the year ended December 31, 2006, included under Item 1A “Risk Factors”, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as well as this Quarterly Report on Form 10-Q. These factors include:

•	general economic conditions,

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

•	competitive rate fluctuations,

•	the availability and cost of diesel fuel,

•	adverse weather conditions,

•	loss of qualified personnel, which could limit our growth and negatively affect operations,

•	our dependence on affiliates and owner-operators and our ability to attract and retain owner-operators, affiliates and Company drivers,

•	changes in, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry,

•	increased unionization, which could increase our operating costs or constrain operating flexibility,

•	our obligations under both historical and future environmental regulations and the increasing costs of environmental compliance,

•	our substantial leverage and restrictions contained in our debt agreements, including our credit facility and our indentures, and interest rate fluctuations in our floating rate indebtedness,

•	the loss of one or more significant customers,

•	the cost of complying with existing and future anti-terrorism security measures enacted by federal, state and municipal authorities,

•	changes in senior management,

•	our failure to consummate any acquisition to which we have agreed, including the inability to obtain the financing requisite to consummate the acquisition,

•	our ability to successfully integrate acquired businesses,

•	our ability to achieve anticipated operating results in fiscal 2007, and

•	interests of Apollo Management, our largest shareholder, which may conflict with your interests.

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

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the six months ended June 30, 2007, we did not hold derivative instruments or engage in other hedging transactions to reduce our exposure to such risks.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under QD LLC’s credit facility. The term loan bears interest at our option at (a) 2.00% in excess of the defined base rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustment based upon the achievement of certain financial ratios. Interest rates for the revolver are based, at QD LLC’s option, on either the administrative agent’s base rate plus 2.50% or upon the Eurodollar rate plus 3.50%, subject to reduction if we reduce our total consolidated leverage below certain levels. The base rate for the revolver is equal to the higher of the prime rate or the federal funds overnight rate plus 0.5%. The base rate for our Senior Floating Rate Notes is LIBOR plus 4.50%.

(in thousands)	Balance at June 30, 2007	Interest Rate at June 30, 2007	Effect of 1% Change
Revolver	$500	10.8%	$5
Term Loan	64,750	8.3%	648
Senior Floating Rate Notes	85,000	9.9%	850

Total	$150,250		$1,503

At June 30, 2007, a 1% point increase in the current per annum interest rate for each would result in $1.5 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of June 30, 2007. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 7.4% of our consolidated revenue for the six months ended June 30, 2007 and 6.8% of our consolidated revenue for the six months ended June 30, 2006. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the six months ended June 30, 2007 were positively impacted by a $0.1 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first six months of 2007 related to changes in the Canadian dollar versus the United States dollar. We

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by less than $0.3 million for the six months ended June 30, 2007, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at June 30, 2007, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. In the six months ended June 30, 2007, a majority of fuel price increases were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

Other than reported in “Item 3 - Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2006, "Note 17. Commitments and Contingencies" to our audited consolidated financial statements contained in such Form 10-K and “Note 8. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A — Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 included under Item 1A “Risk Factors” in addition to the other information set forth in this report (including the risk identified below). The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Our use of our debt to finance acquisitions and our ability to integrate acquired businesses may adversely affect our operations and financial condition.

Integrating acquired businesses poses operating risks, including:

•	diverting management’s time and resources;

•	disrupting relationships with customers and drivers of the acquired company;

•	unexpected costs in connection with the integration of the business; and

•	contingent liabilities, environmental liabilities or labor issues that were not identified in the due diligence process.

The occurrence of these or other unexpected losses or the inability to successfully integrate the acquired business could have a material adverse effect on our results and operations. Furthermore, the use of our debt to finance acquisitions could restrict our flexibility in the future because we are highly leveraged.

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

ITEM 3 — Defaults Upon Senior Securities

None

ITEM 4 — Submission of Matters to a Vote of Security Holders

The annual general meeting of the shareholders of Quality Distribution, Inc. was held on May 17, 2007. At the meeting, the following actions were approved by the shareholders. There were no broker non-votes.

1. Twelve individuals were elected as directors of the Company. The voting was as follows:

	For	Withheld
Marc E. Becker	15,745,596	1,213,217
Gerald L. Detter	15,840,114	1,118,699
Robert H. Falk	15,786,068	1,172,745
Robert E. Gadomski	16,433,907	524,906
Joshua J. Harris	14,753,739	2,205,074
Richard B. Marchese	15,790,455	1,168,358
Thomas R. Miklich	16,433,507	524,906
Donald C. Orris	16,433,407	525,406
Eric L. Press	15,784,705	1,174,108
M. Ali Rashid	15,785,467	1,173,346
Alan H. Schumacher	16,433,907	524,906
John J. Suydam	15,787,968	1,170,845

2. The voting on the following resolution was as follows:

	For	Withheld	Abstain
Ratification of PricewaterhouseCoopers as Independent Registered Certified Public Accounting Firm	15,915,814	1,402	1,041,596

ITEM 5 — Other Information

None

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

ITEM 6 — Exhibits

Exhibit No.	Description
10.1	Letter Agreement with Gerald L. Detter

10.3	Amendment to Employment Agreement with Gary R. Enzor

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

August 9, 2007	/s/ Gary R. Enzor
GARY R. ENZOR,
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

August 9, 2007	/s/ Timothy B. Page
TIMOTHY B. PAGE,
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)