Form 10-Q
period 2007-09-30
QUALITY DISTRIBUTION INC
filed 2007-11-08
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 1, 2007, the registrant had 19,186,916 outstanding shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited — in 000’s, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Transportation	$148,900	$149,150	$442,656	$440,776
Other service revenue	18,736	15,524	54,847	50,731
Fuel surcharge	24,545	25,354	67,483	67,549

Total operating revenues	192,181	190,028	564,986	559,056

OPERATING EXPENSES:
Purchased transportation	118,653	128,973	358,027	380,363
Compensation	22,302	19,052	62,558	55,326
Fuel, supplies and maintenance	21,429	15,064	57,056	38,803
Depreciation and amortization	4,332	3,873	12,562	11,661
Selling and administrative	7,442	4,875	21,314	15,626
Insurance claims	3,239	2,232	14,321	10,160
Taxes and licenses	1,105	1,018	2,729	2,663
Communication and utilities	2,952	2,012	8,081	6,867
Loss (gain) on disposal of property and equipment	219	(697)	418	(920)

Total operating expenses	181,673	176,402	537,066	520,549

Operating income	10,508	13,626	27,920	38,507
Interest expense	(7,651)	(7,903)	(23,403)	(23,168)
Interest income	198	260	573	1,370
Other income (expense)	279	(95)	638	262

Income before income taxes	3,334	5,888	5,728	16,971
Provision (benefit) for income taxes	1,982	(32,139)	2,229	(31,070)

Net income	$1,352	$38,027	$3,499	$48,041

PER SHARE DATA:
Net income per common share
Basic	$0.07	$2.01	$0.18	$2.54

Diluted	$0.07	$1.94	$0.18	$2.46

Weighted average number of shares
Basic	19,357	18,874	19,353	18,910

Diluted	19,488	19,569	19,488	19,548

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In 000’s)

Unaudited

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,981	$6,841
Accounts receivable, net	93,560	85,482
Prepaid expenses	6,542	6,101
Prepaid tires	7,295	7,517
Deferred tax asset, net	18,320	18,320
Other	6,401	9,214

Total current assets	142,099	133,475
Property and equipment, net	113,375	116,964
Assets held-for-sale	351	381
Goodwill	141,098	138,980
Intangibles, net	1,586	635
Non-current deferred tax asset, net	19,703	19,578
Other assets	8,775	11,249

Total assets	$426,987	$421,262

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of indebtedness	$1,400	$1,400
Current maturities of capital lease obligations	1,303	1,178
Accounts payable	11,954	13,957
Affiliates and independent owner-operators payable	14,950	11,025
Accrued expenses	26,713	21,197
Environmental liabilities	7,012	5,995
Accrued loss and damage claims	10,172	11,533

Total current liabilities	73,504	66,285

Long-term indebtedness, less current maturities	271,958	272,826
Capital lease obligations, less current maturities	3,788	3,718
Environmental liabilities	3,545	5,831
Accrued loss and damage claims	15,495	20,633
Other non-current liabilities	16,644	14,249
Deferred tax liability	832	724

Total liabilities	385,766	384,266

Commitments and contingencies - Note 8
Minority interest in subsidiary	1,833	1,833

SHAREHOLDERS’ EQUITY
Common stock, no par value; 29,000 shares authorized; 19,344 issued at September 30, 2007 and 19,210 issued at December 31, 2006	361,281	359,995
Treasury stock, 158 and 172 shares at September 30, 2007 and December 31, 2006	(1,564)	(1,527)
Accumulated deficit	(111,695)	(114,866)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(18,775)	(18,531)
Stock purchase warrants	—	21
Stock subscriptions receivable	(270)	(340)

Total shareholders’ equity	39,388	35,163

Total liabilities, minority interest and shareholders’ equity	$426,987	$421,262

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity/(Deficit)

For the Nine Months Ended September 30, 2007 and 2006

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Unearned Compensation Restricted Stock	Stock Subscription Receivables	Total Shareholders’ Equity/(Deficit)
Balance, December 31, 2005	19,123	93	$359,772	$(1,042)	$(168,710)	$(189,589)	$(19,079)	$54	$(1,975)	$(1,541)	$(22,110)
Net income	—	—	—	—	48,041	—	—	—	—	—	48,041
Reclass of unearned compensation restricted stock	—		(1,975)	—	—	—	—	—	1,975	—	—
Issuance of restricted stock	—	(21)	(174)	245	(71)	—	—	—	—	—	—
Forfeiture of restricted stock	—	2	—	(15)	15	—	—	—	—	—	—
Amortization of restricted stock	—	—	286	—	—	—	—	—	—	—	286
Amortization of stock units	—	—	1,102	—	—	—	—	—	—	—	1,102
Amortization of non-employee options	—	—	93	—	—	—	—	—	—	—	93
Amortization of stock options	—	—	773	—	—	—	—	—	—	—	773
Stock warrant exercise	27	—	11	—	—	—	—	(11)	—	—	—
Stock option exercise	—	(22)	—	223	(36)	—	—	—	—		187
Acquisition of treasury stock	—	129	—	(1,891)	—	—	—	—	—	1,201	(690)
Translation adjustment, net of a tax provision of nil	—	—	—	—	—	—	(36)	—	—	—	(36)

Balance, September 30, 2006	19,150	181	$359,888	$(2,480)	$(120,761)	$(189,589)	$(19,115)	$43	$—	$(340)	$27,646

Balance, December 31, 2006	19,210	172	$359,995	$(1,527)	$(114,866)	$(189,589)	$(18,531)	$21	$—	$(340)	$35,163
Net income	—	—	—	—	3,499	—	—	—	—	—	3,499
Issuance of restricted stock	47	(11)	(25)	25	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	2	11	(11)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	253	—	—	—	—	—	—	—	253
Amortization of non-employee options	—	—	94	—	—	—	—	—	—	—	94
Amortization of stock options	—	—	880	—	—	—	—	—	—	—	880
Stock warrant exercise	79	—	21	—	—	—	—	(21)	—	—	—
Stock option exercise	8	(8)	52	19	—	—	—	—	—	—	71
Payment of stock subscriptions receivable	—	3	—	(70)	—	—	—	—	—	70	—
FIN 48 adjustment	—	—	—	—	(328)	—	—	—	—	—	(328)
Amortization of prior service costs, net of a tax provision of nil	—	—	—	—	—	—	70	—	—	—	70
Translation adjustment, net of a tax provision of nil	—	—	—	—	—	—	(314)	—	—	—	(314)

Balance, September 30, 2007	19,344	158	$361,281	$(1,564)	$(111,695)	$(189,589)	$(18,775)	$—	$—	$(270)	$39,388

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited — In 000’s)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,499	$48,041
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	12,562	11,661
Bad debt expense (recoveries)	792	(487)
Loss (gain) on disposal of property and equipment	418	(920)
Interest income on repayment of stock subscription	—	(690)
Stock based compensation	1,227	2,255
Amortization of deferred financing costs	1,375	1,361
Amortization of bond discount	182	182
Minority dividends	109	109
Deferred taxes	848	(32,190)
Changes in assets and liabilities:
Accounts and other receivables	(9,228)	4,706
Prepaid expenses	(286)	508
Prepaid tires	(129)	(448)
Other assets	(87)	(7,845)
Accounts payable	(1,918)	(9,106)
Accrued expenses	5,754	3,214
Environmental liabilities	(1,270)	(5,199)
Accrued loss and damage claims	(6,500)	(1,578)
Affiliates and independent owner-operators payable	3,925	2,983
Other liabilities	388	(540)

Net cash provided by operating activities	11,661	16,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,728)	(10,692)
Acquisition of businesses and assets	(4,004)	(5,506)
Proceeds from sales of property and equipment	5,471	5,466

Net cash used in investing activities	(5,261)	(10,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,050)	(1,050)
Principal payments on capital lease obligations	(899)	(111)
Proceeds from revolver	35,700	159,000
Payments on revolver	(35,700)	(165,200)
Payments on acquisition notes	(321)	—
Deferred financing costs	(153)	—
Stock offering costs	(787)	—
Change in book overdraft	(70)	3,378
Minority dividends	(109)	(109)
Other stock transactions	70	186

Net cash used in financing activities	(3,319)	(3,906)

Effect of exchange rate changes on cash	59	(63)

Net increase in cash and cash equivalents	3,140	1,316
Cash and cash equivalents, beginning of period	6,841	1,636

Cash and cash equivalents, end of period	$9,981	$2,952

Supplemental disclosures of non-cash flow information:
Original capital lease obligations	$1,094	$1,982
Notes issued to sellers for purchase of business assets	1,593	—
Deferred tax adjustment	972	—
Transfer of tractors from other assets to fixed assets	2,659	—

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

Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Acquisition of Business Assets

During 2007, we acquired, for $2.5 million, the business of Brite Clean, Inc., a tank wash operation, with annual revenues of approximately $12 million, and facilities located in Carteret, New Jersey; Bensalem, Pennsylvania; Houston, Texas and Chicago, Illinois. The aggregate purchase price was allocated as follows: $0.5 million to fixed assets and parts, $1.6 million to goodwill, and $0.4 million to other intangible assets such as non-compete agreements and customer lists.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

During 2007, we also purchased the business of three affiliates for $2.9 million, in the aggregate, of which, we allocated $0.9 million to fixed assets and parts, $1.5 million to goodwill, and $0.5 million to other intangible assets such as non-compete agreements.

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

We perform our impairment test annually during the second quarter with a measurement date of June 30th. Projections for future cash flows were based on our recent operating trends which projected an average growth rate for revenue of approximately 5.2% over 5 years. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples were derived from other comparable publicly traded companies. The discount rate used to discount cash flows was based on our weighted average cost of capital of approximately 12.1%. No impairment was determined to have occurred as of June 30, 2007, since the calculated fair value exceeded the carrying amount. The factors used in deriving the estimate of the fair value included improving economic conditions, increasing revenues and operating income.

Our goodwill assets as of September 30, 2007 and December 31, 2006, were $141.1 million and $139.0 million, respectively. We reclassified $1.0 million of goodwill to deferred taxes in the first quarter of 2007 as a result of the FIN 48 analysis. Additional goodwill of $3.1 million resulted from the acquisitions closing in fiscal year 2007.

Intangible Assets

Net intangible assets consist of $1.6 million of non-compete agreements with remaining lives of 4 to 5 years, and customer lists and customer contracts acquired from a competitor with remaining lives of 2 to 5 years. Accumulated amortization of the remaining intangible assets was $0.3 million September 30, 2007 and December 31, 2006. The gross amount of intangible assets at September 30, 2007 and December 31, 2006 was $1.9 million and $1.0 million, respectively. We also added $1.2 million of intangibles resulting from the acquisition of four businesses in fiscal year 2007.

Amortization expense for the nine months ended September 30, 2007 and 2006 was $0.2 million and $0.1 million, respectively. Remaining intangible assets will be amortized to expense as follows (in thousands):

2007 – remaining	$107
2008	427
2009	387
2010	343
2011 and after	322

Total	$1,586

2. Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$1,352	$38,027	$3,499	$48,041
Other comprehensive income (loss):
Amortization of prior service costs	23	—	70	—
Foreign currency translation adjustments	(99)	48	(314)	(36)

Comprehensive income	$1,276	$38,075	$3,255	$48,005

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

3. Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows (in thousands except per share amounts):

	Three months ended
	September 30, 2007			September 30, 2006
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic earnings available to common shareholders:

Net income	$1,352	19,357	$0.07	$38,027	18,874	$2.01

Effect of dilutive securities:
Stock options		79			243
Unvested restricted stock		48			65
Stock units		4			237
Stock warrants		—			150

Diluted earnings available to common shareholders:
Net income	$1,352	19,488	$0.07	$38,027	19,569	$1.94

	Nine months ended
	September 30, 2007			September 30, 2006
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic earnings available to common shareholders:

Net income	$3,499	19,353	$0.18	$48,041	18,910	$2.54

Effect of dilutive securities:
Stock options		92			196
Unvested restricted stock		39			63
Stock units		4			232
Stock warrants		—			147

Diluted earnings available to common shareholders:
Net income	$3,499	19,488	$0.18	$48,041	19,548	$2.46

The effect of our stock options, restricted stock, stock units and stock warrants, which represent the shares shown in the table above are included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007 and 2006, respectively.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock Options	1,687	1,186	1,685	1,158
Unvested restricted stock	33	—	45	—

4. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares, and stock units may be granted to employees, non-employee directors, consultants and advisors. As of September 30, 2007, we have three stock-based compensation plans. In addition, Gerald L. Detter, our Chairman, has stock units.

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

The fair value of options granted during the first nine months of 2007 and 2006 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2007, expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following assumptions:

	2007	2006
Risk free rate	4.65%	4.50%
Expected life	5 years	4 years
Volatility	68.5%	71.2%
Expected dividend	nil	nil

Due to the issuance of stock options representing 200,000 shares to an executive who joined us in November 2004, we recognized approximately $94,000 of compensation expense for the nine months ended September 30, 2007 and will recognize approximately $0.2 million of compensation expense over the next 14 months.

We issued options for 240,950 shares to various employees with an exercise price of $13.06 on January 3, 2007. The total compensation expense that will be recognized over four years for these options (net of estimated shares forfeited) is approximately $1.8 million. We issued options for 20,000 shares to an officer with an exercise price of $8.65 on March 30, 2007. The exercise price of the options was based on the fair market value of our stock at the date of the grant. The total compensation expense that will be recognized over four years for these options (net of estimated shares forfeited) is less than $0.1 million. We also issued 11,485 shares of restricted stock in January 2007 to certain directors as part of their annual compensation package, 40,000 shares of restricted stock in June 2007 to our newly appointed Chief Executive Officer and 7,050 shares of restricted stock in July 2007 to our Chairman of the Board. We will recognize approximately $0.7 million as compensation expense over four years for all of these restricted shares (net of estimated shares forfeited). Our Chairman, Mr. Detter, forfeited 7,050 stock units in connection with his cessation of services as an employee.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The following table summarizes stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock options	$306	$307	$974	$867
Restricted stock, net	128	100	253	286
Stock units	(14)	376	—	1,103

	$420	$783	$1,227	$2,256

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of September 30, 2007 (in thousands):

	In $	Remaining years
Stock options	$3,812	2.6
Restricted stock, net	671	2.9

	$4,483

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. No options were exercised during the three months ended September 30, 2007.

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

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$64	$64	$192	$192
Interest cost	670	675	2,010	2,025
Amortization of prior service cost	23	24	70	70
Amortization of loss	104	148	312	445
Expected return on plan assets	(821)	(769)	(2,463)	(2,306)

Net periodic pension cost	$40	$142	$121	$426

We have contributed $0.8 million to our pension plans during the nine months ended September 30, 2007, and expect to contribute less than $0.1 million for the remainder of 2007.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

6. Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended September 30, 2007
	U. S.	International	Consolidated
Total operating revenues	$178,588	$13,593	$192,181

Operating income	8,752	1,756	10,508

	Three Months Ended September 30, 2006
	U. S.	International	Consolidated

Total operating revenues	$175,922	$14,106	$190,028

Operating income	11,490	2,136	13,626

	Nine Months Ended September 30, 2007
	U. S.	International	Consolidated
Total operating revenues	$523,877	$41,109	$564,986

Operating income	22,454	5,466	27,920

	As of September 30, 2007
Identifiable assets (1)	$107,929	$7,383	$115,312

	Nine Months Ended September 30, 2006
	U. S.	International	Consolidated

Total operating revenues	$519,683	$39,373	$559,056

Operating income	32,635	5,872	38,507

	As of December 31, 2006
Identifiable assets (1)	$109,530	$8,450	$117,980

(1)	Includes property and equipment, assets held-for-sale and intangible assets.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

At January 1, 2007, we had approximately $3.5 million of total gross unrecognized tax benefits. Of this total, $2.5 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in any future periods. Included in the balance of gross unrecognized tax benefits at January 1, 2007, is $0.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. For the nine months ended September 30, 2007, the decrease in unrecognized tax benefits due to expiring statutes was $0.3 million. Our total gross unrecognized tax benefit at September 30, 2007 is $3.3 million.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $1.1 million (net of federal tax benefit) accrued for interest and $0.4 million accrued for penalties at January 1, 2007. Total amount accrued for interest and penalties at September 30, 2007 is $1.7 million.

We are subject to the income tax jurisdiction of the U.S., Canada, and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2004, to international examinations for years before 2002 and with few exceptions, to state exams before 2003.

In accordance with FIN 48, we updated the presentation of our deferred tax asset and valuation allowance to remove any unrecognized tax benefit. In the first quarter of 2007, we reversed the remaining $0.9 million deferred tax valuation allowance and the associated deferred tax asset on state tax net operating losses that contained unrecognized tax benefits.

We recognized a $1.0 million income tax benefit in the first quarter of 2007 from the identification of previously unrecognized deferred tax assets relating to prior periods. We believe these items are not considered material to any of the prior periods affected or material to our expected results for 2007.

The effective tax rates for the three months and the nine months ended September 30, 2007 were approximately 60.0% and 39.0%, respectively. The effective tax rates for the three months and the nine months ended September 30, 2006 represented a benefit due to the realization of part of the valuation allowance on the net operating loss estimated to be utilized against 2006 taxable income. Additionally, the income tax expense for the nine months ended September 30, 2007 includes the recognition in the first quarter of 2007 of a previously unrecognized $1.0 million deferred tax asset described in the above paragraph. We expect our effective annual income tax rate for the year ended December 31, 2007 to range from approximately 39% to 42%.

8. Commitments and Contingencies

Environmental Matters

It is our policy to be in compliance with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals.

Our activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, many of which are classified as hazardous materials or hazardous substances. Our tank wash and terminal operations engage in the generation, storage, discharge and disposal of wastewater that may contain hazardous substances, the inventory and use of cleaning materials that may contain hazardous substances and the control and discharge of storm-water from industrial sites. In addition, we may store diesel fuel, materials containing oil and other hazardous products at our terminals. As such, we and others who operate in our industry or own and operate real property, are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Facility managers are responsible for environmental compliance at each operating location. Audits conducted by our staff assess operations, safety training and procedures, equipment and grounds maintenance, emergency response capabilities and waste management. We may also, if circumstances warrant, contract with independent environmental consulting firms to conduct periodic, unscheduled, compliance assessments that focus on unsafe conditions with the potential to result in releases of hazardous substances or petroleum, and that also include screening for evidence of past spills or releases. Our staff includes environmental professionals who develop guidelines and procedures, including audits of our terminals, tank cleaning facilities, and certain historical operations.

We have incurred in the past, and expect to incur in the future, capital and other expenditures related to environmental compliance for current and planned operations. Such expenditures are generally included in our overall capital and operating budgets and are not accounted for separately. However, we do not anticipate that compliance with existing environmental laws in conducting current and planned operations will have a material adverse effect on our capital expenditures, earnings or competitive position.

We are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), the Resource Conservation and Recovery Act of 1976 (“RCRA”), the Superfund Amendments and Reauthorization Act of 1986, and comparable state and foreign laws. Under certain of these laws, we could also be subject to allegations of liability for the activities of our affiliates or owner-operators. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and on the road, and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, predict with certainty the extent of future liabilities and costs under environmental, health, and safety laws, or assure that such liabilities will not result in a material adverse effect on our financial condition, results of operations or business reputation.

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

As the result of environmental studies conducted at our facilities or third party sites in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation. In addition, we have been named a potentially responsible party at various multi-part sites under CERCLA and other similar state statutes.

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of September 30, 2007 and December 31, 2006, we had reserves in the amount of $10.6 million and $11.8 million, respectively, for all environmental matters discussed below.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under CERCLA and similar state laws at approximately 28 sites. At 17 of these sites, we are one of many parties with alleged liability and are negotiating with either Federal, State or private parties on the scope of our obligations, if any. For example, we have been notified of potential liabilities involving the Lower Passaic River Study Area in New Jersey, the Malone Superfund Site in Texas, and two Quanta Resources sites in New York. We will be participating in the initial studies of these sites to determine site remediation objectives, goals and technologies. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase at the four sites. Of the seventeen sites, we have explicitly denied any liability for three sites and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated future expenditures for these off-site multi-party environmental matters, including the three civil actions, to be in the range of $1.6 million to $3.8 million.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

At eight sites we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Six of these projects relate to operations conducted by Chemical Leaman Corporation and its subsidiaries (“CLC”) prior to our acquisition of and merger with CLC in 1998. These six sites are: Bridgeport, New Jersey; William Dick, Pennsylvania; Charleston, West Virginia; Tonawanda, New York; Scary Creek, West Virginia; and East Rutherford, New Jersey. Each of these sites is discussed in more detail below. The remaining two investigations and remediations were triggered by the New Jersey Industrial Site Remediation Act (“ISRA”), which requires such investigations and remediations following the sale of industrial facilities. In addition to these eight sites, the current owner of one of our leased tank wash sites has agreed to take responsibility for complying with the investigation and remediation required by ISRA, and is currently investigating the site. We have estimated future expenditures for these eight properties to be in the range of $8.7 million to $16.7 million.

We and our predecessors have also been named in three civil actions related to property contamination. One of these matters has been settled, subject to a $25,000 payment. The second matter involves plaintiffs seeking contribution for remediation at an offsite chemical distribution and re-packaging facility and the third matter involves claims for the remediation of and diminution in value of privately owned property at the Malone Superfund Site.

Bridgeport, New Jersey

QDI is required under the terms of two federal consent decrees to perform remediation at this operating truck terminal and tank wash site. CLC entered into consent orders with the United States Environmental Protection Agency (“USEPA”) in May 1991 for the treatment of groundwater (operable unit one or “OU1”) and in October 1998 for the removal of contamination in the wetlands (“OU3”). In addition, we were required to assess the removal of contaminated soils (“OU2”).

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a two mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of contamination via in-situ treatment and a local discharge. The treatment facility has been approved and construction was substantially completed in early 2007 with start-up on-going. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate seven acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004 but was delayed due to weather-related issues. Field work was re-started in May 2005 and remediation work has been completed. In regard to OU2, USEPA is now in the process of finalizing a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the in-situ treatment previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated future expenditures to be in the range of $4.5 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (“PADEP”) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (“OU1”), treat contaminated groundwater (“OU2”), and perform remediation of contaminated soils (“OU3”) at this former wastewater disposal site. OU1 is complete. With respect to OU2, PADEP and USEPA have approved an interim remedy, which involves the construction of a treatment facility and discharge locally. We began construction of this facility in November 2006. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (“SVE”). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale operation in May 2004. In 2004, we also discovered buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third of a series of three former wastewater ponds, which needed to be excavated and removed for disposal offsite. This work was completed in early 2005. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We excavated the pond’s soils into three discrete piles and determined the best approach to treat these soil piles. It was determined that most of the soil piles could be treated on site using SVE as originally planned. However, some

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

modifications to the design had to be made in order to treat a limited number of soil piles. The SVE work began in 2006 and was completed in September 2007. Final site sampling is pending to determine if soil clean-up objectives have been achieved. We have estimated future expenditures to be in the range of $1.6 million to $3.4 million.

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

We have estimated future expenditures for the two properties listed above to be in the range of $2.6 million to $4.8 million.

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

There can be no assurance that additional issues or sites for which we are responsible will not be discovered, nor that violations by us of environmental laws or regulations will not be identified or occur in the future, or that environmental, health and safety laws and regulations will not change in a manner that could impose material costs on us.

9. Other Events

We entered into a Stock Purchase Agreement on August 2, 2007 to acquire (the “Acquisition”) all of the outstanding capital stock of Boasso America Corporation (“Boasso”) for an aggregate purchase price of (i) $57,350,000 in cash less the outstanding long-term indebtedness of Boasso, subject to a working capital adjustment, and (ii) a $2,500,000 7% promissory note for the benefit of Walter J. Boasso. For its fiscal year ended March 31, 2007, Boasso reported revenues of approximately $70 million. Boasso provides ISO tank container and depot services, with facilities located in Chalmette, Louisiana; Houston, Texas; Charleston, South Carolina; Chicago, Illinois; Detroit, Michigan and Jacksonville, Florida. Consummation of the Acquisition is subject to customary closing conditions, any of which may not be satisfied. The transaction is expected to close in the fourth quarter of 2007.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital (which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Consolidating balance sheets at September 30, 2007 and December 31, 2006 and consolidating statements of operations for each of the three and nine-month periods ended September 30, 2007 and September 30, 2006 and the consolidating statements of cash flows for each of the nine-month periods ended September 30, 2007 and September 30, 2006.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended September 30, 2007

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$148,900	$—	$—	$148,900
Other service revenue	—	—	18,570	166	—	18,736
Fuel surcharge	—	—	24,545	—	—	24,545

Total operating revenues	—	—	192,015	166	—	192,181

Operating expenses:
Purchased transportation	—	—	118,653	—	—	118,653
Compensation	—	—	22,301	1	—	22,302
Fuel, supplies and maintenance	—	—	21,429	—	—	21,429
Depreciation and amortization	—	—	4,176	156	—	4,332
Selling and administrative	—	—	7,411	31	—	7,442
Insurance claims	—	—	3,238	1	—	3,239
Taxes and Licenses	—	—	1,105	—	—	1,105
Communication and utilities	—	—	2,952	—	—	2,952
(Gain)/loss on disposal of property and equipment	—	—	211	8	—	219

Operating income	—	—	10,539	(31)	—	10,508

Interest expense	—	(7,218)	(556)	1	122	(7,651)
Interest income	6	—	176	138	(122)	198
Other income (expense)	2	—	106	171	—	279

Income (loss) before taxes	8	(7,218)	10,265	279	—	3,334
Income tax provision	—	—	1,931	51	—	1,982
Equity in (loss) earnings of subsidiaries	1,344	8,562	—	—	(9,906)	—

Net income (loss)	$1,352	$1,344	$8,334	$228	$(9,906)	$1,352

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended September 30, 2006

Unaudited- (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$149,150	$—	$—	$149,150
Other service revenue	—	—	15,267	257	—	15,524
Fuel surcharge	—	—	25,354	—	—	25,354

Total operating revenues	—	—	189,771	257	—	190,028

Operating expenses:
Purchased transportation	—	—	128,973	—	—	128,973
Compensation	—	—	19,052	—	—	19,052
Fuel, supplies and maintenance	—	—	15,064	—	—	15,064
Depreciation and amortization	—	—	3,707	166	—	3,873
Selling and administrative	—	—	4,847	28	—	4,875
Insurance claims	—	—	2,232	—	—	2,232
Taxes and Licenses	—	—	1,016	2	—	1,018
Communication and utilities	—	—	2,012	—	—	2,012
Gain on disposal of property and equipment	—	—	(697)	—	—	(697)

Operating income	—	—	13,565	61	—	13,626

Interest expense	—	(7,760)	(255)	—	112	(7,903)
Interest income	4	—	242	126	(112)	260
Other expense	—	—	(56)	(39)	—	(95)

Income (loss) before taxes	4	(7,760)	13,496	148	—	5,888
Income tax provision (benefit)	—	1,417	(33,564)	8	—	(32,139)
Equity in earnings (loss) of subsidiaries	38,023	47,200	—	—	(85,223)	—

Net income (loss)	$38,027	$38,023	$47,060	$140	$(85,223)	$38,027

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Nine Months Ended September 30, 2007

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$442,656	$—	$—	$442,656
Other service revenue	—	—	54,238	609	—	54,847
Fuel surcharge	—	—	67,483	—	—	67,483

Total operating revenues	—	—	564,377	609	—	564,986

Operating expenses:
Purchased transportation	—	—	358,027	—	—	358,027
Compensation	—	—	62,576	(18)	—	62,558
Fuel, supplies and maintenance	—	—	57,056	—	—	57,056
Depreciation and amortization	—	—	12,063	499	—	12,562
Selling and administrative	—	—	21,212	102	—	21,314
Insurance claims	—	—	14,332	(11)	—	14,321
Taxes and Licenses	—	—	2,729	—	—	2,729
Communication and utilities	—	—	8,081	—	—	8,081
(Gain)/loss on disposal of property and equipment	—	—	387	31	—	418

Operating income	—	—	27,914	6	—	27,920

Interest expense	—	(22,053)	(1,711)	1	360	(23,403)
Interest income	2	—	521	410	(360)	573
Other income (expense)	(5)	—	252	391	—	638

Income (loss) before taxes	(3)	(22,053)	26,976	808	—	5,728
Income tax provision (benefit)	(1,007)	—	3,068	168	—	2,229
Equity in (loss) earnings of subsidiaries	2,495	24,548	—	—	(27,043)	—

Net income (loss)	$3,499	$2,495	$23,908	$640	$(27,043)	$3,499

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Nine Months Ended September 30, 2006

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$440,776	$—	$—	$440,776
Other service revenue	—	—	49,936	795	—	50,731
Fuel surcharge	—	—	67,549	—	—	67,549

Total operating revenues	—	—	558,261	795	—	559,056

Operating expenses:
Purchased transportation	—	—	380,363	—	—	380,363
Compensation	—	—	55,326	—	—	55,326
Fuel, supplies and maintenance	—	—	38,786	17	—	38,803
Depreciation and amortization	—	—	11,167	494	—	11,661
Selling and administrative	—	—	15,424	202	—	15,626
Insurance claims	—	—	10,160	—	—	10,160
Taxes and Licenses	—	—	2,660	3	—	2,663
Communication and utilities	—	—	6,867	—	—	6,867
Gain on disposal of property and equipment	—	—	(920)	—	—	(920)

Operating income	—	—	38,428	79	—	38,507

Interest expense	—	(22,841)	(661)	—	334	(23,168)
Interest income	743	—	588	373	(334)	1,370
Write-off of debt issuance costs	—	—	—	—	—	—
Other income	—	—	214	48	—	262

Income (loss) before taxes	743	(22,841)	38,569	500	—	16,971
Income tax provision (benefit)	—	17	(31,157)	70	—	(31,070)
Equity in earnings (loss) of subsidiaries	47,298	70,156	—	—	(117,454)	—

Net income (loss)	$48,041	$47,298	$69,726	$430	$(117,454)	$48,041

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Balance Sheet

September 30, 2007

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$7,811	$2,170	$—	$9,981
Accounts receivable, net	60	—	93,345	155	—	93,560
Prepaid expenses	—	8	6,493	41	—	6,542
Prepaid tires	—	—	7,262	33	—	7,295
Deferred tax asset	—	—	18,320	—	—	18,320
Other	(33)	—	6,449	(15)	—	6,401

Total current assets	27	8	139,680	2,384	—	142,099

Property and equipment, net	—	—	112,882	493	—	113,375
Assets held-for-sale	—	—	351	—	—	351
Goodwill	—	—	141,098	—	—	141,098
Intangibles, net	—	—	1,586	—	—	1,586
Investment in subsidiaries	34,833	619,288	—	—	(654,121)	—
Non-current deferred tax asset	1,007	—	18,696	—	—	19,703
Other assets	—	6,085	2,690	—	—	8,775

Total assets	$35,867	$625,381	$416,983	$2,877	$(654,121)	$426,987

LIABILITIES, MINORITY INTEREST, SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Current maturities of capital leases	—	—	1,303	—	—	1,303
Accounts payable	—	—	11,911	43	—	11,954
Intercompany	(3,521)	310,419	(302,104)	(4,794)	—	—
Affiliates and independent owner-operators payable	—	—	14,950	—	—	14,950
Accrued expenses	—	6,771	19,949	(7)	—	26,713
Environmental liabilities	—	—	7,012	—		7,012
Accrued loss and damage claims	—	—	10,172	—	—	10,172

Total current liabilities	(3,521)	318,590	(236,807)	(4,758)	—	73,504

Long-term indebtedness, less current maturities	—	271,958	—	—	—	271,958
Long-term capital leases, less current maturities	—	—	3,788	—	—	3,788
Environmental liabilities	—	—	3,545	—	—	3,545
Accrued loss and damage claims	—	—	15,495	—	—	15,495
Other non-current liabilities	—	—	16,075	569	—	16,644
Deferred tax liability	—	—	—	832	—	832

Total liabilities	(3,521)	590,548	(197,904)	(3,357)	—	385,766

Minority interest in subsidiary	—	—	1,833	—	—	1,833

Shareholders’ equity (deficit):
Common stock	361,281	354,963	437,796	7,629	(800,388)	361,281
Treasury stock	(1,564)	—	—	—	—	(1,564)
(Accumulated deficit)/retained earnings	(111,695)	(111,766)	193,558	(794)	(80,998)	(111,695)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(18,775)	(18,775)	(18,300)	(546)	37,621	(18,775)
Stock purchase warrants	—	—	—	—	—	—
Stock subscription receivable	(270)	—	—	—	—	(270)

Total shareholders’ equity (deficit)	39,388	34,833	613,054	6,234	(654,121)	39,388

Total liabilities, minority interest and shareholders’ equity (deficit)	$35,867	$625,381	$416,983	$2,877	$(654,121)	$426,987

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Balance Sheet

December 31, 2006

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2007

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$3,499	$2,495	$23,908	$640	$(27,043)	$3,499
Adjustments for non-cash charges	(3,499)	(22,917)	16,603	283	27,043	17,513
Net changes in assets and liabilities	787	2,547	(12,749)	64	—	(9,351)
Intercompany activity	(787)	17,875	(16,643)	(445)	—	—

Net cash provided by (used in) operating activities	—	—	11,119	542	—	11,661

Cash flows from investing activities:
Capital expenditures	—	—	(6,708)	(20)	—	(6,728)
Acquisition of businesses and assets	—	—	(4,004)	—	—	(4,004)
Proceeds from sales of property and equipment	—	—	5,357	114	—	5,471

Net cash provided by (used in) investing activities	—	—	(5,355)	94	—	(5,261)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments of long-term debt	—	(1,050)	—	—	—	(1,050)
Principal payments of capital lease obligations	—	—	(899)	—	—	(899)
Proceeds from revolver	—	35,700	—	—	—	35,700
Payments on revolver	—	(35,700)	—	—	—	(35,700)
Payments on acquisition notes	—	—	(321)	—	—	(321)
Deferred financing fees	—	(153)	—	—	—	(153)
Stock offering costs	(787)	—	—	—	—	(787)
Other	(109)	—	—	—	—	(109)
Intercompany activity	896	1,203	(2,099)	—	—	—

Net cash provided by (used in) financing activities	—	—	(3,319)	—	—	(3,319)
Effect of exchange rate changes on cash	—	—	(20)	79	—	59
Net increase (decrease) in cash and cash equivalents	—	—	2,425	715	—	3,140

Cash and cash equivalents, beginning of period	—	—	5,386	1,455	—	6,841

Cash and cash equivalents, end of period	$—	$—	$7,811	$2,170	$—	$9,981

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2006

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$48,041	$47,298	$69,726	$430	$(117,454)	$48,041
Adjustments for non-cash charges	(48,041)	(68,536)	(20,090)	494	117,454	(18,719)
Net Changes in assets and liabilities	—	2,874	(16,010)	(169)	—	(13,305)
Intercompany activity	—	18,364	(18,185)	(179)	—	—

Net cash provided by operating activities	—	—	15,441	576	—	16,017

Cash flows from investing activities:
Capital expenditures	—	—	(10,692)	—	—	(10,692)
Acquisition of business assets	—	—	(5,506)	—	—	(5,506)
Proceeds from sales of property and equipment	—	—	5,466	—	—	5,466

Net cash used in investing activities	—	—	(10,732)	—	—	(10,732)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments of long-term debt	—	(1,050)	—	—	—	(1,050)
Principal payments capital lease obligations	—	—	(111)	—	—	(111)
Proceeds from revolver	—	159,000	—	—	—	159,000
Payments on revolver	—	(165,200)	—	—	—	(165,200)
Other	—	77	3,378	—	—	3,455
Intercompany activity	—	7,173	(7,173)	—	—	—

Net cash provided by financing activities	—	—	(3,906)	—	—	(3,906)

Net increase in cash and cash equivalents	—	—	803	576	—	1,379
Effect of exchange rate changes on cash	—	—	—	(63)	—	(63)
Cash, beginning of period	—	—	607	1,029	—	1,636

Cash, end of period	$—	$—	$1,410	$1,542	$—	$2,952

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate the largest for-hire dedicated bulk tank truck network in North America based on bulk service revenues as reported by Bulk Transporter in its 2006 Annual Gross Revenue Report. The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (which includes plastics), gasoline and related fuel products and bulk dry and liquid food-grade products. We primarily transport a broad range of chemical products and provide our customers with tank wash facilities, logistics and other value-added services. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including The Dow Chemical Company, Procter & Gamble Company, E.I. duPont and PPG Industries, and we provide services to most of the top 100 chemical producers with U.S. operations.

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

Our bulk service network consists primarily of company operated terminals independently owned third-party affiliate terminals and independent owner-operator drivers. Affiliates are independent companies we contract with to operate trucking terminals and tank washes exclusively on our behalf in defined markets. The affiliates provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. This relationship is governed by an extensive contract that sets, among other things, the markets and customers to be served by the affiliate, the revenue and cost sharing arrangement, and non-competition terms. Owner-operators are generally individual drivers who own or lease their tractors and agree to drive exclusively for us and our affiliate partners. We believe the use of affiliates and independent owner-operators provides three key competitive advantages to us in the marketplace. First, we believe that some well managed, locally owned and operated affiliate terminals can provide superior, tailored customer service. Second, affiliates and independent owner-operators are typically paid a fixed contractual percentage of revenue for each load they transport creating a variable cost structure that provides protection against cyclical downturns. Third, our use of affiliates and independent owner-operators create a variable cost business model that generally reduces our capital investment, as our affiliate and independent owner-operators directly invest a substantial amount of the capital necessary to support the business they service. We continually evaluate our mix of affiliate and company terminals to optimize customer service, revenue growth, profitability and return on investment.

We believe the most significant factors relevant to our future business growth are the ability to (i) obtain additional business from existing customers, (ii) acquire existing transportation related businesses in strategic markets, (iii) add new customers, and (iv) recruit and retain drivers. Revenue has been partially driven by pricing increases and we expect pricing increases to continue to positively impact our revenue growth. While a number of our customers operate their own private tank truck fleets and many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource a greater proportion of their logistic needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships and flexible business model, we believe we are well-positioned to benefit from customers seeking consolidation of their shipping relationships and those opting to outsource a greater portion of their logistic needs to third-party tank truck carriers.

During 2007, we acquired the business of a tank wash operation with annual revenues of approximately $12 million for $2.5 million. In addition, we have acquired the businesses of three affiliates for $2.9 million, in the aggregate.

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

Property and equipment – Property and equipment expenditures, including tractor and trailer rebuilds that extend the useful lives of such equipment, are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets to an estimated salvage value. Annual depreciable lives are 10-25 years for buildings and improvements, 5-7 years for tractors and 15-20 years for trailers, 5-20 years for terminal equipment, 3-7 years for furniture and fixtures, and 3-10 years for other equipment. Tractor and trailer rebuilds, which are recurring in nature and extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 3 to 10 years, based on the type and extent of these rebuilds. Maintenance and repairs are charged directly to expense as incurred. Management estimates the useful lives of these assets based on historical trends and the age of the assets when placed in service, and any changes in the actual lives could result in material changes in the net book value of these assets. Additionally, we estimate the salvage values of these assets based on historical sales of disposals, and any changes in the actual salvage values could also affect the net book value of these assets.

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

Goodwill – Goodwill is reviewed for impairment annually and whenever events or circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events or circumstances indicate possible impairment. We identified three reporting units: transportation operations, insurance operations and foreign operations. We allocated goodwill to the transportation operation as it principally resulted from the acquisition of Chemical Leaman Corporation in 1998. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill. We performed our annual assessment during the second quarter of fiscal year 2007. We used a combination of discounted cash flows and valuation of our capital structure to estimate the fair value. Projections for future cash flows were based on our recent operating trends and projected average growth rate for revenue of approximately 5.2% over 5 years. The discount rate used to discount cash flows was based on our weighted average cost of capital of approximately 12.1%. Even if our revenue projections were to decline by 10%, we would not have an impairment of our goodwill. If actual cash flows turn out to be significantly less than projections, then the impairment analysis could change, possibly resulting in future impairment charges.

Deferred tax asset – We use the liability method of accounting for income taxes as prescribed by SFAS No. 109. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

Valuation allowances related to United States (“U.S.”) tax jurisdictions were reversed during the third and fourth quarter of 2006 based on our assessment that it was more likely than not that those deferred tax assets will be realizable based on income projections of future taxable income and the expiration dates and amounts of net operating loss carryforwards. These estimates of projected taxable income include price and volume increases as well as expected expansion of market share. These projections are based on assumptions which management believes to be reasonable and consistent with current operating results although the actual results achieved may differ materially from these projections.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

At December 31, 2006 positive evidence included having achieved profitability for financial reporting purposes for eight consecutive quarters beginning with the first quarter of fiscal 2005. Additionally, we were no longer in a U.S. cumulative loss position at the third quarter of fiscal 2006. We determine cumulative losses on a rolling thirty six months basis.

We project both aggregate U.S. pre-tax income as well as aggregate U.S. taxable income for the years 2007 through 2010 sufficient to absorb existing net operating loss carryforwards. At December 31, 2006 we had estimated $83 million in Federal net operating loss carryforwards, $2.6 million in alternative minimum tax credit carryforwards and $1.8 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2025, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. We do not have a history of net operating loss or tax credit carryforwards expiring unused.

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

Environmental liabilities – We have reserved for potential environmental liabilities based on the best estimates of potential clean-up and remediation for known environmental sites. We employ a staff of environmental professionals to administer all phases of our environmental programs and use outside experts where needed. These professionals develop estimates of potential liabilities at these sites based on projected and known remediation costs. These cost projections are determined through previous experiences with other sites and through bids from third-party contractors. Management believes current reserves are reasonable based on current information.

Accident claims reserves – We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $5 million per incident for bodily injury and property damage and $1 million per incident for workers’ compensation for periods after September 15, 2002. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates, the judgment of our own claims and safety departments’ personnel. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Revenue recognition – Transportation revenues, including fuel surcharges and related costs are recognized on the date the freight is delivered. Other service revenues, consisting primarily of lease revenues from affiliates, owner-operators and third parties, are recognized ratably over the lease period. Tank wash revenues are recognized when the wash is completed. Service revenues on insurance policies are recorded as a contractual percentage of premiums received ratably over the period that the insurance covers. We have recognized all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted by our customers.

Allowance for uncollectible receivables – The allowance for all potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by our management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators and affiliates. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

make payments, an additional allowance could be required. Absent a change in our collection efforts, a $50 million increase in our receivables (aged between 90 days and 61 days) resulting from transportation billings would increase our allowance for uncollectible receivables by approximately $1.0 million.

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

Pension plans – We maintain two noncontributory defined-benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (5.5% to 5.75%) and assumed rates of return (7.50% to 8.00%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and nine months ended September 30, 2007 and September 30, 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Transportation	77.5%	78.5%	78.3%	78.8%
Other service revenue	9.7%	8.2%	9.7%	9.1%
Fuel surcharge	12.8%	13.3%	12.0%	12.1%

Total operating revenues	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	61.7%	67.9%	63.4%	68.0%
Compensation	11.6%	10.0%	11.1%	9.9%
Fuel, supplies and maintenance	11.1%	7.9%	10.1%	6.9%
Depreciation and amortization	2.3%	2.0%	2.2%	2.1%
Selling and administrative	3.9%	2.6%	3.8%	2.8%
Insurance claims	1.7%	1.2%	2.5%	1.8%
Taxes and licenses	0.6%	0.5%	0.5%	0.5%
Communication and utilities	1.5%	1.1%	1.4%	1.2%
Loss (gain) on disposal of property and equipment	0.1%	-0.4%	0.1%	-0.2%

Total operating expenses	94.5%	92.8%	95.1%	93.0%

Operating income	5.5%	7.2%	4.9%	7.0%

Interest expense	-4.0%	-4.2%	-4.1%	-4.1%
Interest income	0.1%	0.1%	0.1%	0.2%
Other income (expense)	0.1%	0.0%	0.1%	-0.1%

Income before income taxes	1.7%	3.1%	1.0%	3.0%
Provision for income taxes	1.0%	-16.9%	0.4%	-5.6%

Net income	0.7%	20.0%	0.6%	8.6%

The following table shows the approximate number of terminals, drivers, tractors and trailers, that we managed (including affiliates and owner-operators) as of September 30:

	2007	2006
Terminals (1)	164	165
Drivers	3,356	3,428
Tractors (2)	3,775	3,690
Trailers (3)	7,518	7,709
Transportation billed miles (in thousands) (4)	118,293	120,912

(1)	excludes transload facilities
(2)	excludes 142 tractors held as inventory for sale as of September 30, 2006
(3)	excludes 169 and 280 trailers that are held-for-sale as of September 30, 2007 and 2006, respectively
(4)	for the nine months ended September 30, 2007 and 2006, respectively

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

For the quarter ended September 30, 2007, total revenues were $192.2 million, an increase of $2.2 million, or 1.1%, from revenues of $190.0 million for the same period in 2006. Transportation revenue decreased by $0.3 million or 0.2%. We had a 1.6% decrease in the total number of miles driven as the average number of miles per load decreased slightly over the prior year period along with a decrease in overall loads. This decrease in volume was offset by average rate increases of 1.5% as compared to the prior year period.

Other service revenue increased $3.2 million, or 20.7%. This increase was primarily due to a $1.7 million increase in revenue generated by our tank wash business resulting in part from the acquisition of a tank wash business on May 1, 2007, a $0.9 million increase in other miscellaneous revenue, including transloading revenues and a $0.6 million increase in rental revenues. Fuel surcharge revenue decreased $0.8 million, or 3.2%, primarily due to a decrease in the total number of miles driven and a slight decrease in the average price of fuel.

Purchased transportation decreased by $10.3 million, or 8.0%, due primarily to the conversion of affiliates to company-owned operations. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 68.4% for the current quarter versus 73.9% for the prior year quarter due primarily to the conversion of affiliate terminals to Company terminals. The percentage of our total transportation revenue (excluding fuel surcharge) generated by our affiliates and owner-operators decreased to 54.5% for the third quarter of 2007 versus 63.8% for the 2006 quarter. Overall, these conversions resulted in our affiliate transportation revenue (excluding fuel surcharges) decreasing 9.5% from the comparable prior year quarter while the transportation revenue for Company terminals increased by 9.4%. We pay our affiliates a greater percentage of revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. During the 2007 and 2006 quarters, we paid our affiliates approximately 85% of the transportation revenue and paid owner-operators approximately 65% of transportation revenue.

Compensation expense increased $3.3 million, or 17.1%, primarily due to new or converted Company terminals added over the prior year, company-wide compensation increases, and a $0.3 million increase in healthcare costs. This increase was offset in part by a $0.4 million decrease in stock-based compensation expense. This decrease in stock compensation is due to the compensation costs for stock units being fully recognized in 2006 of which $0.4 million was recognized in the third quarter of 2006.

Fuel, supplies and maintenance increased $6.4 million, or 42.3%, due to increased fuel costs as we increase the amount of fuel used in company operations, costs associated with the shift of revenue from affiliates to company-owned terminals, increased lease costs as we fund the addition of newer trailers and tractors to our fleet through the use of operating leases, costs associated with tires for our fleet, increased maintenance as we increase the capacity of our equipment and increased cleaning of our trailers.

Selling and administrative expenses increased by $2.6 million, or 52.7%, due primarily to $0.8 million of additional professional environmental fees, and $0.5 million in additional costs for facilities resulting from the affiliate conversions and $0.6 million of increased bad debt expenses than the comparable prior-year period. In the prior period, we recorded a reduction in our bad debt reserves due to improved collection efforts.

Insurance expense increased by $1.0 million, or 45.1%, due primarily to a reduction in our reserves generated in the prior year from using more specific industry data in calculating our projected claims.

We generated a loss on disposal of assets of $0.2 million as compared to a gain of $0.7 million in the comparable prior year period. The loss in the current year resulted from disposals of certain tank wash equipment and sales of older tractors, compared with a gain in the prior year resulting from the sale of trailers.

For the quarter ended September 30, 2007, operating income totaled $10.5 million, a decrease of $3.1 million or 22.9%, compared to $13.6 million for the same period in 2006. The operating margin for the quarter ended September 30, 2007, was 5.5% compared to 7.2% for the same period in 2006 as a result of the above-mentioned items.

Interest expense decreased by $0.3 million or 3.2% in the quarter ended September 30, 2007 compared to the same period in 2006, primarily due to a reversal of accrued penalty interest offset in part by an increase in interest expense associated with the increase in our capital lease obligations. Interest income was relatively flat as compared to the prior year.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The provision for income taxes was $2.0 million for the quarter ended September 30, 2007 compared to a tax benefit of $32.1 million for the same period in 2006. In the comparable prior year period, our effective tax rate was lower as a result of recognizing tax benefits resulting from the realization of part of our valuation allowance on the net operating loss estimated to be utilized against our 2006 taxable income. Our effective tax rate for the three months ended September 30, 2007 was approximately 60.0%. We expect our effective annual income tax rate for the year ended December 31, 2007 to range from 39% to 42%.

For the quarter ended September 30, 2007, our net income was $1.4 million, compared to net income of $38.0 million for the same period last year.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007, total revenues were $565.0 million, an increase of $5.9 million, or 1.1%, from revenues of $559.1 million for the same period in 2006. Transportation revenue increased by $1.9 million or 0.4%. We had a 2.2% decrease in the total number of miles driven as the average number of miles per load decreased slightly over the prior year period along with a decrease in overall loads. This decrease in volume was offset by average rate increases of 2.6% over the comparable prior year period.

Other service revenue increased $4.1 million, or 8.1%. This increase was primarily due to a $1.3 million increase in rental revenues, a $1.5 million increase in other miscellaneous revenue, including transloading revenues, and a $1.3 million increase in revenue generated by our tank wash business. Fuel surcharge revenue decreased $0.1 million, or 0.1%, primarily due to a decrease in the total number of miles driven and a slight decrease in the average price of fuel.

Purchased transportation decreased by $22.3 million, or 5.9%, due primarily to the conversion of affiliates to company-owned operations. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 70.2% for the current nine months versus 74.8% for the prior year comparable period due primarily to the conversion of affiliate terminals to Company terminals. The percentage of our total transportation revenue (excluding fuel surcharge) generated by our affiliates and owner-operators decreased to 57.8% for the nine months of 2007 versus 67.8% for the 2006 comparable period. Overall, these conversions resulted in our affiliate transportation revenue (excluding fuel surcharges) decreasing 9.9% from the comparable prior year period while the transportation revenue for Company terminals increased by 10.3%. We pay our affiliates a greater percentage of revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. During the 2007 and 2006 periods, we paid our affiliates approximately 85% of the transportation revenue and paid owner-operators approximately 65% of transportation revenue.

Compensation expense increased $7.2 million, or 13.1%, primarily due to new or converted Company terminals added over the prior year, company-wide compensation increases, and a $1.0 million increase in healthcare costs. This increase was offset in part by a $0.8 million decrease for incentive accruals and a $1.0 million decrease in stock-based compensation expense. This decrease in stock compensation is due to the compensation costs for stock units being fully recognized in 2006 of which $1.1 million was recognized in the first nine months ended September 30, 2006.

Fuel, supplies and maintenance increased $18.2 million, or 47.0%, due to higher fuel costs, costs associated with the shift of revenue from affiliates to company owned terminals, increased lease costs as we fund the addition of newer trailers and tractors to our fleet through the use of operating leases, costs associated with tires for our fleet, increased maintenance as we increase the capacity of our equipment and increased cleaning of our trailers.

Selling and administrative expenses increased by $5.7 million, or 36.4%, due primarily to a $0.8 million bad debt expense in the current year versus a $0.5 million reversal of part of our bad debt allowance in the prior year as a result of our improved collection efforts. We also incurred in the current year period $1.7 million of additional environmental costs and related professional fees and a $1.4 million increase in facility costs associated with the affiliate conversions and $0.3 million of costs associated with the relocation of our corporate headquarters.

Insurance expense increased by $4.2 million, or 41.0%, due primarily to the severity of accidents that occurred during the nine months ended September 30, 2007. In the comparable prior year period, we recorded a $1.7 million reduction in claims on insurance policies retained by our insurance subsidiary, a reduction in our reserves from using more specific industry data in calculating our projected claims and a $0.5 million refund of certain fees.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Loss on disposal of property and equipment was $0.4 million in 2007 as compared to a gain of $0.9 million in 2006. This change was primarily due to the loss on disposal of equipment associated with our tankwash business and for the sale of older tractors in the current-year period as opposed to a net gain resulting from trailers sold in the prior year period.

For the nine months ended September 30, 2007, operating income totaled $27.9 million, a decrease of $10.6 million or 27.5%, compared to $38.5 million for the same period in 2006. The operating margin for the nine months ended September 30, 2007, was 4.9% compared to 6.9% for the same period in 2006 as a result of the above items.

Interest expense increased by $0.2 million or 1.0% in the first nine months of 2007 compared to the same period in 2006, primarily due to an increase in the interest rates for our variable term debt as compared to the prior year and an increase in interest expense associated with the increase in our capital lease obligations offset in part by a reversal of accrued penalty interest. Interest income was down $0.8 million primarily due to the realization in the prior year of $0.7 million of interest income arising from the payment in stock of two subscription notes.

The provision for income taxes was $2.2 million for the nine months ended September 30, 2007 compared to a tax benefit of $31.1 million for the same period in 2006. The $2.2 million provision includes the recognition of a $1.0 million tax benefit in the first quarter. This benefit arose from the identification of previously unrecognized deferred tax assets and a change in our expected effective tax rate. In the comparable prior year period, our effective tax rate was lower as a result of recognizing tax benefits resulting from the realization of part of our valuation allowance on the net operating loss estimated to be utilized against our 2006 taxable income.

For the nine months ended September 30, 2007, our net income was $3.5 million, compared to net income of $48.0 million for the same period last year.

Liquidity and Capital Resources

The following summarizes our cash flows for the nine months ended September 30, 2007 and 2006 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements (in thousands):

	Nine months ended September 30,
	2007	2006
Net cash provided by operating activities	$11,661	$16,017
Net cash used in investing activities	(5,261)	(10,732)
Net cash used in financing activities	(3,319)	(3,906)
Effect of exchange rate changes on cash	59	(63)

Net increase in cash and cash equivalents	3,140	1,316
Cash and cash equivalents at beginning of period	6,841	1,636

Cash and cash equivalents at end of period	$9,981	$2,952

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Our revolving credit agreement terminates in November 2008. Our primary cash needs consist of capital expenditures and debt service including our variable term loan due in 2009, our 9% Senior Subordinated Notes due 2010 (“9% Senior Subordinated Notes”) and our Senior Floating Rate Notes due 2012 (“Senior Floating Rate Notes”). We incur capital expenditures for the purpose of purchasing tractors and trailers to meet our strategic needs during the year, and maintaining and improving our infrastructure. We plan to reduce our capital expenditures by entering into operating leases which will result in increased operating expenses in future periods. During the nine-month period ended 2007 and 2006, we reduced our capital expenditures required for our tractor and trailer acquisitions by entering into operating leases for equipment valued at $12.3 million and $13.8 million which will increase operating expenses in future periods. We plan to continue to enter into operating leases to reduce capital expenditures during the remainder of 2007.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Net cash provided by operating activities was $11.7 million for the nine-month period ended September 30, 2007 compared to $16.0 million provided by the comparable 2006 period. The $4.4 million change in cash provided by operating activities was due in part to the payment of claims classified under accrued loss and damage claims and a decrease in accounts receivable collections offset in part by the discontinuance of purchasing tractors as inventory and the reduction in our accounts payable. The usage of cash for accounts receivable in the 2007 period was primarily due to increased billings late in the third quarter of 2007. However, our average days sales outstanding actually declined from 46 days at September 30, 2006 to 43 days at September 30, 2007. In the comparable 2006 period, we utilized cash to purchase tractors as inventory to be held for resale to new drivers, paid for environmental costs and paid down our accounts payable which included a large accident claim even as we improved our accounts receivable collection efforts.

Cash used in investing activities totaled $5.3 million for the nine-month period ended September 30, 2007, compared to $10.7 million used in the comparable 2006 period. The decrease of $5.5 million resulted from a reduction in capital expenditures and a reduction in cash paid for business assets purchased in 2007 as compared to 2006.

Cash used in financing activities was $3.3 million during the nine-month period ended September 30, 2007, compared to net cash used in financing activities of $3.9 million for the same period in 2006. Cash used in both periods was primarily due to the payment of our capital lease obligations and term loan. In 2006, the paydown of our revolver was offset in part by the increase in our book overdraft.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at September 30, 2007 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2007	Year 2008	Year 2009	Year 2010	Year 2011	Year 2012 and after
Operating leases (1)	$90,349	$6,064	$21,887	$19,494	$14,068	$10,071	$18,765
Total indebtedness (2)	274,400	350	1,400	62,650	125,000	—	85,000
Capital leases	5,091	321	1,323	1,457	1,394	487	109
Interest on indebtedness (3)	96,470	6,878	27,351	26,508	20,492	10,547	4,694

Total	$466,310	$13,613	$51,961	$110,109	$160,954	$21,105	$108,568

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases.
(2)	Excludes an unamortized original issue discount of $1.0 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of September 30, 2007 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of September 30, 2007 will remain in effect until maturity.

Other Liabilities and Obligations

We have $10.6 million of environmental liabilities, $10.1 million of pension plan obligations and $25.7 million of other insurance claim obligations. We expect to pay these various obligations over the next eleven years. We also have $55.1 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of September 30, 2007 for our insurance administrator totaled $47.1 million. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letters of credit. As of September 30, 2007, our FIN 48 liability is $3.3 million and represents total gross unrecognized tax benefits that may be paid in future periods. In addition, we have accrued $1.7 million of interest and penalties that may be paid in future periods.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Long-term Debt

Our principal debt sources at September 30, 2007, comprise $125 million principal amount of 9% Senior Subordinated Notes, $85 million principal amount of Senior Floating Rate Notes, a credit agreement consisting of a delayed-draw term loan, a $75 million revolver and a $20 million pre-funded letter of credit facility, all of which were issued or entered into by QD LLC and QD Capital

Senior Floating Rate Notes

The $85 million in Senior Floating Rate Notes were issued by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries. The Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The interest rate on the Senior Floating Rate Notes at September 30, 2007 and 2006 was 9.9% and 10.0%, respectively.

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

Term Loan

The term loan bears interest at our option at (a) 2.00% in excess of the defined base rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustment based upon the achievement of certain financial ratios. The principal payments are payable quarterly on March 15, June 15, September 15 and December 15. The term loan matures on November 12, 2009. The principal payments are payable quarterly on March 15, June 15, September 15 and December 15. The term loan matures on November 12, 2009. The interest rate on the term loan at September 30, 2007 and 2006 was 8.1% and 8.3%, respectively.

Revolving Credit Facility

The revolver facility comprises a $75.0 million revolver that is available until November 12, 2008 and a $20 million pre-funded letter of credit facility that is available until November 12, 2009. The revolver can be used for working capital and general corporate purposes, including permitted acquisitions and additional letters of credit. At September 30, 2007, we had $39.9 million available under the revolver and $55.1 million in outstanding letters of credit.

Interest on the revolver is, at our option, (a) 2.50% in excess of the base rate provided in the credit agreement, or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolver at September 30, 2007 and 2006 was 10.75%.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

9% Senior Subordinated Notes

The 9% Senior Subordinated Notes are unsecured obligations, due 2010, issued by QD LLC and QD Capital and guaranteed on a senior subordinated basis by QDI and domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors. The Senior Subordinated Notes pay interest semi-annually on May 15 and November 15.

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

The credit agreement contains restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions, redeemable common stock, and preferred stock issuance, capital expenditures, and the payment of dividends. The credit agreement includes one financial covenant, the ratio of Senior Secured Debt (as defined) to Consolidated EBITDA (as defined), which must be maintained. As of September 30, 2007, we were in compliance with all debt covenants.

Debt Retirement

The following is a schedule of our indebtedness at September 30, 2007 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2007	2008	2009	2010	2011	Year 2012 and after	Total
Variable term loan due 2009	$350	$1,400	$62,650	$—	$—	$—	$64,400
Capital lease obligations	321	1,323	1,457	1,394	487	109	5,091
Revolver due 2008	—	—	—	—	—	—	—
9% Senior Subordinated Notes, due 2010	—	—	—	125,000	—	—	125,000
Senior Floating Rate Notes, due 2012	—	—	—	—	—	85,000	85,000

Total	$671	$2,723	$64,107	$126,394	$487	$85,109	$279,491

The above table does not include the remaining unamortized original issue discount of $1.0 million relating to the Senior Floating Rate Notes.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The following is a schedule of our debt issuance costs at September 30, 2007:

	Issuance Costs	Accumulated Amortization	Balance
Variable term loan due 2009	$2,315	$1,614	$701
Revolver due 2008	1,951	1,273	678
9% Senior Subordinated Notes, due 2010	5,496	3,075	2,421
Senior Floating Rate Notes, due 2012	2,465	954	1,511

Total	$12,227	$6,916	$5,311

We are amortizing these costs over the term of the debt instruments.

QD LLC, has the ability to incur additional debt, subject to limitations imposed by the credit facility and the indentures governing the 9% Senior Subordinated Notes and the Senior Floating Rate Notes. Under the indentures governing the notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.00 to 1.0 or less. As of September 30, 2007, we were in compliance with this covenant.

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

As a holding company with no significant assets other than ownership of 100% of QD LLC’s membership units, QDI also depends upon QD LLC’s cash flows to service our debt. QD LLC’s ability to make distributions to QDI is restricted by the covenants contained in the revolving credit facility and the indentures governing the notes. However, Apollo Management, as our controlling shareholder, may have an interest in pursuing reorganizations, restructurings or other transactions involving us that, in their judgment, could enhance their equity investment even though those transactions might involve increasing QD LLC’s leverage or impairing QD LLC’s creditworthiness in order to decrease QDI’s leverage. While the restrictions in the revolving credit facility cover a wide variety of arrangements that have traditionally been used to effect highly leveraged transactions, the revolving credit facility and the indentures may not afford the holders of our debt protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors in our Annual Report on Form 10-K for the year ended December 31, 2006, included under Item 1A “Risk Factors”, the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, as well as this Quarterly Report on Form 10-Q. These factors include:

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

•	competitive rate fluctuations,

•	the availability and cost of diesel fuel,

•	adverse weather conditions,

•	loss of qualified personnel, which could limit our growth and negatively affect operations,

•	our dependence on affiliates and owner-operators and our ability to attract and retain owner-operators, affiliates and Company drivers,

•	changes in, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry,

•	increased unionization, which could increase our operating costs or constrain operating flexibility,

•	our obligations under both historical and future environmental regulations and the increasing costs of environmental compliance,

•	our substantial leverage and restrictions contained in our debt agreements, including our credit facility and our indentures, and interest rate fluctuations in our floating rate indebtedness,

•	the loss of one or more significant customers,

•	the cost of complying with existing and future anti-terrorism security measures enacted by federal, state and municipal authorities,

•	changes in senior management,

•	our failure to consummate any acquisition to which we have agreed, including the inability to obtain the financing requisite to consummate the acquisition,

•	our ability to successfully integrate acquired businesses and converted affiliates,

•	our ability to achieve anticipated operating results and debt reductions in fiscal 2007, and

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

•	interests of Apollo Management, our largest shareholder, which may conflict with your interests.

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

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the nine months ended September 30, 2007, we did not hold derivative instruments or engage in other hedging transactions to reduce our exposure to such risks.

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

(in thousands)	Balance at September 30, 2007	Interest Rate at September 30, 2007	Effect of 1% Change
Revolver	$—	10.8%	$—
Term Loan	64,400	8.1%	644
Senior Floating Rate Notes	85,000	9.9%	850

Total	$149,400		$1,494

At September 30, 2007, a 1% point increase in the current per annum interest rate for each would result in $1.5 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of September 30, 2007. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

•	the value of the net assets of our international operations reported in United States dollars.

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 7.3% of our consolidated revenue for the nine months ended September 30, 2007 and 7.1% of our consolidated revenue for the nine months ended September 30, 2006. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the nine months ended September 30, 2007 were positively impacted by a $1.0 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first nine months of 2007 related to changes in the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by $0.4 million for the nine months ended September 30, 2007, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at September 30, 2007, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. In the nine months ended September 30, 2007, a majority of fuel price increases were covered through fuel surcharges.

ITEM 4—Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2007 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Other than reported in “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2006, “Note 17. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 8. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A—Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 included under Item 1A “Risk Factors” in addition to the other information set forth in this report and in our Quarterly Reports for the quarters ended March 31, 2007 and June 30, 2007. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2—Unregistered Sale of Equity Securities and Use of Proceeds

None

ITEM 3—Defaults Upon Senior Securities

None

ITEM 4—Submission of Matters to a Vote of Security Holders

None

ITEM 5—Other Information

None

ITEM 6—Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement dated August 2, 2007, among Quality Distribution, LLC, Walter J. Boasso, Scott Leonard, Scott D. Giroir, Robert E. Showalter, and Rose Mary Doyle

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

November 8, 2007	/s/ Gary R. Enzor
GARY R. ENZOR,
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

November 8, 2007	/s/ Timothy B. Page
TIMOTHY B. PAGE, SENIOR VICE
PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)