Form 10-K
period 2007-12-31
QUALITY DISTRIBUTION INC
filed 2008-03-14
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

COMMISSION FILE NUMBER 000-24180

Quality Distribution, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-3239073
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4041 Park Oaks Boulevard, Suite 200

Tampa, Florida 33610

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2007 was $86.9 million (based on the closing sale price of $11.23 per share).

As of March 1, 2008, the registrant had 19,252,689 outstanding shares of Common Stock, no par value, outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report, along with other documents that are publicly disseminated by us contains or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report and in any subsequent filings made by us with the SEC other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item-1A “Risk Factors.” These factors include:

•	general economic conditions,

•	the availability of diesel fuel,

•	adverse weather conditions,

•	competitive rate fluctuations,

•	our substantial leverage and restrictions contained in our debt arrangements and interest rate fluctuations in our floating rate indebtedness,

•

the cyclical nature of the transportation industry due to various economic factors such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements,

•	changes in demand for our services due to the cyclical nature of our customers’ businesses,

•	potential disruption at U.S. ports of entry could adversely affect our business, financial condition and results of operations,

•	our dependence on affiliates and owner-operators and our ability to attract and retain owner-operators, affiliates and Company drivers,

•	changes in the future, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry,

•	our material exposure to both historical and changing environmental regulations and the increasing costs relating to environmental compliance,

•

our liability as a self-insurer to the extent of our deductibles, as well as our ability or inability to reduce our claims exposure through insurance due to changing conditions and pricing in the insurance marketplace,

•	the cost of complying with existing and future anti-terrorism security measures enacted by federal, state and municipal authorities,

•	the potential loss of our ability to use net operating losses to offset future income due to a change of control,

•	increased unionization, which could increase our operating costs or constrain operating flexibility,

•	our ability to successfully integrate acquired businesses and converted affiliates, and

•	interests of Apollo Management, our largest shareholder, which may conflict with your interests.

In addition, there may be other factors that could cause our actual results and financial condition to be materially different from the results referenced in the forward-looking statements.

All forward-looking statements contained in this Form 10-K are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

Overview

We operate the largest for-hire chemical bulk tank truck network in North America based on bulk service revenues, and we believe we have more than twice the revenues of our closest competitor in our primary chemical bulk transport market in the U.S. The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We primarily transport a broad range of chemical products and provide our customers with tank wash facilities, ISO depot services, leasing, transloading services, logistics and other value-added services. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including Dow Chemical, Procter & Gamble, DuPont and PPG Industries, and we provide services to most of the top 100 chemical producers with U.S. operations.

Our bulk service network consists primarily of company operated terminals, independently owned third-party affiliate terminals and independent owner-operator drivers. Affiliates are independent companies we contract with to operate trucking terminals and tank washes exclusively on our behalf in defined markets. The affiliates provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Owner-operators are generally individual drivers who own or lease their tractors and agree to drive exclusively for us and our affiliate partners. We believe the use of affiliates and independent owner-operators provides the following key competitive advantages to us in the marketplace:

•	Locally owned and operated affiliate terminals can provide superior, tailored customer service.

•

Affiliates and independent owner-operators are paid a fixed, contractual percentage of revenue for each load they transport creating a variable cost structure that provides protection against cyclical downturns.

•	Reliance on affiliate and independent owner-operators creates an asset-light business model that generally reduces our capital investment.

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

Acquisition

On December 18, 2007, we acquired all of the outstanding capital stock of Boasso America Corporation (“Boasso”) for an aggregate purchase price of (i) $58.8 million in cash less the outstanding long-term indebtedness of Boasso, subject to a working capital adjustment, and (ii) a $2.5 million 7% promissory note with a two-year maturity for the benefit of Boasso’s principal stockholder, Walter J. Boasso (the “Boasso Note”) excluding fees and direct costs.

Boasso is the leading provider of International Organization for Standardization, or ISO, tank container over-the-road transportation and depot services in North America. The ISO tank container transportation and depot services market has experienced significant recent growth as chemical manufacturers have moved toward greater utilization of standardized ISO tank containers to efficiently transport their products around the world via sea, land and air. Boasso’s tank container depots, which provide transportation, cleaning, heating, testing, maintenance and storage services, are located at or near the ports of Chalmette, Louisiana; Houston, Texas; Charleston, South Carolina; Chicago, Illinois; Detroit, Michigan and Jacksonville, Florida. In addition to further enhancing our scope of services, we believe there are synergies to be achieved from the Boasso acquisition, including lower insurance cost for the Boasso business and reduction of duplicative overhead and facilities.

Our Industry

We estimate, based on industry sources, that the highly fragmented North American for-hire segment of the chemical bulk transport market generated revenues of approximately $6.5 billion in 2006. We specifically operate in the for-hire chemical and food grade bulk transport market (estimated at $4.0 billion in 2006) where we believe, based on published reports, we have achieved leading market share (estimated at 18%), based on revenues. Our competition in the for-hire segment is comprised of more than 200 smaller, primarily regional carriers. Based on revenues as reported in Bulk Transporter’s Tank Truck Carrier 2006 Annual Gross Revenue Report, we operate the largest for-hire chemical bulk tank truck network comprising terminals, tractors and trailers in North America and therefore believe we are well-positioned to expand our business by increasing our market share.

The chemical bulk tank truck industry growth is generally dependent on (i) volume growth in the industrial chemical industry, (ii) the rate at which chemical companies outsource their transportation needs, (iii) the overall capacity of the rail system, and, in particular (iv) the extent to which chemical companies make use of the rail system for their bulk chemical transportation needs. As competitive pressures force chemical companies to reduce costs and focus on their core businesses, we believe that chemical companies will consolidate their shipping relationships and outsource a greater portion of their logistics needs to third-party tank truck carriers. We believe that large, national full-service carriers will benefit from any such consolidation of relationships and outsourcing of logistics needs and will be able to grow faster than the overall bulk tank truck industry. As a result of our leading market position, breadth of customer services, flexible business model and decentralized operating structure, we believe we are well positioned to benefit from current industry outsourcing trends.

As the chemical industry continues the recent trend towards the globalization of petro-chemical manufacturing capacity, greater quantities of chemicals are being imported into the United States. Consequently, the ISO tank container transportation and depot services business has seen double digit growth rates over the past five years and this growth is expected to continue for the foreseeable future. Boasso is the market leader in the North American ISO tank container transportation and depot services business, which we estimate is a $250 million market.

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

Development of Our Company

Our Company was formed in 1994 as a holding company known as MTL, Inc. and consummated its initial public offering on June 17, 1994. On June 9, 1998, MTL, Inc. was recapitalized through a merger with a corporation controlled by Apollo Investment Fund III, L.P. As a result of the recapitalization, MTL, Inc. became a private company. On August 28, 1998, we completed our acquisition of Chemical Leaman Corporation and its subsidiaries (“CLC”). Through the 1998 acquisition, we combined two of the then-leading bulk transportation service providers, namely, Montgomery Tank Lines, Inc. and Chemical Leaman Tank Lines, Inc., under one operating company, Quality Carriers, Inc. (“QCI”). In 1999, we changed our name from “MTL, Inc.” to “Quality Distribution, Inc.” On November 13, 2003, we consummated the initial public offering of 7,875,000 shares of our common stock.

As of March 1, 2008, affiliates of Apollo Management, L.P. (“Apollo”), owned or controlled approximately 54.7% of our common stock, and approximately 46.6% of our common stock on a fully diluted basis.

Market Opportunity

We expect the complexities and operational challenges faced by chemical manufacturers to continue to grow as the chemical industry evolves. These complexities and challenges are driven by a variety of industry trends including customer demand for constantly lower prices, global import/export of bulk liquid products and the need to get product into the pipeline. In order to meet these challenges, we believe chemical producers will sell more through distribution as they look for ways to further reduce their costs by streamlining the supply chain. We believe supply chain efficiencies will be one of the necessary fundamentals for chemical manufacturers’ competitiveness.

In addition, the proliferation of global import/export of bulk liquid chemicals has driven the movement of basic manufacturing out of the United States and has resulted in an increase in chemical plant infrastructure to service these off-shore industries. Driven by this globalization, the ISO tank container market is a rapidly growing sector of the overall liquid bulk chemical transportation sector.

The resulting demand for distributors that can offer a broad range of services within the supply chain will drive future industry growth in the bulk transportation sector.

Our Competitive Strengths

Following are our strengths that we believe will allow us to successfully exploit the market opportunities described above.

Largest Tank Truck Network in a Fragmented Industry

We provide our customers with access to the largest tractor and tank trailer network in the North American bulk tank truck industry. In addition, our nationwide network of 121 trucking terminals, 38 tank wash facilities and 10 ISO depot services terminals covers all major North American chemical markets and enables us to serve customers with international, national and regional shipping requirements. Our size allows us, our affiliates and our owner-operators to benefit from economies of scale in the purchasing of supplies and services, including fuel, tires and insurance coverage. Our greater network density allows us to create efficiencies by increasing utilization through reduced “empty miles” with more opportunities to generate backhaul loads. Our size also enables us to invest in new technologies that increase our operating efficiency, improve customer service and lower our costs.

Capital Efficient Business Model

Our extensive use of affiliates and owner-operators results in a highly variable cost structure and significantly reduces our capital investment, thereby allowing us to increase our asset utilization. This model also contributes to the stability of our cash flow and margins and increases our return on capital. Affiliates are responsible for the necessary capital investments, the operating expenses related to their terminals, and most of the operating expenses related to the business they service. Typically, affiliates purchase or lease tractors for their business directly from the manufacturers and lease trailers from us. However, some affiliates purchase their own trailers or lease trailers from independent third parties. Owner-operators are independent contractors who supply one or more tractors and drivers for our own or our affiliates’ exclusive use. As with affiliates, owner-operators are responsible for most of the operating expenses related to the business they transport (excluding costs related to the acquisition and maintenance of trailers). With our extensive use of owner-operators and affiliates, we can reduce the high capital costs of purchasing and maintaining tractors.

Core Carrier to Most Top 100 Chemical Companies

We provide services to most of the top 100 chemical producers with U.S. operations. Our ability to maintain these business relationships reflects our service performance and commitment to safety and reliability. We have established long-term customer relationships with these clients, which help us attract and retain experienced affiliate terminal operators and drivers. We expect to continue to benefit from the overall growth of the largest chemical companies while targeting new revenue opportunities from smaller chemical companies and will continue to explore opportunities to expand the scope of services we offer.

Broad Menu of Complementary Services

Our ability to provide value-added services that complement our core service differentiates us from smaller competitors and enables us to gain market share, particularly with large customers that seek to use a limited number of core carriers. By increasing the number of services offered to our customers, we enhance our position as a leading national full-service provider in the industry. These services include storage and warehousing, vendor managed inventory, load tendering and managing private fleets.

Enhanced Productivity, Efficiency and Customer Service through Installed Technology

We are proactive in our utilization of technology aimed at improving our customer service and operating efficiency. In contrast to many of our smaller competitors, we have equipped our drivers with various mobile communications systems which enable us to monitor our tractors and communicate with our drivers in the field and enable customers to track the location and monitor the progress of their cargo through the Internet. We have also begun installing satellite tracking devices on our trailers to enable us to increase trailer utilization. Our website allows our customers to view bills and generate customized service reports. We have implemented a centralized order entry, dispatch and billing program system, which enhances our control over our equipment and drivers. This technology is increasingly important when transporting sensitive cargo in today’s heightened security environment.

Our Growth Strategy

We expect to grow as our customers continue to outsource more of their transportation management and logistics needs to full-service carriers. Beginning in 2005 under the direction of a new senior management team, we implemented several major strategic initiatives designed to enhance our operating flexibility, upgrade and standardize our business processes, improve customer service and increase profitability. During 2006 and 2007, these initiatives as described below have gained momentum and have positioned us to leverage our strengths in order to capitalize on the market opportunities that lie ahead.

Opportunistic Affiliate Conversions

We intend to continue to focus on a less capital intensive business model based on affiliates and owner-operators. However, we continually evaluate our mix of affiliate and company terminals to optimize customer service, revenue growth, profitability and return on investment. In situations where we can more efficiently operate facilities than the relevant affiliate, we may endeavor to purchase this affiliate’s business to enhance our profitability and position us for better growth in key markets. However, we are still able to maintain our asset-light structure through the use of owner-operators at company owned terminals.

Continued Focus on Safety and Training

We have made safety the main focus of our organization. We have developed comprehensive programs to further focus our safety procedures and benchmark us against the best in the industry. Tangible results of this focus have already manifested themselves in decreasing at-fault accident frequencies. We also instituted a training program for terminal, field and headquarters personnel to augment our existing driver training and have begun providing extensive technical and interpersonal training to all dispatchers, terminal managers, and supervisors.

QDI is committed to conduct its operations in a manner that protects our employees, surrounding communities, customers, and the environment. As a member of the American Chemistry Council (“ACC”) and partner of Responsible Care®, it is our goal to improve the quality of our service and the level of safety. Participation in Responsible Care® is mandatory for all ACC member companies. QDI maintains a Responsible Care® Management System, which determines applicability and addresses the requirements of laws, regulations, company and other requirements regarding the environmental, health, safety & security of its operations. We have obtained independent certification that our management system is in place and functions according to professional standards and we continue to evaluate and continuously improve our Responsible Care® Management System performance.

Focus on Driver Recruitment and Retention

Our recruitment and retention effort is focused on providing drivers a welcoming opportunity with competitive compensation, an emphasis on professional development and an understanding that most drivers’ first priority is getting home safely to their families. Over the past four years we reduced driver turnover from 61% to approximately 49%, which we believe is well below the truckload industry average. We are committed to being a driver-focused company that provides both technical support and personal respect to these professionals. We offer competitive compensation, encourage input from our drivers when making business decisions, and utilize full-time customer service professionals who conduct both in-bound and out-bound calls to ensure driver satisfaction. Our driver organization contains field-based recruiters who augment the friendly, small business environment provided by our business model.

Expand Scope of Service Capabilities

We plan to continue to expand the scope of our service capabilities in order to serve the growing needs of our customer base. As our customers continue to focus on their core businesses, we believe that they will increasingly rely on primary service transportation companies to provide value-added services such as intermodal, tank cleaning and logistics services. Two initiatives to expand our service capabilities include the following:

Strengthen our Tank Wash Business

Over the past year, we have substantially improved our company owned tank wash facilities, installed new senior managers, trained staff and upgraded our safety program. We are focused on expanding this business by motivating our drivers, our affiliates’ drivers and third-party carriers to utilize our tank wash facilities and lessen usage of third party tank wash businesses. In 2007, we acquired Brite Clean, a tank wash operation that is expected to contribute approximately $12 million in revenue in 2008, for approximately $2.5 million. This acquisition further strengthened our leading market position in the tank wash business.

Expand ISO Tank Container Business

We currently participate in the ISO tank container business by providing transportation services and with the Boasso acquisition, we are now the market leader in the ISO tank container transportation and depot services business in North America. We believe that growing our ISO tank container depot business offers us the opportunity to expand our service offerings to many of our existing customers and to capitalize on this fast-growing segment which is being driven by the recent trend towards the globalization of petro-chemical manufacturing capacity.

Optimize Network

We are in the process of implementing several initiatives expected to increase profitability by minimizing the number of empty miles driven by our drivers. We do this by encouraging our affiliates and owner-operators to pursue additional revenue opportunities in their respective markets thereby increasing asset utilization. For example, we intend to move our pricing towards a revenue per mile compensation structure with our owner-operators instead of the existing percentage of revenue structure. We believe this change will help align owner-operators’ interests with ours and encourage them to increase load counts and improve backhaul rates resulting in increased revenue and operating income. Additionally, where necessary and when economically appropriate, we have expanded our company-owned transportation capacity by investing in new trailers through various methods, including purchases and leases.

Targeted Acquisitions

Our industry is highly fragmented, providing us with the opportunity to grow our distribution network and further develop our tank wash business through acquisitions. Smaller chemical bulk transport operators are seeking to strengthen their competitive position by becoming part of a larger service network. We believe that we are favorably positioned to benefit from this trend. In early 2006, we acquired two transportation companies for $4.1 million. In 2007, we acquired Brite Clean for $2.5 million, a small tank truck carrier for $0.5 million and Boasso for $58.8 million. We expect these acquired businesses to generate approximately $90.0 million in revenue in 2008. We intend to continue pursuing attractive acquisition opportunities that augment our position in key markets at attractive multiples.

Services Provided

Bulk Transportation Service

We are primarily engaged in the business of bulk transportation of liquid and dry chemical products through our subsidiary, QCI. Transportation services are provided through company and affiliate terminals. As of December 31, 2007, 66 of 121 locations were company operations and the remaining locations were affiliate operations. Owner-operators are heavily relied upon to fulfill driver and tractor needs at both company and affiliate terminals. At December 31, 2007, 62% of the drivers in our network were owner-operators and another 19% were affiliate company employees. We believe the combination of the affiliate program and the emphasis on the use of owner-operators results in an efficient and flexible operating structure that provides superior customer service.

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

Drivers utilized by QCI or an affiliate must meet specified guidelines for driving experience, safety records, tank truck experience and physical examinations in accordance with DOT regulations. We emphasize safety to our owner-operators, affiliate drivers and employee drivers and maintain driver safety inspection programs, safety awards, terminal safety meetings and stringent driver qualifications.

Tank Wash Operations

To maximize equipment utilization and efficiency we rely on tank wash facilities owned and operated by our subsidiaries, Quality Services, Inc. (“QSI”), and Boasso and affiliate-owned tank wash facilities located throughout our operating network. These facilities allow us to generate tank washing fees from owner-operators and affiliates as well as from other carriers and shippers. We believe that the availability of these facilities enables us to provide an integrated service package to our customers and minimizes the risk of cost escalation associated with sole reliance on third-party tank wash vendors.

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

Boasso Services

Intermodal Tank Container Services

In addition to intermodal ISO tank transportation services, Boasso provides tank cleaning, heating, testing, maintenance and storage services to customers in the rail, road and marine shipping industries, with particular focus on the chemical industry. Tank containers are among the most specially configured and regulated vessels in the intermodal industry, requiring experienced and specialized technicians for cleaning, inspection, repair, testing, modification and refurbishment. Boasso provides these services, plus product heating and storage services, at most of its container depots. Boasso has heavy lifting, transloading and other specialty equipment to provide a wide range of services for the tank container niche of the intermodal transportation industry.

Transportation Services

Boasso utilizes its fleet of approximately 280 company-owned and independent owner-operated tractors, as well as a fleet of approximately 800 chassis to provide local and over-the-road trucking primarily within the proximity of the port cities where its depots are located, with a special emphasis on the handling of intermodal tank containers. Boasso uses radio dispatch to provide local transportation needs, at any time of the day, to meet its customers’ production schedule and/or shipping departure requirements. We believe that our customers are attracted to Boasso’s service offerings by its well maintained equipment, special training, safety programs and regulatory compliance.

Equipment Sales

Boasso’s equipment sales division provides its customers with intermodal shipping containers, tank containers, special equipment or custom containers with different characteristics as to construction, sizes or types that its customers use for portable alternative storage or office space.

Operations

Driver Recruitment and Retention

QCI and its affiliates dedicate significant resources to recruiting and retaining owner-operators and employee drivers. Prospective employee drivers and owner-operators are subject to specific eligibility guidelines regarding safety records and driving experience as well as a personal evaluation by our staff. We utilize only qualified drivers who meet our standards. These drivers are required to attend a rigorous safety training program administered by the Company.

Driver recruitment and retention is a primary focus for all operations personnel. Each terminal manager has direct responsibility for hiring and retaining drivers. QCI also has centralized recruiting departments at our Tampa corporate office and regional field offices. We use many of the traditional methods of driver recruitment as well as using many newer methods of driver recruitment, including the use of the Internet.

From time to time, we facilitate driver recruitment by offering tractors through lease or purchase agreements. We also offer assistance to owner-operators and affiliate drivers to purchase the specialized equipment needed to handle liquid chemicals.

Drivers and Owner-Operators

At December 31, 2007, we utilized 3,486 drivers. Of this total, 2,149 were owner-operators, 666 were affiliate company employee drivers, and 671 were company employee drivers.

Company Personnel

At December 31, 2007, we employed 1,892 personnel, including 671 company employee drivers.

We provide our employees with health, dental, vision, life, and other insurance coverage subject to certain premium sharing and deductible provisions.

Union Labor

At December 31, 2007, we had 259 employees (122 drivers) in trucking, maintenance or tank wash facilities and approximately 30 drivers at three affiliate terminals who were members of the International Brotherhood of Teamsters.

Tractors and Trailers

As of December 31, 2007, we managed a fleet of approximately 3,900 tractors and 7,500 tank trailers. The majority of our tanks are single compartment, chemical-hauling trailers. The balance of the fleet is made up of multi-compartment trailers, dry bulk trailers, and special use equipment. The chemical transport units typically have a capacity between 5,000 and 7,800 gallons and are designed to meet DOT specifications for transporting hazardous materials. Each trailer is designed for a useful service life of 15 to 20 years, though this can be extended through upgrades and modifications. Each tractor is designed for a useful life of five to seven years, though this can be extended through upgrades and modifications. We acquire new tractors for an initial utilization period of seven years.

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

The following table shows the age of trailers and tractors we managed as of December 31, 2007. All numbers are approximated as of such date:

TRAILERS (1)	LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	11~15 YEARS	16~20 YEARS	GREATER THAN 20 YEARS	TOTAL
Company	319	102	823	1,728	1,323	1,700	5,995
Affiliate	179	35	303	276	124	285	1,202
Owner-Operator	—	—	1	4	3	1	9
Shipper Owned	114	41	34	32	37	42	300

Total	612	178	1,161	2,040	1,487	2,028	7,506

(1)	We also had 151 trailers that were held-for-sale.

TRACTORS (1)	LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	GREATER THAN 10 YEARS	TOTAL
Company (2)	270	512	426	81	1,289
Affiliate	296	226	270	91	883
Owner-Operator	163	284	846	462	1,755

Total	729	1,022	1,542	634	3,927

(1)	Age based upon original date of manufacture; tractor/trailer may be substantially refurbished or re-manufactured.
(2)	Included 230 sub-leased or lease/purchased to owner-operators or affiliates, leaving a net 1,059 available for use at company terminals.

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

Technology

We operate a system for dispatching trucks that enhances our ability to track our drivers, tractors, trailers and manage the business at a tactical level. Our system handles order entry, resource planning, dispatch and communications through various mobile communications platforms including Qualcomm OmniTRACS®, through our proprietary system, EDGE, for communication and equipment location updates, and through TMW platforms for resource tracking. We are also in the process of deploying GPS tracking devices for our trailer fleet. We provide document imaging at all locations and incorporate data accessible through our website at www.qualitydistribution.com. Information contained on our website does not constitute a part of this Form 10-K. These systems add to the productivity of our employees and increase integration of our equipment, which we believe results in improved value to our customers.

SALES AND MARKETING

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

ADMINISTRATION

As of December 31, 2007, we operated approximately 121 trucking terminals, 38 tank wash facilities and 10 ISO depot services terminals throughout the United States as well as in Canada. Company and affiliate terminals operate as separate profit centers and terminal managers are responsible and accountable for most operational decisions. Effective supervision requires maximum personal contact with customers and drivers. Therefore, to accomplish mutually defined operating objectives, the functions of customer service, dispatch and general administration typically rest within each terminal. Cooperation and coordination is further encouraged by our backhaul program.

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

CUSTOMERS

Our revenue base consists of customers located throughout North America, including many Fortune 500 companies such as Dow Chemical Company, Procter & Gamble, PPG Industries, and DuPont. During 2007, 2006 and 2005, Dow Chemical accounted for approximately 8.3%, 9.7%, and 10.2% of total revenue, respectively. In 2007, 2006, and 2005 our 10 largest customers accounted for 34.1%, 29.8%, and 31.2% respectively of total revenues.

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

Our largest competitors are Trimac Transportation Services Ltd., Superior Carriers, Inc., Groendyke Transport, Inc., Schneider National, Inc. and the Dana Companies. However, there are many other smaller recognized tank truck carriers, most of which are primarily regional operators.

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

ENVIRONMENTAL MATTERS

It is our policy to be in compliance with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. We have obtained independent certification that our management system is in place and functions according to professional standards and we continue to evaluate and continuously improve our Responsible Care® Management System performance.

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

As the result of environmental studies conducted at our facilities or third party sites in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation. In addition, we have been named a potentially responsible party at various sites under the CERCLA and other similar state statutes.

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of December 31, 2007 and 2006, we had reserves in the amount of $11.2 million and $11.8 million, respectively, for all environmental matters discussed below.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party (“PRP”) under CERCLA and similar state laws at approximately 28 sites. At 17 of these sites, we are one of many parties with alleged liability and are negotiating with either Federal, State or private parties on the scope of our obligations, if any. For example, we have been notified of potential liabilities involving the Lower Passaic River Study Area in New Jersey, the Malone Superfund Site in Texas, and two Quanta Resources sites in New York. We will be participating in the initial studies of these sites to determine site remediation objectives, goals and technologies.

Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase at the four sites. Of the 17 sites, we have explicitly denied any liability for three sites and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated future expenditures for these off-site multi-party environmental matters, to be in the range of $1.7 million to $3.8 million.

We and our predecessors have also been named in three civil actions related to property contamination. One of these matters has been settled, subject to a $25,000 payment. The second matter involves plaintiffs seeking contribution for remediation at an offsite chemical distribution and re-packaging facility and the third matter involves claims for the remediation of and diminution in value of privately owned property near the Omega Chemical Superfund Site. However, we are seeking indemnification from the PRP Group in accordance with a previous de-minimis settlement agreement with the Omega PRP Group.

At eight sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Six of these projects relate to operations conducted by Chemical Leaman Corporation and its subsidiaries (“CLC”) prior to our acquisition of and merger with CLC in 1998. These six sites are: Bridgeport, New Jersey; William Dick, Pennsylvania; Charleston, West Virginia; Tonawanda, New York; Scary Creek, West Virginia; and East Rutherford, New Jersey. Each of these sites is discussed in more detail below. The remaining two investigations and remediations were triggered by the New Jersey Industrial Site Remediation Act (“ISRA”), which requires such investigations and remediations following the sale of industrial facilities. In addition to these eight sites, the current owner of one of our leased tank wash sites has agreed to take responsibility for complying with the investigation and remediation required by ISRA, and is currently investigating the site. We have estimated future expenditures for these eight properties to be in the range of $8.8 million to $16.7 million.

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

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a two mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via in-situ treatment and a local discharge. The treatment facility has been approved and construction was completed in early 2007. The plant is going through the start-up phase. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate seven acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004 but was delayed due to weather-related issues. Field work was re-started in May 2005 has been completed. Monitoring of the restoration work is on-going. Additional contamination has been identified since December 31, 2005. In regard to OU2, USEPA is now in the process of finalizing a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the in-situ treatment previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated expenditures to be in the range of $4.8 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (“PADEP”) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (“OU1”), treat contaminated groundwater (“OU2”), and perform remediation of contaminated soils (“OU3”) at this former wastewater disposal site. OU1 is complete. With respect to OU2, PADEP and USEPA have approved an interim remedy, which involves the construction of a treatment facility and discharge locally. We began construction of this facility in November 2006 and the work was completed in the fourth quarter 2007. The plant is going through the start-up phase. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (“SVE”). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale operation in May 2004. In 2004, we also discovered buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. This work was completed in early 2005. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We excavated the pond’s soils into three discrete piles and determined the best approach to treat these soil piles. It was determined that most of the soil piles could be treated on site using SVE as originally planned. However, some modifications to the design had to be made in order to treat a limited number of soil piles. The SVE work began in 2006 and was completed in September 2007. Final site sampling will be conducted to determine if soil clean-up objectives have been achieved. We have estimated expenditures to be in the range of $1.4 million to $3.4 million.

Other Properties

Scary Creek, West Virginia: CLC received a clean up notice from the State authority in August 1994 requiring remediation of contaminated soils and groundwater at this former wastewater disposal facility. However, the State and we have agreed that remediation can be conducted under the State’s voluntary clean-up program (instead of the state superfund enforcement program). We are currently completing the originally planned remedial investigation and the additional site investigation work that is required to completely delineate the extent of site contamination. Upon completion of the site investigation phase, a remedial feasibility study and design will be prepared to address contaminated soils, and, if applicable, groundwater. The expectation is that a remedy utilizing primarily in-situ treatment with limited soil removal will be conducted.

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

We have estimated future expenditures for Scary Creek and Tonawanda to be in the range of $2.6 million to $4.8 million.

Charleston, West Virginia: CLC completed a remediation of a former drum disposal area in 1995 at its active truck terminal and tank wash site under the terms of a State hazardous waste permit. The State has required supplemental groundwater monitoring in connection with the same permit. We have completed this work and believe that no additional remediation will be required.

East Rutherford, New Jersey: CLC entered into a Memorandum of Agreement with the State of New Jersey on June 11, 1996 obligating it to perform a Remedial Investigation and Remedial Action with respect to a subsurface loss of an estimated 7,000 gallons of fuel oil at this former truck terminal and tank wash site. We have completed the recovery of free product and conducted groundwater monitoring and are awaiting final approval of a plan to terminate further remedial action with some limited contamination left in place.

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

There can be no assurance that additional issues or sites for which we are responsible will not be discovered, that violations by us of environmental laws or regulations will not be identified or occur in the future, or that environmental, health and safety laws and regulations will not change in a manner that could impose material costs on us.

MOTOR CARRIER REGULATION

As a motor carrier, we are subject to regulation by the Federal Motor Carrier Safety Administration (“FMCSA”), and the Surface Transportation Board, or STB, both of which are units of the Department of Transportation (“DOT”). The FMCSA enforces comprehensive trucking safety regulations and performs certain functions relating to such matters as motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from owner-operators. The STB has authority to resolve certain types of pricing disputes and authorize certain types of intercarrier agreements. There are additional regulations specifically relating to the tank truck industry, including testing and specifications of equipment and product handling requirements. We may transport most types of freight to and from any point in the United States over any route selected by us. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes may include increasingly stringent environmental regulations, increasing control over the transportation of hazardous materials, changes in the hours-of-service regulations which govern the amount of time a driver may drive in any specific period of time, mandatory onboard black box recorder devices or limits on vehicle weight and size. In addition, our tank wash facilities are subject to stringent local, state and federal environmental regulation.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Our business is subject to general and industry specific economic factors that are largely out of our control and could affect our operations and profitability.

Our business is dependent on various economic factors over which we have little control, that include:

•	the availability of qualified drivers,

•	changes in regulations concerning shipment of material we transport,

•	increases in fuel taxes and tolls,

•	interest rate fluctuations,

•	excess capacity in the tank trucking industry,

•	changes in license and regulatory fees,

•	potential disruptions at U.S. ports of entry,

•	downturns in customers’ business cycles,

•	reduction in customers’ shipping requirements, and

•	the U.S. economy generally.

As a result, we may experience periods of overcapacity, declining prices and lower profit margins in the future. We have a large number of customers in the chemical-processing and consumer-goods industries. If these customers experience fluctuations in their business activity due to an economic downturn, work stoppages or other industry conditions, the volume of freight transported by us on behalf of those customers may decrease. The trucking industry has experienced a slowdown in recent months due to slowing economic conditions.

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

We rely on participants in our affiliate program and independent owner-operators. A reduction in the number of owner-operators, whether due to capital requirements related to the expense of obtaining, operating and maintaining equipment or for other reasons, could have a negative effect on our operations and profitability. Similarly the loss of our more robust affiliates could adversely affect our profitability. Contracts with affiliates are for various terms and contracts with owner-operators may be terminated by either party on short notice. Although affiliates and owner-operators are responsible for paying for their own equipment and other operating costs, significant increases in these costs could cause them to seek a higher percentage of the revenue generated if we are unable to increase our rates commensurately. Conversely, a continued decline in the rates we pay to our affiliates and owner-operators could adversely affect our ability to maintain our existing affiliates and owner-operators and attract new affiliates, owner-operators and drivers.

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

Our insurance program includes a self insured deductible of $5.0 million per incident for bodily injury and property damage and a $1.0 million deductible for workers’ compensation. In addition, we currently maintain an umbrella insurance policy covering claims in excess of $5 million, up to an aggregate loss of $40 million per incident. The $5 million deductible per incident could adversely affect our profitability, particularly in the event of an increase in the number or severity of incidents. Additionally, we are self-insured for damage to the equipment that we own and lease, for cargo losses, and for non-trucking pollution legal liability and such self-insurance is not subject to any maximum limitation. We extend insurance coverage to our affiliates for (i) motor vehicle related bodily injury, (ii) property damage, (iii) general liability coverage, and (iv) cargo loss and damage. Under this extended coverage, affiliates are responsible for only a small portion of the applicable deductibles.

We are subject to changing conditions and pricing in the insurance marketplace and we cannot assure you that the cost or availability of various types of insurance may not change dramatically in the future. To the extent these costs cannot be passed on to our customers in increased freight rates, increases in insurance costs could reduce our future profitability and cash flow.

The trucking industry is subject to regulation, and changes in trucking regulations may increase costs.

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

Although only approximately 4.4% of our driver workforce, including owner-operators and employees of affiliates, is currently subject to collective bargaining agreements, unions such as the International Brotherhood of Teamsters have traditionally been active in the U.S. trucking industry. Unionized workers could disrupt our operations by strike, work stoppage or other slowdown. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization. Increased unionization of our workforce could result in higher compensation and working condition demands that could increase our operating costs or constrain our operating flexibility.

Our operations involve hazardous materials, which could create environmental liabilities.

Our activities, particularly those relating to our handling, transporting and storage of bulk chemicals, are subject to environmental, health and safety laws and regulation by governmental authorities in the United States as well as foreign governmental authorities. Among other things, those environmental laws address emissions to the air, discharges to land or water, the generation, handling, storage, transportation, treatment and disposal of waste materials, and the health and safety of our employees. These laws generally require us to obtain and maintain various licenses and permits. Most environmental laws provide for substantial fines and potential criminal sanctions for violations. Environmental laws and regulations are complex, change frequently and have tended to become stricter over time. Some of these laws and regulations are subject to varying and conflicting interpretations. There can be no assurance that violations of such laws or regulations will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs on us.

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of these substances. We have incurred remedial costs and regulatory penalties for chemical or wastewater spills and releases at our facilities or over the road, and, notwithstanding the existence of our environmental management program and insurance applicable to these risks, we expect that additional similar obligations will be incurred in the future. As a result of environmental studies conducted at our facilities or at third party sites, we have identified environmental contamination at certain sites that will require remediation and we are currently conducting investigation and remediation projects at eight of our facilities. Future liabilities and costs under environmental, health, and safety laws are not easily predicted, and such liabilities could result in a material adverse effect on our financial condition, results of operations or business reputation.

In addition, we have been named a potentially responsible party at various sites under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended and other similar state statutes including the Lower Passaic River Study Area in New Jersey, the Malone Superfund Site in Texas, and at two Quanta Resources sites in New York. Our current reserves provided for these sites may prove insufficient, which would result in future charges against earnings. Further, we could be named a PRP at other sites in the future and the costs associated with such future sites could be material.

Potential disruptions at U.S. ports of entry could adversely affect our business, financial condition and results of operations.

Any disruption of the delivery of ISO tank containers to those ports where we do business would reduce the number of ISO tank containers that we transport, store, clean or maintain. This reduced activity may have a material adverse effect on our operations.

If fuel prices increase significantly, our results of operations could be adversely affected.

We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Political events in the Middle East, Venezuela, and elsewhere, as well as hurricanes and other weather-related events, also may cause the price of fuel to increase. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have recovered the majority of the increases in fuel prices from customers through fuel surcharges. Fuel surcharges that can be collected may not always fully offset the increase in the cost of diesel fuel. To the extent fuel surcharges are insufficient to offset our fuel costs, our results of operations may be adversely affected.

Our substantial leverage and restrictions contained in our debt agreements, including our credit facility and our indentures, could hamper our operations.

At December 31, 2007, we had consolidated long-term indebtedness, including current maturities of long-term debt, of $353.7 million. The amount of our indebtedness could have important consequences, including the following:

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

Our variable interest rate debt was $219.1 million as of December 31, 2007. Therefore, increases in market rates of interest will increase our interest expense, which would decrease our earnings. A 1% increase in the interest rate for our variable debt would increase our annual interest expense by approximately $2.2 million.

The loss of one or more significant customers may adversely affect our business.

We are dependent upon a limited number of large customers. Our top ten customers accounted for approximately 34.1% of our total revenues during 2007. In particular, our largest customer, Dow Chemical Company, accounted for 8.3% of our total revenues during 2007. The loss of Dow Chemical Company or one or more of our other major customers, or a material reduction in services performed for such customers, may have a material adverse effect on our results of operations.

Our business may be harmed by terrorist attacks, future war or anti-terrorism measures.

In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks and fingerprinting of drivers in connection with new hazardous materials endorsements on their licenses. Such existing measures and future measures may have significant costs associated with them which a motor carrier is forced to bear. Moreover, large trucks carrying toxic chemicals are a potential terrorist target, and we will be obligated to take measures, including possible capital expenditures, to harden our trucks. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could continue to increase dramatically or such coverage could be unavailable in the future.

Although we expect the Boasso acquisition to be beneficial, its expected benefits may not be realized, in the time frame anticipated or at all, because of integration or other challenges and we may become liable for liabilities of which we are currently unaware.

Achieving the expected benefits of the Boasso acquisition will depend on the timely and efficient integration of Boasso’s operations, business culture, technology and personnel with our Company. The integration may not be completed as quickly as expected, and if we fail to effectively integrate the companies or the integration takes longer than expected, we may not achieve the expected benefits of the acquisition. The challenges involved in this integration include, among others:

•	potential disruption on our ongoing business and distraction of management,

•	unexpected loss of key employees or customers of Boasso,

•	conforming Boasso’s standards, processes, procedures and controls with our operations,

•	hiring additional management and other critical personnel, and

•	increasing the scope, geographic diversity and complexity of our operations.

We conducted a due diligence investigation of Boasso’s operations prior to agreeing to acquire Boasso. However, we cannot assure you that our efforts were sufficient to uncover all material information concerning such operations. As a result, we may be held liable for risks and liabilities (including for environmental-related costs or liabilities) as a result of such acquisition which we are not aware of at the present time, some of which may not have been discoverable from our due diligence efforts.

Boasso’s operations also depend upon a limited number of large customers. For its fiscal year ended March 31, 2007, four customers accounted for approximately 42% of their total revenues. Boasso’s largest customer, Stolt-Nielsen S.A. accounted for approximately 19% of its total revenues. The loss of Stolt-Nielsen S.A. or one or more of Boasso’s other major customers, or a material reduction in services performed for such customers, may have a material adverse effect on Boasso’s results of operations.

Boasso’s ability to successfully implement its business strategy and to operate profitably depends in large part on the continued employment of its management team. If members of management become unable or unwilling to continue in their present capacity, our business or financial results could be adversely affected.

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

At March 1, 2008, Apollo owned or controlled approximately 54.7% of our common stock and approximately 46.6% of our common stock on a fully diluted basis. As a result, Apollo can influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer and any other matter requiring a vote of shareholders. The interests of Apollo may conflict with your interests. For example, if we encounter financial difficulties, or are unable to pay our debts as they mature, Apollo may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risk to our shareholders or debt holders. Similarly, if our financial performance and creditworthiness significantly improve in the future, Apollo may have an interest in pursuing reorganizations, restructurings, or other transactions that could increase our leverage or impair our creditworthiness or otherwise, in their judgment, enhance Apollo’s equity investment in QDI, even though these transactions might involve risk to our shareholders or debtholders.

We may be unable to identify or realize the intended benefits of other potential acquisition candidates

As part of our business strategy, we will evaluate other potential acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure you that our acquisition strategies will be successfully received by customers or achieve their intended benefits. Often acquisitions are undertaken to improve operating results of either or both of the acquirer or the acquired company, and we cannot assure you that we will be successful in this regard. We will encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect our business, financial condition or results of operations.

Risks Related to our Common Stock

We have a majority shareholder who can substantially influence the outcome of all matters voted upon by our shareholders and prevent actions which a shareholder may otherwise view favorably.

As of March 1, 2008, Apollo and its affiliated funds owned or controlled approximately 54.7% of our outstanding common stock. As a result, Apollo can influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer and any other matter requiring a vote of shareholders. This concentration of ownership could delay, defer or prevent a change in control of our Company or impede a merger, consolidation, takeover or other business combination which a shareholder, may otherwise view favorably.

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

The market price of our common stock could decline as a result of sales by our existing shareholders of a large number of shares of our common stock. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As of March 1, 2008, there are approximately 19.3 million shares of common stock outstanding. Approximately 11.1 million shares of common stock are either “restricted securities” or affiliate securities as defined in Rule 144 under the Securities Act of 1933. In addition, we have an effective shelf-registration statement on Form S-3 that would permit us to sell, from time to time, in a public offering up to 6 million newly issued shares of common stock and enables Apollo and other parties to publicly resell up to 10.5 million shares of the our common stock held by such parties.

In addition, as of March 1, 2008, we have 3.9 million shares of common stock registered for issuance under our stock option plan. Options representing 3.0 million shares were outstanding as of March 1, 2008.

We currently do not intend to pay dividends on our common stock.

We do not expect to pay dividends on our common stock in the foreseeable future. In addition, the agreements and indentures governing our indebtedness restrict our ability to pay dividends. Accordingly, the price of our common stock must appreciate in order to realize a gain on your investment. This may not occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently we lease approximately 68,000 square feet for our administrative and corporate office headquarters in Tampa, Florida. The lease for our corporate headquarters expires in December 2017. Boasso’s corporate headquarters, located in Chalmette, Louisiana, consists of 20,000 square feet of office space. The lease expires April 2013.

We have no other location that is material to our operations. We engage in bulk transportation of liquid and dry chemical products through our subsidiary, QCI. Our tank wash business is operated through our subsidiary, QSI. Our ISO depot services are operated through our subsidiaries, Quality Container Services (“QCS”) and Boasso.

As of December 31, 2007, our terminals and facilities consisted of the following:

	Terminals Operated	Physical Locations	Owned by QCI
QCI trucking terminals	66	63	21
QSI tank wash facilities	36	22	14
QCI Affiliate trucking terminals *	55	45	2
QSI Affiliate tank wash facilities	2	1	0
QCS ISO depot services	4	3	1
Boasso ISO depot services	6	6	0
Total	169	140	38

*	Affiliates operate 11 tank wash facilities as part of their operations.

In many instances, we operate different types of terminals out of the same physical location. For example, one terminal also operates a separate physical location as a sub-terminal. We have excluded from the above totals, three Company transload terminals (includes two separate physical locations of which we own one location) and three affiliate transload terminals.

In addition to the properties listed above, we also own property in Mobile, Alabama; Croydon, Pennsylvania; Downingtown, Pennsylvania; Parker, Pennsylvania; Greensboro, North Carolina; Chesnee, South Carolina and Port Houston, Texas.

In addition to the properties listed above, we also have properties held-for-sale in Syracuse, New York and Spartanburg, South Carolina.

We consider our properties to be in good condition generally and believe that our facilities are adequate to meet our anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of March 1, 2008 are as follows:

Name	Age	Position
Gary R. Enzor	45	President and Chief Executive Officer
Dennis R. Copeland	58	Senior Vice President—Administration
Jonathan C. Gold	44	Senior Vice President, General Counsel and Secretary
Virgil T. Leslie	53	Executive Vice President—Sales
Timothy B. Page	55	Senior Vice President and Chief Financial Officer

Gary R. Enzor has served as our Chief Executive Officer since June 2007 and as President of QDI since November 2005. Mr. Enzor joined QDI in December 2004 as Executive Vice President and Chief Operating Officer. Prior to joining QDI, Mr. Enzor served as Executive Vice President and Chief Financial Officer of Swift Transportation Company, Inc. since August 2002. Prior to Swift, he served as the Vice President & Chief Financial Officer of Honeywell Aerospace Electronic Systems. Prior to Honeywell, Mr. Enzor worked for Dell Computer and Allied Signal.

Dennis R. Copeland has served as our Senior Vice President, Administration since April, 2001. He joined QDI in 1998 in connection with the acquisition of CLC, at which time he assumed the position of Vice President Labor Relations and Human Resources. From October 1988 until he joined QDI, Mr. Copeland served as Vice President of Human Resources and Labor Relations for CLC. Prior to that time, he held various management positions with Lukens Steel Company.

Jonathan C. Gold has served as QDI’s Senior Vice President, General Counsel and Secretary since April 2007. Mr. Gold joined QDI in January 2005 as Vice President, Associate General Counsel and Assistant Secretary. Prior to his employment with the Company, Mr. Gold served as counsel with CSX Transportation Inc. (a transportation company that operates the largest railroad in the eastern United States) from February 2002 through January 2005. Prior to that, Mr. Gold served as Vice President, General Counsel and Secretary to Softmart Inc. and was in private practice in Washington, D.C. Mr. Gold also served as Judicial Clerk to the Honorable Harvey E. Schlesinger, Senior United States District Judge for the Middle District of Florida.

Virgil T. Leslie joined QDI in April 2000 and serves as QDI’s Executive Vice President, Sales. Prior to joining QDI, he served as Vice President of Sales with Triple Crown Services in Ft. Wayne, Indiana. Mr. Leslie also spent 16 years with Roadway Express holding various sales and operating positions.

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

Our common stock is traded on NASDAQ Global Market (“NASDAQ”) under the symbol “QLTY”. The table below sets forth the quarterly high and low sale prices for our common stock as reported on NASDAQ.

	Common Stock
	High	Low
2007
1st quarter	$13.06	$6.79
2nd quarter	11.35	8.50
3rd quarter	11.94	7.93
4th quarter	9.18	3.95

2006
1st quarter	$14.00	$7.86
2nd quarter	17.37	11.32
3rd quarter	15.75	11.33
4th quarter	17.73	11.86

As of March 1, 2008, there were approximately 99 holders of record of our common stock.

DIVIDEND POLICY

We have not declared cash dividends on our common stock for the periods presented above and have no present intention of doing so. We currently intend to retain our future earnings, if any, to repay debt or to finance the further expansion and continued growth of our business. Our ability to pay dividends is also restricted by our credit agreements and indentures. Future dividends, if any, will be determined by our Board of Directors.

UNREGISTERED SALES OF EQUITY SECURITIES

On December 18, 2007, we issued a promissory note in the principal amount of $2.5 million (“Boasso Note”) for the benefit of Walter J. Boasso in connection with our acquisition of all the outstanding capital stock of Boasso as more fully described in Item 1 of Part 1. The Boasso Note has a term of two years, and the holder has the right to require that the Boasso Note be paid in full on the first anniversary of the acquisition. The Boasso Note is convertible into shares of our common stock following the first anniversary of the acquisition at the election of the holder at a price of $4.47 per share (the closing price of the shares reported on NASDAQ on the day before the acquisition). If the conversion option is exercised, we have the right, instead of issuing shares to pay the holder a cash amount equal to the number of shares of common stock into which the Boasso Note is then convertible multiplied by the 10-day trailing average closing price for the common stock plus any accrued and unpaid interest. We issued the Boasso Note in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering because, among other things, the Boasso Note was issued to a single, accredited, sophisticated investor on terms negotiated as an integral part of the terms that were negotiated for our acquisition of all capital stock of Boasso.

PERFORMANCE GRAPH

The following graph depicts a comparison of cumulative total shareholder returns for us as compared to the NASDAQ Trucking & Transportation Index and the NASDAQ Stock Market (U.S.) Index. The graph assumes the investment of $100 on November 7, 2003 (the date our stock began trading on the NASDAQ National Market) through December 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The consolidated statements of operations data set forth below for the fiscal years ended December 31, 2007, 2006 and 2005 and the historical balance sheet data as of December 31, 2007 and 2006 are derived from our audited financial statements included under Item 8 of this report. The historical statements of operations data for the fiscal years ended December 31, 2004 and 2003 and the historical balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited financial statements that are not included in this report.

In 2007, we changed our accounting policy for tires. The change was retroactively applied to prior period financial statements. Refer to Note 3 to the consolidated financial statements for the impact of the change for years 2005 through 2007. The impact to operating income and net loss were an increase of $0.2 million and decrease of $0.9 million for 2004 and 2003, respectively.

	YEAR ENDED DECEMBER 31
	2007	2006	2005	2004	2003
		(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data
Operating revenues	$751,558	$730,159	$678,076	$622,015	$565,440
Operating expenses:
Purchased transportation	471,531	493,686	471,238	420,565	360,303
Depreciation and amortization	17,544	16,353	17,278	23,266	29,671
Other operating expenses	238,630	171,842	149,741	162,936	157,590

Operating income (1)	23,853	48,278	39,819	15,248	17,876
Interest expense, net	(30,524)	(29,388)	(26,712)	(22,343)	(29,984)
Transaction fees	—	—	—	—	(700)
Interest expense, preferred stock conversion	—	—	—	—	(59,395)
Gain on debt extinguishment	—	—	—	—	4,733
Write-off of debt issuance costs	(2,031)	—	(1,110)	—	—
Other (expense) income	(940)	(888)	222	(857)	(649)

Income (loss) before taxes	(9,642)	18,002	12,219	(7,952)	(68,119)
(Benefit from) provision for income taxes	(2,079)	(38,168)	352	2,421	(99)

Net (loss) income	(7,563)	56,170	11,867	(10,373)	(68,020)
Preferred stock dividends and accretions	—	—	—	(145)	(4,540)

Net (loss) income attributable to common shareholders	$(7,563)	$56,170	$11,867	$(10,518)	$(72,560)

(Loss) income from continuing operations per share (2)
Basic	$(0.39)	$2.97	$0.63	$(0.56)	$(12.67)
Diluted	(0.39)	2.87	0.61	(0.56)	(12.67)
Weighted average common shares outstanding
Basic	19,336	18,920	18,934	18,910	5,729
Diluted	19,336	19,571	19,301	18,910	5,729

	YEAR ENDED DECEMBER 31
	2007	2006	2005	2004	2003
		(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
	(DOLLARS IN THOUSANDS, EXCEPT TERMINAL, TRAILER AND TRACTOR DATA)
Other Data
Net cash provided by operating activities	$14,052	$28,236	$9,039	$15,945	$17,677
Net cash used in investing activities	(63,399)	(10,591)	(16,063)	(8,081)	(12,709)
Net cash provided by (used in) financing activities	52,194	(12,474)	5,858	(6,070)	(4,733)
Number of terminals at end of period (3)	169	165	165	161	156
Number of trailers operated at end of period (4)	7,506	7,769	7,461	7,377	8,253
Number of tractors operated at end of period	3,927	3,829	3,539	3,550	3,473

Balance Sheet Data at Year End:
Working capital	$67,093	$59,673	$43,079	$4,926	$(230)
Total assets	493,976	417,873	377,053	373,952	368,849
Total indebtedness, including current maturities	349,271	279,122	289,116	276,550	279,509
Shareholders’ equity (deficit)	27,300	31,774	(27,462)	(39,446)	(26,201)

(1)	For the year ended December 31, 2003, operating income includes charges of $3.0 million relating to expenses or losses attributable to our operations prior to the 1998 acquisition of CLC for insurance claims and restructuring charges.
(2)	Loss from continuing operations per share and weighted average common shares outstanding for all periods presented gives effect to the 1.7 for 1 stock split effected on November 4, 2003.
(3)	Excludes transload facilities.
(4)	Excludes trailers held-for-sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We operate the largest for-hire chemical bulk tank truck network in North America based on bulk service revenues, and we believe we have more than twice the revenues of our closest competitor in our primary chemical bulk transport market in the U.S. The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (which includes plastics) and bulk dry and liquid food-grade products. We primarily transport a broad range of chemical products and provide our customers with tank wash facilities, logistics and other value-added services. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including Dow Chemical, Procter & Gamble, DuPont and PPG Industries, and we provide services to most of the top 100 chemical producers with U.S. operations.

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

Our bulk service network consists primarily of company operated terminals, independently owned third-party affiliate terminals and independent owner-operator drivers. Affiliates are independent companies we contract with to operate trucking terminals and tank washes exclusively on our behalf in defined markets. The affiliates provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Owner-operators are generally individual drivers who own or lease their tractors and agree to drive exclusively for us and our affiliate partners. We believe the use of affiliates and independent owner-operators provides the following key competitive advantages to us in the marketplace:

•	Locally owned and operated affiliate terminals can provide superior, tailored customer service.

•

Affiliates and independent owner-operators are paid a fixed, contractual percentage of revenue for each load they transport creating a variable cost structure that provides protection against cyclical downturns.

•	Reliance on affiliate and independent owner-operators creates an asset-light business model that generally reduces our capital investment.

We believe the most significant factors relevant to our future business growth are the ability to (i) obtain additional business from existing customers, (ii) acquire existing transportation related businesses in strategic markets, (iii) add new customers, and (iv) recruit and retain drivers. Revenue has been partially driven by pricing increases and we expect pricing increases to continue to positively impact our revenue growth. However, the trucking industry has experienced a slowdown in recent months due to slowing economic conditions. While a number of our customers operate their own private tank truck fleets and many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource a greater proportion of their logistics needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships and flexible business model, we believe we are well-positioned to benefit from customers seeking consolidation of their shipping relationships and those opting to outsource a greater portion of their logistics needs to third-party tank truck carriers.

To facilitate this growth, in December 2007 we acquired all of the outstanding capital stock of Boasso America Corporation (“Boasso”) for an aggregate purchase price of (i) $58.8 million in cash less the outstanding long-term indebtedness of Boasso, subject to a working capital adjustment, and (ii) a $2.5 million 7% promissory note with a two-year maturity for the benefit of Boasso’s principal stockholder, Walter J. Boasso (the “Boasso Note”) excluding fees and direct costs.

Boasso is the leading provider of International Organization for Standardization, or ISO, tank container transportation and depot services in North America. The ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products. The ISO tank container transportation market has experienced significant recent growth as chemical manufacturers move towards greater utilization of ISO tank containers to efficiently transport their products around the world via sea, land and air. In addition to further enhancing our scope of services, we believe there are synergies to be achieved from the Boasso acquisition, including lower insurance cost for the Boasso business and reduction of duplicative overhead and facilities.

Beginning in 2005 under the direction of a new senior management team, we implemented several major strategic initiatives designed to enhance our operating flexibility, upgrade and standardize our business processes, improve customer service and increase profitability.

•

Opportunistic Affiliate Conversions. We intend to continue to focus on a less capital intensive business model based on affiliates and owner-operators. However, we continually evaluate our mix of affiliate and company terminals to optimize customer service, revenue growth, profitability and return on investment. In situations where we can more efficiently operate facilities than the relevant affiliate, we may endeavor to purchase this affiliate’s business to enhance our profitability and position us for better growth in key markets while maintaining our asset-light structure through the use of owner-operators at company owned terminals.

•

Continued Focus on Safety and Training. We have made safety the main focus of our organization. We have developed comprehensive programs to further focus our safety procedures and benchmark us against the best in the industry. Tangible results of this focus have already manifested themselves in decreasing at-fault accident frequencies. We also instituted a training program for terminal, field and headquarters personnel to augment our existing driver training and have began providing extensive technical and interpersonal training to all dispatchers, terminal managers, and supervisors.

•

Focus on Driver Recruitment and Retention. Our recruitment and retention effort is focused on providing drivers a welcoming opportunity with competitive compensation, an emphasis on professional development and an understanding that most drivers’ first priority is getting home safely to their families. Over the past four years we reduced driver turnover from 61% to approximately 49%, which we believe is well below the truckload industry average. We are committed to being a driver-focused company that provides both technical support and personal respect to these professionals. We offer competitive compensation, encourage input from our drivers when making business decisions, and utilize full-time customer service professionals who conduct both in-bound and out-bound calls to ensure driver satisfaction. Our driver organization contains field-based recruiters who augment the friendly, small business environment provided by our business model.

•

Expand Scope of Service Capabilities. We plan to continue to expand the scope of our service capabilities in order to serve the growing needs of our customer base. As our customers continue to focus on their core businesses, we believe that they will increasingly rely on primary service transportation companies to provide value-added services such as intermodal, tank cleaning and logistics services. Two initiatives to expand our service capabilities include the following:

Strengthen our Tank Wash Business

Over the past year, we have substantially improved our company owned tank wash facilities, installed new senior managers, trained staff and upgraded our safety program. We are focused on expanding this business by motivating our drivers, our affiliates’ drivers and third-party carriers to utilize our tank wash facilities and lessen usage of third party wash businesses. In 2007, we acquired Brite Clean, a tank wash operation that is expected to contribute approximately $12 million in revenue in 2008. This acquisition further strengthened our leading market position in the tank wash business.

Expand ISO Tank Container Business

We currently participate in the ISO tank container business by providing transportation services and with the Boasso acquisition, we are now the market leader in the ISO tank container transportation and depot services business in North America. We believe that growing our ISO tank container depot business offers us the opportunity to expand our service offerings to many of our existing customers and to capitalize on this fast-growing segment which is being driven by the recent trend towards the globalization of petro-chemical manufacturing capacity.

•

Optimize Network. We are in the process of implementing several initiatives expected to increase profitability by minimizing the number of empty miles driven by our drivers. We do this by encouraging our affiliates and owner-operators to pursue additional revenue opportunities in their respective markets thereby increasing asset utilization. For example, we intend to move our pricing towards a revenue per mile compensation structure with our owner-operators instead of the existing percentage of revenue structure. We believe this change will help align owner-operators’ interests with ours and encourage them to increase load counts and improve backhaul rates resulting in increased revenue and operating income. Additionally, where necessary and when economically appropriate, we have expanded our company-owned transportation capacity by investing in new trailers through various methods, including purchases and leases.

•

Targeted Acquisitions. Our industry is highly fragmented, providing us with the opportunity to grow our distribution network and further develop our tank wash business through acquisitions. Smaller chemical bulk transport operators are seeking to strengthen their competitive position by becoming part of a larger service network. We believe that we are favorably positioned to benefit from this trend. In early 2006, we acquired two transportation companies for $4.1 million. In 2007, we acquired Brite Clean for $2.5 million, a small tank truck carrier for $0.5 million, and Boasso for $58.8 million. We expect these acquired businesses to generate approximately $90.0 million in revenue in 2008. We intend to continue pursuing attractive acquisition opportunities that augment our position in key markets at attractive multiples.

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

The asset lives used are presented in the following table:

Average Lives (in years)
Buildings and improvements	10 - 25
Tractors and terminal equipment	5 - 7
Trailers	15 - 20
Furniture and fixtures	3 - 5
Other equipment	3 - 10

Tractor and trailer rebuilds, which are recurring in nature and extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 3 to 10 years, based on the type and extent of these rebuilds. Maintenance and repairs are charged directly to expense as incurred. Management estimates the useful lives of these assets based on historical trends and the age of the assets when placed in service. Any changes in the actual lives could result in material changes in the net book value of these assets. Additionally, we estimate the salvage values of these assets based on historical sales of disposals, and any changes in the actual salvage values could also affect the net book value of these assets.

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

During 2006, we released approximately $45.8 million of our deferred tax valuation allowance based on our assessment that it was more likely than not that those deferred tax assets will be realizable based on income projections of future taxable income and the expiration dates and amounts of net operating loss carryforwards.

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

At December 31, 2006 positive evidence included having achieved profitability for financial reporting purposes for eight consecutive quarters beginning with the first quarter of fiscal 2005. Additionally, we were no longer in a U.S. cumulative loss position at the third quarter of fiscal 2006. We determine cumulative losses on a rolling thirty-six months basis.

We project both aggregate U.S. pre-tax income as well as aggregate U.S. taxable income for the years 2008 through 2011 sufficient to absorb $86 million of the $94 million existing net operating loss carryforwards. At December 31, 2007 we had estimated $94 million in federal net operating loss carryforwards, $2.6 million in alternative minimum tax credit carryforwards and $2.6 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2027, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. We do not have a history of net operating loss or tax credit carryforwards expiring unused; however, we have determined based on the weight of available evidence that it is more likely than not that some portion of our $2.6 million foreign tax credits may not be realized. As a result we have established a valuation allowance of $1.6 million against our foreign tax credit deferred tax asset.

We continue to believe it is more likely than not that the net deferred tax assets will be realizable because we are projecting positive future taxable income through 2011 sufficient to absorb $86 million of our $94 million net operating loss carryforwards. We will continue to review our forecast quarterly in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense.

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

Allowance for uncollectible receivables—The allowance for all potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by our management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators and affiliates. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Absent a change in our collection efforts, a $50 million increase in our receivables (aged less than 30 days) resulting from transportation billings would increase our allowance for uncollectible receivables by less than $0.2 million.

Stock compensation plans—Stock compensation is determined by the assumptions required under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time using graded vesting, which accelerates compensation expense into the first two years of the four year vesting period. Stock-based compensation expense related to stock options and restricted stock was $1.1 million and $0.4 million, respectively, for fiscal year 2007. As of December 31, 2007, there was approximately $2.7 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost is approximately four years. For further discussion on stock-based compensation, see Note 16 of Notes to Consolidated Financial Statements included in Item 15 of this report.

Pension plans—We maintain two noncontributory defined-benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (5.50% to 5.75%) and assumed rates of return (7.50% to 8.00%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds, plus an assumption of future inflation. The current investment policy target asset allocation differs between our two plans, but it is between 50% to 67% for equities and 33% to 50% for bonds. The current inflation assumption is 3.00%. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. The effects of the modifications are amortized over future periods.

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. At December 31, 2007, our projected benefit obligation (“PBO”) was $45.8 million. Our projected 2007 net periodic pension expense is $189,000. A 1.0% decrease in our assumed discount rate would increase our PBO to $50.6 million and decrease our 2007 net periodic pension expense to $169,000. A 1.0% increase in our assumed discount rate would decrease our PBO to $41.8 million and increase our 2007 net periodic pension expense to $191,000. A 1.0% decrease in our assumed rate of return would not change our PBO but would increase our 2007 net periodic pension expense to $596,000. A 1.0% increase in our assumed rate of return would not change our PBO but would decrease our 2007 net periodic pension expense to a credit of $219,000.

CHANGE IN ACCOUNTING POLICY

During the fourth quarter of 2007, we changed our accounting policy for tires. Prior to this change, the cost of original and replacement tires mounted on equipment was reported as prepaid tires and depreciated based on estimated usage. Under the new policy, we capitalize the cost of tires mounted on purchased revenue equipment as a part of the total equipment cost and depreciate the cost over the useful life of the related equipment. Subsequent replacement tires are expensed at the time those tires are placed in service similar to other repairs and maintenance costs. We believe that this new policy is preferable under the circumstances because it provides a more precise and less subjective method for recognizing expenses related to tires that is consistent with industry practice. Under SFAS 154, “Accounting Changes and Error Corrections,” we are required to report a change in accounting policy by retrospectively applying the new policy to all prior periods presented, unless it is impractical to determine the prior-period effect. Accordingly, we have adjusted our previously reported financial information for all periods presented. Refer to Note 3 of our consolidated financial statements for the financial impact of this change.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company is currently evaluating the expected impact on its financial statements of adopting SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will depend on the nature, terms and size of business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2007	2006	2005
		(As adjusted)	(As adjusted)
OPERATING REVENUES:
Transportation	77.3%	79.1%	80.6%
Other service revenue	10.1	9.1	9.9
Fuel surcharge	12.6	11.8	9.5

Total operating revenues	100.0	100.0	100.0
OPERATING EXPENSES:
Purchased transportation	62.7	67.6	69.5
Compensation	11.4	10.0	9.2
Fuel, supplies and maintenance	10.8	7.3	5.2
Depreciation and amortization	2.3	2.2	2.6
Selling and administrative	4.2	3.3	3.0
Insurance claims	3.2	1.8	2.8
Taxes and licenses	0.5	0.5	0.4
Communication and utilities	1.5	1.2	1.2
Loss (gain) on disposal of property and equipment	0.1	(0.7)	—
Impairment on property and equipment	—	—	—
PPI class action settlement and related expenses	—	—	0.2

Total operating expenses	96.7	93.2	94.1

Operating income	3.3	6.8	5.9

Interest expense, net	(4.1)	(4.0)	(3.8)
Write-off of debt issuance costs	(0.3)	—	(0.2)
Other (expense)	(0.1)	(0.2)	—

(Loss) income before income taxes	(1.2)	2.6	1.9
(Benefit from) provision for income taxes	(0.3)	(5.2)	0.1

Net (loss) income	(0.9)	7.8	1.8

The following table sets forth for the periods indicated the number of terminals, tractors and trailers utilized in our business (including affiliates and owner-operators) as of December 31:

	2007	2006	2005
Terminals *	169	165	165
Number of Drivers	3,486	3,396	3,244
Trailers **	7,506	7,769	7,461
Tractors ***	3,927	3,829	3,539
Transportation billed miles (in thousands)	154,340	157,586	151,838

*	excludes transload facilities.
**	excludes 151, 235 and 384 trailers that are held-for-sale as of December 31, 2007, 2006 and 2005, respectively.
***	excludes 45 tractors held as inventory for sale as of December 31, 2006.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Total revenues for 2007 were $751.6 million, an increase of $21.4 million or 2.9%, compared to 2006 revenues. Transportation revenue increased by $3.4 million or 0.6% compared to 2006. The increase in transportation revenue is primarily attributable to rate increases offset by a decrease in the number of loads.

Other service revenue increased by $9.6 million or 14.4% in 2007 versus 2006. This was primarily due to a $2.8 million increase in rental revenue, a $2.8 million increase from tank wash revenue, and $2.3 million due to the acquisition of Boasso. Fuel surcharge revenue increased $8.4 million from 2006 as a result of higher average fuel prices. Approximately 85% of the fuel surcharge revenue is reflected in “Purchased transportation” and was paid to our affiliates and company owner-operators during 2007 while the remaining company costs offset by the fuel surcharge are reflected in “Fuel, supplies and maintenance.”

We managed a total of approximately 7,500 trailers and 3,900 tractors at the end of 2007 compared to 7,800 trailers and 3,800 tractors at December 31, 2006. The decrease in tractors and trailers is the result of management’s decision to sell off older models and equipment that would require significant repair. We expect to either purchase or lease additional tractors and trailers in 2008.

Operating expenses totaled $727.7 million in 2007, an increase of $45.8 million or 6.7% from 2006. The increase in operating expenses was primarily attributable to a $28.0 million increase in fuel, supplies and maintenance, a $12.6 million increase in compensation, a $10.5 million increase in insurance claims, a $6.9 million increase in selling and administrative expenses and $0.6 million losses from the disposals of terminal assets and sales of tractors compared to $5.2 million net gains that resulted in 2006, partially offset by a decrease of $22.2 million in purchased transportation.

The decrease over the prior year in purchased transportation is primarily due in part to a shift of our transportation business from affiliates to company operations. We pay our affiliates approximately 85% of the transportation revenue while we pay company owner-operators approximately 62% of the transportation revenue. Since we pay our affiliates a greater percentage of revenues generated by them than is paid to company owner-operators, our purchased transportation costs will decrease more as revenues generated by affiliates decrease as a percentage of total transportation revenue. Our affiliates generated 56.7% of our transportation and fuel surcharge revenue in 2007 compared to 66.6% for the prior year. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 69.8% versus 74.4% for the prior year due to this shift in our revenue mix.

Compensation expense increased $12.6 million, or 17.2% primarily due to new or converted company terminals added over the prior year, and company-wide compensation increases. This increase was offset in part by a $1.4 million decrease in stock compensation expense due to stock units being fully recognized in 2006.

Fuel, supplies and maintenance increased $28.0 million or 52.5% due primarily to fuel costs associated with the shift of revenue from affiliates to company owned terminals, increased lease costs as we fund the expansion of our tractor and trailer fleet through the use of operating leases, costs associated with the purchase of tires as we expand our fleet, increased maintenance as we increase the capacity of our equipment and increased costs to clean of our trailers.

Depreciation and amortization expense increased $1.2 million, or 7.3%, due primarily to increased depreciation for assets acquired in affiliate conversions and amortization of intangible assets resulting from increased acquisition activity in 2007.

Selling and administrative expenses increased $7.2 million, or 30.2%. This increase is primarily attributable to a $1.4 million increase in bad debt expense due to credit adjustments as a result of a reduction in days sales outstanding in 2006, a $1.6 million increase in QCI and QSI expenses due to affiliate conversions and new tank wash terminals and an increase in travel costs as we add more company operations in addition to increased driver recruitment costs and increased building rental and maintenance costs associated with corporate and terminal buildings.

Insurance claims expense increased $10.6 million, or 79.5%, due primarily to the settlement of three large claims in the fourth quarter of 2007. During 2006, we recorded a $1.7 million reduction in claims on insurance policies retained by our insurance subsidiary, and $0.7 million of insurance reimbursement.

Loss on disposal of property and equipment was $1.0 million in 2007 as compared to a gain of $5.2 million in 2006, primarily due to the disposal of terminal assets and the sale of tractors and trailers at a loss compared to the sale of several real properties that generated $4.5 million of gain with the remaining net gain generated from the sale of tractors and trailers in 2006. The impairment loss on property and equipment was $0.4 million and $0.3 million in 2007 and 2006, respectively.

Operating income decreased $24.1 million, or 49.9%, compared to 2006. The operating margin for 2007 was 3.3% compared to 6.8% for 2006 as a result of the above items.

Interest expense increased by $0.4 million, or 1.3%, in 2007 compared to 2006 primarily due to the increase in borrowings to acquire Boasso. Interest income decreased by $0.7 million due primarily to the realization in 2006 of interest income arising from the payment in stock of two subscription notes.

We wrote off debt issuance costs of $1.2 million due to the refinancing of our previous revolving credit facility and term loan with our new asset based loan facility in 2007 and recorded a charge of $0.8 million for bridge commitment fees related to the Boasso acquisition. We had no such costs in 2006.

Other expense in 2007 contained $1.6 million of costs related to an unconsummated acquisition and refinancing activities offset by $0.7 million in foreign currency conversions. Other expense in 2006 contained $1.0 million of expenses related to the filing of a shelf registration statement and related expenses.

The benefit from income taxes was $2.1 million in 2007 as compared to a benefit from income taxes of $38.2 million in 2006. The effective rate for the year ended December 31, 2007 was 21.5%, this rate is lower than our anticipated 39.0% effective rate in large part due to recording a $1.6 million valuation allowance against our deferred tax asset for foreign tax credits. The Company’s effective rate would have been 38.4% if this valuation allowance had not been recorded. This change was primarily due to the release of approximately $45.8 million of our $46.7 million deferred tax valuation allowance in 2006. This release was due to improved operating results and the determination that it is more likely than not that expected future taxable income will be sufficient to utilize certain of our deferred tax assets.

Net loss was $7.6 million for 2007 versus net income of $56.2 million for 2006 for the reasons outlined above.

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

Other service revenue decreased by $0.6 million or 0.9% in 2006 versus 2005. This decrease was primarily due to a $1.8 million decrease in rental revenues resulting from reduced trailer rental revenue generated from our affiliates, partially offset by a $0.8 million increase in revenues at our QSI subsidiary. Fuel surcharge revenue increased $22.0 million from 2005 as a result of higher average fuel prices and an increase in the number of miles driven during the year. Approximately 85% of the fuel surcharge revenue is reflected in Purchased transportation” and was paid to our affiliates and company owner-operators during fiscal year 2006 while the remaining company costs offset by the fuel surcharge are reflected in “Fuel, supplies and maintenance.”

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

Operating expenses totaled $681.9 million in 2006, an increase of $43.6 million or 6.8% from 2005. The increase in operating expenses was primarily attributable to a $22.4 million increase in purchased transportation, a $18.0 million increase in fuel, supplies and maintenance and a $10.6 million increase in compensation.

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

Fuel, supplies and maintenance increased $18.0 million or 50.9% due primarily to fuel costs associated with the shift of revenue from affiliates to company owned terminals, increased lease costs as we fund the expansion of our trailer fleet through the use of operating leases, costs associated with the purchase of tires as we expand our fleet and an increase in the number of miles driven, increased maintenance as we increase the capacity of our equipment and increased cleaning of our trailers.

Depreciation and amortization expense decreased $0.9 million, or 5.3%, due primarily to the sale of tractors in the prior year and the use of more leased trailers versus purchasing trailers as well as a number of assets becoming fully depreciated throughout 2007 and 2006.

Selling and administrative expenses increased $3.6 million, or 17.7%. This increase is primarily attributable to a $2.2 million increase in environmental costs associated with the Bridgeport, New Jersey location and our William Dick, Pennsylvania location and EPA oversight charges assessed due to a recent court decision offset by cost reductions at various smaller sites, an increase in travel costs as we add more company operations in addition to increased driver recruitment costs and increased building rental and maintenance costs associated with corporate and terminal buildings. These increases were partially offset by a $1.8 million decrease in professional fees from the prior year for tax, accounting and legal issues that did not recur in 2006 and a $1.3 million decrease in bad debt expense arising from improved collection efforts.

Insurance claims expense decreased $5.9 million, or 30.6%, due primarily to an improvement in our loss experience in 2006 and a refinement in our projection from our claims model through the use of more specific industry data and the recognition of early settlement claims offset in part by $2.0 million of cleanup costs related to a chemical release at one of our tank wash facilities. During 2006, we received $0.7 million of insurance reimbursement funds. During 2005, we received $2.9 million of insurance reimbursement funds and reversed $0.6 million of fines and penalties related to our insurance subsidiary that was initially recorded in the fourth quarter of 2004.

Gain on disposal of property and equipment was $5.2 million in fiscal year 2006 as compared to a loss of $0.3 million in fiscal year 2005, primarily due to the sale of several real properties that generated $4.5 million of gain with the remaining net gain generated from the sale of tractors and trailers. The impairment loss on property and equipment was $0.3 million and $0.1 million in fiscal years 2007 and 2006, respectively. PPI class action settlement and related expenses decreased $1.0 million in 2006 as most related expenses were accrued in 2005.

Operating income increased $8.5 million or 21.2% compared to 2005. The operating margin for 2006 was 6.8% compared to 5.9% for 2005 as a result of the above items.

Interest expense increased by $4.0 million or 14.8% in 2006 compared to 2005 primarily due to the increase in interest rates over 2005. Interest income increased by $1.3 million due primarily to the realization of $0.7 million of interest income arising from the payment in stock of two stock subscription notes and interest earned on notes arising from the sale of tractors.

In the first quarter of 2005, we wrote off $1.1 million of debt issuance costs associated with the $70.0 million partial repayment of our term loan using proceeds from the issuance of new debt in January 2005.

Other income decreased by $1.1 million due primarily to a $1.0 million charge for expenses related to the filing of a shelf registration statement and expenses for potentially issuing new shares and reduced foreign currency transaction exchange gain in 2006 versus 2005.

The benefit from income taxes was $38.2 million in 2006 as compared to a provision for income taxes of $0.4 million in 2005. This change was primarily due to the release of approximately $45.8 million of our $46.7 million deferred tax valuation allowance. This release is due to improved operating results and the determination that it is more likely than not that expected future taxable income will be sufficient to utilize certain of our deferred tax assets.

Net income was $56.2 million for 2006 versus $11.9 million for 2005 for the reasons outlined above.

EXCHANGE RATES

We operate in Canada and Mexico as well as in the United States. Our results of operations are affected by the relative strength of currencies in the countries where we operate. Approximately 7.2%, 7.2% and 7.1% of our revenue in 2007, 2006 and 2005, respectively, was generated outside the United States.

In comparing the average exchange rates between 2007 and the year-ago period, the Canadian dollar appreciated against the United States dollar by approximately 5.6% while the Mexican peso depreciated against the United States dollar by approximately 0.2%. The change in exchange rates positively impacted revenue by approximately $2.8 million in 2007. The appreciation of the Canadian dollar since December 31, 2006 was the primary reason for the less than $0.3 million increase in cumulative currency translation loss in shareholders’ equity for 2007.

Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.3 million gain in fiscal year 2007, a $0.1 million gain in fiscal year 2006, and a $0.4 million gain in fiscal year 2005. Risks associated with foreign currency fluctuations are discussed further in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

LIQUIDITY AND CAPITAL RESOURCES

The following summarizes our cash flows for fiscal years 2007, 2006 and 2005 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,
(In Thousands)	2007	2006	2005
		(As adjusted)	(As adjusted)
Net cash provided by operating activities	$14,052	$28,236	$9,039
Net cash used in investing activities	(63,399)	(10,591)	(16,063)
Net cash provided by (used in) financing activities	52,194	(12,474)	5,858
Effect of exchange rates	23	34	102

Net increase (decrease) in cash	2,870	5,205	(1,064)
Cash at beginning of period	6,841	1,636	2,700

Cash at end of period	$9,711	$6,841	$1,636

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Our primary cash needs consist of capital expenditures and debt service including our asset-based loan facility (“ABL Facility”), our 9% Senior Subordinated Notes due 2010 (“9% Notes”) and our Senior Floating Rate Notes due 2012 (the “2012 Notes”). We incur capital expenditures for the purpose of purchasing tractors and trailers to meet our strategic needs during the year, and maintaining and improving our infrastructure. During 2006 and 2007, we reduced our capital expenditures required for our tractor and trailer acquisitions by entering into operating leases which will result in increased operating expenses in future periods. We plan to continue to enter into operating leases to reduce capital expenditures in 2008.

We have accrued $11.2 million for environmental claims and $31.9 million for loss and damage claims and the timing of the cash payment for such claims fluctuates from quarter to quarter.

We generated $14.1 million, $28.2 million and $9.0 million from operating activities in 2007, 2006 and 2005, respectively. The decrease in net cash provided by operating activities in 2007 as compared to 2006 is primarily due to our net loss for the year. The increase in net cash provided by operating activities in 2006 as compared to 2005 is primarily due to improved profitability, improvement of our accounts receivable collection efforts offset by funds used to purchase tractors for resale to drivers and to fund the tractor sales as notes receivable to us.

Net cash used in investing activities in 2007, 2006 and 2005 was $63.4 million, $10.6 million and $16.1 million, respectively. Capital expenditures totaled $10.6 million, $14.9 million and $15.8 million in 2007, 2006 and 2005, respectively. We used net cash of $52.4 million for the acquisition of Boasso and $6.8 million of cash to purchase two businesses and the business assets of six affiliates in 2007, issued note payables for $2.4 million and assumed $2.5 million in liabilities as part of the total consideration of these acquisitions. In 2006, we used $6.5 million of cash to purchase two businesses and the business assets of three affiliates, issued a note payable for $1.6 million and assumed $4.4 million in liabilities as part of the consideration of these acquisition. We entered into operating leases for equipment in 2006 that would otherwise have required approximately $20.0 million to purchase various tractors and trailers. Our proceeds from the sale of property and equipment for 2006 increased by $6.5 million primarily due to the sale of various real estate properties. In 2005, we purchased the business assets of three affiliates for $4.5 million. We expect to continue to expand the number of tractors and trailers in 2008 either by purchase or through the use of operating or capital leases.

Net cash (used in) provided by financing activities was $52.2 million, $(12.5) million and $5.9 million in 2007, 2006 and 2005, respectively. We utilized our ABL Facility to finance the acquisition of Boasso in 2007. In 2006, we generated enough cash from operations and the sale of property to fully repay our revolver by year-end. In 2005, we utilized our revolver to finance the acquisition of business assets and to fund some short-term working capital needs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a) (4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at December 31, 2007 over the periods we expect them to be paid (dollars in thousands):

	TOTAL	Year 2008	Years 2009 & 2010	Years 2011 & 2012	The Five Years after 2012
Operating leases (1)	$104,239	$26,181	$41,297	$22,786	$13,975
Total indebtedness (2)	348,435	413	128,421	135,471	84,130
Capital leases	5,283	1,451	3,146	686	—
Interest on indebtedness (3)	124,293	31,564	61,304	28,337	3,088

Total	$582,250	$59,609	$234,168	$187,280	$101,193

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases. See Note 17 of the “Note to the Consolidated Financial Statements.” We entered into a new lease, commencing in May 2007, for our corporate headquarters that requires us to spend $15.8 million over the term of the lease. We expect that some of our operating lease obligations for tractors will be partially offset by rental revenue from sub-leasing the tractors to owner-operators or affiliates.
(2)	Excludes a discount of $4.4 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2007 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of December 31, 2007 will remain in effect until maturity. As discussed below, the maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.

Other Liabilities and Obligations

We have $11.2 million of environmental liabilities, $7.8 million of pension plan obligations and $31.0 million of insurance claim obligations. We expect to incur additional environmental costs in the future for environmental studies and remediation efforts that we will be required to undertake related to legacy Chemical Leaman sites. We also have $58.4 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of December 31, 2007 for our insurance administrator was $47.1 million. The remaining $11.3 million of outstanding letters of credit relate to various leasing obligations and to satisfy certain EPA requirements. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. We have $4.2 million of a long-term liability that was assumed upon the purchase of a business in 2006 that we expect to pay out over the next ten years. We have $3.2 million of total gross unrecognized tax benefits.

Long-term Debt

Our principal debt sources at December 31, 2007 comprise $125 million aggregate principal amount of 9% Notes, $135 million aggregate principal amount of the 2012 Notes and a $225 million ABL Facility.

The ABL Facility

The ABL Facility which was effective December 18, 2007, consists of a current asset-based revolving facility in an initial amount of $195.0 million (the “current asset tranche”) and a fixed asset-based revolving facility in an initial amount of $30.0 million (the “fixed asset tranche”), with the total commitments under the fixed asset tranche to be reduced, and the total commitments under the current asset tranche correspondingly increased by $5.0 million on each at December 18, 2009 and 2010. Borrowings of revolving loans under the ABL Facility are allocated pro rata to the current asset tranche and the fixed asset tranche based on the then-current asset borrowing base and the then-current fixed asset borrowing base. The ABL Facility matures June 18, 2013. The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.

The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit, which are allocated pro rata between the two tranches based on the then-current borrowing base for each tranche (or, if the credit extensions under the fixed asset tranche are repaid and the commitments there under are terminated prior to the termination of the ABL Facility, to the current asset tranche), and up to $10.0 million for swingline borrowings on same-day notice, which are allocated under the current asset tranche. The proceeds of the ABL Facility were used, together with the proceeds from an additional private offering of $50 million of Senior Floating Rate Notes (described below under “Senior Floating Rate Notes”), to finance a portion of the Boasso acquisition. The ABL facility contains a fixed charge coverage ratio of 1.0 to 1.0 which only needs to be met if borrowing availability is less than $20.0 million. At December 31, 2007, we had $52.1 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The initial applicable margin for borrowings under the current asset tranche are 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The initial applicable margin for borrowings under the fixed asset tranche are 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate for the ABL Facility is the higher of the prime rate and the federal funds overnight rate plus 0.50%. We are also required to pay a fee for utilized commitments under the ABL Facility at a rate equal to 0.25% per annum. The ABL Facility is required to be prepaid only to the extent that aggregate amount of outstanding borrowings, unreimbursed letter of credit drawings and undrawn letters of credit under the relevant tranche exceeds the lesser of the applicable commitments and the applicable borrowing base in effect at such time for such tranche. The borrowing base for the current asset tranche consists of eligible accounts receivable, eligible inventory and eligible truck and trailer fleet, and the borrowing base for the fixed asset tranche consists of eligible real property and certain eligible equipment. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at December 31, 2007 was 7.0% . The weighted average interest rate during fiscal year 2007 was 7.0%.

All obligations under the ABL Facility are guaranteed by QDI and each of our wholly-owned domestic restricted subsidiaries (other than our immaterial subsidiaries). Obligations under the current asset tranche, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements), are secured by a first priority lien on certain assets of QD LLC and the guarantors, including eligible accounts, eligible inventory and eligible truck and trailer fleet (“current asset tranche priority collateral”) and a second priority lien on all other assets of QD LLC and the guarantors, including eligible real property and certain eligible equipment (“fixed asset tranche priority collateral”). Obligations under the fixed asset tranche, and the guarantees of those obligations, are secured by a first-priority lien on fixed asset tranche priority collateral and a second priority lien on current asset tranche priority collateral.

We incurred $6.4 million in debt issuance costs relating to the ABL Facility. We are amortizing these costs over the term of the ABL Facility. The balance of the debt issuance costs as of December 31, 2007 was approximately $6.4 million.

Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million of the 2012 Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. On December 18, 2007, we consummated a private offering of $50 million of the 2012 Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 93% of the face value of the notes (combined “the 2012 Notes”). The 2012 Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds of the $85 million offering were used to repay approximately $70 million of a previous term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of outstanding Series B Notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our previous credit facility. The previous credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The net proceeds of the $50.0 million offering were used to repay a portion of our previous credit facility. The interest rate on the $85.0 million of the 2012 Notes at December 31, 2007 and 2006 was 9.7% and 9.9%, respectively. The weighted average interest rate during fiscal year 2007 and 2006 was 9.9% and 9.4%, respectively. The interest rate on the $50 million of 2012 Notes at December 31, 2007 was 9.7%. The weighted average interest rate during fiscal year 2007 was 9.7%.

We incurred $2.4 million in debt issuance costs relating to the $85 million of the 2012 Notes and $1.9 million related to the $50 million of the 2012 Notes. We are amortizing these costs over the term of the notes. The balance of the debt issuance costs as of December 31, 2007 was $3.3 million.

We may redeem the 2012 Notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days’ notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on January 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Percentage
2008	101.00
2009 and thereafter	100.00

Previous Term Loan

Prior to entering into the ABL Facility, our term loan carried interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustment based upon the achievement of certain financial ratios and matured on November 12, 2009. The principal payments were payable quarterly on March 15, June 15, September 15 and December 15.The interest rate on the term loan at December 31, 2006 was 8.4%. The weighted average interest rate during fiscal year 2006 was 8.0%. The interest rate on the term loan upon refinancing with the new ABL Facility on December 18, 2007 was 9.7% and the weighted average interest rate during 2007 was 8.6%.

We incurred $3.4 million in debt-issuance costs relating to the term loan and wrote-off $1.1 million of the debt-issuance costs upon the $70 million partial repayment of the term loan in January 2005. We amortized the $2.3 million remaining debt-issuance costs over the term of the term loan to interest expense using the effective-interest method until we wrote off the balance of $0.7 million upon refinancing the term loan with the new ABL Facility.

Previous Revolving Credit Facility

Prior to entering into the ABL Facility, our revolving credit facility comprised a $75.0 million revolver that was available until November 12, 2008 and a $20 million pre-funded letter of credit facility that was available until November 12, 2009. The revolver was used for working capital and general corporate purposes, including permitted acquisitions and additional letters of credit. At December 31, 2006, we had $39.7 million available under the revolver and $55.3 million in outstanding letters of credit.

Interest on the revolver was, at our option, (a) 2.50% in excess of the Base Rate provided in the credit agreement or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolver at December 31, 2006 was 10.8%. The weighted average interest rate on the revolver during fiscal year 2006 was 9.8% . The interest rate on the revolver upon refinancing with the new ABL Facility on December 18, 2007 was 9.6% and the weighted average interest rate during 2007 was 10.6%.

The credit facility provided for payment by us in respect of outstanding letters of credit of an annual fee equal to the spread over the Eurodollar rate for Eurodollar Loans under the revolver from time to time in effect on the aggregate outstanding stated amounts of such letters of credit and a fronting fee equal to  1/4 of 1.0% on the aggregate outstanding stated amounts of such letters of credit. We paid a commitment fee equal to  1/2 of 1.0% per annum on the undrawn portion of the available commitment under the revolver, subject to decreases based on the achievement of certain financial ratios.

Voluntary prepayments and commitment reductions were permitted in whole or in part, subject to minimum prepayment or reduction requirements, without premium or penalty, provided that voluntary prepayments of Eurodollar Loans on a date other than the last day of the relevant interest period will be subject to payment of customary breakage costs, if any.

We incurred $1.5 million in debt-issuance costs relating to the revolver and we amortized these costs over the term of the revolver. Upon the refinancing of the revolver with the new ABL Facility, we wrote off a balance of the debt issuance costs of $0.4 million.

9% Senior Subordinated Notes

The 9% Notes are unsecured obligations, due 2010, guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

We incurred $5.5 million in debt issuance costs relating to the 9% Notes. We are amortizing these costs over the term of the 9% Notes. The balance of the debt issuance costs as of December 31, 2007 was $2.2 million.

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

Year	Percentage
2008	102.25
2009 and thereafter	100.00

Boasso Note

Included in the aggregate purchase price of the Boasso acquisition is a $2.5 million 7% promissory note with a maturity on December 18, 2009 for the benefit of a former Boasso shareholder. The shareholder has the right to demand payment on December 18, 2009. The Boasso Note is convertible into shares of our common stock following the first anniversary of the acquisition at the election of the holder at a price of $4.47 per share (the closing price of the shares reported on NASDAQ on the day before the acquisition). If the conversion option is exercised, we have the right, instead of issuing shares to pay the holder a cash amount equal to the number of shares of common stock into which the Boasso Note is then convertible multiplied by the 10-day trailing average closing price plus any accrued and unpaid interest.

Collateral, Guarantees and Covenants

The ABL Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the 2012 Notes and the 9% Notes); pay dividends and distributions or repurchase their capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, including the 2012 Notes and the 9% Notes; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The ABL Facility also contains certain customary affirmative covenants and events of default.

The term loan and revolver were guaranteed by all of our existing and future direct and indirect domestic subsidiaries (collectively, the “subsidiary guarantors”). Our obligations under the term loan and revolver and our subsidiary guarantor obligations were collateralized by a first priority perfected lien on substantially all of our properties and assets and the subsidiary guarantors, including a pledge of all capital stock and notes owned by us and the subsidiary guarantors, subject to certain exceptions. In addition, in certain cases, no more than 65.0% of the stock of our foreign subsidiaries is required to be pledged. Such assets pledged also collateralize certain interest rate protection and other hedging agreements permitted by the credit facility that may be entered into from time to time by us.

The previous credit agreement contained restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions, redeemable common stock, and preferred stock issuance, capital expenditures, and the payment of dividends. At the time of refinancing our previous credit facility with the new ABL Facility, we were in compliance with all these debt covenants. The previous credit agreement included one financial covenant, the ratio of Senior Secured Debt (as defined therein) to Consolidated EBITDA (as defined therein), which we were in compliance at the time of refinancing.

We are in compliance of all covenants at December 31, 2007.

Debt Retirement

The following is a schedule of our indebtedness at December 31, 2007 over the periods we are required to pay such indebtedness:

(in 000’s)	2008	2009	2010	2011	2012 and after	Total
Boasso Note (1)	$—	$2,500	$—	$—	$—	$2,500
Capital lease obligations	1,451	1,593	1,553	575	111	5,283
ABL Facility (2)	—	—	—	—	84,130	84,130
9% Senior Subordinated Notes, due 2010	—	—	125,000	—	—	125,000
Senior Floating Rate Notes, due 2012	—	—	—	—	135,000	135,000
Other Notes	413	444	477	402	69	1,805

Total	$1,864	$4,537	$127,030	$977	$219,310	$353,718

(1)	The holder of the Boasso Note has the right to require that we repay the Boasso Note in full on the first anniversary of the Boasso acquisition.
(2)	The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.

The above table does not include the remaining unamortized original issue discount of $4.4 million relating to the 2012 Notes.

The following table is our debt issuance costs at December 31,2007:

	Issuance Costs	Accumulated Amortization	Balance
ABL Facility	$6,395	$39	$6,356
9% Senior Subordinated Notes, due 2010	5,496	3,271	2,225
Senior Floating Rate Notes, due 2012	4,403	1,060	3,343

Total	$16,294	$4,370	$11,924

QD LLC, has the ability to incur additional debt, subject to limitations imposed by the indentures governing the 9% Notes and the 2012 Notes. Under the indentures governing the 9% Notes and the 2012 Notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.25 to 1.0 or less. As of December 31, 2007, we were in compliance with this covenant.

Liquidity

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

However, for periods extending beyond twelve months, if our operating cash flow and borrowings under the revolving portions of the ABL Facility are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we would be required to seek alternative financing. These alternatives would likely include another restructuring or refinancing of our long-term debt, the sale of a portion or all of our assets or operations, or the sale of additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms, or were not permitted under our existing agreements, we might default on some or all of our obligations. If we default on our obligations and the debt under the indentures for the 9% Notes and 2012 Notes were to be accelerated, our assets might not be sufficient to repay in full all of our indebtedness, and we might be forced into bankruptcy.

Other Issues

We have historically sought to acquire smaller local operators as part of our program of strategic growth. We continue to evaluate potential accretive acquisitions in order to capitalize on the consolidation occurring in the industry and expect to fund such acquisitions from available sources of liquidity, including borrowings under the revolving portion of our ABL Facility.

While uncertainties relating to environmental, labor and other regulatory matters exist within the trucking industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. Our credit rating is affected by many factors, including our financial results, operating cash flows and total indebtedness.

As a holding company with no significant assets other than ownership of 100% of QD LLC’s membership units, QDI also depends upon QD LLC’s cash flows to service our debt. QD LLC’s ability to make distributions to QDI is restricted by the covenants contained in the revolving portion of our ABL Facility and the indentures governing the 9% Notes and 2012 Notes. However, Apollo as our controlling shareholder may have an interest in pursuing reorganizations, restructurings or other transactions involving us that, in their judgment, could enhance their equity investment even though those transactions might involve increasing QD LLC’s leverage or impairing QD LLC’s creditworthiness in order to decrease QDI’s leverage. While the restrictions in the revolving portion of our ABL Facility cover a wide variety of arrangements that have traditionally been used to effect highly leveraged transactions, the ABL Facility and the indentures may not afford the holders of our debt protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under the ABL Facility and the 2012 Notes. With regard to the ABL Facility at QD LLC’s option, the initial applicable margin for borrowings under the current asset tranche will be 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The initial applicable margin for borrowings under the fixed asset tranche will be 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate under the ABL Facility is equal to the higher of the prime rate and the federal funds overnight rate plus 0.50%. The base rate for our 2012 Notes is LIBOR plus 4.50%.

	Balance at December 31, 2007	Interest Rate at December 31, 2007	Effect of 1% Increase
	($ in 000s)		($ in 000s)
ABL Facility	$84,130	7.00%	$841
Senior Floating Rate Notes - $50M	50,000	9.72%	500
Senior Floating Rate Notes - $85M	85,000	9.84%	850

Total	$219,130		$2,191

At December 31, 2007, a 1% point increase in the current per annum interest rate for each would result in $2.2 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of December 31, 2007. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 7.2% of our consolidated revenue in 2007 and 7.2% of our consolidated revenue in 2006. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for fiscal year 2007 were positively impacted by a $2.8 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for 2007 related to the Canadian dollar versus the U.S. dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.5 million in 2007, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at December 31, 2007, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. In 2007, diesel fuel prices rose to near record levels. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. In 2007 and 2006, a majority of fuel price fluctuations were covered through fuel surcharges.

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

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, management has determined that our internal control over financial reporting was effective as of December 31, 2007.

Management’s conclusion regarding the effectiveness of internal control over financial reporting as of December 31, 2007 does not include any internal control over financial reporting at Boasso, Management has elected to exclude Boasso from its assessment of internal control over financial reporting because we were unable to completely assess Boasso’s internal control over financial reporting in the period between the Boasso acquisition on December 18, 2007 and management’s assessment of internal control over financial reporting as of December 31, 2007. Boasso is a wholly-owned subsidiary whose total assets represent 15.7% of our total assets as of December 31, 2007 and whose total revenues, which are only included from date of acquisition, represent 0.3% of our total revenue for the year ended December 31, 2007.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors, the Audit Committee of the Board of Directors, the Nomination Committee of the Board of Directors (known as the Corporate Governance Committee), and the Audit Committee financial expert, will be contained in our 2008 Proxy Statement. The 2008 Proxy Statement is expected to be filed on or about April 15, 2008. Such information is incorporated herein by reference.

Information with respect to the executive officers who are not directors of our company is located in Part I, Item 4 of this report.

Code of Ethics

We have adopted a Code of Conduct , which is applicable to all of our directors and employees, including our principal executive officer, our principal financial officer and our controller. A copy of the Code of Conduct can be found on our website at www.qualitydistribution.com. Any possible future amendments to or waivers from the Code of Conduct will be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” will be in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For information regarding our Executive Compensation, Compensation Committee Interlocks and Insider Participation, and our Compensation Committee Report, we direct you to the section entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Executive Compensation Committee” that will be in the 2008 Proxy Statement. We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related shareholder matters will be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our 2008 Proxy Statement and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

We maintain three equity-based compensation plans – the 1998 Stock Option Plan, the 2003 Stock Option Plan and the 2003 Restricted Stock Incentive Plan. There was also an agreement to issue stock units which applies solely to Mr. Detter, our former Chief Executive Officer. A description of all our equity based compensation plans can be found in footnote 16 of the Notes to Consolidated Financial Statements. The 2003 Stock Option Plan and the 2003 Restricted Stock Incentive Plan have each been approved by our shareholders. The following table sets forth the number of shares of our common stock subject to outstanding options and rights under these plans, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants under these plans as of December 31, 2007 (in thousands, except exercise price):

	Equity Compensation Plan Information
	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,727	(1)	$11.27	1,565	(3)
Equity compensation plans not approved by security holders	367	(2)	10.41	314	(4)

Total	3,094		11.17	1,879

(1)	Consists of the 2003 Stock Option Plan which was approved by shareholders prior to our initial public offering and amended by our shareholders in 2005.
(2)	Consists of the 1998 Stock Option Plan and the currently determinable number of shares under Stock Unit Grant Agreement.
(3)	Consists of approximately 1,069,000 options issuable under the 2003 Stock Option Plan and approximately 496,000 shares of common stock issuable under the 2003 Restricted Incentive Stock Plan. The number of shares available for future issuance under the 2003 Stock Option Plan automatically increases every year by 2.5% of the outstanding shares as of December 31 of the prior year.
(4)	Consists solely of shares issuable under the 1998 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be incorporated by reference in our 2008 Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2008 Proxy Statement under the headings “Report of the Audit Committee of the Board of Directors,” “Ratification of the Independent Registered Certified Public Accounting Firm” and “Fees Paid to the Independent Registered Certified Public Accounting Firm in 2007” is incorporated by reference.

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

QUALITY DISTRIBUTION, INC.

March 14, 2008	/s/ GARY R. ENZOR
GARY R. ENZOR
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(DULY AUTHORIZED OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 14, 2008	/s/ Gary R. Enzor Gary R. Enzor	President and Chief Executive Officer (Principal Executive Officer)

March 14, 2008	/s/ Timothy B. Page Timothy B. Page	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 14, 2008	* Gerald L. Detter	Director, Chairman of the Board

March 14, 2008	* Marc E. Becker	Director

March 14, 2008	* Robert H. Falk	Director

March 14, 2008	* Robert E. Gadomski	Director

March 14, 2008	* Richard B. Marchese	Director

March 14, 2008	* Thomas R. Miklich	Director

March 14, 2008	* Donald C. Orris	Director

March 14, 2008	* Eric L. Press	Director

March 14, 2008	* M. Ali Rashid	Director

March 14, 2008	* Alan H. Schumacher	Director

March 14, 2008	* John J. Suydam	Director

March 14, 2008	* Thomas M. White	Director

*By:	/s/ Gary R. Enzor
Gary R. Enzor
Attorney-in-fact

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

R EPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To Board of Directors and shareholders of

Quality Distribution, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quality Distribution, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these consolidated financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed its accounting policy surrounding tire costs from capitalizing and depreciating the costs of original and replacement tires over their estimated useful lives to capitalizing the costs of original tires as part of the tractor or trailer and expensing all replacement tires as incurred.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation as of January 1, 2006 and the manner in which it accounts for uncertain income tax positions as of January 1, 2007.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Boasso America Corporation from its assessment of internal control over financial reporting as of December 31, 2007, because it was acquired by the Company in a purchase business combination during 2007. We have also excluded Boasso America Corporation from our audit of internal control over financial reporting. Boasso America Corporation is a wholly-owned subsidiary whose total assets and total revenues represent approximately 15.7% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

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

PricewaterhouseCoopers LLP

Tampa, Florida

March 14, 2008

Q UALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007, 2006 and 2005

(In 000’s) Except Per Share Data

	Years ended December 31,
	2007	2006	2005
		(Adjusted Note 3)	(Adjusted Note 3)
OPERATING REVENUES:
Transportation	$580,676	$577,239	$546,527
Other service revenue	76,221	66,644	67,247
Fuel surcharge	94,661	86,276	64,302

Total operating revenues	751,558	730,159	678,076

OPERATING EXPENSES:
Purchased transportation	471,531	493,686	471,238
Compensation	85,820	73,207	62,558
Fuel, supplies and maintenance	81,316	53,324	35,339
Depreciation and amortization	17,544	16,353	17,278
Selling and administrative	31,291	24,042	20,433
Insurance claims	23,883	13,307	19,183
Taxes and licenses	3,980	3,812	2,894
Communication and utilities	11,381	9,043	7,932
(Gain) loss on disposal of property and equipment	601	(5,163)	288
Impairment on property and equipment	358	270	75
PPI class action settlement and related expenses	—	—	1,039

Total operating expenses	727,705	681,881	638,257

Operating income	23,853	48,278	39,819
Interest expense	(31,342)	(30,955)	(26,957)
Interest income	818	1,567	245
Write-off of debt issuance costs	(2,031)	—	(1,110)
Other (expense) income	(940)	(888)	222

(Loss) income before income taxes	(9,642)	18,002	12,219
(Benefit from) provision for income taxes	(2,079)	(38,168)	352

Net (loss) income	$(7,563)	$56,170	$11,867

PER SHARE DATA:
Net (loss) income per common share
Basic	$(0.39)	$2.97	$0.63

Diluted	$(0.39)	$2.87	$0.61

Weighted-average number of shares
Basic	19,336	18,920	18,934

Diluted	19,336	19,571	19,301

The accompanying notes are an integral part of these consolidated financial statements.

Q UALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(In 000’s)

	December 31, 2007	December 31, 2006
		(Adjusted Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$9,711	$6,841
Accounts receivable, net	99,081	85,482
Prepaid expenses	8,150	6,101
Deferred tax asset, net	20,483	18,320
Other	6,258	9,214

Total current assets	143,683	125,958
Property and equipment, net	121,992	119,338
Goodwill	173,575	138,980
Intangibles, net	24,167	635
Non-current deferred tax asset, net	16,203	21,713
Other assets	14,356	11,249

Total assets	$493,976	$417,873

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of indebtedness	$413	$1,400
Current maturities of capital lease obligations	1,451	1,178
Accounts payable	17,428	13,957
Affiliates and independent owner-operators payable	12,597	11,025
Accrued expenses	25,957	21,197
Environmental liabilities	4,751	5,995
Accrued loss and damage claims	13,438	11,533
Income tax payable	555	—

Total current liabilities	76,590	66,285
Long-term indebtedness, less current maturities	343,575	272,826
Capital lease obligations, less current maturities	3,832	3,718
Environmental liabilities	6,418	5,831
Accrued loss and damage claims	18,474	20,633
Other non-current liabilities	15,954	14,249
Deferred tax liability	—	724

Total liabilities	464,843	384,266

Commitments and contingencies—Note 17
Minority interest in subsidiary	1,833	1,833

SHAREHOLDERS’ EQUITY
Common stock, no par value; 29,000 shares authorized; 19,334 issued and 19,176 outstanding at December 31, 2007 and 19,210 issued and 19,038 outstanding at December 31, 2006, respectively	361,617	359,995
Treasury stock, 158 and 172 shares at December 31, 2007 and December 31, 2006, respectively	(1,564)	(1,527)
Accumulated deficit	(126,146)	(118,255)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(16,748)	(18,531)
Stock purchase warrants	—	21
Stock subscriptions receivable	(270)	(340)

Total shareholders’ equity	27,300	31,774

Total liabilities, minority interest and shareholders’ equity	$493,976	$417,873

The accompanying notes are an integral part of these consolidated financial statements.

Q UALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2007, 2006 and 2005 (In 000’s)

	Comprehensive Income (Loss)	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Unearned Compensation Restricted Stock	Stock Subscription Receivables	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2004 (Adjusted Note 3)		19,113	(73)	$357,383	$(588)	$(185,961)	$(189,589)	$(18,042)	$73	$(1,077)	$(1,645)	$(39,446)
Net income (Adjusted Note 3)	$11,867	—	—	—	—	11,867	—	—	—	—	—	11,867
Minority stock dividend	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	28	30	414	(196)	—	—	—	(248)	—	—
Issuance of stock units	—	—	—	2,345	—	—	—	—	—	(2,345)	—	—
Forfeiture of restricted stock	—	—	(47)	(742)	—	—	—	—	—	742	—	—
Amortization of restricted stock	—	—	—	—	—	—	—	—	—	953	—	953
Stock warrant exercise	—	10	—	19	—	—	—	—	(19)	—	—	—
Payment of stock subscription receivables	—	—	—	—	—	—	—	—	—	—	76	76
Acquisition of treasury stock	—	—	(1)	—	(28)	—	—	—	—	—	28	—
Amortization of non-employee options	—	—	—	125	—	—	—	—	—	—	—	125
Translation adjustment, net of a deferred tax provision of $93.	(79)	—	—	—	—	—	—	(79)	—	—	—	(79)
Pension plan minimum liability, net of a deferred tax benefit of nil	(958)	—	—	—	—	—	—	(958)	—	—	—	(958)

Balance, December 31, 2005 (Adjusted Note 3)	$10,830	19,123	(93)	359,160	(202)	(174,290)	(189,589)	(19,079)	54	(1,975)	(1,541)	(27,462)

Net income (Adjusted Note 3)	$56,170	—	73	—		56,170	—	—	—	—	—	56,170
Reclass of unearned compensation restricted stock	—	—	—	(1,975)	—	—	—	—	—	1,975	—	—
Issuance of restricted stock	—	—	28	(243)	314	(71)	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(2)	15	(15)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	369	—	—	—	—	—	—	—	369
Amortization of stock units	—	—		1,473	—	—	—	—	—	—	—	1,473
Amortization of non-employee options	—	—	—	125	—	—	—	—	—	—	—	125
Amortization of stock options	—	—	—	1,038	—	—	—	—	—	—	—	1,038
Stock warrant exercise	—	87	—	33	—	—	—	—	(33)	—	—	—
Stock option exercise	—	—	24	—	267	(64)	—	—	—	—	—	203
Acquisition of treasury stock	—	—	(129)	—	(1,891)	—	—	—	—	—	1,201	(690)
Translation adjustment, net of a deferred tax provision of $52	(14)	—	—	—	—	—	—	(14)	—	—	—	(14)
Pension plan SFAS 158 adjustment, net of deferred tax benefit of nil	—	—	—	—	—	—	—	(886)	—	—	—	(886)
Pension plan minimum liability, net of a deferred tax liability of $923	1,448	—	—	—	—	—	—	1,448	—	—	—	1,448

Balance, December 31, 2006 (Adjusted Note 3)	$57,604	19,210	(172)	$359,995	$(1,527)	$(118,255)	$(189,589)	$(18,531)	$21	$—	$(340)	$31,774

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2007, 2006 and 2005 (In 000’s) continued

	Comprehensive Income (Loss)	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Stock Subscription Receivables	Total Shareholders’ Equity
Balance, December 31, 2006 (Adjusted Note 3)		19,210	(172)	$359,995	$(1,527)	$(118,255)	$(189,589)	$(18,531)	$21	$(340)	$31,774
Net loss (As adjusted)	$(7,563)	—	—	—		(7,563)	—	—	—	—	(7,563)
Issuance of restricted stock	—	47	11	(25)	25	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(2)	11	(11)	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	295	—	—	—	—	—	—	295
Amortization of non-employee options	—	—	—	125	—	—	—	—	—	—	125
Amortization of stock options	—	—	—	1,143	—	—	—	—	—	—	1,143
Stock warrant exercise	—	80	—	21	—	—	—	—	(21)	—	—
Stock option exercise	—	—	8	52	19	—	—	—	—	—	71
Acquisition of treasury stock	—	(3)	(3)	—	(70)	—	—	—	—	70	—
FIN 48 Adjustment	—	—	—	—	—	(328)	—	—	—	—	(328)
Translation adjustment, net of tax	182	—	—	—	—	—	—	182	—	—	182
Adjustment to pension obligation, net of a deferred tax liability of $1,009	1,601	—	—	—	—	—	—	1,601	—	—	1,413

Balance, December 31, 2007	$(5,780)	19,334	(158)	$361,617	$(1,564)	$(126,146)	$(189,589)	$(16,748)	$—	$(270)	$27,300

The accompanying notes are an integral part of these consolidated financial statements.

Q UALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(In 000’s)

	Years Ended December 31,
	2007	2006	2005
		(Adjusted Note 3)	(Adjusted Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,563)	$56,170	$11,867
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Deferred income tax provision (benefit)	(6,029)	4,661	(266)
Depreciation and amortization	17,544	16,353	17,278
Bad debt expense (recoveries)	796	(361)	1,219
Loss (gain) on disposal of property and equipment	601	(5,163)	288
Impairment loss on property and equipment	358	270	75
Interest income on repayment of stock subscription	—	(690)	—
Write-off of deferred financing costs	2,031	—	1,110
Stock based compensation	1,563	3,005	1,077
Amortization of deferred financing costs	1,865	1,824	1,855
Amortization of bond discount	279	243	233
Write-off of stock offering costs	—	986	—
Minority dividends	145	145	145
Provision for (Release of) deferred tax asset valuation allowance	1,403	(45,226)	—
Changes in assets and liabilities:
Accounts and other receivables	(2,545)	16,185	(1,901)
Prepaid expenses	(309)	(728)	(491)
Other assets	910	(4,846)	(3,919)
Accounts payable	(288)	(5,082)	4,516
Accrued expenses	2,784	(1,833)	(11,024)
Environmental liabilities	(657)	(5,333)	(8,439)
Accrued loss and damage claims	(1,155)	(2,464)	(3,946)
Affiliates and independent owner-operators payable	816	(954)	1,996
Other liabilities	545	1,074	(207)
Current income taxes	958	—	(2,427)

Net cash provided by operating activities	14,052	28,236	9,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,557)	(14,870)	(15,855)
Acquisition of businesses and assets	(6,836)	(6,447)	(4,466)
Acquisition of Boasso America Corporation	(53,415)	—	—
Cash acquired from Boasso America Corporation	1,015	—	—
Proceeds from sales of property and equipment	6,394	10,726	4,258

Net cash used in investing activities	(63,399)	(10,591)	(16,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	46,809	—	83,300
Principal payments on long-term debt	(65,450)	(1,400)	(78,900)
Principal payments on capital lease obligations	(1,204)	(363)	(27)
Proceeds from revolver	123,030	209,500	140,600
Payments on revolver	(41,400)	(222,500)	(133,400)
Payments on acquisition notes	(592)	—	—
Deferred financing costs	(9,170)	—	(3,231)
Stock offering costs	(787)	(199)	—
Change in book overdraft	1,033	2,430	(2,415)
Minority dividends	(145)	(145)	(145)
Other stock transactions	70	203	76

Net cash provided by (used in) financing activities	52,194	(12,474)	5,858

Effect of exchange rate changes on cash	23	34	102

Net increase (decrease) in cash and cash equivalents	2,870	5,205	(1,064)
Cash and cash equivalents, beginning of period	6,841	1,636	2,700

Cash and cash equivalents, end of period	$9,711	$6,841	$1,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$28,850	$27,034	$24,645

Income Taxes	438	1,760	3,459

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION:
Adjustment to pension obligation	$2,422	$1,448	$958

Original capital lease obligations	1,094	4,526	760

Note issued to seller for purchase of business assets	4,956	1,613	—

Deferred tax adjustment related to Boasso acquisition	10,050	—	—

Adjustment to deferred taxes for FIN 48 adoption	972	—	—

Transfer of tractors from other assets to fixed assets	2,950	—

Long-term liability assumed with purchase of business	—	4,427	—

The accompanying notes are an integral part of these consolidated financial statements.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

1. BUSINESS ORGANIZATION

Quality Distribution, Inc. (the “Company” or “QDI”) and its subsidiaries are engaged primarily in truckload transportation of bulk chemicals in North America. We conduct a significant portion of our business through a network of Company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into various term contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from us. Owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with owner-operators may be terminated by either party on short notice. We charge affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are normally paid a percentage of the revenues generated for each load hauled.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States using U.S. dollars as the reporting currency as the majority of our business is in the U.S. The consolidated financial statements include the accounts of QDI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest reflects outstanding preferred stock of Chemical Leaman Corp. (“CLC”), a subsidiary of QDI.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of tires, parts, fuel and supplies for servicing our revenue equipment (tractors and trailers). As of December 31 2006, we owned $1.7 million of tractors for sale to owner-operators or affiliates that were classified within “Other Current Assets” on the Consolidated Balance Sheets.

Prepaid Tires

During the fourth quarter of 2007, we changed our accounting policy for tires. Prior to this change, the cost of original and replacement tires mounted on equipment was reported as prepaid tires and amortized based on estimated usage. Under the new policy, we capitalize the cost of tires mounted on purchased revenue equipment

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

as a part of the total equipment cost and depreciate the cost over the useful life of the related equipment. Subsequent replacement tires are expensed at the time those tires are placed in service similar to other repairs and maintenance costs. We believe that this new policy is preferable under the circumstances because it provides a more precise and less subjective method for recognizing expenses related to tires that is consistent with industry practice. Refer to Note 3, Change in Accounting Principle, for more information.

Property and Equipment and Impairment on Long-Lived Assets

Property and equipment expenditures, including tractor and trailer rebuilds that extend the useful lives of such equipment, are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets to an estimated salvage value.

The asset lives used are presented in the following table:

Average Lives (in years)
Buildings and improvements	10 - 25
Tractors and terminal equipment	5 - 7
Trailers	15 - 20
Furniture and fixtures	3 - 5
Other equipment	3 -10

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

Maintenance and repairs are charged to operating expense when incurred. Major improvements that extend the lives of the assets are capitalized. We assess whether there has been an impairment of long-lived assets and definite lived intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” If the carrying value of an asset, including associated intangibles, exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized for the difference between estimated fair value and carrying value. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in operating expenses. We incurred a non-cash, pre-tax charge of $0.4 million and $0.3 million in 2007 and 2006, respectively, for trailers and tractors that were not being utilized in our operations.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

During the second quarter of 2006, we identified eight real properties that were not needed in our current operations and such properties were reclassified as held-for-sale with a net book value of $0.7 million. During 2006, we sold five properties with a net book value of approximately $0.4 million for which we recognized a $4.5 million gain. During 2007, we did not sell any properties.

Goodwill and Intangible Assets

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) effective January 1, 2002. See Note 10 to the consolidated financial statements. Under SFAS 142 we review our goodwill balances for impairment annually using a measurement date of June 30 or more frequently if impairment indicators arise.

Other Assets—Deferred Loan Costs

As of December 31, 2007 and 2006, deferred loan costs included in other assets totaled $11.9 million and $6.6 million, respectively. In conjunction with the payment of our previous term loan through proceeds from the new credit agreement and issuance of new debt (Note 12) in fiscal year 2007, we expensed the remaining deferred loan costs of $1.2 million related to debt that was paid off and recorded the charge as a loss on debt extinguishment and $0.8 million in bridge loan fees. In addition, we capitalized the portion of transaction expenses incurred related to the new credit agreement and issuance of new debt. In fiscal year 2005, we expensed $1.1 million of deferred loan costs related to the partial repayment of a previous term loan incurred in fiscal year 2003. The debt issuance costs at December 31, 2007 are being amortized using the effective-interest method over the life of the related debt. Amortization expense of these costs was $1.9 million and $1.8 million for the years ending December 31, 2007 and 2006, respectively.

Taxation—We use the liability method of accounting for income taxes as prescribed by SFAS No. 109. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

We project both aggregate U.S. pre-tax income as well as aggregate U.S. taxable income for the years 2008 through 2011 sufficient to absorb $86 million of the $94 million existing net operating loss carryforwards. At December 31, 2007 we had estimated $94 million in federal net operating loss carryforwards, $2.6 million in alternative minimum tax credit carryforwards and $2.6 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2027, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. We do not have a history of net operating loss or tax credit carryforwards expiring unused; however, we have determined based on the weight of available evidence that it is more likely than not that some portion of our $2.6 million foreign tax credits may not be realized. As a result we have established a valuation allowance of $1.6 million against our foreign tax credit deferred tax asset.

We continue to believe it is more likely than not that the net deferred tax assets will be realizable because we are projecting positive future taxable income through 2011 sufficient to absorb $86 million of our $94 million net operating loss carryforwards. We will continue to review our forecast quarterly in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), requires that companies recognize the effect of a tax position in their consolidated financial statements if there is a greater likelihood than not of the position being sustained upon audit based on the technical merits of the position. We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation, we recognized an increase to reserves for uncertain tax positions of $0.3 million. The increase to the reserve was accounted for as an adjustment to accumulated deficit to recognize the cumulative effect of adoption.

Under FIN 48, we account for uncertain tax positions using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Accrued Loss, Damage and Environmental Claims

We maintain liability insurance for bodily injury and property damage with an aggregate limit on the coverage in the amount of $40.0 million, with a $5.0 million per incident deductible. We currently maintain workers’ compensation insurance coverage with a $1.0 million deductible. We have accrued for the estimated self-insured portion of bodily injury, property damage and workers’ compensation claims including an estimate of losses incurred but not reported.

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

For the Years Ended December 31, 2007, 2006 and 2005

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

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

The fair value of our 9% Senior Subordinated Notes and 2012 Notes were based on quoted market prices. The fair value of our 9% Senior Subordinated Notes was approximately $107.5 million and $121.9 million at December 31, 2007 and 2006, respectively. The fair value of our 2012 Notes was approximately $122.9 million and $86.3 million at December 31, 2007 and 2006, respectively. The ABL Facility is variable rate debt and approximates fair value.

Foreign Currency Translation

The translation from Canadian dollars and Mexican pesos to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate in effect during the period. The gains or losses, net of income taxes, resulting from such translation are included in shareholders’ deficit as a component of accumulated other comprehensive loss. Gains or losses from foreign currency transactions are included in other expense.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows at December 31 (in thousands):

	2007	2006
Unrecognized loss and prior service costs	$15,885	$17,486
Foreign currency translation adjustment	863	1,045

	$16,748	$18,531

In fiscal year 2006, the adoption of SFAS 158 required us to reverse out $16.6 million of pension plan minimum liability and record $17.5 million of unrecognized loss and prior service costs, for a net increase of $0.9 million to accumulated other comprehensive loss.

Revenue Recognition

Transportation revenue, including fuel surcharges, and related costs are recognized on the date freight is delivered. Other service revenue, consisting primarily of lease revenues from affiliates, owner-operators and third parties, are recognized ratably over the lease period. Tank wash revenues are recognized when the wash is completed. Service revenues on insurance policies are recorded as a contractual percentage of premiums received

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

ratably over the period that the insurance covers. We recognize all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted with our customers.

Other Service Revenue

The components of Other Service Revenue are as follows at December 31 (in thousands):

	2007	2006	2005
Rental revenue	$31,422	$28,648	$30,403
Tank wash revenue	31,136	28,291	27,510
Other revenue	13,663	9,703	9,334

	$76,221	$66,642	$67,247

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of four years. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated based on the weighted-average common shares outstanding during each period. Diluted income (loss) per common share includes the dilutive effect, if any, of common equivalent shares outstanding during each period.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company is currently evaluating the expected impact on its financial statements of adopting SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of this standard on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will depend on the nature, terms and size of business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our consolidated financial statements.

3. CHANGE IN ACCOUNTING PRINCIPLE

During the fourth quarter of 2007, we changed our accounting policy for tires. Prior to this change, the cost of original and replacement tires mounted on equipment was reported as prepaid tires and depreciated based on estimated usage of the tires. Under the new policy, we capitalize the cost of tires mounted on purchased revenue equipment as a part of the total equipment cost and depreciate the cost over the useful life of the related equipment. Subsequent replacement tires are expensed at the time those tires are placed in service similar to other repairs and maintenance costs. We believe that this new policy is preferable under the circumstances because it provides a more precise and less subjective method for recognizing expenses related to tires that is consistent with industry practice. Comparative financial statements for all prior periods have been adjusted to apply the new policy retrospectively.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The following tables present the line items on the statement of operations, balance sheets and statements of cash flows that were impacted by the accounting change, as of and for the years ended December 31 2007, 2006 and 2005:

Statement of Operations: (Dollars in thousands, except per share data)	Prior to Change in Accounting Principle	Effect of Change	As Adjusted
Year ended December 31, 2007:
Fuel, supplies and maintenance	$82,106	$(790)	$81,316
Depreciation and amortization	17,015	529	17,544
Total operating expenses	727,966	(261)	727,705
Operating income	23,592	261	23,853
Loss before income taxes	(9,903)	261	(9,642)
Benefit from income taxes	(2,079)	—	(2,079)
Net loss	(7,824)	261	(7,563)

Net loss per common share:
Basic	$(0.40)	$0.01	$(0.39)
Diluted	$(0.40)	$0.01	$(0.39)

Under SFAS 154, “Accounting Changes and Error Corrections,” we are required to report a change in accounting policy by retrospectively applying the new policy to all prior periods presented, unless it is impractical to determine the prior-period effect. Accordingly, we have adjusted our previously reported financial information for all periods presented.

	As Originally Reported	Effect of Change	As Adjusted
Year ended December 31, 2006:
Fuel, supplies and maintenance	$53,795	$(471)	$53,324
Depreciation and amortization	15,710	643	16,353
Total operating expenses	681,709	172	681,881
Operating income	48,450	(172)	48,278
Income before income taxes	18,174	(172)	18,002
Benefit from income taxes	(36,033)	(2,135)	(38,168)
Net income	54,207	1,963	56,170

Net income per common share:
Basic	$2.87	$0.10	$2.97
Diluted	$2.77	$0.10	$2.87

Year ended December 31, 2005:
Fuel, supplies and maintenance	$35,897	$(558)	$35,339
Depreciation and amortization	16,714	564	17,278
Total operating expenses	638,251	6	638,257
Operating income	39,825	(6)	39,819
Income before income taxes	12,225	(6)	12,219
Provision for income taxes	352	—	352
Net income	11,873	(6)	11,867

Net income per common share:
Basic	$0.63	$(0.00)	$0.63
Diluted	$0.62	$(0.00)	$0.62

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The following tables present the line items on the balance sheet that were impacted by the accounting change.

Balance Sheet (Dollars in thousands)	Prior to Change in Accounting Principle	Effect of Change	As Adjusted
December 31, 2007:
Prepaid tires	$7,059	(7,059)	$—
Property and equipment, net	119,853	1,796	121,649
Non-current deferred tax asset, net	14,068	2,135	16,203
Accumulated deficit	(123,018)	(3,128)	(126,146)

	As Originally Reported	Effect of Change	As Adjusted
December 31, 2006:
Prepaid tires	$7,517	(7,517)	$—
Property and equipment, net	116,964	1,993	118,957
Non-current deferred tax asset, net	19,578	2,135	21,713
Accumulated deficit	(114,866)	(3,389)	(118,255)

As a result of the accounting change, accumulated deficit as of January 1, 2005 increased by $5.3 million.

The following tables present the line items on the statement of cash flows that were impacted by the accounting change.

Statement of Cash Flows (Dollars in thousands)	Prior to Change in Accounting Principle	Effect of Change	As Adjusted
Year ended December 31, 2007:
Net loss	$(7,824)	$261	$(7,563)
Deferred income taxes	(4,626)	—	(4,626)
Depreciation and amortization	17,015	529	17,544
Prepaid tires	(458)	458	—
Capital expenditures	(9,309)	(1,248)	(10,557)

	As Originally Reported	Effect of Change	As Adjusted
Year ended December 31, 2006:
Net income	$54,207	$1,963	$56,170
Deferred income taxes	(38,430)	(2,135)	(40,565)
Depreciation and amortization	15,710	643	16,353
Prepaid tires	(639)	639	—
Capital expenditures	(13,760)	(1,110)	(14,870)

Year ended December 31, 2005:
Net income	$11,873	$(6)	$11,867
Deferred income taxes	(266)	—	(266)
Depreciation and amortization	16,714	564	17,278
Prepaid tires	(421)	421	—
Capital expenditures	(14,876)	(979)	(15,855)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Since we adopted the accounting change in the fourth quarter of 2007, it is necessary to adjust the previously reported quarters of 2007 as if the change had been effective as of January 1, 2007. The accounting change affects the quarters of 2007 as follows:

Statement of Operations	Unaudited
(Dollars in thousands, except per share data)	As Originally Reported	Effect of Change	As Adjusted
Quarter Ended September 30, 2007:
Fuel, supplies and maintenance	$21,429	$(283)	$21,146
Depreciation and amortization	4,332	136	4,468
Total operating expenses	181,673	(147)	181,526
Operating income	10,508	147	10,655
Income before income taxes	3,334	147	3,481
Provision for income taxes	1,982	—	1,982
Net income	1,352	147	1,499

Net income per common share:
Basic	$0.07	$0.01	$0.08
Diluted	$0.07	$0.01	$0.08

Quarter Ended June 30, 2007:
Fuel, supplies and maintenance	$19,453	$(178)	$19,275
Depreciation and amortization	4,183	134	4,317
Total operating expenses	182,830	(44)	182,786
Operating income	11,880	44	11,924
Income before income taxes	4,377	44	4,421
Provision for income taxes	2,135	—	2,135
Net income	2,242	44	2,286

Net income per common share:
Basic	$0.12	$0.00	$0.12
Diluted	$0.12	$0.00	$0.12

Quarter Ended March 31, 2007:
Fuel, supplies and maintenance	$16,174	$(50)	$16,124
Depreciation and amortization	4,047	128	4,175
Total operating expenses	172,563	78	172,641
Operating income	5,532	(78)	5,454
Loss before income taxes	(1,983)	(78)	(2,061)
Benefit from income taxes	(1,888)	—	(1,888)
Net loss	(95)	(78)	(173)

Net loss per common share:
Basic	$(0.01)	$(0.00)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.01)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Balance Sheet	Unaudited
(Dollars in thousands)	As Originally Reported	Effect of Change	As Adjusted
September 30, 2007:
Prepaid tires	$7,295	$(7,295)	$—
Property and equipment, net	113,375	1,884	115,259
Non-current deferred tax asset, net	19,703	2,135	21,838
Accumulated deficit	(111,695)	(3,276)	(114,971)

June 30, 2007:
Prepaid tires	$7,488	$(7,488)	$—
Property and equipment, net	115,754	1,930	117,684
Non-current deferred tax asset, net	20,740	2,135	22,875
Accumulated deficit	(113,047)	(3,423)	(116,470)

March 31, 2007:
Prepaid tires	$7,512	$(7,512)	$—
Property and equipment, net	115,764	1,910	117,674
Non-current deferred tax asset, net	22,328	2,135	24,463
Accumulated deficit	(115,283)	(3,467)	(118,750)

Statement of Cash Flows	Unaudited
(Dollars in thousands)	As Originally Reported	Effect of Change	As Adjusted
Nine Months Ended September 30, 2007:
Net income	$3,499	$113	$3,612
Deferred income taxes	848	—	848
Depreciation and amortization	12,562	398	12,960
Prepaid tires	(129)	129	—
Capital expenditures	(6,728)	(640)	(7,368)

Six Months Ended June 30, 2007:
Net income	$2,147	$(34)	$2,113
Deferred income taxes	(193)	—	(193)
Depreciation and amortization	8,230	262	8,492
Prepaid tires	(106)	106	—
Capital expenditures	(4,415)	(334)	(4,749)

Three Months Ended March 31, 2007:
Net loss	$(95)	$(78)	$(173)
Deferred income taxes	(1,764)	—	(1,764)
Depreciation and amortization	4,047	128	4,175
Prepaid tires	(37)	37	—
Capital expenditures	(2,334)	(87)	(2,421)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The accounting change affects the quarters of 2006 as follows:

Statement of Operations	Unaudited
(Dollars in thousands, except per share data)	As Originally Reported	Effect of Change	As Adjusted
Quarter Ended December 31, 2006:
Fuel, supplies and maintenance	$14,992	$(92)	$14,900
Depreciation and amortization	4,049	149	4,198
Total operating expenses	161,160	57	161,217
Operating income	9,943	(57)	9,886
Income before income taxes	1,203	(57)	1,146
Benefit from income taxes	(4,963)	—	(4,963)
Net income	6,166	(57)	6,109

Net income per common share:
Basic	$0.33	$(0.01)	$0.32
Diluted	$0.31	$(0.00)	$0.31

Quarter Ended September 30, 2006:
Fuel, supplies and maintenance	$15,064	$(120)	$14,944
Depreciation and amortization	3,873	187	4,060
Total operating expenses	176,402	67	176,469
Operating income	13,626	(67)	13,559
Income before income taxes	5,888	(67)	5,821
Benefit from income taxes	(32,139)	(2,135)	(34,274)
Net income	38,027	2,068	40,095

Net income per common share:
Basic	$2.01	$0.11	$2.12
Diluted	$1.94	$0.11	$2.05

Quarter Ended June 30, 2006:
Fuel, supplies and maintenance	$12,796	$(263)	$12,533
Depreciation and amortization	3,851	140	3,991
Total operating expenses	177,475	(123)	177,352
Operating income	12,803	123	12,926
Income before income taxes	6,001	123	6,124
Provision for income taxes	467	—	467
Net income	5,534	123	5,657

Net income per common share:
Basic	$0.29	$0.01	$0.30
Diluted	$0.28	$0.01	$0.29

Quarter Ended March 31, 2006:
Fuel, supplies and maintenance	$10,943	$4	$10,947
Depreciation and amortization	3,937	167	4,104
Total operating expenses	166,672	171	166,843
Operating income	12,078	(171)	11,907
Income before income taxes	5,082	(171)	4,911
Provision for income taxes	602	—	602
Net income	4,480	(171)	4,309

Net income per common share:
Basic	$0.24	$(0.01)	$0.23
Diluted	$0.23	$(0.01)	$0.22

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Balance Sheet	Unaudited
(Dollars in thousands)	As Originally Reported	Effect of Change	As Adjusted
September 30, 2006:
Prepaid tires	$7,445	$(7,445)	$—
Property and equipment, net	115,691	1,978	117,669
Non-current deferred tax asset, net	14,785	2,135	16,920
Accumulated deficit	(121,006)	(3,332)	(124,338)

June 30, 2006:
Prepaid tires	$7,648	$(7,648)	$—
Property and equipment, net	115,788	2,248	118,036
Accumulated deficit	(159,015)	(5,400)	(164,415)

March 31, 2006:
Prepaid tires	$7,647	$(7,647)	$—
Property and equipment, net	115,108	2,124	117,232
Accumulated deficit	(164,506)	(5,523)	(170,029)

Statement of Cash Flows	Unaudited
(Dollars in thousands)	As Originally Reported	Effect of Change	As Adjusted
Nine Months Ended September 30, 2006:
Net income	$48,041	$2,020	$50,061
Deferred income taxes	(32,190)	(2,135)	(34,325)
Depreciation and amortization	11,661	494	12,155
Prepaid tires	(448)	448	—
Capital expenditures	(10,692)	(827)	(11,519)

Six Months Ended June 30, 2006:
Net income	$10,014	$(48)	$9,966
Depreciation and amortization	7,788	307	8,095
Prepaid tires	(465)	465	—
Capital expenditures	(8,095)	(724)	(8,819)

Three Months Ended March 31, 2006:
Net income	$4,480	$(171)	$4,309
Depreciation and amortization	3,937	167	4,104
Prepaid tires	(287)	287	—
Capital expenditures	(3,309)	(283)	(3,592)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

4. INCOME (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations to earnings per share computations follows (in thousands except per share amounts):

	December 31, 2007			December 31, 2006			December 31, 2005
	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per- share amount	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per- share amount	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per- share amount
Basic earnings (loss) available to common shareholders:
Net earnings (loss) from continuing operations	$(7,563)			$56,170			$11,867
Dividends and accretion on preferred stock and minority stock dividends	—			—			—

Earnings (loss)	(7,563)	19,336	$(0.39)	56,170	18,920	$2.97	11,867	18,934	$0.63

Effect of dilutive securities:
Stock options		—			221			134
Unvested restricted stock		—			37			13
Stock units		—			303			71
Stock warrants		—			90			149

Diluted earnings (loss) available to common shareholders:
Income (loss)	$(7,563)	19,336	$(0.39)	$56,170	19,571	$2.87	$11,867	19,301	$0.61

The effect of our stock options, restricted stock, stock warrants and stock units which represent the shares shown in the table above are included in the computation of diluted earnings per share for each year.

The following securities were not included in the calculation of diluted EPS because such inclusion would be anti-dilutive (in thousands):

	For the years ended December 31,
	2007	2006	2005
Stock options	2,790	1,121	1,307
Restricted stock	125	11	17

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

5. ACQUISITIONS

Boasso America Corporation

On December 18, 2007, we acquired 100% of the stock of Boasso America Corporation (“Boasso”). Boasso provides container repair, storage, handling, sales, cleaning and drayage service. The results of Boasso have been included in our results since the date of acquisition.

The purchase price of Boasso has initially been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition as follows:

Boasso
(In thousands)
Working capital, net of cash	$8,312
Property and equipment	7,209
Other long-term assets	81
Non-compete agreements	400
Customer related intangibles	11,900
Tradename	9,800
Long-term debt and capital lease obligations	(4,512)
Deferred tax liabilities	(9,435)
Goodwill	31,301

$55,056

The customer-related intangible assets relate to acquired customer relationships, and will be amortized over a twelve year weighted-average useful life on a straight-line basis. The tradename has an indefinite useful life. The allocation of the purchase price to the assets acquired and liabilities assumed are preliminary and subject to change pending final purchase accounting. The goodwill acquired in this acquisition is not tax deductible.

Unaudited Pro forma Results. Businesses acquired are included in consolidated results from the date of acquisition. Other than the Boasso acquisition, our other acquisitions in 2007, 2006 and 2005 are not presented, as they would not differ by a material amount from actual results. The following unaudited pro forma consolidated results are presented to show the results, on a pro forma basis, as if the 2007 acquisition of Boasso had been completed as of January 1, 2006:

	2007	2006
	(In thousands, except per share data)
Operating revenues	$821,609	$800,537
Net (loss) income	(8,333)	55,787
(Loss) Income per share—basic	(0.43)	2.95
(Loss) Income per share—diluted	(0.43)	2.85

Other 2007 Acquisitions

During fiscal year 2007, we acquired the business of a tank wash operation for $2.5 million and a transportation company for $0.5 million. We also purchased the businesses of six affiliates for $6.0 million. Of the $9.0 million aggregate purchase price, we allocated $3.3 million to fixed assets, parts and prepaid expenses, $4.3 million to goodwill, and $1.4 million to other intangible assets such as non-compete arrangements or customer lists.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

2006 Acquisitions

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

2005 Acquisitions

During fiscal year 2005, we purchased the business of one affiliate for $1.2 million of cash consideration and $0.6 million forgiveness of amounts due from affiliates which resulted in $1.8 million of goodwill. We also purchased $2.7 million of tractors and trailers from two other affiliates.

6. SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(As adjusted)	(As adjusted)	(As adjusted)
2007
Operating revenues	$178,095	$194,710	$192,181	$186,572
Operating income (loss)	5,454	11,924	10,655	(4,180)
Net (loss) income	(173)	2,286	1,499	(11,175)
(Loss) Income per share—basic	(0.01)	0.12	0.08	(0.58)
(Loss) Income per share—diluted	(0.01)	0.12	0.08	(0.58)

2006				(As adjusted)
Operating revenues	$178,750	$190,278	$190,028	$171,103
Operating income	11,907	12,926	13,559	9,886
Net income	4,309	5,657	40,095	6,109
Income per share—basic	0.23	0.30	2.12	0.32
Income per share—diluted	0.23	0.29	2.05	0.31

Results for the fourth quarter of 2007 include $1.6 million related to an unconsummated acquisition and refinancing activities and $2.0 million write-off of debt issuance costs due to our debt refinancing. Results for the fourth quarter of 2006 include a $4.5 million gain from the sale of real property, tractors and trailers, $2.2 million of additional environmental costs as compared to the prior year, $1.0 million of costs associated with a proposed stock offering and the reversal of $6.7 million of deferred tax valuation allowance. Results for the third quarter of 2006 include the reversal of $32.1 million of deferred tax valuation allowance.

In 2007, we changed our accounting policy for tires. The change was retroactively applied to prior-period financial statements (See Note 3).

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

7. GEOGRAPHIC SEGMENTS

Our operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

	2007
	U.S.	International	Consolidated
Total operating revenues	$698,797	$52,761	$751,558
Operating income	17,415	6,438	23,853
Long lived assets (1)	138,827	7,332	146,159

	2006 (As adjusted)
	U.S.	International	Consolidated
Total operating revenues	$677,572	$52,587	$730,159
Operating income	39,960	8,318	48,278
Long lived assets (1)	111,523	8,450	119,973

	2005 (As adjusted)
	U.S.	International	Consolidated
Total operating revenues	$629,776	$48,300	$678,076
Operating income	32,797	7,022	39,819
Long lived assets (1)	108,708	9,822	118,530

(1)	includes property and equipment, assets held-for-sale and intangible assets.

8. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31 (in thousands):

	2007	2006
Trade accounts receivable	$94,270	$82,373
Affiliate and owner-operator receivables	4,747	3,015
Other receivables	3,518	4,025

	102,535	89,413
Less allowance for doubtful accounts	(3,454)	(3,931)

	$99,081	$85,482

The activity in the allowance for doubtful accounts for each of the two years ended December 31 is as follows (in thousands):

	2007	2006
Balance, beginning of period	$3,931	$5,982
Adjustment to bad debt expense	1,276	(121)
Adjustments to revenues—credit memos	(480)	(240)
Write-offs, net of recoveries	(1,273)	(1,690)

Balance, end of period	$3,454	$3,931

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

For 2007, 2006 and 2005, Dow Chemical Company accounted for approximately 8.3%, 9.7% and 10.2% of our total revenues, respectively.

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2007	2006
Land and improvements	$12,262	$11,597
Buildings and improvements	23,481	19,199
Revenue equipment	244,214	244,059
Other equipment	46,635	45,663

Total property and equipment	326,592	320,518
Accumulated depreciation	(204,600)	(201,180)

Property and equipment, net	$121,992	$119,338

Depreciation expense was $17.6 million, $16.3 million and $17.3 million for the years ending December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, we had $5.6 million and $4.6 million of capitalized cost and $2.0 million and $1.0 million of accumulated depreciation of equipment under capital leases, respectively, included in revenue equipment in the above schedule.

10. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible assets at December 31, 2007 are as follows:

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename	$9,800	$—	$9,800	Indefinite
Customer relationships	11,998	(13)	11,985	12
Non-compete agreements	2,825	(443)	2,382	3 – 5

	$24,623	$(456)	$24,167

Intangible assets as of December 31, 2006 consisted of $1.0 million of non-compete agreements with accumulated amortization of $0.4 million. The net book value was $0.6 million at December 31, 2006.

Amortization expense for the years ended December 31, 2007, 2006, and 2005 was $0.3 million, $0.1 million and $0.1 million, respectively. Remaining intangible assets will be amortized to expense as follows (in thousands):

2008	$1,649
2009	1,609
2010	1,559
2011	1,410
2012 and after	8,140

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

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

We perform our impairment test annually with a measurement date of June 30th. Projections for future cash flows were based on our recent operating trends which projected an average growth rate for revenue of approximately 5.2% over 5 years. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples were derived from other comparable publicly traded companies. The discount rate used to discount cash flows was based on our weighted-average cost of capital of approximately 12.1%. No impairment was determined to have occurred as of June 30, 2007, since the calculated fair value exceeded the carrying amount.

Our goodwill assets as of December 31, 2007 and 2006 were $173.6 million and $139.0 million, respectively. Goodwill increased $31.3 million due to the acquisition of Boasso and $3.3 million due to the purchase of eight other businesses. Goodwill increased $6.5 million in 2006 due to the purchase of four businesses and was reduced by $0.6 million related to the release of acquired deferred tax valuation allowances.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable includes $6.6 million and $5.5 million of book overdrafts at December 31, 2007 and 2006, respectively.

Accrued expenses include the following at December 31 (in thousands):

	2007	2006
Salaries, wages and benefits	$7,269	$4,404
Accrued interest	3,715	3,846
Claims and deposits	4,243	3,350
Taxes	2,000	3,013
Other	8,730	6,584

	$25,957	$21,197

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

12. LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31 (in thousands):

	2007	2006
Term Loan	$—	$65,450
Revolver	—	—
Capital lease obligations	5,283	4,896
ABL Facility	84,130	—
Senior Floating Rate Notes due 2012	135,000	85,000
9% Senior Subordinated Notes due 2010	125,000	125,000
Boasso Note	2,500	—
Other Notes	1,805	—

Long-term debt, including current maturities	353,718	280,346
Discount on Senior Floating Rate Notes	(4,447)	(1,224)

	349,271	279,122
Less current maturities of long-term debt (including capital lease obligations)	(1,864)	(2,578)

Long-term debt, less current maturities	$347,407	$276,544

Our principal debt sources at December 31, 2007 comprise $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2010 (the “9% Notes”), $135 million principal amount of our Senior Floating Rate Notes due 2012 (the “2012 Notes”) and a $225 million asset-based loan facility (the “ABL Facility”).

The ABL Facility

The ABL Facility, which was effective December 18, 2007, consists of a current asset-based revolving facility in an initial amount of $195.0 million (the “current asset tranche”) and a fixed asset-based revolving facility in an initial amount of $30.0 million (the “fixed asset tranche”), with the total commitments under the fixed asset tranche to be reduced, and the total commitments under the current asset tranche correspondingly increased by $5.0 million on each at December 18, 2009 and 2010. Borrowings of revolving loans under the ABL Facility are allocated pro rata to the current asset tranche and the fixed asset tranche based on the then-current asset borrowing base and the then-current fixed asset borrowing base. The ABL Facility matures June 18, 2013. The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.

The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit, which are allocated pro rata between the two tranches based on the then-current borrowing base for each tranche (or, if the credit extensions under the fixed asset tranche are repaid and the commitments there under are terminated prior to the termination of the ABL Facility, to the current asset tranche), and up to $10.0 million for swingline borrowings on same-day notice, which are allocated under the current asset tranche. The proceeds of the ABL Facility were used, together with the proceeds from an additional private offering of $50 million of Senior Floating Rate Notes (described below under “Senior Floating Rate Notes”), to finance a portion of the Boasso acquisition. The ABL facility contains a fixed charge coverage ratio of 1.0 to 1.0 which only needs to be met if borrowing availability is less than $20 million. At December 31, 2007, we had $52.1 million of borrowing availability under the ABL facility.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The initial applicable margin for borrowings under the current asset tranche are 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The initial applicable margin for borrowings under the fixed asset tranche are 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate for the ABL Facility is the higher of the prime rate and the federal funds overnight rate plus 0.50%. We are also required to pay a fee for utilized commitments under the ABL Facility at a rate equal to 0.25% per annum. The ABL Facility is required to be prepaid only to the extent that aggregate amount of outstanding borrowings, unreimbursed letter of credit drawings and undrawn letters of credit under the relevant tranche exceeds the lesser of the applicable commitments and the applicable borrowing base in effect at such time for such tranche. The borrowing base for the current asset tranche consists of eligible accounts receivable, eligible inventory and eligible truck and trailer fleet, and the borrowing base for the fixed asset tranche consists of eligible real property and certain eligible equipment. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at December 31, 2007 was 7.0% . The weighted average interest rate during fiscal year 2007 was 7.9%.

All obligations under the ABL Facility are guaranteed by QDI and each of our wholly-owned domestic restricted subsidiaries (other than our immaterial subsidiaries). Obligations under the current asset tranche, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements), are secured by a first priority lien on certain assets of QD LLC and the guarantors, including eligible accounts, eligible inventory and eligible truck and trailer fleet (“current asset tranche priority collateral”) and a second priority lien on all other assets of QD LLC and the guarantors, including eligible real property and certain eligible equipment (“fixed asset tranche priority collateral”). Obligations under the fixed asset tranche, and the guarantees of those obligations, are secured by a first-priority lien on fixed asset tranche priority collateral and a second priority lien on current asset tranche priority collateral.

We incurred $6.4 million in debt issuance costs relating to the ABL Facility. We are amortizing these costs over the term of the ABL Facility.

Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. On December 18, 2007, we consummated a private offering of $50 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 93% of the face value of the notes (combined “the 2012 Notes”). The 2012 Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds of the $85 million offering were used to repay approximately $70 million of a previous term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of previous outstanding Series B Notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our previous credit facility. The previous credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The net proceeds of the $50 million offering were used to repay a portion of our previous credit facility. The interest rate on the $85 million of the 2012 Notes at

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

December 31, 2007 and 2006 was 9.7% and 9.9%, respectively. The weighted average interest rate during fiscal year 2007 and 2006 was 9.9% and 9.4%, respectively. The interest rate on the $50 million of the 2012 Notes at December 31, 2007 was 9.7%. The weighted average interest rate during fiscal year 2007 was 9.7%.

We incurred $2.4 million in debt issuance costs relating to the $85 million of the 2012 Notes and $1.9 million related to the $50 million of the 2012 Notes. We are amortizing these costs over the term of the notes.

We may redeem the 2012 Notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days’ notice at the following redemption prices, expressed as percentages of the principal amount thereof, if redeemed during the twelve-month period commencing on January 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Percentage
2008	101.00
2009 and thereafter	100.00

Previous Term Loan

Prior to entering into the ABL Facility, our term loan carried interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustment based upon the achievement of certain financial ratios and matured on November 12, 2009. The principal payments were payable quarterly on March 15, June 15, September 15 and December 15.The interest rate on the term loan at December 31, 2006 was 8.4%. The weighted average interest rate during fiscal year 2006 was 8.0%. The interest rate on the term loan upon refinancing with the new ABL Facility on December 18, 2007 was 9.7% and the weighted average interest rate during 2007 was 8.6%.

We incurred $3.4 million in debt-issuance costs relating to the term loan and wrote-off $1.1 million of the debt-issuance costs upon the $70 million partial repayment of the term loan in January 2005. We amortized the $2.3 million remaining debt-issuance costs over the term of the term loan to interest expense until we wrote off the balance of $0.7 million upon refinancing the term loan with the new ABL Facility.

Previous Revolving Credit Facility

Prior to entering into the ABL Facility, our revolving credit facility comprised a $75.0 million revolver that was available until November 12, 2008 and a $20 million pre-funded letter of credit facility that was available until November 12, 2009. The revolver was used for working capital and general corporate purposes, including permitted acquisitions and additional letters of credit. At December 31, 2006, we had $39.7 million available under the revolver and $55.3 million in outstanding letters of credit.

Interest on the revolver was, at our option, (a) 2.50% in excess of the Base Rate provided in the credit agreement or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolver at December 31, 2006 was 10.8%. The weighted average interest rate on the revolver during fiscal year 2006 was 9.8%. The interest rate on the revolver upon refinancing with the new ABL Facility on December 18, 2007 was 9.6% and the weighted average interest rate during 2007 was 10.6%.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The credit facility provided for payment by us in respect of outstanding letters of credit of an annual fee equal to the spread over the Eurodollar rate for Eurodollar Loans under the revolver from time to time in effect on the aggregate outstanding stated amounts of such letters of credit and a fronting fee equal to  1/4 of 1.0% on the aggregate outstanding stated amounts of such letters of credit. We paid a commitment fee equal to  1/2 of 1.0% per annum on the undrawn portion of the available commitment under the revolver, subject to decreases based on the achievement of certain financial ratios.

Voluntary prepayments and commitment reductions were permitted in whole or in part, subject to minimum prepayment or reduction requirements, without premium or penalty, provided that voluntary prepayments of Eurodollar Loans on a date other than the last day of the relevant interest period will be subject to payment of customary breakage costs, if any.

We incurred $1.5 million in debt issuance costs relating to the revolver and we amortized these costs over the term of the revolver. Upon the refinancing of the revolver with the new ABL Facility, we wrote off a balance of the debt issuance costs of $0.4 million.

9% Senior Subordinated Notes

The 9% Notes are unsecured obligations, due 2010, guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

We incurred $5.5 million in debt issuance costs relating to the 9% Notes. We are amortizing these costs over the term of the 9% Senior Subordinated Notes.

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

Year	Percentage
2008	102.25
2009 and thereafter	100.00

Boasso Note

Included in the aggregate purchase price of the Boasso acquisition is a $2.5 million 7% promissory note with a maturity on December 18, 2009 for the benefit of a former Boasso shareholder. The shareholder has the right to demand payment on December 18, 2009. The Boasso Note is convertible into shares of our common stock following the first anniversary of the acquisition at the election of the holder at a price of $4.47 per share (the closing price of the shares reported on NASDAQ on the day before the acquisition). If the conversion option is exercised, we have the right, instead of issuing shares to pay the holder a cash amount equal to the number of shares of common stock into which the Boasso Note is then convertible multiplied by the average closing price plus any accrued and unpaid interest.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Collateral, Guarantees and Covenants

The ABL Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends and distributions or repurchase their capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, including the Existing Subordinated Notes; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The ABL Facility also contains certain customary affirmative covenants and events of default.

The term loan and revolver were guaranteed by all of our existing and future direct and indirect domestic subsidiaries (collectively, the “subsidiary guarantors”). Our obligations under the term loan and revolver and our subsidiary guarantor obligations were collateralized by a first priority perfected lien on substantially all of our properties and assets and the subsidiary guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by us and the subsidiary guarantors, subject to certain exceptions. In addition, in certain cases, no more than 65.0% of the stock of our foreign subsidiaries is required to be pledged. Such assets pledged also collateralize certain interest rate protection and other hedging agreements permitted by the credit facility that may be entered into from time to time by us.

The previous credit agreement contained restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions, redeemable common stock, preferred stock issuance, capital expenditures, and the payment of dividends. At the time of refinancing our previous credit facility with the new ABL Facility, we were in compliance with all these debt covenants. The previous credit agreement included one financial covenant, the ratio of Senior Secured Debt (as defined) to Consolidated EBITDA (as defined), which we were in compliance with at the time of refinancing.

QD LLC, has the ability to incur additional debt, subject to limitations imposed by the indentures governing the 9% Notes and the 2012 Notes. Under the indentures governing the 9% Notes and 2012 Notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.00 to 1.0 or less. As of December 31, 2007, we were in compliance with this covenant.

We are in compliance with all covenants at December 31, 2007.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Debt Retirement

The following is a schedule of our indebtedness at December 31, 2007 over the periods we are required to pay such indebtedness (in thousands):

	2008	2009	2010	2011	2012 and after	Total
Boasso Note (1)	$—	$2,500	$—	$—	$—	$2,500
Capital lease obligations	1,451	1,593	1,553	575	111	5,283
ABL Facility (2)	—	—	—	—	84,130	84,130
9% Senior Subordinated Notes, due 2010	—	—	125,000	—	—	125,000
Senior Floating Rate Notes, due 2012	—	—	—	—	135,000	135,000
Other Notes	413	444	477	402	69	1,805

Total	$1,864	$4,537	$127,030	$977	$219,310	$353,718

(1)	The holder of the Boasso Note has the right to require that we repay the Boasso Note in full on the first anniversary of the Boasso acquisition.
(2)	The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.

The above table does not include the remaining unamortized original issue discount of $4.4 million relating to the 2012 Notes.

The following is a schedule of our debt issuance costs at December 31, 2007 (in thousands):

	Issuance Costs	Accumulated Amortization	Balance
ABL Facility	$6,395	$39	$6,356
9% Senior Subordinated Notes, due 2010	5,496	3,271	2,225
Senior Floating Rate Notes, due 2012	4,403	1,060	3,343

Total	$16,294	$4,370	$11,924

We are amortizing these costs over the term of the debt instruments.

Liquidity

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

However, for periods extending beyond twelve months, if our operating cash flow and borrowings under the revolving portions of the ABL Facility are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we would be required to seek alternative financing. These alternatives would likely include another restructuring or refinancing of our long-term debt, the sale of a portion or all of our assets or operations, or the sale of additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms, or were not permitted under our existing agreements, we might default on

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

some or all of our obligations. If we default on our obligations and the debt under the indentures for the 9% Notes and 2012 Notes were to be accelerated, our assets might not be sufficient to repay in full all of our indebtedness, and we might be forced into bankruptcy.

13. INCOME TAXES

For financial reporting purposes, (loss) income before income taxes includes the following components (in thousands):

	2007	2006	2005
Domestic	$(10,805)	$16,862	$11,597
Mexico	694	1,106	590
Canada	469	34	32

	(9,642)	18,002	12,219

The components of the income tax (benefit) provision for the years ended December 31 are as follows (in thousands):

	2007	2006	2005
Current taxes:
Federal	$(168)	$150	$(286)
State	1,119	1,621	563
Mexico	300	223	27
Canada	1,296	405	314

	2,547	2,399	618

Deferred taxes:
Federal	(5,700)	(39,041)	—
State	1,311	(1,319)	—
Mexico	(106)	(201)	(182)
Canada	(131)	(6)	(84)

	(4,626)	(40,567)	(266)

(Benefit from) provision for income taxes	$(2,079)	$(38,168)	$352

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The net deferred tax asset (liability) consisted of the following at December 31 (in thousands):

	2007	2006
Deferred tax assets:
Environmental reserve	$7,732	$8,790
Tax credit carryforwards	5,202	4,147
Self-insurance reserves	12,187	12,297
Allowance for doubtful accounts	1,448	1,617
Pension	1,625	2,883
Net operating loss carryforwards	34,832	27,794
Other accruals	7,742	5,001
Accrued losses and damage claims	301	602

	71,069	63,131
Less valuation allowance	(1,645)	(927)

	69,424	62,204

Deferred tax liabilities:
Property and equipment basis differences	(24,112)	(22,895)
Intangible basis differences	(8,626)	—

Net deferred tax asset	36,686	39,309

Comprised of:
Current deferred tax asset	20,483	18,320
Long-term deferred tax asset	16,203	21,713
Long-term deferred tax liability	—	(724)

Net deferred tax asset	$36,686	$39,309

Our effective tax rate differs from the federal statutory rate. The reasons for those differences are as follows for the years ended December 31 (in thousands):

	2007	2006	2005
Tax (benefit) expense at the statutory rate	$(3,375)	$6,361	$4,156
State income taxes, net of federal benefit	299	2,493	1,022
Subpart F	—	156	—
Foreign taxes	951	22	(136)
Equity in earnings of foreign subsidiaries	—	—	—
Valuation allowance	1,625	(47,958)	(4,614)
Valuation allowance—OCI	—	—	(373)
Valuation allowance—Goodwill	—	597	—
Increase in federal NOL	(1,007)	—	—
IRC Section 956 income	401	154	291
Foreign tax credit	(1,122)	(550)	(257)
Secondary offering costs	(304)	304	—
Other	453	253	263

(Benefit from) provision for income taxes	$(2,079)	$(38,168)	$352

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

At December 31, 2007, we had approximately $94.0 million in federal net operating loss carryforwards, $2.6 million in alternative minimum tax credit carry forwards and $2.6 million in foreign tax credit carryforwards. We have determined based on the weight of available evidence that it is more-likely-than not that some portion of the foreign tax credits may not be realized. As a result, we have established a valuation allowance of $1.6 million against our foreign tax credits. The net operating loss carryforwards will expire in the years 2018 through 2027 while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. Approximately $16.8 million of net operating loss carryforwards and $1.9 million of alternative minimum tax credit carryforwards were generated by Chemical Leaman Corporation prior to its acquisition. The use of pre-acquisition operating losses and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. We have approximately $53.0 million in state net operating loss carryforwards, which expire over the next 1 to 18 years.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as needed.

Rollforward of valuation allowance (in thousands):

	2007	2006
Beginning balance	$(927)	$(48,885)
(Increase)/decrease attributable to current year operations	(1,625)	8,441
(Increase)/decrease attributable to FIN 48	907	—
(Increase)/decrease attributable to AMT & foreign tax credit carryforwards	—	3,600
(Increase)/decrease to goodwill	—	597
(Increase)/decrease attributable to prior year federal & state NOL carryforwards	—	35,320

Ending balance	$(1,645)	$(927)

At January 1, 2007 (the date we adopted FIN 48) and December 31, 2007, we had approximately $3.5 and $3.2 million, respectively, of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits at December 31, 2007, $2.2 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in any future periods.

Included in the balance of gross unrecognized tax benefits at December 31, 2007 is $0.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of the applicable statute of limitations.

A reconciliation of the total amount of unrecognized tax benefits follows (in thousands):

Total unrecognized tax benefits as of January 1, 2007	$3,500
Increases in tax positions taken during prior period	119
Decreases in tax positions taken during prior period	—
Increases in tax positions taken during the current period	542
Settlements with taxing authorities	—
Decreases in lapse of applicable statute of limitations	(968)

Total unrecognized tax benefits as of December 31, 2007	$3,193

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For year ended December 31, 2007 we recognized $0.3 million of interest and penalties in the provision for income taxes. As of 1/1/07, we had accrued interest of $1.1 million (net of federal benefit) and $0.4 million accrued for penalties. At December 31, 2007 we had accrued interest of $1.3 million (net of federal benefit) and $0.5 million accrued for penalties.

We are subject to the income tax jurisdiction of U.S., Canada, and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for the years before 2005, to international examinations for years before 2003 and with few exceptions, to state exams before 2004.

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

On December 31, 2006, we adopted the recognition and disclosure requirements of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires us to recognize the funded status of its postretirement benefit plans in the consolidated statement of financial position at December 31, 2007, with a corresponding adjustment to accumulated other comprehensive income. The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains or losses and unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income.

2007
(in thousands)
Items not yet recognized as a component of net periodic cost:
Unrecognized net actuarial loss	$13,254
Unamortized prior service benefit	792

Unrecognized loss and prior service costs recorded as a component of accumulated other comprehensive loss	$14,046

Items to be recognized in 2008 as a component of net periodic cost:
Net actuarial loss	$353
Prior service cost	94

Net periodic cost to be recorded in 2008 as a component of accumulated other comprehensive loss	$447

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Obligations and Funded Status

The following table sets forth the change in the benefit obligation, change in plan assets and unfunded status of the two plans at December 31 (in thousands):

	2007	2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$49,818	$50,820
Service cost	256	256
Interest cost	2,680	2,700
Actuarial (gain) loss	(3,507)	(533)
Benefits and expenses paid	(3,420)	(3,425)

Benefit obligation at end of year	$45,827	$49,818

	2007	2006
Change in Plan Assets
Fair value of plan assets at beginning of year	$42,965	$39,750
Actual return on plan assets	1,783	4,321
Contributions by company	810	2,319
Benefits and expenses paid	(3,420)	(3,425)

Fair value of plan assets at end of year	$42,138	$42,965

	2007	2006
Funded Status of Plans
Projected benefit obligation	$(45,827)	$(49,818)
Fair value of plan assets	42,138	42,965

Unfunded status	$(3,689)	$(6,853)

The accumulated benefit obligation for both defined benefit pension plans equaled the projected benefit obligations of $45.8 million and $49.8 million at December 31, 2007 and 2006, respectively.

Accumulated Other Comprehensive Loss (in thousands)

	2007	2006
Adjustment to pension benefit obligation, net of tax of $1,009 and $923, respectively	$1,601	$1,448
Adjustment to initially apply SFAS 158, net of tax of nil	—	(886)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Periodic Pension Costs

The components of net periodic pension cost are as follows for the years ended December 31 (in thousands):

	2007	2006
Service cost	$256	$256
Interest cost	2,680	2,700
Amortization of loss	415	593
Amortization of prior service cost	94	94
Expected return on plan assets	(3,284)	(3,075)

Net periodic pension cost	$161	$568

Assumptions

Weighted average assumptions used to determine benefit obligations at December 31:

	2007	2006
Discount rate	6.13%	5.50%

Weighted average assumptions used to determine net periodic benefit cost at December 31:

	2007	2006
TTWU Plan
Discount rate	5.75%	5.75%
Expected long-term rate of return on plan assets	7.50%	7.50%

CLC Plan
Discount rate	5.50%	5.50%
Expected long-term rate of return on plan assets	8.00%	8.00%

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

Asset Mix

Our pension plan weighted-average asset allocations by asset category at December 31 are as follows:

	2007	2006
TTWU Plan
Equity securities	66.0%	59.4%
Debt securities	34.0%	40.6%

CLC Plan
Equity securities	68.0%	62.0%
Debt securities	32.0%	38.0%

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

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

Cash Flows

We expect to contribute $0.3 million to the CLC pension plan during the year ending December 31, 2008.

The following benefit payments are expected to be paid (in thousands):

2008	$3,402
2009	3,379
2010	3,384
2011	3,370
2012	3,416
2013 – 2017	16,993

We charged to operations payments to multi-employer pension plans required by collective bargaining agreements of approximately $2.2 million, $2.2 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. These defined benefit plans cover substantially all of our union employees not covered under the TTWU pension plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multi-employer plans is not readily available.

In 2001, we established a Deferred Compensation Plan for our executives and other key employees. The plan is a non-qualified deferral plan that allows participants to contribute a portion of their wages on a pre-tax basis and includes a death benefit. We may credit participants’ accounts with a discretionary contribution at our sole discretion. No contributions were made in 2007, 2006 and 2005.

Substantially all of our U.S. employees are entitled to participate in our profit sharing plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the plan after 90 days of employment. At our discretion, we may also contribute to the plan. Employees are always vested in their contributed balance and become fully vested in our contributions after four years of service. The expenses related to contributions to the plan for the years ended December 31, 2007, 2006 and 2005 were approximately $0.2 million, $0.2 million and $0.1 million, respectively.

15. CAPITAL STOCK

Authorized Capital Stock

In accordance with our Amended and Restated Articles of Incorporation dated November 4, 2003, the Company is authorized to issue 30 million shares of capital stock, 29 million shares of no par value common stock and 1 million shares of no par value preferred stock.

Our ABL Facility and indentures governing the 2012 Notes and the 9% Notes contain restrictions on the payment of dividends.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

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

Treasury Stock

As of December 31, 2007 and 2006, we had approximately 158,000 and 172,000 treasury shares carried at a cost of approximately $1.6 million and $1.5 million, respectively. These shares were acquired pursuant to our initial public offering and the return of shares under limited recourse secured loans to shareholders.

16. STOCK COMPENSATION PLANS

Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of four years. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123.

Performance Incentive Plans

As of December 31, 2007, we have three stock-based compensation plans. In addition, there was an agreement regarding stock units which applied solely to Mr. Gerald L. Detter, our former Chief Executive Officer.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The 2003 Stock Option Plan activity for the year ended December 31, 2007 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Options outstanding at December 31, 2006	2,522	$11.56
2007 option activity:
Granted	361	$10.41
Exercised	(8)	$8.30
Expired	(100)	$16.09
Canceled	(48)	$10.66

Options outstanding at December 31, 2007	2,727	$11.27

Options exercisable at December 31, 2007	1,874	$12.31	6.5	$1,306

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2007 exceeds the exercise price of the option.

During the years ended December 31, 2007, 2006 and 2005:

•	the weighted average fair value per share of stock-based compensation granted to employees was $5.56, $5.02 and $4.12, respectively;

•	the total intrinsic value of stock options exercised was nominal in 2007 and $0.1 in 2006. No stock options were exercised in 2005, and

•	the total fair value of stock options that vested during the three periods above was $1,324, $747 and $1,796, respectively.

During the year ended December 31, 2007, less than $0.1 million was received for the exercise of stock options. No tax benefits were realized from the exercise of those options. Cash was not used to settle any equity instruments previously granted. Any options that are exercised are issued out of our treasury share account.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The 1998 Stock Option Plan activity for the year ended December 31, 2007 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Options outstanding at December 31, 2006	67	$23.53
2007 option activity:
Expired	(2)	$23.53
Canceled	(1)	$23.53

Options outstanding at December 31, 2007	64	$23.53

Options exercisable at December 31, 2007	32	$23.53	1.0	—

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2007 exceeds the exercise price of the option.

During the years ended December 31, 2007, 2006 and 2005:

•	no options were granted, respectively;

•	the total intrinsic value of stock options exercised was $0, and

•	the total fair value of stock options that vested during the three periods above was $0.

2003 Restricted Stock Incentive Plan

On November 5, 2003, our Board of Directors approved the 2003 Restricted Stock Incentive Plan, which terminates ten years from the approval date. The 2003 Restricted Stock Incentive Plan was amended on May 13, 2005. The restricted stock issuances to persons initially receiving a grant generally vest by December 31, 2008 regardless of when issued. The vesting periods for other grant recipients are at the discretion of the Compensation Committee of the Board of Directors. In subsequent years, participants in the plan may be granted an annual, aggregate amount of up to $1 million of shares, valued at our common stock closing price at the date of grant, at the direction of the Board of Directors. No more than 700,000 shares of common stock may be issued under this plan nor may more than $7.5 million of stock be issued under this plan.

The 2003 Restricted Stock Incentive plan activity for the year ended December 31, 2007 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Stock unvested at December 31, 2006	79	$10.81
2007 activity:
Granted	76	$8.16
Vested	(28)	$11.31
Canceled	(2)	$17.00

Stock unvested at December 31, 2007	125	$8.96

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Stock Unit Grant Agreement

In 2005 in connection with his employment agreement, our former Chief Executive Officer, Mr. Detter, was granted 300,000 stock units. Mr. Detter was also entitled to $50,000 in value of stock units annually with the first annual grant made upon execution of his employment agreement and subsequent grants on each anniversary. Under the Stock Unit Grant Agreement, the 300,000 unit grant (“Initial Grant”) vested on December 31, 2006 at which time Mr. Detter was still an employee.

Annual grants were determined by dividing $50,000 by the fair market value of the common stock on the date of grant. Stock units subject to each annual award vest (i) 14.2% on December 31 of the year in which such Annual Award is granted; and (ii) 28.6% on December 31 of each successive year.

The stock units were credited to an unfunded account and dividends, if any, paid on Company stock are paid on stock units in additional stock units rather than in cash. Stock units credited will be paid out in a single lump sum in an equivalent whole number of shares of common stock. We have discretion to pay stock units attributable to dividend equivalents in cash. Fractional share interests shall be disregarded, but may be cumulated, or, in our discretion, paid in cash. The Initial Grant will be distributed upon the first to occur of: (1) December 31, 2008, (2) termination of employment, (3) disability or (4) a change in control event. Annual awards shall be distributed upon the first to occur of: (1) termination of employment, (2) disability or (3) a change in control event.

The Stock Unit activity for the year ended December 31, 2007 is as follows (in thousands, except per share data):

	Number of Shares Outstanding (a)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (b)
Stock units outstanding at December 31, 2006	310	$7.72
2007 unit activity:
Granted	—	—
Exercised	—	—
Expired	—	—
Canceled	(7)	$10.14

Stock units outstanding at December 31, 2007	303	$7.66

Stock units outstanding and vested at December 31, 2007	303	$7.66	7.4	—
Stock units exercisable at December 31, 2007	303	$7.66	7.4	—

(a)	Pursuant to Mr. Detter’s agreement, upon termination of his employment on July 13, 2007, 303,343 stock units were fully vested and 7,050 units were forfeited.
(b)	The intrinsic value of a stock unit is the amount by which the market value of the underlying stock as of December 31, 2007 exceeds the value of the unit at the date of grant.

During the years ended December 31, 2007, 2006 and 2005:

•	no stock units were granted in 2007; in 2006 and 2005, the weighted average fair value per share of stock units granted was $12.96 and $7.65, respectively;

•	no stock units were converted, and

•	no stock units vested in 2007. The total fair value of stock units that vested during 2006 was $1,712 and was nominal in 2005.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Accounting for Stock-Based Compensation

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123(R) , the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

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

In addition, prior to the adoption of SFAS 123(R), we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows. Under SFAS 123(R), any excess tax benefits for those options are classified as financing cash inflows and operating cash outflows.

Pro Forma Stock-Based Compensation

The table below reflects net income and basic and diluted net income per share for the year ended December 31, 2005, had we applied the fair value recognition provisions of SFAS 123(R) (in thousands, except per share data):

2005
Net income (loss) attributable to common shareholders (in thousands):
As reported	$11,867
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of $0 related tax effects	(7,749)
Add: Stock-based compensation expense included in net income (loss) attributable to common shareholders as reported	1,077

Pro forma	$5,195

Weighted average number of shares (in thousands)—basic	18,934
Weighted average number of shares (in thousands)—diluted	19,301
Income (loss) per common share:
As reported—basic	$0.63
Pro forma—basic	$0.27
As reported—diluted	$0.61
Pro forma—diluted	$0.27

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Stock-Based Compensation

The fair value of options granted during 2007, 2006 and 2005 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2007, expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following assumptions:

	2007	2006	2005
Risk free rate	4.35%	4.5%	3.74%
Expected life	5 years	4 years	4 years
Volatility	68%	71%	60%
Expected dividend	nil	nil	nil

Restricted stock awards are measured at market value on the date of grant and recognized over time using graded vesting, which accelerates compensation expense into the first two years of the four year vesting period. Stock Units are measured at fair value at time of issuance and recognized on a straight-line basis over the vesting period.

Stock-based compensation expense recognized during the years ended December 31, 2007, 2006 and 2005 for each of the types of stock-based awards was (in thousands):

	2007	2006	2005
Stock options	$1,143	$1,163	$125
Restricted stock	420	369	143
Stock units	—	1,473	859

Total stock-based compensation expense	$1,563	$3,005	$1,127

All stock-based compensation expense is classified within “Compensation” on the Consolidated Statements of Operations. None of the stock-based compensation was capitalized during 2007. There were no modifications to stock option awards during 2007.

As of December 31, 2007, there was approximately $2.7 million of total unrecognized compensation cost related to stock options granted. The recognition period for the remaining unrecognized stock-based compensation cost is approximately four years. As of December 31, 2007, unrecognized compensation expense related to the unvested portion of our restricted stock awards was approximately $1.1 million, which is expected to be recognized over a period of approximately four years. These amounts do not include the cost of any additional options or restricted stock that may be granted in future periods nor any changes in the Company’s forfeiture rate.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

17. COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various noncancelable operating leases for our office facilities, office equipment, revenue equipment and vehicles. Future noncancelable lease commitments (excluding any sublease income) as of December 31, 2007, are as follows (in thousands):

2008	$26,181
2009	23,596
2010	17,701
2011	13,164
2012	9,622
2013 and after	13,975

Total	$104,239

The operating lease commitments includes minimum lease commitments for tractors that we expect will be partially offset by rental revenue from sub-leasing the tractors to owner-operators or affiliates. Rent expense under operating leases was $23.5 million, $10.9 million and $6.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

For the Years Ended December 31, 2007, 2006 and 2005

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

We are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of such substances under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), the Resource Conservation and Recovery Act of 1976 (“RCRA”), the Superfund Amendments and Reauthorization Act of 1986, and comparable state and foreign laws. Under certain of these laws, we could also be subject to allegations of liability for the activities of our affiliates or owner-operators. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and on the road, and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, predict with certainty the extent of future liabilities and costs under environmental, health, and safety laws, or assure that such liabilities will not result in a material adverse effect on our business, financial condition, operating results or cash flow .

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

As the result of environmental studies conducted at our facilities or third party sites in conjunction with our environmental management program, we have identified environmental contamination at certain sites that will require remediation. In addition, we have been named a potentially responsible party at various sites under the CERCLA and other similar state statutes.

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of December 31, 2007 and 2006, we had reserves in the amount of $11.2 million and $11.8 million, respectively, for all environmental matters discussed below.

The activity in the environmental liability reserves is as follows at December 31 (in thousands):

	2007	2006
Reserve at beginning of year	$11,826	$17,159
Payments	(3,387)	(7,515)
Additions	2,730	2,182

Reserve at end of year	$11,169	$11,826

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party (“PRP”) under CERCLA and similar state laws at approximately 28 sites. At 17 of these sites, we are one of many parties with alleged liability and are negotiating with either Federal, State or private parties on the scope of our obligations, if any. For example, we have been notified of potential liabilities involving the Lower Passaic River Study Area in New Jersey, the Malone Superfund Site in Texas, and two Quanta Resources sites in New York. We will be participating in the initial studies of these sites to determine site remediation objectives, goals and technologies. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase at the four sites. Of the 17 sites, we have explicitly denied any liability for three sites and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated future expenditures for these off-site multi-party environmental matters, to be in the range of $1.7 million to $3.8 million.

We and our predecessors have also been named in three civil actions related to property contamination. One of these matters has been settled, subject to a $25,000 payment. The second matter involves plaintiffs seeking contribution for remediation at an offsite chemical distribution and re-packaging facility and the third matter involves claims for the remediation of and diminution in value of privately owned property near the Omega Chemical Superfund Site. However, we are seeking indemnification from the PRP Group in accordance with a previous de-minimis settlement agreement with the Omega PRP Group.

At eight sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Six of these projects relate to operations conducted by Chemical Leaman Corporation and its subsidiaries (“CLC”) prior to our acquisition of and merger with CLC in 1998. These six sites are: Bridgeport, New Jersey; William Dick, Pennsylvania; Charleston, West Virginia; Tonawanda, New York; Scary Creek, West Virginia; and East Rutherford, New Jersey. Each of these sites is discussed in more detail below. The remaining two investigations and remediations were triggered by the New Jersey Industrial Site Remediation Act (“ISRA”), which requires such investigations and remediations following the sale of industrial facilities. In addition to these eight sites, the current owner of one of our leased tank wash sites has agreed to take responsibility for complying with the investigation and remediation required by ISRA, and is currently investigating the site. We have estimated future expenditures for these eight properties to be in the range of $8.8 million to $16.7 million.

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

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a two mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via in-situ treatment and a local discharge. The treatment facility has been approved and construction was completed in early 2007. The plant is going through the start-up phase. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate seven acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004 but was delayed due to weather-related issues. Field work was re-started in May 2005 has been completed. Monitoring of the restoration work is on-going. Additional

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

contamination has been identified since December 31, 2005. In regard to OU2, USEPA is now in the process of finalizing a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the in-situ treatment previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated expenditures to be in the range of $4.8 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (“PADEP”) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (“OU1”), treat contaminated groundwater (“OU2”), and perform remediation of contaminated soils (“OU3”) at this former wastewater disposal site. OU1 is complete. With respect to OU2, PADEP and USEPA have approved an interim remedy, which involves the construction of a treatment facility and discharge locally. We began construction of this facility in November 2006 and the work was completed in the fourth quarter 2007. The plant is going through the start-up phase. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (“SVE”). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale operation in May 2004. In 2004, we also discovered buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. This work was completed in early 2005. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We excavated the pond’s soils into three discrete piles and determined the best approach to treat these soil piles. It was determined that most of the soil piles could be treated on site using SVE as originally planned. However, some modifications to the design had to be made in order to treat a limited number of soil piles. The SVE work began in 2006 and was completed in September 2007. Final site sampling will be conducted to determine if soil clean-up objectives have been achieved. We have estimated expenditures to be in the range of $1.4 million to $3.4 million.

Other Properties

Scary Creek, West Virginia: CLC received a clean up notice from the State authority in August 1994 requiring remediation of contaminated soils and groundwater at this former wastewater disposal facility. However, the State and we have agreed that remediation can be conducted under the State’s voluntary clean-up program (instead of the state superfund enforcement program). We are currently completing the originally planned remedial investigation and the additional site investigation work that is required to completely delineate the extent of site contamination. Upon completion of the site investigation phase, a remedial feasibility study and design will be prepared to address contaminated soils, and, if applicable, groundwater. The expectation is that a remedy utilizing primarily in-situ treatment with limited soil removal will be conducted.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

We have estimated future expenditures for Scary Creek and Tonawanda to be in the range of $2.6 million to $4.8 million.

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

There can be no assurance that additional issues or sites for which we are responsible will not be discovered, that violations by us of environmental laws or regulations will not be identified or occur in the future, or that environmental, health and safety laws and regulations will not change in a manner that could impose material costs on us.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

18. TRANSACTIONS WITH RELATED PARTIES

In 2006 and 2005, we provided advisory and consulting services to affiliates of Apollo Management, L.P., (“Apollo”), who is our majority shareholder. The fee for these services was less than $0.1 million and $0.3 million, respectively.

Two of our customers (Hexion Speciality Chemicals and Momentive Performance Materials) are controlled by Apollo. Revenues from these two customers was $15.9 million, $10.8 million and $5.5 million in 2007, 2006 and 2005, respectively. All pricing with the companies controlled by Apollo Management was based on market rates, including such factors as total expected revenue to be generated by the customer, number of loads to be hauled and the number of miles to be driven.

Of the $0.3 million stock subscription receivable, $0.2 million relates to current members of management.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

19. GUARANTOR SUBSIDIARIES

The 9% Notes issued by QD LLC and QD Capital and the 2012 Notes issued by us are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by all of our direct and indirect domestic subsidiaries, and by QDI. In addition, we have unconditionally guaranteed on a senior subordinated basis the 9% Notes. Each of our direct and indirect subsidiaries, including QD LLC, is 100% owned. All non-domestic subsidiaries including Levy Transport, Ltd. are non-guarantor subsidiaries. QD Capital has no material assets or operations.

QD LLC conducts substantially all of its business through and derives virtually all of its income from its subsidiaries. Therefore, its ability to make required principal and interest payments with respect to its indebtedness depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments. The subsidiary guarantors are wholly owned subsidiaries of QD LLC and have fully and unconditionally guaranteed the 9% Notes and the 2012 Notes on a joint and several basis.

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital, which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at December 31, 2007 and 2006 and condensed consolidating statements of operations and of cash flows for each of the three years ended December 31, 2007, 2006 and 2005.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$580,676	$—	$—	$580,676
Other service revenue	—	—	75,444	777	—	76,221
Fuel surcharge	—	—	94,661	—	—	94,661

Total operating revenues	—	—	750,781	777	—	751,558

Operating expenses:
Purchased transportation	—	—	471,531	—	—	471,531
Compensation	—	—	85,838	(18)	—	85,820
Fuel, supplies and maintenance	—	—	81,316	—	—	81,316
Depreciation and amortization	—	—	16,903	641	—	17,544
Selling and administrative	1	1	31,166	123	—	31,291
Insurance claims	—	—	23,883	—	—	23,883
Taxes and Licenses	—	—	3,980	—	—	3,980
Communication and utilities	—	—	11,381	—	—	11,381
(Gain)/loss on disposal of property and equipment	—	—	792	(191)	—	601
Impairment on property and equipment	—	—	358	—	—	358

Operating income (loss)	(1)	(1)	23,633	222	—	23,853

Interest (income) expense, non-related party, net	(6)	29,580	1,025	(75)	—	30,524
Interest (income) expense, related party, net	—	(29,019)	29,500	(481)	—	—
Write-off of debt issuance costs	—	2,031	—	—	—	2,031
Other (income) expense	5	1,555	(234)	(386)	—	940

Income (loss) before taxes	—	(4,148)	(6,658)	1,164	—	(9,642)
Income tax (provision) benefit	(981)	—	(1,562)	464	—	(2,079)
Equity in earnings (loss) of subsidiaries	(8,544)	(4,396)	—	—	12,940	—

Net income (loss)	$(7,563)	$(8,544)	$(5,096)	$700	$12,940	$(7,563)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006 (As adjusted)

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$577,227	$12	$—	$577,239
Other service revenue	—	—	65,614	1,030	—	66,644
Fuel surcharge	—	—	86,276	—	—	86,276

Total operating revenues	—	—	729,117	1,042	—	730,159
Operating expenses:
Purchased transportation	—	—	493,686	—	—	493,686
Compensation	—	—	73,207	—	—	73,207
Fuel, supplies and maintenance	—	—	53,310	14	—	53,324
Depreciation and amortization	—	—	15,693	660	—	16,353
Selling and administrative	—	—	24,282	(240)	—	24,042
Insurance claims	—	—	13,294	13	—	13,307
Taxes and Licenses	—	—	3,810	2	—	3,812
Communication and utilities	—	—	9,043	—	—	9,043
(Gain)/loss on disposal of property and equipment	—	—	(5,153)	(10)	—	(5,163)
Impairment on property and equipment	—	—	270	—	—	270
PPI class action settlement and related expenses	—	—	—	—	—	—

Operating income	—	—	47,675	603	—	48,278
Interest expense	—	(30,410)	(990)	—	445	(30,955)
Interest income	749	—	765	498	(445)	1,567
Write-off of debt issuance costs	—	—	—	—	—	—
Other income (expense)	(986)	—	59	39	—	(888)

Income (loss) before taxes	(237)	(30,410)	47,509	1,140	—	18,002
Income tax provision for (benefit from)	28	—	(38,233)	37	—	(38,168)
Equity in earnings (loss) of subsidiaries	56,435	86,845	—	—	(143,280)	—

Net income (loss)	$56,170	$56,435	$85,742	$1,103	$(143,280)	$56,170

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2005 (As adjusted)

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$545,669	$858	$—	$546,527
Other service revenue	—	—	66,287	960	—	67,247
Fuel surcharge	—	—	64,184	118	—	64,302

Total operating revenues	—	—	676,140	1,936	—	678,076
Operating expenses:
Purchased transportation	—	—	471,167	71	—	471,238
Compensation	—	—	62,185	373	—	62,558
Fuel, supplies and maintenance	—	—	34,781	558	—	35,339
Depreciation and amortization	—	—	16,611	667	—	17,278
Selling and administrative			20,300	133		20,433
Insurance claims	—	—	19,183	—	—	19,183
Taxes and Licenses	—	—	2,863	31	—	2,894
Communication and utilities	—	—	7,921	11	—	7,932
(Gain)/loss on disposal of property and equipment	—	—	250	38	—	288
Impairment on property and equipment	—	—	75	—	—	75
PPI class action settlement and related expenses	—	—	1,039	—	—	1,039

Operating income	—	—	39,765	54	—	39,819
Interest expense	—	(26,789)	(558)	(23)	413	(26,957)
Interest income	7		227	424	(413)	245
Write-off of debt issuance costs	—	(1,110)	—	—	—	(1,110)
Other income (expense)	—	—	55	167	—	222

Income (loss) before taxes	7	(27,899)	39,489	622	—	12,219
Income tax provision for (benefit from)	—	—	680	(328)	—	352
Equity in earnings (loss) of subsidiaries	11,860	39,759	—	—	(51,619)	—

Net income (loss)	$11,867	$11,860	$38,809	$950	$(51,619)	$11,867

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Consolidating Balance Sheet, December 31, 2007

(in thousands)

		QD LLC and	Guarantor	Non-Guarantor
	QDI	QD Capital	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$7,339	$2,372	—	$9,711
Accounts receivable, net	64	—	98,916	101	—	99,081
Prepaid expenses	—	96	8,024	30	—	8,150
Deferred tax asset	—	—	20,483	—	—	20,483
Other	6	—	6,248	4	—	6,258

Total current assets	70	96	141,010	2,507	—	143,683

Property and equipment, net	—	—	122,014	(22)	—	121,992
Goodwill	—	—	173,575	—	—	173,575
Intangibles, net	—	—	24,167	—	—	24,167
Investment in subsidiaries	26,148	648,835	21,234	—	(696,217)	—
Non-current deferred tax asset	1,007	—	15,196	—	—	16,203
Other assets	—	11,923	2,433	—	—	14,356

	$27,225	$660,854	$499,629	$2,485	$(696,217)	$493,976

LIABILITIES, MINORITY INTEREST, SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	—	—	413	—	—	413
Current maturities of capital leases	—	—	1,451	—	—	1,451
Accounts payable	—	—	17,385	43	—	17,428
Intercompany	(75)	288,656	(262,349)	(4,998)	(21,234)	—
Affiliates and independent owner-operators payable	—	—	12,597	—	—	12,597
Accrued expenses	—	3,866	21,994	97	—	25,957
Environmental liabilities	—	—	4,751	—	—	4,751
Accrued loss and damage claims	—	—	13,438	—	—	13,438
Income taxes payable	—	—	90	465	—	555

Total current liabilities	(75)	292,522	(190,230)	(4,393)	(21,234)	76,590

Long-term indebtedness, less current maturities	—	342,184	764	627	—	343,575
Long-term capital leases, less current maturities	—	—	3,832	—	—	3,832
Environmental liabilities	—	—	6,418	—	—	6,418
Accrued loss and damage claims	—	—	18,474	—	—	18,474
Other non-current liabilities	—	—	15,954	—	—	15,954
Deferred tax liability	—	—	—	—	—	—

Total liabilities	(75)	634,706	(144,788)	(3,766)	(21,234)	464,843
Minority interest in subsidiary	—	—	1,833	—	—	1,833

Shareholders’ equity (deficit):
Common stock	361,617	354,963	493,866	7,629	(856,458)	361,617
Treasury stock	(1,564)	—	—	—	—	(1,564)
(Accumulated deficit) retained earnings	(126,146)	(122,478)	164,551	(408)	(41,665)	(126,146)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive income	(16,748)	(16,748)	(15,833)	(915)	33,496	(16,748)
Stock purchase warrants	—	—	—	—	—	—
Stock subscription receivable	(270)	—	—	—	—	(270)

Total shareholders’ equity (deficit)	27,300	26,148	642,584	6,251	(674,983)	27,300

Total liabilities, minority interest and shareholders’ equity (deficit)	$27,225	$660,854	$499,629	$2,485	$(696,217)	$493,976

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Consolidating Balance Sheet, December 31, 2006 (As adjusted)

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$5,386	$1,455	$—	$6,841
Accounts receivable, net	58	—	85,052	372	—	85,482
Prepaid expenses	—	84	5,987	30	—	6,101
Deferred tax asset	—	—	18,320	—	—	18,320
Other	(6)	—	9,471	(251)	—	9,214

Total current assets	52	84	124,216	1,606	—	125,958
Property and equipment, net	—	—	118,291	1,047	—	119,338
Goodwill	—	—	138,980	—	—	138,980
Intangibles, net	—	—	635	—	—	635
Investment in subsidiaries	29,520	591,990	—	—	(621,510)	—
Non-current deferred tax asset	—	—	21,713	—	—	21,713
Other assets	—	6,649	4,600	—	—	11,249

Total assets	$29,572	$598,723	$408,435	$2,653	$(621,510)	$417,873

LIABILITIES, MINORITY INTEREST, SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of indebtedness	$—	$1,400	$—	$—	$—	$1,400
Current maturities of capital leases	—	—	1,178	—	—	1,178
Accounts payable	—	—	13,914	43	—	13,957
Intercompany	(2,937)	291,341	(284,055)	(4,349)	—	—
Affiliates and independent owner-operators payable	—	—	11,025	—	—	11,025
Accrued expenses	735	3,636	16,784	42	—	21,197
Environmental liabilities	—	—	5,995	—	—	5,995
Accrued loss and damage claims	—	—	11,533	—	—	11,533

Total current liabilities	(2,202)	296,377	(223,626)	(4,264)	—	66,285
Long-term indebtedness, less current maturities	—	272,826	—	—	—	272,826
Long-term capital leases, less current maturities	—	—	3,718	—	—	3,718
Environmental liabilities	—	—	5,831	—	—	5,831
Accrued loss and damage claims	—	—	20,633	—	—	20,633
Other non-current liabilities	—	—	14,249	—	—	14,249
Deferred tax liability	—	—	—	724	—	724

Total liabilities	(2,202)	569,203	(179,195)	(3,540)	—	384,266

Minority interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders’ equity (deficit):
Common stock	359,995	354,963	437,796	7,629	(800,388)	359,995
Treasury stock	(1,527)	—	—	—	—	(1,527)
(Accumulated deficit)/retained earnings	(118,255)	(117,323)	166,301	(1,149)	(47,829)	(118,255)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(18,531)	(18,531)	(18,300)	(232)	37,063	(18,531)
Stock purchase warrants	21	—	—	—	—	21
Stock subscription receivable	(340)	—	—	—	—	(340)

Total shareholders’ equity (deficit)	31,774	29,520	585,797	6,193	(621,510)	31,774

Total liabilities, minority interest and shareholders’ equity (deficit)	$29,572	$598,723	$408,435	$2,653	$(621,510)	$417,873

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(in thousands)

		QD LLC and	Guarantor	Non-Guarantor
	QDI	QD Capital	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(7,563)	$(8,544)	$(5,096)	$700	$12,940	$(7,563)
Adjustments for non-cash charges	7,563	(24,699)	49,795	837	(12,940)	20,556
Net changes in assets and liabilities	(753)	218	725	869	—	1,059
Intercompany activity	753	33,025	(31,220)	(2,558)	—	—

Net cash provided by (used in) operating activities	—	—	14,204	(152)	—	14,052

Cash flows from investing activities:
Capital expenditures	—	—	(10,557)	—	—	(10,557)
Acquisition of Boasso and other business assets	—	(60,251)	—	—	—	(60,251)
Cash acquired from Boasso acquisition	—	1,015	—	—	—	1,015
Proceeds from sales of property and equipment	—	—	5,325	1,069	—	6,394

Net cash (used in)/provided by investing activities	—	(59,236)	(5,232)	1,069	—	(63,399)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	46,809	—	—	—	46,809
Principal payments of long-term debt and capital lease obligations	—	(64,746)	(2,500)	—	—	(67,246)
Proceeds from revolver	—	123,030	—	—	—	123,030
Payments on revolver	—	(41,400)	—	—	—	(41,400)
Deferred financing fees	—	(9,170)	—	—	—	(9,170)
Other	(717)	(145)	1,033	—	—	171
Intercompany activity	717	4,858	(5,575)	—	—	—

Net cash provided by (used in) financing activities	—	59,236	(7,042)	—	—	52,194

Effect of exchange rate changes on cash	—	—	23	—	—	23

Net increase in cash and cash equivalents	—	—	1,953	917	—	2,870
Cash and cash equivalents, beginning of period	—	—	5,386	1,455	—	6,841

Cash and cash equivalents, end of period	$—	$—	$7,339	$2,372	$—	$9,711

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006 (As adjusted)

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$54,035	$54,472	$85,742	$1,103	$(139,182)	$56,170
Adjustments for non-cash charges	(54,035)	(82,715)	(27,035)	650	139,182	(23,953)
Net changes in assets and liabilities	199	62	(3,786)	(456)	—	(3,981)
Intercompany activity	—	28,181	(27,290)	(891)	—	—

Net cash provided by (used in) operating activities	199	—	27,631	406	—	28,236

Cash flows from investing activities:
Capital expenditures	—	—	(14,870)	—	—	(14,870)
Acquisition of businesses and assets	—	—	(6,447)	—	—	(6,447)
Proceeds from sales of property and equipment	—	—	10,706	20	—	10,726
Other	—	—	—	—	—	—

Net cash (used in) provided by investing activities	—	—	(10,611)	20	—	(10,591)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments of long-term debt and capital lease obligation	—	(1,400)	(363)	—	—	(1,763)
Proceeds from revolver	—	209,500	—	—	—	209,500
Payments on revolver	—	(222,500)	—	—	—	(222,500)
Deferred financing fees	—	—	—	—	—	—
Other	4	—	2,285	—	—	2,289
Intercompany activity	(203)	14,400	(14,197)	—	—	—

Net cash used in financing activities	(199)	—	(12,275)	—	—	(12,474)

Effect of exchange rate changes on cash	—	—	34	—	—	34

Net increase in cash and cash equivalents	—	—	4,779	426	—	5,205
Cash and cash equivalents, beginning of period	—	—	607	1,029	—	1,636

Cash and cash equivalents, end of period	$—	$—	$5,386	$1,455	$—	$6,841

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005 (As adjusted)

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$11,867	$11,866	$38,809	$950	$(51,625)	$11,867
Adjustments for non-cash charges	(11,860)	(38,649)	21,231	667	51,625	23,014
Net changes in assets and liabilities		2,119	(26,389)	(1,572)	—	(25,842)
Intercompany activity	(7)	24,664	(23,659)	(998)	—	—

Net cash provided by (used in) operating activities	—	—	9,992	(953)	—	9,039

Cash flows from investing activities:
Capital expenditures	—	—	(15,842)	(13)	—	(15,855)
Acquisition of businesses and assets	—	—	(4,466)	—	—	(4,466)
Proceeds from sales of property and equipment	—	—	4,233	25	—	4,258

Net cash (used in) provided by investing activities	—	—	(16,075)	12	—	(16,063)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	83,300	—	—	—	83,300
Principal payments of long-term debt and capital lease obligations	—	(78,900)	(27)	—	—	(78,927)
Proceeds from revolver	—	140,600	—	—	—	140,600
Payments on revolver	—	(133,400)	—	—	—	(133,400)
Deferred financing fees	—	(3,231)	—	—	—	(3,231)
Other	76	—	(2,560)	—	—	(2,484)
Intercompany activity	(76)	(8,369)	8,445	—	—	—

Net cash provided by financing activities	—	—	5,858	—	—	5,858

Effect of exchange rate changes on cash	—	—	102	—	—	102

Net decrease in cash and cash equivalents	—	—	(123)	(941)	—	(1,064)
Cash and cash equivalents, beginning of period	—	—	730	1,970	—	2,700

Cash and cash equivalents, end of period	$—	$—	$607	$1,029	$—	$1,636

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Quality Distribution, Inc. dated November 5, 2003. Incorporated herein by reference to Exhibit No. 3.1 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

3.2	Amended and Restated Bylaws of Quality Distribution. Inc. dated June 28, 2005. Incorporated herein by reference to Exhibit No. 3.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2005 (Registration No. 333-108344).

3.3	Articles of Amendment, dated June 28, 2005 to Amended and Restated Articles of Incorporation of Quality Distribution, Inc. dated November 5, 2003. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 28, 2005.

4.1	Credit Agreement, dated as of November 13, 2003, between Quality Distribution, Inc., Quality Distribution, LLC, the lenders party thereto and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.2	Security Agreement dated as of November 13, 2003, among Quality Distribution, LLC, various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as collateral agent. Incorporated herein by reference to Exhibit 4.2 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.3	U. S. Pledge Agreement dated as of November 13, 2003, among Quality Distribution, LLC, various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as collateral agent and pledgee. Incorporated herein by reference to Exhibit 4.3 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.4	Subsidiaries Guaranty dated as of November 13, 2003, among various subsidiaries of Quality Distribution, Inc. and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 4.4 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.5	Indenture, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the Guarantors named therein and The Bank of New York as Trustee. Incorporated herein by reference to Exhibit 4.5 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.6	Form of Exchange Note for Quality Distribution, LLC’s 9% Senior Subordinated Notes due 2010 (included as Exhibit B to Exhibit 4.5).

4.7	Registration Rights Agreement, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the subsidiaries of Quality Distribution, LLC set forth on Annex I thereto and The Bank of New York. Incorporated herein by reference to Exhibit 4.7 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.8	Indenture, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, the Guarantors named therein and The Bank of New York Trust Company, N.A. as Trustee. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

Exhibit No.	Description
4.9	Form of Exchange Note for Quality Distribution, LLC’s Senior Floating Rate Notes due 2012 (included as Exhibit B to Exhibit 4.8).

4.10	Registration Rights Agreement, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, and the subsidiaries of Quality Distribution, LLC set forth on Annex I thereto. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

4.11	First Amendment and Consent to Credit Agreement and Intercompany Subordination Agreement, dated as of January 20, 2005, between Quality Distribution, Inc., Quality Distribution, LLC, various subsidiaries of Quality Distribution, LLC, the lenders party thereto and Credit Suisse First Boston, as administrative agent. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 28, 2005.

4.12	Indenture, dated as of December 18, 2007, among the Issuers, the guarantors of the Notes and The Bank of New York Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.13	Registration Rights Agreement, dated as of December 18, 2007, between the Issuers, the guarantors of the Notes and the other parties thereto. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.14	Credit Agreement, dated as of December 18, 2007, by and among the Company, QD LLC, the other loan parties party thereto, the lenders party thereto from time to time, Credit Suisse, Cayman Islands Branch, as administrative agent for the lenders, General Electric Capital Corporation, as collateral agent for the lenders, and SunTrust Bank, as syndication agent. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.15	Current Asset Revolving Facility Guarantee and Collateral Agreement, dated as of December 18, 2007, by and among the Company, QD LLC, the other loan parties party thereto, Credit Suisse, Cayman Islands Branch, as current asset revolving facility administrative agent, and General Electric Capital Corporation, as current asset revolving facility collateral agent. Incorporated herein by reference to Exhibit 10.4 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.16	Fixed Asset Revolving Facility Guarantee and Collateral Agreement, dated as of December 18, 2007, by and among the Company, QD LLC, the other loan parties party thereto, Credit Suisse, Cayman Islands Branch, as fixed asset revolving facility administrative agent, and General Electric Capital Corporation, as fixed asset revolving facility collateral agent. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.17	Supplemental Indenture to the indenture governing the Issuers’ 9% senior subordinated notes due 2010, dated as of December 18, 2007, by the Issuers, the guarantors named therein, Boasso and The Bank of New York Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.6 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.18	Supplemental Indenture to the indenture governing the Issuers’ senior floating rate notes due 2012, dated as of December 18, 2007, by the Issuers, the guarantors named therein, Boasso and The Bank of New York Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.7 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

Exhibit No.	Description
10.1	Amended and Restated Shareholders’ Agreement, dated as of February 10, 1998, among MTL, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and certain shareholders of QDI. Incorporated herein by reference to Exhibit 4.13 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.2	Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated herein by reference to Exhibit No. 13 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.3	Amendment No. 1, dated as of April 2, 2002, to the Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated herein by reference to Exhibit No. 10.3 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.4	Second Amended and Restated Registration Rights Agreement, dated as of August 28, 1998, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., QDI and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 10.4 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.5	Agreement, dated as of May 30, 2002, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., QDI and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 10.5 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.6	1998 Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.1 to Quality Distribution, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 (Registration No. 333-66711).

10.7 #	Employment Agreement, dated June 3, 2004, between Quality Distribution, Inc. and Virgil T. Leslie. Incorporated herein by reference to Exhibit No. 10.1 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.

10.8 #	Employment Agreement, dated June 23, 1998, between Quality Distribution, Inc. and Dennis R. Copeland. Incorporated herein by reference to Exhibit No. 10.7 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.9	Stock Purchase Agreement dated as of August 2, 2007, by and among Quality Distribution, LLC, and each of Walter J. Boasso, Scott Leonard, Scott D. Giroir, Robert E. Showalter, an individual of the full age of majority resident in St. Bernard Parish, (v) Robert E. Showalter , in his individual capacity as trustee for The Boasso Inter Vivos Trust for each of the individuals named herein. Incorporated herein by reference to Exhibit No. 2.1 to Quality Distribution, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on November 8, 2007.

Exhibit No.	Description
10.10	Amendment to Stock Purchase Agreement, dated as of December 18, 2007, by and among QD LLC and each of Walter J. Boasso, Scott Leonard, Scott D. Giroir, Robert E. Showalter, in his individual capacity and as trustee for the Boasso Inter Vivos Trust for each of the individuals named therein. Incorporated herein by reference to Exhibit 2.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

10.11	Contribution Agreement dated May 30, 2002, between Quality Distribution, LLC and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.26 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.12	Warrant Agreement (including form of warrant certificate), dated as of May 30, 2002, between Quality Distribution, Inc. and The Bank of New York. Incorporated herein by reference to Exhibit 10.32 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 24, 2003 (Registration No. 333-108344).

10.13 #	Form of Stock Option Agreement Under Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.34 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.14 #	Form of Restricted Award Agreement Under Restricted Stock Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.36 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.15 #	Employment Agreement dated August 3, 2004 between Quality Distribution, Inc. and Robert J. Millstone. Incorporated by reference to Exhibit 10.27 to Quality Distribution, LLC’s Amendment No. 3 to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 21, 2004 (Registration No. 333-114485).

10.16 #	Employment Agreement dated November 3, 2004 between Quality Distribution, Inc. and Gary Enzor. Incorporated herein by reference to Exhibit 99.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 8, 2004.

10.17 #	Employment Agreement dated November 4, 2004 between Quality Distribution, Inc. and Timothy Page. Incorporated herein by reference to Exhibit 99.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 8, 2004.

10.18 #	Summary of the terms of the Quality Distribution, Inc. 2005 Compensation Bonus Plan. Incorporated herein by reference to Exhibit 99.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 7, 2005.

10.19 #	Quality Distribution, Inc. Deferred Compensation Plan dated as of January 1, 2001. Incorporated herein by reference to Exhibit 10.33 to Quality Distribution, Inc’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 3, 2005.

10.20 #	Quality Distribution, Inc. Deferred Compensation Plan dated as of January 1, 2001. Incorporated herein by reference to Exhibit 10.34 to Quality Distribution, Inc’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 3, 2005.

10.21 #	Quality Distribution, Inc. 2003 Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 13, 2005.

Exhibit No.	Description
10.22 #	Quality Distribution, Inc. 2003 Restricted Stock Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 13, 2005.

10.23 #	Form of Form of Non Qualified Stock Option Agreement. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 6, 2005.

10.24 #	Employment agreement dated June 5, 2005 between Quality Distribution, Inc. and Gerald L. Detter. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 6, 2005.

10.25 #	2005 Stock Unit Grant Agreement, dated as of June 5, 2005 between Quality Distribution, Inc. and Gerald L. Detter. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 6, 2005.

18.1 *	Preferability Letter of PricewaterhouseCoopers, LLP

21.1 *	Subsidiaries of the Registrant.

23 *	Consent of PricewaterhouseCoopers, LLP

24 *	Powers of Attorney

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13(a) – 14(a).

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Document is filed with this Form 10-K
#	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b)