Form 10-Q
period 2008-03-31
QUALITY DISTRIBUTION INC
filed 2008-05-09
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of May 1, 2008, the registrant had 19,252,689 outstanding shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited — in 000’s, Except Per Share Amounts)

	Three months ended March 31,
	2008	2007
OPERATING REVENUES:
Transportation	$149,259	$142,073
Other service revenue	26,745	16,968
Fuel surcharge	32,497	19,054

Total operating revenues	208,501	178,095

OPERATING EXPENSES:
Purchased transportation	119,972	115,947
Compensation	28,604	19,669
Fuel, supplies and maintenance	30,133	16,124
Depreciation and amortization	4,896	4,175
Selling and administrative	9,248	6,466
Insurance claims	5,562	6,638
Taxes and licenses	1,217	781
Communication and utilities	3,616	2,632
(Gain) loss on disposal of property and equipment	(544)	209

Total operating expenses	202,704	172,641

Operating income	5,797	5,454
Interest expense	(9,151)	(7,677)
Interest income	117	199
Other expense	(10)	(37)

Loss before income taxes	(3,247)	(2,061)
Benefit from income taxes	(1,328)	(1,888)

Net loss	$(1,919)	$(173)

PER SHARE DATA:
Net loss per common share
Basic	$(0.10)	$(0.01)

Diluted	$(0.10)	$(0.01)

Weighted-average number of shares
Basic	19,064	19,348

Diluted	19,064	19,348

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In 000’s)

Unaudited

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,695	$9,711
Accounts receivable, net	105,952	99,081
Prepaid expenses	11,502	8,150
Deferred tax asset, net	20,483	20,483
Other	6,532	6,258

Total current assets	147,164	143,683
Property and equipment, net	127,231	121,992
Goodwill	172,790	173,575
Intangibles, net	23,932	24,167
Non-current deferred tax asset, net	17,385	16,203
Other assets	13,356	14,356

Total assets	$501,858	$493,976

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of indebtedness	$1,895	$413
Current maturities of capital lease obligations	1,564	1,451
Accounts payable	16,604	17,428
Affiliates and independent owner-operators payable	17,568	12,597
Accrued expenses	30,167	25,957
Environmental liabilities	4,093	4,751
Accrued loss and damage claims	11,136	13,438
Income tax payable	—	555

Total current liabilities	83,027	76,590

Long-term indebtedness, less current maturities	348,156	343,575
Capital lease obligations, less current maturities	3,747	3,832
Environmental liabilities	6,418	6,418
Accrued loss and damage claims	16,657	18,474
Other non-current liabilities	16,116	15,954

Total liabilities	474,121	464,843

Commitments and contingencies - Note 8
Minority interest in subsidiary	1,833	1,833

SHAREHOLDERS’ EQUITY
Common stock, no par value; 29,000 shares authorized; 19,410 issued and 19,253 oustanding at March 31, 2008 and 19,334 issued and 19,176 outstanding at December 31, 2007, respectively	362,039	361,617
Treasury stock, 158 shares at March 31, 2008 and December 31, 2007, respectively	(1,564)	(1,564)
Accumulated deficit	(128,065)	(126,146)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(16,647)	(16,748)
Stock subscriptions receivable	(270)	(270)

Total shareholders’ equity	25,904	27,300

Total liabilities, minority interest and shareholders’ equity	$501,858	$493,976

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity/(Deficit)

For the Three Months Ended March 31, 2008 and 2007

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Stock Subscription Receivables	Total Shareholders’ Equity/ (Deficit)
Balance, December 31, 2006	19,210	(172)	$359,995	$(1,527)	$(118,255)	$(189,589)	$(18,531)	$21	$(340)	$31,774

Net loss	—	—	—	—	(173)	—	—	—	—	(173)
Issuance of restricted stock		11	(25)	25	—	—	—	—	—	—
Forfeiture of restricted stock	—	(1)	(6)	(6)	6	—	—	—	—	(6)
Amortization of restricted stock	—	—	70	—	—	—	—	—	—	70
Amortization of stock units	—	—	8	—	—	—	—	—	—	8
Amortization of non-employee options	—	—	31	—	—	—	—	—	—	31
Amortization of stock options	—	—	298	—	—	—	—	—	—	298
Stock warrant exercise	79	—	21	—	—	—	—	(21)	—	—
FIN 48 Adjustment	—	—	—	—	(328)	—	—	—	—	(328)
Translation adjustment, net of a deferred tax provision of nil	—	—	—	—	—	—	(4)	—	—	(4)
Balance, March 31, 2007	19,289	(162)	$360,392	$(1,508)	$(118,750)	$(189,589)	$(18,535)	$—	$(340)	$31,670

Balance, December 31, 2007	19,334	(158)	$361,617	$(1,564)	$(126,146)	$(189,589)	$(16,748)	$—	$(270)	$27,300

Net loss	—	—	—	—	(1,919)	—	—	—	—	(1,919)
Issuance of restricted stock	76	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	110	—	—	—	—	—	—	110
Amortization of non-employee options	—	—	31	—	—	—	—	—	—	31
Amortization of stock options	—	—	281	—	—	—	—	—	—	281
Amortization of prior service costs, net of a tax provision of nil	—	—	—	—	—	—	18	—	—	18
Translation adjustment, net of a tax provision of nil	—	—	—	—	—	—	83	—	—	83

Balance, March 31, 2008	19,410	(158)	$362,039	$(1,564)	$(128,065)	$(189,589)	$(16,647)	$—	$(270)	$25,904

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited — In 000’s)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,919)	$(173)
Adjustments to reconcile to net cash and cash equivalents used in operating activities:
Deferred income tax benefit	(1,182)	(1,764)
Depreciation and amortization	4,896	4,175
Bad debt expense	132	263
(Gain) loss on disposal of property and equipment	(544)	209
Stock based compensation	422	401
Amortization of deferred financing costs	726	450
Amortization of bond discount	275	60
Minority dividends	36	36
Changes in assets and liabilities:
Accounts and other receivables	(5,573)	(7,265)
Prepaid expenses	(3,352)	(4,686)
Other assets	477	508
Accounts payable	(1,043)	(2,780)
Accrued expenses	4,214	2,717
Environmental liabilities	(658)	8
Accrued loss and damage claims	(4,119)	2,126
Affiliates and independent owner-operators payable	4,971	4,024
Other liabilities	(39)	1,238
Current income taxes	(625)	—

Net cash used in operating activities	(2,905)	(453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,306)	(2,421)
Acquisition of businesses and assets	(1,319)	—
Proceeds from sales of property and equipment	2,534	616

Net cash used in investing activities	(4,091)	(1,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,049	—
Principal payments on long-term debt	(540)	(350)
Principal payments on capital lease obligations	(354)	(300)
Proceeds from revolver	28,900	—
Payments on revolver	(28,830)	—
Payments on acquisition notes	(224)	—
Deferred financing costs	(187)	—
Change in book overdraft	212	162
Minority dividends	(36)	(36)

Net cash used in financing activities	(10)	(524)

Effect of exchange rate changes on cash	(10)	15

Net decrease in cash and cash equivalents	(7,016)	(2,767)
Cash and cash equivalents, beginning of period	9,711	6,841

Cash and cash equivalents, end of period	$2,695	$4,074

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$4,764	$4,357

Income Taxes	171	441

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

In this quarterly report, unless the context otherwise requires or indicates, (i) the terms the “Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) the term “QD Capital” refers to our wholly owned subsidiary, QD Capital Corporation, a Delaware corporation and (iv) the term “Boasso” refers to our wholly owned subsidiary, Boasso America Corporation, a Louisiana corporation.

We are primarily engaged in truckload transportation of bulk chemicals and also engaged in ISO tank container transportation and depot services, tank wash facility services, logistics and other value-added services. We conduct a significant portion of our business through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into various term contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from us. Owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with owner-operators may be terminated by either party on short notice. We charge affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are normally paid a percentage of the revenues generated for each load hauled.

Our accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2007, including the consolidated financial statements and accompanying notes. Certain prior-period amounts have been reclassified to conform to the current year’s presentation.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Adoption of Statement of Financial Accounting Standards No. 157 and No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. On January 1, 2008, we adopted the provisions of SFAS 159 and did not elect the fair value option to measure certain financial instruments.

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We have elected this one-year deferral and thus will not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until our fiscal year beginning January 1, 2009. The FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.

SFAS 157 enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

We have approximately $0.1 million of cash equivalents for which the fair value is based on quoted prices in active markets for identical assets (Level 1).

We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142 and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.

Acquisition of Business Assets

Acquisition of Boasso America Corporation

On December 18, 2007, we acquired 100% of the stock of Boasso. The results of Boasso have been included in our results since the date of acquisition.

The purchase price of Boasso was initially allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition. In April 2008, pursuant to the stock purchase agreement, and based on an evaluation of the net working capital as of the date of acquisition, approximately $1.3 million was refunded to us. The allocation of the purchase price is as follows (in thousands):

Working capital, net of cash	$8,312
Property and equipment	7,209
Other long-term assets	81
Non-compete agreements	400
Customer related intangibles	11,900
Tradename	9,800
Long-term debt and capital lease obligations	(4,512)
Deferred tax liabilities	(9,435)
Goodwill	29,983

$53,738

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The customer-related intangible assets relate to acquired customer relationships, and are being amortized over a twelve year weighted-average useful life on a straight-line basis. The tradename has an indefinite useful life. The allocation of the purchase price to the assets acquired and liabilities assumed may be subject to further adjustment. The goodwill acquired in this acquisition is not tax deductible.

Other Acquisitions

During 2008, we purchased two transportation companies for $1.7 million, in the aggregate, of which $1.3 million was paid in cash at closing and the remaining $0.4 million is payable over future periods. Of the total $1.7 million, we allocated $1.0 million to property and equipment, $0.5 million to goodwill, and $0.2 million to other intangible assets such as non-compete agreements.

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

Our goodwill assets as of March 31, 2008 and December 31, 2007, were $172.8 million and $173.6 million, respectively. In 2008, goodwill increased $0.5 million in the first quarter due to the acquisition of two businesses offset by a decrease of $1.3 million related to a purchase price adjustment based upon net working capital as of the date of the acquisition of Boasso. In 2007, goodwill increased $30.0 million from the acquisition of Boasso and $3.3 million from the purchase of eight other businesses in 2007.

Intangible Assets

Intangible assets at March 31, 2008 were as follows:

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename	$9,800	$—	$9,800	Indefinite
Customer relationships	11,998	(294)	11,704	12
Non-compete agreements	3,010	(582)	2,428	3 – 5

	$24,808	$(876)	$23,932

Intangible assets at December 31, 2007 were as follows:

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename	$9,800	$—	$9,800	Indefinite
Customer relationships	11,998	(13)	11,985	12
Non-compete agreements	2,825	(443)	2,382	3 – 5

	$24,623	$(456)	$24,167

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Amortization expense for the three months ended March 31, 2008 and 2007 was $0.4 million and $0.1 million, respectively. Remaining intangible assets will be amortized to expense as follows (in thousands):

2008 remaining	$1,276
2009	1,655
2010	1,606
2011	1,430
2012 and after	8,165

Total	$14,132

2. Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2008	2007
Net loss	$(1,919)	$(173)
Other comprehensive income (loss):
Amortization of prior service costs	18	—
Foreign currency translation adjustments	83	(4)

Comprehensive loss	$(1,818)	$(177)

3. Loss Per Share

A reconciliation of the numerators and denominators of the basic and diluted loss per share computations follows (in thousands except per share amounts):

	Three months ended
	March 31, 2008			March 31, 2007
	Net loss (numerator)	Shares (denominator)	Per-share amount	Net loss (numerator)	Shares (denominator)	Per-share amount
Basic loss available to common shareholders:
Net loss	$(1,919)	19,064	$(0.10)	$(173)	19,348	$(0.01)
Diluted loss available to common shareholders:
Net loss	$(1,919)	19,064	$(0.10)	$(173)	19,348	$(0.01)

There is no effect of our stock options and restricted stock in the computation of diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively due to a net loss in both quarters.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2008	2007
Stock options	3,013	1,877
Unvested restricted stock	188	66
Stock units	—	5

4. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares, and stock units may be granted to employees, non-employee directors, consultants and advisors. As of March 31, 2008, we have three stock-based compensation plans.

We recognize expense for stock-based compensation based upon estimated grant date fair value. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the awards’ vesting term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within “Compensation” on the Consolidated Statement of Operations. None of the stock-based compensation was capitalized during 2008.

The fair value of options granted during the first three months of 2008 and 2007 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2008, expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following assumptions:

	2008	2007
Risk free rate	3.28%	4.65%
Expected life	5 years	5 years
Volatility	66.5%	68.5%
Expected dividend	nil	nil

We issued options for 227,000 shares to various employees with an exercise price of $4.50 on January 2, 2008. The exercise price of the options was based on the fair market value of our stock at the date of the grant. The total compensation expense that will be recognized over four years for these options (net of estimated shares forfeited) is approximately $0.3 million. We also issued 73,326 shares of restricted stock on January 2, 2008 to certain directors as part of their annual compensation package. We will recognize approximately $0.3 million as compensation expense over four years for these restricted shares (net of estimated shares forfeited).

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The following table summarizes stock-based compensation expense (in thousands):

	Three months ended March 31,
	2008	2007
Stock options	$281	$329
Restricted stock, net	141	64
Stock units	—	8

	$422	$401

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of March 31, 2008 (in thousands):

	In $	Remaining years
Stock options	$2,670	4
Restricted stock, net	1,186	4

	$3,856

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. No options were exercised during the three months ended March 31, 2008.

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

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Service cost	$54	$65
Interest cost	682	672
Amortization of prior service cost	23	—
Amortization of loss	88	110
Expected return on plan assets	(800)	(807)

Net periodic pension cost	$47	$40

We have not contributed to our pension plans during the three months ended March 31, 2008, but we expect to contribute $0.9 million during the remainder of 2008.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

6. Segment Reporting

Reportable Segments

Prior to 2008, we reported our financial information as a single segment. Beginning with the quarter ended March 31, 2008, we have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Trucking, which consists of truckload transportation of bulk chemicals; and

•	Container Services, specifically International Organization for Standardization, or ISO tank container transportation and depot services.

Due to the acquisition of Boasso in December 2007, we further enhanced our scope of services in the ISO tank container transportation and depot services market so that management now evaluates isolated revenues associated with these services and with trucking.

Segment revenues and operating income include the allocation of fuel surcharge. The operating income reported in our segments excludes amounts reported in Other operating income, such as corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization, corporate overhead expense and stock-based compensation expense. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. Included in Other revenue are revenues from our tank wash services and other value-added services. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment data and a reconciliation to loss before income taxes are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Operating revenues:
Trucking	$167,628	$161,118
Container Services	21,883	2,101
Other revenue	18,990	14,876

Total	208,501	178,095

Operating income
Trucking	6,278	8,160
Container Services	2,503	351
Other operating income	1,368	1,327

Total segment operating income	10,149	9,838
Depreciation and amortization expense	4,896	4,175
Other (income) expense	(544)	209

Total	5,797	5,454

Interest expense	9,151	7,677
Interest income	(117)	(199)
Other (income) expense	10	37

Loss before income taxes	$(3,247)	$(2,061)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31, 2008
	U. S.	International	Consolidated
Total operating revenues	$194,922	$13,579	$208,501

Operating income	4,196	1,601	5,797

	As of March 31, 2008
Identifiable assets (1)	$144,070	$7,093	$151,163

	Three Months Ended March 31, 2007
	U. S.	International	Consolidated
Total operating revenues	$165,138	$12,957	$178,095

Operating income	3,586	1,868	5,454

	As of December 31, 2007
Identifiable assets (1)	$138,827	$7,332	$146,159

(1)	Includes property and equipment, assets held-for-sale and intangible assets.

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

At December 31, 2007, we had approximately $3.2 million of total gross unrecognized tax benefits. Of this total, $2.2 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in any future periods. Included in the balance of gross unrecognized tax benefits at December 31, 2007, is $0.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of statue of limitations. For the three months ended March 31, 2008, there was no material change in our unrecognized tax benefits. Our total gross unrecognized tax benefit at March 31, 2008 is $3.2 million.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $1.3 million (net of federal tax benefit) accrued for interest and $0.5 million accrued for penalties at December 31, 2007. Total amount accrued for interest and penalties at March 31, 2008 is $1.9 million.

We are subject to the income tax jurisdiction of the U.S., Canada, and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2005, to international examinations for years before 2003 and with few exceptions, to state exams before 2004.

The effective tax rates for the three months ended March 31, 2008 and 2007 were approximately 40.9% and 42.7% (exclusive of the $1.0 million tax benefit related to deferred tax asset discussed further below), respectively. The effective tax rates for the three months ended March 31, 2008 and 2007 represented a benefit. Additionally, the income tax benefit for the three months ended March 31, 2007 includes the recognition of a previously unrecognized $1.0 million deferred tax asset related to prior periods. We believe this item was not material to any of the prior periods affected nor material to our 2007 results. We expect our effective annual income tax rate for the year ended December 31, 2008 to range from approximately 39% to 44%.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation are necessarily imprecise due to such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under applicable statutes. As of March 31, 2008 and December 31, 2007, we had reserves in the amount of $10.5 million and $11.2 million, respectively, for all environmental matters discussed below.

The balances presented include both long term and current environmental reserves. We expect these environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified on the Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party (“PRP”) under CERCLA and similar state laws at approximately 28 sites. At 17 of these sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. For example, we have been notified of potential liabilities involving the Lower Passaic River Study Area in New Jersey and two Quanta Resources sites in New York. We will be participating in the initial studies of these sites to determine site remediation objectives, goals and technologies. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase at the three sites. Of the 17 sites, we have explicitly denied any liability for three sites and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated future expenditures for these off-site multi-party environmental matters, to be in the range of $1.7 million to $3.8 million.

We and our predecessors have also been named in three civil actions related to property contamination. One of these matters has been settled, subject to a $25,000 payment. The second matter involves plaintiffs seeking contribution for

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

remediation at an offsite chemical distribution and re-packaging facility and the third matter involves claims for the remediation of and diminution in value of privately owned property near the Omega Chemical Superfund Site. However, we have sought and obtained defense and indemnification from the PRP Group in accordance with a previous de-minimis settlement agreement with the Omega PRP Group.

At eight sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Six of these projects relate to operations conducted by Chemical Leaman Corporation and its subsidiaries (“CLC”) prior to our acquisition of and merger with CLC in 1998. These six sites are: Bridgeport, New Jersey; William Dick, Pennsylvania; Charleston, West Virginia; Tonawanda, New York; Scary Creek, West Virginia; and East Rutherford, New Jersey. Each of these sites is discussed in more detail below. The remaining two investigations and potential remediation were triggered by the New Jersey Industrial Site Remediation Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. In addition to these eight sites, the current owner of one of our leased tank wash sites has agreed to take responsibility for complying with the investigation and remediation required by ISRA, and is currently investigating the site. We have estimated future expenditures for these eight properties to be in the range of $8.8 million to $16.7 million.

Bridgeport, New Jersey

QDI is required under the terms of two federal consent decrees to perform remediation at this operating truck terminal and tank wash site. CLC entered into consent orders with the U.S. Environmental Protection Agency (“USEPA”) in May 1991 for the treatment of groundwater (operable unit one or “OU1”) and October 1998 for the removal of contamination in the wetlands (“OU3”). In addition, we were required to assess the removal of contaminated soils (“OU2”).

In connection with OU1, USEPA originally required us to construct a large treatment plant with discharge via a two mile pipeline to the Delaware River watershed with construction to be completed by the end of 2001. We have negotiated an alternative remedy with USEPA which would call for a significantly smaller treatment facility, in place treatment of groundwater contamination via in-situ treatment and a local discharge. The treatment facility has been approved and construction was completed in early 2007. The plant is going through the start-up phase. USEPA has also approved an OU3 remedy for approximately 2.5 acres of affected wetland. This reflects a reduction from an approximate seven acre area that had been under negotiation. Site mobilization for the OU3 work took place in late May 2004 but was delayed due to weather-related issues. Field work was re-started in May 2005 and has been completed. Monitoring of the restoration work is on-going. Additional contamination has been remediated with localized restoration to be completed shortly. In regard to OU2, USEPA is now in the process of finalizing a Feasibility Study for the limited areas that show contamination and warrant additional investigation or work. USEPA also wants to include in OU2 the in-situ treatment previously described as part of OU1. The environmental projections for OU1 and OU2 have been changed to reflect the reallocation of the in-situ costs to OU2 and the proposed contract amount for the OU1 work. We have estimated expenditures to be in the range of $4.8 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (“PADEP”) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents (“OU1”), treat contaminated groundwater (“OU2”), and perform remediation of contaminated soils (“OU3”) at this former wastewater disposal site. OU1 is complete. With respect to OU2, PADEP and USEPA have approved an interim remedy, which involves the construction of a treatment facility and discharge locally. We began construction of this facility in November 2006 and the work was completed in the fourth quarter 2007. The plant is going through the start-up phase. Based on recent data showing reduction in site groundwater contamination due to natural attenuation and the more extensive handling and removal of contaminated soils, we believe that the groundwater project can be completed over the five-year term of this interim remedy. The agencies have approved an OU3 remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (“SVE”). The OU3 remedy expanded in April 2004 to off-site shipment of contaminated soils because these soils were found to be incompatible with the thermal treatment unit, which started full-scale operation in May 2004. In 2004, we also discovered buried drums and associated contaminated material and soils, which required off-site disposal. In the third quarter of 2004, we determined that a latex liner waste material was present in the third pond, which needed to be excavated and removed for disposal offsite. This work was completed in early 2005. We also determined that the soils in pond three needed to be excavated to determine if they will be suitable for the originally planned SVE treatment. We excavated the pond’s soils into three discrete piles and determined the best approach to treat

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

these soil piles. It was determined that most of the soil piles could be treated on site using SVE as originally planned. However, some modifications to the design had to be made in order to treat a limited number of soil piles. The SVE work began in 2006 and was completed in September 2007. Site sampling has been conducted to determine if soil clean-up objectives have been achieved. A report of findings will be transmitted to USEPA by May 2008. We have estimated expenditures to be in the range of $1.4 million to $3.4 million.

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

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation on June 22, 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. We have completed a remedial investigation and a feasibility study with the expectation that we will conduct a remedy that may include in-situ treatment, limited soil removal and monitored natural attenuation of the groundwater. The site will be in Remedial Design phase starting April 2008.

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

In addition, we received a letter from California regulatory agency in February 2008 concerning the status of a former tank wash on leased property in Hayward. At this time, our liability, if any, can not be reasonably estimated.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

9. Subsequent Events

On April 14, 2008, we announced a plan to reduce our workforce. Most of the reductions occurred at the Company’s Tampa, Florida headquarters, where approximately 17% of the positions were eliminated. The reductions were substantially implemented by April 15, 2008. We eliminated approximately sixty positions with a projected payroll related cost in 2008 in excess of $5 million. In conjunction with this action, we expect to record a total pre-tax charge in the quarter ended June 30, 2008 of approximately $1.8 million, all for one-time termination benefits, the majority of which relates to cash expenditures.

10. Guarantor Subsidiaries

The 9% Senior Subordinated Notes due 2010 and the Senior Floating Rate Notes due 2012 issued by QD LLC and QD Capital are unconditionally guaranteed on a senior subordinated basis pursuant to guarantees by all of our direct and indirect domestic subsidiaries, and by QDI. Each of our direct and indirect subsidiaries, including QD LLC, is 100% owned. All non-domestic subsidiaries including Levy Transport, Ltd. are non-guarantor subsidiaries. QD Capital has no material assets or operations.

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital (which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at March 31, 2008 and December 31, 2007 and condensed consolidating statements of operations for the three-month periods ended March 31, 2008 and 2007 and the condensed consolidating statements of cash flows for each of the three-month periods ended March 31, 2008 and 2007.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended March 31, 2008

Unaudited – (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$149,259	$—	$—	$149,259
Other service revenue	—	—	26,582	163	—	26,745
Fuel surcharge	—	—	32,497	—	—	32,497

Total operating revenues	—	—	208,338	163	—	208,501

Operating expenses:
Purchased transportation	—	—	119,972	—	—	119,972
Compensation	—	—	28,604	—	—	28,604
Fuel, supplies and maintenance	—	—	30,133	—	—	30,133
Depreciation and amortization	—	—	4,918	(22)	—	4,896
Selling and administrative	—	—	9,229	19		9,248
Insurance claims	—	—	5,551	11	—	5,562
Taxes and Licenses	—	—	1,216	1	—	1,217
Communication and utilities	—	—	3,616	—	—	3,616
(Gain)/loss on disposal of property and equipment	—	—	(544)	—	—	(544)

Operating income (loss)	—	—	5,643	154	—	5,797

Interest (income) expense, non-related party, net	(23)	8,628	452	(23)	—	9,034
Interest expense (income), related party, net	—	(1,565)	1,695	(130)	—	—
Other expense (income)	—	—	62	(52)	—	10

Income (loss) before taxes	23	(7,063)	3,434	359	—	(3,247)
Income tax (benefit) provision	—	—	(1,404)	76	—	(1,328)
Equity in (loss) earnings of subsidiaries	(1,942)	5,121	—	—	(3,179)	—

Net (loss) income	$(1,919)	$(1,942)	$4,838	$283	$(3,179)	$(1,919)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended March 31, 2007

Unaudited – (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$142,073	$—	$—	$142,073
Other service revenue	—	—	16,736	232	—	16,968
Fuel surcharge	—	—	19,054	—	—	19,054

Total operating revenues	—	—	177,863	232	—	178,095

Operating expenses:
Purchased transportation	—	—	115,947	—	—	115,947
Compensation	—	—	19,669	—	—	19,669
Fuel, supplies and maintenance	—	—	16,124	—	—	16,124
Depreciation and amortization	—	—	4,002	173	—	4,175
Selling and administrative	—	—	6,429	37	—	6,466
Insurance claims	—	—	6,627	11	—	6,638
Taxes and Licenses	—	—	781	—	—	781
Communication and utilities	—	—	2,632	—	—	2,632
Loss on disposal of property and equipment	—	—	209	—	—	209

Operating income	—	—	5,443	11	—	5,454
Interest expense	—	(7,355)	(441)	—	119	(7,677)
Interest income	5	—	178	135	(119)	199
Other expense	—	—	(29)	(8)	—	(37)

Income (loss) before taxes	5	(7,355)	5,151	138	—	(2,061)
Income tax (benefit) provision	(1,007)		(941)	60	—	(1,888)
Equity in (loss) earnings of subsidiaries	(1,185)	6,248	—	—	(5,063)	—

Net (loss) income	$(173)	$(1,107)	$6,092	$78	$(5,063)	$(173)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Balance Sheet

March 31, 2008

Unaudited – (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$234	$2,461		$2,695
Accounts receivable, net	87	—	105,785	80		105,952
Prepaid expenses	—	71	11,412	19		11,502
Deferred taxes asset, net	—	—	20,483	—		20,483
Other	6	—	6,946	(420)		6,532

Total current assets	93	71	144,860	2,140	—	147,164

Property and equipment, net	—	—	127,231	—		127,231
Goodwill	—	—	172,790	—		172,790
Intangibles, net	—	—	23,932	—		23,932
Investment in Subsidiaries	24,229	653,956	21,234	—	(699,419)	—
Non-current deferred tax assets, net	1,007	—	16,378			17,385
Other assets	—	11,384	1,972	—		13,356

Total assets	$25,329	$665,411	$508,397	$2,140	$(699,419)	$501,858

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of indebtedness	—	—	1,895	—		1,895
Current maturities of capital lease obligations	—	—	1,564	—		1,564
Accounts payable	—	—	16,561	43		16,604
Intercompany	(575)	295,966	(264,980)	(5,259)	(25,152)	—
Affiliates and independent owner-operators payable	—	—	17,568			17,568
Accrued expenses	—	7,055	23,016	96		30,167
Environmental liabilities	—	—	4,093	—		4,093
Accrued loss and damage claims	—	—	11,136	—		11,136

Total current liabilities	(575)	303,021	(189,147)	(5,120)	(25,152)	83,027

Long-term indebtedness, less current maturities	—	342,529	5,627	—		348,156
Long-term capital leases, less current maturities	—	—	3,747			3,747
Environmental liabilities	—	—	6,418			6,418
Accrued loss and damage claims	—	—	16,657			16,657
Other non-current liabilities	—	—	15,473	643		16,116

Total liabilities	(575)	645,550	(141,225)	(4,477)	(25,152)	474,121

Minority interest in subsidiary	—	—	1,833	—		1,833

Shareholders’ equity
Common Stock	362,039	354,963	493,866	7,629	(856,458)	362,039
Treasury stock	(1,564)	—	—	—	—	(1,564)
Accumulated deficit	(128,065)	(129,541)	169,389	(451)	(39,397)	(128,065)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(16,647)	(15,972)	(15,466)	(506)	31,944	(16,647)
Stock subscriptions receivable	(270)	—	—	—		(270)

Total shareholders’ equity	25,904	19,861	647,789	6,617	(674,267)	25,904

Total liabilities, minority interest and shareholders’ equity	$25,329	$665,411	$508,397	$2,140	$(699,419)	$501,858

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Balance Sheet

December 31, 2007

Unaudited – (In 000’s)

Quality Distribution, Inc

Guarantor/Non-Guarantor Subsidiaries

For the Twelve Months Ending December 31, 2007

Balance Sheet

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$7,339	$2,372		$9,711
Accounts receivable, net	64	—	98,916	101		99,081
Prepaid expenses	—	96	8,024	30		8,150
Deferred taxes asset	—	—	20,483	—		20,483
Other	6	—	6,248	4		6,258

Total current assets	70	96	141,010	2,507	—	143,683
Property and equipment, net	—	—	122,014	(22)		121,992
Goodwill	—	—	173,575	—		173,575
Intangibles	—	—	24,167	—		24,167
Investment in subsidiaries	26,148	648,835	21,234	—	(696,217)	—
Non-current deferred tax	1,007	—	15,196			16,203
Other assets	—	11,923	2,433	—		14,356

	$27,225	$660,854	$499,629	$2,485	$(696,217)	$493,976

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of indebtedness	—	—	413	—		413
Current maturities of capital leases	—	—	1,451	—		1,451
Accounts payable	—	—	17,385	43		17,428
Intercompany	(75)	288,656	(262,349)	(4,998)	(21,234)	—
Affiliates and independent owner-operators payable	—	—	12,597			12,597
Accrued expenses	—	3,866	21,994	97		25,957
Environmental liabilities	—	—	4,751	—		4,751
Accrued loss and damage claims	—	—	13,438	—		13,438
Income taxes payable	—	—	90	465		555

Total current liabilities	(75)	292,522	(190,230)	(4,393)	(21,234)	76,590
Long-term indebtedness, less current maturities	—	342,184	764	627		343,575
Long-term capital leases, less current maturities	—	—	3,832			3,832
Environmental liabilities	—	—	6,418			6,418
Accrued loss and damage claims	—	—	18,474			18,474
Other non-current liabilities	—	—	15,954			15,954

Total liabilities	(75)	634,706	(144,788)	(3,766)	(21,234)	464,843
Minority interest in subsidiaries	—	—	1,833	—		1,833

Shareholders’ equity (deficit):
Common Stock	361,617	354,963	493,866	7,629	(856,458)	361,617
Treasury stock	(1,564)	—	—	—	—	(1,564)
Accumulated deficit (retained earnings)	(126,146)	(122,478)	164,551	(408)	(41,665)	(126,146)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive income	(16,748)	(16,748)	(15,833)	(915)	33,496	(16,748)
Stock subscription receivable	(270)	—	—	—		(270)

Total shareholders’ equity (deficit)	27,300	26,148	642,584	6,251	(674,983)	27,300

Total liabilities, minority interest and shareholders’ equity (deficit)	$27,225	$660,854	$499,629	$2,485	$(696,217)	$493,976

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2008

Unaudited – (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,919)	$(1,942)	$4,838	$283	$(3,179)	$(1,919)
Adjustments for non-cash charges	1,919	(528)	343	(152)	3,179	4,761
Net changes in assets and liabilities	(23)	3,753	(10,017)	540	—	(5,747)
Intercompany activity	23	(1,283)	1,820	(560)	—	—

Net cash (used in) provided by operating activities	—	—	(3,016)	111	—	(2,905)

Cash flows from investing activities:
Capital expenditures	—	—	(5,306)	—	—	(5,306)
Acquisition of businesses and assets	—	—	(1,319)	—	—	(1,319)
Proceeds from sales of property and equipment	—	—	2,556	(22)	—	2,534

Net cash (used in) provided by investing activities	—	—	(4,069)	(22)	—	(4,091)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	—	1,049	—	—	1,049
Principal payments of long-term debt and capital lease obligations	—	—	(894)	—	—	(894)
Proceeds from revolver	—	28,900	—	—	—	28,900
Payments on revolver	—	(28,830)	—	—	—	(28,830)
Deferred financing fees	—	(187)	—	—	—	(187)
Other	—	(36)	(12)	—	—	(48)
Intercompany activity	—	153	(153)	—	—	—

Net cash (used in) provided by financing activities	—	—	(10)	—	—	(10)

Effect of exchange rate changes on cash	—	—	(10)	—	—	(10)

Net (decrease) increase in cash and cash equivalents	—	—	(7,105)	89	—	(7,016)
Cash and cash equivalents, beginning of period	—	—	7,339	2,372	—	9,711

Cash and cash equivalents, end of period	$—	$—	$234	$2,461	$—	$2,695

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2007

Unaudited – (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(173)	$(1,107)	$6,092	$78	$(5,063)	$(173)
Adjustments for non-cash charges	173	(6,720)	5,141	173	5,063	3,830
Net changes in assets and liabilities	—	3,749	(7,843)	(16)	—	(4,110)
Intercompany activity	—	4,078	(4,052)	(26)	—	—

Net cash (used in) provided by operating activities	—	—	(662)	209	—	(453)

Cash flows from investing activities:
Capital expenditures	—	—	(2,421)	—	—	(2,421)
Proceeds from sales of property and equipment	—	—	616	—	—	616

Net cash used in investing activities	—	—	(1,805)	—	—	(1,805)

Cash flows from financing activities:
Principal payments of long-term debt	—	(350)	—	—	—	(350)
Principal payments of capital lease obligations	—	—	(300)	—	—	(300)
Other	—	—	126	—	—	126
Intercompany activity	—	350	(350)	—	—	—

Net cash used in financing activities	—	—	(524)	—	—	(524)
Effect of exchange rate changes on cash	—	—	15	—	—	15
Net (decrease) increase in cash and cash equivalents	—	—	(2,976)	209	—	(2,767)

Cash and cash equivalents, beginning of period	—	—	5,386	1,455	—	6,841

Cash and cash equivalents, end of period	$—	$—	$2,410	$1,664	$—	$4,074

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

Overview

We operate the largest for-hire chemical bulk tank truck network in North America based on bulk service revenues, and we believe we have more than twice the revenues of our closest competitor in our primary chemical bulk transport market in the U.S. The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (which includes plastics) and bulk dry and liquid food-grade products. We are primarily engaged in truckload transportation of bulk chemicals and also engaged in ISO tank container transportation and depot services, tank wash facility services, logistics and other value-added services. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including Dow Chemical, Procter & Gamble, DuPont and PPG Industries, and we provide services to most of the top 100 chemical producers with U.S. operations.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Acquisitions

In December 2007, we acquired all of the outstanding capital stock of Boasso America Corporation (“Boasso”) for an aggregate purchase price of (i) $58.8 million in cash less the outstanding long-term indebtedness of Boasso, subject to a working capital adjustment, and (ii) a $2.5 million 7% promissory note with a two-year maturity for the benefit of Boasso’s principal stockholder, Walter J. Boasso (the “Boasso Note”) excluding fees and direct costs. In April 2008, approximately $1.3 million was refunded to us pursuant to a working capital adjustment, as provided for in the stock purchase agreement.

During 2008, we purchased two transportation companies for $1.7 million, in the aggregate, of which $1.3 million was paid in cash at closing and the remaining $0.4 million is payable over future periods. Of the total $1.7 million, we allocated $1.0 million to property and equipment, $0.5 million to goodwill, and $0.2 million to other intangible assets such as non-compete agreements.

Subsequent Reduction in Force

On April 14, 2008, we announced a plan to reduce our workforce. Most of the reductions occurred at our Tampa, Florida headquarters, where approximately 17% of the positions were eliminated. The reductions were substantially implemented by April 15, 2008. We eliminated approximately sixty positions, with a projected payroll related cost in 2008 in excess of $5.0 million. In conjunction with this action, we expect to record a total pre-tax charge in the quarter ended June 30, 2008 of approximately $1.8 million, all for one-time termination benefits, the majority of which relates to cash expenditures.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. We believe the following are the more critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual future experience may differ from these estimates.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. This analysis requires us to make significant estimates and assumptions in projecting future cash flows, and changes in facts and circumstances could result in material changes in the amount of any write-offs for impairment.

Goodwill - Goodwill is reviewed for impairment annually and whenever events or circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events or circumstances indicate possible impairment. We identified four reporting units: trucking operations, container services, insurance operations and foreign operations. We allocated goodwill to the transportation operation as it principally resulted from the acquisition of Chemical Leaman Corporation in 1998. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill within the reporting unit is greater than the implied fair value of goodwill. We performed our annual assessment during the second quarter of fiscal year 2007. We used a combination of discounted cash flows and valuation of our capital structure to estimate the fair value. Projections for future cash flows were based on our recent operating trends and projected average growth rate for revenue of approximately 5.2% over 5 years. The discount rate used to discount cash flows was based on our weighted average cost of capital of approximately 12.1%. Even if our revenue projections were to decline by 10%, we would not have an impairment of our goodwill. If actual cash flows turn out to be significantly less than projections, then the impairment analysis could change, possibly resulting in future impairment charges.

Deferred tax asset - We use the liability method of accounting for income taxes as prescribed by SFAS No. 109. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

We evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes.” Included in this assessment are estimates of projected future taxable income. Significant management judgment is required in this process and although realization is not assured, based on our assessment, we concluded it is more likely than not, such assets will continue to be realized.

We project both aggregate U.S. pre-tax income as well as aggregate U.S. taxable income for the years 2008 through 2011 sufficient to absorb $86.0 million of the $94.0 million existing net operating loss carryforwards. At December 31, 2007 we had estimated $94.0 million in Federal net operating loss carryforwards, $2.6 million in alternative minimum tax credit carryforwards and $2.6 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2027, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. We do not have a history of net operating loss or tax credit carryforwards expiring unused; however, the Company determined based on the weight of available evidence that it is more likely than not that some portion of our $2.6 million foreign tax credits may not be realized. As a result, at December 31, 2007 a valuation allowance of $1.6 million was established against our foreign tax credit deferred tax asset.

We continue to believe it is more likely than not that the net deferred tax assets will be realizable because we are projecting positive pre-tax income for the year and our projection of future taxable income is adequate to absorb $86.0 million of our $94.0 million net operating loss carryforwards. We will continue to review our forecast quarterly in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense.

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

Accident claims reserves - We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance included deductibles of $5 million per incident for bodily injury and

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

property damage and $1 million for workers’ compensation for periods after September 15, 2002. Auto and general liability claims incurred on or after March 31, 2008 are subject to a deductible of $2.0 million per incident. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease, and for cargo losses. In developing liability reserves, we evaluate historical loss run data and actuarial calculations to develop our insurance reserve estimates. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Stock compensation plans - Stock compensation is determined by the assumptions required under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time using graded vesting, which accelerates compensation expense into the first two years of the four year vesting period. Stock-based compensation expense related to stock options and restricted stock was $0.3 million and $0.1 million, respectively, for the quarters ended March 31, 2008 and 2007. As of March 31, 2008, there was approximately $3.9 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost is approximately four years. For further discussion on stock-based compensation, see Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this report.

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

The discount rate is based on a model portfolio of AA rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds, plus an assumption of future inflation. The current investment policy target asset allocation differs between our two plans, but it is between 50% to 67% for equities and 33% to 50% for bonds. The current inflation assumption is 3.0%. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. The effects of the modifications are amortized over future periods.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. At December 31, 2007, our projected benefit obligation (“PBO”) was $45.8 million. Our projected 2008 net periodic pension expense is $189,000. A 1.0% decrease in our assumed discount rate would increase our PBO to $50.6 million and decrease our 2007 net periodic pension expense to $169,000. A 1.0% increase in our assumed discount rate would decrease our PBO to $41.8 million and increase our 2007 net periodic pension expense to $191,000. A 1.0% decrease in our assumed rate of return would not change our PBO but would increase our 2007 net periodic pension expense to $596,000. A 1.0% increase in our assumed rate of return would not change our PBO but would decrease our 2007 net periodic pension expense to a credit of $219,000.

New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our consolidated financial statements.

Adoption of Statement of Financial Accounting Standards No. 157 and No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. On January 1, 2008, we adopted the provisions of SFAS 159 and did not elect the fair value option to measure certain financial instruments.

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We have elected this one-year deferral and thus will not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until our fiscal year beginning January 1, 2009. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.

SFAS 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

We have approximately $0.1 million of cash equivalents for which the fair value is based on quoted prices in active markets for identical assets (Level 1).

We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142 and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three months ended March 31, 2008 and March 31, 2007:

	Three months ended March 31,
	2008	2007
OPERATING REVENUES:
Transportation	71.6%	79.8%
Other service revenue	12.8%	9.5%
Fuel surcharge	15.6%	10.7%

Total operating revenues	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	57.5%	65.1%
Compensation	13.7%	11.0%
Fuel, supplies and maintenance	14.5%	9.1%
Depreciation and amortization	2.3%	2.3%
Selling and administrative	4.4%	3.7%
Insurance claims	2.7%	3.7%
Taxes and licenses	0.6%	0.4%
Communication and utilities	1.7%	1.5%
(Gain) loss on disposal of property and equipment	-0.3%	0.1%

Total operating expenses	97.1%	96.9%

Operating income	2.9%	3.1%

Interest expense	-4.4%	-4.3%
Interest income	0.1%	0.1%
Other expense	0.0%	0.0%

Loss before income taxes	-1.4%	-1.1%
Benefit from income taxes	-0.5%	-1.1%

Net loss	-0.9%	0.0%

The following table shows the approximate number of terminals, drivers, tractors and trailers, that we managed (including affiliates and owner-operators) as of March 31:

	2008	2007
Terminals (1)	168	163

Drivers	3,435	3,301

Tractors (2)	3,841	3,772

Trailers (3)	7,663	7,675

Transportation billed miles (in thousands) (4)	64,312	67,438

(1)	excludes transload facilities
(2)	excludes 26 tractors held as inventory for sale as of March 31, 2007
(3)	excludes 117 and 230 trailers that are held-for-sale as of March 31, 2008 and 2007, respectively
(4)	for the three months ended March 31, 2008 and 2007, respectively

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

For the quarter ended March 31, 2008, total revenues were $208.5 million, an increase of $30.4 million, or 17.1%, from revenues of $178.1 million for the same period in 2007. Transportation revenue increased by $7.2 million or 5.1% primarily due to a $10.1 million increase from the newly acquired Boasso operations offset by a $2.9 million decrease in our pre-existing business. In addition, we had a 3.9% decrease in the total number of billed miles and a decrease of 0.7% related to fewer workdays in 2008. This decrease in volume was offset by average rate increases of 2.9% as compared to the comparable prior year period.

Other service revenue increased $9.8 million, or 57.6%. This increase was primarily due to a $7.4 million increase in revenue generated by the newly acquired Boasso operations. Our tank wash business revenue increased $2.0 million resulting in part from the acquisition of a tank wash business on May 1, 2007. Fuel surcharge revenue increased $13.4 million, or 70.6%, primarily due to the increase in the average fuel price and to the acquisition of Boasso offset by a slight decrease in the total number of billed miles.

Purchased transportation increased by $4.0 million, or 3.5%, due primarily to $6.1 million of expense from the newly acquired Boasso operations offset by a reduction of $2.1 million due to the conversion of affiliates during the preceding twelve months to company-owned operations. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 66.0% for the current quarter versus 72.0% for the prior year quarter due primarily to the conversion of affiliate terminals to company-owned terminals. Our affiliates generated 50.5% of our transportation revenue and fuel surcharge revenue for the three months ended 2008 compared to 61.8% for the comparable prior year period. We pay our affiliates a greater percentage of revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. During the first quarter of 2008 and 2007, we paid our affiliates approximately 85% of the transportation revenue while we typically paid Company owner-operators approximately 62% of the invoiced linehaul amount. During the 2008 quarter, we began testing a revenue per mile compensation approach with select owner-operators in lieu of our typical percentage of linehaul compensation approach. We believe this change will better compensate drivers for work performed, leading to increased productivity, better equipment utilization and a reduction of empty miles.

Compensation expense increased $8.9 million, or 45.4%, primarily due to a $4.5 million increase from the newly acquired Boasso operations, $3.9 million is due to an increase of wages and payroll taxes from new or converted Company terminals added over the prior year and, to a lesser extent, an increase in company-wide compensation increases.

Fuel, supplies and maintenance increased $14.0 million, or 86.9%, due to $5.1 million of expense from the newly acquired Boasso operations, $4.3 million of increased fuel costs due to costs associated with the shift of revenue from affiliates to company-owned terminals, $1.8 million of increased lease costs as we fund the addition of newer trailers and tractors to our fleet through the use of operating leases, costs associated with tires for our fleet, and increased maintenance expense of $1.3 million as we increased the capacity of our equipment and increased cleaning of our trailers.

Selling and administrative expenses increased by $2.8 million, or 43.0%, due to $1.1 million of expense from the newly acquired Boasso operations, $0.6 million in additional professional fees and $0.7 million in additional costs for facilities resulting from affiliate conversions offset by $0.3 million of decreased bad debt expenses from the comparable prior year period.

Insurance expense decreased by $1.1 million, or 16.2%, due primarily to a reduction in the number and severity of accidents in the current year quarter.

We generated a gain on disposal of assets of $0.5 million as compared to a loss of $0.2 million in the comparable prior year period. The gain in the current year resulted from the sale of three properties not used in our business offset by a loss on the sale of equipment, compared with a loss in prior year resulting from the disposals of certain tank wash equipment.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

For the quarter ended March 31, 2008, operating income totaled $5.8 million, an increase of $0.3 million or 6.3%, compared to $5.5 million for the same period in 2007. The operating margin for the quarter ended March 31, 2008, was 2.8% compared to 3.1% for the same period in 2007 as a result of the above-mentioned items.

Interest expense increased by $1.5 million or 19.2% in the quarter ended March 31, 2008 compared to the same period in 2007, primarily due to interest on our new $50 million of Senior Floating Rate Notes issued in December 2007. In conjunction with these notes, we are incurring increased amortization of the original issue discount related to these notes. In addition, the amortization of deferred financing costs has increased due to the refinancing of our senior credit facility in December 2007. Interest income was relatively flat as compared to the comparable prior year period.

The benefit for income taxes was $1.3 million for the quarter ended March 31, 2008 compared to a tax benefit of $1.9 million for the same period in 2007. In the comparable prior year period, our tax benefit was greater as a result of recognizing an additional income tax benefit from the identification of previously unrecognized deferred tax assets relating to prior periods. We believe these items were neither material to any of the prior periods affected nor material to our 2007 results. Our effective tax rate for the three months ended March 31, 2008 was approximately 40.9%. We expect our effective annual income tax rate for the year ended December 31, 2008 to range from 39% to 44%.

For the quarter ended March 31, 2008, our net loss was $1.9 million, compared to a net loss of $0.2 million for the same period last year.

Segment Operating Results

Prior to 2008, we reported our financial information as a single segment. Beginning with the quarter ended March 31, 2008, we have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Trucking, which consists of truckload transportation of bulk chemicals, and

•	Container Services, specifically International Organization for Standardization, or ISO tank container transportation and depot services.

Due to the acquisition of Boasso in December 2007, we further enhanced our scope of services in the ISO tank container transportation and depot services market so that management now evaluates isolated revenues associated with these services and with trucking.

Segment revenues and operating income include the allocation of fuel surcharge. The operating income reported in our segments excludes amounts reported in Other operating income, such as corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization, corporate overhead expense and stock-based compensation expense. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. Included in Other revenues are revenues from our tank wash services and other value-added services. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment operating results are as follows (in thousands):

					Change
	2008	% of Total	2007	% of Total	$	%
Operating revenues:
Trucking	167,628	80.4%	161,118	90.5%	6,510	4.0%
Container Services	21,883	10.5%	2,101	1.2%	19,782	941.6%
Other revenue	18,990	9.1%	14,876	8.3%	4,114	27.7%

Total	208,501	100.0%	178,095	100.0%

Operating income
Trucking	6,278	61.9%	8,160	82.9%	(1,882)	(23.1%)
Container Services	2,503	24.6%	351	3.6%	2,152	613.1%
Other operating income	1,368	13.5%	1,327	13.5%	41	3.1%

Total	10,149	100.0%	9,838	100.0%

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Operating revenue:

Trucking – revenues increased $6.5 million or 4.0% for the quarter ended March 31, 2008 compared to the same period for 2007 due to an increase of $11.2 million of fuel surcharge offset by a decrease of $4.7 million due to fewer billed miles and fewer workdays.

Container Services – revenues increased $19.8 million or 941.6% for the quarter ended March 31, 2008 compared to the same period for 2007 due to the newly acquired Boasso operations.

Other revenue – revenues increased $4.1 million or 27.7% for the quarter ended March 31, 2008 compared to the same period for 2007 due to an increase in our tank wash revenue, which includes the acquistion of a tank wash business acquired in May 2007.

Operating income:

Trucking – operating income decreased $1.9 million or 23.1% for the quarter ended March 31, 2008 compared to the same period for 2007 due to increased fuel costs and conversion of affiliates which increased facility costs, leasing costs, and maintenance costs.

Container Services – operating income increased $2.2 million or 613.1% for the quarter ended March 31, 2008 compared to the same period for 2007 due to the newly acquired Boasso operations.

Other operating income – operating income remained flat for the quarter ended March 31, 2008 compared to the same period for 2007

Liquidity and Capital Resources

The following summarizes our cash flows for the three months ended March 31, 2008 and 2007 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements (in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash used in operating activities	$(2,905)	$(453)
Net cash used in investing activities	(4,091)	(1,805)
Net cash used in financing activities	(10)	(524)
Effect of exchange rate changes on cash	(10)	15

Net decrease in cash and cash equivalents	(7,016)	(2,767)
Cash and cash equivalents at beginning of period	9,711	6,841

Cash and cash equivalents at end of period	$2,695	$4,074

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Our primary cash needs consist of capital expenditures and debt service including our asset-based loan facility (“ABL Facility”), our 9% Senior Subordinated Notes due 2010 (“9% Notes”) and our Senior Floating Rate Notes due 2012 (“2012 Notes”). We incur capital expenditures for the purpose of purchasing tractors and trailers to meet our strategic needs during the year, and maintaining and improving our infrastructure.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Net cash used in operating activities was $2.9 million for the three-month period ended March 31, 2008 compared to $0.5 million used in the comparable 2007 period. The $2.4 million change in cash used in operating activities was due in part to the payment of two large claims classified under accrued loss and damage claims offset by a smaller increase in accounts receivable.

Cash used in investing activities totaled $4.1 million for the three-month period ended March 31, 2008, compared to $1.8 million used in the comparable 2007 period. The increase of $2.3 million resulted from an increase in capital expenditures due in part to development costs associated with our new terminal in Newark, New Jersey, cash paid for business assets purchased, and proceeds from sales of property and equipment in 2008 as compared to 2007.

Cash used in financing activities was less than $0.1 million during the three-month period ended March 31, 2008, compared to net cash used in financing activities of $0.5 million for the same period in 2007. In 2008, cash was received and used to purchase equipment and pay down debt and capital lease obligations. In 2007, cash was used to pay down our previous term loan and capital lease obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at March 31, 2008 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2008	Year 2009	Year 2010	Year 2011	Year 2012	Year 2013 and after
Operating leases (1)	$103,216	$20,106	$24,778	$18,923	$14,123	$10,610	$14,676
Total indebtedness (2)	354,221	1,366	3,808	126,725	1,258	136,211	84,853
Capital leases	5,311	1,227	1,693	1,677	548	150	16
Interest on indebtedness (3)	102,419	21,706	28,841	27,151	17,225	5,640	1,856

Total	$565,167	$44,405	$59,120	$174,476	$33,154	$152,611	$101,401

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases.
(2)	Excludes an unamortized original issue discount of $4.2 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of March 31, 2008 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of March 31, 2008 will remain in effect until maturity.

Other Liabilities and Obligations

We have $10.5 million of environmental liabilities, $7.7 million of pension plan obligations and $27.8 million of other insurance claim obligations. We expect to pay these various obligations over the next ten years. We also have $58.5 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of March 31, 2008 for our insurance administrator totaled $47.1 million. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letters of credit. As of March 31, 2008, our FIN 48 liability is $3.2 million and represents total gross unrecognized tax benefits that may be paid in future periods. In addition, we have accrued $1.9 million of interest and penalties that may be paid in future periods.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Capital lease obligations	$5,311	$5,283
ABL Facility	84,200	84,130
Senior Floating Rate Notes due 2012	135,000	135,000
9% Senior Subordinated Notes due 2010	125,000	125,000
Boasso Note	2,500	2,500
Other Notes	7,521	1,805

Long-term debt, including current maturities	359,532	353,718
Discount on Senior Floating Rate Notes	(4,170)	(4,447)

	355,362	349,271
Less current maturities of long-term debt (including capital lease obligations)	(3,459)	(1,864)

Long-term debt, less current maturities	$351,903	$347,407

Our principal debt sources at March 31, 2008 comprise $125 million aggregate principal amount of 9% Senior Subordinated Notes due 2010 (the “9% Notes”), $135 million principal amount of our Senior Floating Rate Notes due 2012 (the “2012 Notes”) and a $225 million asset-based loan facility (the “ABL Facility”).

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

The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit, which are allocated pro rata between the two tranches based on the then-current borrowing base for each tranche (or, if the credit extensions under the fixed asset tranche are repaid and the commitments there under are terminated prior to the termination of the ABL Facility, to the current asset tranche), and up to $10.0 million for swingline borrowings on same-day notice, which are allocated under the current asset tranche. The proceeds of the ABL Facility were used, together with the proceeds from an additional private offering of $50 million of the 2012 Notes, to finance a portion of the Boasso acquisition. The ABL facility contains a fixed charge coverage ratio of 1.0 to 1.0 which only needs to be met if borrowing availability is less than $20 million. At March 31, 2008, we had $55.5 million of borrowing availability under the ABL facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin for borrowings under the current asset tranche at March 31, 2008 is 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at March 31, 2008 is 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate for the ABL Facility is the higher of the prime rate and the federal funds overnight rate plus 0.50%. We are also required to pay a fee for utilized commitments under the ABL Facility at a rate equal to 0.25% per annum. The ABL Facility is required to be prepaid only to the extent that aggregate amount of outstanding borrowings, unreimbursed letter of credit drawings and undrawn letters of credit under the relevant tranche exceeds the lesser of the applicable commitments and the applicable borrowing base in effect at such time for such tranche. The borrowing base for the current asset tranche consists of eligible accounts receivable, eligible inventory and eligible truck and trailer fleet, and the borrowing base for the fixed asset tranche consists of eligible real property and certain eligible equipment. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at March 31, 2008 was 4.6%.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

We incurred $6.5 million in debt issuance costs relating to the ABL Facility. We are amortizing these costs over the term of the ABL Facility.

Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. On December 18, 2007, we consummated a private offering of $50 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 93% of the face value of the notes. The 2012 Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds of the $85 million offering were used to repay approximately $70 million of a previous term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of previous outstanding debt. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our previous credit facility. The net proceeds of the $50 million offering were used to repay a portion of the term loan under our previous credit facility. The interest rate on the $85 million of the 2012 Notes at March 31, 2008 and 2007 was 8.8% and 9.9%, respectively. The interest rate on the $50 million of the 2012 Notes at March 31, 2008 was 8.8%.

We incurred $2.4 million in debt issuance costs relating to the $85 million of the 2012 Notes and $2.1 million related to the $50 million of the 2012 Notes. We are amortizing these costs over the term of the notes.

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

Previous Term Loan

Prior to entering into the ABL Facility, our term loan carried interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustment based upon the achievement of certain financial ratios and matured on November 12, 2009. The principal payments were payable quarterly on March 15, June 15, September 15 and December 15. The interest rate on the term loan upon refinancing with the new ABL Facility on December 18, 2007 was 9.7% and the weighted average interest rate during 2007 was 8.6%.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

The previous credit agreement contained restrictions on debt incurrence, investments, transactions with affiliates, creation of liens, asset dispositions, redeemable common stock, preferred stock issuance, capital expenditures, and the payment of dividends. At the time of refinancing our previous credit facility with the new ABL Facility, we were in compliance with all these debt covenants. The previous credit agreement included one financial covenant, the ratio of Senior Secured Debt (as defined) to Consolidated EBITDA (as defined).

QD LLC, has the ability to incur additional debt, subject to limitations imposed by the indentures governing the 9% Notes and the 2012 Notes. Under the indentures governing the 9% Notes and 2012 Notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.00 to 1.0 or less. As of March 31, 2008 we were in compliance with this covenant.

We are in compliance with all covenants at March 31, 2008.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Debt Retirement

The following is a schedule of our indebtedness at March 31, 2008 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2008	2009	2010	2011	2012 and after	Total
Boasso Note (1)	$—	$2,500	$—	$—	$—	$2,500
Capital lease obligations	1,227	1,693	1,677	548	166	5,311
ABL Facility (2)	—	—	—	—	84,200	84,200
9% Senior Subordinated Notes, due 2010	—	—	125,000	—	—	125,000
Senior Floating Rate Notes, due 2012	—	—	—	—	135,000	135,000
Other Notes	1,366	1,308	1,725	1,258	1,864	7,521

Total	$2,593	$5,501	$128,402	$1,806	$221,230	$359,532

(1)	The holder of the Boasso Note has the right to require that we repay the Boasso Note in full on the first anniversary of the Boasso acquisition.
(2)	The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.

The above table does not include the remaining unamortized original issue discount of $4.2 million relating to the 2012 Notes.

The following is a schedule of our debt issuance costs at March 31, 2008 (in thousands):

	Issuance Costs	Accumulated Amortization	Balance
ABL Facility	$6,464	$343	$6,121
9% Senior Subordinated Notes, due 2010	5,496	3,474	2,022
Senior Floating Rate Notes, due 2012	4,521	1,280	3,241

Total	$16,481	$5,097	$11,834

We are amortizing these costs over the term of the debt instruments.

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report, along with other documents that are publicly disseminated by us, contains or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. . All statements included in this report and in any subsequent filings made by us with the SEC other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as those discussed in this quarterly report on Form 10-Q. These factors include:

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

In addition, there may be other factors that could cause our actual results and financial condition to be materially different from the results referenced in the forward-looking statements. For example, the cost estimates and expected cost savings for our recent reduction in workforce were determined based upon the operating information and upon certain assumptions that we believe to be reasonable. The estimates are subject to a number of assumptions, including assumptions regarding the number of employees accepting severance arrangements, which depend upon the actions of persons other than us or other factors beyond our control.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the three months ended March 31, 2008, we did not hold derivative instruments or engage in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under the ABL Facility and the 2012 Notes. With regard to the ABL Facility at QD LLC’s option, the applicable margin for borrowings under the current asset tranche at March 31, 2008 is 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at March 31, 2008 is 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate under the ABL Facility is equal to the higher of the prime rate and the federal funds overnight rate plus 0.50%. The base rate for our 2012 Notes is LIBOR plus 4.50%.

	Balance at March 31, 2008 ($ in 000s)	Interest Rate at March 31, 2008	Effect of 1% Increase ($ in 000s)
ABL Facility	$84,200	4.56%	$842
Senior Floating Rate Notes - $50M	50,000	8.76%	500
Senior Floating Rate Notes - $85M	85,000	8.76%	850

Total	$219,200		$2,192

At March 31, 2008, a 1% point increase in the current per annum interest rate for each would result in $2.2 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of March 31, 2008. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in U.S. dollars; and

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

•	the value of the net assets of our international operations reported in U.S. dollars.

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 6.5% of our consolidated revenue for the three months ended March 31, 2008 and 7.3% of our consolidated revenue for the three months ended March 31, 2007. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the U.S. dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the three months ended March 31, 2008 were positively impacted by a $1.1 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the three months ended March 31, 2008 related to the Canadian dollar versus the U.S. dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.1 million for the three months ended March 31, 2008, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the U.S. dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at March 31, 2008, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. During the first three months of 2008, diesel fuel prices continued to rise to record levels. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. In the three months ended March 31, 2008 and 2007, a majority of fuel costs were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of March 31, 2008 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Since the acquisition of Boasso in December 2007, we have been diligently working to integrate and assimilate Boasso’s operations into our internal operating procedures, information systems and accounting controls. While in this transition phase during the three months ended March 31, 2008, we reviewed the financial information obtained from Boasso and performed additional procedures with respect to such information in order to determine its accuracy and reliability. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

In accordance with guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Securities and Exchange Commission, the Company will include an assessment of Boasso in management’s report on the effectiveness of the Company’s internal control over financial reporting in the Form 10-K for the year ended December 31, 2008.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

Other than reported in “Item 3—Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007, “Note 17. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 8. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A — Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 included under Item 1A “Risk Factors” in addition to the other information set forth in this report (including the risk identified below). The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Our insurance program includes a self insured deductible, in most cases, of $2.0 million per incident for both auto and general liability and a $1.0 million deductible for workers’ compensation. In addition, we currently maintain an umbrella insurance policy covering claims in excess of $5.0 million, up to an aggregate loss of $40.0 million per incident. The per incident deductible, could adversely affect our profitability, particularly in the event of an increase in the number or severity of incidents. Additionally, we are self-insured for damage to the equipment that we own and lease, for cargo losses, and for non-trucking pollution legal liability and such self-insurance is not subject to any maximum limitation. We extend insurance coverage to our affiliates for (i) motor vehicle related bodily injury, (ii) property damage, and (iii) cargo loss and damage. Under this extended coverage, affiliates are responsible for only a small portion of the applicable deductibles.

We are subject to changing conditions and pricing in the insurance marketplace and we cannot assure you that the cost or availability of various types of insurance may not change dramatically in the future. To the extent these costs cannot be passed on to our customers in increased freight rates, increases in insurance costs could reduce our future profitability and cash flow.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

We may be unable to identify or realize the intended benefits of potential acquisition candidates.

As part of our business strategy, we will evaluate potential acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure you that our acquisition strategies will be successfully received by customers or achieve their intended benefits. Often acquisitions are undertaken to improve operating results of either or both of the acquirer or the acquired company, and we cannot assure you that we will be successful in this regard. The same risks exist when an acquired company was previously one of our operating affiliates. We will encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect our business, financial condition or results of operations.

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

ITEM 3 — Defaults Upon Senior Securities

None

ITEM 4 — Submission of Matters to a Vote of Security Holders

None

ITEM 5 — Other Information

None

ITEM 6 — Exhibits

Exhibit No.	Description
10.1	2003 Stock Option Plan as Amended and Restated March 11, 2008

10.2	1998 Stock Option Plan as Amended and Restated March 11, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

May 9, 2008	/s/ Gary R. Enzor
GARY R. ENZOR,
PRESIDENT AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

May 9, 2008	/s/ Timothy B. Page
TIMOTHY B. PAGE,
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)