Form 10-Q
period 2008-06-30
QUALITY DISTRIBUTION INC
filed 2008-08-08
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 1, 2008, the registrant had 19,252,689 outstanding shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited — in 000’s, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

OPERATING REVENUES:
Transportation	$151,765	$151,683	$301,024	$293,756
Other service revenue	26,677	19,143	53,422	36,111
Fuel surcharge	45,520	23,884	78,017	42,938

Total operating revenues	223,962	194,710	432,463	372,805

OPERATING EXPENSES:
Purchased transportation	131,606	123,427	251,578	239,374
Compensation	27,395	20,587	55,999	40,256
Fuel, supplies and maintenance	33,035	19,275	63,168	35,399
Depreciation and amortization	5,332	4,317	10,228	8,492
Selling and administrative	8,568	7,406	17,816	13,872
Insurance claims	2,865	4,444	8,427	11,082
Taxes and licenses	1,242	843	2,459	1,624
Communication and utilities	3,389	2,497	7,005	5,129
(Gain) loss on disposal of property and equipment	(1,421)	(10)	(1,965)	199
Restructuring costs	2,375	—	2,375	—

Total operating expenses	214,386	182,786	417,090	355,427

Operating income	9,576	11,924	15,373	17,378
Interest expense	(8,640)	(8,075)	(17,791)	(15,752)
Interest income	88	176	205	375
Other (expense) income	(146)	396	(156)	359

Income (loss) before income taxes	878	4,421	(2,369)	2,360
Provision for (benefit from) income taxes	526	2,135	(802)	247

Net income (loss)	$352	$2,286	$(1,567)	$2,113

PER SHARE DATA:
Net income (loss) per common share
Basic	$0.02	$0.12	$(0.08)	$0.11

Diluted	$0.02	$0.12	$(0.08)	$0.11

Weighted average number of shares
Basic	19,375	19,354	19,372	19,351

Diluted	19,519	19,480	19,372	19,478

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In 000’s)

Unaudited

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,718	$9,711
Accounts receivable, net	110,166	99,081
Prepaid expenses	11,946	8,150
Deferred tax asset, net	20,483	20,483
Other	8,065	6,258

Total current assets	153,378	143,683
Property and equipment, net	135,344	121,992
Goodwill	173,141	173,575
Intangibles, net	23,550	24,167
Non-current deferred tax asset, net	17,095	16,203
Other assets	12,554	14,356

Total assets	$515,062	$493,976

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of indebtedness	$4,797	$413
Current maturities of capital lease obligations	2,619	1,451
Accounts payable	14,765	17,428
Affiliates and independent owner-operators payable	16,897	12,597
Accrued expenses	27,648	25,957
Environmental liabilities	3,210	4,751
Accrued loss and damage claims	8,612	13,438
Income tax payable	—	555

Total current liabilities	78,548	76,590

Long-term indebtedness, less current maturities	365,947	343,575
Capital lease obligations, less current maturities	8,266	3,832
Environmental liabilities	6,418	6,418
Accrued loss and damage claims	12,507	18,474
Other non-current liabilities	14,895	15,954

Total liabilities	486,581	464,843

Commitments and contingencies - Note 9 Minority interest in subsidiary	1,833	1,833

SHAREHOLDERS’ EQUITY

Common stock, no par value; 29,000 shares authorized; 19,732 issued and 19,528 outstanding at June 30, 2008 and 19,334 issued and 19,176 outstanding at December 31, 2007	362,343	361,617
Treasury stock, 204 and 158 shares at June 30, 2008 and December 31, 2007	(1,580)	(1,564)
Accumulated deficit	(127,713)	(126,146)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(16,559)	(16,748)
Stock subscriptions receivable	(254)	(270)

Total shareholders’ equity	26,648	27,300

Total liabilities, minority interest and shareholders’ equity	$515,062	$493,976

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2008 and 2007

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Stock Subscription Receivables	Total Shareholders’ Equity
Balance, December 31, 2006	19,210	(172)	$359,995	$(1,527)	$(118,255)	$(189,589)	$(18,531)	$21	$(340)	$31,774
Net income	—	—	—	—	2,113	—	—	—	—	2,113
Issuance of restricted stock	40	11	(25)	25	—	—	—	—	—	—
Forfeiture of restricted stock	—	(2)	11	(11)	—	—	—	—	—	—
Amortization of restricted stock	—	—	125	—	—	—	—	—	—	125
Amortization of stock units	—	—	14	—	—	—	—	—	—	14
Amortization of non-employee options	—	—	63	—	—	—	—	—	—	63
Amortization of stock options	—	—	606	—	—	—	—	—	—	606
Stock warrant exercise	79	—	21	—	—	—	—	(21)	—	—
Stock option exercise	8	8	52	19	—	—	—	—	—	71
FIN 48 Adjustment	—	—	—	—	(328)	—	—	—	—	(328)
Amortization of prior service costs, net of a tax provision of nil	—	—	—	—	—	—	47	—	—	47
Translation adjustment, net of a deferred tax provision of nil	—	—	—	—	—	—	(215)	—	—	(215)

Balance, June 30, 2007	19,337	(155)	$360,862	$(1,494)	$(116,470)	$(189,589)	$(18,699)	—	$(340)	$34,270

Balance, December 31, 2007	19,334	(158)	$361,617	$(1,564)	$(126,146)	$(189,589)	$(16,748)	$—	$(270)	$27,300

Net loss	—	—	—	—	(1,567)	—	—	—	—	(1,567)
Issuance of restricted stock	398	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(45)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	115	—	—	—	—	—	—	115
Amortization of non-employee options	—	—	62	—	—	—	—	—	—	62
Amortization of stock options	—	—	549	—	—	—	—	—	—	549
Acquisition of treasury stock	—	(1)	—	(16)	—	—	—	—	16	—
Amortization of prior service costs and losses, net of tax	—	—	—	—	—	—	129	—	—	129
Translation adjustment, net of tax	—	—	—	—	—	—	60	—	—	60

Balance, June 30, 2008	19,732	(204)	$362,343	$(1,580)	$(127,713)	$(189,589)	$(16,559)	—	$(254)	$26,648

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited — In 000’s)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,567)	$2,113
Adjustments to reconcile to net cash and cash equivalents (used in) provided by operating activities:
Deferred income tax benefit	(892)	(193)
Depreciation and amortization	10,228	8,492
Bad debt expense	331	441
(Gain) Loss on disposal of property and equipment	(1,965)	199
Stock based compensation	726	807
Amortization of deferred financing costs	1,470	899
Amortization of bond discount	550	121
Minority dividends	72	72
Changes in assets and liabilities:
Accounts and other receivables	(11,225)	(10,562)
Prepaid expenses	353	(1,650)
Other assets	1,344	1,043
Accounts payable	(2,002)	709
Accrued expenses	1,692	389
Environmental liabilities	(1,541)	(468)
Accrued loss and damage claims	(10,792)	(4,466)
Affiliates and independent owner-operators payable	4,300	3,902
Other liabilities	(1,366)	753
Current income taxes	(1,268)	(992)

Net cash (used in) provided by operating activities	(11,552)	1,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,884)	(4,749)
Acquisition of businesses and assets	(1,395)	(3,032)
Boasso purchase adjustment	1,318	—
Proceeds from sales of property and equipment	3,332	4,243

Net cash used in investing activities	(9,629)	(3,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,731	—
Principal payments on long-term debt	(2,153)	(700)
Principal payments on capital lease obligations	(948)	(603)
Proceeds from revolver	74,100	26,800
Payments on revolver	(56,830)	(26,300)
Payments on acquisition notes	(439)	—
Deferred financing costs	(528)	—
Change in book overdraft	(666)	(1,284)
Minority dividends	(72)	(72)
Other stock transactions	—	72

Net cash provided by (used in) financing activities	14,195	(2,087)

Effect of exchange rate changes on cash	(7)	53

Net decrease in cash and cash equivalents	(6,993)	(3,963)
Cash and cash equivalents, beginning of period	9,711	6,841

Cash and cash equivalents, end of period	$2,718	$2,878

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$15,566	$14,608
Income Taxes	1,631	1,113

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

Our accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of consolidated financial position, results of operations and cash flows have been included. The year ended consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. GAAP. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2007, including the consolidated financial statements and accompanying notes. Certain prior-period amounts have been reclassified to conform to the current year’s presentation.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. We are currently evaluating the potential impact the adoption of FSP FAS 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our financial statements or related disclosures.

In June 2008 the FASB Issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF No. 08-3”). EITF No. 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principal. We are currently evaluating the potential impact the adoption of EITF No. 08-3 will have on our consolidated financial statements.

Adoption of Statement of Financial Accounting Standards No. 157 and No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. On January 1, 2008, we adopted the provisions of SFAS 159, which did not have an impact on the consolidated financial statements.

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued final Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. In February 2008, the FASB also issued final Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We have elected this one-year deferral and thus will not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until our fiscal year beginning January 1, 2009.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

We have no financial assets or financial liabilities that require application of SFAS 157.

We generally apply fair value techniques on a nonrecurring basis associated with (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142 and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.

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

$53,738

The customer-related intangible assets relate to acquired customer relationships, and are being amortized over a twelve-year weighted-average useful life on a straight-line basis. The tradename has an indefinite useful life. The allocation of the purchase price to the assets acquired and liabilities assumed may be subject to further adjustment. The goodwill acquired in this acquisition is not tax deductible, and has been allocated to the Container Services segment.

Other Acquisitions

During 2008, we purchased two transportation companies and an affiliate for $2.1 million, in the aggregate, of which $1.4 million was paid in cash at closing and the remaining $0.7 million is payable over future periods. Of the total $2.1 million, we allocated $1.0 million to property and equipment, $0.8 million to goodwill, and $0.3 million to other intangible assets such as non-compete agreements.

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

We perform our impairment test annually during the second quarter with a measurement date of June 30th. No impairment was determined to have occurred as of June 30, 2008, since the calculated fair value exceeded the carrying amount.

Our goodwill assets as of June 30, 2008 and December 31, 2007, were $173.1 million and $173.6 million, respectively. In 2008, goodwill increased $0.9 million due to the acquisition of three businesses offset by a decrease of

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

$1.3 million related to a purchase price adjustment based upon net working capital as of the date of the acquisition of Boasso. In 2007, goodwill increased $30.0 million from the acquisition of Boasso and $3.3 million from the purchase of eight other businesses in 2007.

Intangible Assets

Intangible assets at June 30, 2008 were as follows:

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename	$9,800	$—	$9,800	Indefinite
Customer relationships	11,998	(519)	11,479	12
Non-compete agreements	3,053	(782)	2,271	3 – 5

	$24,851	$(1,301)	$23,550

Intangible assets at December 31, 2007 were as follows:

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename	$9,800	$—	$9,800	Indefinite
Customer relationships	11,998	(13)	11,985	12
Non-compete agreements	2,825	(443)	2,382	3 – 5

	$24,623	$(456)	$24,167

Amortization expense for the six months ended June 30, 2008 and 2007 was $0.8 million and $0.1 million, respectively. Remaining intangible assets will be amortized to expense as follows (in thousands):

2008 remaining	$859
2009	1,665
2010	1,615
2011	1,439
2012 and after	8,172

Total	$13,750

2. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$352	$2,286	$(1,567)	$2,113
Other comprehensive income (loss):
Amortization of prior service costs	111	47	129	47
Foreign currency translation adjustments	(23)	(211)	60	(215)

Comprehensive income (loss)	$440	$2,122	$(1,378)	$1,945

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

3. Income (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted loss per share computations follows (in thousands except per share amounts):

	Three months ended
	June 30, 2008			June 30, 2007
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic earnings available to common shareholders:

Net income	$352	19,202	$0.02	$2,286	19,354	$0.12

Effect of dilutive securities:
Stock options		2			85
Unvested restricted stock		142			39
Stock units		—			2

Diluted earnings available to common shareholders:
Net income	$352	19,346	$0.02	$2,286	19,480	$0.12

	Six months ended
	June 30, 2008			June 30, 2007
	Net loss (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic (loss) earnings available to common shareholders:

Net (loss) income	$(1,567)	19,133	$(0.08)	$2,113	19,351	$0.11

Effect of dilutive securities:
Stock options		—			86
Unvested restricted stock		—			39
Stock units		—			2

Diluted (loss) earnings available to common shareholders:
Net (loss) income	$(1,567)	19,133	$(0.08)	$2,113	19,478	$0.11

There is no effect of our stock options and restricted stock in the computation of diluted earnings per share for the six months ended June 30, 2008 due to a net loss.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock options	2,799	1,740	2,801	1,736
Unvested restricted stock	—	34	142	27
Stock units	—	3	—	3

4. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares, and stock units may be granted to employees, non-employee directors, consultants and advisors. As of June 30, 2008, we have three stock-based compensation plans.

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

The fair value of options granted during the first six months of 2008 and 2007 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2008, expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted average assumptions:

	2008	2007
Risk free rate	3.19%	4.65%
Expected life	5 years	5 years
Volatility	67.1%	68.5%
Expected dividend	nil	nil

We issued options for 227,000 shares to various employees with an exercise price of $4.50 on January 2, 2008. The exercise price of the options was based on the fair market value of our stock at the date of the grant. We also issued 73,326 shares of restricted stock on January 2, 2008 to certain directors as part of their annual compensation package. On April 23, 2008, we issued options with an exercise price of $3.17 for 105,000 shares, of which 80,000 shares were issued to our Chairman of the Board and 25,000 to an officer. On June 4, 2008, we issued a total of 17,910 restricted shares to certain members of our Board of Directors.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The following table summarizes stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock options	$268	$339	$549	$668
Restricted stock, net	37	60	177	125
Stock units	—	7	—	14

	$305	$406	$726	$807

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of June 30, 2008 (in thousands):

	In $	Remaining years
Stock options	$2,544	4
Restricted stock, net	775	4

	$3,319

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. No options were exercised during the six months ended June 30, 2008.

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

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$54	$64	$107	$128
Interest cost	682	670	1,365	1,340
Amortization of prior service cost	23	24	47	47
Amortization of loss	88	104	176	208
Expected return on plan assets	(800)	(822)	(1,601)	(1,642)

Net periodic pension cost	47	40	94	81

We have contributed $0.3 million to our pension plans during the six months ended June 30, 2008, and we expect to contribute $0.6 million during the remainder of 2008.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

6. Restructuring

During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of approximately 75 employees and certain contracts. As a result, we recorded a restructuring charge in our second quarter of $2.4 million of which the majority relates to our trucking segment. As of June 30, 2008, approximately $1.3 million was accrued related to these termination payments which are expected to be paid through the remainder of fiscal 2008 and 2009.

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

In the three months ended June 30, 2008, we had the following activity in our restructuring accruals:

	Balance at March 31, 2008	Additions	Payments	Reductions	Balance at June 30, 2008
Restructuring costs	$—	$2,375	$(690)	$(375)	$1,310

7. Segment Reporting

Reportable Segments

Prior to 2008, we reported our financial information as a single segment. Beginning January 1, 2008, we have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

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

Segment revenues and operating income include the allocation of fuel surcharge. The operating income reported in our segments excludes amounts reported in Other operating income, such as corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. Included in Other revenue are revenues from our tank wash services and other value-added services. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Summarized segment data and a reconciliation to income (loss) before income taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues:
Trucking	$182,295	$171,453	$349,923	$332,571
Container Services	22,387	2,403	44,270	4,504
Other revenue	19,280	20,854	38,270	35,730

Total	223,962	194,710	432,463	372,805

Operating income:
Trucking	8,925	14,830	15,700	22,990
Container Services	2,070	(559)	4,077	(208)
Other operating income	2,492	1,960	3,859	3,287

Total segment operating income	13,487	16,231	23,636	26,069
Depreciation and amortization expense	5,332	4,317	10,228	8,492
Other (income) expense	(1,421)	(10)	(1,965)	199

Total	9,576	11,924	15,373	17,378

Interest expense	8,640	8,075	17,791	15,752
Interest income	(88)	(176)	(205)	(375)
Other expense (income)	146	(396)	156	(359)

Income (loss) before income taxes	$878	$4,421	$(2,369)	$2,360

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30, 2008
	U. S.	International	Consolidated
Total operating revenues	$208,947	$15,015	$223,962

Operating income	8,043	1,533	9,576

	Three Months Ended June 30, 2007
	U. S.	International	Consolidated
Total operating revenues	$180,151	$14,559	$194,710

Operating income	10,100	1,824	11,924

	Six Months Ended June 30, 2008
	U. S.	International	Consolidated
Total operating revenues	$403,869	$28,594	$432,463

Operating income	12,239	3,134	15,373

	As of June 30, 2008
Identifiable assets (1)	$151,776	$7,118	$158,894

	Six Months Ended June 30, 2007
	U. S.	International	Consolidated
Total operating revenues	$345,289	$27,516	$372,805

Operating income	13,686	3,692	17,378

	As of December 31, 2007
Identifiable assets (1)	$138,827	$7,332	$146,159

(1)	Includes property and equipment and intangible assets.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

8. Income Taxes

We adopted FASB Interpretation 48, “Accounting for Uncertain Income Tax Positions” (“FIN 48”), at the beginning of fiscal year 2007. As a result of the implementation, we recognized an increase to reserves for uncertain tax positions of $0.3 million. The increase to the reserve was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet.

At December 31, 2007, we had approximately $3.2 million of total gross unrecognized tax benefits. Of this total, $2.2 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in any future periods. Included in the balance of gross unrecognized tax benefits at December 31, 2007, is $0.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of statue of limitations. For the three months ended June 30, 2008, the net change to our gross unrecognized tax benefits was $(0.6) million. Of this amount, $(0.1) million relates to amounts paid in state settlement and $(0.5) million relates to reversals as a result of the settlement. Our total gross unrecognized tax benefit at June 30, 2008 is $2.6 million.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $1.3 million (net of federal tax benefit) accrued for interest and $0.5 million accrued for penalties at December 31, 2007. Total amount accrued for interest and penalties at June 30, 2008 is $1.9 million.

We are subject to the income tax jurisdiction of the U.S., Canada, and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2005, to international examinations for years before 2003 and with few exceptions, to state exams before 2004.

The effective tax rates for the three months ended June 30, 2008 and 2007 were approximately 60.0% and 48.3%, respectively. The effective tax rates for the six months ended June 30, 2008 and 2007 were approximately 33.9% and 52.8%, respectively (exclusive of a $1.0 million tax benefit in 2007). Income taxes for the six months ended June 30, 2007 includes the recognition of a previously unrecognized $1.0 million deferred tax asset related to prior periods. We believe this item was neither material to any of the prior periods affected nor material to our 2007 results. We expect our effective annual income tax rate for the year ended December 31, 2008 to range from approximately 32% to 39%.

9. Commitments and Contingencies

Environmental Matters

It is our policy to comply with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. We have obtained independent certification that our management system is in place and functions according to professional standards and we continue to evaluate and continuously improve our Responsible Care® Management System performance.

We are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other releases of such substances under expansive federal, state and foreign environmental laws. Under certain of these laws, we could also be subject to allegations of liability for the activities of our affiliates or owner-operators.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be adversely affected by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of June 30, 2008 and December 31, 2007, we had reserves in the amount of $9.6 million and $11.2 million, respectively, for all environmental matters discussed below.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The balances presented include both long term and current environmental reserves. We expect these environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified on the Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 26 sites. At three of the 26 sites, we will be participating in the initial studies to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 17 of the 26 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At three of the 17 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated future expenditures for these off-site multi-party environmental matters, to be in the range of $2.3 million to $3.8 million.

At six sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Four of these projects relate to operations conducted by Chemical Leaman Corporation and its subsidiaries (“CLC”) prior to our acquisition of and merger with CLC in 1998. These four sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; and (4) Scary Creek, West Virginia. The remaining two investigations and potential remediation were triggered by the New Jersey Industrial Site Remediation Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures for these four properties to be in the range of $7.3 million to $16.7 million.

Bridgeport, New Jersey

QDI is required under the terms of two federal consent decrees to perform remediation at this operating truck terminal and tank wash site. CLC entered into consent orders with the U.S. Environmental Protection Agency (“USEPA”) in May 1991 for the treatment of groundwater and in October 1998 for the removal of contamination in the wetlands. In addition, we were required to assess the removal of contaminated soils.

The groundwater treatment remedy negotiated with USEPA calls for a treatment facility for in place treatment of groundwater contamination via in-situ treatment and a local discharge. Treatment facility construction was completed in early 2007. Wetlands contamination has been remediated with localized restoration expected to be completed shortly. In regard to contaminated soils, we believe that USEPA is now in the process of finalizing a feasibility study for the limited areas that show contamination and warrant additional investigation or work. We have estimated expenditures to be in the range of $4.1 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP (“PADEP”) and USEPA in October 1995 obligating it to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a treatment facility with local discharge for groundwater treatment in the fourth quarter of 2007. Plant start-up issues are on-going. The agencies have approved a contaminated soils remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction (“SVE”). The remedy expanded to include off-site shipment of contaminated soils. Soil treatment was completed in September 2007. Site sampling has been conducted and the results indicate that the soil clean-up objectives have not been fully achieved. Negotiations are on-going with USEPA over further remedial actions that may be needed at the site. We have estimated expenditures to be in the range of $0.6 million to $3.4 million.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Other Properties

Scary Creek, West Virginia: CLC received a clean up notice from the State environmental authority in August 1994. The State and we have agreed that remediation can be conducted under the State’s voluntary clean-up program (instead of the state superfund enforcement program). We are currently completing the originally planned remedial investigation and the additional site investigation work.

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation on June 22, 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. We have completed a remedial investigation and a feasibility study. The State issued a record of decision in May 2006. The site is currently in Remedial Design phase.

ISRA New Jersey Facilities: We are obliged to conduct investigations and remediation at two current or former New Jersey tank wash and terminal sites pursuant to the state’s Industrial Sites Remediation Act, which requires such remediation following the sale of facilities after 1983. These sites are in the process of remedial investigation with projections set in contemplation of limited soil remediation expense for contaminated areas. The former owner of a third site has agreed to take responsibility for it so we are not currently taking action under ISRA for the site.

We have estimated future expenditures for Scary Creek, Tonawanda and ISRA to be in the range of $2.6 million to $4.8 million.

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital (which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at June 30, 2008 and December 31, 2007 and condensed consolidating statements of operations for the three and six-month periods ended June 30, 2008 and June 30, 2007 and the condensed consolidating statements of cash flows for each of the six-month periods ended June 30, 2008 and June 30, 2007.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

For the Three Months Ended June 30, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	—	—	151,765	—	—	151,765
Other service revenue	—	—	26,578	99	—	26,677
Fuel surcharge	—	—	45,520	—	—	45,520

Total operating revenues	—	—	223,863	99	—	223,962

Operating expenses:
Purchased transportation	—	—	131,606	—	—	131,606
Compensation	—	—	27,395	—	—	27,395
Fuel, supplies and maintenance	—	—	33,035	—	—	33,035
Depreciation and amortization	—	—	5,310	22	—	5,332
Selling and administrative	—	112	8,442	14	—	8,568
Insurance claims	—	—	2,855	10	—	2,865
Taxes and Licenses	—	—	1,243	(1)	—	1,242
Communication and utilities	—	—	3,389	—	—	3,389
(Gain)/loss on disposal of property and equipment	—	—	(1,421)	—	—	(1,421)
Restructuring costs	—	—	2,375	—	—	2,375

Operating (loss) income	—	(112)	9,634	54	—	9,576

Interest (expense) income, non-related party, net	(2)	(8,046)	(530)	26	—	(8,552)
Interest income (expense), related party, net	—	1,543	(1,672)	129	—	—
Other expense	—	—	(129)	(17)	—	(146)

(Loss) income before taxes	(2)	(6,615)	7,303	192	—	878
Income tax provision	—	—	394	132	—	526
Equity in earnings of subsidiaries	354	6,969	—	—	(7,323)	—

Net income	352	354	6,909	60	(7,323)	352

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

For the Three Month Ended June 30, 2007

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$151,683	$—	$—	$151,683
Other service revenue	—	—	18,932	211	—	19,143
Fuel surcharge	—	—	23,884	—	—	23,884

Total operating revenues	—	—	194,499	211	—	194,710

Operating expenses:
Purchased transportation	—	—	123,427	—	—	123,427
Compensation	—	—	20,606	(19)	—	20,587
Fuel, supplies and maintenance	—	—	19,275	—	—	19,275
Depreciation and amortization	—	—	4,147	170	—	4,317
Selling and administrative	—	—	7,372	34	—	7,406
Insurance claims	—	—	4,467	(23)	—	4,444
Taxes and Licenses	—	—	843	—	—	843
Communication and utilities	—	—	2,497	—	—	2,497
(Gain)/loss on disposal of property and equipment	—	—	(33)	23	—	(10)

Operating income	—	—	11,898	26	—	11,924

Interest income (expense), non-related party, net	(9)	(7,480)	(428)	18	—	(7,899)
Interest income (expense), related party, net	—	—	(119)	119	—	—
Other (expense) income	(7)	—	175	228	—	396

Income (loss) before taxes	(16)	(7,480)	11,526	391	—	4,421
Income tax provision	—	—	2,078	57	—	2,135
Equity in earnings of subsidiaries	2,302	9,782	—	—	(11,928)	—

Net income	$2,286	$2,302	$9,448	$334	$(11,928)	$2,286

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

For the Six Months Ended June 30, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$301,024	$—	$—	$301,024
Other service revenue	—	—	53,160	262	—	53,422
Fuel surcharge	—	—	78,017	—	—	78,017

Total operating revenues	—	—	432,201	262	—	432,463

Operating expenses:
Purchased transportation	—	—	251,578	—	—	251,578
Compensation	—	—	55,999	—	—	55,999
Fuel, supplies and maintenance	—	—	63,168	—	—	63,168
Depreciation and amortization	—	—	10,228	—	—	10,228
Selling and administrative	—	112	17,671	33		17,816
Insurance claims	—	—	8,406	21	—	8,427
Taxes and Licenses	—	—	2,459	—	—	2,459
Communication and utilities	—	—	7,005	—	—	7,005
(Gain)/loss on disposal of property and equipment	—	—	(1,965)	—	—	(1,965)
Restructuring costs	—	—	2,375	—	—	2,375

Operating (loss) income	—	(112)	15,277	208	—	15,373

Interest income (expense), non-related party, net	21	(16,674)	(982)	49	—	(17,586)
Interest income (expense), related party, net	—	3,108	(3,367)	259	—	—
Other (expense) income	—	—	(191)	35	—	(156)

Income (loss) before taxes	21	(13,678)	10,737	551	—	(2,369)
Income tax (benefit) provision	—	—	(1,010)	208	—	(802)
Equity in (loss) earnings of subsidiaries	(1,588)	12,090	—	—	(10,502)	—

Net (loss) income	$(1,567)	$(1,588)	$11,747	$343	$(10,502)	$(1,567)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Statement of Operations

For the Six Month Ended June 30, 2007

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$293,756	$—	$—	$293,756
Other service revenue	—	—	35,668	443	—	36,111
Fuel surcharge	—	—	42,938	—	—	42,938

Total operating revenues	—	—	372,362	443	—	372,805
Operating expenses:
Purchased transportation	—	—	239,374	—	—	239,374
Compensation	—	—	40,275	(19)	—	40,256
Fuel, supplies and maintenance	—	—	35,399	—	—	35,399
Depreciation and amortization	—	—	8,149	343	—	8,492
Selling and administrative	—	—	13,801	71	—	13,872
Insurance claims	—	—	11,094	(12)	—	11,082
Taxes and Licenses	—	—	1,624	—	—	1,624
Communication and utilities	—	—	5,129	—	—	5,129
Loss on disposal of property and equipment	—	—	176	23	—	199

Operating income	—	—	17,341	37	—	17,378

Interest (expense) income, non-related party, net	(4)	(14,835)	(572)	34	—	(15,377)
Interest (expense) income, related party, net	—	—	(238)	238	—	—
Other (expense) income	(7)	—	146	220	—	359

(Loss) income before taxes	(11)	(14,835)	16,677	529	—	2,360
Income tax (benefit) provision	(1,007)	—	1,137	117	—	247
Equity in earnings of subsidiaries	1,117	15,952	—	—	(17,069)	—

Net income	$2,113	$1,117	$15,540	$412	$(17,069)	$2,113

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Balance Sheet

June 30, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$268	$2,450		$2,718
Accounts receivable, net	85	—	110,023	58		110,166
Prepaid expenses	—	46	11,891	9		11,946
Deferred tax assets, net	—	—	20,483	—		20,483
Other	6	—	8,166	(107)		8,065

Total current assets	91	46	150,831	2,410	—	153,378
Property and equipment, net	—	—	135,367	(23)		135,344
Goodwill	—	—	173,141	—		173,141
Intangibles, net	—	—	23,550	—		23,550
Investment in Subsidiaries	13,335	661,462	21,234	—	(696,031)	—
Non-current deferred tax assets, net	1,007	—	16,088			17,095
Other assets	—	10,981	1,573	—		12,554

Total assets	$14,433	$672,489	$521,784	$2,387	$(696,031)	$515,062

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Current maturities of indebtedness	—	—	4,797	—		4,797
Current maturities of capital lease obligations	—	—	2,619	—		2,619
Accounts payable	—	—	14,720	45		14,765
Intercompany	(12,215)	295,302	(256,895)	(4,958)	(21,234)	—
Affiliates and independent owner-operators payable	—	—	16,897			16,897
Accrued expenses	—	3,848	23,811	(11)		27,648
Environmental liabilities	—	—	3,210	—		3,210
Accrued loss and damage claims	—	—	8,612	—		8,612

Total current liabilities	(12,215)	299,150	(182,229)	(4,924)	(21,234)	78,548

Long-term indebtedness, less current maturities	—	360,004	5,943	—		365,947
Long-term capital leases, less current maturities	—	—	8,266			8,266
Environmental liabilities	—	—	6,418			6,418
Accrued loss and damage claims	—	—	12,507			12,507
Other non-current liabilities	—	—	14,236	659		14,895

Total liabilities	(12,215)	659,154	(134,859)	(4,265)	(21,234)	486,581
			—
Minority interest in subsidiary	—	—	1,833	—		1,833

Shareholders’ equity
Common Stock	362,343	354,963	493,866	7,629	(856,458)	362,343
Treasury stock	(1,580)	—	—	—	—	(1,580)
(Accumulated deficit) retained earnings	(127,713)	(136,155)	176,298	(392)	(39,751)	(127,713)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(16,559)	(15,884)	(15,354)	(530)	31,768	(16,559)
Stock subscriptions receivable	(254)	—	—	—		(254)

Total shareholders’ equity	26,648	13,335	654,810	6,652	(674,797)	26,648

Total liabilities, minority interest and shareholders’ equity	$14,433	$672,489	$521,784	$2,387	$(696,031)	$515,062

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Balance Sheet

December 31, 2007

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$7,339	$2,372		$9,711
Accounts receivable, net	64	—	98,916	101		99,081
Prepaid expenses	—	96	8,024	30		8,150
Deferred tax assets, net	—	—	20,483	—		20,483
Other	6	—	6,248	4		6,258

Total current assets	70	96	141,010	2,507	—	143,683

Property and equipment, net	—	—	122,014	(22)		121,992
Goodwill	—	—	173,575	—		173,575
Intangibles	—	—	24,167	—		24,167
Investment in subsidiaries	26,148	648,835	21,234	—	(696,217)	—
Non-current deferred tax	1,007	—	15,196			16,203
Other assets	—	11,923	2,433	—		14,356

	$27,225	$660,854	$499,629	$2,485	$(696,217)	$493,976

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Current maturities of indebtedness	—	—	413	—		413
Current maturities of capital leases	—	—	1,451	—		1,451
Accounts payable	—	—	17,385	43		17,428
Intercompany	(75)	288,656	(262,349)	(4,998)	(21,234)	—
Affiliates and independent owner-operators payable	—	—	12,597			12,597
Accrued expenses	—	3,866	21,994	97		25,957
Environmental liabilities	—	—	4,751	—		4,751
Accrued loss and damage claims	—	—	13,438	—		13,438
Income taxes payable	—	—	90	465		555

Total current liabilities	(75)	292,522	(190,230)	(4,393)	(21,234)	76,590

Long-term indebtedness, less current maturities	—	342,184	764	627		343,575
Long-term capital leases, less current maturities	—	—	3,832			3,832
Environmental liabilities	—	—	6,418			6,418
Accrued loss and damage claims	—	—	18,474			18,474
Other non-current liabilities	—	—	15,954			15,954

Total liabilities	(75)	634,706	(144,788)	(3,766)	(21,234)	464,843

Minority interest in subsidiaries	—	—	1,833	—		1,833

Shareholders’ equity:
Common Stock	361,617	354,963	493,866	7,629	(856,458)	361,617
Treasury stock	(1,564)	—	—	—	—	(1,564)
(Accumulated deficit) retained earnings	(126,146)	(122,478)	164,551	(408)	(41,665)	(126,146)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive income	(16,748)	(16,748)	(15,833)	(915)	33,496	(16,748)
Stock subscription receivable	(270)	—	—	—		(270)

Total shareholders’ equity	27,300	26,148	642,584	6,251	(674,983)	27,300

Total liabilities, minority interest and shareholders’ equity (deficit)	$27,225	$660,854	$499,629	$2,485	$(696,217)	$493,976

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,567)	$(1,588)	$11,747	$343	$(10,502)	$(1,567)
Adjustments for non-cash charges	1,567	4,145	(5,953)	259	10,502	10,520
Net changes in assets and liabilities	(21)	974	(21,507)	49	—	(20,505)
Intercompany activity	21	(3,531)	4,084	(574)	—	—

Net cash (used in) provided by operating activities	—	—	(11,629)	77	—	(11,552)

Cash flows from investing activities:
Capital expenditures	—	—	(12,884)	—	—	(12,884)
Acquisition of Boasso and business assets	—	—	—	—	—	—
Acquisition of businesses and assets	—	—	(1,395)	—	—	(1,395)
Boasso purchase adjustment	—	—	1,318	—	—	1,318
Proceeds from sales of property and equipment	—	—	3,331	1	—	3,332
Other	—	—	—	—	—	—

Net cash (used in) provided by investing activities	—	—	(9,630)	1	—	(9,629)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	—	1,731	—	—	1,731
Principal payments of long-term debt	—	—	(2,592)	—	—	(2,592)
Principal payments of capital lease obligations	—	—	(948)	—	—	(948)
Proceeds from revolver	—	74,100	—	—	—	74,100
Payments on revolver	—	(56,830)	—	—	—	(56,830)
Deferred financing fees	—	(528)	—	—	—	(528)
Other	—	(72)	(666)	—	—	(738)
Intercompany activity	—	(16,670)	16,670	—	—	—

Net cash provided by financing activities	—	—	14,195	—	—	14,195

Effect of exchange rate changes on cash	—	—	(7)	—	—	(7)

Net (decrease) increase in cash and cash equivalents	—	—	(7,071)	78	—	(6,993)
Cash and cash equivalents, beginning of period	—	—	7,339	2,372	—	9,711

Cash and cash equivalents, end of period	$—	$—	$268	$2,450	$—	$2,718

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2007

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,113	$1,117	$15,540	$412	$(17,069)	$2,113
Adjustments for non-cash charges	(2,113)	(14,882)	10,136	628	17,069	10,838
Net changes in assets and liabilities	—	(14)	(11,308)	(20)	—	(11,342)
Intercompany activity	(72)	13,779	(13,405)	(302)	—	—

Net cash (used in) provided by operating activities	(72)	—	963	718	—	1,609

Cash flows from investing activities:
Capital expenditures	—	—	(4,729)	(20)	—	(4,749)
Acquisition of businesses and assets	—	—	(3,032)	—	—	(3,032)
Proceeds from sales of property and equipment	—	—	4,141	102	—	4,243

Net cash (used in) provided by investing activities	—	—	(3,620)	82	—	(3,538)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments of long-term debt	—	(700)	—	—	—	(700)
Principal payments of capital lease obligations	—	—	(603)	—	—	(603)
Proceeds from revolver	—	26,800	—	—	—	26,800
Payments on revolver	—	(26,300)	—	—	—	(26,300)
Deferred financing fees	—	—	—	—	—	—
Other	72	—	(1,356)	—	—	(1,284)
Intercompany activity	—	200	(200)	—	—	—

Net cash provided by (used in) financing activities	72	—	(2,159)	—	—	(2,087)
Effect of exchange rate changes on cash	—	—	4	49	—	53
Net (decrease) increase in cash and cash equivalents	—	—	(4,812)	849	—	(3,963)

Cash and cash equivalents, beginning of period	—	—	5,386	1,455	—	6,841

Cash and cash equivalents, end of period	$—	$—	$574	$2,304	$—	$2,878

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

During 2008, we purchased two transportation companies and an affiliate for $2.1 million, in the aggregate, of which $1.4 million was paid in cash at closing and the remaining $0.7 million is payable over future periods. Of the total $2.1 million, we allocated $1.0 million to property and equipment, $0.8 million to goodwill, and $0.3 million to other intangible assets such as non-compete agreements.

Restructuring

During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of approximately 75 employees and certain contracts. As a result, we recorded a restructuring charge in our second quarter of $2.4 million of which the majority relates to our trucking segment. As of June 30, 2008, approximately $1.3 million was accrued related to these termination payments which are expected to be paid through the remainder of fiscal 2008 and 2009.

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

The asset lives used are presented in the following table:

Average Lives (in years)
Buildings and improvements	10 -25
Tractors and terminal equipment	5 - 7
Trailers	15 -20
Furniture and fixtures	3 - 5
Other equipment	3 - 10

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Goodwill - We evaluate goodwill for impairment at least annually during the second quarter with a measurement date of June 30, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). We have identified three reporting units: trucking, container services and other. Our evaluation of goodwill is measured through a two-step impairment test. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. We determined no impairment to have occurred as of June 30, 2008, since the calculated fair value exceeded the carrying amount.

Deferred tax assets - We use the liability method of accounting for income taxes as prescribed by SFAS No. 109. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

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

We project both aggregate U.S. pre-tax income as well as aggregate U.S. taxable income for the years 2008 through 2011 sufficient to absorb $74.0 million of the $94.0 million existing net operating loss carryforwards. At December 31, 2007 we had estimated $94.0 million in Federal net operating loss carryforwards, $2.6 million in alternative minimum tax credit carryforwards and $2.6 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2027, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. We do not have a history of net operating loss or tax credit carryforwards expiring unused; however, the Company determined based on the weight of available evidence that it is more likely than not that some portion of our $2.6 million foreign tax credits may not be realized. As a result, at December 31, 2007, a valuation allowance of $1.6 million was established against our foreign tax credit deferred tax asset. At June 30, 2008, our valuation allowance was $1.7 million.

We continue to believe it is more likely than not that the net deferred tax assets will be realizable. We will continue to review our forecast quarterly in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense.

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

Accident claims reserves - We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance included deductibles of $5 million per incident for bodily injury and property damage and $1 million for workers’ compensation for periods after September 15, 2002. Auto and general liability claims incurred on or after March 31, 2008 are subject to a deductible of $2.0 million per incident. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease, and for cargo losses. In developing liability reserves, we evaluate historical loss run data and actuarial calculations to develop our insurance reserve estimates. The most significant assumptions used in the

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Allowance for uncollectible receivables - The allowance for all potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by our management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to owner-operators and affiliates. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Absent a change in our collection efforts, a $50 million increase in our receivables (aged less than 30 days) resulting from transportation billings would increase our allowance for uncollectible receivables by approximately $0.2 million.

Stock compensation plans - Stock compensation is determined by the assumptions required under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time using graded vesting, which accelerates compensation expense in the first two years of the four-year vesting period. Stock-based compensation expense related to stock options and restricted stock was $0.3 million and $0.4 million, respectively, for the quarters ended June 30, 2008 and 2007. As of June 30, 2008, there was approximately $3.3 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost is approximately four years. For further discussion on stock-based compensation, see Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this report.

Pension plans - We maintain two noncontributory defined-benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions such as discount rates (5.50% to 5.75%) and assumed rates of return (7.50% to 8.00%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

The discount rate is based on a model portfolio of AA-rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds, plus an assumption of future inflation. The current investment policy target asset allocation differs between our two plans, but it is between 50% to 67% for equities and 33% to 50% for bonds. The current inflation assumption is 3.0%. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. The effects of the modifications are amortized over future periods.

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. At December 31, 2007, our projected benefit obligation (“PBO”) was $45.8 million. Our projected 2008 net periodic pension expense is $189,000. A 1.0% decrease in our assumed discount rate would increase our PBO to $50.6 million and decrease our 2008 net periodic pension expense to $169,000. A 1.0% increase in our assumed discount rate would decrease our PBO to $41.8 million and increase our 2008 net periodic pension expense to $191,000. A 1.0%

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

decrease in our assumed rate of return would not change our PBO but would increase our 2008 net periodic pension expense to $596,000. A 1.0% increase in our assumed rate of return would not change our PBO but would decrease our 2008 net periodic pension expense to a credit of $219,000.

Restructuring - We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We have made estimates of the costs to be incurred as part of our restructuring plan. During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of approximately 75 employees and certain contracts. As a result, we recorded a restructuring charge in our second quarter of $2.4 million of which the majority relates to our trucking segment. As of June 30, 2008, approximately $1.3 million was accrued related to these termination payments which are expected to be paid through the remainder of fiscal 2008 and 2009.

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

In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. We are currently evaluating the potential impact the adoption of FSP FAS 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our financial statements or related disclosures.

In June 2008 the FASB Issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF No. 08-3”). EITF No. 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principal. We are currently evaluating the potential impact the adoption of EITF No. 08-3 will have on our consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Adoption of Statement of Financial Accounting Standards No. 157 and No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. On January 1, 2008, we adopted the provisions of SFAS 159, which did not have an impact on the consolidated financial statements.

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value and provides guidance for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued final Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. In February 2008, the FASB also issued final Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We have elected this one-year deferral and thus will not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis until our fiscal year beginning January 1, 2009.

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

We have no financial assets or financial liabilities that require application of SFAS 157.

We generally apply fair value techniques on a non-recurring basis associated with (1) valuing potential impairment loss related to goodwill and indefinite-lived intangible assets accounted for pursuant to SFAS No. 142 and (2) valuing potential impairment loss related to long-lived assets accounted for pursuant to SFAS No. 144.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and six months ended June 30, 2008 and June 30, 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Transportation	67.8%	77.9%	69.6%	78.8%
Other service revenue	11.9%	9.8%	12.4%	9.7%
Fuel surcharge	20.3%	12.3%	18.0%	11.5%

Total operating revenues	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	58.8%	63.4%	58.2%	64.2%
Compensation	12.2%	10.6%	13.0%	10.8%
Fuel, supplies and maintenance	14.7%	10.0%	14.6%	9.5%
Depreciation and amortization	2.4%	2.1%	2.4%	2.2%
Selling and administrative	3.8%	3.8%	4.1%	3.7%
Insurance claims	1.2%	2.3%	1.9%	3.0%
Taxes and licenses	0.6%	0.4%	0.6%	0.4%
Communication and utilities	1.5%	1.3%	1.6%	1.4%
(Gain) loss on disposal of property and equipment	-0.6%	0.0%	-0.5%	0.1%
Restructuring costs	1.1%	0.0%	0.5%	0.0%

Total operating expenses	95.7%	93.9%	96.4%	95.3%

Operating income	4.3%	6.1%	3.6%	4.7%

Interest expense	-3.9%	-4.1%	-4.1%	-4.2%
Interest income	0.0%	0.1%	0.0%	0.1%
Other (expense) income	-0.1%	0.2%	0.0%	0.1%

Income (loss) before income taxes	0.3%	2.3%	-0.5%	0.7%
Provision for (benefit from) for income taxes	0.1%	1.1%	-0.2%	0.1%

Net income (loss)	0.2%	1.2%	-0.3%	0.6%

The following table shows the approximate number of terminals, drivers, tractors and trailers, that we managed (including affiliates and owner-operators) as of June 30:

	2008	2007
Terminals (1)	161	165

Drivers	3,350	3,349

Tractors	3,357	3,737

Trailers (2)	7,625	7,628

(1)	excludes transload facilities
(2)	excludes 115 and 209 trailers that are held-for-sale as of June 30, 2008 and 2007, respectively

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

For the quarter ended June 30, 2008, total revenues were $224.0 million, an increase of $29.3 million, or 15.0%, from revenues of $194.7 million for the same period in 2007. Transportation revenue increased by $0.1 million or 0.1% primarily due to an $11.1 million increase from the newly acquired Boasso operations offset by a $11.0 million decrease in our pre-existing business. In addition, we had a 7.7% decrease in the total number of miles driven and a 3.9% decrease in loads offset by an increase of 1.1% related to more workdays in 2008. This decrease in volume was offset by average rate increases of 1.6% as compared to the comparable prior-year period.

Other service revenue increased $7.5 million, or 39.4%. This increase was primarily due to a $7.4 million increase in revenue generated by the newly acquired Boasso operations. Fuel surcharge revenue increased $21.6 million, or 90.6%, primarily due to the increase in the average fuel price and to the acquisition of Boasso offset by a decrease in the total number of billed miles.

Purchased transportation increased by $8.2 million, or 6.6%, due primarily to $7.2 million of expense from the newly acquired Boasso operations. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 66.7% for the current quarter versus 70.3% for the prior-year quarter due primarily to the conversion of affiliate terminals to company-owned terminals. Our affiliates generated 49.2% of our transportation revenue and fuel surcharge revenue for the three months ended June 30, 2008 compared to 57.4% for the comparable prior year period. We pay our affiliates a greater percentage of revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. During the 2008 and 2007 quarters, we paid our affiliates approximately 85% of the transportation revenue while we typically paid Company owner-operators approximately 65% of the invoiced linehaul amount. During 2008, we began testing a revenue-per-mile compensation approach with select owner-operators in lieu of our typical percentage of linehaul compensation approach. We believe this change will better compensate drivers for work performed, leading to increased productivity, better equipment utilization and a reduction of empty miles.

Compensation expense increased $6.8 million, or 33.1%, primarily due to a $4.7 million increase from the newly acquired Boasso operations, approximately $1.6 million in increased wages and payroll taxes from new or converted Company terminals added over the prior twelve months and $0.7 million increase in healthcare costs.

Fuel, supplies and maintenance increased $13.8 million, or 71.4%, due to $5.6 million of expense from the newly acquired Boasso operations, $4.8 million of increased fuel costs due to costs associated with the shift of revenue from affiliates to company-owned terminals, $0.7 million of increased lease costs as we fund the addition of newer trailers and tractors to our fleet through the use of operating leases and increased maintenance expense of $1.2 million as we increased the capacity of our equipment.

Selling and administrative expenses increased by $1.2 million, or 15.7%, due to $1.0 million of expense from the newly acquired Boasso operations.

Insurance expense decreased by $1.6 million, or 35.5%, due primarily to a reduction in the number and severity of accidents in the current- year quarter.

We generated a gain on disposal of assets of $1.4 million as compared to a gain of less than $0.1 million in the comparable prior-year period. The gain in the current year resulted from the sale of land not used in our business.

In 2008, we incurred restructuring costs of $2.4 million primarily due to one-time employee termination benefits and costs associated with contract terminations related to our restructuring plan.

For the quarter ended June 30, 2008, operating income totaled $9.6 million, a decrease of $2.3 million or 19.7%, compared to $11.9 million for the same period in 2007. The operating margin for the quarter ended June 30, 2008, was 4.3% compared to 6.1% for the same period in 2007 as a result of the above-mentioned items.

Interest expense increased by $0.6 million, or 7.0%, in the quarter ended June 30, 2008 compared to the same period in 2007, primarily due to interest on our new $50 million of Senior Floating Rate Notes issued in December 2007. These notes, along with our entry into a new asset based lending facility, were issued primarily to fund the acquisition of Boasso, and to repay a portion of the term loan under our previous credit facility. In conjunction with these notes, we are incurring increased amortization of the original issue discount related to these notes. In addition, the amortization of deferred financing costs has increased due to the refinancing of our senior credit facility in December 2007.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The provision for income taxes was $0.5 million for the quarter ended June 30, 2008 compared to a tax provision of $2.1 million for the same period in 2007. Our effective tax rates for the three months ended June 30, 2008 and 2007 were approximately 60.0% and 48.3%, respectively. We expect our effective annual income tax rate for the year ended December 31, 2008 to range from 32% to 39%.

For the quarter ended June 30, 2008, our net income was $0.4 million, compared to net income of $2.3 million for the same period last year.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

For the six months ended June 30, 2008, total revenues were $432.5 million, an increase of $59.7 million, or 16.0%, from revenues of $372.8 million for the same period in 2007. Transportation revenue increased by $7.3 million or 2.5%, primarily due to a $21.2 million increase from the newly acquired Boasso operations offset by a $14.0 million decrease in our pre-existing business. We had a 6.2% decrease in the total number of miles driven as the average number of miles per load decreased slightly over the prior year period along with a decrease in overall loads. This decrease in volume was offset by rate increases of 2.2% over the comparable prior year.

Other service revenue increased $17.3 million, or 47.9%. This increase was primarily due to a $14.8 million increase in revenue generated by the newly acquired Boasso operations. In addition, tank wash revenue increased $1.9 million in the first half of 2008 as compared to 2007 due to the inclusion of a tank wash business acquired on May 1, 2007 and rental revenues increased by $0.2 million. Fuel surcharge revenue increased $35.1 million, or 81.7% primarily due to an increase in the price of fuel offset in part by a decrease in the total number of miles driven.

Purchased transportation increased by $12.2 million, or 5.1%, due primarily to $13.3 million of expense from the newly acquired Boasso operations and offset by a reduction of $1.1 million due to the conversion of affiliates to company-owned operations partially offset by increased fuel surcharge revenues paid to our drivers and affiliates. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 66.4% for the current six months versus 71.1% for the prior-year comparable period due primarily to the conversion of affiliate terminals to Company terminals. Our affiliates generated 49.4% of our transportation revenue and fuel surcharge revenue for the six months ended 2008 compared to 58.9% for the comparable prior year period. We pay our affiliates a greater percentage of revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. During the 2008 and 2007 periods, we paid our affiliates approximately 85% of the transportation revenue and paid owner-operators approximately 65% of transportation revenue. During 2008, we began testing a revenue-per-mile compensation approach with select owner-operators in lieu of our typical percentage of linehaul compensation approach. We believe this change will better compensate drivers for work performed, leading to increased productivity, better equipment utilization and a reduction of empty miles.

Compensation expense increased $15.7 million, or 39.1%, due to $9.2 million of expense from the newly acquired Boasso operations. In addition, we had an increase of $5.3 million due to new or converted Company terminals added over the prior year and $0.9 million increase in healthcare costs.

Fuel, supplies and maintenance increased $27.8 million, or 78.4%, due to $10.7 million of expense from the newly acquired Boasso operations, increased fuel costs of $9.1 million, costs associated with the shift of revenue from affiliates to company-owned terminals, increased lease costs of $3.0 million as we fund the expansion of our trailer fleet through the use of operating leases and increased maintenance of $2.5 million as we increase the capacity of our equipment.

Selling and administrative expenses increased by $3.9 million, or 28.4%, due to $2.1 million of expense from the newly acquired Boasso operations. We also incurred in the current year $0.7 million of increased professional fees, and an increase of $0.6 million in facility costs associated with the affiliate conversions.

Insurance expense decreased by $2.7 million, or 24.0%, due primarily to a reduction in the number and severity of accidents that occurred during the six months ended June 30, 2008.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Gain on disposal of property and equipment was $2.0 million in 2008 as compared to a loss of $0.2 million in 2007. The gain in the current year resulted from the sale of three properties and land not used in our business compared with a loss in the prior year period resulting from the disposals of certain tank wash equipment.

In 2008, we incurred restructuring costs of $2.4 million primarily due to one-time employee termination benefits and costs associated with contract terminations related to our restructuring plan.

For the six months ended June 30, 2008, operating income totaled $15.4 million, a decrease of $2.0 million or 11.5%, compared to $17.4 million for the same period in 2007. The operating margin for the six months ended June 30, 2008, was 3.6% compared to 4.7% for the same period in 2007 as a result of the above items.

Interest expense increased by $2.0 million, or 12.9%, in the first half of 2008 compared to the same period in 2007, primarily due to interest on our new $50 million of Senior Floating Rate Notes issued in December 2007. These notes, along with our entry into a new asset based lending facility, were issued primarily to fund the acquisition of Boasso, and to repay a portion of the term loan under our previous credit facility. In conjunction with these notes, we are incurring increased amortization of the original issue discount related to these notes. In addition, the amortization of deferred financing costs has increased due to the refinancing of our senior credit facility in December 2007.

The benefit from income taxes was $0.8 million for the six months ended June 30, 2008 compared to a provision of $0.2 million for the same period in 2007. In prior year period, the $0.2 million provision included the recognition of a $1.0 million tax benefit in the first quarter. This benefit arose from the identification of previously unrecognized deferred tax assets and a change in our expected effective tax rate.

For the six months ended June 30, 2008, our net loss was $1.6 million, compared to net income of $2.1 million for the same period last year.

Segment Operating Results

Prior to 2008, we reported our financial information as a single segment. As of June 30, 2008, we have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

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

Segment revenues and operating income include the allocation of fuel surcharge. The operating income reported in our segments excludes amounts reported in Other operating income, such as corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. Included in Other revenues are revenues from our tank wash services and other value-added services. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Summarized segment operating results are as follows (in thousands):

	Three months ended June 30,				Change
	2008	% of Total	2007	% of Total	$	%
Operating revenues:
Trucking	182,295	81.4%	171,453	88.1%	10,842	6.3%
Container Services	22,387	10.0%	2,403	1.2%	19,984	831.6%
Other revenue	19,280	8.6%	20,854	10.7%	(1,574)	(7.6)%

Total	223,962	100.0%	194,710	100.0%

Operating income:
Trucking	8,925	66.2%	14,830	91.3%	(5,905)	(39.8)%
Container Services	2,070	15.3%	(559)	(3.4)%	2,629	470.3%
Other operating income	2,492	18.5%	1,960	12.1%	532	27.1%

Total	13,487	100.0%	16,231	100.0%

	Six months ended June 30,				Change
	2008	% of Total	2007	% of Total	$	%
Operating revenues:
Trucking	349,923	80.9%	332,571	89.2%	17,352	5.2%
Container Services	44,270	10.2%	4,504	1.2%	39,766	882.9%
Other revenue	38,270	8.9%	35,730	9.6%	2,540	7.1%

Total	432,463	100.0%	372,805	100.0%

Operating income:
Trucking	15,700	66.4%	22,990	88.2%	(7,290)	(31.7)%
Container Services	4,077	17.3%	(208)	(0.8)%	4,285	2060.1%
Other operating income	3,859	16.3%	3,287	12.6%	573	17.4%

Total	23,636	100.0%	26,069	100.0%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Operating revenue:

Trucking – revenues increased $10.8, million or 6.3%, for the quarter ended June 30, 2008 compared to the same period for 2007 due to an increase of $23.6 million of fuel surcharge offset by a decrease of $12.8 million due to fewer miles driven.

Container Services – revenues increased $20.0 million, or more than 100.0%, for the quarter ended June 30, 2008 compared to the same period for 2007 due to the newly acquired Boasso operations.

Other revenue – revenues decreased $1.6 million, or 7.6%, for the quarter ended June 30, 2008 compared to the same period for 2007 due primarily to a decrease in our tank wash revenue.

Operating income:

Trucking – operating income decreased $5.9, million or 39.8%, for the quarter ended June 30, 2008 compared to the same period for 2007 due to fewer billed miles and the conversion of affiliates which increased facility, leasing, and maintenance costs.

Container Services – operating income increased $2.6 million, or more than 100.0%, for the quarter ended June 30, 2008 compared to the same period for 2007 due to the newly acquired Boasso operations.

Other operating income – operating income increased $0.5 million, or 27.1%, for the quarter ended June 30, 2008 compared to the same period for 2007.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Operating revenue:

Trucking – revenues increased $17.4, million or 5.2%, for the six months ended June 30, 2008 compared to the same period for 2007 due to an increase of $42.5 million of fuel surcharge offset by a decrease of $25.1 million due to fewer miles driven.

Container Services – revenues increased $39.8 million, or more than 100.0%, for the six months ended June 30, 2008 compared to the same period for 2007 due to the newly acquired Boasso operations.

Other revenue – revenues increased $2.5 million, or 7.1%, for the six months ended June 30, 2008 compared to the same period for 2007 due to an increase in our tank wash revenue, which includes the acquisition of a tank wash business acquired in May 2007.

Operating income:

Trucking – operating income decreased $7.3 million, or 31.7%, for the six months ended June 30, 2008 compared to the same period for 2007 due to fewer billed miles and the conversion of affiliates which increased facility, leasing, and maintenance costs.

Container Services – operating income increased $4.3 million, or more than 100.0%, for the six months ended June 30, 2008 compared to the same period for 2007 due to the newly acquired Boasso operations.

Other operating income – operating income increased $0.6 million, or 17.4%, for the six months ended June 30, 2008 compared to the same period for 2007.

Liquidity and Capital Resources

The following summarizes our cash flows for the six months ended June 30, 2008 and 2007 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements (in thousands):

	Six Months Ended June 30,
	2008	2007
Net cash (used in) provided by operating activities	$(11,552)	$1,609
Net cash used in investing activities	(9,629)	(3,538)
Net cash provided by (used in) financing activities	14,195	(2,087)
Effect of exchange rate changes on cash	(7)	53

Net decrease in cash and cash equivalents	(6,993)	(3,963)
Cash and cash equivalents at beginning of period	9,711	6,841

Cash and cash equivalents at end of period	$2,718	$2,878

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Net cash used in operating activities was $11.6 million for the six-month period ended June 30, 2008 compared to $1.6 million provided by in the comparable 2007 period. The $13.2 million change in cash used in operating activities was due in part to the payment of four large claims classified under accrued loss and damage claims.

Cash used in investing activities totaled $9.6 million for the six-month period ended June 30, 2008, compared to $3.5 million used in the comparable 2007 period. The $6.1 million change resulted from an increase in capital expenditures due in part to development costs associated with our new terminal in Newark, New Jersey, offset in part by reduced cash paid for business assets purchased and a cash refund due to a downward adjustment of the purchase price for Boasso.

Cash provided by financing activities was $14.2 million during the six-month period ended June 30, 2008, compared to net cash used in financing activities of $2.1 million for the same period in 2007. The increase was primarily due to $17.3 million of increased borrowings on our revolver that was used to pay accrued loss and damage claims and for capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at June 30, 2008 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2008	Year 2009	Year 2010	Year 2011	Year 2012	Year 2013 and after
Operating leases (1)	$94,201	$13,303	$23,892	$18,432	$13,684	$10,246	$14,644
Total indebtedness (2)	374,640	2,840	5,802	126,429	1,173	135,863	102,533
Capital leases	10,885	2,620	2,986	1,813	1,565	1,195	706
Interest on indebtedness (3)	91,838	13,645	27,637	25,936	15,983	6,374	2,263

Total	$571,564	$32,408	$60,317	$172,610	$32,405	$153,678	$120,146

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases.
(2)	Excludes an unamortized original issue discount of $3.9 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of June 30, 2008 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of June 30, 2008 will remain in effect until maturity.

Other Liabilities and Obligations

We have $9.6 million of environmental liabilities, $7.3 million of pension plan obligations and $21.1 million of other insurance claim obligations. We expect to pay these various obligations over the next ten years. We also have $56.8 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of June 30, 2008 for our insurance administrator totaled $47.1 million. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letters of credit. As of June 30, 2008, our FIN 48 liability is $2.6 million and represents total gross unrecognized tax benefits that may be paid in future periods. In addition, we have accrued $1.9 million of interest and penalties that may be paid in future periods.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2008	December 31, 2007

Capital lease obligations	$10,885	$5,283
ABL Facility	101,400	84,130
Senior Floating Rate Notes due 2012	135,000	135,000
9% Senior Subordinated Notes due 2010	125,000	125,000
Boasso Note	2,500	2,500
Other Notes	10,740	1,805

Long-term debt, including current maturities	385,525	353,718
Discount on Senior Floating Rate Notes	(3,896)	(4,447)

	381,629	349,271
Less current maturities of long-term debt (including capital lease obligations)	(7,416)	(1,864)

Long-term debt, less current maturities	$374,213	$347,407

Our principal debt sources at June 30, 2008 comprise $125 million aggregate principal amount of 9% Notes, $135 million principal amount of our 2012 Notes and a $225 million ABL Facility.

The ABL Facility

The ABL Facility, which was effective December 18, 2007, consists of a current asset-based revolving facility in an initial amount of $195.0 million (the “current asset tranche”) and a fixed asset-based revolving facility in an initial amount of $30.0 million (the “fixed asset tranche”), with the total commitments under the fixed asset tranche to be reduced, and the total commitments under the current asset tranche correspondingly increased by $5.0 million on December 18, 2009 and 2010. Borrowings of revolving loans under the ABL Facility are allocated pro rata to the current asset tranche and the fixed asset tranche based on the then-current current asset borrowing base and the then-current fixed asset borrowing base. The ABL Facility matures June 18, 2013. The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.

The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit, which are allocated pro rata between the two tranches based on the then-current borrowing base for each tranche (or, if the credit extensions under the fixed asset tranche are repaid and the commitments thereunder are terminated prior to the termination of the ABL Facility, to the current asset tranche), and up to $10.0 million for swingline borrowings on same-day notice, which are allocated under the current asset tranche. The proceeds of the ABL Facility were used, together with the proceeds from an additional private offering of $50 million of the 2012 Notes, to finance a portion of the Boasso acquisition. The ABL Facility contains a fixed charge coverage ratio of 1.0 to 1.0 which only needs to be met if borrowing availability is less than $20 million. At June 30, 2008, we had $46.0 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin for borrowings under the current asset tranche at June 30, 2008 is 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at June 30, 2008 is 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate for the ABL Facility is the higher of the prime rate and the federal funds overnight rate plus 0.50%. We are also required to pay a fee for utilized commitments under the ABL Facility at a rate equal to 0.25% per annum. The ABL Facility is required to be prepaid only to the extent that the aggregate amount of outstanding borrowings, unreimbursed letter of credit drawings and undrawn letters of credit under the relevant tranche exceeds the lesser of the applicable commitments and the applicable borrowing base in effect at such time for such tranche. The borrowing base for the current asset tranche consists of eligible accounts receivable, eligible inventory and eligible truck and trailer fleet, and the borrowing base for the fixed asset tranche consists of eligible real property and certain eligible equipment. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at June 30, 2008 was 4.6%.

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

We incurred $6.6 million in debt issuance costs relating to the ABL Facility. We are amortizing these costs over the term of the ABL Facility.

Senior Floating Rate Notes

On January 28, 2005, QD LLC and QD Capital sold $85 million in Senior Floating Rate Notes, guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. On December 18, 2007, QD LLC and QD Capital sold $50 million in Senior Floating Rate Notes, guaranteed by QDI and domestic subsidiaries at 93% of the face value of the notes. On June 4, 2008, we satisfied our contractual obligation to exchange the Senior Floating Rate Notes sold in December 2007 for Senior Floating Rate Notes registered under the Securities Act. The Senior Floating Rate Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds of the $85 million offering were used to repay approximately $70 million of a previous term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of previous outstanding debt. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our previous credit facility. The net proceeds of the $50 million offering were used to repay a portion of the term loan under our previous credit facility. The interest rate on the $85 million of the 2012 Notes at June 30, 2008 and 2007 was 7.2% and 9.9%, respectively. The interest rate on the $50 million of the 2012 Notes at June 30, 2008 was 7.2%.

We incurred $2.5 million in debt issuance costs relating to the $85 million of the 2012 Notes and $2.2 million related to the $50 million of the 2012 Notes. We are amortizing these costs over the term of the notes.

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

9% Senior Subordinated Notes

The 9% Notes are unsecured obligations of QD LLC and QD Capital due 2010, guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

We incurred $5.5 million in debt issuance costs relating to the 9% Notes. We are amortizing these costs over the term of the 9% Notes.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

Boasso Note

Included in the aggregate purchase price of the Boasso acquisition is a $2.5 million 7% promissory note with a maturity on December 18, 2009 for the benefit of a former Boasso shareholder. The shareholder has the right to demand payment on December 18, 2009. The Boasso Note is convertible into shares of our common stock following the first anniversary of the acquisition at the election of the holder at a price of $4.47 per share (the closing price of the shares reported on NASDAQ on the day before the acquisition). If the conversion option is exercised, we have the right, instead of issuing shares, to pay the holder a cash amount equal to the number of shares of common stock into which the Boasso Note is then convertible multiplied by the average closing price plus any accrued and unpaid interest.

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

The term loan and revolver were guaranteed by all of our existing and future direct and indirect domestic subsidiaries (collectively, the “subsidiary guarantors”). Our obligations under the term loan and revolver and our subsidiary guarantor obligations were collateralized by a first priority perfected lien on substantially all of our properties and assets and those of the subsidiary guarantors, now owned or subsequently acquired, including a pledge of all capital stock and notes owned by us and the subsidiary guarantors, subject to certain exceptions. In addition, in certain cases, no more than 65.0% of the stock of our foreign subsidiaries is required to be pledged. Such assets pledged also collateralize certain interest rate protection and other hedging agreements permitted by the credit facility that may be entered into from time to time by us.

QD LLC has the ability to incur additional debt, subject to limitations imposed by the indentures governing the 9% Notes and the 2012 Notes. Under the indentures governing the 9% Notes and 2012 Notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.00 to 1.0 or less. As of June 30, 2008 we were in compliance with this covenant.

We are in compliance with all covenants at June 30, 2008.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Debt Retirement

The following is a schedule of our indebtedness at June 30, 2008 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2008	2009	2010	2011	2012 and after	Total
Boasso Note (1)	$—	$2,500	$—	$—	$—	$2,500
Capital lease obligations	2,620	2,986	1,813	1,565	1,901	10,885
ABL Facility (2)	—	—	—	—	101,400	101,400
9% Senior Subordinated Notes, due 2010	—	—	125,000	—	—	125,000
Senior Floating Rate Notes, due 2012 (3)	—	—	—	—	135,000	135,000
Other Notes	2,840	3,301	1,429	1,172	1,998	10,740

Total	$5,460	$8,787	$128,242	$2,737	$240,299	$385,525

(1)	The holder of the Boasso Note has the option to convert the Boasso Note into shares of our common stock following the first anniversary of the acquisition.
(2)	The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.
(3)	Amounts do not include the remaining unamortized original issue discount of $3.9 million relating to the 2012 Notes.

The following is a schedule of our debt issuance costs at June 30, 2008 (in thousands):

	Issuance Costs	Accumulated Amortization	Balance
ABL Facility	$6,625	$(652)	$5,973
9% Senior Subordinated Notes, due 2010	5,496	(3,671)	1,825
Senior Floating Rate Notes, due 2012	4,701	(1,517)	3,184

Total	$16,822	$(5,840)	$10,982

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as well as those discussed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and in this Quarterly Report on Form 10-Q. These factors include:

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

•	the cost of complying with existing and future anti-terrorism security measures enacted by federal, state and municipal authorities,

•	the potential loss of our ability to use net operating losses to offset future income due to a change of control,

•	increased unionization, which could increase our operating costs or constrain operating flexibility,

•	changes in senior management,

•	our ability to successfully manage workforce restructurings,

•	our ability to successfully integrate acquired businesses and converted affiliates, and

•	interests of Apollo Management, our largest shareholder, which may conflict with your interests.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

http://www.qualitydistribution.com. We will also provide electronic or paper copies of our SEC filings free of charge on request. Any information on or linked from our website is not incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the six months ended June 30, 2008, we did not hold derivative instruments or engage in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under the ABL Facility and the 2012 Notes. With regard to the ABL Facility at QD LLC’s option, the applicable margin for borrowings under the current asset tranche at June 30, 2008 is 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at June 30, 2008 is 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate under the ABL Facility is equal to the higher of the prime rate and the federal funds overnight rate plus 0.50%. The base rate for our 2012 Notes is LIBOR plus 4.50%.

	Balance at June 30, 2008	Interest Rate at June 30, 2008	Effect of 1% Increase
	($ in 000s)		($in 000s)
ABL Facility	$101,400	4.61%	$1,014
Senior Floating Rate Notes - $50M	50,000	7.21%	500
Senior Floating Rate Notes - $85M	85,000	7.21%	850

Total	$236,400		$2,364

At June 30, 2008, a 1% point increase in the current per annum interest rate for each would result in $2.4 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of June 30, 2008. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 6.7% of our consolidated revenue for the six months ended June 30, 2008 and 7.4% of our consolidated revenue for the six months ended June 30, 2007. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the U.S. dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the six months ended June 30, 2008 were positively impacted by a $3.2 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first six months of 2008 related to the Canadian dollar versus the U.S. dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.3 million for the six months ended June 30, 2008, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the U.S. dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at June 30, 2008, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. During the first six months of 2008, diesel fuel prices continued to rise to record levels. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the six months ended June 30, 2008 and 2007, a majority of fuel costs were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2008 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Since the acquisition of Boasso in December 2007, we have been diligently working to integrate and assimilate Boasso’s operations into our internal operating procedures, information systems and accounting controls. While in this transition phase during the six months ended June 30, 2008, we reviewed the financial information obtained from Boasso and performed additional procedures with respect to such information in order to determine its accuracy and reliability. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

Other than reported in “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2007, “Note 17. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 9. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A — Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 included under Item 1A “Risk Factors” in addition to the other information set forth in this report (including the risk identified below). The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Restructuring plans involve risks to our business operations and may not reduce our costs.

In April 2008, we announced restructuring plans that involve terminating approximately 75 employees in the aggregate and certain contract terminations. These steps have placed, and will continue to place, pressures on our management, administrative and operational infrastructure as well as on our results of operations. Employees that departed in connection with the restructuring possessed knowledge of our business, skills and relationships with our customers, affiliates, drivers and other employees that were not replaced. As a result, our remaining employees may be required to serve new operational roles in which they have limited experience, which may reduce employee satisfaction and productivity. New relationships may also reduce customer, affiliate or driver satisfaction. Additionally, our restructuring plans and related efforts may divert management’s and other employee’s attention from other business concerns.

Due to the restructuring, we have taken a pre-tax charge in the second quarter which represents our estimates of severance-related and contract termination costs, of which the majority were cash expenditures paid during the quarter ended June 30, 2008 or that we expect to pay in the future. Actual costs may exceed our estimates. Furthermore, we have formulated these restructuring plans with the goal of reducing our future operating expenses. Our future operating expenses may not be reduced as we expect, or reductions may be offset in the future by other expenses.

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

ITEM 3 — Defaults Upon Senior Securities

None

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

ITEM 4 — Submission of Matters to a Vote of Security Holders

The annual general meeting of the shareholders of Quality Distribution, Inc. was held on May 15, 2008. At the meeting, the following actions were approved by the shareholders. There were no broker non-votes.

Eight individuals were elected as directors of QDI. The voting was as follows:

	For	Withheld
Marc E. Becker	17,230,508	863,379
Gary R. Enzor	17,340,083	753,804
Richard B. Marchese	18,000,953	92,934
Thomas R. Miklich	18,001,453	92,434
Stanly Parker, Jr.	17,244,748	849,139
M. Ali Rashid	17,230,008	863,879
Alan H. Schumacher	18,001,313	92,574
Thomas M. White	17,244,148	849,739

The voting on the following resolution was as follows:

	For	Withheld	Abstain
Ratification of PricewaterhouseCoopers as Independent Registered Certified Public Accounting Firm	18,069,517	15,931	8,439

ITEM 5 — Other Information

None

ITEM 6 — Exhibits

Exhibit No.	Description
10.1	Agreement and Release, effective as of April 24, 2008, between Quality Distribution, Inc. and Virgil Leslie.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

August 8, 2008	/s/ Gary R. Enzor
GARY R. ENZOR,
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

August 8, 2008	/s/ Stephen R. Attwood
STEPHEN R. ATTWOOD, SENIOR VICE
PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)