Form 10-Q
period 2008-09-30
QUALITY DISTRIBUTION INC
filed 2008-11-07
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of November 3, 2008, the registrant had 19,528,071 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited - in 000’s, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Transportation	$144,774	$148,900	$445,798	$442,656
Other service revenue	25,494	18,736	78,916	54,847
Fuel surcharge	44,473	24,545	122,490	67,483

Total operating revenues	214,741	192,181	647,204	564,986

OPERATING EXPENSES:
Purchased transportation	124,800	118,653	376,378	358,027
Compensation	27,519	22,302	83,518	62,558
Fuel, supplies and maintenance	30,031	21,146	93,199	56,545
Depreciation and amortization	5,207	4,468	15,435	12,960
Selling and administrative	8,699	7,442	26,515	21,314
Insurance claims	3,202	3,239	11,629	14,321
Taxes and licenses	1,583	1,105	4,042	2,729
Communication and utilities	3,104	2,952	10,109	8,081
(Gain) loss on disposal of property and equipment	(867)	219	(2,832)	418
Restructuring costs	1,700	—	4,075	—

Total operating expenses	204,978	181,526	622,068	536,953

Operating income	9,763	10,655	25,136	28,033
Interest expense	8,455	7,651	26,246	23,403
Interest income	(128)	(198)	(333)	(573)
Other expense (income)	15	(279)	171	(638)

Income (loss) before income taxes	1,421	3,481	(948)	5,841
Provision for (benefit from) income taxes	704	1,982	(98)	2,229

Net income (loss)	$717	$1,499	$(850)	$3,612

PER SHARE DATA:
Net income (loss) per common share
Basic	$0.04	$0.08	$(0.04)	$0.19

Diluted	$0.04	$0.08	$(0.04)	$0.19

Weighted average number of shares
Basic	19,387	19,357	19,377	19,353

Diluted	19,556	19,488	19,377	19,488

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In 000’s)

Unaudited

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$23,443	$9,711
Accounts receivable, net	106,352	99,081
Prepaid expenses	9,607	8,150
Deferred tax assets, net	20,483	20,483
Other	6,970	6,258

Total current assets	166,855	143,683
Property and equipment, net	154,178	121,992
Goodwill	173,143	173,575
Intangibles, net	23,124	24,167
Non-current deferred tax assets, net	17,095	16,203
Other assets	11,669	14,356

Total assets	$546,064	$493,976

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of indebtedness	$7,213	$413
Current maturities of capital lease obligations	7,892	1,451
Accounts payable	17,485	17,428
Affiliates and independent owner-operators payable	16,349	12,597
Accrued expenses	30,008	25,957
Environmental liabilities	3,875	4,751
Accrued loss and damage claims	9,842	13,438
Income tax payable	—	555

Total current liabilities	92,664	76,590

Long-term indebtedness, less current maturities	371,671	343,575
Capital lease obligations, less current maturities	17,810	3,832
Environmental liabilities	6,636	6,418
Accrued loss and damage claims	13,831	18,474
Other non-current liabilities	13,652	15,954

Total liabilities	516,264	464,843

Commitments and contingencies - Note 9
Minority interest in subsidiary	1,833	1,833

SHAREHOLDERS’ EQUITY
Common stock, no par value; 29,000 shares authorized; 19,732 issued and 19,528 outstanding at September 30, 2008 and 19,334 issued and 19,176 outstanding at December 31, 2007	362,760	361,617
Treasury stock, 204 and 158 shares at September 30, 2008 and December 31, 2007	(1,580)	(1,564)
Accumulated deficit	(126,996)	(126,146)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(16,394)	(16,748)
Stock subscriptions receivable	(234)	(270)

Total shareholders’ equity	27,967	27,300

Total liabilities, minority interest and shareholders’ equity	$546,064	$493,976

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2008 and 2007

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Stock Subscription Receivables	Total Shareholders’ Equity
Balance, December 31, 2006	19,210	(172)	$359,995	$(1,527)	$(118,255)	$(189,589)	$(18,531)	$21	$(340)	$31,774
Net income	—	—	—	—	3,612	—	—	—	—	3,612
Issuance of restricted stock	47	11	(25)	25	—	—	—	—	—	—
Forfeiture of restricted stock	—	(2)	11	(11)	—	—	—	—	—	—
Amortization of restricted stock	—	—	253	—	—	—	—	—	—	253
Amortization of non-employee options	—	—	94	—	—	—	—	—	—	94
Amortization of stock options	—	—	880	—	—	—	—	—	—	880
Stock warrant exercise	79	—	21	—	—	—	—	(21)	—	—
Stock option exercise	8	8	52	19	—	—	—	—	—	71
Acquisition of treasury stock	—	(3)	—	(70)	—	—	—	—	70	—
FIN 48 Adjustment	—	—	—	—	(328)	—	—	—	—	(328)
Amortization of prior service costs, net of tax provision	—	—	—	—	—	—	70	—	—	70
Translation adjustment, net of tax provision	—	—	—	—	—	—	(314)	—	—	(314)

Balance, September 30, 2007	19,344	(158)	$361,281	$(1,564)	$(114,971)	$(189,589)	$(18,775)	$—	$(270)	$36,112

Balance, December 31, 2007	19,334	(158)	$361,617	$(1,564)	$(126,146)	$(189,589)	$(16,748)	$—	$(270)	$27,300
Net loss	—	—	—	—	(850)	—	—	—	—	(850)
Issuance of restricted stock	398	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(45)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	189	—	—	—	—	—	—	189
Amortization of non-employee options	—	—	94	—	—	—	—	—	—	94
Amortization of stock options	—	—	860	—	—	—	—	—	—	860
Other stock transactions	—	(1)	—	(16)	—	—	—	—	36	20
Amortization of prior service costs and losses, net of tax	—	—	—	—	—	—	241	—	—	241
Translation adjustment, net of tax	—	—	—	—	—	—	113	—	—	113

Balance, September 30, 2008	19,732	(204)	$362,760	$(1,580)	$(126,996)	$(189,589)	$(16,394)	$—	$(234)	$27,967

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - In 000’s)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(850)	$3,612
Adjustments to reconcile to net cash and cash equivalents (used in) provided by operating activities:
Deferred income tax (benefit) expense	(892)	848
Depreciation and amortization	15,435	12,960
Bad debt expense	1,000	792
(Gain) Loss on disposal of property and equipment	(2,832)	418
Stock based compensation	1,143	1,227
Amortization of deferred financing costs	2,235	1,375
Amortization of bond discount	825	182
Minority dividends	109	109
Changes in assets and liabilities:
Accounts and other receivables	(7,915)	(9,228)
Prepaid expenses	2,692	(286)
Other assets	1,935	(87)
Accounts payable	1,830	(1,918)
Accrued expenses	4,050	5,754
Environmental liabilities	(658)	(1,270)
Accrued loss and damage claims	(8,239)	(6,500)
Affiliates and independent owner-operators payable	3,752	3,925
Other liabilities	(2,418)	939
Current income taxes	(537)	(551)

Net cash provided by operating activities	10,665	12,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,967)	(7,368)
Acquisition of businesses and assets	(1,397)	(4,004)
Boasso purchase adjustment	1,318	—
Proceeds from sales of property and equipment	4,598	5,471

Net cash used in investing activities	(10,448)	(5,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,049	—
Principal payments on long-term debt	(3,316)	(1,050)
Principal payments on capital lease obligations	(1,949)	(899)
Proceeds from revolver	110,700	35,700
Payments on revolver	(89,830)	(35,700)
Payments on acquisition notes	(631)	(321)
Deferred financing costs	(623)	(153)
Stock offering costs	—	(787)
Change in book overdraft	(1,782)	(70)
Minority dividends	(109)	(109)
Other stock transactions	20	70

Net cash provided by (used in) financing activities	13,529	(3,319)

Effect of exchange rate changes on cash	(14)	59

Net increase in cash and cash equivalents	13,732	3,140
Cash and cash equivalents, beginning of period	9,711	6,841

Cash and cash equivalents, end of period	$23,443	$9,981

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$20,308	$19,055
Income Taxes	1,684	1,460

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

We are primarily engaged in truckload transportation of bulk chemicals and are also engaged in ISO tank container transportation and depot services, tank wash facility services, logistics and other value-added services. We conduct a significant portion of our business through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into various term contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from us. Owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with owner-operators may be terminated by either party on short notice. We charge affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are normally paid a percentage of the revenues generated for each load hauled.

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

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

In June 2008, the FASB Issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF No. 08-3”). EITF No. 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principle. The adoption of EITF No. 08-3 will not impact the Company’s financial condition, results of operations or cash flows.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether unvested equity-based awards are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share . FSP EITF 03-6-1 is effective for the Company beginning December 1, 2009 and cannot be adopted early. All prior period earnings per share data presented in financial statements that are issued after the effective date shall be adjusted retrospectively to conform to the new guidance. We are currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 will have on our consolidated financial statements.

Adoption of Statement of Financial Accounting Standards No. 157 and No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. On January 1, 2008, we did not elect to adopt the provisions of SFAS 159.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

Other Acquisitions

During 2008, we purchased two transportation companies and an affiliate for $2.1 million, in the aggregate, of which $1.4 million was paid in cash at closing and the remaining $0.7 million is payable over future periods. Of the total $2.1 million, we allocated $1.0 million to property and equipment, $0.9 million to goodwill, and $0.2 million to other intangible assets such as non-compete agreements.

Goodwill and Intangible Assets

Goodwill

Under SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is subject to an annual impairment test as well as impairment assessments of certain triggering events. SFAS 142 requires us to compare the fair value of the reporting

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

Our goodwill assets as of September 30, 2008 and December 31, 2007, were $173.1 million and $173.6 million, respectively. In 2008, goodwill increased $0.9 million due to the acquisition of three businesses offset by a decrease of $1.3 million related to a purchase price adjustment based upon net working capital as of the date of the acquisition of Boasso.

Intangible Assets

Intangible assets at September 30, 2008 were as follows (in thousands):

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename	$9,800	$—	$9,800	Indefinite
Customer relationships	11,998	(744)	11,254	12
Non-compete agreements	3,053	(983)	2,070	3 – 5

	$24,851	$(1,727)	$23,124

Amortization expense for the nine months ended September 30, 2008 and 2007 was $1.3 million and $0.2 million, respectively. Remaining intangible assets will be amortized to expense as follows (in thousands):

2008 remaining	$433
2009	1,665
2010	1,615
2011	1,439
2012 and after	8,172

Total	$13,324

2. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$717	$1,499	$(850)	$3,612
Other comprehensive income (loss):
Amortization of prior service costs	112	23	241	70
Foreign currency translation adjustments	53	(99)	113	(314)

Comprehensive income (loss)	$882	$1,423	$(496)	$3,368

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

3. Income (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations is as follows (in thousands, except per share amounts):

	Three months ended
	September 30, 2008			September 30, 2007
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic earnings available to common shareholders:
Net income	$717	19,387	$0.04	$1,499	19,357	$0.08

Effect of dilutive securities:
Stock options		28			79
Unvested restricted stock		141			48
Stock units		—			4

Diluted earnings available to common shareholders:
Net income	$717	19,556	$0.04	$1,499	19,488	$0.08

	Nine months ended
	September 30, 2008			September 30, 2007
	Net loss (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic (loss) earnings available to common shareholders:
Net (loss) income	$(850)	19,377	$(0.04)	$3,612	19,353	$0.19
Effect of dilutive securities:
Stock options		—			92
Unvested restricted stock		—			39
Stock units		—			4

Diluted (loss) earnings available to common shareholders:
Net (loss) income	$(850)	19,377	$(0.04)	$3,612	19,488	$0.19

There is no effect of our stock options and restricted stock in the computation of diluted earnings per share for the nine months ended September 30, 2008 due to a net loss.

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock options	2,041	1,687	2,069	1,685
Unvested restricted stock	—	33	141	45

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

4. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares, and stock units may be granted to employees, non-employee directors, consultants and advisors. As of September 30, 2008, we have three stock-based compensation plans.

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

The fair value of options granted during the first nine months of 2008 and 2007 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2008, expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted average assumptions:

	2008	2007
Risk free rate	3.21%	4.65%
Expected life	5 years	5 years
Volatility	67.3%	68.5%
Expected dividend	nil	nil

The following options and restricted shares were issued during the nine months ended September 30, 2008:

	Options Issued	Restricted Shares Issued
Quarter ended March 31, 2008	227,000	73,326
Quarter ended June 30, 2008	105,000	17,910
Quarter ended September 30, 2008	50,000	—

On July 28, 2008, we issued options for 50,000 shares to our Chief Financial Officer. The exercise price of options granted was based on the fair market value of our stock at the date of the grant.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The following table summarizes stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock options	$319	$306	$868	$974
Restricted stock	89	128	267	253
Stock units	—	(14)	—	—

	$408	$420	$1,135	$1,227

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of September 30, 2008 (in thousands):

	In $	Remaining years
Stock options	$2,299	4
Restricted stock	650	4

	$2,949

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. No options were exercised during the nine months ended September 30, 2008.

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

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$54	$64	$160	$192
Interest cost	682	670	2,047	2,010
Amortization of prior service cost	23	23	70	70
Amortization of loss	88	104	265	312
Expected return on plan assets	(800)	(821)	(2,401)	(2,463)

Net periodic pension cost	$47	$40	$141	$121

We have contributed $0.9 million to our pension plans during the nine months ended September 30, 2008. The amount we expect to contribute during the remainder of 2008 is minimal.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

6. Restructuring

During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of approximately 75 employees and certain contracts. As a result, we recorded a restructuring charge in the second quarter of $2.4 million of which the majority related to our trucking segment. During the third quarter, we recorded a restructuring charge of $1.7 million of which the majority related to our trucking segment for additional contract termination costs and related exit costs as we continued with our plan of restructure. As of September 30, 2008, approximately $1.1 million was accrued related to the restructuring charges, which is expected to be paid through the remainder of 2008 and 2009.

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

In the nine months ended September 30, 2008, we had the following activity in our restructuring accruals:

	Balance at December 31, 2007	Additions	Payments	Reductions	Balance at September 30, 2008
Restructuring costs	$—	$4,075	$(2,233)	$(756)	$1,086

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

Segment revenues and operating income include the allocation of fuel surcharge. The operating income reported in our segments excludes amounts reported in Other operating income, such as corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization, other gains and losses and restructuring costs. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. Included in Other revenue are revenues from our tank wash services and other value-added services. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Summarized segment data and a reconciliation to income (loss) before income taxes are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating revenues:
Trucking	$174,222	$171,101	$524,145	$503,672
Container Services	22,660	2,538	66,930	7,042
Other revenue	17,859	18,542	56,129	54,272

Total	214,741	192,181	647,204	564,986

Operating income:
Trucking	12,165	13,322	31,040	36,887
Container Services	3,125	(48)	7,198	(256)
Other operating income	513	2,068	3,576	4,780

Total segment operating income	15,803	15,342	41,814	41,411
Depreciation and amortization expense	5,207	4,468	15,435	12,960
Other (income) expense	833	219	1,243	418

Total	9,763	10,655	25,136	28,033

Interest expense	8,455	7,651	26,246	23,403
Interest income	(128)	(198)	(333)	(573)
Other expense (income)	15	(279)	171	(638)

Income (loss) before income taxes	$1,421	$3,481	$(948)	$5,841

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three months ended September 30, 2008
	U. S.	International	Consolidated
Total operating revenues	$200,883	$13,858	$214,741
Operating income	9,134	629	9,763

	Three months ended September 30, 2007
	U. S.	International	Consolidated
Total operating revenues	$178,588	$13,593	$192,181
Operating income	9,329	1,326	10,655

	Nine months ended September 30, 2008
	U. S.	International	Consolidated
Total operating revenues	$604,752	$42,452	$647,204
Operating income	21,373	3,763	25,136

	As of September 30, 2008
Long-term identifiable assets (1)	$169,524	$7,778	$177,302

	Nine months ended September 30, 2007
	U. S.	International	Consolidated
Total operating revenues	$523,877	$41,109	$564,986
Operating income	23,015	5,018	28,033

	As of December 31, 2007
Long-term identifiable assets (1)	$138,827	$7,332	$146,159

(1)	Includes property and equipment and intangible assets.

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

At December 31, 2007, we had approximately $3.2 million of total gross unrecognized tax benefits. Of this total, $2.2 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in any future periods. Included in the balance of gross unrecognized tax benefits at December 31, 2007, is $0.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of statue of limitations. For the three months ended September 30, 2008, the net change to our gross unrecognized tax benefits was $(0.1) million. Of this amount, $0.2 million relates to additional tax reserves and $(0.3) million relates to the expiration of statute of limitations for state tax reserves. Our total gross unrecognized tax benefit at September 30, 2008 is $2.5 million.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $1.3 million (net of federal tax benefit) accrued for interest and $0.5 million accrued for penalties at December 31, 2007. Total amount accrued for interest and penalties at September 30, 2008 is $1.8 million.

We are subject to the income tax jurisdictions of the U.S., Canada, and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2005, to international examinations for years before 2003 and with few exceptions, to state examinations before 2004.

The effective tax rates for the three months ended September 30, 2008 and 2007 were approximately 49.5% and 60.0%, respectively. The effective tax rates for the nine months ended September 30, 2008 and 2007 were approximately 10.4% and 38.2%, respectively. The difference in the effective tax rate can be attributed to the Company’s pre-tax book loss position as of September 30, 2008 versus the Company’s pre-tax book income position as of September 30, 2007 and an increase in the year to date discrete tax benefit items over the same period in 2007. Income taxes for the nine months ended September 30, 2007 includes the recognition of a previously unrecognized $1.0 million deferred tax asset related to prior periods. We believe this item was not material to any of the prior periods affected.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be adversely affected by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. The recorded liabilities are adjusted periodically

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

as remediation efforts progress or as additional technical or legal information becomes available. As of September 30, 2008 and December 31, 2007, we had reserves in the amount of $10.5 million and $11.2 million, respectively, for all environmental matters discussed below.

The balances presented include both long term and current environmental reserves. We expect these environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified on the Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 27 sites. At two of the 27 sites, we will be participating in the initial studies to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 21 of the 27 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At four of the 21 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated future expenditures for these off-site multi-party environmental matters to be in the range of $2.2 million to $3.8 million.

At six sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Four of these projects relate to operations conducted by Chemical Leaman Corporation and its subsidiaries (“CLC”) prior to our acquisition of and merger with CLC in 1998. These four sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; and (4) Scary Creek, West Virginia. The remaining two investigations and potential remediation were triggered by the New Jersey Industrial Site Remediation Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures for these four properties to be in the range of $8.3 million to $16.7 million.

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

The groundwater treatment remedy negotiated with USEPA calls for a treatment facility for in place treatment of groundwater contamination via in-situ treatment and a local discharge. Treatment facility construction was completed in early 2007. Wetlands contamination has been remediated with localized restoration expected to be completed shortly. In regard to contaminated soils, we believe that USEPA is now in the process of finalizing a feasibility study for the limited areas that show contamination and warrant additional investigation or work. We have estimated expenditures to be in the range of $5.1 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP and USEPA in October 1995 obligating it to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a treatment facility with local discharge for groundwater treatment in the fourth quarter of 2007. Plant start-up issues are on-going. The agencies have approved a contaminated soils remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction. The remedy expanded to include off-site shipment of contaminated soils. Soil treatment was completed in September 2007. Site sampling has been conducted and the results indicate that the soil clean-up objectives have not been fully achieved. Negotiations are on-going with USEPA over further remedial actions that may be needed at the site. We have estimated expenditures to be in the range of $0.7 million to $3.4 million.

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

We have estimated future expenditures for Scary Creek, Tonawanda and ISRA to be in the range of $2.5 million to $4.8 million.

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital (which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at September 30, 2008 and December 31, 2007 and condensed consolidating statements of operations for the three and nine-month periods ended September 30, 2008 and September 30, 2007 and the condensed consolidating statements of cash flows for each of the nine-month periods ended September 30, 2008 and September 30, 2007.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended September 30, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	—	—	144,774	—	—	144,774
Other service revenue	—	—	25,422	72	—	25,494
Fuel surcharge	—	—	44,473	—	—	44,473

Total operating revenues	—	—	214,669	72	—	214,741

Operating expenses:
Purchased transportation	—	—	124,800	—	—	124,800
Compensation	—	—	27,519	—	—	27,519
Fuel, supplies and maintenance	—	—	30,031	—	—	30,031
Depreciation and amortization	—	—	5,229	(22)	—	5,207
Selling and administrative	—	69	8,616	14	—	8,699
Insurance claims	—	—	3,193	9	—	3,202
Taxes and Licenses	—	—	1,582	1	—	1,583
Communication and utilities	—	—	3,104	—	—	3,104
(Gain)/loss on disposal of property and equipment	—	—	(842)	(25)	—	(867)
Restructuring costs	—	—	1,700	—	—	1,700

Operating (loss) income	—	(69)	9,737	95	—	9,763

Interest expense (income), non-related party, net	—	8,024	332	(29)	—	8,327
Interest (income) expense, related party, net	—	(1,500)	1,630	(130)	—	—
Other expense	—	—	31	(16)	—	15

(Loss) income before taxes	—	(6,593)	7,744	270	—	1,421
Income tax provision	—	—	650	54	—	704
Equity in earnings of subsidiaries	717	7,310	—	—	(8,027)	—

Net income	717	717	7,094	216	(8,027)	717

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended September 30, 2007

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$148,900	$—	$—	$148,900
Other service revenue	—	—	18,570	166	—	18,736
Fuel surcharge	—	—	24,545	—	—	24,545

Total operating revenues	—	—	192,015	166	—	192,181

Operating expenses:
Purchased transportation	—	—	118,653	—	—	118,653
Compensation	—	—	22,301	1	—	22,302
Fuel, supplies and maintenance	—	—	21,146	—	—	21,146
Depreciation and amortization	—	—	4,312	156	—	4,468
Selling and administrative	—	—	7,411	31	—	7,442
Insurance claims	—	—	3,238	1	—	3,239
Taxes and Licenses	—	—	1,105	—	—	1,105
Communication and utilities	—	—	2,952	—	—	2,952
(Gain)/loss on disposal of property and equipment	—	—	211	8	—	219

Operating income	—	—	10,686	(31)	—	10,655

Interest expense	—	7,218	556	(1)	(122)	7,651
Interest income	(6)	—	(176)	(138)	122	(198)
Other (income) expense	(2)	—	(106)	(171)	—	(279)

Income (loss) before taxes	8	(7,218)	10,412	279	—	3,481
Income tax provision	—	—	1,931	51	—	1,982
Equity in earnings (loss) of subsidiaries	1,344	8,562	—	—	(9,906)	—

Net income (loss)	$1,352	$1,344	$8,481	$228	$(9,906)	$1,499

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Nine Months Ended September 30, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$445,798	$—	$—	$445,798
Other service revenue	—	—	78,582	334	—	78,916
Fuel surcharge	—	—	122,490	—	—	122,490

Total operating revenues	—	—	646,870	334	—	647,204

Operating expenses:
Purchased transportation	—	—	376,378	—	—	376,378
Compensation	—	—	83,518	—	—	83,518
Fuel, supplies and maintenance	—	—	93,199	—	—	93,199
Depreciation and amortization	—	—	15,457	(22)	—	15,435
Selling and administrative	—	181	26,287	47		26,515
Insurance claims	—	—	11,599	30	—	11,629
Taxes and Licenses	—	—	4,041	1	—	4,042
Communication and utilities	—	—	10,109	—	—	10,109
(Gain)/loss on disposal of property and equipment	—	—	(2,807)	(25)	—	(2,832)
Restructuring costs	—	—	4,075	—	—	4,075

Operating (loss) income	—	(181)	25,014	303	—	25,136

Interest (income) expense, non-related party, net	(21)	24,698	1,314	(78)	—	25,913
Interest (income) expense, related party, net	—	(4,608)	4,997	(389)	—	—
Other expense (income)	—	—	222	(51)	—	171

Income (loss) before taxes	21	(20,271)	18,481	821	—	(948)
Income tax (benefit) provision	—	—	(360)	262	—	(98)
Equity in (loss) earnings of subsidiaries	(871)	19,400	—	—	(18,529)	—

Net (loss) income	$(850)	$(871)	$18,841	$559	$(18,529)	$(850)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Nine Months Ended September 30, 2007

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$442,656	$—	$—	$442,656
Other service revenue	—	—	54,238	609	—	54,847
Fuel surcharge	—	—	67,483	—	—	67,483

Total operating revenues	—	—	564,377	609	—	564,986

Operating expenses:
Purchased transportation	—	—	358,027	—	—	358,027
Compensation	—	—	62,576	(18)	—	62,558
Fuel, supplies and maintenance	—	—	56,545	—	—	56,545
Depreciation and amortization	—	—	12,461	499	—	12,960
Selling and administrative	—	—	21,212	102	—	21,314
Insurance claims	—	—	14,332	(11)	—	14,321
Taxes and Licenses	—	—	2,729	—	—	2,729
Communication and utilities	—	—	8,081	—	—	8,081
(Gain)/loss on disposal of property and equipment	—	—	387	31	—	418

Operating income	—	—	28,027	6	—	28,033

Interest expense	—	22,053	1,711	(1)	(360)	23,403
Interest income	(2)	—	(521)	(410)	360	(573)
Other expense (income)	5	—	(252)	(391)	—	(638)

Income (loss) before taxes	(3)	(22,053)	27,089	808	—	5,841
Income tax (benefit) provision	(1,007)	—	3,068	168	—	2,229
Equity in earnings (loss) of subsidiaries	2,608	24,661	—	—	(27,269)	—

Net income (loss)	$3,612	$2,608	$24,021	$640	$(27,269)	$3,612

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidating Balance Sheet

September 30, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Captial	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$20,933	$2,510		$23,443
Accounts receivable, net	75	—	106,208	69		106,352
Prepaid expenses	—	21	9,586	—		9,607
Deferred taxes asset, net	—	—	20,483	—		20,483
Other	10	—	7,061	(101)		6,970

Total current assets	85	21	164,271	2,478	—	166,855
Property and equipment, net	—	—	154,178	—		154,178
Goodwill	—	—	173,143	—		173,143
Intangibles, net	—	—	23,124	—		23,124
Investment in Subsidiaries	6,231	668,939	21,234	—	(696,404)	—
Non-current deferred tax assets, net	1,007	—	16,088			17,095
Other assets	—	10,312	1,357	—		11,669

Total assets	$7,323	$679,272	$553,395	$2,478	$(696,404)	$546,064

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of indebtedness	—	2,500	4,713	—		7,213
Current maturities of capital lease obligations	—	—	7,892	—		7,892
Accounts payable	—	—	17,440	45		17,485
Intercompany	(20,644)	302,416	(255,397)	(5,141)	(21,234)	—
Affiliates and independent owner-operators payable	—	—	16,349			16,349
Accrued expenses	—	6,746	23,270	(8)		30,008
Environmental liabilities	—	—	3,875	—		3,875
Accrued loss and damage claims	—	—	9,842	—		9,842
Income taxes payable	—	—	—	—		—

Total current liabilities	(20,644)	311,662	(172,016)	(5,104)	(21,234)	92,664
Long-term indebtedness, less current maturities	—	361,379	10,292	—		371,671
Long-term capital leases, less current maturities	—	—	17,810			17,810
Environmental liabilities	—	—	6,636			6,636
Accrued loss and damage claims	—	—	13,831			13,831
Other non-current liabilities	—	—	12,993	659		13,652

Total liabilities	(20,644)	673,041	(110,454)	(4,445)	(21,234)	516,264
			—
Minority interest in subsidiary	—	—	1,833	—		1,833

Shareholders’ equity
Common Stock	362,760	354,963	493,866	7,629	(856,458)	362,760
Treasury stock	(1,580)	—	—	—	—	(1,580)
Accumulated deficit	(126,996)	(142,749)	183,392	(175)	(40,468)	(126,996)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(16,394)	(16,394)	(15,242)	(476)	32,112	(16,394)
Stock subscriptions receivable	(234)	—	—	—		(234)

Total shareholders’ equity	27,967	6,231	662,016	6,923	(675,170)	27,967

Total liabilities, minority interest and shareholders’ equity	$7,323	$679,272	$553,395	$2,478	$(696,404)	$546,064

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(850)	$(871)	$18,841	$559	$(18,529)	$(850)
Adjustments for non-cash charges	850	(1,439)	(482)	(435)	18,529	17,023
Net changes in assets and liabilities	(15)	4,566	(10,280)	221	—	(5,508)
Intercompany activity	15	(2,256)	2,426	(185)	—	—

Net cash (used in) provided by operating activities	—	—	10,505	160	—	10,665

Cash flows from investing activities:
Capital expenditures	—	—	(14,967)	—	—	(14,967)
Acquisition of businesses and assets	—	—	(1,397)	—	—	(1,397)
Boasso purchase adjustment	—	—	1,318	—	—	1,318
Proceeds from sales of property and equipment	—	—	4,620	(22)	—	4,598

Net cash (used in) provided by investing activities	—	—	(10,426)	(22)	—	(10,448)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	—	1,049	—	—	1,049
Principal payments of long-term debt	—	—	(3,316)	—	—	(3,316)
Principal payments of capital lease obligations	—	—	(1,949)	—	—	(1,949)
Proceeds from revolver	—	110,700	—	—	—	110,700
Payments on revolver	—	(89,830)	—	—	—	(89,830)
Deferred financing fees	—	(623)	—	—	—	(623)
Other	—	(109)	(2,393)	—	—	(2,502)
Intercompany activity	—	(20,138)	20,138	—	—	—

Net cash provided by financing activities	—	—	13,529	—	—	13,529

Effect of exchange rate changes on cash	—	—	(14)	—	—	(14)

Net (decrease) increase in cash and cash equivalents	—	—	13,594	138	—	13,732
Cash and cash equivalents, beginning of period	—	—	7,339	2,372	—	9,711

Cash and cash equivalents, end of period	$—	$—	$20,933	$2,510	$—	$23,443

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2007

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$3,612	$2,608	$24,021	$640	$(27,269)	$3,612
Adjustments for non-cash charges	(3,612)	(23,030)	17,001	283	27,269	17,911
Net changes in assets and liabilities	787	2,547	(12,620)	64	—	(9,222)
Intercompany activity	(787)	17,875	(16,643)	(445)	—	—

Net cash provided by (used in) operating activities	—	—	11,759	542	—	12,301

Cash flows from investing activities:
Capital expenditures	—	—	(7,348)	(20)	—	(7,368)
Acquisition of businesses and assets	—	—	(4,004)	—	—	(4,004)
Proceeds from sales of property and equipment	—	—	5,357	114	—	5,471

Net cash provided by (used in) investing activities	—	—	(5,995)	94	—	(5,901)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments of long-term debt	—	(1,050)	—	—	—	(1,050)
Principal payments of capital lease obligations	—	—	(899)	—	—	(899)
Proceeds from revolver	—	35,700	—	—	—	35,700
Payments on revolver	—	(35,700)	—	—	—	(35,700)
Payments on acquisition notes	—	—	(321)	—	—	(321)
Deferred financing fees	—	(153)	—	—	—	(153)
Stock offering costs	(787)	—	—	—	—	(787)
Other	(109)	—	—	—	—	(109)
Intercompany activity	896	1,203	(2,099)	—	—	—

Net cash provided by (used in) financing activities	—	—	(3,319)	—	—	(3,319)
Effect of exchange rate changes on cash	—	—	(20)	79	—	59
Net increase (decrease) in cash and cash equivalents	—	—	2,425	715	—	3,140

Cash and cash equivalents, beginning of period	—	—	5,386	1,455	—	6,841

Cash and cash equivalents, end of period	$—	$—	$7,811	$2,170	$—	$9,981

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

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, the number of miles driven per load, our market share and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many other industries, including consumer and industrial products, automotive, paints and coatings and paper, and tends to vary with changing economic conditions. Additionally, we provide leasing, tank cleaning, logistics and transloading services.

Our bulk service network consists primarily of company operated terminals, independently owned third-party affiliate terminals and independent owner-operator drivers. Affiliates are independent companies with which we contract to operate trucking terminals and tank washes exclusively on our behalf in defined markets. The affiliates provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Owner-operators are generally individual drivers who own or lease their tractors and agree to drive exclusively for us and our affiliate partners. We believe the use of affiliates and independent owner-operators provides the following key competitive advantages to us in the marketplace:

•	Locally owned and operated affiliate terminals can provide superior tailored customer service.

•

Affiliates and independent owner-operators are paid a fixed, contractual percentage of revenue for each load they transport creating a variable cost structure that provides protection against cyclical downturns.

•	Reliance on affiliate and independent owner-operators creates an asset-light business model that generally reduces our capital investment.

We believe the most significant factors relevant to our future business growth are the ability to (i) obtain additional business from existing customers, (ii) acquire existing transportation related businesses in strategic markets, (iii) add new customers and (iv) recruit and retain drivers. Historically, revenue has been partially driven by pricing increases and we expect pricing increases to continue to positively impact our revenue growth. However, the trucking industry continues to experience a slowdown in 2008 due to a slowing general economy. In order to mitigate the impact of the economic downturn on our earnings, we have taken initiatives to improve our profitability, reduce costs and adjust our business model. In the longer term, while a number of our customers operate their own private tank truck fleets and many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource a greater proportion of their logistics needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships and a flexible business model that can adjust to changing economic conditions, we believe we are well-positioned to operate in the current economy and still benefit from customers seeking consolidation of their shipping relationships and outsourcing.

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

During 2008, we purchased two transportation companies and an affiliate for $2.1 million, in the aggregate, of which $1.4 million was paid in cash at closing and the remaining $0.7 million is payable over future periods. Of the total $2.1 million, we allocated $1.0 million to property and equipment, $0.9 million to goodwill, and $0.2 million to other intangible assets such as non-compete agreements.

Restructuring

During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of approximately 75 employees and certain contracts. As a result, we recorded a restructuring charge in the second quarter of $2.4 million of which the majority related to our trucking segment. During the third quarter, we recorded a restructuring charge of $1.7 million of which the majority related to our trucking segment for additional contract termination costs and related exit costs as we continued with our plan of restructure. As of September 30, 2008, approximately $1.1 million was accrued related to the restructuring charges, which is expected to be paid through the remainder of 2008 and 2009.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

Goodwill - We evaluate goodwill for impairment at least annually during the second quarter with a measurement date of June 30, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). We have identified three reporting units: trucking, container services and other. Our evaluation of goodwill is measured through a two-step impairment test. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. We determined no impairment to have occurred as of June 30, 2008, since the calculated fair value exceeded the carrying amount.

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

We project both aggregate U.S. pre-tax income as well as aggregate U.S. taxable income for the years 2008 through 2011 sufficient to absorb $74.0 million of the $101.0 million existing net operating loss carryforwards. At December 31, 2007 we had estimated $101.0 million in Federal net operating loss carryforwards, $2.6 million in alternative minimum tax credit carryforwards and $2.6 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2027, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. We do not have a history of net operating loss or tax credit carryforwards expiring unused; however, we determined based on the weight of available evidence that it is more likely than not that some portion of our $2.6 million foreign tax credits may not be realized. As a result, at December 31, 2007, a valuation allowance of $1.6 million was established against our foreign tax credit deferred tax asset. At September 30, 2008, our valuation allowance was $1.7 million.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Accident claims reserves - We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates and workers’ compensation insurance coverage on our employees and company drivers. This insurance included deductibles of $5.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation for periods after September 15, 2002. Auto and general liability claims incurred on or after March 31, 2008 are subject to a deductible of $2.0 million per incident. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. In developing liability reserves, we evaluate historical loss run data and actuarial calculations to develop our insurance reserve estimates. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Revenue recognition - Transportation revenues, including fuel surcharges and related costs, are recognized on the date the freight is delivered. Other service revenues, consisting primarily of lease revenues from affiliates, owner-operators and third parties, are recognized ratably over the lease period. Tank wash revenues are recognized when the wash is completed. Service revenues on insurance policies are recorded as a contractual percentage of premiums received ratably over the period that the insurance covers. We have recognized all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted by our customers.

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

Stock compensation plans - Stock compensation is determined by the assumptions required under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $0.4 million and $0.4 million, respectively, for the quarters ended September 30, 2008 and 2007. As of September 30, 2008, there was approximately $2.9 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost is approximately four years. For further discussion on stock-based compensation, see Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this report.

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

Restructuring - We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We have made estimates of the costs to be incurred as part of our restructuring plan. During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of approximately 75 employees and certain contracts. As a result, we recorded a restructuring charge in our second quarter of $2.4 million of which the majority relates to our trucking segment. During the third quarter, we incurred additional contract termination and related exit costs of $1.7 million of which the majority related to our trucking segment as we continued with our plan of restructure. As of September 30, 2008, approximately $1.1 million was accrued related to these restructuring charges, which is expected to be paid through the remainder of 2008 and 2009.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our financial statements or related disclosures.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

In June 2008 the FASB Issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF No. 08-3”). EITF No. 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principle. The adoption of EITF No. 08-3 will not impact the Company’s financial condition, results of operations or cash flows.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether unvested equity-based awards are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share . FSP EITF 03-6-1 is effective for the Company beginning December 1, 2009 and cannot be adopted early. All prior period earnings per share data presented in financial statements that are issued after the effective date shall be adjusted retrospectively to conform to the new guidance. We are currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 will have on our consolidated financial statements.

Adoption of Statement of Financial Accounting Standards No. 157 and No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. On January 1, 2008, we did not elect to adopt the provisions of SFAS 159.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and nine months ended September 30, 2008 and September 30, 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Transportation	67.4%	77.5%	68.9%	78.3%
Other service revenue	11.9%	9.7%	12.2%	9.8%
Fuel surcharge	20.7%	12.8%	18.9%	11.9%

Total operating revenues	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	58.1%	61.7%	58.2%	63.4%
Compensation	12.8%	11.6%	12.9%	11.1%
Fuel, supplies and maintenance	14.0%	11.1%	14.4%	10.0%
Depreciation and amortization	2.4%	2.2%	2.4%	2.3%
Selling and administrative	4.1%	3.9%	4.1%	3.8%
Insurance claims	1.5%	1.7%	1.8%	2.5%
Taxes and licenses	0.7%	0.6%	0.6%	0.5%
Communication and utilities	1.5%	1.5%	1.6%	1.4%
(Gain) loss on disposal of property and equipment	-0.4%	0.1%	-0.4%	0.1%
Restructuring costs	0.8%	0.0%	0.6%	0.0%

Total operating expenses	95.5%	94.4%	96.2%	95.1%

Operating income	4.5%	5.6%	3.8%	4.9%

Interest expense	3.9%	4.0%	4.1%	4.1%
Interest income	-0.1%	-0.1%	-0.1%	-0.1%
Other (expense) income	0.0%	-0.1%	0.0%	-0.1%

Income (loss) before income taxes	0.7%	1.8%	-0.2%	1.0%
Provision for (benefit from) for income taxes	0.2%	1.0%	0.0%	0.4%

Net income (loss)	0.5%	0.8%	-0.2%	0.6%

The following table shows the approximate number of terminals, drivers, tractors and trailers, that we managed (including affiliates and owner-operators) as of September 30:

	2008	2007
Terminals (1)	157	164
Drivers	3,244	3,356
Tractors	3,485	3,775
Trailers (2)	7,562	7,518

(1)	excludes transload facilities
(2)	excludes 108 and 169 trailers that are held-for-sale as of September 30, 2008 and 2007, respectively

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

For the quarter ended September 30, 2008, total revenues were $214.7 million, an increase of $22.6 million, or 11.7%, from revenues of $192.2 million for the same period in 2007. Transportation revenue decreased by $4.1 million or 2.8% primarily due to an $11.6 million increase from the newly acquired Boasso operations offset by a $15.7 million decrease in our pre-existing business. In addition, we had a 14.2% decrease in the total number of miles driven and a 7.7% decrease in loads.

Other service revenue increased $6.8 million, or 36.1%. This increase was primarily due to a $7.4 million increase in revenue generated by the newly acquired Boasso operations partially offset by reductions in tank wash revenue caused in part by the closure of four tank wash terminals in June 2008. Fuel surcharge revenue increased $19.9 million, or 81.2%, primarily due to the increase in fuel prices and to the acquisition of Boasso offset in part by a decrease in the total number of billed miles.

Purchased transportation increased by $6.1 million, or 5.2%, due primarily to $7.5 million of expense from the newly acquired Boasso operations. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 65.9% for the current quarter versus 68.4% for the prior-year quarter due primarily to the conversion of affiliate terminals to company-owned terminals. Our affiliates generated 50.8% of our transportation revenue and fuel surcharge revenue for the three months ended September 30, 2008 compared to 54.5% for the comparable prior year period. We pay our affiliates a greater percentage of transportation revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. During the 2008 and 2007 quarters, we paid our affiliates approximately 85% of the transportation revenue while we typically paid Company owner-operators approximately 65% of the invoiced linehaul amount.

Compensation expense increased $5.2 million, or 23.4%, primarily due to a $4.8 million increase from the newly acquired Boasso operations.

Fuel, supplies and maintenance increased $8.9 million, or 42.0%, due to $5.5 million of expense from the newly acquired Boasso operations and $3.4 million of increased fuel costs due to costs associated with the shift of revenue from affiliates to company-owned terminals.

Selling and administrative expenses increased by $1.3 million, or 16.9%, primarily due to $1.0 million of expense from the newly acquired Boasso operations.

Insurance expense decreased by less than $0.1 million, or 1.1%, due primarily to a reduction in the number and severity of accidents in the current-year quarter.

We generated a gain on disposal of assets of $0.9 million as compared to a loss of less than $0.2 million in the comparable prior-year period. The gain in the 2008 quarter resulted primarily from the sale of land not used in our business.

In the third quarter 2008, we incurred restructuring costs of $1.7 million primarily due to the continuation of our restructuring plan which began during the second quarter of 2008.

For the quarter ended September 30, 2008, operating income totaled $9.8 million, a decrease of $0.9 million or 8.4%, compared to $10.7 million for the same period in 2007. The operating margin for the quarter ended September 30, 2008, was 4.6% compared to 5.6% for the same period in 2007 as a result of the above-mentioned items.

Interest expense increased by $0.8 million, or 10.5%, in the quarter ended September 30, 2008 compared to the same period in 2007, primarily due to interest on our new $50 million of Senior Floating Rate Notes issued in December 2007. These notes, along with our entry into a new asset-based lending facility, were issued primarily to fund the acquisition of Boasso, and to repay a portion of the term loan under our previous credit facility. In conjunction with these notes, we are incurring increased amortization of the original issue discount related to these notes. In addition, the amortization of deferred financing costs has increased due to the refinancing of our senior credit facility in December 2007.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The provision for income taxes was $0.7 million for the quarter ended September 30, 2008 compared to a tax provision of $2.0 million for the same period in 2007. Our effective tax rates for the three months ended September 30, 2008 and 2007 were approximately 49.6% and 56.9%, respectively.

For the quarter ended September 30, 2008, our net income was $0.7 million, compared to net income of $1.5 million for the same period last year.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008, total revenues were $647.2 million, an increase of $82.2 million, or 14.6%, from revenues of $565.0 million for the same period in 2007. Transportation revenue increased by $3.1 million or 0.7%, primarily due to a $32.9 million increase from the newly acquired Boasso operations offset by a $29.7 million decrease in our pre-existing business. We had a 8.9% decrease in the total number of miles driven as the average number of miles per load decreased slightly over the prior year period along with a 3.9% decrease in overall loads.

Other service revenue increased $24.1 million, or 43.9%. This increase was primarily due to a $22.2 million increase in revenue generated by the newly acquired Boasso operations. Fuel surcharge revenue increased $55.0 million, or 81.5% primarily due to an increase in the fuel prices, and to the acquisition of Boasso, offset in part by a decrease in the total number of miles driven.

Purchased transportation increased by $18.4 million, or 5.1%, due primarily to $20.8 million of expense from the newly acquired Boasso operations partially offset by a reduction due to the conversion of affiliates to company-owned operations. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 66.2% for the current nine months versus 70.2% for the prior-year comparable period due primarily to the conversion of affiliate terminals to Company terminals. Our affiliates generated 50.4% of our transportation revenue and fuel surcharge revenue for the nine months ended 2008 compared to 57.8% for the comparable prior year period. We pay our affiliates a greater percentage of transportation revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. During the 2008 and 2007 periods, we paid our affiliates approximately 85% of the transportation revenue and paid owner-operators approximately 65% of transportation revenue.

Compensation expense increased $21.0 million, or 33.5%, due to $14.0 million of expense from the newly acquired Boasso operations. In addition, we had an increase of $6.4 million due to new or converted Company terminals added over the prior year and $1.0 million increase in healthcare costs partially offset by a reduction of approximately $1.2 million from wages and payroll taxes for positions eliminated in our plan of restructure.

Fuel, supplies and maintenance increased $36.7 million, or 64.8%, due to $16.2 million of expense from the newly acquired Boasso operations, increased fuel costs of $12.4 million, costs associated with the shift of revenue from affiliates to company-owned terminals, increased equipment lease costs of $2.1 million and increased maintenance of $2.8 million as we increase the capacity of our equipment.

Selling and administrative expenses increased by $5.2 million, or 24.4%, due to $3.0 million of expense from the newly acquired Boasso operations. We also incurred in the current year an increase of $1.6 million in facility costs associated with the affiliate conversions.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Insurance expense decreased by $2.7 million, or 18.8%, due primarily to a reduction in the number and severity of accidents that occurred during the nine months ended September 30, 2008.

Gain on disposal of property and equipment was $2.8 million in 2008 as compared to a loss of $0.4 million in 2007. The gain in the current year period resulted from the sale of land not used in our business compared with a loss in the prior year period resulting from the disposals of certain tank wash equipment.

In 2008, we incurred restructuring costs of $4.1 million primarily due to one-time employee termination benefits and costs associated with contract terminations related to our restructuring plan.

For the nine months ended September 30, 2008, operating income totaled $25.1 million, a decrease of $2.9 million or 10.3%, compared to $28.0 million for the same period in 2007. The operating margin for the nine months ended September 30, 2008, was 3.9% compared to 5.0% for the same period in 2007 as a result of the above items.

Interest expense increased by $2.8 million, or 12.1%, for the nine months ended September 30, 2008 compared to the same period in 2007, primarily due to interest on our new $50 million of Senior Floating Rate Notes issued in December 2007. These notes, along with our entry into a new asset-based lending facility, were issued primarily to fund the acquisition of Boasso, and to repay a portion of the term loan under our previous credit facility. In conjunction with these notes, we are incurring increased amortization of the original issue discount related to these notes. In addition, the amortization of deferred financing costs has increased due to the refinancing of our senior credit facility in December 2007.

The benefit from income taxes was $0.1 million for the nine months ended September 30, 2008 compared to a provision of $2.2 million for the same period in 2007. The difference in the effective tax rate can be attributed to the Company’s pre-tax book loss position as of September 30, 2008 versus the Company’s pre-tax book income position as of September 30, 2007 and an increase in the year to date discrete tax benefit items over the same period in 2007. In prior year period, the $2.2 million provision included the recognition of a $1.0 million tax benefit in the first quarter. This benefit arose from the identification of previously unrecognized deferred tax assets and a change in our expected effective tax rate.

For the nine months ended September 30, 2008, our net loss was $0.9 million, compared to net income of $3.6 million for the same period last year.

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

Segment revenues and operating income include the allocation of fuel surcharge. The operating income reported in our segments excludes amounts reported in Other operating income, such as gains and losses on disposal of property and equipment, restructuring costs, corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. Included in Other revenues are revenues from our tank wash services and other value-added services. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Summarized segment operating results are as follows (in thousands):

	Three months ended September 30,				Change
	2008	% of Total	2007	% of Total	$	%
Operating revenues:
Trucking	174,222	81.1%	171,101	89.1%	3,121	1.8%
Container Services	22,660	10.6%	2,538	1.3%	20,122	792.8%
Other revenue	17,859	8.3%	18,542	9.6%	(683)	(3.7)%

Total	214,741	100.0%	192,181	100.0%

Operating income:
Trucking	12,165	75.4%	13,322	86.7%	(1,157)	(8.7)%
Container Services	3,125	21.0%	(48)	(0.3)%	3,173	(6,610.4)%
Other operating income	513	3.6%	2,068	13.6%	(1,555)	(75.9)%

Total	15,803	100.0%	15,342	100.0%

	Nine months ended September 30,				Change
	2008	% of Total	2007	% of Total	$	%
Operating revenues:
Trucking	524,145	81.0%	503,672	89.2%	20,473	4.1%
Container Services	66,930	10.3%	7,042	1.2%	59,888	850.4%
Other revenue	56,129	8.7%	54,272	9.6%	1,857	3.4%

Total	647,204	100.0%	564,986	100.0%

Operating income:
Trucking	31,040	74.2%	36,887	89.1%	(5,847)	(15.9)%
Container Services	7,198	17.2%	(256)	(0.6)%	7,454	(2911.7)%
Other operating income	3,576	8.6%	4,780	11.5%	(1,204)	(25.2)%

Total	41,814	100.0%	41,411	100.0%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Operating revenue:

Trucking – revenues increased $3.1 million, or 1.8%, for the quarter ended September 30, 2008 compared to the same period for 2007 due to an increase of $19.9 million of fuel surcharge offset by a decrease of $16.8 million due to fewer driven miles.

Container Services – revenues increased $20.1 million, or more than 100.0%, for the quarter ended September 30, 2008 compared to the same period for 2007 due to the newly acquired Boasso operations.

Other revenue – revenues decreased $0.7 million, or 3.7%, for the quarter ended September 30, 2008 compared to the same period for 2007 due primarily to a decrease in our tank wash revenue.

Operating income:

Trucking – operating income decreased $1.2 million, or 8.7%, for the quarter ended September 30, 2008 compared to the same period for 2007 primarily due to fewer billed miles and the conversion of affiliates which increased facility, leasing, and maintenance costs.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Container Services - operating income increased $3.2 million, or more than 100.0%, for the quarter ended September 30, 2008 compared to the same period for 2007 due to the newly acquired Boasso operations.

Other operating income - operating income decreased $1.6 million, or 75.9%, for the quarter ended September 30, 2008 compared to the same period for 2007, primarily due to reduced tank wash revenue.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Operating revenue:

Trucking - revenues increased $20.5 million, or 4.1%, for the nine months ended September 30, 2008 compared to the same period for 2007 due to an increase of $55.0 million of fuel surcharge offset by a decrease of $34.5 million due to fewer driven miles.

Container Services - revenues increased $59.9 million, or more than 100.0%, for the nine months ended September 30, 2008 compared to the same period for 2007 due to the newly acquired Boasso operations.

Other revenue - revenues increased $1.9 million, or 3.4%, for the nine months ended September 30, 2008 compared to the same period for 2007 due to an increase in our tank wash revenue, which includes the acquisition of a tank wash business acquired in May 2007.

Operating income:

Trucking - operating income decreased $5.8 million, or 15.9%, for the nine months ended September 30, 2008 compared to the same period for 2007 due to fewer billed miles and the conversion of affiliates which increased facility, leasing, and maintenance costs.

Container Services - operating income increased $7.5 million, or more than 100.0%, for the nine months ended September 30, 2008 compared to the same period for 2007 due to the newly acquired Boasso operations.

Other operating income - operating income decreased $1.2 million, or 25.2%, for the nine months ended September 30, 2008 compared to the same period for 2007.

Liquidity and Capital Resources

The following summarizes our cash flows for the nine months ended September 30, 2008 and 2007 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements (in thousands):

	Nine months ended September 30,
	2008	2007
Net cash provided by operating activities	$10,665	$12,301
Net cash used in investing activities	(10,448)	(5,901)
Net cash provided by (used in) financing activities	13,529	(3,319)
Effect of exchange rate changes on cash	(14)	59

Net increase in cash and cash equivalents	13,732	3,140
Cash and cash equivalents at beginning of period	9,711	6,841

Cash and cash equivalents at end of period	$23,443	$9,981

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our credit agreement. Our primary cash needs consist of capital expenditures and debt service including our asset-based loan facility (“ABL Facility”), our 9% Senior Subordinated Notes due 2010 (“9% Notes”) and our Senior Floating Rate Notes due 2012 (“2012 Notes”). We incur capital expenditures for the purpose of purchasing tractors and trailers to meet our strategic needs during the year, and maintaining and improving our infrastructure. In addition, we may from time to time repurchase or redeem our outstanding

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

securities. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact on our liquidity, future tax liability and results of operations.

Net cash provided by operating activities was $10.7 million for the nine-month period ended September 30, 2008 compared to $12.3 million in the comparable 2007 period. The $1.6 million decrease in cash provided by operating activities was due in part to the payment of four large claims classified under accrued loss and damage claims, gains from sales of land not used in our business and to the net loss in 2008.

Cash used in investing activities totaled $10.4 million for the nine-month period ended September 30, 2008 compared to $5.9 million used in the comparable 2007 period. The $4.5 million change resulted from an increase in capital expenditures due in part to development costs associated with our new terminal in Newark, New Jersey, offset in part by reduced cash paid for business assets purchased and a cash refund due to a downward adjustment of the purchase price for Boasso.

Cash provided by financing activities was $13.5 million during the nine-month period ended September 30, 2008, compared to net cash used in financing activities of $3.3 million for the same period in 2007. The increase was primarily due to $20.9 million of increased borrowings under our ABL Facility. Of these borrowings, $15.0 million was used to increase our cash reserves due to the recent turmoil in the credit markets (see Item IA. Risk Factors). The remainder was used to pay accrued loss and damage claims and for capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at September 30, 2008 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2008	Year 2009	Year 2010	Year 2011	Year 2012	Year 2013 and after
Operating leases (1)	$70,803	$4,859	$18,249	$15,602	$10,596	$7,526	$13,971
Total indebtedness (2)	382,504	5,040	3,980	127,223	2,260	137,382	106,619
Capital leases	25,702	1,922	7,991	4,795	4,001	5,452	1,541
Interest on indebtedness (3)	91,917	7,289	29,618	27,688	17,437	7,163	2,722

Total	$570,926	$19,110	$59,838	$175,308	$34,294	$157,523	$124,853

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases.
(2)	Includes an unamortized original issue discount of $3.6 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of September 30, 2008 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of September 30, 2008 will remain in effect until maturity.

Other Liabilities and Obligations

We have $10.5 million of environmental liabilities, $2.6 million of pension plan obligations and $23.7 million of other insurance claim obligations. We expect to pay these various obligations over the next ten years. We also have $47.8 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of September 30, 2008 for our insurance administrator totaled $40.1 million. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letters of credit. As of September 30, 2008, our FIN 48 liability is $2.5 million and represents total gross unrecognized tax benefits that may be paid in future periods. In addition, we have accrued $1.8 million of interest and penalties that may be paid in future periods.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Capital lease obligations	$25,702	$5,283
ABL Facility	105,000	84,130
Senior Floating Rate Notes due 2012	135,000	135,000
9% Senior Subordinated Notes due 2010	125,000	125,000
Boasso Note	2,500	2,500
Other Notes	15,004	1,805

Long-term debt, including current maturities	408,206	353,718
Discount on Senior Floating Rate Notes	(3,620)	(4,447)

	404,586	349,271
Less current maturities of long-term debt (including capital lease obligations)	(15,105)	(1,864)

Long-term debt, less current maturities	$389,481	$347,407

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

The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit, which are allocated pro rata between the two tranches based on the then-current borrowing base for each tranche (or, if the credit extensions under the fixed asset tranche are repaid and the commitments thereunder are terminated prior to the termination of the ABL Facility, to the current asset tranche), and up to $10.0 million for swingline borrowings on same-day notice, which are allocated under the current asset tranche. The proceeds of the ABL Facility were used, together with the proceeds from an additional private offering of $50 million of the 2012 Notes, to finance a portion of the Boasso acquisition. The ABL Facility contains a fixed charge coverage ratio of 1.0 to 1.0 which only needs to be met if borrowing availability is less than $20 million. At September 30, 2008, we had $42.2 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin for borrowings under the current asset tranche at September 30, 2008 is 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at September 30, 2008 is 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate for the ABL Facility is the higher of the prime rate and the federal funds overnight rate plus 0.50%. We are also required to pay a fee for utilized commitments under the ABL Facility at a rate equal to 0.25% per annum. The ABL Facility is required to be prepaid only to the extent that the aggregate amount of outstanding borrowings, unreimbursed letter of credit drawings and undrawn letters of credit under the relevant tranche exceeds the lesser of the applicable commitments and the applicable borrowing base in effect at such time for such tranche. The borrowing base for the current asset tranche consists of eligible accounts receivable, eligible inventory and eligible truck and trailer fleet, and the borrowing base for the fixed asset tranche consists of eligible real property and certain eligible equipment. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at September 30, 2008 was 5.3%.

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

Senior Floating Rate Notes

On January 28, 2005, QD LLC and QD Capital sold $85 million in Senior Floating Rate Notes, guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. On December 18, 2007, QD LLC and QD Capital sold $50 million in Senior Floating Rate Notes, guaranteed by QDI and domestic subsidiaries at 93% of the face value of the notes. On June 4, 2008, we satisfied our contractual obligation to exchange the Senior Floating Rate Notes sold in December 2007 for Senior Floating Rate Notes registered under the Securities Act. The Senior Floating Rate Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds of the $85 million offering were used to repay approximately $70 million of a previous term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of previous outstanding debt. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our previous credit facility. The net proceeds of the $50 million offering were used to repay a portion of the term loan under our previous credit facility. The interest rate on the $85 million of the 2012 Notes at September 30, 2008 and 2007 was 7.3% and 9.9%, respectively. The interest rate on the $50 million of the 2012 Notes at September 30, 2008 was 7.3%.

We incurred $2.5 million in debt issuance costs relating to the $85 million of the 2012 Notes and $2.3 million related to the $50 million of the 2012 Notes. We are amortizing these costs over the term of the notes.

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

Boasso Note

Included in the aggregate purchase price of the Boasso acquisition is a $2.5 million 7% promissory note with a maturity on December 18, 2009 for the benefit of a former Boasso shareholder. The shareholder has the right to demand payment on December 18, 2008, and has notified us of his intent to demand payment. The Boasso Note is convertible into shares of our common stock following the first anniversary of the acquisition at the election of the holder at a price of $4.47 per share (the closing price of the shares reported on NASDAQ on the day before the acquisition). If the conversion option is exercised, we have the right, instead of issuing shares, to pay the holder a cash amount equal to the number of shares of common stock into which the Boasso Note is then convertible multiplied by the average closing price plus any accrued and unpaid interest.

Collateral, Guarantees and Covenants

The ABL Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends and distributions or repurchase capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, including the Existing Subordinated Notes; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The ABL Facility also contains certain customary affirmative covenants and events of default.

QD LLC has the ability to incur additional debt, subject to limitations imposed by the indentures governing the 9% Notes and the 2012 Notes. Under the indentures governing the 9% Notes and 2012 Notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.00 to 1.0 or less. As of September 30, 2008 we were in compliance with this covenant.

We are in compliance with all covenants at September 30, 2008.

Debt Retirement

The following is a schedule of our indebtedness at September 30, 2008 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2008	2009	2010	2011	2012 and after	Total
Boasso Note (1)	$2,500	$—	$—	$—	$—	$2,500
Capital lease obligations	1,922	7,991	4,795	4,001	6,993	25,702
ABL Facility (2)	—	—	—	—	105,000	105,000
9% Senior Subordinated Notes, due 2010	—	—	125,000	—	—	125,000
Senior Floating Rate Notes, due 2012 (3)	—	—	—	—	135,000	135,000
Other Notes	2,539	3,980	2,223	2,260	4,002	15,004

Total	$6,961	$11,971	$132,018	$6,261	$250,995	$408,206

(1)	The holder of the Boasso Note has the option to convert the Boasso Note into shares of our common stock following the first anniversary of the acquisition. QD LLC has the option to pay the holder in cash in lieu of stock.
(2)	The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.
(3)	Amounts do not include the remaining unamortized original issue discount of $3.6 million relating to the 2012 Notes.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

The following is a schedule of our debt issuance costs at September 30, 2008 (in thousands):

	Issuance Costs	Accumulated Amortization	Balance
ABL Facility	$6,625	$(964)	$5,661
9% Senior Subordinated Notes, due 2010	5,496	(3,873)	1,623
Senior Floating Rate Notes, due 2012	4,796	(1,768)	3,028

Total	$16,917	$(6,605)	$10,312

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as well as those discussed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and in this Quarterly Report on Form 10-Q. These factors include:

•	general economic conditions,

•	recent turmoil in the credit and capital markets,

•	the availability of diesel fuel,

•	adverse weather conditions,

•	competitive rate fluctuations,

•	our substantial leverage and restrictions contained in our debt arrangements and interest rate fluctuations in our floating rate indebtedness,

•

the cyclical nature of the transportation industry due to various economic factors such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements,

•	changes in demand for our services due to the cyclical nature of our customers’ businesses,

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the nine months ended September 30, 2008, we did not hold derivative instruments or engage in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under the ABL Facility and the 2012 Notes. With regard to the ABL Facility at QD LLC’s option, the applicable margin for borrowings under the current asset tranche at September 30, 2008 is 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at September 30, 2008 is 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate under the ABL Facility is equal to the higher of the prime rate and the federal funds overnight rate plus 0.50%. The base rate for our 2012 Notes is LIBOR plus 4.50%.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

	Balance at September 30, 2008 ($ in 000s)	Interest Rate at September 30, 2008	Effect of 1% Increase ($ in 000s)
ABL Facility	$105,000	5.34%	$1,050
Senior Floating Rate Notes - $50M	50,000	7.29%	500
Senior Floating Rate Notes - $85M	85,000	7.29%	850

Total	$240,000		$2,400

At September 30, 2008, a 1% point increase in the current per annum interest rate for each would result in $2.4 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of September 30, 2008. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in U.S. dollars; and

•	the value of the net assets of our international operations reported in U.S. dollars.

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 6.6% of our consolidated revenue for the nine months ended September 30, 2008 and 7.3% of our consolidated revenue for the nine months ended September 30, 2007. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the U.S. dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the nine months ended September 30, 2008 were positively impacted by a $3.3 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first nine months of 2008 related to the Canadian dollar versus the U.S. dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.4 million for the nine months ended September 30, 2008, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the U.S. dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at September 30, 2008, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. The national average diesel fuel price reported by the U.S. Department of Energy continued to rise to record levels during the first six months of 2008 and, while trending downward during the third quarter of 2008, was still higher at September 30, 2008 than at January 7, 2008. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the nine months ended September 30, 2008 and 2007, a majority of fuel costs were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2008 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Since the acquisition of Boasso in December 2007, we have been diligently working to integrate and assimilate Boasso’s operations into our internal operating procedures, information systems and accounting controls. While in this transition phase during the nine months ended September 30, 2008, we reviewed the financial information obtained from Boasso and performed additional procedures with respect to such information in order to determine its accuracy and reliability. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In accordance with guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Securities and Exchange Commission, the Company will include an assessment of Boasso in management’s report on the effectiveness of the Company’s internal control over financial reporting in the Form 10-K for the year ended December 31, 2008.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

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

ITEM 1A — Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company.

Additionally, we may be subject to the risk set forth below:

Recent turmoil in the credit and capital markets and in the financial services industry may increase our borrowing costs and may negatively impact our liquidity.

Recently, the credit markets, capital markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money to finance our operations from our existing lenders under our bank credit agreements or obtain credit from trade creditors were to be impaired. In addition, the recent economic crisis could also adversely impact our customers’ ability to finance their operations, which may negatively impact our business and results of operations.

One consequence of these upheavals has been sudden and dramatic changes in LIBOR. At September 30, 2008, $240 million in principal amount of our outstanding borrowings have interest based solely or alternatively on a margin over LIBOR. Increases in LIBOR could therefore materially increase the cost of our borrowings. In addition, capital markets have recently experienced significant volatility and disruption. A majority of our existing indebtedness was sold through capital markets transactions. We anticipate that the capital markets could be a source of refinancing of our existing indebtedness in the future. This source of refinancing may not be available if capital markets volatility and disruption continues, which could have a material adverse effect on our liquidity.

Restructuring plans involve risks to our business operations and may not reduce our costs.

During 2008, we have implemented a restructuring plan that involves terminating approximately 75 employees in the aggregate and certain contract terminations. These steps have placed, and will continue to place, pressures on our management, administrative and operational infrastructure as well as on our results of operations. Employees that departed in connection with the restructuring possessed knowledge of our business, skills and relationships with our customers, affiliates, drivers and other employees that were not replaced. As a result, our remaining employees may be required to serve new operational roles in which they have limited experience, which may reduce employee satisfaction and productivity. New relationships may also reduce customer, affiliate or driver satisfaction. Additionally, our restructuring plans and related efforts may divert management’s and other employee’s attention from other business concerns.

Due to the restructuring, we have taken pre-tax charges in the second and third quarters which represent our estimates of severance-related and termination costs, of which the majority were cash expenditures paid during these quarters or that we expect to pay in the future. Actual costs may exceed our estimates. Furthermore, we have formulated this restructuring plan with the goal of reducing our future operating expenses. Our future operating expenses may not be reduced as we expect, or reductions may be offset in the future by other expenses.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

ITEM 3 — Defaults Upon Senior Securities

None

ITEM 4 — Submission of Matters to a Vote of Security Holders

None

ITEM 5 — Other Information

None

ITEM 6 — Exhibits

Exhibit No.	Description
10.1	Agreement and Release, effective as of July 25, 2008, between Quality Distribution, Inc. and Timothy B. Page.

10.2	Employment Agreement, effective as of July 28, 2008, between Quality Distribution, Inc. and Stephen R. Attwood.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

November 7, 2008	/s/ Gary R. Enzor
GARY R. ENZOR,
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

November 7, 2008	/s/ Stephen R. Attwood
STEPHEN R. ATTWOOD,
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)