Form 10-K
period 2008-12-31
QUALITY DISTRIBUTION INC
filed 2009-03-13
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2008 was $19.9 million (based on the closing sale price of $2.42 per share).

As of March 6, 2009, the registrant had 19,644,470 outstanding shares of Common Stock, no par value, outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS (DRAFT)

INTRODUCTION

In this Annual Report on Form 10-K, unless the context otherwise indicates, (i) the terms “the Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors and (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item -1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

•	general economic conditions,

•	recent turmoil in credit and capital markets,

•	the availability of diesel fuel,

•	adverse weather conditions,

•	competitive rate fluctuations,

•	our substantial leverage and restrictions contained in our debt arrangements and interest rate fluctuations in our floating rate indebtedness,

•

the cyclical nature of the transportation industry due to various economic factors such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements,

•	changes in demand for our services due to the cyclical nature of our customers’ businesses,

•	potential disruption at U.S. ports of entry,

•	our dependence on affiliates and owner-operators and our ability to attract and retain drivers,

•	changes in the future, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry,

•	our material exposure to both historical and changing environmental regulations and the increasing costs relating to environmental compliance,

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

All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

Overview

We operate the largest for-hire chemical bulk tank truck network in North America based on bulk service revenues, and we believe we have more than twice the revenues of our closest competitor in our primary chemical bulk transport market in the U.S. The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (which includes plastics) and bulk dry and liquid food-grade products. We are primarily engaged in truckload transportation of bulk chemicals and also engaged in International Organization for Standardization, or ISO, tank container transportation and depot services, tank wash facility services, logistics and other value-added services. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including Dow Chemical, Procter & Gamble, Arclin USA, PPG Industries and Ashland Chemical Company and we provide services to most of the top 100 chemical producers with U.S. operations.

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, the number of miles driven per load, our market share and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many other industries, including consumer and industrial products, automotive, paints and coatings and paper, and tends to vary with changing economic conditions. Economic conditions and differences among the laws and currencies of nations may impact the volume of shipments imported into the United States. Additionally, we provide leasing, tank cleaning, logistics and transloading services.

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

We believe the most significant factors relevant to our future business growth are the ability to (i) obtain additional business from existing customers, (ii) add new customers and (iii) recruit and retain drivers. The trucking industry continued to experience a slowdown in 2008 due to a slowing general economy. In order to mitigate the impact of the economic downturn on our earnings, we have taken initiatives to improve our profitability, reduce costs and adjust our business model. In the longer term, while a number of our customers operate their own private tank truck fleets and many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource a greater proportion of their logistics needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships and a flexible business model that can adjust to changing economic conditions, we believe we are well-positioned to operate in the current economy and still benefit from customers seeking consolidation of their shipping relationships and outsourcing.

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

Restructuring

During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of non-driver positions and the consolidation or closure of underperforming company terminals. We continued our plan of restructure throughout 2008 which resulted in a restructuring charge of $5.3 million of which the majority related to our trucking segment. The total restructuring charge for 2008 represents $2.0 million of severance costs, $0.6 million in contract termination costs and $2.7 million related to other exit costs. As of December 31, 2008, approximately $0.8 million was accrued related to the restructuring charges, which is expected to be paid during 2009.

Development of Our Company

Our company was formed in 1994 as a holding company known as MTL, Inc. and consummated its initial public offering on June 17, 1994. On June 9, 1998, MTL, Inc. was recapitalized through a merger with a corporation controlled by Apollo Investment Fund III, L.P. As a result of the recapitalization, MTL, Inc. became a private company. On August 28, 1998, we completed our acquisition of Chemical Leaman Corporation and its subsidiaries (“CLC”). Through the 1998 acquisition, we combined two of the then-leading bulk transportation service providers, namely, Montgomery Tank Lines, Inc. and Chemical Leaman Tank Lines, Inc., under one operating company, Quality Carriers, Inc. (“QCI”). In 1999, we changed our name from “MTL, Inc.” to “Quality Distribution, Inc.” On November 13, 2003, we consummated the initial public offering of 7,875,000 shares of our common stock. In December 2007, we acquired all of the stock of Boasso America Corporation (“Boasso”), a leading provider of ISO tank container transportation and depot services in North America.

As of March 6, 2009, Apollo Management, L.P. (“Apollo”) and its affiliated funds, owned or controlled approximately 53.6% of our outstanding common stock.

Financial Reporting Segments

Due to the acquisition of Boasso in December 2007, we have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Trucking, which consists of truckload transportation of bulk chemicals, and

•	Container Services, specifically ISO tank container transportation and depot services.

Additional financial information about each of these segments is presented in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Further information about each of our segments, and our business as a whole, is presented below.

Our Industry

Trucking

We estimate, based on industry sources, that the highly fragmented North American for-hire segment of the chemical bulk transport market generated revenues of approximately $6.5 billion in 2007. We specifically operate in the for-hire chemical and food grade bulk transport market (estimated at $4.0 billion in 2007) where we believe, based on published reports, we have achieved leading market share (estimated at 15%), based on revenues. Our competition in the for-hire segment is comprised of more than 200 smaller, primarily regional carriers. Based on revenues as reported in Bulk Transporter’s Tank Truck Carrier 2007 Annual Gross Revenue Report, we operate the largest for-hire chemical bulk tank truck network comprising terminals, tractors and trailers in North America. We believe being a larger carrier facilitates customer service and lane density, and provides a better cost structure. As such, we are well-positioned to expand our business by increasing our market share.

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

Container Services

The ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products. If the chemical industry continues the recent trend towards the globalization of petro-chemical manufacturing capacity, greater quantities of chemicals will be imported into the United States. Further, chemical manufacturers have sought to efficiently transport their products by utilizing ISO tank containers. Boasso is the market leader in the North American ISO tank container transportation and depot services business, which we estimate is a $250 million market.

Competitive Barriers

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

Market Opportunity

Trucking

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

Container Services

The proliferation of global import/export of bulk liquid chemicals has driven the movement of basic manufacturing out of the United States and has resulted in an increase in chemical plant infrastructure to service these off-shore industries. Driven by this globalization, the ISO tank container market is a growing sector of the overall liquid bulk chemical transportation sector. The resulting demand for distributors that can offer a broad range of services within the supply chain will drive future industry growth in this sector.

Our Competitive Strengths

Following are our strengths that we believe will allow us to successfully exploit the market opportunities described above.

Largest Tank Truck Network in a Fragmented Industry

We provide our customers with access to the largest tractor and tank trailer network in the North American bulk tank truck industry. In addition, our nationwide network of 108 trucking terminals, 33 tank wash facilities and 8 ISO depot services terminals covers all major North American chemical markets and enables us to serve customers with international, national and regional shipping requirements. Our size allows us, our affiliates and our owner-operators to benefit from economies of scale in the purchasing of supplies and services, including fuel, tires and insurance coverage. Our greater network density allows us to create efficiencies by increasing utilization through reduced “empty miles” with more opportunities to generate backhaul loads. Our size also enables us to invest in new technologies that increase our operating efficiency, improve customer service and lower our costs.

Asset Light Business Model

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

Core Carrier to Most Top 100 Chemical Companies

We provide services to most of the top 100 chemical producers with U.S. operations. Our ability to maintain these business relationships reflects our service performance and commitment to safety and reliability. We have established long-term customer relationships with these clients, which help us attract and retain experienced affiliate terminal operators and drivers. We expect to continue to benefit from our existing relationships with the largest chemical companies while targeting new revenue opportunities from smaller chemical companies and will continue to explore opportunities to expand the scope of services we offer.

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

Enhanced Productivity, Efficiency and Customer Service through Installed Technology

We are proactive in our utilization of technology aimed at improving our customer service and operating efficiency. In contrast to many of our smaller competitors, we have equipped our drivers with various mobile communications systems which enable us to monitor our tractors and communicate with our drivers in the field and enable customers to track the location and monitor the progress of their cargo through the Internet. We also have satellite tracking devices on our trailers to enable us to increase trailer utilization. Our website allows our customers to view bills and generate customized service reports. We have a centralized order entry, dispatch and billing program system, which enhances our control over our equipment and drivers. This technology is increasingly important when transporting sensitive cargo in today’s heightened security environment.

Our Operations Strategy

We are focused on operating our business more efficiently and building a solid infrastructure in order to position ourselves for growth once the economic environment starts to improve. Our cost initiatives implemented in 2008 and early 2009 are providing us with a competitive cost structure. We are pursuing less cyclical and less seasonal products and growing a more diversified portfolio of business. We are focusing on yield management by reviewing high volume lanes in order to identify opportunities for re-pricing or exiting business, determining which lanes are profitable for us and improving lane density on reloadable freight. Customer service is at the forefront and will be a differentiator for us in the long run. These initiatives as described below have gained momentum and have positioned us to leverage our strengths in order to capitalize on the market opportunities that lie ahead.

Opportunistic Affiliate Conversions and Company Terminal Consolidations

We intend to continue to focus on a less capital intensive business model based on affiliates and owner-operators. We continually evaluate our mix of affiliate and company terminals to optimize customer service, revenue growth, profitability and return on investment. In situations where an efficient and profitable affiliate can absorb a less profitable company terminal, we may consolidate the two operations under the affiliate. In 2009, we expect to consolidate certain company-operated terminals, and to transition other company-operated terminals to affiliates. We expect these actions to result in a larger portion of our revenue being generated by affiliates. We believe these actions will reduce certain fixed costs and provide a more variable cost structure in our weakened economy.

Continued Focus on Safety and Training

We have made safety the main focus of our organization. We implemented several comprehensive process improvement programs to further identify and implement opportunities for sustainable safety improvement. Tangible results of this focus have already manifested themselves in a substantial decrease in preventable events and claim frequency. We also redesigned our driver training program and updated our online training system to make safety awareness training portable and available to the driver’s, dispatchers and terminal managers via the internet.

QDI is committed to conduct its operations in a manner that protects our employees, surrounding communities, customers, and the environment. As a member of the American Chemistry Council (“ACC”) and partner of Responsible Care®, it is our goal to improve the quality of our service and the level of safety. Participation in Responsible Care® is mandatory for all ACC member companies. QDI is only one of six bulk transportation service providers that have reported compliance with Responsible Care® Carrier Certification Management System, which determines applicability and addresses the requirements of laws, regulations, company and other requirements regarding the environmental, health, safety & security of its operations. We have obtained independent certification that our management system is in place and functions according to professional standards and we continue to evaluate and continuously improve our Responsible Care® Management System performance.

Focus on Driver Recruitment and Retention

Our recruitment and retention effort is focused on providing drivers a welcoming opportunity with competitive compensation, an emphasis on professional development and an understanding that most drivers’ first priority is getting home safely to their families. Over the four year period ended December 31, 2008, we have experienced a decline in driver turnover which we believe is half of the reported truckload industry average. We continue in our commitment to being a driver-focused company that provides both technical support and personal respect to drivers. We offer competitive compensation, encourage input from our drivers when making business decisions, and utilize full-time customer service professionals who field inbound calls and emails via our dedicated “Ask Tampa” link provided on each company-issued BlackBerry, to ensure driver satisfaction. Our driver organization contains field-based recruiters who augment the friendly, small business environment provided by our business model.

Expand Scope of Service Capabilities

We plan to continue to expand the scope of our service capabilities in order to serve the growing needs of our customer base. As our customers continue to focus on their core businesses, we believe that they will increasingly rely on primary service transportation companies to provide value-added services such as intermodal, tank cleaning and logistics services. We are a market leader in the ISO tank container transportation and depot services business in North America. We believe that growing our ISO tank container depot business offers us the opportunity to expand our service offerings to many of our existing customers and to capitalize on this growing segment which is being driven by the trend towards the globalization of petro-chemical manufacturing capacity.

Optimize Network

We have implemented key initiatives expected to increase profitability by minimizing the number of empty miles driven by our drivers. We are increasing the visibility of reloadable freight to our affiliate and company terminals to maximize our reload potential. This allows terminals to increase the utilization of our combined assets and pursue additional revenue opportunities in their respective markets with competitive rates.

Trucking Services Provided

Bulk Transportation Service

We are primarily engaged in the business of bulk transportation of liquid and dry chemical products through our subsidiary, Quality Carriers, Inc. (“QCI”). Transportation services are provided through company and affiliate terminals. As of December 31, 2008, 54 of 108 locations were company operations and the remaining locations were affiliate operations. Owner-operators are heavily relied upon to fulfill driver and tractor needs at both company and affiliate terminals. At December 31, 2008, 54% of the drivers in our network were owner-operators and another 26% were affiliate drivers. We believe the combination of the affiliate program and the emphasis on the use of owner-operators results in an efficient and flexible operating structure that provides superior customer service.

Affiliate Program

Affiliates are established and maintained by their owners as independent companies with individualized, profit incentives designed to stimulate and preserve the entrepreneurial motivation common to small business owners. Each affiliate enters into a comprehensive contract with QCI pursuant to which the affiliate is required to operate its bulk tank truck enterprise exclusively for and on behalf of QCI, subject to limited exceptions. Each affiliate is supported by our corporate staff and is linked via computer to central management information systems located at our Tampa, Florida headquarters. Affiliates gain multiple benefits from their relationship with QCI, such as improved equipment utilization through access to our network of operating terminals, access to our broad national and local customer relationships, national driver recruitment, standardized safety training (for drivers, tankwashers and mechanics) and expanded marketing and sales resources. Affiliates gain further value from QCI’s management information systems, which provide essential operating and financial reports while simplifying daily operating situations with system-wide technology support through TMW dispatch/billing platforms and various mobile communication technologies for en-route electronic linkage. Affiliates also derive significant financial benefit through our purchasing leverage on items such as insurance coverage, tractors, fuel and tires.

Affiliates operate under the marketing identity of QCI and typically receive a percentage of gross revenues from each shipment they transport. Affiliates are responsible for their own operating expenses, such as maintenance and workers’ compensation insurance. This operating model creates a variable cost structure for QCI. We pay affiliates each week on the basis of completed billings to customers from the previous week. Our weekly settlement program deducts any amounts advanced to affiliates (and their individual drivers) for fuel, insurance, loans or other miscellaneous operating expenses, including rental charges for QCI’s tank trailers. We reimburse affiliates for certain expenses billed back to customers, including fuel, tolls and scaling charges.

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

In exchange for the services rendered, owner-operators are normally paid a fixed percentage of the revenues generated for each load hauled or on a per mile rate. The owner-operator pays all tractor operating expenses such as fuel, physical damage insurance, tractor maintenance, fuel taxes and highway use taxes. However, we reimburse owner-operators for certain expenses passed through to our customers, such as fuel surcharges, tolls and scaling charges. QCI attempts to enhance the profitability of our owner-operators through purchasing programs offered by us directly or indirectly through outsourcing arrangements that take advantage of our significant purchasing power. These programs cover operating expenses such as tractors, fuel, tires, occupational accident insurance and physical damage insurance.

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

Tank Wash Operations

To maximize equipment utilization and efficiency we rely on tank wash facilities owned and operated by our subsidiaries, Quality Services, Inc. (“QSI”) and Boasso, and affiliate-owned tank wash facilities located throughout our operating network. These facilities allow us to generate tank washing fees from owner-operators and affiliates as well as from other carriers and shippers. We believe that the availability of these facilities enables us to provide an integrated service package to our customers and minimizes the risk of cost escalation associated with sole reliance on third-party tank wash vendors.

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

Container Services Provided

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

Transportation Services

Boasso utilizes its fleet of approximately 320 company-operated and independent owner-operated tractors, as well as a fleet of approximately 1,000 chassis to provide local and over-the-road trucking primarily within the proximity of the port cities where its depots are located, with a special emphasis on the handling of intermodal tank containers. Boasso uses radio dispatch to provide local transportation needs, at any time of the day, to meet its customers’ production schedule and/or shipping departure requirements. We believe that our customers are attracted to Boasso’s service offerings by its well maintained equipment, special training, safety programs and regulatory compliance.

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

Drivers and Owner-Operators

At December 31, 2008, we utilized 3,053 drivers. Of this total, 1,636 were owner-operators, 782 were affiliate drivers, and 635 were company employee drivers.

Company Personnel

At December 31, 2008, we employed 1,673 personnel, approximately 12% fewer than at December 31, 2007.

We provide our employees with health, dental, vision, life, and other insurance coverage subject to certain premium sharing and deductible provisions.

Union Labor

At December 31, 2008, we had 168 employees (97 drivers) in trucking, maintenance or tank wash facilities and approximately 24 drivers at three affiliate terminals who were members of the International Brotherhood of Teamsters.

Tractors and Trailers

As of December 31, 2008, we managed a fleet of approximately 3,200 tractors and 7,200 tank trailers. The majority of our tanks are single compartment, chemical-hauling trailers. The balance of the fleet is made up of multi-compartment trailers, dry bulk trailers, and special use equipment. The chemical transport units typically have a capacity between 5,000 and 7,800 gallons and are designed to meet DOT specifications for transporting hazardous materials. Each trailer is designed for a useful service life of 15 to 20 years, though this can be extended through upgrades and modifications. Each tractor is designed for a useful life of five to seven years, though this can be extended through upgrades and modifications. We acquire new tractors for an initial utilization period of seven years.

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

The following tables show the approximate number and age of trailers and tractors we managed as of December 31, 2008:

TRAILERS (1)	LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	11~15 YEARS	16~20 YEARS	GREATER THAN 20 YEARS	TOTAL
Company	500	103	842	1,724	1,269	1,278	5,716
Affiliate	193	32	292	263	147	313	1,240
Owner-Operator	—	—	1	4	5	1	11
Shipper Owned	119	29	28	32	34	36	278

Total	812	164	1,163	2,023	1,455	1,628	7,245

TRACTORS (1)	LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	GREATER THAN 10 YEARS	TOTAL
Company	362	482	67	25	936
Affiliate	358	241	226	52	877
Owner-Operator	153	252	661	357	1,423

Total	873	975	954	434	3,236

(1)	Age based upon original date of manufacture; tractor/trailer may be substantially refurbished or re-manufactured.

Leasing

We lease and sub-lease tractors to owner-operators and affiliates and also lease and sub-lease trailers to affiliates and other third parties, including shippers. Tractor lease and sub-lease terms range from 6 to 60 months and generally include a purchase option. Trailer lease and sub-lease terms range from 1 day to 84 months and may include a purchase option. We derive a portion of our income from leasing these units to owner-operators, customers and affiliates.

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

Technology

We utilize mobile communications that enhance our ability to efficiently manage assets through dispatch and track our drivers and tractors. Our mobile systems handle order entry, resource planning, dispatch and communications through various network platforms including Qualcomm OmniTRACS®, EDGE (proprietary software), and SkyBitz trailer tracking. We tie all this information together using back-end operational software, PowerSuite by TMW, allowing terminals to effectively manage their resources. We utilize document imaging, enabling us to streamline business processes and make information accessible to customers through our website at www.qualitydistribution.com. Information contained on our website does not constitute a part of this Form 10-K. These systems add to the productivity of our employees and increase integration of our equipment, which we believe results in improved value to our customers.

SALES AND MARKETING

We conduct our marketing activities at both the national and local levels. We employ geographically dispersed sales managers who market our services primarily to regional accounts. These sales managers have extensive experience in marketing specialized tank truck transportation services. The national sales staff concentrates on selling to a defined national account base. In addition, portions of our marketing activities are conducted by regional sales directors in conjunction with our terminal managers and dispatchers who act as local customer service representatives. These managers and dispatchers maintain regular contact with shippers and are well-positioned to identify the changing transportation needs of customers in their respective geographic areas.

ADMINISTRATION

As of December 31, 2008, we operated approximately 108 trucking terminals, 33 tank wash facilities and 8 ISO depot services terminals throughout the United States as well as in Canada. Company and affiliate terminals operate as separate profit centers and terminal managers are responsible and accountable for most operational decisions. Effective supervision requires maximum personal contact with customers and drivers. Therefore, to accomplish mutually defined operating objectives, the functions of customer service, dispatch and general administration typically rest within each terminal. Cooperation and coordination is further encouraged by our backhaul program.

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

CUSTOMERS

Our revenue base consists of customers located throughout North America, including many Fortune 500 companies such as Dow Chemical Company, Procter & Gamble, PPG Industries, and DuPont. In 2008, 2007, and 2006 our 10 largest customers accounted for 30.9%, 34.1%, and 29.8%, respectively of total trucking revenues.

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

RISK MANAGEMENT, INSURANCE AND SAFETY

The primary insurable risks associated with our business are motor vehicle related bodily injury and property damage, workers’ compensation and cargo loss and damage (which includes spills and chemical releases). We maintain insurance against these risks and are subject to liability as a self-insurer to the extent of the deductible under each policy. We currently maintain liability insurance for bodily injury and property damage with an aggregate limit on the coverage in the amount of $40 million, with a $2 million per incident deductible.

QDI currently maintains a $1 million per incident deductible for workers’ compensation insurance coverage. We are insured over our deductible up to the statutory requirement by state and we are self-insured for damage or loss to the equipment we own or lease and for cargo losses.

We employ personnel to perform compliance checks and conduct safety tests throughout our operations. A number of safety programs are conducted that are designed to promote compliance with rules and regulations and to reduce accidents and cargo claims. These programs include training programs, driver recognition programs, safety awards, driver safety meetings, distribution of safety bulletins to drivers and participation in national safety associations.

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

We are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other releases of such substances. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and on the road, and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, predict with certainty the extent of future liabilities and costs under environmental, health, and safety laws, or assure that such liabilities will not result in a material adverse effect on our business, financial condition, operating results or cash flow. We have established reserves for remediation expenses at known contamination sites when it is probable that such efforts will be required of us and the related expenses can be reasonably estimated. Additional information about our reserves, our estimates underlying them and the known contamination sites may be found at Note 18 to our consolidated financial statements contained herein, “Commitments and Contingencies—Environmental Matters.”

We have also incurred in the past, and expect to incur in the future, capital and other expenditures related to environmental compliance for current and planned operations. Such expenditures are generally included in our overall capital and operating budgets and are not accounted for separately. However, we do not anticipate that compliance with existing environmental laws in conducting current and planned operations will have a material adverse effect on our capital expenditures, earnings or competitive position.

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be adversely affected by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of December 31, 2008 and December 31, 2007, we had reserves in the amount of $10.9 million and $11.2 million, respectively, for all environmental matters of which the more significant are discussed below.

The balances presented include both long term and current environmental reserves. We expect these environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified on the Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 27 sites. At two of the 27 sites, we will be participating in the initial studies to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 21 of the 27 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At four of the 21 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. At two of the 21 sites, we have recently settled our obligations. We have estimated future expenditures for these off-site multi-party environmental matters to be in the range of $2.6 million to $3.8 million.

At six sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Four of these projects relate to operations conducted by Chemical Leaman Corporation and its subsidiaries (“CLC”) prior to our acquisition of and merger with CLC in 1998. These four sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; and (4) Scary Creek, West Virginia. The remaining two investigations and potential remediation were triggered by the New Jersey Industrial Site Remediation Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures for these six properties to be in the range of $8.3 million to $16.7 million.

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

The groundwater treatment remedy negotiated with USEPA calls for a treatment facility for in-place treatment of groundwater contamination and a local discharge. Treatment facility construction was completed in early 2007. After various start-up issues, we expect the treatment facility to begin operating in 2009. Wetlands contamination has been remediated with localized restoration expected to be completed in 2009. In regard to contaminated soils, we believe that USEPA is now in the process of finalizing a feasibility study for the limited areas that show contamination and warrant additional investigation or work. We have estimated expenditures to be in the range of $5.1 million to $8.5 million.

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

SEASONALITY

Due to the nature of our customers’ business, our revenues generally decline during winter months, namely the first and fourth fiscal quarters and over holidays. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months. Our operating expenses also have been somewhat higher in the winter months, due primarily to decreased fuel efficiency, increased utility costs and increased maintenance costs of equipment in colder months.

ADDITIONAL INFORMATION AVAILABLE ON COMPANY WEBSITE

Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports may be viewed or downloaded electronically or as paper copies from our website: http://www.qualitydistribution.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our recent press releases are also available to be viewed or downloaded electronically at http://www.qualitydistribution.com. We will also provide electronic or paper copies of our SEC filings free of charge on request. We regularly post or otherwise make available information on the Investor Relations section of our website that may be important to investors. Any information on or linked from our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Our business is subject to general and industry specific economic factors that are largely out of our control and could affect our operations and profitability.

Our business is dependent on various economic factors over which we have little control, that include:

•	the availability of qualified drivers,

•	access to the credit and capital markets,

•	changes in regulations concerning shipment and storage of material we transport and depot,

•	increases in fuel taxes and tolls,

•	interest rate fluctuations,

•	excess capacity in the tank trucking industry,

•	changes in license and regulatory fees,

•	potential disruptions at U.S. ports of entry,

•	downturns in customers’ business cycles,

•	reductions in customers’ shipping requirements, and

•	the U.S. economy generally.

As a result, we may experience periods of overcapacity, declining prices, lower profit margins, and less availability of cash in the future. We have a large number of customers in the chemical-processing and consumer-goods industries. If these customers experience fluctuations in their business activity due to an economic downturn, work stoppages or other industry conditions, the volume of freight transported by us or container services provided by us on behalf of those customers may decrease. The trucking industry has recently experienced a slowdown due to lower demand resulting from slowing economic conditions.

Our substantial leverage and restrictions contained in our debt agreements, including our credit facility and our indentures, could hamper our operations.

At December 31, 2008, we had consolidated long-term indebtedness and capital lease obligations, including current maturities, of $362.6 million. The amount of our indebtedness could have important consequences, including the following:

•	using a portion of our cash flow to pay interest on our indebtedness will reduce the availability of our cash flow to fund working capital, capital expenditures and other business activities,

•	it increases our vulnerability to adverse economic and industry conditions,

•	it limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•	it limits our ability to exploit business opportunities, and

•	it limits our operational flexibility, including our ability to borrow additional funds.

In addition, covenants in our debt agreements limit the use of proceeds from our ordinary operations and from extraordinary transactions. These limits may require us to apply proceeds in a certain manner or prohibit us from utilizing the proceeds in our operations or from prepaying or retiring indebtedness that we desire.

Our variable interest rate debt was $222.0 million as of December 31, 2008. Therefore, increases in market rates of interest will increase our interest expense, which would decrease our earnings. A 1% increase in the interest rate for our variable debt would increase our annual interest expense by approximately $2.2 million.

Recent turmoil in the credit and capital markets and in the financial services industry may increase our borrowing costs and may negatively impact our liquidity.

Recently, the credit markets, capital markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money to finance our operations from our existing lenders under our bank credit agreements or obtain credit from trade creditors were to be impaired. We may also be unable to refinance existing indebtedness in the capital markets if we desire or to do so only at unfavorable rates as a result of capital markets turmoil. In addition, the recent economic crisis could also adversely impact our customers’ ability to finance their operations, which may negatively impact our business and results of operations.

One consequence of these upheavals has been sudden and dramatic changes in LIBOR. At December 31, 2008, $222.0 million in principal amount of our outstanding borrowings have interest based solely or alternatively on a margin over LIBOR. Increases in LIBOR could therefore materially increase the cost of our borrowings. In addition, capital markets have recently experienced significant volatility and disruption. A majority of our existing indebtedness was sold through capital markets transactions. We anticipate that the capital markets could be a source of refinancing of our existing indebtedness in the future. This source of refinancing may not be available if capital markets volatility and disruption continues, which could have a material adverse effect on our liquidity.

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

Our insurance program includes a self insured deductible of $2.0 million per incident for bodily injury and property damage and a $1.0 million deductible for workers’ compensation. In addition, we currently maintain insurance policies with a total limit of $40.0 million. The $2.0 million deductible per incident could adversely affect our profitability, particularly in the event of an increase in the number or severity of incidents. Additionally, we are self-insured for damage to the equipment that we own and lease, for cargo losses, and for non-trucking pollution legal liability and such self-insurance is not subject to any maximum limitation. We extend insurance coverage to our affiliates for (i) motor vehicle related bodily injury, (ii) property damage, (iii) general liability coverage, and (iv) cargo loss and damage. Under this extended coverage, affiliates are responsible for only a small portion of the applicable deductibles.

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

Although only approximately 4.0% of our driver workforce, including owner-operators and employees of affiliates, were subject to collective bargaining agreements at December 31, 2008, unions such as the International Brotherhood of Teamsters have traditionally been active in the U.S. trucking industry. Unionized workers could disrupt our operations by strike, work stoppage or other slowdown. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization. Increased unionization of our workforce could result in higher compensation and working condition demands that could increase our operating costs or constrain our operating flexibility.

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

In addition, we have been named a potentially responsible party at various sites under the Comprehensive Environmental Response Compensation and Liability Act of 1980. Our current reserves provided for these sites may prove insufficient, which would result in future charges against earnings. Further, we could be named a potentially responsible party at other sites in the future and the costs associated with such future sites could be material.

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

During periods of high trucking volumes, there is substantial competition for qualified drivers in the trucking industry. Furthermore, certain geographic areas have a greater shortage of qualified drivers than other areas. We operate in many of the geographic areas where there have been driver shortages in the past and have turned down new business opportunities as a result of the lack of qualified new drivers. Difficulty in attracting qualified personnel, particularly qualified drivers, could require us to increase driver compensation, forego available customer opportunities and underutilize the tractors and trailers in our network. These actions could result in increased costs and decreased revenues. In addition, we may not be able to recruit other qualified personnel in the future.

The loss of one or more significant customers may adversely affect our business.

We are dependent upon a limited number of large customers. Our top ten customers accounted for approximately 30.9% of our total revenues during 2008. In particular, our largest customer, Dow Chemical Company, accounted for 6.5% of our total QCI revenues during 2008. The loss of Dow Chemical Company or one or more of our other major customers, or a material reduction in services performed for such customers, may have a material adverse effect on our results of operations.

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

Our long-lived assets are subject to potential asset impairment

A significant portion of our assets consist of goodwill and other intangible assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2008, goodwill and other intangible assets represented approximately $196.2 million, or approximately 39.1% of our total assets. In addition, net property and equipment totaled approximately $148.7 million, or approximately 29.6% of our total assets.

We review for potential goodwill impairment on an annual basis as part of our goodwill impairment testing in the second quarter of each year, and more often, if a triggering event or circumstance occurs making it likely that impairment exists. In addition, we test for the recoverability of long-lived assets at year end, and more often if an event or circumstance indicates the carrying value may not be recoverable. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

The annual goodwill impairment review performed in June 2008 indicated no goodwill impairments. No impairment charges were recorded during 2008.

If actual results differ from estimates used in these calculations, the Company could incur future (unanticipated) impairment charges.

Our restructuring involves risks to our business operations and may not reduce our costs.

During 2008, we eliminated non-driver positions, consolidated and closed under-performing company terminals and implemented certain contract terminations. These steps have placed, and will continue to place, pressures on our management, administrative and operational infrastructure as well as on our results of operations. Employees that departed in connection with the restructuring possessed knowledge of our business, skills and relationships with our customers, affiliates, drivers and other employees that were not replaced. As a result, our remaining employees may be required to serve new operational roles in which they have limited experience, which may reduce employee satisfaction and productivity. New relationships may also reduce customer, affiliate or driver satisfaction. Additionally, our restructuring plans and related efforts may divert management’s and other employee’s attention from other business concerns.

Due to the restructuring, we took pre-tax charges in 2008 which represent severance-related costs and costs associated with lease and contract terminations. The majority of these costs were cash expenditures paid during

2008 or costs that we expect to pay in the future. Actual costs may exceed our estimates. Furthermore, we have formulated this restructuring plan with the goal of reducing our future operating expenses. Our future operating expenses may not be reduced as we expect, or reductions may be offset in the future by other expenses.

In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Interests of Apollo may conflict with your interests.

At March 6, 2009, Apollo and its affiliated funds owned or controlled approximately 53.6% of our outstanding common stock. As a result, Apollo can influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer and any other matter requiring a vote of shareholders. The interests of Apollo may conflict with your interests. For example, if we encounter financial difficulties, or are unable to pay our debts as they mature, Apollo may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risk to our shareholders or debt holders. Similarly, if our financial performance and creditworthiness significantly improve in the future, Apollo may have an interest in pursuing reorganizations, restructurings, or other transactions that could increase our leverage or impair our creditworthiness or otherwise, in their judgment, enhance Apollo’s equity investment in QDI, even though these transactions might involve risk to our shareholders or debtholders.

We may be unable to identify potential acquisition candidates or realize the intended benefits of consummated acquisitions.

We evaluate potential acquisitions from time to time, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure you that our past acquisitions, including our acquisition of Boasso, will be successfully received by customers or achieve their intended benefits. Often acquisitions are undertaken to improve operating results of either or both of the acquirer or the acquired company, and we cannot assure you that we will be successful in this regard. We may be held liable for risks and liabilities (including for environmental-related costs or liabilities) as a result of acquisitions which we are not aware of at the present time, some of which may not have been discoverable from our due diligence efforts. We will encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect our business, financial condition or results of operations.

Risks Related to our Common Stock

We have a majority shareholder who can substantially influence the outcome of all matters voted upon by our shareholders and prevent actions which a shareholder may otherwise view favorably.

As of March 6, 2009, Apollo and its affiliated funds owned or controlled approximately 53.6% of our outstanding common stock. As a result, Apollo can influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer and any other matter requiring a vote of shareholders. This concentration of ownership could delay, defer or prevent a change in control of our Company or impede a merger, consolidation, takeover or other business combination which a shareholder, may otherwise view favorably.

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

The market price of our common stock could decline as a result of sales by our existing shareholders of a large number of shares of our common stock. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As of March 6, 2009, there are approximately 19.6 million shares of common stock outstanding. Approximately 11.3 million shares of common stock are “restricted securities” as defined in Rule 144 under the Securities Act of 1933 or are held by affiliates.

In addition, as of March 6, 2009, we have 4.3 million shares of common stock registered for issuance under our stock option plan. Options representing 2.2 million shares were outstanding as of March 6, 2009.

We currently do not intend to pay dividends on our common stock.

We do not expect to pay dividends on our common stock in the foreseeable future. In addition, the agreements and indentures governing our indebtedness restrict our ability to pay dividends. Accordingly, the price of our common stock must appreciate in order to realize a gain on one’s investment. This may not occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently we lease approximately 68,000 square feet for our administrative and corporate office headquarters in Tampa, Florida. The lease for our corporate headquarters expires in December 2017. The corporate headquarters, for our subsidiary, Boasso, is located in Chalmette, Louisiana, and consists of 20,000 square feet of office space. The lease expires April 2013.

We have no other location that is material to our operations. We engage in bulk transportation of liquid and dry chemical products through our subsidiary, QCI. Our tank wash business is operated through our subsidiary, QSI. Our container services are operated through our subsidiary, Boasso.

As of December 31, 2008, our terminals and facilities consisted of the following:

	Terminals Operated	Segment
QCI trucking terminals	54	Trucking
QSI tank wash facilities	30	Other
QCI Affiliate trucking terminals	54	Trucking
QSI Affiliate tank wash facilities	3	Other
Boasso container services	8	Container Services
Total	149

In many instances, we operate different types of terminals out of the same physical location. For example, one physical location may contain both a trucking and tank was facility.

We currently own 44 properties from which we operate our trucking, tank wash and container services terminals.

We consider our properties to be in good condition generally and believe that our facilities are adequate to meet our anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

In addition to those items disclosed under Item 1. “Business—Environmental Matters” and Note 18 to our consolidated financial statements contained herein, “Commitments and Contingencies—Environmental Matters,” we are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of March 6, 2009 are as follows:

Name	Age	Position
Gary R. Enzor	46	President and Chief Executive Officer
Stephen R. Attwood	57	Senior Vice President and Chief Financial Officer
Dennis R. Copeland	59	Senior Vice President—Administration
Jonathan C. Gold	45	Senior Vice President, General Counsel and Secretary

Gary R. Enzor has served as our Chief Executive Officer since June 2007 and as President of QDI since November 2005. Mr. Enzor joined QDI in December 2004 as Executive Vice President and Chief Operating Officer. Prior to joining QDI, Mr. Enzor served as Executive Vice President and Chief Financial Officer of Swift Transportation Company, Inc. since August 2002. Prior to Swift, Mr. Enzor held executive positions with Honeywell, Dell Computer and AlliedSignal (now Honeywell International, Inc.).

Stephen R. Attwood joined QDI in July 2008 as Senior Vice President and Chief Financial Officer. Prior to joining QDI, Mr. Attwood served as Controller and Vice President of Swift Transportation Co., Inc. Previously, Mr. Attwood held senior management positions with Dell Computer and AlliedSignal Inc. (now Honeywell International, Inc.).

Dennis R. Copeland has served as our Senior Vice President, Administration since April 2001. He joined QDI in 1998 in connection with the acquisition of CLC, at which time he assumed the position of Vice President Labor Relations and Human Resources. From October 1988 until he joined QDI, Mr. Copeland served as Vice President of Human Resources and Labor Relations for CLC. Prior to that time, he held various management positions with Lukens Steel Company.

Jonathan C. Gold has served as QDI’s Senior Vice President, General Counsel and Secretary since April 1, 2007. Mr. Gold joined QDI in January 2005 as Vice President, Associate General Counsel and Assistant Secretary. Prior to his employment with the Company, Mr. Gold served as corporate counsel with CSX Transportation, Inc. and Vice President, General Counsel and Secretary with Softmart, Inc. In addition, Mr. Gold was in private practice in Washington, D.C. and served as Judicial Clerk to the Honorable Harvey E. Schlesinger, Senior U.S. District Judge for the Middle District of Florida. Mr. Gold retired from the U.S. Army Reserve in 2007 after more than 20 years of active and reserve military service and is a decorated veteran of Operation Iraqi Freedom.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ Global Market (“NASDAQ”) under the symbol “QLTY”. The table below sets forth the quarterly high and low sale prices for our common stock as reported on NASDAQ.

	Common Stock
	High	Low
2008
1st quarter	$5.17	$2.57
2nd quarter	4.00	2.42
3rd quarter	4.90	2.22
4th quarter	4.28	1.22

2007
1st quarter	$13.06	$6.79
2nd quarter	11.35	8.50
3rd quarter	11.94	7.93
4th quarter	9.18	3.95

As of March 6, 2009, there were approximately 91 holders of record of our common stock.

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

UNREGISTERED SALES OF EQUITY SECURITIES

None

PERFORMANCE GRAPH

The following graph depicts a comparison of cumulative total shareholder returns for us as compared to the NASDAQ Trucking & Transportation Index and the NASDAQ Stock Market (U.S.) Index. The graph assumes the investment of $100 on December 31, 2003 through December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, our Consolidated Financial Statements and notes thereto included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The consolidated statements of operations data set forth below for the years ended December 31, 2008, 2007 and 2006 and the historical balance sheet data as of December 31, 2008 and 2007 are derived from our audited financial statements included under Item 8 of this report. The historical statements of operations data for the years ended December 31, 2005 and 2004 and the historical balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited financial statements that are not included in this report.

	YEAR ENDED DECEMBER 31
	2008	2007	2006	2005	2004
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data
Operating revenues	$815,290	$751,558	$730,159	$678,076	$622,015
Operating expenses:
Purchased transportation	466,823	471,531	493,686	471,238	420,565
Depreciation and amortization	21,002	17,544	16,353	17,278	23,266
Other operating expenses	294,487	238,630	171,842	149,741	162,936

Operating income	32,978	23,853	48,278	39,819	15,248
Interest expense, net	35,120	30,524	29,388	26,712	22,343
Write-off of debt issuance costs	283	2,031	—	1,110	—
Gain on extinguishment of debt	(16,532)	—	—	—	—
Other (income) expense	(2,945)	940	888	(222)	857

Income (loss) before taxes	17,052	(9,642)	18,002	12,219	(7,952)
Provision for (benefit from) income taxes	4,940	(2,079)	(38,168)	352	2,421

Net income (loss)	12,112	(7,563)	56,170	11,867	(10,373)
Preferred stock dividends	—	—	—	—	(145)

Net income (loss) attributable to common shareholders	$12,112	$(7,563)	$56,170	$11,867	$(10,518)

Net income (loss) per common share:
Basic	$0.63	$(0.39)	$2.97	$0.63	$(0.56)
Diluted	0.62	(0.39)	2.87	0.61	(0.56)
Weighted average common shares outstanding:
Basic	19,379	19,336	18,920	18,934	18,910
Diluted	19,539	19,336	19,571	19,301	18,910

	YEAR ENDED DECEMBER 31
	2008	2007	2006	2005	2004
	(DOLLARS IN THOUSANDS, EXCEPT TERMINAL, TRAILER AND TRACTOR DATA)
Other Data
Net cash provided by operating activities	$19,593	$14,052	$28,236	$9,039	$15,945
Net cash used in investing activities	(8,524)	(63,399)	(10,591)	(16,063)	(8,081)
Net cash (used in) provided by financing activities	(13,485)	52,194	(12,474)	5,858	(6,070)
Number of terminals at end of period (1)	149	169	165	165	161
Number of trailers operated at end of period	7,245	7,506	7,769	7,461	7,377
Number of tractors operated at end of period	3,236	3,927	3,829	3,539	3,550

Balance Sheet Data at Year End:
Working capital	$44,967	$67,093	$59,673	$43,079	$4,926
Total assets	502,103	493,976	417,873	377,053	373,952
Total indebtedness, including current maturities	362,586	349,271	279,122	289,116	276,550
Shareholders’ equity (deficit)	31,020	27,300	31,774	(27,462)	(39,446)

(1)	Excludes transload facilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We operate the largest for-hire chemical bulk tank truck network in North America based on bulk service revenues, and we believe we have more than twice the revenues of our closest competitor in our primary chemical bulk transport market in the U.S. The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (which includes plastics) and bulk dry and liquid food-grade products. We primarily transport a broad range of chemical products and provide our customers with tank wash facilities, logistics and other value-added services. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including Dow Chemical, Procter & Gamble, Arclin USA, PPG Industries and Ashland Chemical Company, and we provide services to most of the top 100 chemical producers with U.S. operations.

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, the number of miles driven per load, our market share, and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many other industries, including consumer and industrial products, automotive, paints and coatings, and paper, and tends to vary with changing economic conditions. Economic conditions and differences among the laws and currencies of nations may impact the volume of shipments imported into the United States. Additionally, we provide leasing, tank cleaning, logistics and transloading services.

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

•

Affiliates and independent owner-operators are paid a fixed, contractual percentage of revenue for each load they transport creating a variable cost structure that mitigates against cyclical downturns.

•	Reliance on affiliate and independent owner-operators creates an asset-light business model that generally reduces our capital investment.

In 2009, we expect to consolidate certain company-operated terminals, and to transition other company-operated terminals to affiliates. We expect these actions to result in a larger portion of our revenue being generated by affiliates. We believe these actions will reduce certain fixed costs and provide a more variable cost structure in our weakened economy.

We believe the most significant factors relevant to our future business growth are the ability to (i) obtain additional business from existing customers, (ii) add new customers and (iii) recruit and retain drivers. While a number of our customers operate their own private tank truck fleets and many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource a greater proportion of their logistics needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships and flexible business model, we believe we are well-positioned to benefit from customers seeking consolidation of their shipping relationships and those opting to outsource a greater portion of their logistics needs to third-party tank truck carriers.

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

Our Operations Strategy

We are focused on operating our business more efficiently and building a solid infrastructure in order to position ourselves for growth once the economic environment starts to improve. Our cost initiatives implemented in 2008 and early 2009 are providing us with a competitive cost structure. We are pursuing less cyclical and less seasonal products and growing a more diversified portfolio of business. We are focusing on yield management by reviewing high volume lanes in order to identify opportunities for re-pricing or exiting business, determining which lanes are profitable for us and improving lane density on reloadable freight. Customer service is at the forefront and will be a differentiator for us in the long run. These initiatives as described below have gained momentum and have positioned us to leverage our strengths in order to capitalize on the market opportunities that lie ahead.

•

Opportunistic Affiliate Conversions and Company Terminal Consolidations. We intend to continue to focus on a less capital intensive business model based on affiliates and owner-operators. We continually evaluate our mix of affiliate and company terminals to optimize customer service, revenue growth, profitability and return on investment. In situations where an efficient and profitable affiliate can absorb a less profitable company terminal, we may consolidate the two operations under the affiliate.

•

Continued Focus on Safety and Training. We have made safety the main focus of our organization. We implemented several comprehensive process improvement programs to further identify and implement opportunities for sustainable safety improvement. Tangible results of this focus have already manifested themselves in a substantial decrease in preventable events and claim frequency. We also redesigned our driver training program and updated our online training system to make safety awareness training portable and available to the driver’s, dispatchers and terminal managers via the internet. QDI is committed to conduct its operations in a manner that protects our employees, surrounding communities, customers, and the environment. As a member of the American Chemistry Council (“ACC”) and partner of Responsible Care®, it is our goal to improve the quality of our service and the level of safety. Participation in Responsible Care® is mandatory for all ACC member companies. QDI is only one of six bulk transportation service providers that have reported compliance with Responsible Care® Carrier Certification Management System, which determines applicability and addresses the requirements of laws, regulations, company and other requirements regarding the environmental, health, safety and security of its operations. We have obtained independent certification that our management system is in place and functions according to professional standards and we continue to evaluate and continuously improve our Responsible Care® Management System performance.

•

Focus on Driver Recruitment and Retention. Our recruitment and retention effort is focused on providing drivers a welcoming opportunity with competitive compensation, an emphasis on professional development and an understanding that most drivers’ first priority is getting home safely to their families. Over the four year period ended December 31, 2008, we have experienced a decline in driver turnover which we believe is half of the reported truckload industry average. We continue in our commitment to being a driver-focused company that provides both technical support and personal respect to our drivers. We offer competitive compensation, encourage input from our drivers when making business decisions, and utilize full-time customer service professionals who field inbound calls and emails via our dedicated “Ask Tampa” link provided on each company-issued BlackBerry, to ensure driver satisfaction. Our driver organization contains field-based recruiters who augment the friendly, small business environment provided by our business model.

•

Expand Scope of Service Capabilities. We plan to continue to expand the scope of our service capabilities in order to serve the growing needs of our customer base. As our customers continue to focus on their core businesses, we believe that they will increasingly rely on primary service transportation companies to provide value-added services such as intermodal, tank cleaning and logistics services. We are a market leader in the ISO tank container transportation and depot services business in North America. We believe that growing our ISO tank container depot business offers us the opportunity to expand our service offerings to many of our existing customers and to capitalize on this growing segment which is being driven by the trend towards the globalization of petro-chemical manufacturing capacity.

•

Optimize Network. We have implemented key initiatives expected to increase profitability by minimizing the number of empty miles driven by our drivers. We are increasing the visibility of reloadable freight to our affiliate and company terminals to maximize our reload potential. This allows terminals to increase the utilization of our combined assets and pursue additional revenue opportunities in their respective markets with competitive rates.

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

Tractor and trailer rebuilds, which are recurring in nature and extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 3 to 10 years, based on the type and extent of these rebuilds. Maintenance and repairs are charged directly to expense as incurred. Management estimates the useful lives of these assets based on historical trends and the age of the assets when placed in service. Any changes in the actual lives could result in material changes in the net book value of these assets. Additionally, we estimate the salvage values of these assets based on historical sales or disposals, and any changes in the actual salvage values could also affect the net book value of these assets.

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

Goodwill—We evaluate goodwill for impairment at least annually during the second quarter with a measurement date of June 30, or more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). We have identified three reporting units: trucking, container services and other. Our evaluation of goodwill is measured through a two-step impairment test. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. Fair value is determined using two valuation approaches: a market approach and an income approach. The market approach considers our financial condition and operating performance relative to those of publicly traded companies operating in the same or similar lines of business. The income approach expresses value in terms of the present value of future anticipated income discounted for risk. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. We determined no impairment to have occurred as of June 30, 2008, since the calculated fair value exceeded the carrying amount.

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

We project both aggregate U.S. pre-tax income as well as aggregate U.S. taxable income for the years 2009 through 2012 sufficient to absorb the $98.0 million existing net operating loss carryforwards. At December 31, 2008 we had an estimated $98.0 million in federal net operating loss carryforwards, $2.3 million in alternative minimum tax credit carryforwards and $2.9 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2027, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. We do not have a history of net operating loss or tax credit carryforwards expiring unused; however, we have determined based on the weight of available evidence that it is more likely than not that some portion of our $2.9 million foreign tax credits may not be realized. As a result we have established a valuation allowance of $1.8 million against our foreign tax credit deferred tax asset.

We continue to believe it is more likely than not that the net deferred tax assets will be realizable because we are projecting positive future taxable income through 2012 sufficient to absorb the $98.0 million net operating loss carryforwards. We will continue to review our forecast quarterly in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense.

Uncertain Income Tax Positions—We account for FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109” (“FIN 48”), using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes.

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

Accident claims reserves—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation for periods after March 31, 2008. From September 15, 2002 to March 30, 2008, our insurance deductible was $5.0 million per incident for bodily injury and property damage. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease, for cargo losses and for non-trucking pollution legal liability. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own safety department personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Stock compensation plans—Stock compensation is determined by the assumptions required under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time using graded vesting, which accelerates compensation expense into the first two years of the four year vesting period. Stock-based compensation expense related to stock options and restricted stock was $1.0 million and $0.3 million, respectively, for fiscal year 2008. As of December 31, 2008, there was approximately $2.5 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost is approximately four years. For further discussion on stock-based compensation, see Note 17 of Notes to Consolidated Financial Statements included in Item 15 of this report.

Pension plans—We maintain two noncontributory defined-benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (6.00% to 6.25%) and assumed rates of return (7.50% to 8.00%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

We had an accumulated net pension equity charge (after-tax) of $9.7 million and $1.6 million at December 31, 2008 and 2007, respectively. The higher equity charge in 2008 reflects the decline in our funded status as a result of significant negative asset returns during 2008. Total asset returns for both pension plans were negative approximately 36% in 2008.

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

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. At December 31, 2008, our projected benefit obligation (“PBO”) was $45.6 million. Our projected 2008 net periodic pension expense is $2.2 million. A 1.0% decrease in our assumed discount rate would increase our PBO to $50.3 million and increase our 2008 net periodic pension expense less than $0.1 million. A 1.0% increase in our assumed discount rate would decrease our PBO to $41.8 million and decrease our 2008 net periodic pension expense to $2.1 million. A 1.0% decrease in our assumed rate of return would not change our PBO but would increase our 2008 net periodic pension expense to $2.4 million. A 1.0% increase in our assumed rate of return would not change our PBO but would decrease our 2008 net periodic pension expense to $1.9 million.

Restructuring—We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We have made estimates of the costs to be incurred as part of our restructuring plan. During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of non-driver positions and the consolidation or closure of underperforming company terminals. We continued our plan of restructure throughout 2008 which resulted in a restructuring charge of $5.3 million of which the majority related to our trucking segment. The total restructuring charge for 2008 represents $2.0 million of severance costs, $0.6 million in contract termination costs and $2.7 million related to other exit costs. As of December 31, 2008, approximately $0.8 million was accrued related to the restructuring charges, which is expected to be paid during 2009.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, “Significant Accounting Policies—New Accounting Pronouncements and Adoption of Statement of Financial Accounting Standards No. 157 and No. 159,” in the Notes to Consolidated Financial Statements for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2008	2007	2006
OPERATING REVENUES:
Transportation	69.4%	77.3%	79.1%
Other service revenue	12.8	10.1	9.1
Fuel surcharge	17.8	12.6	11.8

Total operating revenues	100.0	100.0	100.0
OPERATING EXPENSES:
Purchased transportation	57.3	62.7	67.6
Compensation	13.4	11.4	10.0
Fuel, supplies and maintenance	14.0	10.8	7.3
Depreciation and amortization	2.6	2.3	2.2
Selling and administrative	4.4	4.2	3.3
Insurance claims	1.8	3.2	1.8
Taxes and licenses	0.6	0.5	0.5
Communication and utilities	1.6	1.5	1.2
(Gain) loss on disposal of property and equipment	(0.4)	0.1	(0.7)
Restructuring costs	0.7	—	—

Total operating expenses	96.0	96.7	93.2

Operating income	4.0	3.3	6.8

Interest expense, net	4.3	4.1	4.0
Write-off of debt issuance costs	—	0.3	—
Gain on extinguishment of debt	(2.0)	—	—
Other (income) expense	(0.4)	0.1	0.2

Income (loss) before income taxes	2.1	(1.2)	2.6
Provision for (benefit from) income taxes	0.6	(0.3)	(5.2)

Net income (loss)	1.5	(0.9)	7.8

The following table sets forth for the periods indicated the number of terminals, tractors and trailers utilized in our business (including affiliates and owner-operators) as of December 31:

	2008	2007	2006
Terminals *	149	169	165
Number of Drivers	3,053	3,486	3,396
Trailers	7,245	7,506	7,769
Tractors	3,236	3,927	3,829
Transportation billed miles (in thousands)	136,234	154,340	157,586

*	excludes transload facilities.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

Total revenues for 2008 were $815.3 million, an increase of $63.7 million or 8.5%, compared to 2007 revenues. Transportation revenue decreased by $14.9 million or 2.6%, primarily due to a $43.0 million increase from the acquired Boasso operations offset by a $57.9 million decrease in our pre-existing business due to continuing softness in the housing and automotive industries and general weakening of our economy. We had an 11.5% decrease in the total number of miles driven as the average number of miles per load decreased over the prior year along with a 7.7% decrease in overall loads.

Other service revenue increased by $27.8 million, or 36.5%, compared to 2007. This increase was primarily due to a $30.4 million increase in revenue generated by the acquired Boasso operations.

Fuel surcharge revenue increased $50.8 million, or 53.6%, primarily due to an increase in fuel prices, and to the acquisition of Boasso, offset in part by a decrease in the total number of miles driven.

Purchased transportation decreased by $4.7 million, or 1.0%, due primarily to a reduction in our pre-existing business due to a weakened economy offset by $26.8 million of expense from the acquired Boasso operations. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 65.6% in 2008 versus 69.8% for the prior year due to the conversion of certain affiliate terminals to company-operated terminals. Our affiliates generated 50.7% of our transportation revenue and fuel surcharge revenue for 2008 compared to 56.7% for the prior year. We pay our affiliates a greater percentage of transportation revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. During the 2008 and 2007 periods, we paid our affiliates approximately 85% of the transportation revenue and paid owner-operators approximately 65% of transportation revenue.

In 2009, we expect to consolidate certain company-operated terminals, and to transition other company-operated terminals to affiliates. We expect these actions to result in a larger portion of our revenue being generated by affiliates. We believe these actions will reduce certain fixed costs and provide a more variable cost structure in our weakened economy.

Compensation expense increased $23.3 million, or 27.1%, due primarily to $18.5 million of expense from the acquired Boasso operations. In addition, we had an increase of $6.1 million due to new or converted Company terminals added over the prior year and $0.9 million increase in healthcare costs partially offset by a reduction of approximately $2.3 million from wages and payroll taxes for positions eliminated in our plan of restructure.

Fuel, supplies and maintenance increased $33.0 million, or 40.6%, due primarily to $20.5 million of expense from the acquired Boasso operations, increased fuel costs of $11.7 million, increased equipment maintenance of $1.5 million and increased equipment lease costs of $0.6 million as we increase the capacity of our equipment.

Depreciation and amortization expense increased $3.5 million, or 19.7%, due primarily to increased depreciation and amortization from the acquired Boasso operations.

Selling and administrative expenses increased $4.5 million, or 14.5%, due primarily to $4.1 million of expense from the acquired Boasso operations. We also incurred an increase of $0.3 million in bad debt expense in 2008 due to credit adjustments in 2007 resulting from a reduction in days sales outstanding in 2007, and an increase of $0.4 million in professional fees offset by a decrease of $0.6 million of travel related costs.

Insurance claims expense decreased $8.9 million, or 37.2%, due primarily to a reduction in the number and severity of accidents that occurred during 2008 offset by an increase of $1.8 million for the acquired Boasso operations.

Gain on disposal of property and equipment was $3.1 million in 2008 as compared to a loss of $1.0 million in 2007. The gain in the current year period resulted from the sale of land not used in our business compared with a loss in the prior year resulting from the disposals of certain tank wash equipment.

In 2008, we incurred restructuring costs of $5.3 million primarily due to employee termination benefits and costs associated with lease and contract terminations and other related exit activities related to our restructuring plan. The majority of these costs were related to our trucking operations. We expect to incur additional restructuring costs in 2009 due to further consolidation or closure of company-operated terminals.

Operating income increased $9.1 million, or 38.3%, compared to 2007. The operating margin for 2008 was 4.0% compared to 3.3% for 2007 as a result of the above items.

Interest expense increased by $4.2 million, or 13.4%, in 2008 compared to 2007 primarily due to interest on our new $50 million of Senior Floating Rate Notes issued in December 2007. These notes, along with our entry into a new asset-based loan facility in December 2007, were issued primarily to fund the acquisition of Boasso, and to repay a portion of the term loan under our previous credit facility. In conjunction with these notes, we are incurring increased amortization of the original issue discount related to these notes. In addition, the amortization of deferred financing costs has increased due to the refinancing of our previous revolving facility in December 2007.

We wrote off debt issuance costs of $0.3 million related to the partial repurchase of our 9% Senior Subordinated Notes in 2008. In 2007, we wrote off $1.2 million of debt issuance costs due to the refinancing of our previous revolving credit facility and term loan with our new asset-based loan facility and recorded a charge of $0.8 million for bridge loan commitment fees related to the Boasso acquisition in 2007.

Gain on debt extinguishment of $16.5 million resulted from the repurchase of $24.2 million of our 9% Senior Subordinated Notes.

Other income of $2.9 million in 2008 resulted primarily from the settlement of an acquired pension liability of $3.4 million offset by $0.3 million in foreign currency conversion. Other expense in 2007 contained $1.6 million of costs related to an unconsummated acquisition and refinancing activities offset by $0.7 million in foreign currency conversions.

The provision for income taxes was $4.9 million in 2008 as compared to a benefit from income taxes of $2.1 million in 2007. The effective rate for 2008 was 29.0%, which is lower than our anticipated 39.0% effective rate in large part due to recording a $1.2 million reduction to tax expense related to a pension adjustment. The Company’s effective rate would have been higher if this pension adjustment had not been recorded. This pension adjustment was related to an income item related to the release of a pension obligation that would never be subject to income tax.

Net income was $12.1 million for 2008 compared with a net loss of $7.6 million for 2007 for the reasons outlined above.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Total revenues for 2007 were $751.6 million, an increase of $21.4 million or 2.9%, compared to 2006 revenues. Transportation revenue increased by $3.4 million or 0.6% compared to 2006. The increase in transportation revenue is primarily attributable to rate increases offset by a decrease in the number of loads.

Other service revenue increased by $9.6 million, or 14.4% in 2007 versus 2006. This was primarily due to a $2.8 million increase in rental revenue, a $2.8 million increase from tank wash revenue, and $2.3 million due to the acquisition of Boasso. Fuel surcharge revenue increased $8.4 million from 2006 as a result of higher average fuel prices. Approximately 85% of the fuel surcharge revenue is reflected in “Purchased transportation” and was paid to our affiliates and company owner-operators during 2007 while the remaining company costs offset by the fuel surcharge are reflected in “Fuel, supplies and maintenance.”

Operating expenses totaled $727.7 million in 2007, an increase of $45.8 million, or 6.7% from 2006. The increase in operating expenses was primarily attributable to a $28.0 million increase in fuel, supplies and maintenance, a $12.6 million increase in compensation, a $10.5 million increase in insurance claims, a $6.9 million increase in selling and administrative expenses and $0.6 million losses from the disposals of terminal assets and sales of tractors compared to $5.2 million net gains that resulted in 2006, partially offset by a decrease of $22.2 million in purchased transportation.

The decrease over the prior year in purchased transportation is primarily due in part to a shift of our transportation business from affiliates to company operations. We pay our affiliates approximately 85% of the transportation revenue while we pay company owner-operators approximately 65% of the transportation revenue. Since we pay our affiliates a greater percentage of revenues generated by them than is paid to company owner-operators, our purchased transportation costs will decrease more as revenues generated by affiliates decrease as a percentage of total transportation revenue. Our affiliates generated 56.7% of our transportation and fuel surcharge revenue in 2007 compared to 66.6% for the prior year. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 69.8% versus 74.4% for the prior year due to this shift in our revenue mix.

Compensation expense increased $12.6 million, or 17.2% primarily due to new or converted company terminals added over the prior year, and company-wide compensation increases. This increase was offset in part by a $1.4 million decrease in stock compensation expense due to stock units being fully recognized in 2006.

Fuel, supplies and maintenance increased $28.0 million, or 52.5% due primarily to fuel costs associated with the shift of revenue from affiliates to company owned terminals, increased lease costs as we fund the expansion of our tractor and trailer fleet through the use of operating leases, costs associated with the purchase of tires as we expand our fleet, increased maintenance as we increase the capacity of our equipment and increased costs to clean our trailers.

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

Loss on disposal of property and equipment was $1.0 million, in 2007 as compared to a gain of $4.9 million in 2006, primarily due to the disposal of terminal assets and the sale of tractors and trailers at a loss compared to the sale of several real properties that generated $4.5 million of gain with the remaining net gain generated from the sale of tractors and trailers in 2006.

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

We wrote off debt issuance costs of $1.2 million due to the refinancing of our previous revolving credit facility and term loan with our new asset based loan facility and recorded a charge of $0.8 million for bridge loan commitment fees related to the Boasso acquisition in 2007. We had no such costs in 2006.

Other expense in 2007 contained $1.6 million of costs related to an unconsummated acquisition and refinancing activities offset by $0.7 million in foreign currency conversions. Other expense in 2006 contained $1.0 million of expenses related to the filing of a shelf registration statement and related expenses.

The benefit from income taxes was $2.1 million in 2007 as compared to a benefit from income taxes of $38.2 million in 2006. The effective rate for December 31, 2007 was 21.5%. This rate is lower than our anticipated 39.0% effective rate in large part due to recording a $1.6 million valuation allowance against our deferred tax asset for foreign tax credits. The Company’s effective rate would have been 38.4% if this valuation allowance had not been recorded. This change was primarily due to the release of approximately $45.8 million of our $46.7 million deferred tax valuation allowance in 2006. This release was due to improved operating results and the determination that it is more likely than not that expected future taxable income will be sufficient to utilize certain of our deferred tax assets.

Net loss was $7.6 million for 2007 compared with net income of $56.2 million for 2006 for the reasons outlined above.

Segment Operating Results

Prior to 2008, we reported our financial information as a single segment. Beginning January 1, 2008, we have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Trucking, which consists of truckload transportation of bulk chemicals, and

•	Container Services, specifically ISO tank container transportation and depot services.

Due to the acquisition of Boasso in December 2007, we further enhanced our scope of services in the ISO tank container transportation and depot services market so that management now evaluates isolated revenues associated with these services and with trucking.

Segment revenues and operating income include the allocation of fuel surcharge to the trucking segment. The operating income reported in our segments excludes amounts reported in Other operating income, such as gains and losses on disposal of property and equipment, restructuring costs, corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. Included in Other revenues are revenues from our tank wash services and other value-added services.

Summarized segment operating results are as follows (in thousands):

	Year ended December 31,				Change
	2008	% of Total	2007	% of Total	$	%
Operating revenues:
Trucking	$653,618	80.2%	$666,199	88.6%	(12,581)	(1.9)%
Container Services	89,715	11.0	12,168	1.6	77,547	637.3%
Other revenue	71,957	8.8	73,191	9.8	(1,234)	(1.7)%

Total	$815,290	100.0%	$751,558	100.0%

Operating income:
Trucking	$41,291	73.5%	$37,421	88.3%	3,870	10.3%
Container Services	10,934	19.5	(93)	(0.2)	11,027	11,857.0%
Other operating income	3,988	7.0	5,028	11.9	(1,040)	(20.7)%

Total	$56,213	100.0%	$42,356	100.0%

	Year ended December 31,				Change
	2007	% of Total	2006	% of Total	$	%
Operating revenues:
Trucking	$666,199	88.6%	$663,866	90.9%	2,333	0.4%
Container Services	12,168	1.6	—	0.0	12,168	100.0%
Other revenue	73,191	9.8	66,293	9.1	6,898	10.4%

Total	$751,558	100.0%	$730,159	100.0%

Operating income:
Trucking	$37,421	88.3%	$52,432	87.8%	(15,011)	(28.6)%
Container Services	(93)	(0.2)	—	0.0	(93)	(100.0)%
Other operating income	5,028	11.9	7,306	12.2	(2,278)	(31.2)%

Total	$42,356	100.0%	$59,738	100.0%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Operating revenue:

Trucking—revenues decreased $12.6 million, or 1.9%, for the year ended December 31, 2008 compared to 2007 due to fewer miles driven due to a weakened economy partially offset by an increase in fuel surcharge resulting from increased fuel prices in 2008.

Container Services—revenues increased $77.5 million, or more than 100.0%, for the year ended December 31, 2008 compared to 2007 due to the acquired Boasso operations.

Other revenue—revenues decreased $1.2 million, or 1.7%, for the year ended December 31, 2008 compared to 2007 due primarily to a decrease in our tank wash revenue.

Operating income:

Trucking—operating income increased $3.9 million, or 10.3%, for the year ended December 31, 2008 compared to 2007 primarily due to cost savings initiatives offset by fewer billed miles and the conversion of affiliates to company terminals which increased facility, leasing, and maintenance costs.

Container Services—operating income increased $11.0 million, or more than 100.0%, for the year ended December 31, 2008 compared to 2007 due to the acquired Boasso operations.

Other operating income—operating income decreased $1.0 million, or 20.7%, for the year ended December 31, 2008 compared to 2007, primarily due to reduced tank wash revenue.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Operating revenue:

Trucking—revenues increased $2.3 million, or 0.4%, for the year ended December 31, 2007 compared to 2006 primarily due to rate increases offset by a decrease in number of loads in 2007.

Container Services—revenues increased $12.2 million, or 100.0%, for the year ended December 31, 2007 compared to 2006 due to our entry into the container services business and to the acquired Boasso operations in December 2007.

Other revenue—revenues increased $6.9 million, or 10.4%, for the year ended December 31, 2007 compared to 2006 due primarily to an increase in our tank wash revenue.

Operating income:

Trucking—operating income decreased $15.0 million, or 28.6%, for the year ended December 31, 2007 compared to 2006 primarily due to a shift of our transportation business from affiliates to company operations.

Container Services—operating income decreased $0.1 million, or 100.0%, for the year ended December 31, 2007 compared to 2006 due to our entry into the container services business.

Other operating income—operating income decreased $2.3 million, or 31.2%, for the year ended December 31, 2007 compared to 2006, primarily due to higher operating expenses related to tank wash terminals in 2007.

EXCHANGE RATES

We operate in Canada and Mexico as well as in the United States. Our results of operations are affected by the relative strength of currencies in the countries where we operate. Approximately 6.4%, 7.0% and 7.2% of our revenue in 2008, 2007 and 2006, respectively, was generated outside the United States.

In comparing the average exchange rates between 2008 and 2007, the Canadian dollar appreciated against the United States dollar by approximately 3.8% while the Mexican peso depreciated against the United States dollar by approximately 2.0%. The change in exchange rates positively impacted revenue by approximately $1.9 million in 2008. The appreciation of the Canadian dollar and depreciation of the Mexican peso was the primary reason for the less than $0.1 million net decrease in cumulative currency translation loss in shareholders’ equity for 2008.

Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.3 million gain in 2008, a $0.3 million gain in 2007, and a $0.1 million gain in 2006. Risks associated with foreign currency fluctuations are discussed further in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

LIQUIDITY AND CAPITAL RESOURCES

We believe that our liquidity, asset-light business model, and streamlined operations will enable us to weather a continued economic downturn in 2009. Although 2008 miles driven were almost 11.5% lower than in 2007, we still generated positive cash flow from operations. Additionally, at December 31, 2008, we had over $37 million of borrowing availability under our asset-based loan facility (the “ABL Facility”).

The following summarizes our cash flows for fiscal years 2008, 2007 and 2006 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,
(In Thousands)	2008	2007	2006
Net cash provided by operating activities	$19,593	$14,052	$28,236
Net cash used in investing activities	(8,524)	(63,399)	(10,591)
Net cash (used in) provided by financing activities	(13,485)	52,194	(12,474)
Effect of exchange rates	(508)	23	34

Net (decrease) increase in cash	(2,924)	2,870	5,205
Cash at beginning of period	9,711	6,841	1,636

Cash at end of period	$6,787	$9,711	$6,841

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our ABL Facility. Our primary cash needs consist of working capital, capital expenditures and debt service including our ABL Facility, our 9% Notes due 2010 (“9% Notes”) and our Senior Floating Rate Notes due 2012 (the “2012 Notes”). We are focusing on: (i) stabilizing our top line, (ii) increasing our borrowing availability, (iii) simplifying our business, and (iv) improving our earnings. We incur capital expenditures for the purpose of purchasing tractors and trailers to meet our strategic needs during the year, and maintaining and improving our infrastructure. In addition, we may from time to time repurchase or redeem our outstanding securities.

There is a trading market for the 9% Notes and the Senior Floating Rate Notes although they are not listed on any exchange. During the fourth quarter of 2008, we repurchased $24.2 million in aggregate principal amount of the 9% Notes for an aggregate purchase price of $7.7 million. During the first quarter of 2009, we purchased an additional $1.0 million in aggregate principal amount of the 9% Notes for an aggregate purchase price of $0.3 million. We believe that these purchases at a substantial discount to their principal amount are a good investment for us because the prices are substantially less than the amount that we would owe for the repurchased notes upon maturity, and we had adequate liquidity for such purchases. We may from time to time repurchase or redeem additional amounts of our outstanding securities. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

We have accrued $10.9 million for environmental claims and $21.5 million for loss and damage claims and the timing of the cash payment for such claims fluctuates from quarter to quarter.

We generated $19.6 million, $14.1 million and $28.2 million in net cash from operating activities in 2008, 2007 and 2006, respectively. The increase in net cash provided by operating activities in 2008 as compared to 2007 is primarily due to our net income for the year. We continue to experience softness in demand; however our continued restructuring and cost reduction efforts have enabled us to generate stronger operating cash. We are aligning our cost structure to allow for flat or declining revenues. The decrease in net cash provided by operating activities in 2007 as compared to 2006 was primarily due to our net loss for the year.

Net cash used in investing activities in 2008, 2007 and 2006 was $8.5 million, $63.4 million and $10.6 million, respectively. Capital expenditures totaled $14.8 million, $10.6 million and $14.9 million in 2008, 2007 and 2006, respectively. In 2008, we used net cash of $8.4 million to purchase new revenue equipment, two businesses and the assets of one affiliate. We used net cash of $52.4 million for the acquisition of Boasso and $6.8 million of cash to purchase two businesses and the business assets of six affiliates in 2007, issued note payables for $2.4 million and assumed $2.5 million in liabilities as part of the total consideration of these acquisitions. In 2006, we used $6.5 million of cash to purchase two businesses and the business assets of three affiliates, issued a note payable for $1.6 million and assumed $4.4 million in liabilities as part of the total consideration of these acquisitions.

Net cash (used in) provided by financing activities was $(13.5) million, $52.2 million and $(12.5) million in 2008, 2007 and 2006, respectively. In 2008, we used cash of $7.7 million to repurchase $24.2 million of our 9% Notes. We expect our interest expense to be reduced due to these repurchases. In addition, we generated cash from operations and sale of properties to pay down approximately $9.0 million of our debt obligations. We utilized a portion of our ABL Facility to finance the acquisition of Boasso in 2007. In 2006, we generated enough cash from operations and the sale of property to fully repay our revolver by year-end.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a) (4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at December 31, 2008 over the periods we expect them to be paid (dollars in thousands):

	TOTAL	Year 2009	Years 2010 & 2011	Years 2012 & 2013	The Five Years after 2013
Operating leases (1)	$67,857	$19,167	$27,500	$11,893	$9,297
Total indebtedness (2)	342,116	8,361	105,340	226,335	2,080
Capital leases	23,816	7,994	8,785	6,647	390
Interest on indebtedness (3)	70,809	24,822	37,979	7,865	143

Total	$504,598	$60,344	$179,604	$252,740	$11,910

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases. See Note 18 of the “Note to the Consolidated Financial Statements.” We entered into a new lease, commencing in May 2007, for our corporate headquarters that requires us to spend $15.8 million over the term of the lease. We expect that some of our operating lease obligations for tractors will be partially offset by rental revenue from sub-leasing the tractors to owner-operators or affiliates.
(2)	Includes a discount of $3.3 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2008 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of December 31, 2008 will remain in effect until maturity. As discussed below, the maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.

Other Liabilities and Obligations

We have $10.9 million of environmental liabilities, $19.0 million of pension plan obligations and $21.5 million of insurance claim obligations. We expect to incur additional environmental costs in the future for environmental studies and remediation efforts that we will be required to undertake related to legacy Chemical Leaman sites. We also have $47.7 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of December 31, 2008 for our insurance administrator was $40.1 million. The remaining $7.6 million of outstanding letters of credit relate to various leasing obligations and to satisfy certain EPA requirements. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. We have $2.0 million of total gross unrecognized tax benefits.

Long-term Debt

Our principal debt sources at December 31, 2008 comprise of $24 million in aggregate capital lease obligations, $101 million aggregate principal amount of 9% Notes, $135 million aggregate principal amount of the 2012 Notes and a $225 million ABL Facility.

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

The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit, which are allocated pro rata between the two tranches based on the then-current borrowing base for each tranche (or, if the credit extensions under the fixed asset tranche are repaid and the commitments there under are terminated prior to the termination of the ABL Facility, to the current asset tranche), and up to $10.0 million for swingline borrowings on same-day notice, which are allocated under the current asset tranche. The proceeds of the ABL Facility were used, together with the proceeds from an additional private offering of $50 million of Senior Floating Rate Notes (described below under “Senior Floating Rate Notes”), to finance a portion of the Boasso acquisition. The ABL facility contains a fixed charge coverage ratio of 1.0 to 1.0 which only needs to be met if borrowing availability is less than $20.0 million. At December 31, 2008, we had $37.8 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin for borrowings under the current asset tranche at December 31, 2008 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at December 31, 2008 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate for the ABL Facility is the higher of the prime rate and the federal funds overnight rate plus 0.50%. We are also required to pay a fee for utilized commitments under the ABL Facility at a rate equal to 0.25% per annum. The ABL Facility is required to be prepaid only to the extent that aggregate amount of outstanding borrowings, unreimbursed letter of credit drawings and undrawn letters of credit under the relevant tranche exceeds the lesser of the applicable commitments and the applicable borrowing base in effect at such time for such tranche. The borrowing base for the current asset tranche consists of eligible accounts receivable, eligible inventory and eligible truck and trailer fleet, and the borrowing base for the fixed asset tranche consists of eligible real property and certain eligible equipment. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at December 31, 2008 was 3.3%. The weighted average interest rate during fiscal year 2008 was 5.6%.

QD LLC’s obligations under the ABL Facility are guaranteed by QDI and each of our wholly-owned domestic restricted subsidiaries (other than our immaterial subsidiaries). Obligations under the current asset tranche, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements), are secured by a first priority lien on certain assets of QD LLC and the guarantors, including eligible accounts, eligible inventory and eligible truck and trailer fleet (“current asset tranche priority collateral”) and a second priority lien on all other assets of QD LLC and the guarantors, including eligible real property and certain eligible equipment (“fixed asset tranche priority collateral”). Obligations under the fixed asset tranche, and the guarantees of those obligations, are secured by a first-priority lien on fixed asset tranche priority collateral and a second priority lien on current asset tranche priority collateral.

We incurred $6.9 million in debt issuance costs relating to the ABL Facility. We are amortizing these costs over the term of the ABL Facility.

Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million of the 2012 Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. On December 18, 2007, we consummated a private offering of $50 million of the 2012 Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 93% of the face value of the notes (combined “the 2012 Notes”). The 2012 Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds of the $85 million offering were used to repay approximately $70 million of a previous term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of outstanding Series B Notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our previous credit facility. The previous credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The net proceeds of the $50.0 million offering were used to repay a portion of our previous credit facility. The interest rate on the $85.0 million of the 2012 Notes at December 31, 2008 and 2007 was 9.3% and 9.7%, respectively. The weighted average interest rate during fiscal year 2008 and 2007 was 8.4% and 9.9%, respectively. The interest rate on the $50 million of 2012 Notes at December 31, 2008 was 9.3%. The weighted average interest rate during fiscal year 2008 was 8.5%.

We incurred $2.5 million in debt issuance costs relating to the $85 million of the 2012 Notes and $2.3 million related to the $50 million of the 2012 Notes.

We may redeem the 2012 Notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days’ notice at the redemption price of 100% of the outstanding principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption.

Previous Term Loan

Prior to entering into the ABL Facility, our term loan carried interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustment based upon the achievement of certain financial ratios and matured on November 12, 2009. The principal payments were payable quarterly on March 15, June 15, September 15 and December 15. The interest rate on the term loan at December 31, 2006 was 8.4%. The weighted average interest rate during fiscal year 2006 was 8.0%. The interest rate on the term loan upon refinancing with the new ABL Facility on December 18, 2007 was 9.7% and the weighted average interest rate during 2007 was 8.6%.

We incurred $3.4 million in debt-issuance costs relating to the term loan. We amortized the $2.3 million remaining debt-issuance costs over the term of the term loan to interest expense using the effective-interest method until we wrote off the balance of $0.7 million upon refinancing the term loan with the new ABL Facility.

Previous Revolving Credit Facility

Prior to entering into the ABL Facility, our revolving credit facility comprised a $75.0 million revolver that was available until November 12, 2008 and a $20 million pre-funded letter of credit facility that was available until November 12, 2009.

Interest on the revolver was, at our option, (a) 2.50% in excess of the Base Rate provided in the credit agreement or (b) 3.50% in excess of the Eurodollar rate for Eurodollar Loans, in each case subject to adjustments based upon the achievement of certain financial ratios. The interest rate on the revolver at December 31, 2006 was 10.8%. The weighted average interest rate on the revolver during 2006 was 9.8%. The interest rate on the revolver upon refinancing with the new ABL Facility on December 18, 2007 was 9.6% and the weighted average interest rate during 2007 was 10.6%.

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

9% Senior Subordinated Notes

The 9% Notes are unsecured obligations, due November 2010, guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

During 2008, we repurchased $24.2 million of outstanding 9% Notes. The repurchase of these 9% Notes for approximately $7.7 million plus accrued interest of $0.2 million resulted in a pre-tax gain on extinguishment of debt of $16.5 million.

We incurred $5.5 million in debt issuance costs relating to the issuance of the 9% Notes. During 2008, we wrote-off approximately $0.3 million in debt issuance costs relating to the repurchase of the 9% Notes. We are amortizing the remaining costs over the remaining term of the 9% Notes.

We may redeem the 9% Notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days notice, at the redemption price of 102.25% of the outstanding principal amount thereof, if redeemed during the twelve-month period commencing on November 15, 2008, and at the redemption price of 100% of the outstanding principal amount thereof, if redeemed on or after November 15, 2009, plus accrued and unpaid interest thereon, if any, to the date of redemption.

Boasso Note

Included in the aggregate purchase price of the Boasso acquisition was a $2.5 million 7% promissory note with a maturity on December 18, 2009 for the benefit of a former Boasso shareholder. The shareholder had the right to demand payment on December 18, 2008, or convert the note into shares of our common stock following the first anniversary of the acquisition at the election of the holder at a price of $4.47 per share (the closing price of the shares reported on NASDAQ on the day before the acquisition). The holder of the note exercised his right to demand payment on December 18, 2008, and received payment of cash in full including unpaid interest in January 2009.

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

We are in compliance of all covenants at December 31, 2008.

Debt Retirement

The following is a schedule of our indebtedness at December 31, 2008 over the periods we are required to pay such indebtedness:

(in thousands)	2009	2010	2011	2012	2013 and after	Total
Boasso Note (1)	$2,500	$—	$—	$—	$—	$2,500
Capital lease obligations	7,994	4,791	3,994	5,486	1,551	23,816
ABL Facility (2)	—	—	—	—	87,000	87,000
9% Senior Subordinated Notes, due 2010	—	100,761	—	—	—	100,761
Senior Floating Rate Notes, due 2012 (3)	—	—	—	135,000	—	135,000
Other Notes	5,861	2,268	2,311	2,104	4,311	16,855

Total	$16,355	$107,820	$6,305	$142,590	$92,862	$365,932

(1)	The holder of the Boasso Note exercised his right to demand payment in full on the first anniversary of the Boasso acquisition. This note was paid in full in January 2009.

(2)	The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.
(3)	Amounts do not include the remaining unamortized original issue discount of $3.3 million.

The following table represents our debt issuance costs at December 31, 2008:

	Issuance Costs	Write-off of Issuance Costs	Accumulated Amortization	Balance
ABL Facility	$6,862	$—	$(1,310)	$5,552
9% Senior Subordinated Notes, due 2010	5,496	(283)	(4,063)	1,150
Senior Floating Rate Notes, due 2012	4,796	—	(2,002)	2,794

Total	$17,154	$(283)	$(7,375)	$9,496

Amortization expense of deferred issuance costs was $3.0 million, $1.9 million, and $1.8 million for years ending December 31, 2008, 2007, and 2006, respectively.

QD LLC, has the ability to incur additional debt, subject to limitations imposed by the indentures governing the 9% Notes and the 2012 Notes. Under the indentures governing the 9% Notes and the 2012 Notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.25 to 1.0 or less. As of December 31, 2008, we were in compliance with this covenant.

Liquidity

We believe that, based on current operations and anticipated growth, our cash flow from operations, together with available sources of liquidity, including borrowings under the revolver, will be sufficient to fund anticipated capital expenditures, make required payments of principal and interest on our debt and capital lease obligations, including obligations under our credit agreement, and satisfy other long-term contractual commitments for the next twelve months.

However, for periods extending beyond twelve months, if our operating cash flow and borrowings under the revolving portions of the ABL Facility are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we would be required to seek alternative financing. These alternatives would likely include another restructuring or refinancing of our long-term debt, the sale of a portion or all of our assets or operations, or the sale of additional debt or equity securities. If these alternatives were not available in a timely manner, or not available due to difficulties accessing credit or capital markets, or on satisfactory terms, or were not permitted under our existing agreements, we might default on some or all of our obligations. If we default on our obligations and the debt under the indentures for the 9% Notes and 2012 Notes were to be accelerated, our assets might not be sufficient to repay in full all of our indebtedness, and we might be forced into bankruptcy.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under the ABL Facility and the 2012 Notes. With regard to the ABL Facility at QD LLC’s option, the applicable margin for borrowings under the current asset tranche at December 31, 2008 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at December 31, 2008 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate under the ABL Facility is equal to the higher of the prime rate and the federal funds overnight rate plus 0.50%. The base rate for our 2012 Notes is LIBOR plus 4.50%.

	Balance at December 31, 2008	Interest Rate at December 31, 2008	Effect of 1% Increase
	($ in 000s)		($ in 000s)
ABL Facility	$87,000	3.28%	$870
Senior Floating Rate Notes - $50M	50,000	9.25%	500
Senior Floating Rate Notes - $85M	85,000	9.25%	850

Total	$222,000		$2,220

At December 31, 2008, a 1% point increase in the current per annum interest rate for each would result in $2.2 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of December 31, 2008. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 6.4% of our consolidated revenue in 2008 and 7.0% of our consolidated revenue in 2007. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for fiscal year 2008 were positively impacted by a $1.9 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for 2008 related to the Canadian dollar versus the U.S. dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.5 million in 2008, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at December 31, 2008, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. In 2008 and 2007, diesel fuel prices rose to near record levels. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges could be collected to offset such increases. In 2008 and 2007, a majority of fuel price fluctuations were covered through fuel surcharges.

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

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2008 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, management has determined that our internal control over financial reporting was effective as of December 31, 2008.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the internal control over financial reporting as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors, the Audit Committee of the Board of Directors, the Nomination Committee of the Board of Directors (known as the Corporate Governance Committee), and the Audit Committee financial expert, will be contained in our 2009 Proxy Statement. The 2009 Proxy Statement is expected to be filed on or about April 14, 2009. Such information is incorporated herein by reference.

Information with respect to the executive officers who are not directors of our company is located in Part I, Item 4 of this report.

Code of Ethics

We have adopted a Code of Conduct, which is applicable to all of our directors and employees, including our principal executive officer, our principal financial officer and our controller. A copy of the Code of Conduct can be found on our website at www.qualitydistribution.com. Any possible future amendments to or waivers from the Code of Conduct will be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” will be in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding our Executive Compensation, Compensation Committee Interlocks and Insider Participation, and our Compensation Committee Report, we direct you to the section entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Executive Compensation Committee” that will be in the 2009 Proxy Statement. We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related shareholder matters will be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our 2009 Proxy Statement and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

We maintain three equity-based compensation plans—the 2003 Stock Option Plan, the 2003 Restricted Stock Incentive Plan and the 1998 Stock Option Plan. Although we cannot issue additional stock options under the 1998 Stock Option Plan, stock options previously granted under the 1998 Stock Option Plan remain outstanding and subject to its terms. A description of all our equity based compensation plans can be found in Note 17 of the Notes to Consolidated Financial Statements. The 2003 Stock Option Plan and the 2003 Restricted Stock Incentive Plan have each been approved by our shareholders. The following table sets forth the number of shares of our common stock subject to outstanding options and rights under these plans, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants under these plans as of December 31, 2008 (in thousands, except exercise price):

	Equity Compensation Plan Information
	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,947	(1)	$9.17	2,757	(3)
Equity compensation plans not approved by security holders	12	(2)	23.53	—

Total	1,959		9.25	2,757

(1)	Consists of the 2003 Stock Option Plan which was approved by shareholders prior to our initial public offering and amended by our shareholders in 2005.
(2)	Consists of stock options previously issued under the 1998 Stock Option Plan.
(3)	Consists of approximately 2,327,000 options issuable under the 2003 Stock Option Plan and approximately 430,000 shares of common stock issuable under the 2003 Restricted Incentive Stock Plan. The number of shares available for future issuance under the 2003 Stock Option Plan automatically increases every year by 2.5% of the outstanding shares as of December 31 of the prior year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be incorporated by reference in our 2009 Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2009 Proxy Statement under the headings “Report of the Audit Committee of the Board of Directors,” “Ratification of the Independent Registered Certified Public Accounting Firm” and “Fees Paid to the Independent Registered Certified Public Accounting Firm in 2008” is incorporated by reference.

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

QUALITY DISTRIBUTION, INC.

March 13, 2009	/s/ GARY R. ENZOR
GARY R. ENZOR PRESIDENT AND CHIEF EXECUTIVE OFFICER (DULY AUTHORIZED OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 13, 2009	/s/ Gary R. Enzor Gary R. Enzor	President, Chief Executive Officer, and Director (Principal Executive Officer)

March 13, 2009	/s/ Stephen R. Attwood Stephen R. Attwood	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 13, 2009	* Thomas M. White	Director and Chairman of the Board

March 13, 2009	* Marc E. Becker	Director

March 13, 2009	* Richard B. Marchese	Director

March 13, 2009	* Thomas R. Miklich	Director

March 13, 2009	* Stanly Parker, Jr.	Director

March 13, 2009	* M. Ali Rashid	Director

March 13, 2009	* Alan H. Schumacher	Director

*By:	/s/ Gary R. Enzor
Gary R. Enzor
Attorney-in-fact

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To Board of Directors and shareholders of

Quality Distribution, Inc.

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, statements of shareholders’ equity (deficit) and comprehensive income (loss) and statements of cash flows present fairly, in all material respects, the financial position of Quality Distribution, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 13, 2009

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands) Except Per Share Data

	Years ended December 31,
	2008	2007	2006
OPERATING REVENUES:
Transportation	$565,814	$580,676	$577,239
Other service revenue	104,039	76,221	66,644
Fuel surcharge	145,437	94,661	86,276

Total operating revenues	815,290	751,558	730,159

OPERATING EXPENSES:
Purchased transportation	466,823	471,531	493,686
Compensation	109,110	85,820	73,207
Fuel, supplies and maintenance	114,351	81,316	53,324
Depreciation and amortization	21,002	17,544	16,353
Selling and administrative	35,836	31,291	24,042
Insurance claims	14,999	23,883	13,307
Taxes and licenses	5,242	3,980	3,812
Communication and utilities	12,716	11,381	9,043
(Gain) loss on disposal of property and equipment	(3,092)	959	(4,893)
Restructuring costs	5,325	—	—

Total operating expenses	782,312	727,705	681,881

Operating income	32,978	23,853	48,278
Interest expense	35,546	31,342	30,955
Interest income	(426)	(818)	(1,567)
Write-off of debt issuance costs	283	2,031	—
Gain on extinguishment of debt	(16,532)	—	—
Other (income) expense	(2,945)	940	888

Income (loss) before income taxes	17,052	(9,642)	18,002
Provision for (benefit from) income taxes	4,940	(2,079)	(38,168)

Net income (loss)	$12,112	$(7,563)	$56,170

PER SHARE DATA:
Net income (loss) per common share
Basic	$0.63	$(0.39)	$2.97

Diluted	$0.62	$(0.39)	$2.87

Weighted-average number of shares
Basic	19,379	19,336	18,920

Diluted	19,539	19,336	19,571

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(In thousands)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,787	$9,711
Accounts receivable, net	81,612	99,081
Prepaid expenses	12,922	8,150
Deferred tax asset, net	14,707	20,483
Other	7,950	6,258

Total current assets	123,978	143,683
Property and equipment, net	148,692	121,992
Goodwill	173,519	173,575
Intangibles, net	22,698	24,167
Non-current deferred tax asset, net	22,636	16,203
Other assets	10,580	14,356

Total assets	$502,103	$493,976

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of indebtedness	$8,361	$413
Current maturities of capital lease obligations	7,994	1,451
Accounts payable	16,126	17,428
Affiliates and independent owner-operators payable	7,649	12,597
Accrued expenses	25,357	25,957
Environmental liabilities	4,819	4,751
Accrued loss and damage claims	8,705	13,438
Income tax payable	—	555

Total current liabilities	79,011	76,590
Long-term indebtedness, less current maturities	330,409	343,575
Capital lease obligations, less current maturities	15,822	3,832
Environmental liabilities	6,035	6,418
Accrued loss and damage claims	12,815	18,474
Other non-current liabilities	25,158	15,954
Total liabilities	469,250	464,843

Commitments and contingencies—Note 18
Minority interest in subsidiary	1,833	1,833

SHAREHOLDERS’ EQUITY
Common stock, no par value; 29,000 shares authorized; 19,754 issued and 19,549 outstanding at December 31, 2008 and 19,334 issued and 19,176 outstanding at December 31, 2007, respectively	362,945	361,617
Treasury stock, 205 and 158 shares at December 31, 2008 and December 31, 2007, respectively	(1,580)	(1,564)
Accumulated deficit	(114,034)	(126,146)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(26,488)	(16,748)
Stock subscriptions receivable	(234)	(270)

Total shareholders’ equity	31,020	27,300

Total liabilities, minority interest and shareholders’ equity	$502,103	$493,976

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2008, 2007 and 2006 (In thousands)

	Compre- hensive Income (Loss)	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Unearned Compensation Restricted Stock	Stock Subscription Receivables	Total Shareholders’ Equity(Deficit)
Balance, December 31, 2005		19,123	(93)	359,160	(202)	(174,290)	(189,589)	(19,079)	54	(1,975)	(1,541)	(27,462)
Net income	$56,170	—	—	—	—	56,170	—	—	—	—	—	56,170
Reclass of unearned compensation restricted stock	—	—	—	(1,975)	—	—	—	—	—	1,975	—	—
Issuance of restricted stock	—	—	28	(243)	314	(71)	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(2)	15	(15)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	369	—	—	—	—	—	—	—	369
Amortization of stock units				1,473	—	—	—	—	—	—	—	1,473
Amortization of non-employee options	—	—	—	125	—	—	—	—	—	—	—	125
Amortization of stock options	—	—	—	1,038	—	—	—	—	—	—	—	1,038
Stock warrant exercise	—	87	—	33	—	—	—	—	(33)	—	—	—
Stock option exercise	—	—	24	—	267	(64)	—	—	—	—	—	203
Acquisition of treasury stock	—	—	(129)	—	(1,891)	—	—	—	—	—	1,201	(690)
Translation adjustment, net of a deferred tax provision of $52	(14)	—	—	—	—	—	—	(14)	—	—	—	(14)
Pension plan SFAS 158 adjustment, net of deferred tax benefit of nil	—	— —	—	—	—	—	—	(886)	—	—	—	(886)
Pension plan minimum liability, net of a deferred tax liability of $923	1,448	—	—	—	—	—	—	1,448	—	—	—	1,448

Balance, December 31, 2006	$57,604	19,210	(172)	$359,995	$(1,527)	$(118,255)	$(189,589)	$(18,531)	$21	$—	$(340)	$31,774

Net loss	$(7,563)	—	—	—	—	(7,563)	—	—	—	—	—	(7,563)
Issuance of restricted stock	—	47	11	(25)	25	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(2)	11	(11)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	295	—	—	—	—	—	—	—	295
Amortization of non-employee options	—	—	—	125	—	—	—	—	—	—	—	125
Amortization of stock options		—	—	1,143	—	—	—	—	—	—	—	1,143
Stock warrant exercise	—	80	—	21	—	—	—	—	(21)	—	—	—
Stock option exercise	—		8	52	19	—	—	—	—	—	—	71
Acquisition of treasury stock	—	(3)	(3)	—	(70)	—	—	—	—	—	70	—
FIN 48 Adjustment	—	—	—	—	—	(328)	—	—	—	—	—	(328)
Translation adjustment, net of tax	182	—	—	—	—	—	—	182	—	—	—	182
Adjustment to pension obligation, net of a deferred tax liability of $1,009	1,601	—	—	—	—	—	—	1,601	—	—	—	1,601

Balance, December 31, 2007	$(5,780)	19,334	(158)	$361,617	$(1,564)	$(126,146)	$(189,589)	$(16,748)	$—	$—	$(270)	$27,300

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2008, 2007 and 2006 (In thousands) continued

	Comprehensive Income (Loss)	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Subscription Receivables	Total Shareholders’ Equity
Balance, December 31, 2007		19,334	(158)	$361,617	$(1,564)	$(126,146)	$(189,589)	$(16,748)	$(270)	$27,300
Net income	$12,112	—	—	—	—	12,112	—	—	—	12,112
Issuance of restricted stock	—	468	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(48)	(47)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	208	—	—	—	—	—	208
Amortization of non-employee options	—	—	—	119	—	—	—	—	—	119
Amortization of stock options	—	—	—	1,001	—	—	—	—	—	1,001
Acquisition of treasury stock	—	—	—	—	(16)	—	—	—	36	20
Translation adjustment, net of tax	(79)	—	—	—	—	—	—	(79)	—	(79)
Adjustment to pension obligation, net of tax	(9,661)	—	—	—	—	—	—	(9,661)	—	(9,661)

Balance, December 31, 2008	$2,372	19,754	(205)	$362,945	$(1,580)	$(114,034)	$(189,589)	$(26,488)	$(234)	$31,020

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,112	$(7,563)	$56,170
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Deferred income tax provision (benefit)	(657)	(6,029)	4,661
Depreciation and amortization	21,002	17,544	16,353
Bad debt expense (recoveries)	1,086	796	(361)
(Gain) loss on disposal of property and equipment	(3,092)	959	(4,893)
Gain on pension settlement	(3,410)	—	—
Gain on extinguishment of long-term debt	(16,532)	—	—
Interest income on repayment of stock subscription	—	—	(690)
Write-off of deferred financing costs	283	2,031	—
Stock based compensation	1,328	1,563	3,005
Amortization of deferred financing costs	3,005	1,865	1,824
Amortization of bond discount	1,100	279	243
Write-off of stock offering costs	—	—	986
Minority dividends	145	145	145
Release of deferred tax asset valuation allowance	—	1,403	(45,226)
Changes in assets and liabilities:
Accounts and other receivables	16,755	(2,545)	16,185
Prepaid expenses	1,765	(309)	(728)
Other assets	2,456	910	(4,846)
Accounts payable	(2,685)	(288)	(5,082)
Accrued expenses	(860)	2,784	(1,833)
Environmental liabilities	(315)	(657)	(5,333)
Accrued loss and damage claims	(10,392)	(1,155)	(2,464)
Affiliates and independent owner-operators payable	(4,949)	816	(954)
Other liabilities	3,127	545	1,074
Current income taxes	(1,679)	958	—

Net cash provided by operating activities	19,593	14,052	28,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,791)	(10,557)	(14,870)
Acquisition of businesses and assets	(1,399)	(6,836)	(6,447)
Acquisition of Boasso America Corporation	—	(53,415)	—
Cash acquired from Boasso America Corporation	—	1,015	—
Boasso purchase adjustment	1,318	—	—
Proceeds from sales of property and equipment	6,348	6,394	10,726

Net cash used in investing activities	(8,524)	(63,399)	(10,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,049	46,809	—
Principal payments on long-term debt	(12,900)	(65,450)	(1,400)
Principal payments on capital lease obligations	(3,835)	(1,204)	(363)
Proceeds from revolver	115,700	123,030	209,500
Payments on revolver	(112,830)	(41,400)	(222,500)
Payments on acquisition notes	(1,015)	(592)	—
Deferred financing costs	(860)	(9,170)	—
Stock offering costs	—	(787)	(199)
Change in book overdraft	1,331	1,033	2,430
Minority dividends	(145)	(145)	(145)
Other stock transactions	20	70	203

Net cash provided by (used in) financing activities	(13,485)	52,194	(12,474)

Effect of exchange rate changes on cash	(508)	23	34

Net (decrease) increase in cash and cash equivalents	(2,924)	2,870	5,205
Cash and cash equivalents, beginning of period	9,711	6,841	1,636

Cash and cash equivalents, end of period	$6,787	$9,711	$6,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$30,690	$28,850	$27,034

Income Taxes	2,019	438	1,760

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION:
Minimum pension liability accrual, net of tax	$12,565	$2,422	$1,448

Original and amended capital lease obligations	22,368	1,094	4,526

Note issued to seller for purchase of business assets	1,121	4,956	1,613

Notes payable - capital expenditures	12,658	—	—

Notes payable - insurance fundings	6,537

Deferred tax adjustment related to Boasso acquisition		10,050	—

Adjustment to deferred taxes for FIN 48 adoption		972	—

Transfer of tractors from other assets to fixed assets		2,950	—

Long-term liability assumed with purchase of business	(3,410)	—	4,427

The accompanying notes are an integral part of these consolidated financial statements.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

1. BUSINESS ORGANIZATION

Quality Distribution, Inc. (the “Company”, “QDI”, or “we”) and its subsidiaries are engaged primarily in truckload transportation of bulk chemicals in North America. We conduct a significant portion of our business through a network of Company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into various term contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from us. Owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with owner-operators may be terminated by either party on short notice. We charge affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are normally paid a percentage of the revenues generated for each load hauled.

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

Tires

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

For the Years Ended December 31, 2008, 2007 and 2006

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

Tractor and trailer rebuilds, which are recurring in nature and extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 5 to 10 years, based on the type and extent of these rebuilds. Maintenance and repairs are charged directly to expense as incurred. Major improvements that extend the lives of the assets are capitalized. Management estimates the useful lives of these assets based on historical trends and the age of the assets when placed in service, and any changes in the actual lives could result in material changes in the periodic depreciation and resulting net book value of these assets. Additionally, we estimate the salvage values of these assets based on historical sales of disposals, and any changes in the actual salvage values could also affect the periodic depreciation and resulting net book value of these assets.

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

For the Years Ended December 31, 2008, 2007 and 2006

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

Impairment of Long-Lived Assets Other than Goodwill

Long-lived assets held and used, including revenue earning equipment, operating property and equipment and intangible assets with finite lives, are tested for recoverability when circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of long-lived assets is evaluated by comparing the carrying amount of an asset or asset group to management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) expected to be generated by the asset or asset group. If these comparisons indicate that the asset or asset group is not recoverable, an impairment loss is recognized at the amount by which the carrying value of the asset or asset group exceeds fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related operating segment’s average cost of funds. Long-lived assets to be disposed of including revenue earning equipment, operating property and equipment and indefinite-lived intangible assets, are reported at the lower of carrying amount or fair value less costs to sell.

Other Assets—Deferred Loan Costs

Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

We project both aggregate U.S. pre-tax income as well as aggregate U.S. taxable income for the years 2009 through 2012 sufficient to absorb the $98.0 million existing net operating loss carryforwards. At December 31, 2008 we had an estimated $98.0 million in federal net operating loss carryforwards, $2.3 million in alternative minimum tax credit carryforwards and $2.9 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2027, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. We do not have a history of net operating loss or tax credit carryforwards expiring unused; however, we have determined based on the weight of available evidence that it is more likely than not that some portion of our $2.9 million foreign tax credits may not be realized. As a result we have established a valuation allowance of $1.8 million against our foreign tax credit deferred tax asset.

We continue to believe it is more likely than not that the net deferred tax assets will be realizable because we are projecting positive future taxable income through 2012 sufficient to absorb the $98.0 million net operating loss carryforwards. We will continue to review our forecast quarterly in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense.

FIN 48 requires that companies recognize the effect of a tax position in their consolidated financial statements if there is a greater likelihood than not of the position being sustained upon audit based on the technical merits of the position. We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation, we recognized an increase to reserves for uncertain tax positions of $0.3 million. The increase to the reserve was accounted for as an adjustment to accumulated deficit to recognize the cumulative effect of adoption on the balance sheet.

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

Accrued Loss, Damage and Environmental Claims

We maintain liability insurance for bodily injury and property damage, with a $2.0 million per incident deductible effective March, 31, 2008. From September 15, 2002 to March 30, 2008, our deductible was $5.0 million per incident. We maintain workers’ compensation insurance coverage with a $1.0 million deductible. In addition, we currently maintain insurance policies with a total limit of $40.0 million. We have accrued for the estimated self-insured portion of bodily injury, property damage and workers’ compensation claims including an estimate of losses incurred but not reported.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

We are self-insured for damage or loss to the equipment we own or lease, for any cargo losses and for non-trucking pollution legal liability. We have accrued for the estimated cost of claims reported and losses incurred but not reported. We classify such claims between long-term and short-term based on industry data as calculated by third-parties.

We transport chemicals and hazardous materials and operate tank wash facilities. As such, our operations are subject to various environmental laws and regulations. We have been involved in various litigation and environmental matters arising from these operations. We have reserved for potential environmental liabilities based on the best estimates of potential clean-up and remediation for known environmental sites. We employ a staff of environmental professionals to administer all phases of our environmental programs and use outside experts where needed. These professionals develop estimates of potential liabilities at these sites based on projected and known remediation costs. These cost projections are determined through previous experiences with other sites and through bids from third-party contractors. Management believes current reserves are reasonable based on current information. Our environmental liabilities are not measured on a discount cash flows basis.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

The fair value of our 9% Senior Subordinated Notes (“9% Notes”) and our Senior Floating Rate Notes (“2012 Notes”) were based on quoted market prices. The fair value of our 9% Notes was approximately $32.7 million and $107.5 million at December 31, 2008 and 2007, respectively. The fair value of our 2012 Notes was approximately $50.6 million and $122.9 million at December 31, 2008 and 2007, respectively. The ABL Facility is variable rate debt and approximates fair value.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows at December 31 (in thousands):

	2008	2007
Unrecognized loss and prior service costs	$25,546	$15,885
Foreign currency translation adjustment	942	863

	$26,488	$16,748

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

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

Other Service Revenue

The components of Other Service Revenue are as follows at December 31 (in thousands):

	2008	2007	2006
Rental revenue	$30,508	$31,422	$28,648
Container revenues	31,413	2,264	—
Tank wash revenue	28,395	31,136	28,291
Other revenue	13,723	11,399	9,703

	$104,039	$76,221	$66,642

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method, and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of four years. Please refer to Note 17 for further discussion regarding stock-based compensation.

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

For the Years Ended December 31, 2008, 2007 and 2006

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. As a result of the adoption, we will record minority interest within shareholders’ equity.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether unvested equity-based awards are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

the Company beginning December 1, 2009 and cannot be adopted early. All prior period earnings per share data presented in financial statements that are issued after the effective date shall be adjusted retrospectively to conform to the new guidance. We are currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 will have on our consolidated financial statements.

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

For the Years Ended December 31, 2008, 2007 and 2006

3. INCOME (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations to earnings per share computations follows (in thousands except per share amounts):

	December 31, 2008			December 31, 2007			December 31, 2006
	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per- share amount	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per- share amount	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per- share amount
Basic earnings (loss) available to common shareholders:
Net earnings (loss) from continuing operations	$12,112			$(7,563)			$56,170
Dividends and accretion on preferred stock and minority stock dividends	—			—			—

Earnings (loss)	12,112	19,379	$0.63	(7,563)	19,336	$(0.39)	56,170	18,920	$2.97

Effect of dilutive securities:
Stock options		8			—			221
Unvested restricted stock		152			—			37
Stock units		—			—			303
Stock warrants		—			—			90

Diluted earnings (loss) available to common shareholders:
Income (loss)	$12,112	19,539	$0.62	$(7,563)	19,336	$(0.39)	$56,170	19,571	$2.87

The effect of our stock options, restricted stock, stock warrants and stock units which represent the shares shown in the table above are included in the computation of diluted earnings per share for each year.

The following securities were not included in the calculation of diluted EPS because such inclusion would be anti-dilutive (in thousands):

	For the years ended December 31,
	2008	2007	2006
Stock options	1,917	2,790	1,121
Restricted stock	—	125	11

4. ACQUISITIONS

2008 Acquisitions

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

2007 Acquisitions

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

The purchase price of Boasso has initially been allocated to the assets acquired and liabilities assumed according to their estimated fair values at the time of the acquisition. In April 2008, pursuant to the stock purchase agreement, and based on an evaluation of the net working capital as of the date of acquisition, approximately $1.3 million was refunded to us. The allocation of the purchase price is as follows:

Boasso
(In thousands)
Working capital, net of cash	$8,312
Property and equipment	7,209
Other long-term assets	81
Non-compete agreements	400
Customer related intangibles	11,900
Tradename	9,800
Long-term debt and capital lease obligations	(4,512)
Deferred tax liabilities	(9,435)
Goodwill	30,360

$54,115

The customer-related intangible assets relate to acquired customer relationships, and will be amortized over a twelve year weighted-average useful life on a straight-line basis. The tradename has an indefinite useful life. The goodwill acquired in this acquisition is not tax deductible.

Unaudited Pro forma Results. Businesses acquired are included in consolidated results from the date of acquisition. Other than the Boasso acquisition, our other acquisitions in 2008, 2007 and 2006 are not presented, as they would not differ by a material amount from actual results. The following unaudited pro forma consolidated results are presented to show the results, on a pro forma basis, as if the 2007 acquisition of Boasso had been completed as of January 1, 2006:

(In thousands, except per share data):	2007	2006
Operating revenues	$821,609	$800,537
Net (loss) income	(8,333)	55,787
(Loss) Income per share—basic	(0.43)	2.95
(Loss) Income per share—diluted	(0.43)	2.85

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

5. SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
2008
Operating revenues	$208,501	$223,962	$214,741	$168,086
Operating income	5,797	9,576	9,763	7,842
Net (loss) income	(1,919)	352	717	12,962
(Loss) income per share—basic	(0.10)	0.02	0.04	0.67
(Loss) income per share—diluted	(0.10)	0.02	0.04	0.66
2007
Operating revenues	$178,095	$194,710	$192,181	$186,572
Operating income (loss)	5,454	11,924	10,655	(4,180)
Net (loss) income	(173)	2,286	1,499	(11,175)
(Loss) income per share—basic	(0.01)	0.12	0.08	(0.58)
(Loss) income per share—diluted	(0.01)	0.12	0.08	(0.58)

In 2008, we recognized $5.3 million in restructuring costs. Results for the fourth quarter of 2008 include $16.5 million of gain on extinguishment of debt and $0.3 million write-off of debt issuance costs due to the repurchase of our 9% Notes. In addition, results for the fourth quarter include a reduction of an acquired pension liability of $3.4 million.

Results for the fourth quarter of 2007 include $1.6 million related to an unconsummated acquisition and refinancing activities and $2.0 million write-off of debt issuance costs due to our debt refinancing.

6. RESTRUCTURING

During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of approximately 130 non-driver positions and the consolidation or closure of underperforming company terminals. We continued our plan of restructure throughout 2008 which resulted in a restructuring charge of $5.3 million of which the majority related to our trucking segment. The total restructuring charge for 2008 represents $2.0 million of severance costs, $0.6 million in contract termination costs and $2.7 million related to other exit costs. As of December 31, 2008, approximately $0.8 million was accrued related to the restructuring charges, which is expected to be paid during 2009.

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

In the year ended December 31, 2008, we had the following activity in our restructuring accruals:

	Balance at December 31, 2007	Additions	Payments	Reductions	Balance at December 31, 2008
Restructuring costs	$—	$5,325	$(3,909)	$(630)	$786

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

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

Summarized segment data and a reconciliation to income (loss) before income taxes for the years ended December 31, (in thousands):

	2008	2007	2006
Operating revenues:
Trucking	$653,618	$666,199	$663,866
Container Services	89,715	12,168	—
Other revenue	71,957	73,191	66,293

Total	815,290	751,558	730,159

Operating income:
Trucking	41,291	37,421	52,432
Container Services	10,934	(93)	—
Other operating income	3,988	5,028	7,306

Total segment operating income	56,213	42,356	59,738
Depreciation and amortization expense	21,002	17,544	16,353
Other expense (income)	2,233	959	(4,893)

Total	32,978	23,853	48,278
Interest expense	35,545	31,342	30,955
Interest income	(426)	(818)	(1,567)
Other (income) expense	(19,193)	2,971	888

Income (loss) before income taxes	$17,052	$(9,642)	$18,002

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

8. GEOGRAPHIC SEGMENTS

Our operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the years ended December 31, 2008, 2007, and 2006 is as follows (in thousands):

	2008
	U.S.	International	Consolidated
Total operating revenues	$763,155	$52,135	$815,290
Operating income	28,043	4,935	32,978
Long-term identifiable assets (1)	164,068	7,322	171,390

	2007
	U.S.	International	Consolidated
Total operating revenues	$698,797	$52,761	$751,558
Operating income	17,415	6,438	23,853
Long-term identifiable assets (1)	138,827	7,332	146,159

	2006
	U.S.	International	Consolidated
Total operating revenues	$677,572	$52,587	$730,159
Operating income	39,960	8,318	48,278
Long-term identifiable assets (1)	111,523	8,450	119,973

(1)	includes property and equipment and intangible assets.

9. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31 (in thousands):

	2008	2007
Trade accounts receivable	$76,871	$94,270
Affiliate and owner-operator receivables	4,981	4,747
Other receivables	2,698	3,518

	84,550	102,535
Less allowance for doubtful accounts	(2,938)	(3,454)

	$81,612	$99,081

The activity in the allowance for doubtful accounts for each of the two years ended December 31 is as follows (in thousands):

	2008	2007
Balance, beginning of period	$3,454	$3,931
Adjustment to bad debt expense	1,236	1,276
Adjustments to revenues—credit memos	(150)	(480)
Write-offs, net of recoveries	(1,602)	(1,273)

Balance, end of period	$2,938	$3,454

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

10. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2008	2007
Land and improvements	$12,041	$12,262
Buildings and improvements	27,248	23,481
Revenue equipment	266,482	244,214
Other equipment	53,377	46,635

Total property and equipment	359,148	326,592
Accumulated depreciation	(210,456)	(204,600)

Property and equipment, net	$148,692	$121,992

From time to time, we identify real properties that are not needed in our current operations and such properties are sold. During 2006, we sold five properties with a net book value of approximately $0.4 million for which we recognized a $4.5 million gain. During 2007, we did not sell any properties. During 2008, we sold four properties with a net book value of approximately $0.7 million for which we recognized a $2.2 million gain.

Depreciation expense was $19.3 million, $17.6 million and $16.3 million for the years ending December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, we had $26.5 million and $5.6 million of capitalized cost and $4.0 million and $2.0 million of accumulated depreciation of equipment under capital leases, respectively, included in revenue equipment in the above schedule.

11. GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Intangible assets at December 31, 2008 are as follows:

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename	$9,800	$—	$9,800	Indefinite
Customer relationships	11,998	(1,024)	10,974	12
Non-compete agreements	3,053	(1,129)	1,924	3 – 5

	$24,851	$(2,153)	$22,698

Amortization expense for the years ended December 31, 2008, 2007, and 2006 was $1.7 million, $0.3 million and $0.1 million, respectively. Remaining intangible assets will be amortized to expense as follows (in thousands):

2009	$1,664
2010	1,615
2011	1,440
2012	1,229
2013 and after	6,950

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

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

Our goodwill assets as of December 31, 2008 and 2007 were $173.5 million and $173.6 million, respectively. Goodwill decreased less than $0.1 million due to a decrease of $0.9 million of Boasso purchase price adjustments offset by an increase of $0.8 million due the purchase of two transportation businesses and one affiliate. Goodwill increased $31.3 million in 2007 due to the acquisition of Boasso and $3.3 million due to the purchase of eight other businesses.

12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable includes $7.9 million and $6.6 million of book overdrafts at December 31, 2008 and 2007, respectively.

Accrued expenses include the following at December 31 (in thousands):

	2008	2007
Salaries, wages and benefits	$7,215	$7,269
Accrued interest	4,375	3,715
Claims and deposits	4,917	4,243
Taxes	1,671	2,000
Other	7,179	8,730

	$25,357	$25,957

13. LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31 (in thousands):

	2008	2007
Capital lease obligations	$23,816	$5,283
ABL Facility	87,000	84,130
Senior Floating Rate Notes due 2012	135,000	135,000
9% Senior Subordinated Notes due 2010	100,761	125,000
Boasso Note	2,500	2,500
Other Notes	16,855	1,805

Long-term debt, including current maturities	365,932	353,718
Discount on Senior Floating Rate Notes	(3,346)	(4,447)

	362,586	349,271
Less current maturities of long-term debt (including capital lease obligations)	(16,355)	(1,864)

Long-term debt, less current maturities	$346,231	$347,407

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Our principal debt sources at December 31, 2008 comprise $101 million aggregate principal amount of 9% Senior Subordinated Notes due 2010 (the “9% Notes”), $135 million principal amount of our Senior Floating Rate Notes due 2012 (the “2012 Notes”) and a $225 million asset-based loan facility (the “ABL Facility”).

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

The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit, which are allocated pro rata between the two tranches based on the then-current borrowing base for each tranche (or, if the credit extensions under the fixed asset tranche are repaid and the commitments there under are terminated prior to the termination of the ABL Facility, to the current asset tranche), and up to $10.0 million for swingline borrowings on same-day notice, which are allocated under the current asset tranche. The proceeds of the ABL Facility were used, together with the proceeds from an additional private offering of $50 million of Senior Floating Rate Notes (described below under “Senior Floating Rate Notes”), to finance a portion of the Boasso acquisition. The ABL facility contains a fixed charge coverage ratio of 1.0 to 1.0 which only needs to be met if borrowing availability is less than $20 million. At December 31, 2008, we had $37.8 million of borrowing availability under the ABL facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin for borrowings under the current asset tranche at December 31, 2008 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at December 31, 2008 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate for the ABL Facility is the higher of the prime rate and the federal funds overnight rate plus 0.50%. We are also required to pay a fee for utilized commitments under the ABL Facility at a rate equal to 0.25% per annum. The ABL Facility is required to be prepaid only to the extent that aggregate amount of outstanding borrowings, unreimbursed letter of credit drawings and undrawn letters of credit under the relevant tranche exceeds the lesser of the applicable commitments and the applicable borrowing base in effect at such time for such tranche. The borrowing base for the current asset tranche consists of eligible accounts receivable, eligible inventory and eligible truck and trailer fleet, and the borrowing base for the fixed asset tranche consists of eligible real property and certain eligible equipment. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at December 31, 2008 was 3.3%. The weighted average interest rate during fiscal year 2008 was 5.6%.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

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

We incurred $6.9 million in debt issuance costs relating to the ABL Facility. We are amortizing these costs over the term of the ABL Facility.

Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. On December 18, 2007, we consummated a private offering of $50 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 93% of the face value of the notes (combined “the 2012 Notes”). The 2012 Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds of the $85 million offering were used to repay approximately $70 million of a previous term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of previous outstanding Series B Notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our previous credit facility. The previous credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The net proceeds of the $50 million offering were used to repay a portion of our previous credit facility. The interest rate on the $85 million of the 2012 Notes at December 31, 2008 and 2007 was 9.3% and 9.7%, respectively. The weighted average interest rate during fiscal year 2008 and 2007 was 8.4% and 9.9%, respectively. The interest rate on the $50 million of the 2012 Notes at December 31, 2008 and 2007 was 9.3% and 9.7%, respectively. The weighted average interest rate during fiscal year 2008 was 8.5%.

We incurred $2.5 million in debt issuance costs relating to the $85 million of the 2012 Notes and $2.3 million related to the $50 million of the 2012 Notes. We are amortizing these costs over the term of the notes.

We may redeem the 2012 Notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days’ notice at the redemption price of 100% of the outstanding principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption.

Previous Term Loan

Prior to entering into the ABL Facility, our term loan carried interest at our option at (a) 2.00% in excess of the defined Base Rate or (b) 3.00% in excess of the Eurodollar rate for Eurodollar Loans, subject in each case, to adjustment based upon the achievement of certain financial ratios and matured on November 12, 2009. The principal payments were payable quarterly on March 15, June 15, September 15 and December 15. The interest rate on the term loan at December 31, 2006 was 8.4%. The weighted average interest rate during fiscal year 2006 was 8.0%. The interest rate on the term loan upon refinancing with the new ABL Facility on December 18, 2007 was 9.7% and the weighted average interest rate during 2007 was 8.6%.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

We incurred $3.4 million in debt-issuance costs relating to the term loan and amortized the $2.3 million remaining debt-issuance costs over the term of the term loan to interest expense until we wrote off the balance of $0.7 million upon refinancing the term loan with the new ABL Facility.

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

9% Senior Subordinated Notes

The 9% Senior Subordinated Notes are unsecured obligations, due November 2010, guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

During 2008, we repurchased $24.2 million of 9% Notes. The repurchase of these 9% Notes for approximately $7.7 million plus accrued interest of $0.2 million resulted in a pre-tax gain on extinguishment of debt of $16.5 million.

We incurred $5.5 million in debt issuance costs relating to the issuance of the 9% Notes. During 2008, we wrote-off approximately $0.3 million in debt issuance costs relating to the repurchase of the 9% Notes. We are amortizing the remaining costs over the remaining term of the 9% Notes.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

We may redeem the 9% Notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days notice at the redemption price of 102.25% of the outstanding principal amount thereof, if redeemed during the twelve-month period commencing on November 15, 2008, and at the redemption price of 100% of the outstanding principal amount thereof, if redeemed on or after November 15, 2009, plus accrued and unpaid interest thereon, if any, to the date of redemption.

Boasso Note

Included in the aggregate purchase price of the Boasso acquisition was a $2.5 million 7% promissory note with a maturity on December 18, 2009 for the benefit of a former Boasso shareholder. The shareholder had the right to demand payment on December 18, 2008, or convert the note into shares of our common stock following the first anniversary of the acquisition at the election of the holder at a price of $4.47 per share (the closing price of the shares reported on NASDAQ on the day before the acquisition). The holder of the note exercised his right to demand payment on December 18, 2008, and received payment of cash in full including unpaid interest in January 2009.

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

QD LLC, has the ability to incur additional debt, subject to limitations imposed by the indentures governing the 9% Notes and the 2012 Notes. Under the indentures governing the 9% Notes and 2012 Notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.00 to 1.0 or less. As of December 31, 2008, we were in compliance with this covenant.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

We are in compliance with all covenants at December 31, 2008.

Debt Retirement

The following is a schedule of our indebtedness at December 31, 2008 over the periods we are required to pay such indebtedness (in thousands):

	2009	2010	2011	2012	2013 and after	Total
Boasso Note (1)	$2,500	$—	$—	$—	$—	$2,500
Capital lease obligations	7,994	4,791	3,994	5,486	1,551	23,816
ABL Facility (2)	—	—	—	—	87,000	87,000
9% Senior Subordinated Notes, due 2010	—	100,761	—	—	—	100,761
Senior Floating Rate Notes, due 2012 (3)	—	—	—	135,000	—	135,000
Other Notes	5,861	2,268	2,311	2,104	4,311	16,855

Total	$16,355	$107,820	$6,305	$142,590	$92,862	$365,932

(1)	The holder of the Boasso Note exercised his right to demand payment in full on the first anniversary of the Boasso acquisition. This note was paid in full in January 2009.
(2)	The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.
(3)	Amounts do not include the remaining unamortized original issue discount of $3.3 million.

The following table represents our debt issuance costs at December 31, 2008 (in thousands):

	Issuance Costs	Write-off of Issuance Costs	Accumulated Amortization	Balance
ABL Facility	$6,862	$—	$(1,310)	$5,552
9% Senior Subordinated Notes, due 2010	5,496	(283)	(4,063)	1,150
Senior Floating Rate Notes, due 2012	4,796	—	(2,002)	2,794

Total	$17,154	$(283)	$(7,375)	$9,496

Amortization expense of deferred issuance costs was $3.0 million, $1.9 million, and $1.8 million for years ending December 31, 2008, 2007, and 2006, respectively. We are amortizing these costs over the term of the debt instruments.

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

For the Years Ended December 31, 2008, 2007 and 2006

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

14. INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	2008	2007	2006
Domestic	$15,950	$(10,805)	$16,862
Mexico	1,058	694	1,106
Canada	44	469	34

	17,052	(9,642)	18,002

The components of the provision for (benefit from) income tax the years ended December 31 are as follows (in thousands):

	2008	2007	2006
Current taxes:
Federal	$(211)	$(168)	$150
State	(820)	1,119	1,621
Mexico	298	300	223
Canada	245	1,296	405

	(488)	2,547	2,399

Deferred taxes:
Federal	5,845	(5,700)	(39,041)
State	(417)	1,311	(1,319)
Mexico	—	(106)	(201)
Canada	—	(131)	(6)

	5,428	(4,626)	(40,567)

Provision for (benefit from) income taxes	$4,940	$(2,079)	$(38,168)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

The net deferred tax asset (liability) consisted of the following at December 31 (in thousands):

	2008	2007
Deferred tax assets:
Environmental reserve	$8,302	$7,732
Tax credit carryforwards	5,292	5,202
Self-insurance reserves	8,357	12,187
Allowance for doubtful accounts	1,109	1,448
Pension	7,414	1,625
Net operating loss carryforwards	37,559	34,832
Other accruals	3,980	7,742
Accrued losses and damage claims	209	301

	72,222	71,069
Less valuation allowance	(1,855)	(1,645)

	70,367	69,424

Deferred tax liabilities:
Property and equipment basis differences	(24,687)	(24,112)
Intangible basis differences	(8,337)	(8,626)

Net deferred tax asset	37,343	36,686

Comprised of:
Current deferred tax asset	14,707	20,483
Long-term deferred tax asset	22,636	16,203
Long-term deferred tax liability	—	—

Net deferred tax asset	$37,343	$36,686

Our effective tax rate differs from the federal statutory rate. The reasons for those differences are as follows for the years ended December 31 (in thousands):

	2008	2007	2006
Tax expense (benefit) at the statutory rate	$5,968	$(3,375)	$6,361
State income taxes, net of federal benefit	(127)	299	2,493
FIN 48 adjustments	(698)	—	—
Subpart F	—	—	156
Restricted stock	423	—	—
Pension adjustment	(1,193)	—	—
Foreign taxes	158	951	22
Valuation allowance	210	1,625	(47,958)
Valuation allowance—Goodwill	—	—	597
Increase in federal NOL	—	(1,007)	—
IRC Section 956 income	253	401	154
Foreign tax credit	(302)	(1,122)	(550)
Secondary offering costs	—	(304)	304
Other	248	453	253

Provision for (benefit from) income taxes	$4,940	$(2,079)	$(38,168)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

At December 31, 2008, we had approximately $98.0 million in federal net operating loss carryforwards, $2.3 million in alternative minimum tax credit carry forwards and $2.9 million in foreign tax credit carryforwards. We have determined based on the weight of available evidence that it is more-likely-than not that some portion of the foreign tax credits may not be realized. As a result, we have established a valuation allowance of $1.8 million against our foreign tax credits. The net operating loss carryforwards will expire in the years 2018 through 2027 while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. Approximately $16.8 million of net operating loss carryforwards and $1.9 million of alternative minimum tax credit carryforwards were generated by Chemical Leaman Corporation prior to its acquisition. The use of pre-acquisition operating losses and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. We have approximately $46.0 million in state net operating loss carryforwards, which expire over the next 1 to 18 years.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as needed. As of December 31, 2008, United States taxes were not provided on income of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.

Rollforward of valuation allowance (in thousands):

	2008	2007
Beginning balance	$(1,645)	$(927)
(Increase)/decrease attributable to current year operations	—	(1,625)
(Increase)/decrease attributable to FIN 48	—	907
(Increase)/decrease attributable to AMT & foreign tax credit carryforwards	(210)	—

Ending balance	$(1,855)	$(1,645)

At December 31, 2008 and 2007, we had approximately $2.0 and $3.2 million, respectively, of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits at December 31, 2008, $1.3 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in any future periods.

Included in the balance of gross unrecognized tax benefits at December 31, 2008 is $0.3 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of the applicable statute of limitations.

A reconciliation of the total amount of unrecognized tax benefits follows (in thousands):

	2008	2007
Total unrecognized tax benefits as of January 1, 2008	$3,193	$3,500
Increases in tax positions taken during prior period	209	119
Decreases in tax positions taken during prior period	(381)	—
Increases in tax positions taken during the current period	32	542
Settlements with taxing authorities	(212)	—
Decrease due to lapse of applicable statute of limitations	(798)	(968)

Total unrecognized tax benefits as of December 31, 2008	$2,043	$3,193

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the year ended December 31, 2008, we recognized a benefit of $0.1 million of interest and penalties

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

in the provision for income taxes. As of January 1, 2008 we had accrued interest of $1.3 million (net of federal benefit) and $0.5 million accrued for penalties. At December 31, 2008 we had accrued interest of $1.3 million (net of federal benefit) and $0.4 million accrued for penalties.

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

15. EMPLOYEE BENEFIT PLANS

We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover certain full-time salaried employees (“CLC Plan”) and certain other employees under a collective bargaining agreement (“TTWU Plan”). Retirement benefits for employees covered by the salaried plan are based on years of service and compensation levels. The monthly benefit for employees under the collective bargaining agreement plan is based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. Both pension plans have been frozen since prior to January 1, 1998. There are no new participants and no future accruals of benefits from the time the plans were frozen.

We use a December 31 measurement date for both of our plans.

On December 31, 2006, we adopted the recognition and disclosure requirements of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires us to recognize the funded status of its postretirement benefit plans in the consolidated statement of financial position at December 31, 2008, with a corresponding adjustment to accumulated other comprehensive income. The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains or losses and unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income.

2008
(in thousands)
Items not yet recognized as a component of net periodic cost:
Unrecognized net actuarial loss	$29,002
Unamortized prior service benefit	698

Unrecognized loss and prior service costs recorded as a component of accumulated other comprehensive loss	$29,700

Items to be recognized in 2009 as a component of net periodic cost:
Net actuarial loss	$1,154
Prior service cost	94

Net periodic cost to be recorded in 2009 as a component of accumulated other comprehensive loss	$1,248

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Obligations and Funded Status

The following table sets forth the change in the projected benefit obligation, change in plan assets and unfunded status of the two plans at December 31 (in thousands):

	2008	2007
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$45,827	$49,818
Service cost	214	256
Interest cost	2,729	2,680
Actuarial loss (gain)	354	(3,507)
Benefits and expenses paid	(3,483)	(3,420)

Benefit obligation at end of year	$45,641	$45,827

	2008	2007
Change in Plan Assets
Fair value of plan assets at beginning of year	$42,138	$42,965
Actual (loss) return on plan assets	(12,545)	1,783
Contributions by company	878	810
Benefits and expenses paid	(3,483)	(3,420)

Fair value of plan assets at end of year	$26,988	$42,138

	2008	2007
Unfunded Status of Plans
Projected benefit obligation	$(45,641)	$(45,827)
Fair value of plan assets	26,988	42,138

Unfunded status	$(18,653)	$(3,689)

The accumulated benefit obligation for both defined benefit pension plans equaled the projected benefit obligations of $45.6 million and $45.8 million at December 31, 2008 and 2007, respectively.

Accumulated Other Comprehensive Loss (in thousands)

	2008	2007
Adjustment to pension benefit obligation, net of tax of $6,087 and $(1,009), respectively	$(9,661)	$1,601

Periodic Pension Costs

The components of net periodic pension cost are as follows for the years ended December 31 (in thousands):

	2008	2007
Service cost	$214	$256
Interest cost	2,729	2,680
Amortization of loss	354	415
Amortization of prior service cost	94	94
Expected return on plan assets	(3,202)	(3,284)

Net periodic pension cost	$189	$161

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Assumptions

Weighted average assumptions used to determine benefit obligations at December 31:

	2008	2007
Discount rate	6.28%	6.13%

Weighted average assumptions used to determine net periodic benefit cost at December 31:

	2008	2007
TTWU Plan
Discount rate	6.00%	5.75%
Expected long-term rate of return on plan assets	7.50%	7.50%

CLC Plan
Discount rate	6.25%	5.50%
Expected long-term rate of return on plan assets	8.00%	8.00%

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

Asset Mix

Our pension plan weighted-average asset allocations by asset category at December 31 are as follows:

	2008	2007
TTWU Plan
Equity securities	59.0%	66.0%
Debt securities	41.0%	34.0%

CLC Plan
Equity securities	58.0%	68.0%
Debt securities	42.0%	32.0%

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

Cash Flows

We expect to contribute $0.5 million to the TTWU pension plan and $2.9 million to the CLC pension plan during the year ending December 31, 2009.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

The following benefit payments are expected to be paid (in thousands):

2009	$3,402
2010	3,408
2011	3,402
2012	3,449
2013	3,429
2014 – 2018	17,355

We charged to operations, payments to multi-employer pension plans required by collective bargaining agreements of approximately $2.3 million, $2.2 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. These defined benefit plans cover substantially all of our union employees not covered under the TTWU pension plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multi-employer plans is not readily available.

In 2001, we established a Deferred Compensation Plan for our executives and other key employees. The plan is a non-qualified deferral plan that allows participants to contribute a portion of their wages on a pre-tax basis and includes a death benefit. We may credit participants’ accounts with a discretionary contribution at our sole discretion. No contributions were made in 2008, 2007 and 2006.

Substantially all of our U.S. employees are entitled to participate in our profit sharing plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the plan after 90 days of employment. At our discretion, we may also contribute to the plan. Employees are always vested in their contributed balance and become fully vested in our contributions after four years of service. The expenses related to contributions to the plan for the years ended December 31, 2008, 2007 and 2006 were approximately $0.4 million, $0.2 million and $0.2 million, respectively.

16. CAPITAL STOCK

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

Preferred Stock

Of the 1 million shares of preferred stock authorized, 600,000 shares were designated as convertible preferred stock, of which 510,000 were issued and outstanding prior to the initial public offering of shares of our common stock, when they were converted into shares of common stock pursuant to our Amended and Restated Articles of Incorporation. The remaining shares of preferred stock may be issued from time to time in one or more classes or series, with such relative rights, preferences, qualifications, and limitations as our Board of Directors may adopt by resolution. Prior to November 4, 2003, we had authorized 5.0 million shares, $.01 per share par value, of preferred stock.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Treasury Stock

As of December 31, 2008 and 2007, we had approximately 205,000 and 158,000 treasury shares carried at a cost of approximately $1.6 million and $1.6 million, respectively. These shares were acquired pursuant to our initial public offering, the return of shares under limited recourse secured loans to shareholders and forfeitures.

17. STOCK COMPENSATION PLANS

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

Performance Incentive Plans

As of December 31, 2008, we have two active stock-based compensation plans. As of December 31, 2007, there was an agreement regarding stock units which applied solely to Mr. Gerald L. Detter, our former Chief Executive Officer, and a third stock-based compensation plan, which expired in 2008.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

The 2003 Stock Option Plan activity for the year ended December 31, 2008 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Options outstanding at December 31, 2007	2,727	$11.07
2008 option activity:
Granted	412	$3.93
Exercised (b)	—	—
Expired	(790)	$13.24
Canceled	(402)	$8.27

Options outstanding at December 31, 2008	1,947	$9.19

Options exercisable at December 31, 2008	1,294	$10.39	4.4	—

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2008 exceeds the exercise price of the option.
(b)	Any options that are exercised are issued out of our treasury share account.

During the years ended December 31, 2008, 2007 and 2006:

•	the weighted average fair value per share of stock-based compensation granted to employees was $2.30, $5.56 and $5.02, respectively;

•	there were no options exercised in 2008. The total intrinsic value of stock options exercised was nominal in 2007 and $0.1 million in 2006, and

•	the total fair value of stock options that vested during the three periods above was $984, $1,324 and $747, respectively.

During the year ended December 31, 2008, cash was not used to settle any equity instruments previously granted.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

The 1998 Stock Option Plan activity for the year ended December 31, 2008 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Options outstanding at December 31, 2007	64	$23.53
2008 option activity:
Expired	(39)	$23.53
Canceled	(13)	$23.53

Options outstanding at December 31, 2008 (b)	12	$23.53

Options exercisable at December 31, 2008	6	$23.53	1.7	—

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2008 exceeds the exercise price of the option.
(b)	Although we cannot issue additional stock options under the 1998 Stock Option Plan, stock options that were previously granted under the 1998 Stock Option Plan continue to be subject to its terms.

During the years ended December 31, 2008, 2007 and 2006:

•	no options were granted, respectively;

•	no options were exercised, and

•	the total fair value of stock options that vested during the three periods above was $0.

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

The 2003 Restricted Stock Incentive plan activity for the year ended December 31, 2008 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Stock unvested at December 31, 2007	125	$7.78
2008 activity:
Granted	114	$2.91
Vested	(56)	$5.17
Canceled	(47)	$7.27

Stock unvested at December 31, 2008	136	$4.97

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Stock Unit Grant Agreement

In 2005 in connection with his employment agreement, our former Chief Executive Officer, Mr. Detter, was granted 300,000 stock units. Mr. Detter was also entitled to $50,000 in value of stock units annually with the first annual grant made upon execution of his employment agreement and subsequent grants on each anniversary. Under the Stock Unit Grant Agreement, the 300,000 unit grant (“Initial Grant”) vested on December 31, 2006 at which time Mr. Detter was still an employee. Pursuant to this agreement upon termination of his employment on July 13, 2007, 303,343 stock units were fully vested.

The Stock Unit activity for the year ended December 31, 2008 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Stock units outstanding at December 31, 2007	303	$7.66
2008 unit activity:
Granted	—	—
Exercised	303	$7.66
Expired	—	—
Canceled	—	—

Stock units outstanding at December 31, 2008	—	—

Stock units exercisable at December 31, 2008	—	—	—	—

(a)	The intrinsic value of a stock unit is the amount by which the market value of the underlying stock as of December 31, 2008 exceeds the value of the unit at the date of grant.

During the years ended December 31, 2008, 2007 and 2006:

•	no stock units were granted in 2008 or 2007; in 2006, the weighted average fair value per share of stock units granted was $12.96;

•	no stock units were converted, and

•	no stock units vested in 2008 or 2007. The total fair value of stock units that vested during 2006 was $1,712.

Accounting for Stock-Based Compensation

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

The fair value of options granted during 2008, 2007 and 2006 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For fiscal 2008, expected stock price volatility is based on the historical volatility of our common stock, which began

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following assumptions:

	2008	2007	2006
Risk free rate	3.18%	4.35%	4.50%
Expected life	5 years	5 years	4 years
Volatility	67%	68%	71%
Expected dividend	nil	nil	nil

Restricted stock awards and stock units are measured at fair value at time of issuance and recognized on a straight line basis over the vesting period.

Stock-based compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 for each of the types of stock-based awards was (in thousands):

	2008	2007	2006
Stock options	$995	$1,143	$1,163
Restricted stock	333	420	369
Stock units	—	—	1,473

Total stock-based compensation expense	$1,328	$1,563	$3,005

All stock-based compensation expense is classified within “Compensation” on the Consolidated Statements of Operations. None of the stock-based compensation was capitalized during 2008. The impact of modifications to stock option awards during 2008 was nil.

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of December 31, 2008 (in thousands):

	In $	Remaining years
Stock options	$1,970	4
Restricted stock	514	4

	$2,484

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. These amounts do not include the cost of any additional options or restricted stock that may be granted in future periods or any changes in the Company’s forfeiture rate.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

18. COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various noncancelable operating leases for our office facilities, office equipment, revenue equipment and vehicles. Future noncancelable lease commitments (excluding any sublease income) as of December 31, 2008, are as follows (in thousands):

2009	$19,167
2010	16,466
2011	11,034
2012	7,657
2013	4,236
2014 and after	9,297

Total	$67,857

The operating lease commitments includes minimum lease commitments for tractors that we expect will be partially offset by rental revenue from sub-leasing the tractors to owner-operators or affiliates. Rent expense under operating leases was $28.7 million, $23.5 million and $10.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

We are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other releases of such substances. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and on the road, and, notwithstanding the existence of our environmental management program, we cannot assure that such

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

obligations will not be incurred in the future, predict with certainty the extent of future liabilities and costs under environmental, health, and safety laws, or assure that such liabilities will not result in a material adverse effect on our business, financial condition, operating results or cash flow. We have established reserves for remediation expenses at known contamination sites when it is probable that such efforts will be required of us and the related expenses can be reasonably estimated.

We have also incurred in the past, and expect to incur in the future, capital and other expenditures related to environmental compliance for current and planned operations. Such expenditures are generally included in our overall capital and operating budgets and are not accounted for separately. However, we do not anticipate that compliance with existing environmental laws in conducting current and planned operations will have a material adverse effect on our capital expenditures, earnings or competitive position.

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be adversely affected by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of December 31, 2008 and December 31, 2007, we had reserves in the amount of $10.9 million and $11.2 million, respectively, for all environmental matters discussed below.

The balances presented include both long term and current environmental reserves. We expect these environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified on the Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 27 sites. At two of the 27 sites, we will be participating in the initial studies to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 21 of the 27 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At four of the 21 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. At two of the 21 sites, we have recently settled our obligations. We have estimated future expenditures for these off-site multi-party environmental matters to be in the range of $2.6 million to $3.8 million.

At six sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Four of these projects relate to operations conducted by CLC prior to our acquisition of and merger with CLC in 1998. These four sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; and (4) Scary Creek, West Virginia. The remaining two investigations and potential remediation were triggered by the New Jersey Industrial Site Remediation Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures for these six properties to be in the range of $8.3 million to $16.7 million.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

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

The groundwater treatment remedy negotiated with USEPA calls for a treatment facility for in place treatment of groundwater contamination and a local discharge. Treatment facility construction was completed in early 2007. After various start-up issues, we expect the treatment facility to begin operating in 2009. Wetlands contamination has been remediated with localized restoration expected to be completed in 2009. In regard to contaminated soils, we believe that USEPA is now in the process of finalizing a feasibility study for the limited areas that show contamination and warrant additional investigation or work. We have estimated expenditures to be in the range of $5.1 million to $8.5 million.

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

For the Years Ended December 31, 2008, 2007 and 2006

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

19. TRANSACTIONS WITH RELATED PARTIES

In 2006, we provided advisory and consulting services to affiliates of Apollo Management, L.P., (“Apollo”), who is our majority shareholder. The fee for these services was less than $0.1 million.

Two of our customers (Hexion Specialty Chemicals and Momentive Performance Materials) are controlled by Apollo. Revenues from these two customers was $15.0 million, $15.9 million and $10.8 million in 2008, 2007 and 2006, respectively. All pricing with the companies controlled by Apollo Management was based on market rates, including such factors as total expected revenue to be generated by the customer, number of loads to be hauled and the number of miles to be driven.

Of the $0.2 million stock subscription receivable, less than $0.1 million relates to current members of management.

20. GUARANTOR SUBSIDIARIES

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital, which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at December 31, 2008 and 2007 and condensed consolidating statements of operations and of cash flows for each of the three years ended December 31, 2008, 2007 and 2006.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$565,814	$—	$—	$565,814
Other service revenue	—	—	103,661	378	—	104,039
Fuel surcharge	—	—	145,437	—	—	145,437

Total operating revenues	—	—	814,912	378	—	815,290
Operating expenses:
Purchased transportation	—	—	466,823	—	—	466,823
Compensation	—	—	109,110	—	—	109,110
Fuel, supplies and maintenance	—	—	114,351	—	—	114,351
Depreciation and amortization	—	—	21,024	(22)	—	21,002
Selling and administrative	—	234	35,539	63		35,836
Insurance claims	—	—	15,007	(8)	—	14,999
Taxes and licenses	—	—	5,241	1	—	5,242
Communication and utilities	—	—	12,716	—	—	12,716
(Gain) loss on disposal of property and equipment	—	—	(3,067)	(25)	—	(3,092)
Restructuring costs	—	—	5,325	—	—	5,325

Operating (loss) income	—	(234)	32,843	369	—	32,978
Interest (income) expense, non-related party, net	(16)	33,150	2,086	(100)	—	35,120
Interest (income) expense, related party, net	—	(33,150)	33,669	(519)	—	—
Write-off of debt issuance costs	—	283	—	—	—	283
Gain on extinguishment of debt	—	(16,532)	—	—	—	(16,532)
Other (income) expense	—	—	(2,831)	(114)	—	(2,945)

Income (loss) before income taxes	16	16,015	(81)	1,102	—	17,052
Provision for (benefit from) income taxes	18	—	4,643	279	—	4,940
Equity in earnings (loss) of subsidiaries	12,114	(3,901)	—	—	(8,213)	—

Net income (loss)	$12,112	$12,114	$(4,724)	$823	$(8,213)	$12,112

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$580,676	$—	$—	$580,676
Other service revenue	—	—	75,444	777	—	76,221
Fuel surcharge	—	—	94,661	—	—	94,661

Total operating revenues	—	—	750,781	777	—	751,558
Operating expenses:
Purchased transportation	—	—	471,531	—	—	471,531
Compensation	—	—	85,838	(18)	—	85,820
Fuel, supplies and maintenance	—	—	81,316	—	—	81,316
Depreciation and amortization	—	—	16,903	641	—	17,544
Selling and administrative	1	1	31,166	123	—	31,291
Insurance claims	—	—	23,883	—	—	23,883
Taxes and licenses	—	—	3,980	—	—	3,980
Communication and utilities	—	—	11,381	—	—	11,381
Loss (gain) on disposal of property and equipment	—	—	1,150	(191)	—	959

Operating (loss) income	(1)	(1)	23,633	222	—	23,853
Interest (income) expense, non-related party, net	(6)	29,580	1,025	(75)	—	30,524
Interest (income) expense, related party, net	—	(29,019)	29,500	(481)	—	—
Write-off of debt issuance costs	—	2,031	—	—	—	2,031
Other expense (income)	5	1,555	(234)	(386)	—	940

(Loss) income before income taxes	—	(4,148)	(6,658)	1,164	—	(9,642)
(Benefit from) provision for income taxes	(981)	—	(1,562)	464	—	(2,079)
Equity in loss of subsidiaries	(8,544)	(4,396)	—	—	12,940	—

Net (loss) income	$(7,563)	$(8,544)	$(5,096)	$700	$12,940	$(7,563)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$577,227	$12	$—	$577,239
Other service revenue	—	—	65,614	1,030	—	66,644
Fuel surcharge	—	—	86,276	—	—	86,276

Total operating revenues	—	—	729,117	1,042	—	730,159
Operating expenses:
Purchased transportation	—	—	493,686	—	—	493,686
Compensation	—	—	73,207	—	—	73,207
Fuel, supplies and maintenance	—	—	53,310	14	—	53,324
Depreciation and amortization	—	—	15,693	660	—	16,353
Selling and administrative	—	—	24,282	(240)	—	24,042
Insurance claims	—	—	13,294	13	—	13,307
Taxes and licenses	—	—	3,810	2	—	3,812
Communication and utilities	—	—	9,043	—	—	9,043
(Gain) loss on disposal of property and equipment	—	—	(4,883)	(10)	—	(4,893)

Operating income	—	—	47,675	603	—	48,278
Interest (income) expense, non-related party, net	(749)	30,410	(220)	(53)	—	29,388
Interest expense (income), related party, net	—	—	445	(445)	—	—
Other expense (income)	986	—	(59)	(39)	—	888

(Loss) income before income taxes	(237)	(30,410)	47,509	1,140	—	18,002
Provision for (benefit from) income taxes	28		(38,233)	37	—	(38,168)
Equity in earnings of subsidiaries	56,435	86,845	—	—	(143,280)	—

Net income (loss)	$56,170	$56,435	$85,742	$1,103	$(143,280)	$56,170

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Consolidating Balance Sheet, December 31, 2008

(in thousands)

		QD LLC and	Guarantor	Non-Guarantor
	QDI	QD Capital	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$4,725	$2,062	$—	$6,787
Accounts receivable, net	71	—	81,470	71	—	81,612
Prepaid expenses	—	96	12,811	15	—	12,922
Deferred tax asset, net	—	—	14,707	—	—	14,707
Other	(9)	—	7,888	71	—	7,950

Total current assets	62	96	121,601	2,219	—	123,978

Property and equipment, net	—	—	148,692	—	—	148,692
Goodwill	—	—	173,519	—	—	173,519
Intangibles, net	—	—	22,698	—	—	22,698
Investment in subsidiaries	28,523	635,195	21,234	—	(684,952)	—
Non-current deferred tax asset, net	1,007	—	21,629		—	22,636
Other assets	—	9,496	1,084	—	—	10,580

Total assets	$29,592	$644,787	$510,457	$2,219	$(684,952)	$502,103

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of indebtedness	$—	$2,500	$5,861	$—	$—	$8,361
Current maturities of capital lease obligations	—	—	7,994	—	—	7,994
Accounts payable	—	—	16,126	—	—	16,126
Intercompany	(1,428)	289,974	(261,748)	(5,564)	(21,234)	—
Affiliates and independent owner-operators payable	—	—	7,649	—	—	7,649
Accrued expenses	—	4,375	20,970	12	—	25,357
Environmental liabilities	—	—	4,819	—	—	4,819
Accrued loss and damage claims	—	—	8,705	—	—	8,705

Total current liabilities	(1,428)	296,849	(189,624)	(5,552)	(21,234)	79,011
Long-term indebtedness, less current maturities	—	319,415	10,994	—	—	330,409
Capital lease obligations, less current maturities	—	—	15,822	—	—	15,822
Environmental liabilities	—	—	6,035	—	—	6,035
Accrued loss and damage claims	—	—	12,815	—	—	12,815
Other non-current liabilities	—	—	24,383	775	—	25,158

Total liabilities	(1,428)	616,264	(119,575)	(4,777)	(21,234)	469,250
Minority interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders’ equity (deficit):
Common Stock	362,945	354,963	493,866	7,629	(856,458)	362,945
Treasury stock	(1,580)	—	—	—	—	(1,580)
Accumulated (deficit) retained earnings	(114,034)	(110,364)	159,827	415	(49,878)	(114,034)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive income	(26,488)	(26,487)	(25,494)	(993)	52,974	(26,488)
Stock subscriptions receivable	(234)	—	—	—		(234)

Total shareholders’ equity (deficit)	31,020	28,523	628,199	6,996	(663,718)	31,020

Total liabilities, minority interest and shareholders’ equity (deficit)	$29,592	$644,787	$510,457	$2,219	$(684,952)	$502,103

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Consolidating Balance Sheet, December 31, 2007

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$7,339	$2,372	$—	$9,711
Accounts receivable, net	64	—	98,916	101	—	99,081
Prepaid expenses	—	96	8,024	30	—	8,150
Deferred tax asset, net	—	—	20,483	—	—	20,483
Other	6	—	6,248	4	—	6,258

Total current assets	70	96	141,010	2,507	—	143,683
Property and equipment, net	—	—	122,014	(22)	—	121,992
Goodwill	—	—	173,575	—	—	173,575
Intangibles, net	—	—	24,167	—	—	24,167
Investment in subsidiaries	26,148	648,835	21,234	—	(696,217)	—
Non-current deferred tax asset, net	1,007	—	15,196	—	—	16,203
Other assets	—	11,923	2,433	—	—	14,356

Total assets	$27,225	$660,854	$499,629	$2,485	$(696,217)	$493,976

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of indebtedness	$—	$—	$413	$—	$—	$413
Current maturities of capital lease obligations	—	—	1,451	—	—	1,451
Accounts payable	—	—	17,385	43	—	17,428
Intercompany	(75)	288,656	(262,349)	(4,998)	(21,234)	—
Affiliates and independent owner-operators payable	—	—	12,597	—	—	12,597
Accrued expenses	—	3,866	21,994	97	—	25,957
Environmental liabilities	—	—	4,751	—	—	4,751
Accrued loss and damage claims	—	—	13,438	—	—	13,438
Income taxes payable	—	—	90	465	—	555

Total current liabilities	(75)	292,522	(190,230)	(4,393)	(21,234)	76,590
Long-term indebtedness, less current maturities	—	342,184	764	627	—	343,575
Capital lease obligations, less current maturities	—	—	3,832	—	—	3,832
Environmental liabilities	—	—	6,418	—	—	6,418
Accrued loss and damage claims	—	—	18,474	—	—	18,474
Other non-current liabilities	—	—	15,954	—	—	15,954

Total liabilities	(75)	634,706	(144,788)	(3,766)	(21,234)	464,843
Minority interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders’ equity (deficit):
Common Stock	361,617	354,963	493,866	7,629	(856,458)	361,617
Treasury stock	(1,564)	—	—	—	—	(1,564)
Accumulated (deficit) retained earnings	(126,146)	(122,478)	164,551	(408)	(41,665)	(126,146)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive income	(16,748)	(16,748)	(15,833)	(915)	33,496	(16,748)
Stock subscriptions receivable	(270)	—	—	—	—	(270)

Total shareholders’ equity (deficit)	27,300	26,148	642,584	6,251	(674,983)	27,300

Total liabilities, minority interest and shareholders’ equity (deficit)	$27,225	$660,854	$499,629	$2,485	$(696,217)	$493,976

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(in thousands)

		QD LLC and	Guarantor	Non-Guarantor
	QDI	QD Capital	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$12,112	$12,114	$(4,724)	$823	$(8,213)	$12,112
Adjustments for non-cash charges	(12,112)	(45,149)	53,353	(47)	8,213	4,258
Net changes in assets and liabilities	8	2,936	(18)	297	—	3,223
Intercompany activity	(8)	30,099	(29,111)	(980)	—	—

Net cash provided by operating activities	—	—	19,500	93	—	19,593

Cash flows from investing activities:
Capital expenditures	—	—	(14,791)	—	—	(14,791)
Acquisition of businesses and assets	—	—	(1,399)	—	—	(1,399)
Boasso purchase adjustment	—	1,318	—	—	—	1,318
Proceeds from sales of property and equipment	—	—	6,348	—	—	6,348

Net cash provided by (used in) investing activities	—	1,318	(9,842)	—	—	(8,524)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,049	—	—	1,049
Principal payments on long-term debt and capital lease obligations	—	(7,707)	(9,028)	—	—	(16,735)
Proceeds from revolver	—	115,700	—	—	—	115,700
Payments on revolver	—	(112,830)	—	—	—	(112,830)
Deferred financing costs	—	(860)		—	—	(860)
Other	20	(145)	316	—	—	191
Intercompany activity	(20)	4,524	(4,504)	—	—	—

Net cash used in financing activities	—	(1,318)	(12,167)	—	—	(13,485)

Effect of exchange rate changes on cash	—	—	(105)	(403)	—	(508)

Net decrease in cash and cash equivalents	—	—	(2,614)	(310)	—	(2,924)
Cash and cash equivalents, beginning of period	—	—	7,339	2,372	—	9,711

Cash and cash equivalents, end of period	$—	$—	$4,725	$2,062	$—	$6,787

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(7,563)	$(8,544)	$(5,096)	$700	$12,940	$(7,563)
Adjustments for non-cash charges	7,563	(24,699)	49,795	837	(12,940)	20,556
Net changes in assets and liabilities	(753)	218	725	869	—	1,059
Intercompany activity	753	33,025	(31,220)	(2,558)	—	—

Net cash provided by (used in) operating activities	—	—	14,204	(152)	—	14,052

Cash flows from investing activities:
Capital expenditures	—	—	(10,557)	—	—	(10,557)
Acquisition of Boasso and business assets	—	(60,251)	—	—	—	(60,251)
Cash acquired in Boasso acquisition	—	1,015	—	—	—	1,015
Proceeds from sales of property and equipment	—	—	5,325	1,069	—	6,394

Net cash (used in) provided by investing activities	—	(59,236)	(5,232)	1,069	—	(63,399)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	46,809	—	—	—	46,809
Principal payments of long-term debt and capital lease obligations	—	(64,746)	(2,500)	—	—	(67,246)
Proceeds from revolver	—	123,030	—	—	—	123,030
Payments on revolver	—	(41,400)	—	—	—	(41,400)
Deferred financing fees	—	(9,170)	—	—	—	(9,170)
Other	(717)	(145)	1,033	—	—	171
Intercompany activity	717	4,858	(5,575)	—	—	—

Net cash provided by (used in) financing activities	—	59,236	(7,042)	—	—	52,194

Effect of exchange rate changes on cash	—	—	23	—	—	23

Net increase in cash and cash equivalents	—	—	1,953	917	—	2,870
Cash and cash equivalents, beginning of period	—	—	5,386	1,455	—	6,841

Cash and cash equivalents, end of period	$—	$—	$7,339	$2,372	$—	$9,711

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$54,035	$54,472	$85,742	$1,103	$(139,182)	$56,170
Adjustments for non-cash charges	(54,035)	(82,715)	(27,035)	650	139,182	(23,953)
Net changes in assets and liabilities	199	62	(3,786)	(456)	—	(3,981)
Intercompany activity	—	28,181	(27,290)	(891)	—	—

Net cash provided by operating activities	199	—	27,631	406	—	28,236

Cash flows from investing activities:
Capital expenditures	—	—	(14,870)	—	—	(14,870)
Acquisition of businesses and assets	—	—	(6,447)	—	—	(6,447)
Proceeds from sales of property and equipment	—	—	10,706	20	—	10,726
Other	—	—	—	—	—	—

Net cash (used in) provided by investing activities	—	—	(10,611)	20	—	(10,591)

Cash flows from financing activities:
Principal payments of long-term debt and capital lease obligations	—	(1,400)	(363)	—	—	(1,763)
Proceeds from revolver	—	209,500	—	—	—	209,500
Payments on revolver	—	(222,500)	—	—	—	(222,500)
Deferred financing fees	—	—	—	—	—	—
Other	4	—	2,285	—	—	2,289
Intercompany activity	(203)	14,400	(14,197)	—	—	—

Net cash used in financing activities	(199)	—	(12,275)	—	—	(12,474)
Effect of exchange rate changes on cash	—	—	34	—	—	34
Net increase in cash and cash equivalents	—	—	4,779	426	—	5,205

Cash and cash equivalents, beginning of period	—	—	607	1,029	—	1,636

Cash and cash equivalents, end of period	$—	$—	$5,386	$1,455	$—	$6,841

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Quality Distribution, Inc. dated November 5, 2003. Incorporated herein by reference to Exhibit No. 3.1 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

3.2	Amended and Restated Bylaws of Quality Distribution. Inc. dated June 28, 2005. Incorporated herein by reference to Exhibit No. 3.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2005 (Registration No. 333-108344).

3.3	Articles of Amendment, dated June 28, 2005 to Amended and Restated Articles of Incorporation of Quality Distribution, Inc. dated November 5, 2003. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 28, 2005.

4.1	Indenture, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the Guarantors named therein and The Bank of New York as Trustee. Incorporated herein by reference to Exhibit 4.5 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.2	Form of Exchange Note for Quality Distribution, LLC’s 9% Senior Subordinated Notes due 2010 (included as Exhibit B to Exhibit 4.5).

4.3	Registration Rights Agreement, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the subsidiaries of Quality Distribution, LLC set forth on Annex I thereto and The Bank of New York. Incorporated herein by reference to Exhibit 4.7 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

4.4	Indenture, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, the Guarantors named therein and The Bank of New York Trust Company, N.A. as Trustee. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

4.5	Form of Exchange Note for Quality Distribution, LLC’s Senior Floating Rate Notes due 2012 (included as Exhibit B to Exhibit 4.8).

4.6	Registration Rights Agreement, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, and the subsidiaries of Quality Distribution, LLC set forth on Annex I thereto. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

4.7	Indenture, dated as of December 18, 2007, among the Issuers, the guarantors of the Notes and The Bank of New York Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.8	Registration Rights Agreement, dated as of December 18, 2007, between the Issuers, the guarantors of the Notes and the other parties thereto. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.9	Credit Agreement, dated as of December 18, 2007, by and among the Company, QD LLC, the other loan parties party thereto, the lenders party thereto from time to time, Credit Suisse, Cayman Islands Branch, as administrative agent for the lenders, General Electric Capital Corporation, as collateral agent for the lenders, and SunTrust Bank, as syndication agent. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

Exhibit No.	Description
4.10	Current Asset Revolving Facility Guarantee and Collateral Agreement, dated as of December 18, 2007, by and among the Company, QD LLC, the other loan parties party thereto, Credit Suisse, Cayman Islands Branch, as current asset revolving facility administrative agent, and General Electric Capital Corporation, as current asset revolving facility collateral agent. Incorporated herein by reference to Exhibit 10.4 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.11	Fixed Asset Revolving Facility Guarantee and Collateral Agreement, dated as of December 18, 2007, by and among the Company, QD LLC, the other loan parties party thereto, Credit Suisse, Cayman Islands Branch, as fixed asset revolving facility administrative agent, and General Electric Capital Corporation, as fixed asset revolving facility collateral agent. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.12	Supplemental Indenture to the indenture governing the Issuers’ 9% Senior Subordinated Notes due 2010, dated as of December 18, 2007, by the Issuers, the guarantors named therein, Boasso and The Bank of New York Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.6 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.13	Supplemental Indenture to the indenture governing the Issuers’ Senior Floating Rate Notes due 2012, dated as of December 18, 2007, by the Issuers, the guarantors named therein, Boasso and The Bank of New York Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.7 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

10.1	Amended and Restated Shareholders’ Agreement, dated as of February 10, 1998, among MTL, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and certain shareholders of QDI. Incorporated herein by reference to Exhibit 4.13 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.2	Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated herein by reference to Exhibit No. 13 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.3	Amendment No. 1, dated as of April 2, 2002, to the Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL. Incorporated herein by reference to Exhibit No. 10.3 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.4	Second Amended and Restated Registration Rights Agreement, dated as of August 28, 1998, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., QDI and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 10.4 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.5	Agreement, dated as of May 30, 2002, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., QDI and certain shareholders of QDI. Incorporated herein by reference to Exhibit No. 10.5 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

Exhibit No.	Description
10.6	1998 Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.1 to Quality Distribution, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 3, 1998 (Registration No. 333-66711).

10.7	Employment Agreement, dated June 23, 1998, between Quality Distribution, Inc. and Dennis R. Copeland. Incorporated herein by reference to Exhibit No. 10.7 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

10.8	Stock Purchase Agreement dated as of August 2, 2007, by and among Quality Distribution, LLC, and each of Walter J. Boasso, Scott Leonard, Scott D. Giroir, Robert E. Showalter, an individual of the full age of majority resident in St. Bernard Parish, (v) Robert E. Showalter , in his individual capacity as trustee for The Boasso Inter Vivos Trust for each of the individuals named herein. Incorporated herein by reference to Exhibit No. 2.1 to Quality Distribution, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on November 8, 2007.

10.9	Amendment to Stock Purchase Agreement, dated as of December 18, 2007, by and among QD LLC and each of Walter J. Boasso, Scott Leonard, Scott D. Giroir, Robert E. Showalter, in his individual capacity and as trustee for the Boasso Inter Vivos Trust for each of the individuals named therein. Incorporated herein by reference to Exhibit 2.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

10.10	Contribution Agreement dated May 30, 2002, between Quality Distribution, LLC and Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.26 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 14, 2002 (Registration No. 333-98077).

10.11	Warrant Agreement (including form of warrant certificate), dated as of May 30, 2002, between Quality Distribution, Inc. and The Bank of New York. Incorporated herein by reference to Exhibit 10.32 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on
Form S-1 filed with the Securities and Exchange Commission on October 24, 2003 (Registration No. 333-108344).

10.12	Form of Stock Option Agreement Under Stock Option Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.34 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.13	Form of Restricted Award Agreement Under Restricted Stock Plan of Quality Distribution, Inc. Incorporated herein by reference to Exhibit No. 10.36 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 5, 2003 (Registration No. 333-108344).

10.14	Employment Agreement dated November 3, 2004 between Quality Distribution, Inc. and Gary Enzor. Incorporated herein by reference to Exhibit 99.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 8, 2004.

10.15	Quality Distribution, Inc. Deferred Compensation Plan dated as of January 1, 2001. Incorporated herein by reference to Exhibit 10.33 to Quality Distribution, Inc’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 3, 2005.

10.16	Quality Distribution, Inc. Deferred Compensation Plan dated as of January 1, 2001. Incorporated herein by reference to Exhibit 10.34 to Quality Distribution, Inc’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 3, 2005.

10.17	Quality Distribution, Inc. 2003 Stock Option Plan (as amended and restated March 11, 2008). Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 9, 2008.

Exhibit No.	Description
10.18	Quality Distribution, Inc. 2003 Restricted Stock Incentive Plan (as amended and restated March 11, 2008). Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 9, 2008.

10.19	Form of Form of Non Qualified Stock Option Agreement. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 6, 2005.

10.20	Agreement and Release, effective as of April 24, 2008, between Quality Distribution, Inc. and Virgil Leslie. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on August 8, 2008.

10.21	Agreement and Release, effective as of July 25, 2008, between Quality Distribution, Inc. and Timothy B. Page. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 7, 2008.

10.22	Employment Agreement, effective as of July 28, 2008, between Quality Distribution, Inc. and Stephen R. Attwood. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 7, 2008.

10.23 *	Quality Distribution, Inc. Deferred Compensation Plan as Amended and Restated January 1, 2009.

21.1	Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit 21.1 in Quality Distribution, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

23 *	Consent of PricewaterhouseCoopers, LLP

24 *	Powers of Attorney

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13(a) – 14(a).

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Document is filed with this Form 10-K

E-4