Form 10-Q
period 2009-03-31
QUALITY DISTRIBUTION INC
filed 2009-05-08
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of May 4, 2009, the registrant had 19,644,470 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited - in 000’s, Except Per Share Amounts)

	Three months ended March 31,
	2009	2008
OPERATING REVENUES:
Transportation	$111,027	$149,259
Other service revenue	27,608	26,745
Fuel surcharge	11,097	32,497

Total operating revenues	149,732	208,501

OPERATING EXPENSES:
Purchased transportation	81,891	119,972
Compensation	23,211	28,604
Fuel, supplies and maintenance	17,540	30,133
Depreciation and amortization	5,335	4,896
Selling and administrative	7,145	9,248
Insurance claims	4,049	5,562
Taxes and licenses	1,337	1,217
Communication and utilities	2,734	3,616
Gain on disposal of property and equipment	(103)	(544)
Restructuring costs	600	—

Total operating expenses	143,739	202,704

Operating income	5,993	5,797
Interest expense	7,000	9,151
Interest income	(103)	(117)
Gain on extinguishment of debt	(675)	—
Other expense	143	10

Loss before income taxes	(372)	(3,247)
Benefit from income taxes	(70)	(1,328)

Net loss	$(302)	$(1,919)

PER SHARE DATA:
Net loss per common share
Basic	$(0.02)	$(0.10)

Diluted	$(0.02)	$(0.10)

Weighted-average number of shares
Basic	19,215	19,064

Diluted	19,215	19,064

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In 000’s)

Unaudited

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,092	$6,787
Accounts receivable, net	76,712	81,612
Prepaid expenses	11,932	12,922
Deferred tax asset, net	14,707	14,707
Other	8,026	7,950

Total current assets	118,469	123,978
Property and equipment, net	144,349	148,692
Goodwill	173,519	173,519
Intangibles, net	22,272	22,698
Non-current deferred tax asset, net	22,654	22,636
Other assets	9,646	10,580

Total assets	$490,909	$502,103

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of indebtedness	$3,446	$8,361
Current maturities of capital lease obligations	8,115	7,994
Accounts payable	15,105	16,126
Affiliates and independent owner-operators payable	11,155	7,649
Accrued expenses	23,075	25,357
Environmental liabilities	4,507	4,819
Accrued loss and damage claims	9,338	8,705

Total current liabilities	74,741	79,011

Long-term indebtedness, less current maturities	324,130	330,409
Capital lease obligations, less current maturities	14,697	15,822
Environmental liabilities	6,738	6,035
Accrued loss and damage claims	12,336	12,815
Other non-current liabilities	25,122	25,158

Total liabilities	457,764	469,250

Commitments and contingencies - Note 9
Redeemable noncontrolling interest	1,833	1,833

SHAREHOLDERS’ EQUITY

Common stock, no par value; 29,000 shares authorized; 19,849 issued and 19,644 outstanding at March 31, 2009 and 19,754 issued and 19,549 outstanding at December 31, 2008, respectively	363,101	362,945

Treasury stock, 205 shares at March 31, 2009 and December 31, 2008	(1,580)	(1,580)
Accumulated deficit	(114,336)	(114,034)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(26,050)	(26,488)
Stock subscriptions receivable	(234)	(234)

Total shareholders’ equity	31,312	31,020

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$490,909	$502,103

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2009 and 2008

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Subscription Receivables	Total Shareholders’ Equity
Balance, December 31, 2007	19,334	(158)	$361,617	$(1,564)	$(126,146)	$(189,589)	$(16,748)	$(270)	$27,300
Net loss	—	—	—	—	(1,919)	—	—	—	(1,919)
Issuance of restricted stock	76	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	110	—	—	—	—	—	110
Amortization of non-employee options	—	—	31	—	—	—	—	—	31
Amortization of stock options	—	—	281	—	—	—	—	—	281
Amortization of prior service costs, net of tax provision	—	—	—	—	—	—	18	—	18
Translation adjustment, net of tax provision	—	—	—	—	—	—	83	—	83

Balance, March 31, 2008	19,410	(158)	$362,039	$(1,564)	$(128,065)	$(189,589)	$(16,647)	$(270)	$25,904

Balance, December 31, 2008	19,754	(205)	$362,945	$(1,580)	$(114,034)	$(189,589)	$(26,488)	$(234)	$31,020
Net loss	—	—	—	—	(302)	—	—	—	(302)
Issuance of restricted stock	95	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	63	—	—	—	—	—	63
Amortization of stock options	—	—	93	—	—	—	—	—	93
Amortization of prior service costs and losses, net of tax	—	—	—	—	—	—	312	—	312
Translation adjustment, net of tax	—	—	—	—	—	—	126	—	126

Balance, March 31, 2009	19,849	(205)	$363,101	$(1,580)	$(114,336)	$(189,589)	$(26,050)	$(234)	$31,312

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - In 000’s)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(302)	$(1,919)
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Deferred income tax benefit	(18)	(1,182)
Depreciation and amortization	5,335	4,896
Bad debt expense	602	132
Gain on disposal of property and equipment	(103)	(544)
Gain on extinguishment of long-term debt	(675)	—
Stock-based compensation	156	422
Amortization of deferred financing costs	701	726
Amortization of bond discount	275	275
Redeemable noncontrolling interest dividends	36	36
Changes in assets and liabilities:
Accounts and other receivables	4,539	(5,573)
Prepaid expenses	(178)	(3,352)
Other assets	365	477
Accounts payable	958	(1,043)
Accrued expenses	(2,281)	4,214
Environmental liabilities	391	(658)
Accrued loss and damage claims	153	(4,119)
Affiliates and independent owner-operators payable	3,506	4,971
Other liabilities	402	(39)
Current income taxes	(208)	(625)

Net cash provided by (used in) operating activities	13,654	(2,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,758)	(5,306)
Acquisition of businesses and assets	—	(1,319)
Proceeds from sales of property and equipment	2,166	2,534

Net cash provided by (used in) investing activities	408	(4,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	1,049
Principal payments on long-term debt	(4,626)	(540)
Principal payments on capital lease obligations	(1,877)	(354)
Proceeds from revolver	8,000	28,900
Payments on revolver	(13,000)	(28,830)
Payments on acquisition notes	(227)	(224)
Deferred financing costs	—	(187)
Change in book overdraft	(1,985)	212
Redeemable noncontrolling interest dividends	(36)	(36)

Net cash used in financing activities	(13,751)	(10)

Effect of exchange rate changes on cash	(6)	(10)

Net increase (decrease) in cash and cash equivalents	305	(7,016)
Cash and cash equivalents, beginning of period	6,787	9,711

Cash and cash equivalents, end of period	$7,092	$2,695

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$4,805	$4,764

Income Taxes	114	171

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

We are primarily engaged in truckload transportation of bulk chemicals and are also engaged in International Organization Standardization, or ISO, tank container transportation and depot services, tank wash facility services, logistics and other value-added services. We conduct a significant portion of our business through a network of company terminals, affiliates and independent owner-operators. Affiliates are independent companies, which enter into various term contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from us. Owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with owner-operators may be terminated by either party on short notice. We charge affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are normally paid a percentage of the revenues generated for each load hauled.

Our accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of consolidated financial position, results of operations and cash flows have been included. The year ended consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by U.S. GAAP. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2008, including the consolidated financial statements and accompanying notes.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.

New Accounting Pronouncements

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement significantly changes the financial accounting and reporting of business combination transactions, but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. The impact of adopting SFAS 141R will depend on the nature, terms and size of business combinations completed going forward.

On January 1, 2009, we adopted FASB SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 160 had an immaterial impact on our consolidated financial statements.

We adopted Emerging Issues Task Force Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), in conjunction with the adoption of SFAS 160. This standard is applicable for all noncontrolling interests where the Company is subject to equity classified securities that are redeemable or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer. A subsidiary of QDI has issued and outstanding preferred stock that is held by holders other than QDI and its other subsidiaries. The holders have the right to cause us to redeem their shares of preferred stock. The redemption value of the preferred stock held by these noncontrolling holders equals the fair value of $1.8 million at March 31, 2009 and is reflected in our consolidated balance Sheets as Redeemable noncontrolling interest.

On January 1, 2009, we adopted FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The adoption of FSP FAS 142-3 had no impact on our consolidated financial statements.

On January 1, 2009, we adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether unvested equity-based awards are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. The adoption of FSP EITF 03-6-1 had no impact on our consolidated financial statements.

In June 2008, the FASB Issued EITF No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits (“EITF No. 08-3”). EITF No. 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principle. The adoption of EITF No. 08-3 had no impact the Company’s financial condition, results of operations or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and significant concentrations of risk within plan assets. The disclosures required under FSP FAS 132(R)-1 become effective for us on December 31, 2009. As FSP FAS 132(R)-1 only requires enhanced disclosures, we have determined that the adoption of FSP FAS 132(R)-1 will not have an impact on our consolidated financial statements.

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

Acquisition of Business Assets

During the first quarter of 2009, we did not complete any acquisitions of businesses and affiliates. During 2008, we purchased two transportation companies and an affiliate for $2.1 million, in the aggregate, of which $1.4 million was paid in cash at closing and the remaining $0.7 million is payable over future periods. Of the total $2.1 million, we allocated $1.0 million to property and equipment, $0.9 million to goodwill, and $0.2 million to other intangible assets such as non-compete agreements.

Goodwill and Intangible Assets

Under SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying amount to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recorded to the extent the carrying amount of the goodwill or intangible assets within the reporting unit is greater than the implied fair value of goodwill.

We perform our impairment test annually during the second quarter with a measurement date of June 30th. No impairment was determined to have occurred as of June 30, 2008, since the calculated fair value exceeded the carrying amount.

Our goodwill assets as of March 31, 2009 and December 31, 2008, were $173.5 million.

Intangible assets at March 31, 2009 were as follows (in thousands):

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename	$9,800	$—	$9,800	Indefinite
Customer relationships	11,998	(1,277)	10,721	11
Non-compete agreements	3,053	(1,302)	1,751	2 – 4

	$24,851	$(2,579)	$22,272

Amortization expense for the three months ended March 31, 2009 and 2008 was $0.4 million and $0.4 million, respectively. Remaining intangible assets will be amortized to expense as follows (in thousands):

2009 remaining	$1,248
2010	1,615
2011	1,440
2012	1,229
2013 and after	6,940

Total	$12,472

2. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Net loss	$(302)	$(1,919)
Other comprehensive income (loss):
Amortization of prior service costs, net of tax	312	18
Foreign currency translation adjustments, net of tax	126	83

Comprehensive income (loss)	$136	$(1,818)

3. Loss Per Share

A reconciliation of the numerators and denominators of the basic and diluted loss per share computations is as follows (in thousands, except per share amounts):

Three months ended
	March 31, 2009			March 31, 2008
	Net loss (numerator)	Shares (denominator)	Per-share amount	Net loss (numerator)	Shares (denominator)	Per-share amount
Basic loss available to common shareholders:
Net loss	$(302)	19,215	$(0.02)	$(1,919)	19,064	$(0.10)

Effect of dilutive securities:
Stock options		—			—
Unvested restricted stock		—			—
Stock units		—			—

Diluted loss available to common shareholders:
Net loss	$(302)	19,215	$(0.02)	$(1,919)	19,064	$(0.10)

There is no effect of our stock options and restricted stock in the computation of diluted earnings per share for the three months ended March 31, 2009 and March 31, 2008 due to a net loss in both quarters.

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2009	2008
Stock options	1,699	3,013
Unvested restricted stock	216	188

4. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares, and stock units may be granted to employees, non-employee directors, consultants and advisors. As of March 31, 2009, we have two active stock-based compensation plans.

We recognize expense for stock-based compensation based upon estimated grant date fair value. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the awards’ vesting term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within “Compensation” on the Consolidated Statement of Operations. None of the stock-based compensation was capitalized during the first three months of 2009.

The fair value of options granted during the first three months of 2009 and 2008 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2009, expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted average assumptions:

	2009	2008
Risk free rate	1.57%	3.28%
Expected life	5 years	5 years
Volatility	78.7%	66.5%
Expected dividend	nil	nil

The following options and restricted shares were issued during the three months ended:

	Options Issued	Restricted Shares Issued
March 31, 2009	456,280	95,557

The following table summarizes stock-based compensation expense (in thousands):

	Three months ended March 31,
	2009	2008
Stock options	$93	$281
Restricted stock	63	141

	$156	$422

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of March 31, 2009 (in thousands):

		Remaining years
Stock options	$1,256	4
Restricted stock	390	4

	$1,646

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. No options were exercised during the three months ended March 31, 2009.

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

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Service cost	$51	$54
Interest cost	688	682
Amortization of prior service cost	23	23
Amortization of loss	288	88
Expected return on plan assets	(509)	(800)

Net periodic pension cost	$541	$47

We contributed $0.1 million to our pension plans during the three months ended March 31, 2009. We expect to contribute an additional $0.7 million during the remainder of 2009.

6. Restructuring

During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of approximately 130 non-driver positions and the consolidation or closure of underperforming company terminals. We continued our restructuring plan throughout 2008 which resulted in a restructuring charge of $5.3 million, of which the majority related to our trucking segment. Our restructuring plan is continuing in 2009, and in the first quarter we recorded a charge of $0.6 million related to employee termination benefits and other related exit activities. As of March 31, 2009, approximately $0.7 million was accrued related to the restructuring charges, which is expected to be paid through the remainder of 2009.

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

In the three months ended March 31, 2009, we had the following activity in our restructuring accruals:

	Balance at December 31, 2008	Additions	Payments	Reductions	Balance at March 31, 2009
Restructuring costs	$786	$600	$(725)	$—	$661

7. Segment Reporting

Reportable Segments

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Trucking, which consists of truckload transportation of bulk chemicals, and

•	Container Services, specifically ISO tank container transportation and depot services.

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

Summarized segment data and a reconciliation to loss before income taxes are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Operating revenues:
Trucking	$111,148	$167,481
Container Services	19,901	21,883
Other revenue	18,683	19,137

Total	149,732	208,501

Operating income:
Trucking	7,585	6,817
Container Services	3,289	2,007
Other operating income	951	1,325

Total segment operating income	11,825	10,149
Depreciation and amortization expense	5,335	4,896
Other expense (income)	497	(544)

Total	5,993	5,797

Interest expense	7,000	9,151
Interest income	(103)	(117)
Other (income) expense	(532)	10

Loss before income taxes	$(372)	(3,247)

Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three months ended March 31, 2009
	U. S.	International	Consolidated
Total operating revenues	$141,114	$8,618	$149,732
Operating income	5,217	776	5,993

	As of March 31, 2009
Long-term identifiable assets (1)	$157,218	$9,403	$166,621

	Three months ended March 31, 2008
	U. S.	International	Consolidated
Total operating revenues	$194,922	$13,579	$208,501
Operating income	4,196	1,601	5,797

	As of December 31, 2008
Long-term identifiable assets (1)	$164,068	$7,322	$171,390

(1)	Includes property and equipment and intangible assets.

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

At December 31, 2008, we had approximately $2.0 million of total gross unrecognized tax benefits. Of this total, $1.3 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in any future periods.

Included in the balance of gross unrecognized tax benefits at December 31, 2008, was $0.3 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of statue of limitations.

For the three months ended March 31, 2009, there was no material net change to our gross unrecognized tax benefits. Our total gross unrecognized tax benefit at March 31, 2009 was $2.0 million.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $1.3 million (net of federal tax benefit) accrued for interest and $0.5 million accrued for penalties at December 31, 2008. The total amount accrued for interest and penalties at March 31, 2009 was $1.8 million.

We are subject to the income tax jurisdictions of the U.S., Canada, and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2005, to international examinations for years before 2003 and with few exceptions, to state examinations before 2004.

9. Commitments and Contingencies

Environmental Matters

It is our policy to comply with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care ®, an American chemical industry initiative to enhance the industry’s responsible management of chemicals. We have obtained independent certification that our management system is in place and functions according to professional standards and we continue to evaluate and continuously improve our Responsible Care ® Management System performance.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be adversely affected by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of March 31, 2009 and December 31, 2008, we had reserves in the amount of $11.2 million and $10.9 million, respectively, for all environmental matters discussed below.

The balances presented include both long term and current environmental reserves. We expect these environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified on the Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 27 sites. At two of the 27 sites, we will be participating in the initial studies to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 21 of the 27 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At four of the 21 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated future expenditures for these off-site multi-party environmental matters to be in the range of $2.5 million to $3.8 million.

At six sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Four of these projects relate to operations conducted by Chemical Leaman Corporation and its subsidiaries (“CLC”) prior to our acquisition of and merger with CLC in 1998. These four sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; and (4) Scary Creek, West Virginia. The remaining two investigations and potential remediation were triggered by the New Jersey Industrial Site Remediation Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures for these four properties to be in the range of $8.7 million to $16.7 million.

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

The groundwater treatment remedy negotiated with USEPA calls for a treatment facility for in place treatment of groundwater contamination via in-situ treatment and a local discharge. Treatment facility construction was completed in early 2007. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is continuing. In regard to contaminated soils, we believe that USEPA is now in the process of finalizing a feasibility study for the limited areas that show contamination and warrant additional investigation or work. We have estimated expenditures to be in the range of $5.5 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP and USEPA in October 1995 obligating it to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a treatment facility with local discharge for groundwater treatment in the fourth quarter of 2007. Plant start-up issues are on-going. The agencies have approved a contaminated soils remedy, which requires both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction. The remedy expanded to include off-site shipment of contaminated soils. Soil treatment was completed in September 2007. Site sampling has been conducted and the results indicate that the soil clean-up objectives have not been fully achieved. Negotiations are on-going with USEPA over further remedial actions that may be needed at the site. We have estimated expenditures to be in the range of $1.0 million to $3.4 million.

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

We have estimated future expenditures for Scary Creek, Tonawanda and ISRA to be in the range of $2.2 million to $4.8 million.

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital (which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at March 31, 2009 and December 31, 2008 and condensed consolidating statements of operations for the three month periods ended March 31, 2009 and March 31, 2008 and the condensed consolidating statements of cash flows for each of the three month periods ended March 31, 2009 and March 31, 2008.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Consolidating Statements of Operations

Three Months Ended March 31, 2009

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$111,027	$—	$—	$111,027
Other service revenue	—	—	27,560	48	—	27,608
Fuel surcharge	—	—	11,097	—	—	11,097

Total operating revenues	—	—	149,684	48	—	149,732

Operating expenses:
Purchased transportation	—	—	81,891	—	—	81,891
Compensation	—	—	23,211	—	—	23,211
Fuel, supplies and maintenance	—	—	17,540	—	—	17,540
Depreciation and amortization	—	—	5,335	—	—	5,335
Selling and administrative	—	22	7,113	10		7,145
Insurance claims	—	—	4,044	5	—	4,049
Taxes and licenses	—	—	1,337	—	—	1,337
Communication and utilities	—	—	2,734	—	—	2,734
Gain on disposal of property and equipment	—	—	(103)	—	—	(103)
Restructuring costs	—	—	600	—	—	600

Operating (loss) income	—	(22)	5,982	33	—	5,993

Interest expense (income), non-related party, net	—	6,231	682	(16)	—	6,897
Interest (income) expense, related party, net	—	(6,231)	6,332	(101)	—	—
Gain on extinguishment of debt	—	(675)	—	—	—	(675)
Other expense	—	—	24	119	—	143

Income (loss) before income taxes	—	653	(1,056)	31	—	(372)
(Benefit from) provision for income taxes	—	—	(123)	53	—	(70)
Equity in loss of subsidiaries	(302)	(955)	—	—	1,257	—

Net loss	$(302)	$(302)	$(933)	$(22)	$1,257	$(302)

Consolidating Statements of Operations

Three Months Ended March 31, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$149,259	$—	$—	$149,259
Other service revenue	—	—	26,582	163	—	26,745
Fuel surcharge	—	—	32,497	—	—	32,497

Total operating revenues	—	—	208,338	163	—	208,501

Operating expenses:
Purchased transportation	—	—	119,972	—	—	119,972
Compensation	—	—	28,604	—	—	28,604
Fuel, supplies and maintenance	—	—	30,133	—	—	30,133
Depreciation and amortization	—	—	4,918	(22)	—	4,896
Selling and administrative	—	—	9,229	19		9,248
Insurance claims	—	—	5,551	11	—	5,562
Taxes and licenses	—	—	1,216	1	—	1,217
Communication and utilities	—	—	3,616	—	—	3,616
Gain on disposal of property and equipment	—	—	(544)	—	—	(544)

Operating income (loss)	—	—	5,643	154	—	5,797

Interest (income) expense, non-related party, net	(23)	8,628	452	(23)	—	9,034
Interest expense (income), related party, net	—	(1,565)	1,695	(130)	—	—
Other expense (income)	—	—	62	(52)	—	10

Income (loss) before income taxes	23	(7,063)	3,434	359	—	(3,247)
(Benefit from) provision for income taxes	—	—	(1,404)	76	—	(1,328)
Equity in (loss) earnings of subsidiaries	(1,942)	5,121	—	—	(3,179)	—

Net (loss) income	$(1,919)	$(1,942)	$4,838	$283	$(3,179)	$(1,919)

Consolidating Balance Sheet

March 31, 2009

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$5,006	$2,086	$—	$7,092
Accounts receivable, net	71	—	76,565	76	—	76,712
Prepaid expenses	—	71	11,851	10	—	11,932
Deferred tax asset, net	—	—	14,707	—	—	14,707
Other	154	—	7,793	79	—	8,026

Total current assets	225	71	115,922	2,251	—	118,469

Property and equipment, net	—	—	144,349	—	—	144,349
Goodwill	—	—	173,519	—	—	173,519
Intangibles, net	—	—	22,272	—	—	22,272
Investment in subsidiaries	29,264	632,846	21,234	—	(683,344)	—
Non-current deferred tax asset, net	1,007	—	21,647		—	22,654
Other assets	—	8,795	851	—	—	9,646

Total assets	$30,496	$641,712	$499,794	$2,251	$(683,344)	$490,909

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Current maturities of indebtedness	$—	$—	$3,446	$—	$—	$3,446
Current maturities of capital lease obligations	—	—	8,115	—	—	8,115
Accounts payable	—	—	15,105	—	—	15,105
Intercompany	(816)	293,473	(267,599)	(5,657)	(19,401)	—
Affiliates and independent owner-operators payable	—	—	11,155	—	—	11,155
Accrued expenses	—	5,285	17,777	13	—	23,075
Environmental liabilities	—	—	4,507	—	—	4,507
Accrued loss and damage claims	—	—	9,338	—	—	9,338
Income tax payable	—	—	—	—	—	—

Total current liabilities	(816)	298,758	(198,156)	(5,644)	(19,401)	74,741

Long-term indebtedness, less current maturities	—	313,690	10,440	—	—	324,130
Capital lease obligations, less current maturities	—	—	14,697	—	—	14,697
Environmental liabilities	—	—	6,738	—	—	6,738
Accrued loss and damage claims	—	—	12,336	—	—	12,336
Other non-current liabilities	—	—	24,328	794	—	25,122

Total liabilities	(816)	612,448	(129,617)	(4,850)	(19,401)	457,764

Redeemable noncontrolling interest	—	—	1,833	—	—	1,833

Shareholders’ equity (deficit):
Common Stock	363,101	354,963	493,866	7,629	(856,458)	363,101
Treasury stock	(1,580)	—	—	—	—	(1,580)
Accumulated (deficit) retained earnings	(114,336)	(110,062)	158,894	393	(49,225)	(114,336)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive income	(26,050)	(26,048)	(25,182)	(866)	52,096	(26,050)
Stock subscriptions receivable	(234)	—	—	—		(234)

Total shareholders’ equity (deficit)	31,312	29,264	627,578	7,101	(663,943)	31,312

Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$30,496	$641,712	$499,794	$2,251	$(683,344)	$490,909

Consolidating Balance Sheet

December 31, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$4,725	$2,062	$—	$6,787
Accounts receivable, net	71	—	81,470	71	—	81,612
Prepaid expenses	—	96	12,811	15	—	12,922
Deferred tax asset, net	—	—	14,707	—	—	14,707
Other	(9)	—	7,888	71	—	7,950

Total current assets	62	96	121,601	2,219	—	123,978

Property and equipment, net	—	—	148,692	—	—	148,692
Goodwill	—	—	173,519	—	—	173,519
Intangibles, net	—	—	22,698	—	—	22,698
Investment in subsidiaries	28,523	635,195	21,234	—	(684,952)	—
Non-current deferred tax asset, net	1,007	—	21,629		—	22,636
Other assets	—	9,496	1,084	—	—	10,580

Total assets	$29,592	$644,787	$510,457	$2,219	$(684,952)	$502,103

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Current maturities of indebtedness	$—	$2,500	$5,861	$—	$—	$8,361
Current maturities of capital lease obligations	—	—	7,994	—	—	7,994
Accounts payable	—	—	16,126	—	—	16,126
Intercompany	(1,428)	289,974	(261,748)	(5,564)	(21,234)	—
Affiliates and independent owner-operators payable	—	—	7,649	—	—	7,649
Accrued expenses	—	4,375	20,970	12	—	25,357
Environmental liabilities	—	—	4,819	—	—	4,819
Accrued loss and damage claims	—	—	8,705	—	—	8,705

Total current liabilities	(1,428)	296,849	(189,624)	(5,552)	(21,234)	79,011

Long-term indebtedness, less current maturities	—	319,415	10,994	—	—	330,409
Capital lease obligations, less current maturities	—	—	15,822	—	—	15,822
Environmental liabilities	—	—	6,035	—	—	6,035
Accrued loss and damage claims	—	—	12,815	—	—	12,815
Other non-current liabilities	—	—	24,383	775	—	25,158

Total liabilities	(1,428)	616,264	(119,575)	(4,777)	(21,234)	469,250

Redeemable noncontrolling interest	—	—	1,833	—	—	1,833

Shareholders’ equity (deficit):
Common Stock	362,945	354,963	493,866	7,629	(856,458)	362,945
Treasury stock	(1,580)	—	—	—	—	(1,580)
Accumulated (deficit) retained earnings	(114,034)	(110,364)	159,827	415	(49,878)	(114,034)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive income	(26,488)	(26,487)	(25,494)	(993)	52,974	(26,488)
Stock subscriptions receivable	(234)	—	—	—		(234)

Total shareholders’ equity (deficit)	31,020	28,523	628,199	6,996	(663,718)	31,020

Total liabilities, redeemable noncontrolling interest and shareholders’ equity(deficit)	$29,592	$644,787	$510,457	$2,219	$(684,952)	$502,103

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2009

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(302)	$(302)	$(933)	$(22)	$1,257	$(302)
Adjustments for non-cash charges	302	(5,894)	13,158	—	(1,257)	6,309
Net changes in assets and liabilities	(163)	1,636	6,109	65	—	7,647
Intercompany activity	163	4,560	(4,704)	(19)	—	—

Net cash provided by operating activities	—	—	13,630	24	—	13,654

Cash flows from investing activities:
Capital expenditures	—	—	(1,758)	—	—	(1,758)
Proceeds from sales of property and equipment	—	—	2,166	—	—	2,166

Net cash provided by investing activities	—	—	408	—	—	408

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments on long-term debt and capital lease obligations	—	(2,825)	(3,678)	—	—	(6,503)
Proceeds from revolver	—	8,000	—	—	—	8,000
Payments on revolver	—	(13,000)	—	—	—	(13,000)
Other	—	(36)	(2,212)	—	—	(2,248)
Intercompany activity	—	7,861	(7,861)	—	—	—

Net cash used in financing activities	—	—	(13,751)	—	—	(13,751)

Effect of exchange rate changes on cash	—	—	(6)	—	—	(6)

Net increase in cash and cash equivalents	—	—	281	24	—	305
Cash and cash equivalents, beginning of period	—	—	4,725	2,062	—	6,787

Cash and cash equivalents, end of period	$—	$—	$5,006	$2,086	$—	$7,092

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,919)	$(1,942)	$4,838	$283	$(3,179)	$(1,919)
Adjustments for non-cash charges	1,919	(528)	343	(152)	3,179	4,761
Net changes in assets and liabilities	(23)	3,753	(10,017)	540	—	(5,747)
Intercompany activity	23	(1,283)	1,820	(560)	—	—

Net cash (used in) provided by operating activities	—	—	(3,016)	111	—	(2,905)

Cash flows from investing activities:
Capital expenditures	—	—	(5,306)	—	—	(5,306)
Acquisition of businesses and assets	—	—	(1,319)	—	—	(1,319)
Proceeds from sales of property and equipment	—	—	2,556	(22)	—	2,534

Net cash (used in) provided by investing activities	—	—	(4,069)	(22)	—	(4,091)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	—	1,049	—	—	1,049
Principal payments of long-term debt and capital lease obligations	—	—	(894)	—	—	(894)
Proceeds from revolver	—	28,900	—	—	—	28,900
Payments on revolver	—	(28,830)	—	—	—	(28,830)
Deferred financing fees	—	(187)	—	—	—	(187)
Other	—	(36)	(12)	—	—	(48)
Intercompany activity	—	153	(153)	—	—	—

Net cash (used in) provided by financing activities	—	—	(10)	—	—	(10)

Effect of exchange rate changes on cash	—	—	(10)	—	—	(10)

Net (decrease) increase in cash and cash equivalents	—	—	(7,105)	89	—	(7,016)
Cash and cash equivalents, beginning of period	—	—	7,339	2,372	—	9,711

Cash and cash equivalents, end of period	$—	$—	$234	$2,461	$—	$2,695

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward-Looking Statements and Certain Considerations” contained in the Introduction to this Item 2.

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

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, the number of miles driven per load, our market share, and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many other industries and end use markets, including consumer and industrial products, paints and coatings, paper and packaging, agriculture and food products, and tends to vary with changing economic conditions. Economic conditions and differences among the laws and currencies of nations may impact the volume of shipments imported into the United States. Additionally, we provide leasing, tank cleaning, logistics and transloading services.

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

•	Reliance on affiliates and independent owner-operators creates an asset-light business model that generally reduces our capital investment.

In 2009, we began consolidating certain company-operated terminals, and transitioning other company-operated terminals to affiliates. We expect these actions to continue throughout 2009. and to result in a larger portion of our revenue being generated by affiliates. We believe these actions will reduce certain fixed costs and provide a more variable cost structure in our weakened economy.

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

Our wholly-owned subsidiary, Boasso, is the leading provider of International Organization for Standardization, or ISO, tank container transportation and depot services in North America and was acquired by us in December 2007. The proliferation of global import/export of bulk liquid chemicals has driven the movement of basic manufacturing out of the United States and has resulted in an increase in chemical plant infrastructure to service these off-shore industries. The ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products. Driven by globalization, the ISO tank container market is a growing sector of the overall liquid bulk chemical transportation sector.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. We believe the following are the more critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual future experience may differ from these estimates.

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

We project both aggregate U.S. pre-tax income as well as aggregate U.S. taxable income for the years 2009 through 2013 sufficient to absorb $83.0 million of the $98.0 million existing net operating loss carryforwards. At December 31, 2008 we had an estimated $98.0 million in federal net operating loss carryforwards, $2.3 million in alternative minimum tax credit carryforwards and $2.9 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2027, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. We do not have a history of net operating loss or tax credit carryforwards expiring unused; however, we have determined based on the weight of available evidence that it is more likely than not that some portion of our $2.9 million foreign tax credits may not be realized. As a result we have established a valuation allowance of $1.8 million against our foreign tax credit deferred tax asset.

We continue to believe it is more likely than not that the net deferred tax assets will be realized because we are projecting positive future taxable income through 2013 sufficient to absorb $83.0 million of the $98.0 million existing net operating loss carryforwards. We will continue to review our forecast quarterly in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense.

Uncertain Income Tax Positions—We account for FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109” (“FIN 48”), using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement would result in recognition of a tax benefit and or an additional charge to the tax provision.

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

Stock compensation plans—Stock compensation is determined by the assumptions required under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $0.2 million for the three months ended March 31, 2009 and was $0.4 million for the three months ended March 31, 2008. As of March 31, 2009, there was approximately $1.6 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost is approximately four years. For further discussion on stock-based compensation, see Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this report.

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

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. At December 31, 2008, our projected benefit obligation (“PBO”) was $45.6 million. Our projected 2009 net periodic pension expense is $2.2 million. A 1.0% decrease in our assumed discount rate would increase our PBO to $50.3 million and increase our 2009 net periodic pension expense less than $0.1 million. A 1.0% increase in our assumed discount rate would decrease our PBO to $41.8 million and decrease our 2009 net periodic pension expense to $2.1 million. A 1.0% decrease in our assumed rate of return would not change our PBO but would increase our 2009 net periodic pension expense to $2.4 million. A 1.0% increase in our assumed rate of return would not change our PBO but would decrease our 2009 net periodic pension expense to $1.9 million.

Restructuring—We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We have made estimates of the costs to be incurred as part of our restructuring plan. During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of non-driver positions and the consolidation or closure of underperforming company terminals. We continued our plan of restructure throughout 2008 which resulted in a restructuring charge of $5.3 million of which the majority related to our trucking segment. The total restructuring charge for 2008 represents $2.0 million of severance costs, $0.6 million in contract termination costs and $2.7 million related to other exit costs. Our restructuring plan is continuing in 2009, and in the first quarter we recorded a charge of $0.6 million related to employee termination benefits and other related exit activities. As of March 31, 2009, approximately $0.7 million was accrued related to the restructuring charges, which is expected to be paid during the remainder of 2009.

New Accounting Pronouncements

Refer to Note 1, “Significant Accounting Policies—New Accounting Pronouncements and Adoption of Statement of Financial Accounting Standards No. 157 and No. 159,” in the Notes to Consolidated Financial Statements for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
OPERATING REVENUES:
Transportation	74.2%	71.6%
Other service revenue	18.4%	12.8%
Fuel surcharge	7.4%	15.6%

Total operating revenues	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	54.7%	57.5%
Compensation	15.5%	13.7%
Fuel, supplies and maintenance	11.7%	14.5%
Depreciation and amortization	3.6%	2.3%
Selling and administrative	4.8%	4.4%
Insurance claims	2.7%	2.7%
Taxes and licenses	0.9%	0.6%
Communication and utilities	1.8%	1.7%
Gain on disposal of property and equipment	-0.1%	-0.3%
Restructuring costs	0.4%	0.0%

Total operating expenses	96.0%	97.1%

Operating income	4.0%	2.9%

Interest expense	4.7%	4.4%
Interest income	-0.1%	-0.1%
Gain on extinguishment of debt	-0.5%	0.0%
Other expense	0.1%	0.0%

Loss before income taxes	-0.2%	-1.4%
Benefit from income taxes	0.1%	-0.5%

Net loss	-0.1%	-0.9%

The following table shows the approximate number of terminals, drivers, tractors and trailers, that we managed (including affiliates and owner-operators) as of March 31:

	2009	2008
Terminals (1)	144	168
Drivers	2,863	3,435
Tractors	3,077	3,841
Trailers	7,098	7,663

(1)	excludes transload facilities

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

For the quarter ended March 31, 2009, total revenues were $149.7 million, a decrease of $58.8 million, or 28.2%, from revenues of $208.5 million for the same period in 2008. Transportation revenue decreased by $38.2 million, or 25.6%, primarily due to a decrease in linehaul revenue due to a general weakening of the economy. We had a 26.6% decrease in the total number of miles driven and a 27.6% decrease in loads from the prior-year quarter.

Other service revenue increased $0.9 million, or 3.2%. This increase was primarily due to a $1.4 million increase in container service revenues generated from expanded terminal operations offset by reductions in tank wash revenue of $0.5 million. Fuel surcharge revenue decreased $21.4 million, or 65.9%, due to the decrease in linehaul revenue and the reduction in fuel prices

Purchased transportation decreased by $38.1 million, or 31.7%, due primarily to the decrease in linehaul revenue, miles driven and loads. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 67.1% for the current quarter versus 66.0% for the prior-year quarter due primarily to the conversion of certain company-operated terminals to affiliate terminals. Our affiliates generated 59.1% of our transportation revenue and fuel surcharge revenue for the three months ended March 31, 2009 compared to 50.3% for the comparable prior year period. We pay our affiliates a greater percentage of transportation revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. During the 2009 and 2008 quarters, we paid our affiliates approximately 85% of the transportation revenue while we typically paid Company owner-operators approximately 65% of the invoiced linehaul amount.

In 2009, we began consolidating certain company-operated terminals, and transitioning other company operated terminals to affiliates. We expect these actions to continue throughout 2009, and to result in a larger portion of our revenue being generated by affiliates. We believe these actions will reduce certain fixed costs and provide a more variable cost structure in our weakened economy.

Compensation expense decreased $5.4 million, or 18.9%, primarily due to $5.9 million of reduced expense from corporate headcount reductions, terminal consolidations, and conversions of company-operated terminals to affiliate terminals offset by a $0.5 million increase in pension expense.

Fuel, supplies and maintenance decreased $12.6 million, or 41.8%, due to lower fuel costs of $4.8 million, lower repairs and maintenance expense of $3.5 million and lower equipment rent expense of $1.9 million due to the shift of revenue from company-operated terminals to affiliates.

Depreciation and amortization expense increased $0.4 million, or 9.0%, due to increased depreciation from newly acquired property and equipment.

Selling and administrative expenses decreased by $2.1 million, or 22.7%, primarily due to a $0.8 million reduction in building rent expense for closed or converted terminals. In addition, we had a decrease of $0.4 million in professional fees and $0.5 million in travel related costs offset by an increase of $0.5 million in bad debt expense.

Insurance expense decreased by $1.5 million, or 27.2%, due primarily to a reduction in the number and severity of accidents in the current-year quarter.

We generated a gain on disposal of assets of $0.1 million for the quarter ended March 31, 2009 as compared to a gain of $0.5 million in the comparable prior-year period. The gain in the 2009 quarter resulted primarily from the sale of equipment. In the prior year, the gain resulted primarily from the sale of land not used in our business.

In the first quarter of 2009, we incurred additional restructuring costs of $0.6 million primarily due to the continuation of our restructuring plan which began during the second quarter of 2008. These costs consisted of employee termination benefits and other related exit activities.

For the quarter ended March 31, 2009, operating income totaled $6.0 million, an increase of $0.2 million or 3.4%, compared to $5.8 million for the same period in 2008. The operating margin for the quarter ended March 31, 2009, was 4.0% compared to 2.8% for the same period in 2008 as a result of the above-mentioned items.

Interest expense decreased by $2.2 million, or 23.5%, in the quarter ended March 31, 2009 compared to the same period in 2008, primarily due to the decrease in interest rates on our revolving credit facility and 2012 Notes. In addition, the outstanding principal amount of our 9% Notes was lower due to our note repurchases during 2009 and 2008 and the outstanding balance on our revolving credit facility was lower.

Gain on debt extinguishment of $0.7 million resulted from the repurchase of $1.0 million of our 9% Notes.

The benefit from income taxes was $0.1 million for the quarter ended March 31, 2009 compared to $1.3 million for the same period in 2008. The effective tax rates for the three months ended March 31, 2009 and 2008 were approximately 18.8% and 40.9%, respectively.

For the quarter ended March 31, 2009, our net loss was $0.3 million, compared to net loss of $1.9 million for the same period last year.

Segment Operating Results

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Trucking, which consists of truckload transportation of bulk chemicals, and

•	Container Services, specifically International Organization for Standardization, or ISO tank container transportation and depot services.

Segment revenues and operating income include the allocation of fuel surcharge to the tracking segment. The operating income reported in our segments excludes amounts reported in Other operating income, such as gains and losses on disposal of property and equipment, restructuring costs, corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. Included in Other revenues are revenues from our tank wash services and other value-added services. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment operating results are as follows (in thousands):

	Three months ended March 31,				Change
	2009	% of Total	2008	% of Total	$	%
Operating revenues:
Trucking	$111,148	74.2%	$167,481	80.3%	(56,333)	(33.6)%
Container Services	19,901	13.3%	21,883	10.5%	(1,982)	(9.1)%
Other revenue	18,683	12.5%	19,137	9.2%	(454)	(2.4)%

Total	$149,732	100.0%	$208,501	100.0%

Operating income:
Trucking	$7,585	64.1%	$6,817	67.2%	768	11.3%
Container Services	3,289	27.8%	2,007	19.8%	1,282	63.9%
Other operating income	951	8.1%	1,325	13.0%	(374)	(28.2)%

Total	$11,825	100.0%	$10,149	100.0%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Operating revenue:

Trucking – revenues decreased $56.3 million, or 33.6%, for the quarter ended March 31, 2009 compared to the same period for 2008 due to a decrease of $20.1 million of fuel surcharge and a decrease of $36.2 in linehaul revenue.

Container Services – revenues decreased $2.0 million, or 9.1%, for the quarter ended March 31, 2009 compared to the same period for 2008 due to a decrease in fuel surcharge.

Other revenue – revenues decreased $0.5 million, or 2.4%, for the quarter ended March 31, 2009 compared to the same period for 2008 due primarily to a decrease in our tank wash revenue.

Operating income:

Trucking – operating income increased $0.8 million, or 11.3%, for the quarter ended March 31, 2009 compared to the same period for 2008 due to cost savings initiatives and reduced claims and insurance expense.

Container Services—operating income increased $1.3 million, or 63.9%, for the quarter ended March 31, 2009 compared to the same period for 2008 due to expanded terminal operations.

Other operating income - operating income decreased $0.4 million, or 28.2%, for the quarter ended March 31, 2009 compared to the same period for 2008, primarily due to reduced tank wash revenue.

Liquidity and Capital Resources

We believe that our liquidity, asset-light business model, and streamlined operations will enable us to weather a continued economic downturn. Although miles driven were lower than the prior year period, we still generated positive cash flow from operations during the first quarter of 2009. We reduced the aggregate principal amount of our long-term debt and capital lease obligations (including current maturities) by $12.2 million during the quarter ended March 31, 2009. Additionally, at March 31, 2009, we had $43.0 million of borrowing availability under our asset-based loan facility (the “ABL Facility”).

The following summarizes our cash flows for the three months ended March 31, 2009 and 2008 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements (in thousands):

	Three months ended March 31,
	2009	2008
Net cash provided by (used in) operating activities	$13,654	$(2,905)
Net cash provided by (used in) investing activities	408	(4,091)
Net cash used in financing activities	(13,751)	(10)
Effect of exchange rate changes on cash	(6)	(10)

Net increase (decrease) in cash and cash equivalents	305	(7,016)
Cash and cash equivalents at beginning of period	6,787	9,711

Cash and cash equivalents at end of period	$7,092	$2,695

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

There is a trading market for the 9% Notes and the 2012 Notes although they are not listed on any exchange. During the first quarter of 2009 and fourth quarter of 2008, we repurchased $25.2 million in aggregate principal amount of the 9% Notes for an aggregate purchase price of $8.0 million. We believe that these purchases at a substantial discount to their principal amount are a good investment for us because the prices are substantially less than the amount that we would owe for the repurchased notes upon maturity, and we had adequate liquidity for such purchases. We may from time to time repurchase or redeem additional amounts of our outstanding securities. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

Net cash provided by operating activities was $13.7 million for the three month period ended March 31, 2009 compared to $2.9 million used in the comparable 2008 period. The $16.6 million increase in cash provided by operating activities was due in part to the increased collections of outstanding accounts receivable and fewer loss and damage claims paid in the current quarter.

Net cash provided by investing activities totaled $0.4 million for the three month period ended March 31, 2009 compared to $4.1 million used in the comparable 2008 period. The $4.5 million change resulted from a decrease in capital expenditures and business assets purchased in 2009.

Net cash used in financing activities was $13.8 million during the three month period ended March 31, 2009, compared to less than $0.1 million used in the comparable 2008 period. The cash was utilized to repay $5.0 million of borrowings under our ABL Facility, to pay down debt and capital lease obligations, and repurchase $1.0 million in principal amount of our 9% Notes. In the 2008 period, cash was received and used to purchase equipment and to pay down debt and capital lease obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at March 31, 2009 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2009	Years 2010 & 2011	Years 2012 & 2013	Year 2014 and after
Operating leases (1)	$63,868	$14,170	$28,444	$12,497	$8,757
Total indebtedness (2)	330,647	2,893	104,340	221,335	2,079
Capital leases	22,812	6,289	9,385	6,743	395
Interest on indebtedness (3)	55,391	16,298	32,687	6,127	279

Total	$472,718	$39,650	$174,856	$246,702	$11,510

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases.
(2)	Includes an unamortized original issue discount of $3.1 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of March 31, 2009 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of March 31, 2009 will remain in effect until maturity.

Other Liabilities and Obligations

We have $11.2 million of environmental liabilities, $18.8 million of pension plan obligations and $21.7 million of other insurance claim obligations. We expect to pay these various obligations over the next ten years. We also have $47.7 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of March 31, 2009 for our insurance administrator totaled $40.1 million. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letters of credit. As of March 31, 2009, our FIN 48 liability is $2.0 million and represents total gross unrecognized tax benefits that may be paid in future periods. In addition, we have accrued $1.8 million of interest and penalties that may be paid in future periods.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Capital lease obligations	$22,812	$23,816
ABL Facility	82,000	87,000
Senior Floating Rate Notes due 2012	135,000	135,000
9% Senior Subordinated Notes due 2010	99,761	100,761
Boasso Note	—	2,500
Other Notes	13,886	16,855

Long-term debt, including current maturities	353,459	365,932
Discount on Senior Floating Rate Notes	(3,071)	(3,346)

	350,388	362,586
Less current maturities of long-term debt (including capital lease obligations)	(11,561)	(16,355)

Long-term debt, less current maturities	$338,827	$346,231

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

The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit, which are allocated pro rata between the two tranches based on the then-current borrowing base for each tranche (or, if the credit extensions under the fixed asset tranche are repaid and the commitments there under are terminated prior to the termination of the ABL Facility, to the current asset tranche), and up to $10.0 million for swingline borrowings on same-day notice, which are allocated under the current asset tranche. The proceeds of the ABL Facility were used, together with the proceeds from an additional private offering of $50 million of Senior Floating Rate Notes (described below under “Senior Floating Rate Notes”), to repay a portion of our previous credit facility and to finance a portion of the Boasso acquisition. The ABL Facility contains a fixed charge coverage ratio of 1.0 to 1.0 which only needs to be met if borrowing availability is less than $20 million. At March 31, 2009, we had $43.0 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin for borrowings under the current asset tranche at March 31, 2009 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at March 31, 2009 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate for the ABL Facility is the higher of the prime rate and the federal funds overnight rate plus 0.50%. We are also required to pay a fee for utilized commitments under the ABL Facility at a rate equal to 0.25% per annum. The ABL Facility is required to be prepaid only to the extent that the aggregate amount of outstanding borrowings, unreimbursed letter of credit drawings and undrawn letters of credit under the relevant tranche exceeds the lesser of the applicable commitments and the applicable borrowing base in effect at such time for such tranche. The borrowing base for the current asset tranche consists of eligible accounts receivable, eligible inventory and eligible truck and trailer fleet, and the borrowing base for the fixed asset tranche consists of eligible real property and certain eligible equipment. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at March 31, 2009 and 2008 was 2.6% and 4.6%, respectively.

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

Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. On December 18, 2007, we consummated a private offering of $50 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 93% of the face value of the notes (combined “the 2012 Notes”). The 2012 Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds of the $85 million offering were used to repay approximately $70 million of a previous term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of previous outstanding Series B Notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our previous credit facility. The previous credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The net proceeds of the $50 million offering were used to repay a portion of our previous credit facility and to finance a portion of the Boasso acquisition. The interest rate on the $135 million of 2012 Notes at March 31, 2009 and 2008 was 5.6% and 8.8%, respectively.

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

Through March 31, 2009, we have repurchased $25.2 million in principal amount of 9% Notes. The repurchase of these 9% Notes for approximately $8.0 million plus accrued interest of $0.2 million resulted in a pre-tax gain on extinguishment of debt of $0.7 million in the first quarter of 2009 and $16.5 million in the fourth quarter of 2008.

We incurred $5.5 million in debt issuance costs relating to the issuance of the 9% Notes. During 2009 and 2008, we wrote-off approximately $0.3 million in debt issuance costs relating to the repurchase of the 9% Notes. We are amortizing the remaining costs over the remaining term of the 9% Notes.

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

Boasso Note

Included in our aggregate purchase price for Boasso was a $2.5 million 7% promissory note with a maturity on December 18, 2009 for the benefit of a former Boasso shareholder. The shareholder had the right to demand payment on December 18, 2008, or convert the note into shares of our common stock following the first anniversary of the acquisition at the election of the holder at a price of $4.47 per share (the closing price of the shares reported on NASDAQ on the day before the acquisition). The holder of the note exercised his right to demand payment on December 18, 2008, and received payment of cash in full including unpaid interest in January 2009.

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

QD LLC, has the ability to incur additional debt, subject to limitations imposed by the indentures governing the 9% Notes and the 2012 Notes. Under the indentures governing the 9% Notes and 2012 Notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.00 to 1.0 or less. As of March 31, 2009, we were in compliance with this covenant.

We are in compliance with all covenants in our indebtedness at March 31, 2009.

Debt Retirement

The following is a schedule of our indebtedness at March 31, 2009 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2009	2010	2011	2012	2013 and after	Total
Capital lease obligations	$6,289	$5,092	$4,293	$5,575	$1,563	$22,812
ABL Facility (1)	—	—	—	—	82,000	82,000
9% Senior Subordinated Notes, due 2010	—	99,761	—	—	—	99,761
Senior Floating Rate Notes, due 2012 (2)	—	—	—	135,000	—	135,000
Other Notes	2,893	2,268	2,311	2,104	4,310	13,886

Total	$9,182	$107,121	$6,604	$142,679	$87,873	$353,459

(1)	The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.
(2)	Amounts do not include the remaining unamortized original issue discount of $3.1 million relating to the 2012 Notes.

The following is a schedule of our debt issuance costs at March 31, 2009 (in thousands):

	Issuance Costs	Accumulated Amortization	Balance
ABL Facility	$6,862	$(1,622)	$5,240
9% Senior Subordinated Notes, due 2010	5,213	(4,221)	992
Senior Floating Rate Notes, due 2012	4,796	(2,233)	2,563

Total	$16,871	$(8,076)	$8,795

Amortization expense of deferred issuance costs was $0.7 million for the three months ending March 31, 2009 and 2008, respectively. We are amortizing these costs over the term of the debt instruments.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. These factors include:

•	general economic conditions,

•	turmoil in the credit and capital markets,

•	the availability of diesel fuel,

•	adverse weather conditions,

•	competitive rate fluctuations,

•	our substantial leverage and restrictions contained in our debt arrangements and interest rate fluctuations in our floating rate indebtedness,

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

ADDITIONAL INFORMATION AVAILABLE ON COMPANY WEBSITE

Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports may be viewed or downloaded electronically or as paper copies from our website: www.qualitydistribution.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our recent press releases are also available to be viewed or downloaded electronically at www.qualitydistribution.com. We will also provide electronic or paper copies of our SEC filings free of charge on request. We regularly post or otherwise make available information on the Investor Relations section of our website that may be important to investors. Any information on or linked from our website is not incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the three months ended March 31, 2009, we did not hold derivative instruments or engage in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under the ABL Facility and the 2012 Notes. With regard to the ABL Facility at QD LLC’s option, the applicable margin for borrowings under the current asset tranche at March 31, 2009 is 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at March 31, 2009 is 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate under the ABL Facility is equal to the higher of the prime rate and the federal funds overnight rate plus 0.50%. The base rate for our 2012 Notes is LIBOR plus 4.50%.

	Balance at March 31, 2009 ($ in 000s)	Interest Rate at March 31, 2009	Effect of 1% Increase ($ in 000s)
ABL Facility	$82,000	2.64%	$820
Senior Floating Rate Notes - $135M	135,000	5.59%	1,350

Total	$217,000		$2,170

At March 31, 2009, a 1% point increase in the current per annum interest rate for each would result in $2.2 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of March 31, 2009. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in U.S. dollars; and

•	the value of the net assets of our international operations reported in U.S. dollars.

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 5.8% of our consolidated revenue for the three months ended March 31, 2009 and 6.5% of our consolidated revenue for the three months ended March 31, 2008. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the U.S. dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the three months ended March 31, 2009 were negatively impacted by a $2.0 million foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first three months of 2009 related to the Canadian dollar versus the U.S. dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.1 million for the three months ended March 31, 2009, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the U.S. dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at March 31, 2009, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the three months ended March 31, 2009 and 2008, a majority of fuel costs were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of March 31, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

Other than reported in “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2008, “Note 18. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 9. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A — Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company.

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

QUALITY DISTRIBUTION, INC.

May 8, 2009	/s/ Gary R. Enzor
GARY R. ENZOR,
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

May 8, 2009	/s/ Stephen R. Attwood
STEPHEN R. ATTWOOD,
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)