Form 10-Q
period 2009-06-30
QUALITY DISTRIBUTION INC
filed 2009-08-07
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 3, 2009, the registrant had 19,651,761 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited - in 000’s, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

OPERATING REVENUES:
Transportation	$112,083	$151,765	$223,110	$301,024
Other service revenue	25,840	26,677	53,448	53,422
Fuel surcharge	11,863	45,520	22,960	78,017

Total operating revenues	149,786	223,962	299,518	432,463

OPERATING EXPENSES:
Purchased transportation	88,985	131,606	170,876	251,578
Compensation	19,540	27,395	42,751	55,999
Fuel, supplies and maintenance	15,922	33,035	33,462	63,168
Depreciation and amortization	5,304	5,332	10,639	10,228
Selling and administrative	6,877	8,568	14,022	17,816
Insurance claims	3,946	2,865	7,995	8,427
Taxes and licenses	736	1,242	2,073	2,459
Communication and utilities	2,074	3,389	4,808	7,005
Gain on disposal of property and equipment	(162)	(1,421)	(265)	(1,965)
Impairment charge	148,630	—	148,630	—
Restructuring costs	1,165	2,375	1,765	2,375

Total operating expenses	293,017	214,386	436,756	417,090

Operating (loss) income	(143,231)	9,576	(137,238)	15,373
Interest expense	6,518	8,640	13,518	17,791
Interest income	(83)	(88)	(186)	(205)
Gain on extinguishment of debt	—	—	(675)	—
Other (income) expense	(419)	146	(276)	156

(Loss) income before income taxes	(149,247)	878	(149,619)	(2,369)
Provision for (benefit from) income taxes	36,980	526	36,910	(802)

Net (loss) income	$(186,227)	$352	$(186,529)	$(1,567)

PER SHARE DATA:
Net (loss) income per common share
Basic	$(9.58)	$0.02	$(9.65)	$(0.08)

Diluted	$(9.58)	$0.02	$(9.65)	$(0.08)

Weighted-average number of shares
Basic	19,441	19,375	19,331	19,372

Diluted	19,441	19,519	19,331	19,372

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In 000’s)

Unaudited

	June 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$2,934	$6,787
Accounts receivable, net	75,584	81,612
Prepaid expenses	7,320	12,922
Deferred tax asset, net	6,770	14,707
Other	6,757	7,950

Total current assets	99,365	123,978
Property and equipment, net	140,615	148,692
Goodwill	27,289	173,519
Intangibles, net	19,466	22,698
Non-current deferred tax asset, net	—	22,636
Other assets	8,950	10,580

Total assets	$295,685	$502,103

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$2,754	$8,361
Current maturities of capital lease obligations	7,179	7,994
Accounts payable	9,833	16,126
Affiliates and independent owner-operators payable	12,276	7,649
Accrued expenses	20,896	25,357
Environmental liabilities	4,728	4,819
Accrued loss and damage claims	9,311	8,705

Total current liabilities	66,977	79,011

Long-term indebtedness, less current maturities	318,343	330,409
Capital lease obligations, less current maturities	13,678	15,822
Environmental liabilities	6,333	6,035
Accrued loss and damage claims	12,138	12,815
Other non-current liabilities	30,951	25,158

Total liabilities	448,420	469,250

Commitments and contingencies - Note 10
Redeemable noncontrolling interest	1,833	1,833

SHAREHOLDERS’ (DEFICIT) EQUITY

Common stock, no par value; 29,000 shares authorized; 19,857 issued and 19,652 outstanding at June 30, 2009 and 19,754 issued and 19,549 outstanding at December 31, 2008, respectively	363,257	362,945

Treasury stock, 205 shares at June 30, 2009 and December 31, 2008	(1,580)	(1,580)
Accumulated deficit	(300,563)	(114,034)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(25,859)	(26,488)
Stock subscriptions receivable	(234)	(234)

Total shareholders’ (deficit) equity	(154,568)	31,020

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$295,685	$502,103

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Six Months Ended June 30, 2009 and 2008

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Subscription Receivables	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2007	19,334	(158)	$361,617	$(1,564)	$(126,146)	$(189,589)	$(16,748)	$(270)	$27,300
Net loss	—	—	—	—	(1,567)	—	—	—	(1,567)
Issuance of restricted stock	398	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(45)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	115	—	—	—	—	—	115
Amortization of non-employee options	—	—	62	—	—	—	—	—	62
Amortization of stock options	—	—	549	—	—	—	—	—	549
Acquisition of treasury stock	—	(1)	—	(16)	—	—	—	16	—
Amortization of prior service costs, net of tax provision	—	—	—	—	—	—	129	—	129
Translation adjustment, net of tax provision	—	—	—	—	—	—	60	—	60

Balance, June 30, 2008	19,732	(204)	$362,343	$(1,580)	$(127,713)	$(189,589)	$(16,559)	$(254)	$26,648

Balance, December 31, 2008	19,754	(205)	$362,945	$(1,580)	$(114,034)	$(189,589)	$(26,488)	$(234)	$31,020
Net loss	—	—	—	—	(186,529)	—	—	—	(186,529)
Issuance of restricted stock	103	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	106	—	—	—	—	—	106
Amortization of stock options	—	—	206	—	—	—	—	—	206
Amortization of prior service costs and losses, net of tax	—	—	—	—	—	—	624	—	624
Translation adjustment, net of tax	—	—	—	—	—	—	5	—	5

Balance, June 30, 2009	19,857	(205)	$363,257	$(1,580)	$(300,563)	$(189,589)	$(25,859)	$(234)	$(154,568)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - In 000’s)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(186,529)	$(1,567)
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Deferred income tax benefit	(5,190)	(892)
Depreciation and amortization	10,639	10,228
Bad debt expense	930	331
Gain on disposal of property and equipment	(265)	(1,965)
Impairment charge	148,630	—
Gain on extinguishment of long-term debt	(675)	—
Stock-based compensation	312	726
Amortization of deferred financing costs	1,422	1,470
Amortization of bond discount	550	550
Redeemable noncontrolling interest dividends	72	72
Provision for deferred tax asset valuation allowance	42,534	—
Changes in assets and liabilities:
Accounts and other receivables	5,073	(11,225)
Prepaid expenses	4,434	353
Other assets	1,819	1,344
Accounts payable	(1,254)	(2,002)
Accrued expenses	(4,460)	1,692
Environmental liabilities	206	(1,541)
Accrued loss and damage claims	(71)	(10,792)
Affiliates and independent owner-operators payable	4,627	4,300
Other liabilities	110	(1,366)
Current income taxes	(416)	(1,268)

Net cash provided by (used in) operating activities	22,498	(11,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,706)	(12,884)
Acquisition of businesses and assets	—	(1,395)
Boasso purchase adjustment	—	1,318
Proceeds from sales of property and equipment	5,095	3,332

Net cash used in investing activities	(611)	(9,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	1,731
Principal payments on long-term debt	(5,880)	(2,153)
Principal payments on capital lease obligations	(3,815)	(948)
Proceeds from revolver	20,000	74,100
Payments on revolver	(30,500)	(56,830)
Payments on acquisition notes	(464)	(439)
Deferred financing costs	—	(528)
Change in book overdraft	(5,025)	(666)
Redeemable noncontrolling interest dividends	(72)	(72)

Net cash (used in) provided by financing activities	(25,756)	14,195

Effect of exchange rate changes on cash	16	(7)

Net decrease in cash and cash equivalents	(3,853)	(6,993)
Cash and cash equivalents, beginning of period	6,787	9,711

Cash and cash equivalents, end of period	$2,934	$2,718

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$12,620	$15,566

Income Taxes	686	1,631

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

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 eliminates FASB Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective for our fiscal year beginning January 1, 2010. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective for our fiscal year beginning January 1, 2010. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 in the second quarter of 2009. We evaluated subsequent events after the balance sheet date of June 30, 2009 through the date of issuance, August 7, 2009.

On April 9, 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 111 (“SAB 111”) to amend Topic 5.M., Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the SEC staff’s previous views related to equity securities; however debt securities are excluded from its scope. SAB 111 provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. SAB 111 was effective upon issuance and had no impact on our consolidated financial statements.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (“OTTI”) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods.

The three FASB staff positions are effective for periods ending after June 15, 2009 in which case all three must be adopted. We adopted the FASB staff positions for the quarter ended June 30, 2009, which did not have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)”). FSP 141(R) requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of FSP 141(R) if and when a future acquisition occurs.

On January 1, 2009, we adopted FASB SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement significantly changes the financial accounting and reporting of business combination transactions, but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. The impact of adopting SFAS 141R will depend on the nature, terms and size of business combinations completed going forward.

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

We adopted Emerging Issues Task Force Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”), in conjunction with the adoption of SFAS 160. This standard is applicable for all noncontrolling interests where the Company is subject to equity classified securities that are redeemable or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer. A subsidiary of QDI has issued and outstanding preferred stock that is held by holders other than QDI and its other subsidiaries. The holders have the right to cause us to redeem their shares of preferred stock. The redemption value of the preferred stock held by these noncontrolling holders equals the fair value of $1.8 million at June 30, 2009 and is reflected in our consolidated balance sheets as redeemable noncontrolling interest.

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

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over company-specific inputs. SFAS 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the observable inputs to the valuation of an asset or liability at the measurement date. The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008 the FASB approved FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” that permitted companies to partially defer the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and we elected to do so. On January 1, 2009, we adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The effect of our adoption of SFAS 157 on January 1, 2009 for nonfinancial assets and nonfinancial liabilities was not material to our consolidated financial statements.

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of SFAS 159 standard has had no effect on our results of operations.

Fair Value Measurements

The three-level valuation hierarchy for fair value measurements is based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets;

•

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable: and

•	Level 3 — Instruments whose significant inputs are unobservable.

Following is a description of the valuation methodologies we used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis

The following tables summarize assets measured at fair value on a nonrecurring basis subsequent to initial recognition:

	June 30, 2009	Significant Unobservable Inputs (Level 3)	Total Loss
Assets
Goodwill	$27,289	$27,289	$(146,230)
Intangibles	19,466	19,466	(2,400)

Total	$46,755	$46,755	$(148,630)

We review the carrying value of our assets measured at fair value on a nonrecurring basis when events and circumstances warrant. This review requires the comparison of the fair value of our assets to their respective carrying values. The fair value of our assets is determined based on valuation techniques using the best information that is available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded whenever a decline in fair value below the carrying value is determined to be other than temporary.

Goodwill and Intangibles

Goodwill and intangible assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs. Fair value is determined using a combination of two valuation approaches: the market approach and the income approach. As of June 30, 2009, the carrying value of our goodwill was $173.5 million which we adjusted to their fair value of $27.3 million, resulting in an impairment charge of $146.2 million for the six months ended June 30, 2009. As of June 30, 2009, the carrying value of our intangibles was $21.9 million which we adjusted to their fair value of $19.5 million, resulting in an impairment charge of $2.4 million for the six months ended June 30, 2009.

Long-term indebtedness

The fair value of our 9% Senior Subordinated Notes (“9% Notes”) and our Senior Floating Rate Notes (“2012 Notes”) were based on quoted market prices. As of June 30, 2009, the carrying value of our 9% Notes was $99.8 million with a fair value of $53.9 million. As of June 30, 2009, the carrying value of our 2012 Notes was $135.0 million with a fair value of $79.7 million. The ABL Facility is variable rate debt and approximates fair value.

The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

Acquisition of Business Assets

During the first six months of 2009, we did not complete any acquisitions of businesses or affiliates. During 2008, we purchased two transportation companies and an affiliate for $2.1 million, in the aggregate, of which $1.4 million was paid in cash at closing and the remaining $0.7 million is payable over future periods. Of the total $2.1 million, we allocated $1.0 million to property and equipment, $0.9 million to goodwill, and $0.2 million to other intangible assets such as non-compete agreements.

2. Goodwill and Intangible Assets

Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. We evaluate goodwill for impairment by determining the fair value based on criteria in SFAS 142 for each reporting unit, our trucking segment and our container services segment. These reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30th. The methodology applied in the analysis performed at June 30, 2009 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis we concluded a total impairment charge to goodwill of $146.2 million was necessary at June 30, 2009, of which $144.3 million was related to our trucking segment, eliminating 100% of the carrying amount of goodwill, and $1.9 million was related to our container services segment. As a result, our goodwill assets as of June 30, 2009 were $27.3 million. As of December 31, 2008 our goodwill assets were $173.5 million.

We have evaluated at least quarterly whether indicators of impairment exist by reviewing our market capitalization. Prior to our June 30, 2009 analysis, we did not believe that factors attributable to the economic downturn would impact the recoverability of our goodwill. Our performance since the prior period’s goodwill impairment test at June 30, 2008 through year end 2008 trended positive and there were no indications from our quarterly reviews that a triggering event had occurred. The first quarter of 2009 showed improved operating income year over year and strong operating cash flow; however, due to the continuing economic downturn, we reviewed not only our market capitalization, but also performed a discounted cash flow analysis based on assumptions adjusted to reflect the current economic environment and which we believed to be appropriate at the time. The conclusions from our extended analysis at March 31, 2009 did not indicate a trend in operating results that would foretell of impairment to our goodwill. For our June 30, 2009 analysis, we adjusted further our assumptions used, such as growth and discount rates, in the annual impairment test to reflect the persistence of the downward economic trend.

The provision for income taxes associated with the goodwill impairment was $37.6 million for the quarter ended June 30, 2009. This includes a tax benefit of $4.9 million for the write-off of tax deductible goodwill and income tax expense of $42.5 million resulting from the recognition of a valuation allowance against deferred tax assets that we no longer believe are more likely that not to be realized. The recognition of the valuation allowance was triggered by the goodwill impairment.

Under SFAS 142, the process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis and involves a two-step process. In the first step, we determine whether there is an indication of impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If, based on the first step, we determine that there is an indication of goodwill impairment, the Company will measure any identified goodwill impairment in accordance with SFAS 142, using the principles in SFAS 157 and SFAS 141 (R).

In the first step, we determine the fair value for our reporting units using a combination of two valuation approaches: the market approach and the income approach. The market approach uses a guideline company methodology which is based upon a comparison of us to similar publicly-traded companies within our industry. We derive a market value of invested capital or business enterprise value for each comparable company by multiplying the price per share of common stock of the publicly traded companies by their total common shares outstanding and adding each company’s current level of debt. We calculate a business enterprise multiple based on revenue and earnings from each company then apply those multiples to each reporting unit’s revenue and earnings to conclude a reporting unit business enterprise value. Assumptions regarding the selection of comparable companies are made based on, among other factors, capital structure, operating environment and industry. As the comparable companies were typically larger and more diversified than our reporting units, multiples were adjusted prior to application to our reporting units’ revenues and earnings to reflect differences in margins, long-term growth prospects and market capitalization.

The income approach uses a discounted debt-free cash flow analysis to measure fair value by estimating the present value of future economic benefits. To perform the discounted debt-free cash flow analysis, we develop a pro forma analysis of each reporting unit to estimate future available debt-free cash flow and discounting estimated debt-free cash flow by an estimated industry weighted average cost of capital based on the same comparable companies used in the market approach. Per SFAS 142, the weighted average cost of capital is based on inputs (e.g., capital structure, risk, etc.) from a market participant’s perspective and not necessarily from the reporting unit or QDI’s perspective. Future cash flow is projected based on assumptions for our economic growth, industry expansion, future operations and the discount rate, all of which require significant judgments by management.

After computing a separate business enterprise value under the income approach and market approach, we apply a weighting to them to derive the business enterprise value of the reporting unit. The income approach and market approach were both weighted 50% in the analysis performed June 30, 2009. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Based on these weightings we concluded a business enterprise value for each reporting unit. We then add debt-free liabilities of the reporting unit to the concluded business enterprise value to derive an implied fair value of the reporting unit. The implied fair value is compared to the reporting unit’s carrying value of total assets. Upon completion of the analysis in step one, we determined that the carrying amount of our trucking reporting unit exceeded its fair value and the carrying amount of our container services reporting unit was nearly breakeven with its fair value, requiring a step two analysis to be performed for both reporting units.

In step two of the goodwill impairment test, the amount of impairment loss is determined by comparing the implied fair value of each reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. This involves testing the definite-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) using undiscounted cash flows. Then a fair value allocation is performed in accordance with SFAS 141(R) for each reporting unit based on the business enterprise value obtained in step one. From that we determine the actual goodwill impairment for each reporting unit based on the goodwill residual amount. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. Upon completion of step two of the analysis, an impairment charge was determined.

In order to determine the implied fair value of our indefinite-lived intangible assets, in accordance with generally accepted and recognized valuation standards, we utilize the relief from royalty method pursuant to which those assets are valued by reference to the amount of royalty income they would generate if licensed in an arm’s length transaction. Under the relief from royalty method, similar to the discounted cash flow method, estimated net revenues expected to be generated by the asset during its life based are multiplied by a benchmark royalty rate and then discounted by the estimated weighted average cost of capital associated with the asset. The resulting capitalized royalty stream is an indication of the value of owning the asset. Based upon management’s review of the value of the indefinite-lived intangible assets in our container services segment, we determined that the carrying value of the Boasso tradename exceeded its implied fair value by $2.4 million.

Intangible assets at June 30, 2009 were as follows (in thousands):

	Gross value	Accumulated amortization	Impairment charge	Net book value	Average lives (in years)
Tradename	$9,800	$—	$(2,400)	$7,400	Indefinite
Customer relationships	11,998	(1,530)	—	10,468	11
Non-compete agreements	3,053	(1,455)	—	1,598	2 – 4

	$24,851	$(2,985)	$(2,400)	$19,466

Amortization expense for the six months ended June 30, 2009 and 2008 was $0.8 million and $0.8 million, respectively. Remaining intangible assets will be amortized to expense as follows (in thousands):

2009 remaining	$832
2010	1,615
2011	1,440
2012	1,229
2013 and after	6,950

Total	$12,066

3. Comprehensive (Loss) Income

Comprehensive (loss) income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(186,227)	$352	$(186,529)	$(1,567)
Other comprehensive (loss) income:
Amortization of prior service costs	312	111	624	129
Foreign currency translation adjustments	(121)	(23)	5	60

Comprehensive (loss) income	$(186,036)	$440	$(185,900)	$(1,378)

4. (Loss) Income Per Share

A reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations is as follows (in thousands, except per share amounts):

	Three months ended
	June 30, 2009			June 30, 2008
	Net loss (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic (loss) income available to common shareholders:
Net (loss) income	$(186,227)	19,441	$(9.58)	$352	19,375	$0.02

Effect of dilutive securities:
Stock options		—			2
Unvested restricted stock		—			142

Diluted (loss) income available to common shareholders:
Net (loss) income	$(186,227)	19,441	$(9.58)	$352	19,519	$0.02

	Six months ended
	June 30, 2009			June 30, 2008
	Net loss (numerator)	Shares (denominator)	Per-share amount	Net loss (numerator)	Shares (denominator)	Per-share amount
Basic loss available to common shareholders:
Net loss	$(186,529)	19,331	$(9.65)	$(1,567)	19,372	$(0.08)

Effect of dilutive securities:
Stock options		—			—
Unvested restricted stock		—			—

Diluted loss available to common shareholders:
Net loss	$(186,529)	19,331	$(9.65)	$(1,567)	19,372	$(0.08)

There is no effect of our stock options and restricted stock in the computation of diluted earnings per share for the three months and six months ended June 30, 2009 and for the six months ended June 30, 2008 due to a net loss in the respective periods.

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock options	1,694	2,799	1,694	2,801
Unvested restricted stock	197	—	197	142

5. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares, and stock units may be granted to employees, non-employee directors, consultants and advisors. As of June 30, 2009, we had two active stock-based compensation plans.

We recognize expense for stock-based compensation based upon estimated grant date fair value. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the awards’ vesting term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within “Compensation” on the Consolidated Statement of Operations. None of the stock-based compensation was capitalized during the six months ended as of June 30, 2009.

The fair value of options granted during the first six months of 2009 and 2008 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2009, expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted average assumptions:

	2009	2008
Risk free rate	1.57%	3.19%
Expected life	5 years	5 years
Volatility	78.7%	67.1%
Expected dividend	nil	nil

The following options and restricted shares were issued during the three months ended:

	Options Issued	Restricted Shares Issued
March 31, 2009	456,280	95,557
June 30, 2009	—	—

The following table summarizes stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock options	$113	$268	$206	$549
Restricted stock	43	37	106	177

	$156	$305	$312	$726

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of June 30, 2009 (in thousands):

		Remaining years
Stock options	$2,129	4
Restricted stock	411	4

	$2,540

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. No options were exercised during the six months ended June 30, 2009.

6. Employee Benefit Plans

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

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$51	$54	$101	$107
Interest cost	688	682	1,376	1,365
Amortization of prior service cost	23	23	47	47
Amortization of loss	288	88	577	176
Expected return on plan assets	(509)	(800)	(1,019)	(1,601)

Net periodic pension cost	$541	$47	$1,082	$94

We contributed $0.3 million to our pension plans during the six months ended June 30, 2009. We expect to contribute an additional $0.7 million during the remainder of 2009.

7. Restructuring

During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of approximately 130 non-driver positions and the consolidation or closure of underperforming company terminals. We continued our restructuring plan throughout 2008 which resulted in a restructuring charge of $5.3 million, of which the majority related to our trucking segment. Our restructuring plan is continuing in 2009, and in the six months ended June 30, 2009 we recorded charges of $1.8 million related to employee termination benefits and other related exit activities and terminated approximately 100 more non-driver positions. As of June 30, 2009, approximately $0.8 million was accrued related to the restructuring charges, the majority of which is expected to be paid through the remainder of 2009.

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

In the three months ended June 30, 2009, we had the following activity in our restructuring accruals:

	Balance at December 31, 2008	Additions	Payments	Reductions	Balance at June 30, 2009
Restructuring costs	$786	$1,765	$(1,754)	$—	$797

8. Segment Reporting

Reportable Segments

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Trucking, which consists of truckload transportation of bulk chemicals, and

•	Container Services, specifically ISO tank container transportation and depot services.

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

Summarized segment data and a reconciliation to loss before income taxes are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Operating revenues:
Trucking	$113,470	$182,295	$224,618	$349,776
Container Services	17,878	22,387	37,779	44,270
Other revenue	18,438	19,280	37,121	38,417

Total	149,786	223,962	299,518	432,463

Operating (loss) income:
Trucking	8,104	11,300	15,689	18,117
Container Services	2,001	2,070	5,290	4,077
Other operating income	1,601	2,492	2,552	3,817

Total segment operating income	11,706	15,862	23,531	26,011
Depreciation and amortization expense	5,304	5,332	10,639	10,228
Impairment charge (1)	148,630	—	148,630	—
Other expense	1,003	954	1,500	410

Total	(143,231)	9,576	(137,238)	15,373

Interest expense	6,518	8,640	13,518	17,791
Interest income	(83)	(88)	(186)	(205)
Other (income) expense	(419)	146	(951)	156

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
(Loss) Income before income taxes	$(149,247)	$878	$(149,619)	$(2,369)

(1)	Includes an impairment charge of $144.3 million related to our trucking segment and an impairment charge of $4.3 million related to our container services segment

Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three months ended June 30, 2009
	U. S.	International	Consolidated
Total operating revenues	$140,177	$9,609	$149,786
Operating (loss) income	(144,561)	1,330	(143,231)

	Three months ended June 30, 2008
	U. S.	International	Consolidated
Total operating revenues	$208,947	$15,015	$223,962
Operating income	8,043	1,533	9,576

	Six months ended June 30, 2009
	U. S.	International	Consolidated
Total operating revenues	$281,291	$18,227	$299,518
Operating (loss) income	(139,344)	2,106	(137,238)

	As of June 30, 2009
Long-term identifiable assets (1)	$151,195	$8,886	$160,081

	Six months ended June 30, 2008
	U. S.	International	Consolidated
Total operating revenues	$403,869	$28,594	$432,463
Operating income	12,239	3,134	15,373

	As of December 31, 2008
Long-term identifiable assets (1)	$164,068	$7,322	$171,390

(1)	Includes property and equipment and intangible assets

9. Income Taxes

At December 31, 2008, we had approximately $2.0 million of total gross unrecognized tax benefits. Of this total, $1.3 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in any future periods.

Included in the balance of gross unrecognized tax benefits at December 31, 2008, was $0.3 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of the statute of limitations.

For the six months ended June 30, 2009, there was no material net change to our gross unrecognized tax benefits. Our total gross unrecognized tax benefit at June 30, 2009 was $2.0 million.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $1.3 million (net of federal tax benefit) accrued for interest and $0.5 million accrued for penalties at December 31, 2008. The total amount accrued for interest and penalties at June 30, 2009 was $1.1 million.

We are subject to the income tax jurisdictions of the U.S., Canada, and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2005, to international examinations for years before 2003 and with few exceptions, to state examinations before 2004.

The effective tax rates for the three months ended June 30, 2009 and 2008 were approximately (24.8%) and 60.0%, respectively. The effective tax rates for the six months ended June 30, 2009 and 2008 were approximately (24.7%) and 33.9% respectively. The difference in the effective tax rate for the three months and six months ended June 30, 2009 differs from previous periods due to the impairment of deductible and non-deductible goodwill and the resulting recognition of a deferred income tax benefit related to the deductible portion, net of a 100% valuation allowance against the net deferred tax assets that we have determined are no longer more likely than not to be realized.

10. Commitments and Contingencies

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be adversely affected by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of June 30, 2009 and December 31, 2008, we had reserves in the amount of $11.1 million and $10.9 million, respectively, for all environmental matters discussed below.

The balances presented include both long term and current environmental reserves. We expect these environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified on the Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 25 sites. At two of the 25 sites, we will be participating in the initial studies to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 19 of the 25 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At three of the 19 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated future expenditures for these off-site multi-party environmental matters to be in the range of $2.5 million to $3.8 million.

At six sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Four of these projects relate to operations conducted by Chemical Leaman Corporation and its subsidiaries (“CLC”) prior to our acquisition of and merger with CLC in 1998. These four sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; and (4) Scary Creek, West Virginia. The remaining two investigations and potential remediation were triggered by the New Jersey Industrial Site Remediation Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures for these four properties to be in the range of $8.6 million to $16.7 million.

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

The groundwater treatment remedy negotiated with USEPA calls for a treatment facility for in place treatment of groundwater contamination via in-situ treatment and a local discharge. Treatment facility construction was completed in early 2007. Plant start-up procedures issues are on-going. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is continuing. In regard to contaminated soils, USEPA has recently finalized a feasibility study for the limited areas that show contamination and warrant additional investigation or work. We have estimated expenditures to be in the range of $5.4 million to $8.5 million.

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

11. Guarantor Subsidiaries

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital (which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at June 30, 2009 and December 31, 2008 and condensed consolidating statements of operations for the three and six month periods ended June 30, 2009 and June 30, 2008 and the condensed consolidating statements of cash flows for each of the six month periods ended June 30, 2009 and June 30, 2008.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Consolidating Statements of Operations

Three Months Ended June 30, 2009

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues:
Transportation	$—	$—	$112,083	$—	$—	$112,083
Other service revenue	—	—	25,789	51	—	25,840
Fuel surcharge	—	—	11,863	—	—	11,863

Total operating revenues	—	—	149,735	51	—	149,786

Operating expenses:
Purchased transportation	—	—	88,985	—	—	88,985
Compensation	—	—	19,540	—	—	19,540
Fuel, supplies and maintenance	—	—	15,922	—	—	15,922
Depreciation and amortization	—	—	5,304	—	—	5,304
Selling and administrative	—	10	6,862	5	—	6,877
Insurance claims	—	—	3,941	5	—	3,946
Taxes and licenses	—	—	736	—	—	736
Communication and utilities	—	—	2,074	—	—	2,074
Gain on disposal of property and equipment	—	—	(162)	—	—	(162)
Impairment charge	—	—	148,630	—	—	148,630
Restructuring costs	—	—	1,165	—	—	1,165

Operating (loss) income	—	(10)	(143,262)	41	—	(143,231)

Interest expense (income), non-related party, net	—	5,859	584	(8)	—	6,435
Interest (income) expense, related party, net	—	(5,859)	5,964	(105)	—	—
Gain on extinguishment of debt	—	—	—	—	—	—
Other income	—	—	(288)	(131)	—	(419)

(Loss) income before income taxes	—	(10)	(149,522)	285	—	(149,247)
Provision for income taxes	—	—	36,939	41	—	36,980
Equity in loss of subsidiaries	(186,227)	(186,217)	—	—	372,444	—

Net (loss) income	$(186,227)	$(186,227)	$(186,461)	$244	$372,444	$(186,227)

Consolidating Statements of Operations

Three Months Ended June 30, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues:
Transportation	—	—	151,765	—	—	151,765
Other service revenue	—	—	26,578	99	—	26,677
Fuel surcharge	—	—	45,520	—	—	45,520

Total operating revenues	—	—	223,863	99	—	223,962

Operating expenses:
Purchased transportation	—	—	131,606	—	—	131,606
Compensation	—	—	27,395	—	—	27,395
Fuel, supplies and maintenance	—	—	33,035	—	—	33,035
Depreciation and amortization	—	—	5,310	22	—	5,332
Selling and administrative	—	112	8,442	14	—	8,568
Insurance claims	—	—	2,855	10	—	2,865
Taxes and licenses	—	—	1,243	(1)	—	1,242
Communication and utilities	—	—	3,389	—	—	3,389
(Gain)/loss on disposal of property and equipment	—	—	(1,421)	—	—	(1,421)
Restructuring costs	—	—	2,375	—	—	2,375

Operating (loss) income	—	(112)	9,634	54	—	9,576

Interest (expense) income, non-related party, net	(2)	(8,046)	(530)	26	—	(8,552)
Interest income (expense), related party, net	—	1,543	(1,672)	129	—	—
Other expense	—	—	(129)	(17)	—	(146)

(Loss) income before taxes	(2)	(6,615)	7,303	192	—	878
Provision for income taxes	—	—	394	132	—	526
Equity in earnings of subsidiaries	354	6,969	—	—	(7,323)	—

Net income	352	354	6,909	60	(7,323)	352

Consolidating Statements of Operations

Six Months Ended June 30, 2009

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$223,110	$—	$—	$223,110
Other service revenue	—	—	53,349	99	—	53,448
Fuel surcharge	—	—	22,960	—	—	22,960

Total operating revenues	—	—	299,419	99	—	299,518

Operating expenses:
Purchased transportation	—	—	170,876	—	—	170,876
Compensation	—	—	42,751	—	—	42,751
Fuel, supplies and maintenance	—	—	33,462	—	—	33,462
Depreciation and amortization	—	—	10,639	—	—	10,639
Selling and administrative	—	32	13,975	15		14,022
Insurance claims	—	—	7,985	10	—	7,995
Taxes and licenses	—	—	2,073	—	—	2,073
Communication and utilities	—	—	4,808	—	—	4,808
Gain on disposal of property and equipment	—	—	(265)	—	—	(265)
Impairment charge	—	—	148,630	—	—	148,630
Restructuring costs	—	—	1,765	—	—	1,765

Operating (loss) income	—	(32)	(137,280)	74	—	(137,238)
Interest expense (income), non-related party, net	—	12,090	1,266	(24)	—	13,332

Interest (income) expense, related party, net	—	(12,090)	12,296	(206)	—	—
Gain on extinguishment of debt	—	(675)	—	—	—	(675)
Other income	—	—	(264)	(12)	—	(276)

Income (loss) before income taxes	—	643	(150,578)	316	—	(149,619)
Provision for income taxes	—	—	36,816	94	—	36,910
Equity in loss of subsidiaries	(186,529)	(187,172)	—	—	373,701	—

Net (loss) income	$(186,529)	$(186,529)	$(187,394)	$222	$373,701	$(186,529)

Consolidating Statements of Operations

Six Months Ended June 30, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$301,024	$—	$—	$301,024
Other service revenue	—	—	53,160	262	—	53,422
Fuel surcharge	—	—	78,017	—	—	78,017

Total operating revenues	—	—	432,201	262	—	432,463

Operating expenses:
Purchased transportation	—	—	251,578	—	—	251,578
Compensation	—	—	55,999	—	—	55,999
Fuel, supplies and maintenance	—	—	63,168	—	—	63,168
Depreciation and amortization	—	—	10,228	—	—	10,228
Selling and administrative	—	112	17,671	33		17,816
Insurance claims	—	—	8,406	21	—	8,427
Taxes and licenses	—	—	2,459	—	—	2,459
Communication and utilities	—	—	7,005	—	—	7,005
(Gain) loss on disposal of property and equipment	—	—	(1,965)	—	—	(1,965)
Restructuring costs	—	—	2,375	—	—	2,375

Operating (loss) income	—	(112)	15,277	208	—	15,373

Interest income (expense), non-related party, net	21	(16,674)	(982)	49	—	(17,586)
Interest income (expense), related party, net	—	3,108	(3,367)	259	—	—
Other (expense) income	—	—	(191)	35	—	(156)

Income (loss) before taxes	21	(13,678)	10,737	551	—	(2,369)
(Benefit from) provision for income taxes	—	—	(1,010)	208	—	(802)
Equity in (loss) earnings of subsidiaries	(1,588)	12,090	—	—	(10,502)	—

Net (loss) income	$(1,567)	$(1,588)	$11,747	$343	$(10,502)	$(1,567)

Consolidating Balance Sheet

June 30, 2009

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$817	$2,117	$—	$2,934
Accounts receivable, net	74	—	75,437	73	—	75,584
Prepaid expenses	—	46	7,270	4	—	7,320
Deferred tax asset, net	—	—	6,770	—	—	6,770
Other	162	—	6,513	82	—	6,757

Total current assets	236	46	96,807	2,276	—	99,365

Property and equipment, net	—	—	140,615	—	—	140,615
Goodwill	—	—	27,289	—	—	27,289
Intangibles, net	—	—	19,466	—	—	19,466
Investment in subsidiaries	(157,376)	448,889	21,234	—	(312,747)	—
Non-current deferred tax asset, net	—	—	—		—	—
Other assets	—	8,074	876	—	—	8,950

Total assets	$(157,140)	$457,009	$306,287	$2,276	$(312,747)	$295,685

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:

Current maturities of indebtedness	$—	$—	$2,754	$—	$—	$2,754
Current maturities of capital lease obligations	—	—	7,179	—	—	7,179
Accounts payable	—	—	9,833	—	—	9,833
Intercompany	(1,565)	303,054	(274,460)	(5,795)	(21,234)	—
Affiliates and independent owner-operators payable	—	—	12,276	—	—	12,276
Accrued expenses	—	2,866	18,017	13	—	20,896
Environmental liabilities	—	—	4,728	—	—	4,728
Accrued loss and damage claims	—	—	9,311	—	—	9,311
Income tax payable	—	—	—	—	—	—

Total current liabilities	(1,565)	305,920	(210,362)	(5,782)	(21,234)	66,977

Long-term indebtedness, less current maturities	—	308,465	9,878	—	—	318,343
Capital lease obligations, less current maturities	—	—	13,678	—	—	13,678
Environmental liabilities	—	—	6,333	—	—	6,333
Accrued loss and damage claims	—	—	12,138	—	—	12,138
Other non-current liabilities	(1,007)	—	31,123	835	—	30,951

Total liabilities	(2,572)	614,385	(137,212)	(4,947)	(21,234)	448,420

Redeemable noncontrolling interest	—	—	1,833	—	—	1,833

Shareholders’ (deficit) equity:
Common Stock	363,257	354,963	494,103	7,629	(856,695)	363,257
Treasury stock	(1,580)	—	—	—	—	(1,580)
Accumulated (deficit) retained earnings	(300,563)	(296,893)	(27,567)	636	323,824	(300,563)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(25,859)	(25,857)	(24,870)	(987)	51,714	(25,859)
Stock subscriptions receivable	(234)	—	—	—		(234)

Total shareholders’ (deficit) equity	(154,568)	(157,376)	441,666	7,223	(291,513)	(154,568)

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$(157,140)	$457,009	$306,287	$2,276	$(312,747)	$295,685

Consolidating Balance Sheet

December 31, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$4,725	$2,062	$—	$6,787
Accounts receivable, net	71	—	81,470	71	—	81,612
Prepaid expenses	—	96	12,811	15	—	12,922
Deferred tax asset, net	—	—	14,707	—	—	14,707
Other	(9)	—	7,888	71	—	7,950

Total current assets	62	96	121,601	2,219	—	123,978

Property and equipment, net	—	—	148,692	—	—	148,692
Goodwill	—	—	173,519	—	—	173,519
Intangibles, net	—	—	22,698	—	—	22,698
Investment in subsidiaries	28,523	635,195	21,234	—	(684,952)	—
Non-current deferred tax asset, net	1,007	—	21,629		—	22,636
Other assets	—	9,496	1,084	—	—	10,580

Total assets	$29,592	$644,787	$510,457	$2,219	$(684,952)	$502,103

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Current maturities of indebtedness	$—	$2,500	$5,861	$—	$—	$8,361
Current maturities of capital lease obligations	—	—	7,994	—	—	7,994
Accounts payable	—	—	16,126	—	—	16,126
Intercompany	(1,428)	289,974	(261,748)	(5,564)	(21,234)	—
Affiliates and independent owner-operators payable	—	—	7,649	—	—	7,649
Accrued expenses	—	4,375	20,970	12	—	25,357
Environmental liabilities	—	—	4,819	—	—	4,819
Accrued loss and damage claims	—	—	8,705	—	—	8,705

Total current liabilities	(1,428)	296,849	(189,624)	(5,552)	(21,234)	79,011

Long-term indebtedness, less current maturities	—	319,415	10,994	—	—	330,409
Capital lease obligations, less current maturities	—	—	15,822	—	—	15,822
Environmental liabilities	—	—	6,035	—	—	6,035
Accrued loss and damage claims	—	—	12,815	—	—	12,815
Other non-current liabilities	—	—	24,383	775	—	25,158

Total liabilities	(1,428)	616,264	(119,575)	(4,777)	(21,234)	469,250

Redeemable noncontrolling interest	—	—	1,833	—	—	1,833

Shareholders’ equity (deficit):
Common Stock	362,945	354,963	493,866	7,629	(856,458)	362,945
Treasury stock	(1,580)	—	—	—	—	(1,580)
Accumulated (deficit) retained earnings	(114,034)	(110,364)	159,827	415	(49,878)	(114,034)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(26,488)	(26,487)	(25,494)	(993)	52,974	(26,488)
Stock subscriptions receivable	(234)	—	—	—		(234)

Total shareholders’ equity (deficit)	31,020	28,523	628,199	6,996	(663,718)	31,020

Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$29,592	$644,787	$510,457	$2,219	$(684,952)	$502,103

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2009

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(186,529)	$(186,529)	$(187,394)	$222	$373,701	$(186,529)
Adjustments for non-cash charges	186,529	175,496	210,841	(206)	(373,701)	198,959
Net changes in assets and liabilities	(1,181)	(37)	11,118	168	—	10,068
Intercompany activity	1,181	11,070	(11,916)	(335)	—	—

Net cash provided by (used in) operating activities	—	—	22,649	(151)	—	22,498

Cash flows from investing activities:
Capital expenditures	—	—	(5,706)	—	—	(5,706)
Proceeds from sales of property and equipment	—	—	5,095	—	—	5,095

Net cash used in investing activities	—	—	(611)	—	—	(611)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments on long-term debt and capital lease obligations	—	(2,825)	(6,870)	—	—	(9,695)
Proceeds from revolver	—	20,000	—	—	—	20,000
Payments on revolver	—	(30,500)	—	—	—	(30,500)
Other	—	(72)	(5,489)	—	—	(5,561)
Intercompany activity	—	13,397	(13,397)	—	—	—

Net cash used in financing activities	—	—	(25,756)	—	—	(25,756)

Effect of exchange rate changes on cash	—	—	16	—	—	16

Net decrease in cash and cash equivalents	—	—	(3,702)	(151)	—	(3,853)
Cash and cash equivalents, beginning of period	—	—	4,725	2,062	—	6,787

Cash and cash equivalents, end of period	$—	$—	$1,023	$1,911	$—	$2,934

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,567)	$(1,588)	$11,747	$343	$(10,502)	$(1,567)
Adjustments for non-cash charges	1,567	4,145	(5,953)	259	10,502	10,520
Net changes in assets and liabilities	(21)	974	(21,507)	49	—	(20,505)
Intercompany activity	21	(3,531)	4,084	(574)	—	—

Net cash (used in) provided by operating activities	—	—	(11,629)	77	—	(11,552)

Cash flows from investing activities:
Capital expenditures	—	—	(12,884)	—	—	(12,884)
Acquisition of businesses and assets	—	—	(1,395)	—	—	(1,395)
Boasso purchase adjustment	—	—	1,318	—	—	1,318
Proceeds from sales of property and equipment	—	—	3,331	1	—	3,332

Net cash (used in) provided by investing activities	—	—	(9,630)	1	—	(9,629)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	—	1,731	—	—	1,731
Principal payments of long-term debt	—	—	(2,592)	—	—	(2,592)
Principal payments of capital lease obligations	—	—	(948)	—	—	(948)
Proceeds from revolver	—	74,100	—	—	—	74,100
Payments on revolver	—	(56,830)	—	—	—	(56,830)
Deferred financing fees	—	(528)	—	—	—	(528)
Other	—	(72)	(666)	—	—	(738)
Intercompany activity	—	(16,670)	16,670	—	—	—

Net cash provided by financing activities	—	—	14,195	—	—	14,195

Effect of exchange rate changes on cash	—	—	(7)	—	—	(7)

Net (decrease) increase in cash and cash equivalents	—	—	(7,071)	78	—	(6,993)
Cash and cash equivalents, beginning of period	—	—	7,339	2,372	—	9,711

Cash and cash equivalents, end of period	$—	$—	$268	$2,450	$—	$2,718

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

OVERVIEW

We operate the largest for-hire chemical bulk tank truck network in North America based on bulk service revenues. The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (which includes plastics) and bulk dry and liquid food-grade products. We primarily transport a broad range of chemical products and provide our customers with tank wash facilities, logistics and other value-added services. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing, including Dow Chemical, Procter & Gamble, Arclin USA, PPG Industries and Ashland Chemical Company, and we provide services to most of the top 100 chemical producers with U.S. operations.

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

Our bulk service network consists primarily of independently owned third-party affiliate terminals, company-operated terminals and independent owner-operator drivers. Affiliates are independent companies we contract with to operate trucking terminals and tank washes exclusively on our behalf in defined markets. The affiliates provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Owner-operators are generally individual drivers who own or lease their tractors and agree to drive exclusively for us and our affiliate partners. We believe the use of affiliates and independent owner-operators provides the following key competitive advantages to us in the marketplace:

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

In the first quarter of 2009, we began consolidating certain company-operated terminals and transitioning other company-operated terminals to affiliates. We expect these actions to continue throughout 2009 and to result in a larger portion of our revenue being generated by affiliates. We believe these actions will reduce certain fixed costs and provide a more variable cost structure in our weakened economy.

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

Goodwill and Intangible Assets— We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment arise, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). We evaluate goodwill for impairment by determining the fair value based on criteria in SFAS 142 for each reporting unit, our trucking segment and our container services segment. These reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. As of March 31, 2009, we had total goodwill of $173.5 million, of which $144.3 million was allocated to trucking and $29.2 million was allocated to container services. As a result of our annual impairment test, we concluded a total impairment charge of $148.6 million was necessary at June 30, 2009, of which $144.3 million of goodwill was related to our trucking segment, $1.9 million was related to our container services segment and $2.4 million was related to the tradename of our container services segment.

The provision for income taxes associated with the goodwill impairment was $37.6 million for the quarter ended June 30, 2009. This includes a tax benefit of $4.9 million for the write-off of tax deductible goodwill and income tax expense of $42.5 million resulting from the recognition of a valuation allowance against deferred tax assets that we no longer believe are more likely than not to be realized. The recognition of the valuation allowance was primarily related to the goodwill impairment.

We have evaluated at least quarterly whether indicators of impairment exist by reviewing our market capitalization. Prior to our June 30, 2009 analysis, we did not believe that factors attributable to the economic downturn would impact the recoverability of our goodwill. Our performance since the prior period’s goodwill impairment test at June 30, 2008 through year end 2008 trended positive and there were no indications from our quarterly reviews that a triggering event had occurred. The first quarter of 2009 showed improved operating income year over year and strong operating cash flow; however, due to the continuing economic downturn, we reviewed not only our market capitalization, but also performed a discounted cash flow analysis based on assumptions adjusted to reflect the current economic environment and which we believed to be appropriate at the time. The conclusions from our extended analysis at March 31, 2009 did not indicate a trend in operating results that would foretell of impairment to our goodwill. For our June 30, 2009 analysis, we adjusted further our assumptions used, such as growth and discount rates, in the annual impairment test to reflect the persistence of the downward economic trend.

Goodwill

Under SFAS 142, the process of evaluating the potential impairment of goodwill involves a two-step process and requires significant judgment at many points during the analysis. In the first step, we determine whether there is an indication of impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If, based on the first step, we determine that there is an indication of goodwill impairment, we assess the impairment in step two in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”).

In the first step, we determine the fair value for our reporting units using a combination of two valuation approaches: the market approach and the income approach. The market approach uses a guideline company methodology which is based upon a comparison of us to similar publicly-traded companies within our industry. We derive a market value of invested capital or business enterprise value for each comparable company by multiplying the price per share of common stock of the publicly traded companies by their total common shares outstanding and adding each company’s current level of debt. We calculate a business enterprise multiple based on revenue and earnings from each company then apply those multiples to each reporting unit’s revenue and earnings to conclude a reporting unit business enterprise value. Assumptions regarding the selection of comparable companies are made based on, among other factors, capital structure, operating environment and industry. As the comparable companies were typically larger and more diversified than our reporting units, multiples were adjusted prior to application to our reporting units’ revenues and earnings to reflect differences in margins, long-term growth prospects and market capitalization.

The income approach uses a discounted debt-free cash flow analysis to measure fair value by estimating the present value of future economic benefits. To perform the discounted debt-free cash flow analysis, we develop a pro forma analysis of each reporting unit to estimate future available debt-free cash flow and discounting estimated debt-free cash flow by an estimated industry weighted average cost of capital based on the same comparable companies used in the market approach. Per SFAS 142, the weighted average cost of capital is based on inputs (e.g., capital structure, risk, etc.) from a market participant’s perspective and not necessarily from the reporting unit or QDI’s perspective. Future cash flow is projected based on assumptions for our economic growth, industry expansion, future operations and the discount rate, all of which require significant judgments by management.

After computing a separate business enterprise value under the income approach and market approach, we apply a weighting to them to derive the business enterprise value of the reporting unit. The income approach and market approach were both weighted 50% in the analysis performed at June 30, 2009. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Given that the business enterprise value derived from the market approach supported what was calculated in the income approach, we believed that both approaches should be equally weighted. Based on these weightings we concluded a business enterprise value for each reporting unit. We then add debt-free liabilities of the reporting unit to the concluded business enterprise value to derive an implied fair value of the reporting unit. The implied fair value is compared to the reporting unit’s carrying value of total assets. Upon completion of the analysis in step one, we determined that the carrying amount of our trucking reporting unit exceeded its fair value and the carrying amount of our container services reporting unit was nearly breakeven with its fair value, requiring a step two analysis to be performed for both reporting units.

In step two of the goodwill impairment test, the amount of impairment loss is determined by comparing the implied fair value of each reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. This involves testing the definite-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) using undiscounted cash flows. Then a fair value allocation is performed in accordance with SFAS 141(R) for each reporting unit based on the business enterprise value obtained in step one. From that we determine the actual goodwill impairment for each reporting unit based on the goodwill residual amount. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. Upon completion of step two of the analysis, an impairment charge was determined.

Intangible assets

To determine the implied fair value of our indefinite-lived intangible assets, we utilize the relief from royalty method, pursuant to which those assets are valued by reference to the amount of royalty income they would generate if licensed in an arm’s length transaction. Under the relief from royalty method, similar to the discounted cash flow method, estimated net revenues expected to be generated by the asset during its life are multiplied by a benchmark royalty rate and then discounted by the estimated weighted average cost of capital associated with the asset. The resulting capitalized royalty stream is an indication of the value of owning the asset. Based upon management’s review of the value of the indefinite-lived intangible assets in our container services segment, we determined that the carrying value of the Boasso tradename exceeded its implied fair value by $2.4 million.

The methodology applied in the analysis performed at June 30, 2009 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of the downturn in the economic environment during 2008 and 2009, determining the fair value of the individual reporting units required more judgment on the part of management than in the past. Given the continued recessionary conditions in our industry, estimates of future cash flows used in the analysis performed at June 30, 2009 are lower than those used in the prior year analysis. In addition, our weighted average cost of capital used in the analysis at June 30, 2009 was higher than that used in 2008 due to an increase in the reporting unit risk premium coupled with the market driven inputs to weighted average cost of capital. The discount rates utilized in the analysis also reflect market-based estimates of the risks associated with the projected cash flows of individual reporting units and were increased from the prior year analysis to reflect increased risk due to current volatility in the economic environment.

If there are changes to the methods used to allocate carrying values, if management’s estimates of future operating results change, if there are changes in the identified reporting units or if there are changes to other significant assumptions, the estimated carrying values for each reporting unit and the estimated fair value of our goodwill could change significantly, and could result in future impairment charges, which could materially impact our results of operations and financial condition.

Deferred Tax Asset—We use the liability method of accounting for income taxes as prescribed by SFAS No. 109. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

We continue to evaluate quarterly, the positive and negative evidence regarding the realization of net deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes.” The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. A valuation allowance has been established for 100% of our net deferred tax asset as we no longer believe it meets the “more likely than not” criteria. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If any of the assumptions and related estimates change in the future it may increase or decrease the valuation allowance and related income tax expense in the same period.

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

Uncertain Income Tax Positions—We account for FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109” (“FIN 48”), using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement would result in recognition of a tax benefit and/or an additional charge to the tax provision.

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

Accident claims reserves—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation for periods after March 31, 2008. From September 15, 2002 to March 30, 2008, our insurance deductible was $5.0 million per incident for bodily injury and property damage. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease, for cargo losses and for non-trucking pollution legal liability. As of June 30, 2009, we have $40.1 million in an outstanding letter of credit to our insurance administrator to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letter of credit. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own safety department personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Stock compensation plans—Stock compensation is determined by the assumptions required under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $0.3 million for the six months ended June 30, 2009 and was $0.7 million for the six months ended June 30, 2008. As of June 30, 2009, there was approximately $2.5 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost is approximately four years. For further discussion on stock-based compensation, see Note 5 of Notes to Consolidated Financial Statements included in Item 1 of this report.

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

Restructuring—We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We have made estimates of the costs to be incurred as part of our restructuring plan. During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of non-driver positions and the consolidation or closure of underperforming company terminals. We continued our plan of restructure throughout 2008 which resulted in a restructuring charge of $5.3 million of which the majority related to our trucking segment. The total restructuring charge for 2008 represents $2.0 million of severance costs, $0.6 million in contract termination costs and $2.7 million related to other exit costs. Our restructuring plan is continuing in 2009, and in the first six months we recorded a charge of $1.8 million related to employee termination benefits and other related exit activities. As of June 30, 2009, approximately $0.8 million was accrued related to the restructuring charges, the majority of which is expected to be paid during the remainder of 2009.

New Accounting Pronouncements

Refer to Note 1, “Significant Accounting Policies—New Accounting Pronouncements and Adoption of Statement of Financial Accounting Standards No. 157 and No. 159,” in the Notes to Consolidated Financial Statements for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Transportation	74.8%	67.8%	74.5%	69.6%
Other service revenue	17.3%	11.9%	17.8%	12.4%
Fuel surcharge	7.9%	20.3%	7.7%	18.0%

Total operating revenues	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	59.4%	58.8%	57.1%	58.2%
Compensation	13.0%	12.2%	14.3%	13.0%
Fuel, supplies and maintenance	10.6%	14.7%	11.2%	14.6%
Depreciation and amortization	3.5%	2.4%	3.6%	2.4%
Selling and administrative	4.6%	3.8%	4.7%	4.1%
Insurance claims	2.6%	1.2%	2.7%	1.9%
Taxes and licenses	0.5%	0.6%	0.6%	0.6%
Communication and utilities	1.5%	1.5%	1.5%	1.6%
Gain on disposal of property and equipment	-0.1%	-0.6%	-0.1%	-0.5%
Impairment of goodwill and intangibles	99.2%	0.0%	49.6%	0.0%
Restructuring costs	0.8%	1.1%	0.6%	0.5%

Total operating expenses	195.6%	95.7%	145.8%	96.4%

Operating (loss) income	-95.6%	4.3%	-45.8%	3.6%

Interest expense	4.4%	3.9%	4.5%	4.1%
Interest income	-0.1%	0.0%	-0.1%	0.0%
Gain on extinguishment of debt	0.0%	0.0%	-0.2%	0.0%
Other (income) expense	-0.3%	0.1%	0.0%	0.0%

(Loss) income before income taxes	-99.6%	0.3%	-50.0%	-0.5%
Provision for (benefit from) income taxes	24.7%	0.1%	12.3%	-0.2%

Net (loss) income	-124.3%	0.2%	-62.3%	-0.3%

The following table shows the approximate number of terminals, drivers, tractors and trailers that we managed (including affiliates and owner-operators) as of June 30:

	2009	2008
Terminals (1)	139	161
Drivers	2,748	3,350
Tractors	2,842	3,637
Trailers	7,332	7,625

(1)	excludes transload facilities

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

For the quarter ended June 30, 2009, total revenues were $149.8 million, a decrease of $74.2 million, or 33.1%, from revenues of $224.0 million for the same period in 2008. Transportation revenue decreased by $39.7 million, or 26.1%, primarily due to a decrease in linehaul revenue due to a general weakening of the economy. We had a 25.6% decrease in the total number of miles driven and a 27.8% decrease in loads from the prior-year quarter.

Other service revenue decreased $0.8 million, or 3.1%. This decrease was primarily due to reductions in tank wash revenue of $1.0 million. Fuel surcharge revenue decreased $33.7 million, or 73.9%, due to the decrease in linehaul revenue and the reduction in fuel prices.

Purchased transportation decreased by $42.6 million, or 32.4%, due primarily to the decrease in linehaul revenue, miles driven and loads. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 71.8% for the current quarter versus 66.7% for the prior-year quarter due primarily to the conversion of certain company-operated terminals to affiliate terminals. Our affiliates generated 67.2% of our transportation revenue and fuel surcharge revenue for the three months ended June 30, 2009 compared to 50.1% for the comparable prior year period. We pay our affiliates a greater percentage of transportation revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue.

In 2009, we began consolidating certain company-operated terminals, and transitioning other company operated terminals to affiliates. We expect these actions to continue throughout 2009, and to result in a larger portion of our revenue being generated by affiliates. We believe these actions will reduce certain fixed costs and provide a more variable cost structure in our weakened economy.

Compensation expense decreased $7.9 million, or 28.7%, primarily due to $7.5 million of reduced expense from corporate headcount reductions, terminal consolidations, and conversions of company-operated terminals to affiliate terminals offset by a $0.5 million increase in pension expense. In addition, we had a reduction in compensation expense of $0.9 million for our subsidiary, Quala Systems, Inc. (“QSI”), due to tankwash closures.

Fuel, supplies and maintenance decreased $17.1 million, or 51.8%, due to lower fuel costs of $8.7 million, lower repairs and maintenance expense of $4.7 million and lower equipment rent expense of $2.2 million due to the shift of revenue from company-operated terminals to affiliates. In addition, tank wash operations had a decrease of $0.9 million due to terminal closures and reduced demand.

Selling and administrative expenses decreased by $1.7 million, or 19.7%, primarily due to a $1.3 million reduction in building rent expense and other expenses related to closed or converted terminals. In addition, we had a decrease of $0.4 million in professional fees and $0.4 million in travel related costs offset by an increase in our bad debt reserve of $0.6 million.

Insurance expense increased by $1.1 million, or 37.7%, due primarily to an increase in premium expense related to a decrease in our deductible from $5.0 million to $2.0 million per incident for bodily injury and property damage.

Communication and utilities expense decreased $1.3 million, or 38.8%, primarily due to reduced expense from terminal consolidations, and conversions of company-operated terminals to affiliate terminals.

We generated a gain on disposal of assets of $0.2 million for the quarter ended June 30, 2009 as compared to a gain of $1.4 million in the comparable prior-year period. The gain in 2009 resulted primarily from the sale of equipment. In the prior year, the gain resulted primarily from the sale of land not used in our business.

We recorded a non-cash impairment charge to goodwill and intangibles totaling $148.6 million as a result of our impairment analysis, which is performed at least annually every June 30 on both our trucking and container services segments. We recorded a charge of $144.3 million for the impairment of goodwill in our trucking segment. We also recorded a charge of $1.9 million for the impairment of goodwill in our container services segment and a charge of $2.4 million for the impairment of the tradename in our container services segment. Further information regarding our impairment analysis is included in Goodwill and Intangible Assets in our Critical Accounting Policies and Estimates.

In the second quarter of 2009, we incurred additional restructuring costs of $1.2 million primarily due to the continuation of our restructuring plan which began during the second quarter of 2008. These costs consist of employee termination benefits and other related exit activities.

For the quarter ended June 30, 2009, we incurred an operating loss of $143.2 million compared to operating income of $9.6 million for the same period in 2008 as a result of the above items.

Interest expense decreased by $2.1 million, or 24.6%, in the quarter ended June 30, 2009 compared to the same period in 2008, primarily due to the decrease in interest rates on our revolving credit facility and Senior Floating Rate Notes due 2012 (“2012 Notes”). In addition, the outstanding principal amount of our 9% Notes was lower due to our note repurchases during 2009 and 2008 and the outstanding balance on our revolving credit facility was lower.

The provision for income taxes was $37.0 million for the quarter ended June 30, 2009 compared to $0.5 million for the same period in 2008. The effective tax rates for the three months ended June 30, 2009 and 2008 were approximately (24.8%) and 60.0%, respectively. This change in income taxes was primarily due to the recording of a deferred tax valuation allowance.

For the quarter ended June 30, 2009, our net loss was $186.2 million, compared to net income of $0.4 million for the same period last year.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

For the six months ended June 30, 2009, total revenues were $299.5 million, a decrease of $133.0 million, or 30.8%, from revenues of $432.5 million for the same period in 2008. Transportation revenue decreased by $77.9 million, or 25.9%, primarily due to a decrease in linehaul revenue due to a general weakening of the economy. We had a 26.1% decrease in the total number of miles driven and a 27.7% decrease in loads from the prior-year six months.

Other service revenue increased less than $0.1 million, or 0.1%. This increase was primarily due to a $1.4 million increase in container service revenues generated from expanded terminal operations and $0.8 million of increased rental income from the conversion of certain company-operated terminals to affiliate terminals, offset by reductions in tank wash revenue of $2.1 million. Fuel surcharge revenue decreased $55.1 million, or 70.6%, due to the decrease in linehaul revenue and the reduction in fuel prices

Purchased transportation decreased by $80.7 million, or 32.1%, due primarily to the decrease in linehaul revenue, miles driven and loads. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 69.4% for the current six months versus 66.4% for the prior-year six months due primarily to the conversion of certain company-operated terminals to affiliate terminals. Our affiliates generated 63.2% of our transportation revenue and fuel surcharge revenue for the six months ended June 30, 2009 compared to 50.2% for the comparable prior year period. We pay our affiliates a greater percentage of transportation revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue.

In 2009, we began consolidating certain company-operated terminals, and transitioning other company operated terminals to affiliates. We expect these actions to continue throughout 2009, and to result in a larger portion of our revenue being generated by affiliates. We believe these actions will reduce certain fixed costs and provide a more variable cost structure in our weakened economy.

Compensation expense decreased $13.2 million, or 23.7%, primarily due to $12.3 million of reduced expense from corporate headcount reductions, terminal consolidations, and conversions of company-operated terminals to affiliate terminals offset by a $1.1 million increase in pension expense. In addition, we had a reduction in compensation expense of $2.1 million for QSI due to tank wash closures.

Fuel, supplies and maintenance decreased $29.7 million, or 47.0%, due to lower fuel costs of $15.0 million, lower repairs and maintenance expense of $8.3 million, and lower equipment rent expense of $4.1 million due to the shift of revenue from company-operated terminals to affiliates. In addition, tank wash operations had a decrease of $1.7 million due to terminal closures and reduced demand.

Selling and administrative expenses decreased by $3.8 million, or 21.3%, primarily due to a $2.7 million reduction in building rent expense and other expenses related to closed or converted terminals. In addition, we had a decrease of $0.8 million in professional fees and $0.9 million in travel related costs offset by an increase in our bad debt reserve of $1.1 million.

Insurance expense decreased by $0.4 million, or 5.1%, due primarily to a reduction in the number and severity of accidents that occurred during the six months ended June 30, 2009.

Communication and utilities expense decreased $2.2 million, or 31.4%, primarily due to reduced expense from terminal consolidations, and conversions of company-operated terminals to affiliate terminals.

We generated a gain on disposal of assets of $0.3 million for the six months ended June 30, 2009 as compared to a gain of $2.0 million in the comparable prior-year period. The gain in 2009 resulted primarily from the sale of equipment. In the prior year, the gain resulted primarily from the sale of land not used in our business.

We recorded a non-cash impairment charge to goodwill and intangibles totaling $148.6 million as a result of our impairment analysis, which is performed at least annually every June 30 on both our trucking and container services segments. We recorded a charge of $144.3 million for the impairment of goodwill in our trucking segment. We also recorded a charge of $1.9 million for the impairment of goodwill in our container services segment and a charge of $2.4 million for the impairment of the tradename in our container services segment. Further information regarding our impairment analysis is included in Goodwill and Intangible Assets in our Critical Accounting Policies and Estimates.

In the six months ended June 30, 2009, we incurred additional restructuring costs of $1.8 million primarily due to the continuation of our restructuring plan which began during the second quarter of 2008. These costs consist of employee termination benefits and other related exit activities.

For the six months ended June 30, 2009, we incurred an operating loss of $137.2 million compared to operating income of $15.4 million for the same period in 2008 as a result of the above items.

Interest expense decreased by $4.3 million, or 24.0%, in the six months ended June 30, 2009 compared to the same period in 2008, primarily due to the decrease in interest rates on our revolving credit facility and 2012 Notes. In addition, the outstanding principal amount of our 9% Notes was lower due to our note repurchases during 2009 and 2008 and the outstanding balance on our revolving credit facility was lower.

Gain on debt extinguishment of $0.7 million resulted from the repurchase of $1.0 million of our 9% Notes.

The provision for income taxes was $36.9 million for the six months ended June 30, 2009 compared to a benefit from income taxes of $0.8 million for the same period in 2008. The effective tax rates for the six months ended June 30, 2009 and 2008 were approximately (24.7%) and 33.9%, respectively. This change in income taxes was due to the recording of a deferred tax valuation allowance.

For the six months ended June 30, 2009, our net loss was $186.5 million, compared to net loss of $1.6 million for the same period last year.

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

Summarized segment operating results are as follows (in thousands):

	Three months ended June 30,				Change
	2009	% of Total	2008	% of Total	$	%
Operating revenues:
Trucking	113,470	75.8%	182,295	81.4%	(68,825)	(37.8)%
Container Services	17,878	11.9%	22,387	10.0%	(4,509)	(20.1)%
Other revenue	18,438	12.3%	19,280	8.6%	(842)	(4.4)%

Total	149,786	100.0%	223,962	100.0%

Operating income:
Trucking	8,104	69.2%	11,300	71.2%	(3,196)	(28.3)%
Container Services	2,001	17.1%	2,070	13.1%	(69)	(3.3)%
Other operating income	1,601	13.7%	2,492	15.7%	(891)	(35.8)%

Total	11,706	100.0%	15,862	100.0%

	Six months ended June 30,				Change
	2009	% of Total	2008	% of Total	$	%
Operating revenues:
Trucking	224,618	75.0%	349,776	80.9%	(125,158)	(35.8)%
Container Services	37,779	12.6%	44,270	10.2%	(6,491)	(14.7)%
Other revenue	37,121	12.4%	38,417	8.9%	(1,296)	(3.4)%

Total	299,518	100.0%	432,463	100.0%

Operating income:
Trucking	15,689	66.7%	18,117	69.7%	(2,428)	(13.4)%
Container Services	5,290	22.5%	4,077	15.7%	1,213	29.8%
Other operating income	2,552	10.8%	3,817	14.6%	(1,265)	(33.1)%

Total	23,531	100.0%	26,011	100.0%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Operating revenue:

Trucking – revenues decreased $68.8 million, or 37.8%, for the quarter ended June 30, 2009 compared to the same period for 2008 due to a decrease of $37.5 in linehaul revenue and a decrease of $31.3 million of fuel surcharge.

Container Services – revenues decreased $4.5 million, or 20.1%, for the quarter ended June 30, 2009 compared to the same period for 2008 due to a decrease of $2.5 million of fuel surcharge and a decrease of $2.0 in linehaul revenue.

Other revenue – revenues decreased $0.8 million, or 4.4%, for the quarter ended June 30, 2009 compared to the same period for 2008 due primarily to a decrease in our tank wash revenue.

Operating income:

Trucking – operating income decreased $3.2 million, or 28.3%, for the quarter ended June 30, 2009 compared to the same period for 2008 due to a decrease in linehaul revenue offset by cost savings initiatives and conversion of company-operated terminals to affiliate terminals.

Container Services – operating income decreased less than $0.1 million, or 3.3%, for the quarter ended June 30, 2009 compared to the same period for 2008.

Other operating income – operating income decreased $0.9 million, or 35.8%, for the quarter ended June 30, 2009 compared to the same period for 2008 primarily due to reduced tank wash revenue.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Operating revenue:

Trucking – revenues decreased $125.2 million, or 35.8%, for the six months ended June 30, 2009 compared to the same period for 2008 due to a decrease of $73.9 in linehaul revenue and a decrease of $51.3 million of fuel surcharge.

Container Services – revenues decreased $6.5 million, or 14.7%, for the six months ended June 30, 2009 compared to the same period for 2008 due to a decrease of $4.2 million of fuel surcharge and a decrease of $2.3 in linehaul revenue.

Other revenue – revenues decreased $1.3 million, or 3.4%, for the six months ended June 30, 2009 compared to the same period for 2008 due primarily to a decrease in our tank wash revenue offset by an increase in rental income.

Operating income:

Trucking – operating income decreased $2.4 million, or 13.4%, for the six months ended June 30, 2009 compared to the same period for 2008 due to a decrease in linehaul revenue offset by cost savings initiatives and conversion of company-operated terminals to affiliate terminals.

Container Services – operating income increased $1.2 million, or 29.8%, for the six months ended June 30, 2009 compared to the same period for 2008 due to expanded terminal operations.

Other operating income – operating income decreased $1.3 million, or 33.1%, for the six months ended June 30, 2009 compared to the same period for 2008, primarily due to reduced tank wash revenue.

Liquidity and Capital Resources

We believe that our liquidity, asset-light business model, and streamlined operations will enable us to weather a continued economic downturn. Although miles driven were lower than the prior year period, we still generated positive cash flow from operations during the first six months of 2009. We reduced the aggregate principal amount of our long-term debt and capital lease obligations (including current maturities) by $20.6 million during the six months ended June 30, 2009. Additionally, at June 30, 2009, we had $44.3 million of borrowing availability under our asset-based loan facility (the “ABL Facility”).

The following summarizes our cash flows for the six months ended June 30, 2009 and 2008 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements (in thousands):

	Six months ended June 30,
	2009	2008
Net cash provided by (used in) operating activities	$22,498	$(11,552)
Net cash used in investing activities	(611)	(9,629)
Net cash (used in) provided by financing activities	(25,756)	14,195
Effect of exchange rate changes on cash	16	(7)

Net decrease in cash and cash equivalents	(3,853)	(6,993)
Cash and cash equivalents at beginning of period	6,787	9,711

Cash and cash equivalents at end of period	$2,934	$2,718

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

Net cash provided by operating activities was $22.5 million for the six month period ended June 30, 2009 compared to $11.6 million used in the comparable 2008 period. The $34.1 million increase in cash provided by operating activities was due in part to the increased collections of outstanding accounts receivable and fewer loss and damage claims paid in the 2009 period.

Net cash used in investing activities totaled $0.6 million for the six month period ended June 30, 2009 compared to $9.6 million used in the comparable 2008 period. The $9.0 million change resulted from a decrease in capital expenditures, decrease in business assets purchased, and increase in proceeds from sale of assets not used in our business in 2009.

Net cash used in financing activities was $25.8 million during the six month period ended June 30, 2009, compared to $14.2 million provided by in the comparable 2008 period. The cash was utilized to repay $10.5 million of borrowings under our ABL Facility, to pay down debt and capital lease obligations, and repurchase $1.0 million in principal amount of our 9% Notes. In the 2008 period, we had increased borrowings of $17.3 million on our ABL Facility that was used to pay accrued loss and damage claims, to purchase equipment and to pay down debt and capital lease obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at June 30, 2009 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2009	Years 2010 & 2011	Years 2012 & 2013	Year 2014 and after
Operating leases (1)	$57,245	$9,237	$27,677	$11,906	$8,425
Total indebtedness (2)	323,893	1,639	104,340	215,835	2,079
Capital leases	20,857	4,249	9,412	6,761	435
Interest on indebtedness (3)	49,373	10,773	32,435	5,885	280

Total	$451,368	$25,898	$173,864	$240,387	$11,219

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases.
(2)	Includes an unamortized original issue discount of $2.8 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of June 30, 2009 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of June 30, 2009 will remain in effect until maturity.

Other Liabilities and Obligations

We have $11.1 million of environmental liabilities, $19.0 million of pension plan obligations and $21.4 million of other insurance claim obligations. We expect to pay these various obligations over the next ten years. We also have $47.5 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letters of credit as of June 30, 2009 for our insurance administrator totaled $40.1 million. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letters of credit. As of June 30, 2009, our FIN 48 liability is $2.0 million and represents total gross unrecognized tax benefits that may be paid in future periods. In addition, we have accrued $1.1 million of interest and penalties that may be paid in future periods.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Capital lease obligations	$20,857	$23,816
ABL Facility	76,500	87,000
Senior Floating Rate Notes due 2012	135,000	135,000
9% Senior Subordinated Notes due 2010	99,761	100,761
Boasso Note	—	2,500
Other Notes	12,632	16,855

Long-term debt, including current maturities	344,750	365,932
Discount on Senior Floating Rate Notes	(2,796)	(3,346)

	341,954	362,586
Less current maturities of long-term debt (including capital lease obligations)	(9,933)	(16,355)

Long-term debt, less current maturities	$332,021	$346,231

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

The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit, which are allocated pro rata between the two tranches based on the then-current borrowing base for each tranche (or, if the credit extensions under the fixed asset tranche are repaid and the commitments there under are terminated prior to the termination of the ABL Facility, to the current asset tranche), and up to $10.0 million for swingline borrowings on same-day notice, which are allocated under the current asset tranche. The proceeds of the ABL Facility were used, together with the proceeds from an additional private offering of $50 million of Senior Floating Rate Notes (described below under “Senior Floating Rate Notes”), to repay a portion of our previous credit facility and to finance a portion of the Boasso acquisition. The ABL Facility contains a fixed charge coverage ratio of 1.0 to 1.0 which only needs to be met if borrowing availability is less than $20 million. At June 30, 2009, we had $44.3 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin for borrowings under the current asset tranche at June 30, 2009 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at June 30, 2009 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate for the ABL Facility is the higher of the prime rate and the federal funds overnight rate plus 0.50%. We are also required to pay a fee for utilized commitments under the ABL Facility at a rate equal to 0.25% per annum. The ABL Facility is required to be prepaid only to the extent that the aggregate amount of outstanding borrowings, unreimbursed letter of credit drawings and undrawn letters of credit under the relevant tranche exceeds the lesser of the applicable commitments and the applicable borrowing base in effect at such time for such tranche. The borrowing base for the current asset tranche consists of eligible accounts receivable, eligible inventory and eligible truck and trailer fleet, and the borrowing base for the fixed asset tranche consists of eligible real property and certain eligible equipment. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at June 30, 2009 and 2008 was 2.4% and 4.6%, respectively.

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

Senior Floating Rate Notes

On January 28, 2005, we consummated the private offering of $85 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. On December 18, 2007, we consummated a private offering of $50 million in Senior Floating Rate Notes by QD LLC and QD Capital and guaranteed by QDI and domestic subsidiaries at 93% of the face value of the notes (combined “the 2012 Notes”). The 2012 Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds of the $85 million offering were used to repay approximately $70 million of a previous term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of previous outstanding Series B Notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our previous credit facility. The previous credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The net proceeds of the $50 million offering were used to repay a portion of our previous credit facility and to finance a portion of the Boasso acquisition. The interest rate on the $135 million of 2012 Notes at June 30, 2009 and 2008 was 5.6% and 7.2%, respectively.

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

As of June 30, 2009, we have repurchased $25.2 million in principal amount of 9% Notes. The repurchase of these 9% Notes for approximately $8.0 million plus accrued interest of $0.2 million resulted in a pre-tax gain on extinguishment of debt of $0.7 million in the first quarter of 2009 and $16.5 million in the fourth quarter of 2008.

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

QD LLC, has the ability to incur additional debt, subject to limitations imposed by the indentures governing the 9% Notes and the 2012 Notes. Under the indentures governing the 9% Notes and 2012 Notes, in addition to specified permitted indebtedness, QD LLC will be able to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) is 2.00 to 1.0 or less. As of June 30, 2009, we were in compliance with this covenant.

We are in compliance with all covenants in our indebtedness at June 30, 2009.

Debt Retirement

The following is a schedule of our indebtedness at June 30, 2009 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2009	2010	2011	2012	2013 and after	Total
Capital lease obligations	$4,249	$5,115	$4,297	$5,135	$2,061	$20,857
ABL Facility (1)	—	—	—	—	76,500	76,500
9% Senior Subordinated Notes, due 2010	—	99,761	—	—	—	99,761
Senior Floating Rate Notes, due 2012 (2)	—	—	—	135,000	—	135,000
Other Notes	1,639	2,268	2,311	2,104	4,310	12,632

Total	$5,888	$107,144	$6,608	$142,239	$82,871	$344,750

(1)	The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.
(2)	Amounts do not include the remaining unamortized original issue discount of $2.8 million relating to the 2012 Notes.

The following is a schedule of our debt issuance costs at June 30, 2009 (in thousands):

	Issuance Costs	Accumulated Amortization	Balance
ABL Facility	$6,862	$(1,944)	$4,918
9% Senior Subordinated Notes, due 2010	5,213	(4,385)	828
Senior Floating Rate Notes, due 2012	4,796	(2,468)	2,328

Total	$16,871	$(8,797)	$8,074

Amortization expense of deferred issuance costs was $1.4 million and $1.5 million for the six months ending June 30, 2009 and 2008, respectively. We are amortizing these costs over the term of the debt instruments.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 as well as those discussed in this Quarterly Report on Form 10-Q. These factors include:

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

•	the cost of complying with existing and future anti-terrorism security measures enacted by federal, state and municipal authorities,

•	the potential loss of our ability to use net operating losses to offset future income,

•	increased unionization, which could increase our operating costs or constrain operating flexibility,

•	changes in senior management,

•	our ability to successfully manage workforce restructurings,

•	our ability to effectively manage terminal operations that are converted from Company-operated to affiliate,

•	our ability to successfully integrate acquired businesses, and

•	interests of Apollo Management, our largest shareholder, which may conflict with your interests.

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the three months ended June 30, 2009, we did not hold derivative instruments or engage in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under the ABL Facility and the 2012 Notes. With regard to the ABL Facility at QD LLC’s option, the applicable margin for borrowings under the current asset tranche at June 30, 2009 is 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at June 30, 2009 is 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate under the ABL Facility is equal to the higher of the prime rate and the federal funds overnight rate plus 0.50%. The base rate for our 2012 Notes is LIBOR plus 4.50%.

	Balance at June 30, 2009 ($ in 000s)	Interest Rate at June 30, 2009	Effect of 1% Increase ($ in 000s)
ABL Facility	$76,500	2.39%	$765
Senior Floating Rate Notes - $135M	135,000	5.63%	1,350

Total	$211,500		$2,115

At June 30, 2009, a 1% point increase in the current per annum interest rate for each would result in $2.1 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of June 30, 2009. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in U.S. dollars; and

•	the value of the net assets of our international operations reported in U.S. dollars.

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 6.1% of our consolidated revenue for the six months ended June 30, 2009 and 6.6% of our consolidated revenue for the six months ended June 30, 2008. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the U.S. dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the six months ended June 30, 2009 were negatively impacted by a $3.6 million foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first six months of 2009 related to the Canadian dollar versus the U.S. dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.2 million for the six months ended June 30, 2009, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the U.S. dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at June 30, 2009, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the six months ended June 30, 2009 and 2008, a majority of fuel costs were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

Other than reported in “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2008, “Note 18. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 10. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A — Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company.

Additionally, we may be subject to the risk set forth below:

•	we currently do not intend to pay dividends on our common stock

We do not expect to pay dividends on our common stock in the foreseeable future. In addition, the Florida Business Corporation Act and the agreements and indentures governing our indebtedness restrict our ability to pay dividends. Accordingly, the price of our common stock must appreciate in order to realize a gain on one’s investment. This may not occur.

In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

ITEM 3 — Defaults Upon Senior Securities

None

ITEM 4 — Submission of Matters to a Vote of Security Holders

The annual general meeting of the shareholders of Quality Distribution, Inc. was held on May 14, 2009. At the meeting, the following actions were approved by the shareholders. There were no broker non-votes.

Eight individuals were elected as directors of QDI. The voting was as follows:

	For	Withheld

Marc E. Becker	17,748,920	617,861
Gary R. Enzor	17,952,805	413,976
Richard B. Marchese	16,302,768	2,064,013
Thomas R. Miklich	16,302,768	2,064,013
Stan Parker, Jr.	17,763,487	603,294
M. Ali Rashid	17,748,400	618,381
Alan H. Schumacher	16,301,494	2,065,287
Thomas M. White	17,783,289	583,492

The voting on the following resolution was as follows:

	For	Withheld	Abstain
Ratification of PricewaterhouseCoopers LLP as Independent Registered Certified Public Accounting Firm	18,357,323	7,036	2,422

ITEM 5 — Other Information

None

ITEM 6 — Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

August 7, 2009	/s/ Gary R. Enzor
GARY R. ENZOR,
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

August 7, 2009	/s/ Stephen R. Attwood
STEPHEN R. ATTWOOD,
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)