Form 10-Q
period 2009-09-30
QUALITY DISTRIBUTION INC
filed 2009-11-06
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 2, 2009, the registrant had 19,651,761 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited - in 000’s, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Transportation	$120,444	$144,774	$343,554	$445,798
Other service revenue	26,793	25,494	80,241	78,916
Fuel surcharge	15,568	44,473	38,528	122,490

Total operating revenues	162,805	214,741	462,323	647,204

OPERATING EXPENSES:
Purchased transportation	102,393	124,800	273,269	376,378
Compensation	19,040	27,519	61,791	83,518
Fuel, supplies and maintenance	16,129	30,031	49,591	93,199
Depreciation and amortization	5,055	5,207	15,694	15,435
Selling and administrative	5,592	8,699	19,614	26,515
Insurance costs	3,081	3,202	11,076	11,629
Taxes and licenses	1,023	1,583	3,096	4,042
Communication and utilities	1,977	3,104	6,785	10,109
Loss (gain) on disposal of property and equipment	279	(867)	14	(2,832)
Impairment charge	—	—	148,630	—
Restructuring costs	340	1,700	2,105	4,075

Total operating expenses	154,909	204,978	591,665	622,068

Operating income (loss)	7,896	9,763	(129,342)	25,136
Interest expense	6,462	8,455	19,980	26,246
Interest income	(25)	(128)	(211)	(333)
Gain on extinguishment of debt	—	—	(675)	—
Other (income) expense	(8)	15	(284)	171

Income (loss) before income taxes	1,467	1,421	(148,152)	(948)
Provision for (benefit from) income taxes	41	704	36,951	(98)

Net income (loss)	$1,426	$717	$(185,103)	$(850)

PER SHARE DATA:
Net income (loss) per common share
Basic	$0.07	$0.04	$(9.55)	$(0.04)

Diluted	$0.07	$0.04	$(9.55)	$(0.04)

Weighted-average number of shares
Basic	19,458	19,387	19,373	19,377

Diluted	19,653	19,556	19,373	19,377

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In 000’s)

Unaudited

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,831	$6,787
Accounts receivable, net	80,728	81,612
Prepaid expenses	6,382	12,922
Deferred tax asset, net	6,774	14,707
Other	5,772	7,950

Total current assets	102,487	123,978
Property and equipment, net	131,802	148,692
Assets held-for-sale	4,927	—
Goodwill	27,289	173,519
Intangibles, net	18,859	22,698
Non-current deferred tax asset, net	—	22,636
Other assets	8,203	10,580

Total assets	$293,567	$502,103

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$3,538	$8,361
Current maturities of capital lease obligations	6,063	7,994
Accounts payable	9,646	16,126
Affiliates and independent owner-operators payable	11,052	7,649
Accrued expenses	22,937	25,357
Environmental liabilities	4,563	4,819
Accrued loss and damage claims	9,074	8,705

Total current liabilities	66,873	79,011

Long-term indebtedness, less current maturities	316,547	330,409
Capital lease obligations, less current maturities	12,862	15,822
Environmental liabilities	6,695	6,035
Accrued loss and damage claims	11,152	12,815
Other non-current liabilities	30,430	25,158

Total liabilities	444,559	469,250

Commitments and contingencies - Note 10
Redeemable noncontrolling interest	1,833	1,833

SHAREHOLDERS’ (DEFICIT) EQUITY

Common stock, no par value; 29,000 shares authorized; 19,857 issued and 19,652 outstanding at September 30, 2009 and 19,754 issued and 19,549 outstanding at December 31, 2008.	363,365	362,945

Treasury stock, 205 shares at September 30, 2009 and December 31, 2008	(1,580)	(1,580)
Accumulated deficit	(299,137)	(114,034)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(25,650)	(26,488)
Stock subscriptions receivable	(234)	(234)

Total shareholders’ (deficit) equity	(152,825)	31,020

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$293,567	$502,103

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2009 and 2008

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Subscription Receivables	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2007	19,334	(158)	$361,617	$(1,564)	$(126,146)	$(189,589)	$(16,748)	$(270)	$27,300
Net loss	—	—	—	—	(850)	—	—	—	(850)
Issuance of restricted stock	398	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(45)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	189	—	—	—	—	—	189
Amortization of non-employee options	—	—	94	—	—	—	—	—	94
Amortization of stock options	—	—	860	—	—	—	—	—	860
Acquisition of treasury stock	—	(1)	—	(16)	—	—	—	36	20
Amortization of prior service costs, net of tax provision	—	—	—	—	—	—	241	—	241
Translation adjustment, net of tax provision	—	—	—	—	—	—	113	—	113

Balance, September 30, 2008	19,732	(204)	$362,760	$(1,580)	$(126,996)	$(189,589)	$(16,394)	$(234)	$27,967

Balance, December 31, 2008	19,754	(205)	$362,945	$(1,580)	$(114,034)	$(189,589)	$(26,488)	$(234)	$31,020
Net loss	—	—	—	—	(185,103)	—	—	—	(185,103)
Issuance of restricted stock	103	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	147	—	—	—	—	—	147
Amortization of stock options	—	—	273	—	—	—	—	—	273
Amortization of prior service costs and losses, net of tax	—	—	—	—	—	—	936	—	936
Translation adjustment, net of tax	—	—	—	—	—	—	(98)	—	(98)

Balance, September 30, 2009	19,857	(205)	$363,365	$(1,580)	$(299,137)	$(189,589)	$(25,650)	$(234)	$(152,825)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - In 000’s)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(185,103)	$(850)
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Deferred income tax benefit	(5,138)	(892)
Depreciation and amortization	15,694	15,435
Bad debt expense	1,811	1,000
Loss (gain) on disposal of property and equipment	14	(2,832)
Impairment charge	148,630	—
Gain on extinguishment of long-term debt	(675)	—
Stock-based compensation	420	1,143
Amortization of deferred financing costs	2,126	2,235
Amortization of bond discount	825	825
Redeemable noncontrolling interest dividends	109	109
Provision for deferred tax asset valuation allowance	42,482	—
Changes in assets and liabilities:
Accounts and other receivables	(1,092)	(7,915)
Prepaid expenses	6,633	2,692
Other assets	2,071	1,935
Accounts payable	222	1,830
Accrued expenses	(2,420)	4,050
Environmental liabilities	403	(658)
Accrued loss and damage claims	(1,294)	(8,239)
Affiliates and independent owner-operators payable	3,403	3,752
Other liabilities	146	(2,418)
Current income taxes	(54)	(537)

Net cash provided by operating activities	29,213	10,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,125)	(14,967)
Acquisition of businesses and assets	—	(1,397)
Boasso purchase adjustment	—	1,318
Proceeds from sales of property and equipment	6,495	4,598

Net cash used in investing activities	(630)	(10,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	1,049
Principal payments on long-term debt	(6,928)	(3,316)
Principal payments on capital lease obligations	(6,153)	(1,949)
Proceeds from revolver	28,600	110,700
Payments on revolver	(40,600)	(89,830)
Payments on acquisition notes	(711)	(631)
Deferred financing costs	—	(623)
Change in book overdraft	(6,673)	(1,782)
Redeemable noncontrolling interest dividends	(109)	(109)
Other stock transactions	—	20

Net cash (used in) provided by financing activities	(32,574)	13,529

Effect of exchange rate changes on cash	35	(14)
Net (decrease) increase in cash and cash equivalents	(3,956)	13,732
Cash and cash equivalents, beginning of period	6,787	9,711

Cash and cash equivalents, end of period	$2,831	$23,443

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$15,867	$20,308

Income Taxes	392	1,684

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

We are primarily engaged in truckload transportation of bulk chemicals and are also engaged in International Organization Standardization, or ISO, tank container transportation and depot services, logistics and other value-added services. We conduct a significant portion of our business through a network of affiliates, company terminals and independent owner-operators. Affiliates are independent companies, which enter into various term contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from us. Owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with owner-operators may be terminated by either party on short notice. We charge affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and owner-operators are normally paid a percentage of the revenues generated for each load hauled.

Our accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of consolidated financial position, results of operations and cash flows have been included. The year ended consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by GAAP. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2008, including the consolidated financial statements and accompanying notes.

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification, or Codification. Effective July 1, 2009, the Codification became the single source for all authoritative generally accepted accounting principles, recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, we adopted the Codification for the reporting in our 2009 third quarter. The Codification does not change GAAP and did not impact our financial position or results of operations.

In June 2009, FASB issued new guidance which revises and updates previously issued guidance related to variable interest entities. The new guidance eliminates the exceptions to consolidating qualifying special-purpose entities that were included in the prior guidance. The new guidance contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The new guidance will be effective for our fiscal year beginning January 1, 2010. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

In June 2009, the FASB issued guidance that eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance will be effective for our fiscal year beginning January 1, 2010. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

In May 2009, the FASB issued guidance related to subsequent events that provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted this guidance in the second quarter of 2009, as it became effective for interim or annual financial periods ending after June 15, 2009. We evaluated subsequent events after the balance sheet date of September 30, 2009, through the date of issuance, November 6, 2009.

On April 9, 2009, the Securities and Exchange Commission (“SEC”) issued guidance that amended and supplemented its previous guidance on other than temporary impairment of certain investments in debt and equity securities The newly issued guidance maintains the SEC staff’s previous views related to equity securities; however, debt securities are excluded from its scope. The guidance provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The guidance was effective upon issuance and had no impact on our consolidated financial statements.

On April 9, 2009, the FASB issued guidance which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. The disclosures are required prospectively and are effective for interim and annual periods ending after June 15, 2009. We adopted this guidance, and the required disclosures are included in this Quarterly Report on Form 10-Q. This guidance has no impact on our consolidated financial statements.

On April 1, 2009, the FASB issued guidance requiring that assets acquired and liabilities assumed in a business combination that arise from a contingency must be recognized at fair value. If fair value cannot be determined during the measurement period defined in the guidance, the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with the guidance. The guidance is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of this guidance if and when a future acquisition occurs.

On January 1, 2009, we adopted newly issued guidance from the FASB regarding business combinations. This guidance significantly changes the financial accounting and reporting of business combination transactions but retains the fundamental requirements of the prior guidance, including utilizing the purchase method for all business combinations and identifying an acquirer for each business combination. The impact of adopting the new guidance will depend on the nature, terms and size of business combinations completed.

On January 1, 2009, we adopted the FASB’s amended guidance on noncontrolling interests in consolidated financial statements. This guidance requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests, and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. Other than the reporting requirements described above which require retrospective application, the remaining provisions are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance had an immaterial impact on our consolidated financial statements.

In conjunction with guidance on noncontrolling interests, we adopted guidance on classification and measurement of redeemable securities. This standard is applicable for all noncontrolling interests where the Company is subject to equity classified securities that are redeemable or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer. A subsidiary of QDI has issued and outstanding preferred stock that is held by holders other than QDI and its other subsidiaries. The holders have the right to cause us to redeem their shares of preferred stock. The redemption value of the preferred stock held by these noncontrolling holders equals the fair value of $1.8 million at September 30, 2009 and is reflected in our consolidated balance sheets as redeemable noncontrolling interest.

On January 1, 2009, we adopted new guidance from the FASB on determining the useful life of intangible assets which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The amended guidance removes an earlier requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions; instead, it requires an entity to consider its own historical experience in renewing similar arrangements. The guidance also requires expanded disclosure related to the determination of intangible asset useful lives. The adoption of this guidance had no impact on our consolidated financial statements.

On January 1, 2009, we adopted the FASB’s guidance to assist in determining whether instruments granted in share-based payment transactions are participating securities. The guidance addresses whether unvested equity-based awards are participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method The adoption of this guidance had no impact on our consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and significant concentrations of risk within plan assets. The disclosures required become effective for us on December 31, 2009. We have determined that the adoption of this guidance will not have an impact on our consolidated financial statements.

On January 1, 2008, we adopted the FASB’s guidance on fair value measurements which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over company-specific inputs. The guidance requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the observable inputs to the valuation of an asset or liability at the measurement date. The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB permitted companies to partially defer the effective date of its fair value measurement guidance for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and we elected to do so. On January 1, 2009, we adopted the fair value measurement guidance for nonfinancial assets and nonfinancial liabilities. The effect of our adoption was not material to our consolidated financial statements.

On January 1, 2008, we adopted the FASB’s guidance on the fair value option for financial assets and financial liabilities which permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value; therefore, the adoption of this guidance has had no effect on our results of operations.

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

Fair Value Measurements on a Nonrecurring Basis

The following tables summarize assets measured at fair value on a nonrecurring basis subsequent to initial recognition:

	September 30, 2009	Significant Unobservable Inputs (Level 3)	Total Loss
Assets
Goodwill	$27,289	$27,289	$(146,230)
Intangibles	18,859	18,859	(2,400)

Total	$46,148	$46,148	$(148,630)

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

Goodwill and Intangibles

Goodwill and intangible assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs. Fair value is determined using a combination of two valuation approaches: the market approach and the income approach. As of September 30, 2009, the carrying value of our goodwill was $27.3 million, and the carrying value of our intangibles was $18.9

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

million. These values reflect adjustments to fair value made as of June 30, 2009 as a result of our annual impairment analysis. Refer to Note 2 in the Notes to Consolidated Financial Statements included in Item 1 of this report for further information on the valuation process of our goodwill and intangibles.

Long-term indebtedness

The fair value of our 9% Senior Subordinated Notes (“9% Notes”) and our Senior Floating Rate Notes (“2012 Notes”) were based on quoted market prices. As of September 30, 2009, the carrying value of our 9% Notes was $99.8 million with a fair value of $74.9 million. As of September 30, 2009, the carrying value of our 2012 Notes was $135.0 million with a fair value of $106.7 million. Our asset-based loan facility (the “ABL Facility”) is variable rate debt and approximates fair value.

The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

Acquisition of Business Assets

During the first nine months of 2009, we did not complete any acquisitions of businesses or affiliates. During 2008, we purchased two transportation companies and an affiliate for $2.1 million, in the aggregate, of which $1.4 million was paid in cash at closing and the remaining $0.7 million is payable over future periods. Of the total $2.1 million, we allocated $1.0 million to property and equipment, $0.9 million to goodwill, and $0.2 million to other intangible assets such as non-compete agreements.

2. Goodwill and Intangible Assets

Under the FASB guidance, goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. We evaluate goodwill for impairment by determining the fair value for each reporting unit: our trucking segment and our container services segment. These reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30. Described in greater detail below, the methodology applied in the analysis performed at June 30, 2009 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis we concluded a total impairment charge to goodwill of $146.2 million was necessary at June 30, 2009, of which $144.3 million was related to our trucking segment eliminating 100% of the carrying amount, and $1.9 million was related to our container services segment. As of September 30, 2009, our goodwill assets were $27.3 million.

Our annual analysis for potential impairment of goodwill requires significant judgment at many points during the analysis and involves a two-step process. In the first step, we determine whether there is an indication of impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If, based on the first step, we determine that there is an indication of goodwill impairment, the Company will measure any identified goodwill impairment. In the first step, we determine the fair value for our reporting units using a combination of two valuation approaches: the market approach and the income approach. The market approach uses a guideline company methodology which is based upon a comparison of us to similar publicly-traded companies within our industry. We derive a market value of invested capital or business enterprise value for each comparable company by multiplying the price per share of common stock of the publicly traded companies by their total common shares outstanding and adding each company’s current level of debt. We calculate a business enterprise multiple based on revenue and earnings from each company and then apply those multiples to each reporting unit’s revenue and earnings to conclude a reporting unit business enterprise value. Assumptions regarding the selection of comparable companies are made based on, among other factors, capital structure, operating environment and industry. As the comparable companies were typically larger and more diversified than our reporting units, multiples were adjusted prior to application to our reporting units’ revenues and earnings to reflect differences in margins, long-term growth prospects and market capitalization.

The income approach uses a discounted debt-free cash flow analysis to measure fair value by estimating the present value of future economic benefits. To perform the discounted debt-free cash flow analysis, we develop a pro forma analysis of each reporting unit to estimate future available debt-free cash flow and discount estimated debt-free cash flow using an estimated industry weighted average cost of capital based on the same comparable companies used in the market approach. Per the FASB’s guidance, the weighted average cost of capital is based on inputs (e.g., capital structure, risk, etc.) from a market participant’s perspective and not necessarily from the reporting unit’s or QDI’s perspective. Future cash flow is projected based on assumptions for our economic growth, industry expansion, future operations and the discount rate, all of which require significant judgments by management.

After computing a separate business enterprise value under the income approach and market approach, we apply a weighting to them to derive the business enterprise value of the reporting unit. The income approach and market approach were both weighted 50% in the analysis performed June 30, 2009. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Based on these weightings, we conclude a business enterprise value for each reporting unit. We then add debt-free liabilities of the reporting unit to the concluded business enterprise value to derive an implied fair value of the reporting unit. The implied fair value is compared to the reporting unit’s carrying value of

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

total assets. Upon completion of the June 30, 2009 analysis in step one, we determined that the carrying amount of our trucking reporting unit exceeded its fair value and the carrying amount of our container services reporting unit was nearly breakeven with its fair value, requiring a step two analysis to be performed for both reporting units.

In step two of the goodwill impairment test, the amount of impairment loss is determined by comparing the implied fair value of each reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. This involves testing the definite-lived assets in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets, using undiscounted cash flows. Then a fair value allocation is performed for each reporting unit based on the business enterprise value obtained in step one. From that we determine the actual goodwill impairment for each reporting unit based on the goodwill residual amount. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. Upon completion of step two of the analysis as of June 30, 2009, an impairment charge was determined.

In order to determine the implied fair value of our indefinite-lived intangible assets, in accordance with generally accepted and recognized valuation standards, we utilize the relief from royalty method pursuant to which those assets are valued by reference to the amount of royalty income they would generate if licensed in an arm’s length transaction. Under the relief from royalty method, similar to the discounted cash flow method, estimated net revenues expected to be generated by the asset during its life are multiplied by a benchmark royalty rate and then discounted by the estimated weighted average cost of capital associated with the asset. The resulting capitalized royalty stream is an indication of the value of owning the asset. Based upon management’s review of the value of the indefinite-lived intangible assets in our container services segment during the June 30 analysis, we determined that the carrying value of the Boasso tradename exceeded its implied fair value by $2.4 million at June 30, 2009.

We evaluate at least quarterly whether indicators of impairment exist by reviewing our market capitalization. Our quarterly evaluation at September 30, 2009 demonstrated no new or additional indicators of impairment.

Intangible assets at September 30, 2009 were as follows (in thousands):

	Gross value	Accumulated amortization	Impairment charge	Reclass to assets held-for- sale	Net book value	Average lives (in years)
Tradename	$9,800	$—	$(2,400)	$—	$7,400	Indefinite
Customer relationships	11,998	(1,783)	—	(52)	10,163	11
Non-compete agreements	3,053	(1,618)	—	(139)	1,296	2 – 4

	$24,851	$(3,401)	$(2,400)	$(191)	$18,859

Amortization expense for the nine months ended September 30, 2009 and 2008 was $1.2 million and $1.3 million, respectively. Remaining intangible assets will be amortized to expense as follows (in thousands):

2009 remaining	$398
2010	1,543
2011	1,368
2012	1,205
2013 and after	6,945

Total	$11,459

3. Comprehensive (Loss) Income

Comprehensive income (loss) is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$1,426	$717	$(185,103)	$(850)
Other comprehensive income (loss):
Amortization of prior service costs	312	112	936	241
Foreign currency translation adjustments	(103)	53	(98)	113

Comprehensive income (loss)	$1,635	$882	$(184,265)	$(496)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

4. Income (loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations is as follows (in thousands, except per share amounts):

	Three months ended
	September 30, 2009			September 30, 2008
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:
Net income	$1,426	19,458	$0.07	$717	19,387	$0.04

Effect of dilutive securities:
Stock options		—			28
Unvested restricted stock		195			141

Diluted income available to common shareholders:
Net income	$1,426	19,653	$0.07	$717	19,556	$0.04

	Nine months ended
	September 30, 2009			September 30, 2008
	Net loss (numerator)	Shares (denominator)	Per-share amount	Net loss (numerator)	Shares (denominator)	Per-share amount
Basic loss available to common shareholders:
Net loss	$(185,103)	19,373	$(9.55)	$(850)	19,377	$(0.04)

Effect of dilutive securities:
Stock options		—			—
Unvested restricted stock		—			—

Diluted loss available to common shareholders:
Net loss	$(185,103)	19,373	$(9.55)	$(850)	19,377	$(0.04)

There is no effect of our stock options and restricted stock in the computation of diluted earnings per share for the nine months ended September 30, 2009 and for the nine months ended September 30, 2008 due to a net loss in the respective periods.

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock options	1,687	2,041	1,687	2,069
Unvested restricted stock	—	—	195	141

5. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares and stock units may be granted to employees, non-employee directors, consultants and advisors. As of September 30, 2009, we had two active stock-based compensation plans.

We recognize expense for stock-based compensation based upon estimated grant date fair value. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the awards’ vesting term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within “Compensation” on the Consolidated Statement of Operations. None of the stock-based compensation was capitalized during the nine months ended as of September 30, 2009.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The fair value of options granted during the first nine months of 2009 and 2008 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2009, expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted average assumptions:

	2009	2008
Risk free rate	1.57%	3.21%
Expected life	5 years	5 years
Volatility	78.7%	67.3%
Expected dividend	nil	nil

The following options and restricted shares were issued during the three months ended:

	Options Issued	Restricted Shares Issued
March 31, 2009	456,280	95,557
June 30, 2009	—	—
September 30, 2009	—	—

The following table summarizes stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock options	$68	$319	$274	$868
Restricted stock	40	89	146	267

	$108	$408	$420	$1,135

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of September 30, 2009 (in thousands):

		Remaining years
Stock options	$1,887	4
Restricted stock	343	4

	$2,230

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. No options were exercised during the nine months ended September 30, 2009.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The components of estimated net periodic pension cost are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$51	$54	$152	$160
Interest cost	688	682	2,064	2,047
Amortization of prior service cost	23	23	70	70
Amortization of loss	288	88	865	265
Expected return on plan assets	(509)	(800)	(1,528)	(2,401)

Net periodic pension cost	$541	$47	$1,623	$141

We contributed $0.7 million to our pension plans during the nine months ended September 30, 2009. We expect to contribute an additional $0.3 million during the remainder of 2009.

7. Restructuring

During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of approximately 130 non-driver positions and the consolidation or closure of underperforming company terminals. We continued our restructuring plan throughout 2008 which resulted in a restructuring charge of $5.3 million, of which the majority related to our trucking segment. Our restructuring plan is continuing in 2009 and expected to conclude in 2010. During the nine months ended September 30, 2009, we recorded charges of $2.1 million related to employee termination benefits and other related exit activities and terminated approximately 130 additional non-driver positions. As of September 30, 2009, approximately $0.4 million was accrued related to the restructuring charges, which are expected to be paid through 2010.

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB guidance on accounting for costs associated with exit or disposal activities.

In the nine months ended September 30, 2009, we had the following activity in our restructuring accruals:

	Balance at December 31, 2008	Additions	Payments	Reductions	Balance at September 30, 2009
Restructuring costs	$786	$2,105	$(2,482)	$—	$409

8. Segment Reporting

Reportable Segments

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Trucking, which consists of truckload transportation of bulk chemicals, and

•	Container Services, specifically ISO tank container transportation and depot services.

Segment revenues and operating income include the allocation of fuel surcharge to the trucking segment. The operating income reported in our segments excludes amounts reported in Other operating income, such as gains and losses on disposal of property and equipment, restructuring costs, impairment charge, corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. Included in Other revenue are revenues from our tank wash services and other value-added services. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Summarized segment data and a reconciliation to (loss) income before income taxes are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating revenues:
Trucking	$123,053	$174,222	$347,671	$523,998
Container Services	20,248	22,660	58,027	66,930
Other revenue	19,504	17,859	56,625	56,276

Total	162,805	214,741	462,323	647,204

Operating income (loss):
Trucking	9,803	12,165	25,492	30,282
Container Services	2,754	3,125	8,044	7,202
Other operating income	1,013	513	3,565	4,330

Total segment operating income	13,570	15,803	37,101	41,814
Depreciation and amortization expense	5,055	5,207	15,694	15,435
Impairment charge (1)	—	—	148,630	—
Other expense	619	833	2,119	1,243

Total	7,896	9,763	(129,342)	25,136

Interest expense	6,462	8,455	19,980	26,246
Interest income	(25)	(128)	(211)	(333)
Other (income) expense	(8)	15	(959)	171

Income (loss) before income taxes	$1,467	$1,421	$(148,152)	$(948)

(1)	Includes an impairment charge of $144.3 million related to our trucking segment and an impairment charge of $4.3 million related to our container services segment

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three months ended September 30, 2009
	U. S.	International	Consolidated
Total operating revenues	$152,301	$10,504	$162,805
Operating income	7,060	836	7,896

	Three months ended September 30, 2008
	U. S.	International	Consolidated
Total operating revenues	$200,883	$13,858	$214,741
Operating income	9,134	629	9,763

	Nine months ended September 30, 2009
	U. S.	International	Consolidated
Total operating revenues	$433,592	$28,731	$462,323
Operating (loss) income	(132,284)	2,942	(129,342)

	As of September 30, 2009
Long-term identifiable assets (1)	$147,198	$8,390	$155,588

	Nine months ended September 30, 2008
	U. S.	International	Consolidated
Total operating revenues	$604,752	$42,452	$647,204
Operating income	21,373	3,763	25,136

	As of December 31, 2008
Long-term identifiable assets (1)	$164,068	$7,322	$171,390

(1)	Includes property and equipment, assets-held-for-sale and intangible assets

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

For the nine months ended September 30, 2009, the change in unrecognized tax benefits was a decrease of $0.1 million. The change was due to an expiration of the statute of limitations on a state tax reserve. Our total gross unrecognized tax benefit at September 30, 2009 was $1.9 million.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $1.3 million (net of federal tax benefit) accrued for interest and $0.5 million accrued for penalties at December 31, 2008. The total amount accrued for interest and penalties at September 30, 2009 was $1.1 million.

We are subject to the income tax jurisdictions of the U.S., Canada, and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2005, to international examinations for years before 2003 and with few exceptions, to state examinations before 2004.

The effective tax rates for the three months ended September 30, 2009 and 2008 were approximately 2.8% and 49.5%, respectively. The effective tax rates for the nine months ended September 30, 2009 and 2008 were approximately (24.9%) and 10.3%,

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

respectively. The difference in the effective tax rate for the three months and nine months ended September 30, 2009 differs from previous periods due to the impairment of deductible and non-deductible goodwill and the resulting recognition of a deferred income tax benefit related to the deductible portion, net of a 100% valuation allowance against the net deferred tax assets that we have determined are no longer more likely than not to be realized.

10. Commitments and Contingencies

Environmental Matters

It is our policy to comply with all applicable environmental, safety, and health laws. Our activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, many of which are classified as hazardous materials or hazardous substances. Our terminal operations engage in the generation, storage, discharge and disposal of wastewater that may contain hazardous substances, the inventory and use of cleaning materials that may contain hazardous substances and the control and discharge of storm-water from industrial sites. In addition, we may store diesel fuel, materials containing oil and other hazardous products at our terminals. As such, we and others who operate in our industry are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. Under certain of these laws, we could also be subject to allegations of liability for the activities of our affiliates or owner-operators.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be adversely affected by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of September 30, 2009 and December 31, 2008, we had reserves in the amount of $11.3 million and $10.9 million, respectively, for all environmental matters discussed below.

The balances presented include both long term and current environmental reserves. We expect these environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified on the Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 24 sites. At two of the 24 sites, we will be participating in the initial studies to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 18 of the 24 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At four of the 18 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated future expenditures for these off-site multi-party environmental matters to be in the range of $2.5 million to $3.8 million.

At six sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Four of these projects relate to operations conducted by Chemical Leaman Corporation and its subsidiaries (“CLC”) prior to our

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

acquisition of and merger with CLC in 1998. These four sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; and (4) Scary Creek, West Virginia. The remaining two investigations and potential remediation were triggered by the New Jersey Industrial Site Remediation Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures for these four properties to be in the range of $8.8 million to $16.7 million.

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

The groundwater treatment remedy negotiated with USEPA calls for a treatment facility for in place treatment of groundwater contamination and a local discharge. Treatment facility construction was completed in early 2007. Plant start-up procedures issues are on-going. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is continuing. In regard to contaminated soils, USEPA has recently finalized a feasibility study and issued a record of decision for the limited areas that show contamination and warrant additional investigation or work. We have estimated expenditures to be in the range of $5.6 million to $8.5 million.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

11. Subsequent Events

Subsequent events have been evaluated and disclosed herein relating to events that have occurred from September 30, 2009 through the filing date of this Quarterly Report on Form 10-Q, November 6, 2009.

Exchange Offers

On August 28, 2009, we commenced exchange and tender offers to exchange new notes and cash consideration for any and all of our 2012 Notes and our 9% Notes. These offers were completed on October 15, 2009. We received approximately $134.5 million of our 2012 Notes in exchange for new 10% Senior Notes due 2013 (the “2013 Senior Notes”). We received approximately $83.6 million of our 9% Notes in exchange for the issuance of approximately $80.7 million aggregate principal amount of 11.75% Senior Subordinated PIK Notes due 2013, (the “2013 PIK Notes”), and approximately 1.75 million warrants as well as the payment of approximately $1.8 million in cash. The warrants are exercisable to purchase shares of our common stock at an exercise price of $0.01 per share, during the period beginning on the six-month anniversary of the closing date and ending on November 1, 2013.

The 2013 Senior Notes and 2013 PIK Notes are our subsidiary issuers’ unsecured and unsubordinated obligations and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis, jointly and severally, by QDI, our other subsidiary guarantors, and certain of our future U.S. restricted subsidiaries.

Interest is payable on the 2013 Senior Notes at 10% per annum, semiannually, to holders of record at the close of business on May 15 and November 15 immediately preceding the interest payment dates on June 1 and December 1 of each year, commencing on June 1, 2010. We may redeem the 2013 Senior Notes, in whole or part, at any time at a price equal to 100% of the principal amount of the 2013 Senior Notes redeemed, plus accrued and unpaid interest to the redemption date. Subject to certain conditions, we are required to redeem $6.0 million in principal amount of the 2013 Senior Notes on each June 1 and December 1, commencing December 1, 2010. Additionally, beginning after 2011, subject to certain conditions, the 2013 Senior Notes may be subject to mandatory redemption based on the amount of excess cash flow we generate.

Interest is payable on the 2013 PIK Notes at 11.75% per annum, payable 9% in cash and 2.75% in the form of additional 2013 PIK Notes, quarterly, to holders of record at the close of business on January 15, April 15, July 15 and October 15 immediately preceding the interest payment date on February 1, May 1, August 1 and November 1 of each year, commencing on February 1, 2010. We may redeem the 2013 PIK Notes, in whole or part, at any time prior to October 15, 2010, at a price equal to 100% of the principal amount of the 2013 PIK Notes redeemed, plus accrued and unpaid interest to the redemption date and a “make-whole premium.” After October 15, 2010, we may redeem the 2013 PIK Notes, in whole or part, at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date. At any time (which may be more than once) prior to October 15, 2010, we may redeem up to 35% of the principal amount of the 2013 PIK Notes at a redemption price equal to 111.75% of the face amount thereof with the net proceeds of one or more equity offerings so long as at least 65% of the aggregate principal amount of the 2013 PIK Notes issued on the closing date remains outstanding afterwards.

The indentures governing the 2013 Senior Notes and the 2013 PIK Notes also contain covenants that limit our ability to, among other things: (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important limitations and exceptions. The indentures also provide for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding notes to be due and payable immediately.

We have agreed pursuant to registration rights agreements to file registration statements within 120 days relating to an offer to exchange the 2013 Senior Notes and the 2013 PIK Notes for debt securities which are substantially identical in all material respects to the 2013 Senior Notes and the 2013 PIK Notes, respectively, and to use our commercially reasonable efforts to cause the registration statements to be declared effective by the Securities and Exchange Commission within 180 days, and to consummate the exchange offer within 220 days, from October 15, 2009. If we fail to satisfy these obligations, we will be required to pay additional interest.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Asset Sale

On October 10, 2009, we sold substantially all of the operating assets of our Quala Systems, Inc. (“QSI”) tank wash subsidiary for $13.0 million, of which $10.0 million was paid in cash and the remaining $3.0 million in a subordinated note. The subordinated note is a five year non-amortizing note which matures on December 31, 2014. The principal is payable in a lump sum at maturity. Interest is payable quarterly at 7% per annum commencing December 31, 2009. In connection with the sale, QSI entered into various agreements with the purchaser, which is not affiliated with us, including long-term leases of real estate used in the tank wash business and various operating agreements. The assets held-for-sale of $4.9 million includes $4.3 million of equipment, $0.4 million of inventory, and $0.2 of intangibles. The QSI business that was sold generated approximately $21.0 million of revenue for the nine months ended September 30, 2009 from tank wash and related operations. We expect to record a pre-tax gain on the sale in the fourth quarter between $7.5 million and $8.0 million.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

12. Guarantor Subsidiaries

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital (which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at September 30, 2009 and December 31, 2008 and condensed consolidating statements of operations for the three and nine-month periods ended September 30, 2009 and September 30, 2008 and the condensed consolidating statements of cash flows for each of the nine-month periods ended September 30, 2009 and September 30, 2008.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Consolidating Statements of Operations

Three Months Ended September 30, 2009

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$120,444	$—	$—	$120,444
Other service revenue	—	—	26,741	52	—	26,793
Fuel surcharge	—	—	15,568	—	—	15,568

Total operating revenues	—	—	162,753	52	—	162,805

Operating expenses:
Purchased transportation	—	—	102,393	—	—	102,393
Compensation	—	—	19,040	—	—	19,040
Fuel, supplies and maintenance	—	—	16,129	—	—	16,129
Depreciation and amortization	—	—	5,055	—	—	5,055
Selling and administrative	—	176	5,411	5	—	5,592
Insurance costs	—	—	3,076	5	—	3,081
Taxes and licenses	—	—	1,023	—	—	1,023
Communication and utilities	—	—	1,977	—	—	1,977
Loss on disposal of property and equipment	—	—	279	—	—	279
Restructuring costs	—	—	340	—	—	340

Operating (loss) income	—	(176)	8,030	42	—	7,896

Interest expense (income), non-related party, net	—	5,836	613	(12)	—	6,437
Interest (income) expense, related party, net	—	(5,836)	5,945	(109)	—	—
Other (income) expense	(3)	—	(22)	17	—	(8)

Income (loss) before income taxes	3	(176)	1,494	146	—	1,467
Provision for income taxes	—	—	15	26	—	41
Equity in earnings of subsidiaries	1,423	1,599	—	—	(3,022)	—

Net income (loss)	$1,426	$1,423	$1,479	$120	$(3,022)	$1,426

Consolidating Statements of Operations

Three Months Ended September 30, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$144,774	$—	$—	$144,774
Other service revenue	—	—	25,422	72	—	25,494
Fuel surcharge	—	—	44,473	—	—	44,473

Total operating revenues	—	—	214,669	72	—	214,741

Operating expenses:
Purchased transportation	—	—	124,800	—	—	124,800
Compensation	—	—	27,519	—	—	27,519
Fuel, supplies and maintenance	—	—	30,031	—	—	30,031
Depreciation and amortization	—	—	5,229	(22)	—	5,207
Selling and administrative	—	69	8,616	14	—	8,699
Insurance costs	—	—	3,193	9	—	3,202
Taxes and licenses	—	—	1,582	1	—	1,583
Communication and utilities	—	—	3,104	—	—	3,104
Gain on disposal of property and equipment	—	—	(842)	(25)	—	(867)
Restructuring costs	—	—	1,700	—	—	1,700

Operating (loss) income	—	(69)	9,737	95	—	9,763

Interest expense (income), non-related party, net	—	8,024	332	(29)	—	8,327
Interest (income) expense, related party, net	—	(1,500)	1,630	(130)	—	—
Other expense	—	—	31	(16)	—	15

(Loss) income before taxes	—	(6,593)	7,744	270	—	1,421
Provision for income taxes	—	—	650	54	—	704
Equity in earnings of subsidiaries	717	7,310	—	—	(8,027)	—

Net income	$717	$717	$7,094	$216	$(8,027)	$717

Consolidating Statements of Operations

Nine Months Ended September 30, 2009

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$343,554	$—	$—	$343,554
Other service revenue	—	—	80,090	151	—	80,241
Fuel surcharge	—	—	38,528	—	—	38,528

Total operating revenues	—	—	462,172	151	—	462,323

Operating expenses:
Purchased transportation	—	—	273,269	—	—	273,269
Compensation	—	—	61,791	—	—	61,791
Fuel, supplies and maintenance	—	—	49,591	—	—	49,591
Depreciation and amortization	—	—	15,694	—	—	15,694
Selling and administrative	—	208	19,386	20		19,614
Insurance costs	—	—	11,061	15	—	11,076
Taxes and licenses	—	—	3,096	—	—	3,096
Communication and utilities	—	—	6,785	—	—	6,785
Loss on disposal of property and equipment	—	—	14	—	—	14
Impairment charge	—	—	148,630	—	—	148,630
Restructuring costs	—	—	2,105	—	—	2,105

Operating (loss) income	—	(208)	(129,250)	116	—	(129,342)
Interest expense (income), non-related party, net	—	17,926	1,879	(36)	—	19,769
Interest (income) expense, related party, net	—	(17,926)	18,241	(315)	—	—
Gain on extinguishment of debt	—	(675)	—	—	—	(675)
Other (income) expense	(3)	—	(286)	5	—	(284)

Income (loss) before income taxes	3	467	(149,084)	462	—	(148,152)
Provision for income taxes	—	—	36,831	120	—	36,951
Equity in loss of subsidiaries	(185,106)	(185,573)	—	—	370,679	—

Net (loss) income	$(185,103)	$(185,106)	$(185,915)	$342	$370,679	$(185,103)

Consolidating Statements of Operations

Nine Months Ended September 30, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$445,798	$—	$—	$445,798
Other service revenue	—	—	78,582	334	—	78,916
Fuel surcharge	—	—	122,490	—	—	122,490

Total operating revenues	—	—	646,870	334	—	647,204

Operating expenses:
Purchased transportation	—	—	376,378	—	—	376,378
Compensation	—	—	83,518	—	—	83,518
Fuel, supplies and maintenance	—	—	93,199	—	—	93,199
Depreciation and amortization	—	—	15,457	(22)	—	15,435
Selling and administrative	—	181	26,287	47		26,515
Insurance costs	—	—	11,599	30	—	11,629
Taxes and licenses	—	—	4,041	1	—	4,042
Communication and utilities	—	—	10,109	—	—	10,109
Gain on disposal of property and equipment	—	—	(2,807)	(25)	—	(2,832)
Restructuring costs	—	—	4,075	—	—	4,075

Operating (loss) income	—	(181)	25,014	303	—	25,136

Interest (income) expense, non-related party, net	(21)	24,698	1,314	(78)	—	25,913
Interest (income) expense, related party, net	—	(4,608)	4,997	(389)	—	—
Other expense (income)	—	—	222	(51)	—	171

Income (loss) before taxes	21	(20,271)	18,481	821	—	(948)
(Benefit from) provision for income taxes	—	—	(360)	262	—	(98)
Equity in (loss) earnings of subsidiaries	(871)	19,400	—	—	(18,529)	—

Net (loss) income	$(850)	$(871)	$18,841	$559	$(18,529)	$(850)

Consolidating Balance Sheet

September 30, 2009

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$574	$2,257	$—	$2,831
Accounts receivable, net	74	—	80,578	76	—	80,728
Prepaid expenses	—	96	6,286	—	—	6,382
Deferred tax asset, net	—	—	6,774	—	—	6,774
Other	15	—	5,718	39	—	5,772

Total current assets	89	96	99,930	2,372	—	102,487

Property and equipment, net	—	—	131,802	—	—	131,802
Assets held-for-sale	—	—	4,927	—	—	4,927
Goodwill	—	—	27,289	—	—	27,289
Intangibles, net	—	—	18,859	—	—	18,859
Investment in subsidiaries	(155,269)	450,936	21,234	—	(316,901)	—
Non-current deferred tax asset, net	—	—	—	—	—	—
Other assets	—	7,370	833	—	—	8,203

Total assets	$(155,180)	$458,402	$304,874	$2,372	$(316,901)	$293,567

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:

Current maturities of indebtedness	$—	$—	$3,538	$—	$—	$3,538
Current maturities of capital lease obligations	—	—	6,063	—	—	6,063
Accounts payable	—	—	9,646	—	—	9,646
Intercompany	(1,348)	301,448	(272,967)	(5,899)	(21,234)	—
Affiliates and independent owner-operators payable	—	—	11,052	—	—	11,052
Accrued expenses	—	4,983	17,939	15	—	22,937
Environmental liabilities	—	—	4,563	—	—	4,563
Accrued loss and damage claims	—	—	9,074	—	—	9,074
Income tax payable	—	—	—	—	—	—

Total current liabilities	(1,348)	306,431	(211,092)	(5,884)	(21,234)	66,873

Long-term indebtedness, less current maturities	—	307,240	9,307	—	—	316,547
Capital lease obligations, less current maturities	—	—	12,862	—	—	12,862
Environmental liabilities	—	—	6,695	—	—	6,695
Accrued loss and damage claims	—	—	11,152	—	—	11,152
Other non-current liabilities	(1,007)	—	30,580	857	—	30,430

Total liabilities	(2,355)	613,671	(140,496)	(5,027)	(21,234)	444,559
Redeemable noncontrolling interest	—	—	1,833	—	—	1,833

Shareholders’ (deficit) equity:
Common Stock	363,365	354,963	493,866	7,629	(856,458)	363,365
Treasury stock	(1,580)	—	—	—	—	(1,580)
Accumulated (deficit) retained earnings	(299,137)	(295,470)	(26,088)	757	320,801	(299,137)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(25,650)	(25,648)	(24,241)	(932)	50,346	(25,650)
Stock subscriptions receivable	(234)	—	—	—	—	(234)

Total shareholders’ (deficit) equity	(152,825)	(155,269)	443,537	7,399	(295,667)	(152,825)

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$(155,180)	$458,402	$304,874	$2,372	$(316,901)	$293,567

Consolidating Balance Sheet

December 31, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$4,725	$2,062	$—	$6,787
Accounts receivable, net	71	—	81,470	71	—	81,612
Prepaid expenses	—	96	12,811	15	—	12,922
Deferred tax asset, net	—	—	14,707	—	—	14,707
Other	(9)	—	7,888	71	—	7,950

Total current assets	62	96	121,601	2,219	—	123,978
Property and equipment, net	—	—	148,692	—	—	148,692
Goodwill	—	—	173,519	—	—	173,519
Intangibles, net	—	—	22,698	—	—	22,698
Investment in subsidiaries	28,523	635,195	21,234	—	(684,952)	—
Non-current deferred tax asset, net	1,007	—	21,629		—	22,636
Other assets	—	9,496	1,084	—	—	10,580

Total assets	$29,592	$644,787	$510,457	$2,219	$(684,952)	$502,103

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:

Current maturities of indebtedness	$—	$2,500	$5,861	$—	$—	$8,361
Current maturities of capital lease obligations	—	—	7,994	—	—	7,994
Accounts payable	—	—	16,126	—	—	16,126
Intercompany	(1,428)	289,974	(261,748)	(5,564)	(21,234)	—
Affiliates and independent owner-operators payable	—	—	7,649	—	—	7,649
Accrued expenses	—	4,375	20,970	12	—	25,357
Environmental liabilities	—	—	4,819	—	—	4,819
Accrued loss and damage claims	—	—	8,705	—	—	8,705

Total current liabilities	(1,428)	296,849	(189,624)	(5,552)	(21,234)	79,011

Long-term indebtedness, less current maturities	—	319,415	10,994	—	—	330,409
Capital lease obligations, less current maturities	—	—	15,822	—	—	15,822
Environmental liabilities	—	—	6,035	—	—	6,035
Accrued loss and damage claims	—	—	12,815	—	—	12,815
Other non-current liabilities	—	—	24,383	775	—	25,158

Total liabilities	(1,428)	616,264	(119,575)	(4,777)	(21,234)	469,250
Redeemable noncontrolling interest	—	—	1,833	—	—	1,833

Shareholders’ equity (deficit):
Common Stock	362,945	354,963	493,866	7,629	(856,458)	362,945
Treasury stock	(1,580)	—	—	—	—	(1,580)
Accumulated (deficit) retained earnings	(114,034)	(110,364)	159,827	415	(49,878)	(114,034)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(26,488)	(26,487)	(25,494)	(993)	52,974	(26,488)
Stock subscriptions receivable	(234)	—	—	—		(234)

Total shareholders’ equity (deficit)	31,020	28,523	628,199	6,996	(663,718)	31,020

Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$29,592	$644,787	$510,457	$2,219	$(684,952)	$502,103

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2009

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(185,103)	$(185,106)	$(185,915)	$342	$370,679	$(185,103)
Adjustments for non-cash charges	185,106	170,032	222,154	(315)	(370,679)	206,298
Net changes in assets and liabilities	(1,034)	2,734	6,026	292	—	8,018
Intercompany activity	1,031	12,340	(13,247)	(124)	—	—

Net cash provided by operating activities	—	—	29,018	195	—	29,213

Cash flows from investing activities:
Capital expenditures	—	—	(7,125)	—	—	(7,125)
Proceeds from sales of property and equipment	—	—	6,495	—	—	6,495

Net cash used in investing activities	—	—	(630)	—	—	(630)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments on long-term debt and capital lease obligations	—	(2,825)	(10,256)	—	—	(13,081)
Proceeds from revolver	—	28,600	—	—	—	28,600
Payments on revolver	—	(40,600)	—	—	—	(40,600)
Other	—	(109)	(7,384)	—	—	(7,493)
Intercompany activity	—	14,934	(14,934)	—	—	—

Net cash used in financing activities	—	—	(32,574)	—	—	(32,574)

Effect of exchange rate changes on cash	—	—	35	—	—	35

Net (decrease) increase in cash and cash equivalents	—	—	(4,151)	195	—	(3,956)
Cash and cash equivalents, beginning of period	—	—	4,725	2,062	—	6,787

Cash and cash equivalents, end of period	$—	$—	$574	$2,257	$—	$2,831

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2008

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(850)	$(871)	$18,841	$559	$(18,529)	$(850)
Adjustments for non-cash charges	850	(1,439)	(482)	(435)	18,529	17,023
Net changes in assets and liabilities	(15)	4566	(10,280)	221	—	(5,508)
Intercompany activity	15	(2,256)	2,426	(185)	—	—

Net cash (used in) provided by operating activities	—	—	10,505	160	—	10,665

Cash flows from investing activities:
Capital expenditures	—	—	(14,967)	—	—	(14,967)
Acquisition of businesses and assets	—	—	(1,397)	—	—	(1,397)
Boasso purchase adjustment	—	—	1,318	—	—	1,318
Proceeds from sales of property and equipment	—	—	4,620	(22)	—	4,598

Net cash (used in) provided by investing activities	—	—	(10,426)	(22)	—	(10,448)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,049	—	—	1,049
Principal payments on long-term debt	—	—	(3,316)	—	—	(3,316)
Principal payments on capital lease obligations	—	—	(1,949)	—	—	(1,949)
Proceeds from revolver	—	110,700	—	—	—	110,700
Payments on revolver	—	(89,830)	—	—	—	(89,830)
Deferred financing fees	—	(623)	—	—	—	(623)
Other	—	(109)	(2,393)	—	—	(2,502)
Intercompany activity	—	(20,138)	20,138	—	—	—

Net cash provided by financing activities	—	—	13,529	—	—	13,529

Effect of exchange rate changes on cash	—	—	(14)	—	—	(14)

Net (decrease) increase in cash and cash equivalents	—	—	13,594	138	—	13,732
Cash and cash equivalents, beginning of period	—	—	7,339	2,372	—	9,711

Cash and cash equivalents, end of period	$—	$—	$20,933	$2,510	$—	$23,443

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

OVERVIEW

We operate the largest for-hire chemical bulk tank truck network in North America based on bulk service revenues. The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We primarily transport a broad range of chemical products and provide our customers with logistics and other value-added services. We are a core carrier for many of the Fortune 500 companies engaged in chemical processing including BASF, Dow, DuPont, ExxonMobil, Georgia-Pacific, Honeywell, Proctor & Gamble, Sunoco and Unilever, and we provide services to most of the top 100 chemical producers with U.S. operations.

Our revenue is principally a function of the volume of shipments by the bulk chemical industry, the number of miles driven per load, our market share, and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many other industries and end use markets, including consumer and industrial products, paints and coatings, paper and packaging, agriculture and food products, and tends to vary with changing economic conditions. Economic conditions and differences among the laws and currencies of nations may impact the volume of shipments imported into the United States. Additionally, we provide leasing, logistics and transloading services.

Our bulk service network consists primarily of independently owned third-party affiliate terminals, company-operated terminals and independent owner-operator drivers. Affiliates are independent companies we contract with to operate trucking terminals exclusively on our behalf in defined markets. The affiliates provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Owner-operators are generally individual drivers who own or lease their tractors and agree to drive exclusively for us and our affiliate partners. We believe the use of affiliates and independent owner-operators provides the following key competitive advantages to us in the marketplace:

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

In the first quarter of 2009, we began consolidating certain company-operated terminals and transitioning other company-operated terminals to affiliates. These actions have progressed throughout 2009 and have resulted in a larger portion of our revenue being generated by affiliates. We believe these actions will reduce certain fixed costs, provide a more variable cost structure and position us with a financially flexible business platform.

We believe the most significant factors relevant to our future business growth are the ability to (i) obtain additional business from existing customers, (ii) add new customers and (iii) recruit and retain drivers. While many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource a greater proportion of their logistics needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships and flexible business model, we believe we are well-positioned to benefit from customers seeking consolidation of their shipping relationships and those opting to outsource a greater portion of their logistics needs to third-party tank truck carriers.

Acquired in December 2007, our wholly-owned subsidiary, Boasso America Corporation (“Boasso”), is the leading North America provider of ISO (International Organization of Standardization) tank container transportation and depot services with eight terminals located in the eastern half of the United States. The increase in global sourcing of bulk chemicals has shifted significant chemical manufacturing activity away from the United States, resulting in increased demand for ISO tank containers. As a result, ISO tank container services remain a critical component in the overall chemical supply chain.

On August 28, 2009, we commenced exchange and tender offers to exchange new notes and cash consideration for any and all of our 2012 Notes and our 9% Notes. These offers were completed on October 15, 2009. We received approximately $134.5 million of our 2012 Notes in exchange for new 2013 Senior Notes. We received approximately $83.6 million of our 9% Notes for approximately $80.7 million aggregate principal amount of new 2013 PIK Notes, issued approximately 1.75 million warrants and retired approximately $2.9 million of our 9% Notes. The warrants are exercisable to purchase shares of our common stock at an exercise price of $0.01 per share, during the period beginning on the six-month anniversary of the closing date and ending on November 1, 2013.

On October 10, 2009, we sold substantially all of the operating assets of our Quala Systems, Inc. (“QSI”) tank wash subsidiary for $13.0 million, of which $10.0 million was paid in cash and the remaining $3.0 million in a subordinated note. The subordinated note is a five year non-amortizing note which matures on December 31, 2014. The principal is payable in a lump sum at maturity. Interest is payable quarterly at 7% per annum commencing December 31, 2009. In connection with the sale, QSI entered into various agreements with the purchaser, which is not affiliated with us, including long-term leases of real estate used in the tank wash business and various operating agreements. The assets held-for-sale of $4.9 million includes $4.3 million of equipment, $0.4 million of inventory, and $0.2 of intangibles. The QSI business that was sold generated approximately $21.0 million of revenue for the nine months ended September 30, 2009 from tank wash and related operations. We expect to record a pre-tax gain on the sale in the fourth quarter between $7.5 million and $8.0 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We believe the following are the more critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual future experience may differ from these estimates.

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

Furthermore, we evaluate the recoverability of our long-lived assets whenever adverse events or changes in the business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. This analysis requires us to make significant estimates and assumptions in projecting future cash flows, and changes in facts and circumstances could result in material changes in the amount of any write-offs for impairment.

Assets held-for-sale—We determined that there were a group of assets that we intended to sell related to our tank wash business. These assets had a net book value of $4.9 million as of September 30, 2009. As described above, we completed the sale of these assets on October 10, 2009.

Goodwill and Intangible Assets—We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment arise, in accordance with FASB’s guidance on goodwill and other intangible assets. At June 30, 2009, we evaluated goodwill for impairment by determining the fair value for each reporting unit: our trucking segment and our container services segment. These reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. As a result of our analysis, we concluded a total impairment charge to goodwill of $146.2 million was necessary at June 30, 2009, of which $144.3 million was related to our trucking segment, eliminating 100% of the carrying amount of goodwill, and $1.9 million was related to our container services segment. As of September 30, 2009, our goodwill assets were $27.3 million.

Goodwill

We evaluate at least quarterly whether indicators of impairment exist by reviewing our market capitalization. The result of our quarterly evaluation at September 30, 2009 demonstrated that no new or additional indicators of impairment existed. Under the FASB guidance, evaluating the potential impairment of goodwill is a two-step process that requires significant judgment at many points during the analysis. In the first step, we determine whether there is an indication of impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If, based on the first step, we determine that there is an indication of goodwill impairment, we assess the impairment in step two in accordance with the guidance.

In the first step, we determine the fair value for our reporting units using a combination of two valuation approaches: the market approach and the income approach. The market approach uses a guideline company methodology which is based upon a comparison of us to similar publicly-traded companies within our industry. We derive a market value of invested capital or business enterprise value for each comparable company by multiplying the price per share of common stock of the publicly traded companies by their total common shares outstanding and adding each company’s current level of debt. We calculate a business enterprise multiple based on revenue and earnings from each company and then apply those multiples to each reporting unit’s revenue and earnings to conclude a reporting unit business enterprise value. Assumptions regarding the selection of comparable companies are made based on, among other factors, capital structure, operating environment and industry. As the comparable companies were typically larger and more diversified than our reporting units, multiples were adjusted prior to application to our reporting units’ revenues and earnings to reflect differences in margins, long-term growth prospects and market capitalization.

The income approach uses a discounted debt-free cash flow analysis to measure fair value by estimating the present value of future economic benefits. To perform the discounted debt-free cash flow analysis, we develop a pro forma analysis of each reporting unit to estimate future available debt-free cash flow, discounting estimated debt-free cash flow by using an estimated industry weighted average cost of capital based on the same comparable companies used in the market approach. Per the FASB’s guidance, the weighted average cost of capital is based on inputs (e.g., capital structure, risk, etc.) from a market participant’s perspective and not necessarily from the reporting unit or QDI’s perspective. Future cash flow is projected based on assumptions for our economic growth, industry expansion, future operations and the discount rate, all of which require significant judgments by management.

After computing a separate business enterprise value under the income approach and market approach, we apply a weighting to them to derive the business enterprise value of the reporting unit. The income approach and market approach were both weighted 50% in the analysis performed at June 30, 2009. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Given that the business enterprise value derived from the market approach supported what was calculated in the income approach, we believed that both approaches should be equally weighted. Based on these weightings, we conclude a business enterprise value for each reporting unit. We then add debt-free liabilities of the reporting unit to the concluded business enterprise value to derive an implied fair value of the reporting unit. The implied fair value is compared to the reporting unit’s carrying value of total assets. Upon completion of the June 30, 2009 analysis in step one, we determined that the carrying amount of our trucking reporting unit exceeded its fair value and the carrying amount of our container services reporting unit was nearly breakeven with its fair value, requiring a step two analysis to be performed for both reporting units.

In step two of the goodwill impairment test, the amount of impairment loss is determined by comparing the implied fair value of each reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. This involves testing the definite-lived assets in accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets, using undiscounted cash flows. Then a fair value allocation is performed for each reporting unit based on the business enterprise value obtained in step one. From that we determine the actual goodwill impairment for each reporting unit based on the goodwill residual amount. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. Upon completion of step two of the analysis as of June 30, 2009, an impairment charge was determined.

Intangible assets

In order to determine the implied fair value of our indefinite-lived intangible assets, we utilize the relief from royalty method, pursuant to which those assets are valued by reference to the amount of royalty income they would generate if licensed in an arm’s length transaction. Under the relief from royalty method, similar to the discounted cash flow method, estimated net revenues expected to be generated by the asset during its life are multiplied by a benchmark royalty rate and then discounted by the estimated weighted average cost of capital associated with the asset. The resulting capitalized royalty stream is an indication of the value of owning the asset. Based upon management’s review of the value of the indefinite-lived intangible assets in our container services segment during the June 30 analysis, we determined that the carrying value of the Boasso trade name exceeded its implied fair value by $2.4 million at June 30, 2009.

We evaluate at least quarterly whether indicators of impairment exist by reviewing our market capitalization. The result of our quarterly evaluation at September 30, 2009 demonstrated that no new or additional indicators of impairment existed. If there are changes to the methods used to allocate carrying values, if management’s estimates of future operating results change, if there are changes in the identified reporting units or if there are changes to other significant assumptions, the estimated carrying values for each reporting unit and the estimated fair value of our goodwill could change significantly and could result in future impairment charges which could materially impact our results of operations and financial condition.

Deferred Tax Asset—In accordance with FASB guidance, we use the liability method of accounting for income taxes. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

We continue to evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. A valuation allowance has been established for 100% of our net deferred tax asset as we no longer believe it meets the “more likely than not” criteria. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If any of the assumptions and related estimates change in the future, it may increase or decrease the valuation allowance and related income tax expense in the same period.

At December 31, 2008 we had an estimated $98.0 million in federal net operating loss carryforwards, $2.3 million in alternative minimum tax credit carryforwards and $2.9 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2027, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for 10 years.

Uncertain Income Tax Positions—In accordance with FASB guidance, we account for uncertainty in income taxes, using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement would result in recognition of a tax benefit and/or an additional charge to the tax provision.

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

Accident claims reserves—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation for periods after March 31, 2008. From September 15, 2002 to March 30, 2008, our insurance deductible was $5.0 million per incident for bodily injury and property damage. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease, for cargo losses and for non-trucking pollution legal liability. As of September 30, 2009, we have $33.6 million in an outstanding letter of credit to our insurance administrator to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letter of credit. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own safety department personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Stock compensation plans—Stock compensation is determined by the assumptions required under FASB guidance on share-based payment. The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant, and related compensation expense is recognized on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $0.4 million for the nine months ended September 30, 2009 and was $1.1 million for the nine months ended September 30, 2008. As of September 30, 2009, there was approximately $2.2 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost is approximately four years. For further discussion on stock-based compensation, see Note 5 of Notes to Consolidated Financial Statements included in Item 1 of this report.

Pension plans—We maintain two noncontributory defined-benefit plans resulting from a prior acquisition that cover certain full-time salaried employees and certain other employees under a collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (6.00% to 6.25%) and assumed rates of return (7.50% to 8.00%), depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

The discount rate is based on a model portfolio of AA-rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the types of assets in the funds, plus an assumption of future inflation. The current investment policy target asset allocation differs between our two plans, but it is between 50% to 67% for equities and 33% to 50% for bonds. The current inflation assumption is 3.00%. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. The effects of the modifications are amortized over future periods.

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plans. At December 31, 2008, our projected benefit obligation (“PBO”) was $45.6 million. Our projected 2009 net periodic pension expense is $2.2 million. A 1.0% decrease in our assumed discount rate would increase our PBO to $50.3 million and increase our 2009 net periodic pension expense less than $0.1 million. A 1.0% increase in our assumed discount rate would decrease our PBO to $41.8 million and decrease our 2009 net periodic pension expense to $2.1 million. A 1.0% decrease in our assumed rate of return would not change our PBO but would increase our 2009 net periodic pension expense to $2.4 million. A 1.0% increase in our assumed rate of return would not change our PBO but would decrease our 2009 net periodic pension expense to $1.9 million.

Restructuring—We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB guidance on accounting for costs associated with exit or disposal activities. We have made estimates of the costs to be incurred as part of our restructuring plan. During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of non-driver positions and the consolidation or closure of underperforming company terminals. We continued our plan of restructure throughout 2008, which resulted in a restructuring charge of $5.3 million, of which the majority related to our trucking segment. The total restructuring charge for 2008 represents $2.0 million of severance costs, $0.6 million in contract termination costs and $2.7 million related to other exit costs. Our restructuring plan is continuing in 2009 and expected to conclude in 2010. During the nine months ended September 30, 2009, we recorded a charge of $2.1 million related to employee termination benefits and other related exit activities. As of September 30, 2009, approximately $0.4 million was accrued related to the restructuring charges, which are expected to be paid through 2010.

New Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies—New Accounting Pronouncements” and Fair Value Measurements in the Notes to Consolidated Financial Statements for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Transportation	74.0%	67.4%	74.3%	68.9%
Other service revenue	16.4%	11.9%	17.4%	12.2%
Fuel surcharge	9.6%	20.7%	8.3%	18.9%

Total operating revenues	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	62.9%	58.1%	59.1%	58.2%
Compensation	11.7%	12.8%	13.4%	13.0%
Fuel, supplies and maintenance	9.9%	13.9%	10.7%	14.4%
Depreciation and amortization	3.1%	2.4%	3.4%	2.4%
Selling and administrative	3.4%	4.1%	4.2%	4.1%
Insurance costs	1.9%	1.4%	2.4%	1.8%
Taxes and licenses	0.6%	0.7%	0.6%	0.6%
Communication and utilities	1.3%	1.4%	1.4%	1.6%
Loss (gain) on disposal of property and equipment	0.2%	(0.4)%	0.0%	(0.4)%
Impairment of goodwill and intangibles	0.0%	0.0%	32.1%	0.0%
Restructuring costs	0.2%	0.8%	0.5%	0.6%

Total operating expenses	95.2%	95.2%	127.8%	96.3%

Operating income (loss)	4.8%	4.8%	(27.8)%	3.7%

Interest expense	4.0%	3.9%	4.3%	4.1%
Interest income	0.0%	(0.1)%	0.0%	(0.1)%
Gain on extinguishment of debt	0.0%	0.0%	(0.1)%	0.0%
Other (income) expense	0.0%	0.0%	0.0%	0.0%

Income (loss) before income taxes	0.8%	1.0%	(32.0)%	(0.3)%
Provision for (benefit from) income taxes	0.0%	0.2%	8.0%	0.0%

Net income (loss)	0.8%	0.8%	(40.0)%	(0.3)%

The following table shows the approximate number of terminals, drivers, tractors and trailers that we managed (including affiliates and owner-operators) as of September 30:

	2009	2008
Terminals (1)	139	157
Drivers	2,735	3,244
Tractors	2,975	3,485
Trailers	7,204	7,562

(1)	excludes transload facilities

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

For the quarter ended September 30, 2009, total revenues were $162.8 million, a decrease of $51.9 million, or 24.2%, from revenues of $214.7 million for the same period in 2008. Transportation revenue decreased $24.3 million, or 16.8%, primarily due to a decrease in linehaul revenue due to continued weakness in the economy. We had a 16.3% decrease in the total number of miles driven and a 20.6% decrease in loads from the prior-year quarter.

Other service revenue increased $1.3 million, or 5.1%. This increase was primarily due to a $2.0 million of increased rental income from the conversion of certain company-operated terminals to affiliate terminals, offset by reductions in tank wash revenue of $0.9 million. Fuel surcharge revenue decreased $28.9 million, or 65.0%, due to the decrease in linehaul revenue and the reduction in fuel prices.

Purchased transportation decreased $22.4 million, or 18.0%, due primarily to the decrease in linehaul revenue, miles driven and loads. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 75.3% for the current quarter versus 65.9% for the prior-year quarter due primarily to the conversion of certain company-operated terminals to affiliate terminals. Our affiliates generated 76.8% of our transportation revenue and fuel surcharge revenue for the three months ended September 30, 2009, compared to 50.8% for the comparable prior-year period. We pay our affiliates a greater percentage of transportation revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue.

In 2009, we began consolidating certain company-operated terminals and transitioning other company-operated terminals to affiliates. We expect these actions to continue throughout 2009 and to result in a larger portion of our revenue being generated by affiliates. We believe these actions will reduce certain fixed costs and provide a more variable cost structure in our weakened economy.

Compensation expense decreased $8.5 million, or 30.8%, primarily due to $8.2 million of reduced expense from corporate headcount reductions, terminal consolidations, and conversions of company-operated terminals to affiliate terminals, offset by a $0.5 million increase in pension expense. In addition, we had a reduction in compensation expense of $0.8 million for our subsidiary, QSI, due to tank wash closures.

Fuel, supplies and maintenance decreased $13.9 million, or 46.3%, due to lower fuel costs of $8.5 million, lower repairs and maintenance expense of $4.5 million and lower equipment rent expense of $0.6 million due to the shift of revenue from company-operated terminals to affiliates. In addition, tank wash operations had a decrease of $0.3 million due to terminal closures and reduced demand.

Selling and administrative expenses decreased $3.1 million, or 35.7%, primarily due to a $1.1 million reduction in building rent expense and other expenses related to closed or converted terminals. In addition, we had a decrease of $1.8 million in professional fees and $0.3 million in travel-related costs.

Insurance costs decreased $0.1 million, or 3.8%, due primarily to a reduction in the number and severity of accidents that occurred during the three months ended September 30, 2009.

Communication and utilities expense decreased $1.1 million, or 36.3%, primarily due to reduced expense from terminal consolidations and conversions of company-operated terminals to affiliate terminals.

We incurred a loss on disposal of assets of $0.3 million for the quarter ended September 30, 2009, as compared to a gain of $0.9 million in the comparable prior-year period. The loss in 2009 resulted primarily from the disposal of equipment. In the prior year, the gain resulted primarily from the sale of equipment.

In the third quarter of 2009, we incurred additional restructuring costs of $0.3 million primarily due to the continuation of our restructuring plan which began during the second quarter of 2008. These costs consist of employee termination benefits and other related exit activities.

For the quarter ended September 30, 2009, we generated operating income of $7.9 million compared to operating income of $9.8 million for the same period in 2008 as a result of the above items.

Interest expense decreased $2.0 million, or 23.6%, in the quarter ended September 30, 2009 compared to the same period in 2008, primarily due to the decrease in interest rates on our revolving credit facility and Senior Floating Rate Notes due 2012 (“2012 Notes”). In addition, the outstanding principal amount of our 9% Notes was lower due to our note repurchases during 2009 and 2008, and the outstanding balance on our revolving credit facility was lower.

The provision for income taxes was less than $0.1 million for the quarter ended September 30, 2009 compared to $0.7 million for the same period in 2008. The effective tax rates for the three months ended September 30, 2009 and 2008 were approximately 2.8% and 49.5%, respectively. This change in income taxes was primarily due to the recording of a deferred tax valuation allowance.

For the quarter ended September 30, 2009, our net income was $1.4 million, compared to net income of $0.7 million for the same period last year.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

For the nine months ended September 30, 2009, total revenues were $462.3 million, a decrease of $184.9 million, or 28.6%, from revenues of $647.2 million for the same period in 2008. Transportation revenue decreased $102.2 million, or 22.9%, primarily due to a decrease in linehaul revenue due to a general weakening of the economy. We had a 23.0% decrease in the total number of miles driven and a 25.4% decrease in loads from the prior-year nine months.

Other service revenue increased $1.3 million, or 1.7%. This increase was primarily due to a $1.3 million increase in container service revenues generated from expanded terminal operations and an increase of rental income from the conversion of certain company-operated terminals to affiliate terminals, offset by reductions in tank wash revenue. Fuel surcharge revenue decreased $84.0 million, or 68.5%, due to the decrease in linehaul revenue and the reduction in fuel prices

Purchased transportation decreased $103.1 million, or 27.4%, due primarily to the decrease in linehaul revenue, miles driven and loads. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 71.5% for the current nine months versus 66.2% for the prior-year nine months due primarily to the conversion of certain company-operated terminals to affiliate terminals. Our affiliates generated 68.0% of our transportation revenue and fuel surcharge revenue for the nine months ended September 30, 2009 compared to 50.4% for the comparable prior-year period. We pay our affiliates a greater percentage of transportation revenues generated by them than is paid to Company owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue.

In 2009, we began consolidating certain company-operated terminals and transitioning other company operated terminals to affiliates. We expect these actions to continue throughout 2009, and to result in a larger portion of our revenue being generated by affiliates. We believe these actions will reduce certain fixed costs and provide a more variable cost structure in our weakened economy.

Compensation expense decreased $21.7 million, or 26.0%, primarily due to $20.4 million of reduced expense from corporate headcount reductions, terminal consolidations, and conversions of company-operated terminals to affiliate terminals offset by a $1.6 million increase in pension expense. In addition, we had a reduction in compensation expense of $2.9 million for QSI due to tank wash closures.

Fuel, supplies and maintenance decreased $43.6 million, or 46.8%, due to lower fuel costs of $23.5 million, lower repairs and maintenance expense of $13.4 million, and lower equipment rent expense of $4.7 million due to the shift of revenue from company-operated terminals to affiliates. In addition, tank wash operations had a decrease of $2.0 million due to terminal closures and reduced demand.

Selling and administrative expenses decreased $6.9 million, or 26.0%, primarily due to a $3.8 million reduction in building rent expense and other expenses related to closed or converted terminals. In addition, we had a decrease of $2.4 million in professional fees and $1.1 million in travel-related costs offset by an increase in our bad debt reserve of $0.8 million.

Insurance costs decreased $0.6 million, or 4.8%, due primarily to a reduction in the number and severity of accidents that occurred during the nine months ended September 30, 2009.

Communication and utilities expense decreased $3.3 million, or 32.9%, primarily due to reduced expense from terminal consolidations and conversions of company-operated terminals to affiliate terminals.

We incurred a loss on disposal of assets of less than $0.1 million for the nine months ended September 30, 2009, as compared to a gain of $2.8 million in the comparable prior-year period. The loss in 2009 resulted primarily from the disposal of equipment. In the prior year, the gain resulted primarily from the sale of land not used in our business.

We recorded a non-cash impairment charge to goodwill and intangibles totaling $148.6 million as a result of our impairment analysis, which is performed at least annually every June 30 on both our trucking and container services segments. We recorded a charge of $144.3 million for the impairment of goodwill in our trucking segment. We also recorded a charge of $1.9 million for the impairment of goodwill in our container services segment and a charge of $2.4 million for the impairment of the trade name in our container services segment. Further information regarding our impairment analysis is included in Goodwill and Intangible Assets in our Critical Accounting Policies and Estimates.

In the nine months ended September 30, 2009, we incurred additional restructuring costs of $2.1 million primarily due to the continuation of our restructuring plan which began during the second quarter of 2008. These costs consist of employee termination benefits and other related exit activities.

For the nine months ended September 30, 2009, we incurred an operating loss of $129.3 million compared to operating income of $25.1 million for the same period in 2008 as a result of the above items.

Interest expense decreased $6.3 million, or 23.9%, in the nine months ended September 30, 2009 compared to the same period in 2008, primarily due to the decrease in interest rates on our revolving credit facility and 2012 Notes. In addition, the outstanding principal amount of our 9% Notes was lower due to our note repurchases during 2009 and 2008, and the outstanding balance on our revolving credit facility was lower.

Gain on debt extinguishment of $0.7 million resulted from the repurchase of $1.0 million of our 9% Notes.

The provision for income taxes was $37.0 million for the nine months ended September 30, 2009 compared to a benefit from income taxes of $0.1 million for the same period in 2008. The effective tax rates for the nine months ended September 30, 2009 and 2008 were approximately (24.9%) and 10.3%, respectively. This change in income taxes was due to the recording of a deferred tax valuation allowance.

For the nine months ended September 30, 2009, our net loss was $185.1 million, compared to a net loss of $0.9 million for the same period last year.

Segment Operating Results

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Trucking, which consists of truckload transportation of bulk chemicals, and

•	Container Services, specifically ISO tank container transportation and depot services.

Segment revenues and operating income include the allocation of fuel surcharge to the trucking segment. The operating income reported in our segments excludes amounts reported in Other operating income, such as gains and losses on disposal of property and equipment, restructuring costs, impairment charge, corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. Included in Other revenues are revenues from our tank wash services and other value-added services. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment operating results are as follows (in thousands):

	Three months ended September 30,				Change
	2009	% of Total	2008	% of Total	$	%
Operating revenue:
Trucking	123,053	75.6%	174,222	81.1%	(51,169)	(29.4)%
Container Services	20,248	12.4%	22,660	10.6%	(2,412)	(10.6)%
Other revenue	19,504	12.0%	17,859	8.3%	1,645	9.2%

Total	162,805	100.0%	214,741	100.0%

Operating income:
Trucking	9,803	72.2%	12,165	77.0%	(2,362)	(19.4)%
Container Services	2,754	20.3%	3,125	19.8%	(371)	(11.9)%
Other operating income	1,013	7.5%	513	3.2%	500	97.5%

Total	13,570	100.0%	15,803	100.0%

	Nine months ended September 30,				Change
	2009	% of Total	2008	% of Total	$	%
Operating revenue:
Trucking	347,671	75.2%	523,998	81.0%	(176,327)	(33.7)%
Container Services	58,027	12.6%	66,930	10.3%	(8,903)	(13.3)%
Other revenue	56,625	12.2%	56,276	8.7%	349	0.6%

Total	462,323	100.0%	647,204	100.0%

Operating income:
Trucking	25,492	68.7%	30,282	72.4%	(4,790)	(15.8)%
Container Services	8,044	21.7%	7,202	17.2%	842	11.7%
Other operating income	3,565	9.6%	4,330	10.4%	(765)	(17.7)%

Total	37,101	100.0%	41,814	100.0%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Operating revenue:

Trucking – revenues decreased $51.2 million, or 29.4%, for the quarter ended September 30, 2009 compared to the same period for 2008 due to a decrease of $26.8 million of fuel surcharge and a decrease of $24.4 million in linehaul revenue.

Container Services – revenues decreased $2.4 million, or 10.6%, for the quarter ended September 30, 2009 compared to the same period for 2008 due to a decrease of $2.1 million of fuel surcharge and a decrease of $0.3 million in linehaul revenue.

Other revenue – revenues increased $1.6 million, or 9.2%, for the quarter ended September 30, 2009 compared to the same period for 2008 due primarily to an increase in rental income partially offset by reduced tank wash revenue.

Operating income:

Trucking – operating income decreased $2.4 million, or 19.4%, for the quarter ended September 30, 2009 compared to the same period for 2008 due to a decrease in linehaul revenue offset by cost savings initiatives and conversion of company-operated terminals to affiliate terminals.

Container Services – operating income decreased $0.4 million, or 11.9%, for the quarter ended September 30, 2009 compared to the same period for 2008 due to reduced revenues.

Other operating income – operating income increased $0.5 million, or 97.5%, for the quarter ended September 30, 2009 compared to the same period for 2008 primarily due to increased rental income partially offset by reduced tank wash revenue.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Operating revenue:

Trucking – revenues decreased $176.3 million, or 33.7%, for the nine months ended September 30, 2009 compared to the same period for 2008 due to a decrease of $98.1 million in linehaul revenue and a decrease of $78.2 million of fuel surcharge.

Container Services – revenues decreased $8.9 million, or 13.3%, for the nine months ended September 30, 2009 compared to the same period for 2008 due to a decrease of $5.8 million in fuel surcharge and a decrease of $3.1 million of linehaul revenue.

Other revenue – revenues increased $0.3 million, or 0.6%, for the nine months ended September 30, 2009 compared to the same period for 2008 due primarily to an increase in rental income partially offset by a decrease in our tank wash revenue.

Operating income:

Trucking – operating income decreased $4.8 million, or 15.8%, for the nine months ended September 30, 2009 compared to the same period for 2008 due to a decrease in linehaul revenue offset by cost savings initiatives and conversion of company-operated terminals to affiliate terminals.

Container Services – operating income increased $0.8 million, or 11.7%, for the nine months ended September 30, 2009 compared to the same period for 2008 due to expanded terminal operations.

Other operating income – operating income decreased $0.8 million, or 17.7%, for the nine months ended September 30, 2009 compared to the same period for 2008, primarily due to reduced tank wash revenue.

Liquidity and Capital Resources

We believe that our liquidity, asset-light business model, and streamlined operations will enable us to weather a continued economic downturn. Although miles driven were lower in the nine-month period ending September 30, 2009 than in the prior-year period, we still generated positive cash flow from operations during the first nine months of 2009. We reduced the aggregate principal amount of our long-term debt and capital lease obligations (including current maturities) by $23.6 million during the nine months ended September 30, 2009. Additionally, at September 30, 2009, we had $52.1 million of borrowing availability under our asset-based loan facility (the “ABL Facility”).

The following summarizes our cash flows for the nine months ended September 30, 2009 and 2008 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements (in thousands):

	Nine months ended September 30,
	2009	2008
Net cash provided by operating activities	$29,213	$10,665
Net cash used in investing activities	(630)	(10,448)
Net cash (used in) provided by financing activities	(32,574)	13,529
Effect of exchange rate changes on cash	35	(14)

Net (decrease) increase in cash and cash equivalents	(3,956)	13,732
Cash and cash equivalents at beginning of period	6,787	9,711

Cash and cash equivalents at end of period	$2,831	$23,443

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our ABL Facility. Our primary cash needs consist of working capital, capital expenditures and debt service including our ABL Facility, our 9% Notes and our 2012 Notes. We are focusing on: (i) stabilizing our top line, (ii) increasing our borrowing availability, (iii) simplifying our business, and (iv) improving our earnings. We incur capital expenditures for the purpose of purchasing tractors and trailers to meet our strategic needs during the year, and maintaining and improving our infrastructure. In addition, we may from time to time repurchase or redeem our outstanding securities.

During the first quarter of 2009 and fourth quarter of 2008, we repurchased $25.2 million in aggregate principal amount of the 9% Notes for an aggregate purchase price of $8.0 million. On October 15, 2009, we completed exchange and tender offers to exchange new notes and cash consideration for any and all of our 2012 Notes and our 9% Notes. Following the completion, $0.5 million in principal amount of our 2012 Notes and $16.0 million in principal amount of our 9% Notes remain outstanding. We may from time to time repurchase or redeem additional amounts of our outstanding securities. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

Net cash provided by operating activities was $29.2 million for the nine-month period ended September 30, 2009 compared to $10.7 million provided in the comparable 2008 period. The $18.5 million increase in cash provided by operating activities was due in part to the increased collections of outstanding accounts receivable and fewer loss and damage claims paid in the 2009 period.

Net cash used in investing activities totaled $0.6 million for the nine-month period ended September 30, 2009 compared to $10.4 million used in the comparable 2008 period. The $9.8 million change resulted from a decrease in capital expenditures, decrease in business assets purchased, and increase in proceeds from the sale of assets not used in our business in 2009.

Net cash used in financing activities was $32.6 million during the nine-month period ended September 30, 2009, compared to $13.5 million provided in the comparable 2008 period. The cash was primarily utilized to repay $12.0 million of borrowings under our ABL Facility, $13.5 million to pay down other debt and capital lease obligations, and repurchase $1.0 million in principal amount of our 9% Notes. In the 2008 period, we had increased borrowings of $20.9 million on our ABL Facility that were used to pay accrued loss and damage claims, to purchase equipment and to pay down debt and capital lease obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at September 30, 2009, over the periods we expected them to be paid at September 30, 2009 (in thousands):

	Total	Remainder of 2009	Years 2010 & 2011	Years 2012 & 2013	Year 2014 and after
Operating leases (1)	$52,957	$4,592	$27,875	$12,017	$8,473
Total indebtedness (2)	322,605	1,005	105,186	214,335	2,079
Capital leases	18,925	1,844	9,576	6,950	555
Interest on indebtedness (3)	41,204	5,115	30,283	5,511	295

Total	$435,691	$12,556	$172,920	$238,813	$11,402

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases.
(2)	Includes an unamortized original issue discount of $2.5 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of September 30, 2009 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of September 30, 2009 will remain in effect until maturity.

The completion of our exchange and tender offers on October 15, 2009, has changed our long-term indebtedness principal and interest payment expectations as follows:

	Total	Remainder of 2009	Years 2010 & 2011	Years 2012 & 2013	Year 2014 and after
Total indebtedness (1)	$329,097	$1,005	$21,456	$304,557	$2,079
Interest on indebtedness (2)	106,353	6,880	55,961	43,217	295

(1)	Includes an unamortized original issue discount of $9.2 million.
(2)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of October 15, 2009 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of October 15, 2009 will remain in effect until maturity.

Other Liabilities and Obligations

We have $11.3 million of environmental liabilities, $18.8 million of pension plan obligations and $20.2 million of other insurance claim obligations. We expect to pay these various obligations over the next 10 years. We also have $40.0 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letter of credit as of September 30, 2009 for our insurance administrator totaled $33.6 million, a decrease of $6.5 million from the prior quarter. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letters of credit. As of September 30, 2009, our FIN 48 liability is $1.9 million and represents total gross unrecognized tax benefits that may be paid in future periods. In addition, we have accrued $1.1 million of interest and penalties that may be paid in future periods.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Capital lease obligations	$18,925	$23,816
ABL Facility	75,000	87,000
Senior Floating Rate Notes due 2012	135,000	135,000
9% Senior Subordinated Notes due 2010	99,761	100,761
Boasso Note	—	2,500
Other Notes	12,844	16,855

Long-term debt, including current maturities	341,530	365,932
Discount on Senior Floating Rate Notes	(2,520)	(3,346)

	339,010	362,586
Less current maturities of long-term debt (including capital lease obligations)	(9,601)	(16,355)

Long-term debt, less current maturities	$329,409	$346,231

The completion of our exchange and tender offers on October 15, 2009, changed our outstanding notes as follows (in thousands):

October 15, 2009
Senior Floating Rate Notes due 2012	$501
9% Senior Subordinated Notes due 2010	16,031
10% Senior Notes due 2013	134,499
11.75% Senior Subordinated PIK Notes due 2013	80,742

The ABL Facility

The ABL Facility which was effective December 18, 2007, consists of a current asset-based revolving facility in an initial amount of $195.0 million (the “current asset tranche”) and a fixed asset-based revolving facility in an initial amount of $30.0 million (the “fixed asset tranche”), with the total commitments under the fixed asset tranche to be reduced, and the total commitments under the current asset tranche correspondingly increased, by $5.0 million on each at December 18, 2009 and 2010. Borrowings of revolving loans under the ABL Facility are allocated pro rata to the current asset tranche and the fixed asset tranche based on the then-current, current asset borrowing base and the then-current fixed asset borrowing base. The ABL Facility matures June 18, 2013. The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.

The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit, which are allocated pro rata between the two tranches based on the then-current borrowing base for each tranche (or, to the current asset tranche, if the credit extensions under the fixed asset tranche are repaid and the commitments thereunder are terminated prior to the termination of the ABL Facility, and up to $10.0 million for swingline borrowings on same-day notice, which are allocated under the current asset tranche. The proceeds of the ABL Facility were used, together with the proceeds from an additional private offering of $50 million of Senior Floating Rate Notes (described below under “Senior Floating Rate Notes”), to repay a portion of our previous credit facility and to finance a portion of the Boasso acquisition. The ABL Facility contains a fixed charge coverage ratio of 1.0 to 1.0 which only needs to be met if borrowing availability is less than $20 million. At September 30, 2009, we had $52.1 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin for borrowings under the current asset tranche at September 30, 2009 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at September 30, 2009 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate for the ABL Facility is the higher of the prime rate and the federal funds overnight rate plus 0.50%. We are also required to pay a fee for utilized commitments under the ABL Facility at a rate equal to 0.25% per annum. The ABL Facility is required to be prepaid only to the extent that the aggregate amount of outstanding borrowings, unreimbursed letters of credit drawings and undrawn letters of credit under the relevant tranche exceeds the lesser of the applicable commitments and the applicable borrowing base in effect at such time for such tranche. The borrowing base for the current asset tranche consists of eligible accounts receivable, eligible inventory and eligible truck and trailer fleet, and the borrowing base for the fixed asset tranche consists of eligible real property and certain eligible equipment. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at September 30, 2009 and 2008 was 2.3% and 5.3%, respectively.

All obligations under the ABL Facility are guaranteed by QDI and each of our wholly-owned domestic restricted subsidiaries (other than our immaterial subsidiaries). Obligations under the current asset tranche and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements), are secured by a first-priority lien on certain assets of QD LLC and the guarantors, including eligible accounts receivable, eligible inventory and eligible truck and trailer fleet (“current asset tranche priority collateral”), and a second-priority lien on all other assets of QD LLC and the guarantors, including eligible real property and certain eligible equipment (“fixed asset tranche priority collateral”). Obligations under the fixed asset tranche, and the guarantees of those obligations, are secured by a first-priority lien on fixed asset tranche priority collateral and a second-priority lien on current asset tranche priority collateral.

We incurred $6.9 million in debt issuance costs relating to the ABL Facility. We are amortizing these costs over the term of the ABL Facility.

Senior Floating Rate Notes

On August 28, 2009, we commenced exchange and tender offers to exchange new notes and cash consideration for any and all of our 2012 Notes. These offers were completed on October 15, 2009. Refer to Note 11, “Subsequent Events” in the Notes to Consolidated Financial Statements.

On January 28, 2005, we consummated the private offering of $85 million in Senior Floating Rate Notes by QD LLC and QD Capital. These are guaranteed by QDI and domestic subsidiaries at 98% of the face value of the notes. On December 18, 2007, we consummated a private offering of $50 million in Senior Floating Rate Notes by QD LLC and QD Capital. These are guaranteed by QDI and domestic subsidiaries at 93% of the face value of the notes (combined “the 2012 Notes”). The 2012 Notes, due January 15, 2012, pay interest quarterly on January 15, April 15, July 15, and October 15. Interest accrues at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.5%. The net proceeds of the $85 million offering were used to repay approximately $70 million of a previous term loan and to make a distribution to QDI, which in turn used such proceeds to redeem all $7.5 million principal amount of previous outstanding Series B Notes. The balance was used for general corporate purposes, including the repayment of $5.8 million of indebtedness under the revolving credit portion of our previous credit facility. The previous credit facility was amended to incorporate this reduction in the term-loan portion of the facility and to modify the covenants. The net proceeds of the $50 million offering were used to repay a portion of our previous credit facility and to finance a portion of the Boasso acquisition. The interest rate on the $135 million of 2012 Notes at September 30, 2009 and 2008 was 5.0% and 7.3%, respectively.

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

9% Senior Subordinated Notes

On August 28, 2009, we commenced exchange and tender offers to exchange new notes and cash consideration for any and all of our 9% Notes. These offers were completed on October 15, 2009. Refer to Note 11, “Subsequent Events” in the Notes to Consolidated Financial Statements.

The 9% Notes are unsecured obligations, due November 2010, guaranteed on a senior subordinated basis by us and all of our direct and indirect domestic subsidiaries. The guarantees are full, unconditional, joint and several obligations of the guarantors.

As of September 30, 2009, we have repurchased $25.2 million in principal amount of 9% Notes. The repurchase of these 9% Notes for approximately $8.0 million plus accrued interest of $0.2 million resulted in a pre-tax gain on extinguishment of debt of $0.7 million in the first quarter of 2009 and $16.5 million in the fourth quarter of 2008.

We incurred $5.5 million in debt issuance costs relating to the issuance of the 9% Notes. During 2009 and 2008, we wrote off approximately $0.3 million in debt issuance costs relating to the repurchase of the 9% Notes. We are amortizing the remaining costs over the remaining term of the 9% Notes.

We may redeem the 9% Notes, in whole or in part from time to time, upon not less than 30 nor more than 60 days’ notice at the redemption price of 102.25% of the outstanding principal amount thereof, if redeemed during the twelve-month period commencing on November 15, 2008, and at the redemption price of 100% of the outstanding principal amount thereof, if redeemed on or after November 15, 2009, plus accrued and unpaid interest thereon, if any, to the date of redemption.

Boasso Note

Included in our aggregate purchase price for Boasso was a $2.5 million 7% promissory note with a maturity on December 18, 2008 for the benefit of a former Boasso shareholder. The shareholder had the right to demand payment on December 18, 2008, or convert the note into shares of our common stock following the first anniversary of the acquisition at the election of the holder at a price of $4.47 per share (the closing price of the shares reported on NASDAQ on the day before the acquisition). The holder of the note exercised his right to demand payment on December 18, 2008, and received payment of cash in full including unpaid interest in January 2009.

Collateral, Guarantees and Covenants

The ABL Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends and distributions or repurchase our capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, including the 9% Notes and the 2012 Notes; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries. The ABL Facility also contains certain customary affirmative covenants and events of default.

At September 30, 2009, QD LLC had the ability to incur additional indebtedness, subject to limitations described above and those imposed by the indentures governing the 9% Notes and the 2012 Notes. Under the indentures governing the 9% Notes and 2012 Notes, in addition to specified permitted indebtedness, QD LLC was permitted to incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA (as defined in the respective indentures for the QD LLC Notes) to consolidated fixed charges) was 2.00 to 1.0 or less.

We were in compliance with all covenants in our indebtedness at September 30, 2009.

Debt Retirement

The following is a schedule of our indebtedness at September 30, 2009 over the periods we were required to pay such indebtedness as of September 30, 2009 (in thousands):

	Remainder of 2009	2010	2011	2012	2013 and after	Total
Capital lease obligations	$1,844	$5,299	$4,277	$4,720	$2,785	$18,925
ABL Facility (1)	—	—	—	—	75,000	75,000
9% Senior Subordinated Notes, due 2010	—	99,761	—	—	—	99,761
Senior Floating Rate Notes, due 2012 (2)	—	—	—	135,000	—	135,000
Other Notes	1,005	3,114	2,311	2,104	4,310	12,844

Total	$2,849	$108,174	$6,588	$141,824	$82,095	$341,530

(1)	The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. The maturity date of the ABL Facility is also advanced to a date 91 days prior to the maturity date of the 2012 Notes or the 9% Notes (and replacement indebtedness) if the aggregate principal amount of the notes maturing in the 91-day period exceeds $50.0 million.
(2)	Amounts include the remaining unamortized original issue discount of $2.5 million relating to the 2012 Notes.

The following is a schedule of our debt issuance costs at September 30, 2009 (in thousands):

	Issuance Costs	Accumulated Amortization	Balance
ABL Facility	$6,862	$(2,256)	$4,606
9% Senior Subordinated Notes, due 2010	5,213	(4,543)	670
Senior Floating Rate Notes, due 2012	4,796	(2,702)	2,094

Total	$16,871	$(9,501)	$7,370

Amortization expense of deferred issuance costs was $2.1 million and $2.2 million for the nine months ending September 30, 2009 and 2008, respectively. We are amortizing these costs over the term of the debt instruments.

The completion of our exchange and tender offers on October 15, 2009 changed our outstanding indebtedness over the periods we are required to pay such indebtedness as follows:

	Remainder of 2009	2010	2011	2012	2013 and after	Total
Capital lease obligations	$1,844	$5,299	$4,277	$4,720	$2,785	$18,925
ABL Facility	—	—	—	—	75,000	75,000
9% Senior Subordinated Notes, due 2010	—	16,031	—	—	—	16,031
Senior Floating Rate Notes, due 2012 (1)	—	—	—	501	—	501
10% Senior Notes, due 2013	—	—	—	—	134,499	134,499
11.75% Senior Subordinated PIK Notes, due 2013	—	—	—	—	90,222	90,222
Other Notes	1,005	3,114	2,311	2,104	4,310	12,844

Total	$2,849	$24,444	$6,588	$7,325	$306,816	$348,022

(1)	Amounts do not include the remaining unamortized original issue discount of $9.2 million.

Liquidity

We believe that, based on current operations and anticipated growth, our cash flow from operations, together with available sources of liquidity, including borrowings under the revolver, will be sufficient to fund anticipated capital expenditures, make required payments of principal and interest on our debt, including obligations under our credit agreement, and satisfy other long-term contractual commitments for the next 12 months.

However, for periods extending beyond 12 months, if our operating cash flow and borrowings under the revolving portions of the ABL Facility are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we would be required to seek alternative financing. These alternatives would likely include the sale of a portion or all of our assets or operations, or the sale of additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms, or were not permitted under our existing agreements, we might default on some or all of our obligations.

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

As a holding company with no significant assets other than ownership of 100% of QD LLC’s membership units, QDI also depends upon QD LLC’s cash flows to service our debt. QD LLC’s ability to make distributions to QDI is restricted by the covenants contained in the revolving portion of our ABL Facility and the indentures governing the 9% Notes and 2012 Notes. However, Apollo, as our controlling shareholder, may have an interest in pursuing reorganizations, restructurings or other transactions involving us that, in their judgment, could enhance their equity investment even though those transactions might involve increasing QD LLC’s leverage or impairing QD LLC’s creditworthiness in order to decrease QDI’s leverage. While the restrictions in the revolving portion of our ABL Facility cover a wide variety of arrangements that have traditionally been used to effect highly leveraged transactions, the ABL Facility and the indentures may not afford the holders of our debt protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction.

Subsequent Developments

As noted above we completed on October 15, 2009 exchange and tender offers for our 2012 Notes and our 9% Notes. We received approximately $134.5 million of our 2012 Notes in exchange for 2013 Senior Notes. We received approximately $83.6 million of our 9% Notes in exchange for the issuance of approximately $80.7 million aggregate principal amount of the 2013 PIK Notes and approximately 1.75 million warrants as well as the payment of approximately $1.8 million in cash. The warrants are exercisable to purchase shares of our common stock at an exercise price of $0.01 per share, during the period beginning on the six-month anniversary of the closing date and ending on November 1, 2013. The 2013 Senior Notes and 2013 PIK Notes are our subsidiary issuers’ unsecured and unsubordinated obligations and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis, jointly and severally, by QDI, our other subsidiary guarantors, and certain of our future U.S. restricted subsidiaries.

Interest is payable on the 2013 Senior Notes at 10% per annum, semiannually, to holders of record at the close of business on May 15 and November 15 immediately preceding the interest payment dates on June 1 and December 1 of each year, commencing on June 1, 2010. We may redeem the 2013 Senior Notes, in whole or part, at any time at a price equal to 100% of the principal amount of the 2013 Senior Notes redeemed, plus accrued and unpaid interest to the redemption date. Subject to certain conditions, we are required to redeem $6.0 million in principal amount of the 2013 Senior Notes on each June 1 and December 1, commencing December 1, 2010. Additionally, beginning after 2011, subject to certain conditions, the 2013 Senior Notes may be subject to mandatory redemption based on the amount of excess cash flow we generate.

Interest is payable on the 2013 PIK Notes at 11.75% per annum, payable 9% in cash and 2.75% in the form of additional 2013 PIK Notes, quarterly, to holders of record at the close of business on January 15, April 15, July 15 and October 15 immediately preceding the interest payment date on February 1, May 1, August 1 and November 1 of each year, commencing on February 1, 2010. We may redeem the 2013 PIK Notes, in whole or part, at any time prior to October 15, 2010, at a price equal to 100% of the principal amount of the 2013 PIK Notes redeemed, plus accrued and unpaid interest to the redemption date and a “make-whole premium.” After October 15, 2010, we may redeem the 2013 PIK Notes, in whole or part, at any time at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date. At any time (which may be more than once) prior to October 15, 2010, we may redeem up to 35% of the principal amount of the 2013 PIK Notes at a redemption price equal to 111.75% of the face amount thereof with the net proceeds of one or more equity offerings so long as at least 65% of the aggregate principal amount of the 2013 PIK Notes issued on the closing date remains outstanding afterwards.

Upon the completion of the exchange and tender offers , we amended the 2012 Notes and the 9% Notes to eliminate or waive substantially all of the restrictive covenants, to eliminate certain events of default, to modify covenants regarding mergers and consolidations and modify or eliminate certain other provisions contained in the indentures governing the 2012 Notes and the 9% Notes. The indentures governing the 2013 Senior Notes and the 2013 PIK Notes also contain covenants that limit our ability to, among other things: (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. These covenants are subject to a number of important limitations and exceptions. In particular, under the indenture governing the 2013 Senior Notes, in addition to specified permitted indebtedness, QD LLC may incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA to Consolidated Fixed Charges (each as defined in the indenture for the 2013 Senior Notes)) is greater than (i) 2.1 to 1.0 on or prior to June 18, 2010, and (ii) 2.2 to 1.0, after June 18, 2010. Under the indenture governing the 2013 PIK Notes, in addition to specified permitted indebtedness, QD LLC may incur additional indebtedness so long as, on a pro forma basis, QD LLC’s consolidated fixed charge coverage ratio (the ratio of Consolidated EBITDA to Consolidated Fixed Charges (each as defined in the indenture for the 2013 PIK Notes)) is greater than 2.0 to 1.0. The indentures also provide for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding notes to be due and payable immediately.

We have agreed pursuant to registration rights agreements to file registration statements within 120 days relating to an offer to exchange the 2013 Senior Notes and the 2013 PIK Notes for debt securities which are substantially identical in all material respects to the 2013 Senior Notes and the 2013 PIK Notes, respectively, and to use our commercially reasonable efforts to cause the registration statements to be declared effective by the Securities and Exchange Commission within 180 days, and to consummate the exchange offer within 220 days, from October 15, 2009. If we fail to satisfy these obligations, we will be required to pay additional interest.

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report, along with other documents that are publicly disseminated by us, contains or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. All statements included in this report and in any subsequent filings made by us with the SEC other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as well as those discussed in this Quarterly Report on Form 10-Q. These factors include:

•	the effect of local and national economic, credit and capital market conditions on the economy in general, and on the industries in which we operate in particular,

•	turmoil in the credit and capital markets,

•	access to available and reasonable financing on a timely basis,

•	availability and price of diesel fuel,

•	adverse weather conditions,

•	competitive rate fluctuations,

•	our substantial leverage and restrictions contained in our debt arrangements and interest rate fluctuations in our floating rate indebtedness,

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

•

our material exposure to both historical and changing environmental regulations and the increasing costs relating to environmental compliance including those relating to the control of greenhouse gas emissions, such as market-based (cap-and-trade) mechanisms,

•

our liability as a self-insurer to the extent of our deductibles, as well as our ability or inability to reduce our claims exposure through insurance due to changing conditions and pricing in the insurance marketplace,

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the nine months ended September 30, 2009, we did not hold derivative instruments or engage in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our variable-rate borrowings under the ABL Facility and the 2012 Notes. With regard to the ABL Facility, at QD LLC’s option, the applicable margin for borrowings under the current asset tranche at September 30, 2009 is 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at September 30, 2009 is 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate under the ABL Facility is equal to the higher of the prime rate and the federal funds overnight rate plus 0.50%. The base rate for our 2012 Notes is LIBOR plus 4.50%.

	Balance at September 30, 2009 ($ in 000s)	Interest Rate at September 30, 2009	Effect of 1% Increase ($ in 000s)
ABL Facility	$75,000	2.28%	$750
Senior Floating Rate Notes - $135M	135,000	5.01%	1,350

Total	$210,000		$2,100

At September 30, 2009, a 1% point increase in the current per annum interest rate for each would result in $2.1 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of September 30, 2009. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase. On October 15, 2009, we exchanged $134.5 million of the Senior Floating Rate Notes with variable interest rate for fixed rate 2013 Notes.

Foreign Currency Exchange Rate Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. The currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in U.S. dollars; and

•	the value of the net assets of our international operations reported in U.S. dollars.

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 6.2% of our consolidated revenue for the nine months ended September 30, 2009 and 6.6% of our consolidated revenue for the nine months ended September 30, 2008. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, isolating the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the U.S. dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the nine months ended September 30, 2009 were negatively impacted by a $4.3 million foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first nine months of 2009 related to the Canadian dollar versus the U.S. dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.3 million for the nine months ended September 30, 2009, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the U.S. dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at September 30, 2009, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the nine months ended September  30, 2009 and 2008, a majority of fuel costs were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A — Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company.

Our expected future higher interest expense could limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

Our 2013 Senior Notes and 2013 PIK Notes carry higher rates of interest and higher cash rates of interest than the rates of the 2012 Notes and 9% Notes for which they were exchanged. Our higher interest expense may reduce our future profitability.

Our future higher interest expense could have other important consequences with respect to our ability to manage our business successfully, including the following:

•

it may make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the ABL Facility, the indentures governing our senior notes, and our other indebtedness;

•	using a portion of our cash flow to pay interest on our indebtedness will reduce the availability of our cash flow to fund working capital, capital expenditures and other business activities;

•	it increases our vulnerability to adverse economic and industry conditions;

•	it limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	it may make us more vulnerable to further downturns in our business or the economy; and

•	it limits our ability to exploit business opportunities.

If fuel prices increase significantly, our results of operations could be adversely affected.

We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Political events in the Middle East, Venezuela, and elsewhere, as well as hurricanes and other weather-related events and current and future market-based (cap-and-trade) greenhouse gas emissions control mechanisms, also may cause the price of fuel to increase. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have recovered the majority of the increases in fuel prices from customers through fuel surcharges. Fuel surcharges that can be collected may not always fully offset the increase in the cost of diesel fuel. To the extent fuel surcharges are insufficient to offset our fuel costs, our results of operations may be adversely affected.

In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

ITEM 3 — Defaults Upon Senior Securities

None

ITEM 4 — Submission of Matters to a Vote of Security Holders

None

ITEM 5 — Other Information

None

ITEM 6 — Exhibits

Exhibit No.	Description

4.1	Second Supplemental Indenture to the indenture governing the Issuers’ 9% senior subordinated notes due 2010, dated as of August 27, 2009, by the Issuers, the guarantors named therein, QD Risk and The Bank of New York Mellon, as trustee. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 31, 2009.

4.2	Second Supplemental Indenture to the indenture governing the Issuers’ senior floating rate notes due 2012, Series A, dated as of August 27, 2009, by the Issuers, the guarantors named therein, QD Risk and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 31, 2009.

4.3	Supplemental Indenture to the indenture governing the Issuers’ senior floating rate notes due 2012, Series B, dated as of August 27, 2009, by the Issuers, the guarantors named therein, QD Risk and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 31, 2009.

4.4	Third Supplemental Indenture to the indenture governing the Issuers’ senior floating rate notes due 2012, Series A, dated as of September 29, 2009, by the Issuers, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1(a) to Quality Distribution, Inc.’s Current Report on Form 8-K filed on September 30, 2009.

4.5	Second Supplemental Indenture to the indenture governing the Issuers’ senior floating rate notes due 2012, Series B, dated as of September 29, 2009, by the Issuers, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1(b) to Quality Distribution, Inc.’s Current Report on Form 8-K filed on September 30, 2009.

4.6	Third Supplemental Indenture to the indenture governing the Issuers’ 9% senior subordinated notes due 2010, dated as of October 14, 2009, by the Issuers, the guarantors named therein and The Bank of New York Mellon, as trustee. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 14, 2009.

4.7	Indenture with respect to the 10% Senior Notes due 2013, dated as of October 15, 2009, by and among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

4.8	Registration Rights Agreement with respect to the 10% Senior Notes due 2013, dated as October 15, 2009, by and among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, and Credit Suisse Securities (USA) LLC and Moelis & Company LLC, as dealer managers. Incorporated herein by reference to Exhibit 4.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

4.9	Indenture with respect to the 11.75% Senior Subordinated PIK Notes due 2013, dated as of October 15, 2009, by and among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

4.10	Indenture with respect to the 11.75% Senior Subordinated PIK Notes due 2013, dated as of October 15, 2009, by and among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

4.11	Warrant Agreement, dated as October 15, 2009, by and between Quality Distribution, Inc. and The Bank of New York Mellon Trust Company, N.A., as warrant agent. Incorporated herein by reference to Exhibit 4.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

November 6, 2009	/S/ GARY R. ENZOR
GARY R. ENZOR,
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

November 6, 2009	/S/ STEPHEN R. ATTWOOD
STEPHEN R. ATTWOOD,
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)