Form 10-Q
period 2010-03-31
QUALITY DISTRIBUTION INC
filed 2010-05-07
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 4, 2010, the registrant had 20,146,138 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited - in 000’s, Except Per Share Amounts)

	Three months ended March 31,
	2010	2009
OPERATING REVENUES:
Transportation	$118,917	$111,027
Other service revenue	24,906	27,608
Fuel surcharge	17,510	11,097

Total operating revenues	161,333	149,732

OPERATING EXPENSES:
Purchased transportation	110,904	81,891
Compensation	13,892	23,211
Fuel, supplies and maintenance	12,288	17,540
Depreciation and amortization	4,243	5,335
Selling and administrative	4,778	7,145
Insurance costs	3,337	4,049
Taxes and licenses	596	1,337
Communication and utilities	1,046	2,734
Loss (gain) on disposal of property and equipment	418	(103)
Restructuring costs	1,147	600

Total operating expenses	152,649	143,739

Operating income	8,684	5,993
Interest expense	8,667	7,000
Interest income	(161)	(103)
Gain on extinguishment of debt	—	(675)
Other expense	6	143

Income (loss) before income taxes	172	(372)
Benefit from income taxes	(626)	(70)

Net income (loss)	$798	$(302)

PER SHARE DATA:
Net income (loss) per common share
Basic	$0.04	$(0.02)

Diluted	$0.04	$(0.02)

Weighted-average number of shares
Basic	19,501	19,215

Diluted	21,470	19,215

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In 000’s)

Unaudited

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,675	$5,633
Accounts receivable, net	80,541	69,625
Prepaid expenses	10,390	8,584
Deferred tax asset, net	4,626	5,506
Other	4,725	4,420

Total current assets	102,957	93,768
Property and equipment, net	127,052	127,329
Goodwill	27,023	27,023
Intangibles, net	18,069	18,467
Other assets	12,818	13,029

Total assets	$287,919	$279,616

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$19,498	$19,866
Current maturities of capital lease obligations	4,900	5,322
Accounts payable	9,591	6,182
Affiliates and independent owner-operators payable	12,591	9,734
Accrued expenses	21,883	21,378
Environmental liabilities	3,733	3,408
Accrued loss and damage claims	7,525	8,862

Total current liabilities	79,721	74,752
Long-term indebtedness, less current maturities	291,240	284,253
Capital lease obligations, less current maturities	10,809	11,843
Environmental liabilities	7,740	8,241
Accrued loss and damage claims	8,679	10,534
Other non-current liabilities	27,075	28,896

Total liabilities	425,264	418,519

Commitments and contingencies - Note 11
Redeemable noncontrolling interest	1,833	1,833
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 29,000 shares authorized; 20,366 issued and 20,146 outstanding at March 31, 2010 and 20,297 issued and 20,077 outstanding at December 31, 2009, respectively	364,535	364,046
Treasury stock, 220 shares at March 31, 2010 and December 31, 2009	(1,580)	(1,580)
Accumulated deficit	(293,770)	(294,568)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(25,316)	(25,587)
Stock purchase warrants	6,696	6,696
Stock subscriptions receivable	(154)	(154)

Total shareholders’ deficit	(139,178)	(140,736)

Total liabilities, redeemable noncontrolling interest and shareholders’ deficit	$287,919	$279,616

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2010 and 2009

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Stock Subscription Receivables	Total Shareholders’ Equity
Balance, December 31, 2008	19,754	(205)	$362,945	$(1,580)	$(114,034)	$(189,589)	$(26,488)	$—	$(234)	$31,020
Net loss	—	—	—	—	(302)	—	—	—	—	(302)
Issuance of restricted stock	95	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	63	—	—	—	—	—	—	63
Amortization of stock options	—	—	93	—	—	—	—	—	—	93
Amortization of prior service costs and losses, net of tax	—	—	—	—	—	—	312	—	—	312
Translation adjustment, net of tax	—	—	—	—	—	—	126	—	—	126

Balance, March 31, 2009	19,849	(205)	$363,101	$(1,580)	$(114,336)	$(189,589)	$(26,050)		$(234)	$31,312

Balance, December 31, 2009	20,297	(220)	$364,046	$(1,580)	$(294,568)	$(189,589)	$(25,587)	6,696	$(154)	$(140,736)
Net income	—	—	—	—	798	—	—	—	—	798
Issuance of restricted stock	69	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	214	—	—	—	—	—	—	214
Amortization of stock options	—	—	275	—	—	—	—	—	—	275
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	323	—	—	323
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(52)	—	—	(52)

Balance, March 31, 2010	20,366	(220)	$364,535	$(1,580)	$(293,770)	$(189,589)	$(25,316)	6,696	$(154)	$(139,178)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - In 000’s)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$798	$(302)
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Deferred income tax benefit	—	(18)
Depreciation and amortization	4,243	5,335
Bad debt expense	132	602
Loss (gain) on disposal of property and equipment	418	(103)
PIK interest on Senior Subordinated Notes	558	—
Gain on extinguishment of long-term debt	—	(675)
Stock-based compensation	489	156
Amortization of deferred financing costs	676	701
Amortization of bond discount	585	275
Redeemable noncontrolling interest dividends	36	36
Changes in assets and liabilities:
Accounts and other receivables	(11,106)	4,539
Prepaid expenses	(1,806)	(178)
Other assets	(822)	365
Accounts payable	1,897	958
Accrued expenses	503	(2,281)
Environmental liabilities	(175)	391
Accrued loss and damage claims	(3,193)	153
Affiliates and independent owner-operators payable	2,857	3,506
Other liabilities	(295)	402
Current income taxes	51	(208)

Net cash (used in) provided by operating activities	(4,154)	13,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,622)	(1,758)
Proceeds from sales of property and equipment	1,393	2,166

Net cash (used in) provided by investing activities	(3,229)	408

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,282)	(4,626)
Principal payments on capital lease obligations	(1,456)	(1,877)
Proceeds from revolver	14,600	8,000
Payments on revolver	(8,600)	(13,000)
Payments on acquisition notes	(318)	(227)
Change in book overdraft	1,513	(1,985)
Redeemable noncontrolling interest dividends	(36)	(36)

Net cash provided by (used in) financing activities	4,421	(13,751)

Effect of exchange rate changes on cash	4	(6)

Net (decrease) increase in cash and cash equivalents	(2,958)	305
Cash and cash equivalents, beginning of period	5,633	6,787

Cash and cash equivalents, end of period	$2,675	$7,092

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period for:
Interest	$3,329	$4,805

Income Taxes	(56)	114

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

In this quarterly report, unless the context otherwise requires or indicates, (i) the terms the “Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) the term “QD Capital” refers to our wholly owned subsidiary, QD Capital Corporation, a Delaware corporation, (iv) the term “QCI” refers to our wholly owned subsidiary, Quality Carriers, Inc., an Illinois Corporation and (v) the term “Boasso” refers to our wholly owned subsidiary, Boasso America Corporation, a Louisiana corporation.

We are primarily engaged in truckload transportation of bulk chemicals and are also engaged in International Organization Standardization, or ISO, tank container transportation and depot services, logistics and other value-added services. We conduct a significant portion of our business through a network of affiliates and independent owner-operators. Affiliates are independent companies which enter into various term contracts with the Company. Affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain affiliates lease trailers from us. Independent owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with independent owner-operators may be terminated by either party on short notice. We charge affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, affiliates and independent owner-operators are normally paid a percentage of the revenues collected on each load hauled.

Our accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of consolidated financial position, results of operations and cash flows have been included. The year ended consolidated balance sheet data was derived from audited financial statements, but does not include all the disclosures required by GAAP. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2009, including the consolidated financial statements and accompanying notes.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.

New Accounting Pronouncements

In June 2009, FASB issued new guidance which revises and updates previously issued guidance related to variable interest entities. The new guidance eliminates the exceptions to consolidating qualifying special-purpose entities that were included in the prior guidance. The new guidance contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The new guidance became effective for our fiscal year beginning January 1, 2010. The Company has concluded its relationship with affiliates does not represent variable interests and that the Company is not in a position to direct the significant economic activities of the affiliates.

In June 2009, the FASB issued guidance that eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance became effective for our fiscal year beginning January 1, 2010 and had no impact on our consolidated financial statements.

Acquisition and Dispositions

During 2009 and the first three months of 2010, we did not complete any acquisitions or dispositions of businesses or affiliates except as described below.

On October 10, 2009, we sold substantially all of the operating assets of our tank wash subsidiary, Quala Systems, Inc, (“QSI”), for $13.0 million, of which $10.0 million was paid in cash and the remaining $3.0 million in a subordinated note. The subordinated note is a five year non-amortizing note which matures on December 31, 2014. The principal is payable in a lump sum at maturity. Interest is payable quarterly at 7% per annum commencing December 31, 2009. In connection with the sale, QSI entered into various agreements with the purchaser, which is not affiliated with us, including long-term leases of real estate used in the tank wash business and various operating agreements. The assets sold had a net book value of $4.9 million which included $4.3 million of equipment, $0.4 million of inventory, and $0.2 million of intangibles. The sold QSI business generated approximately $19.5 million of revenue in 2009 from tank wash and related operations. Following the sale of the QSI business, we have purchased tank wash services (which were previously provided by QSI) from the acquirer of QSI’s tank wash assets and we expect to continue to do so in the future. Since we expect these continuing cash outflows to be significant, the sold QSI business does not qualify as a discontinued operation under FASB guidance. Therefore, we recorded a pre-tax gain of $7.1 million in the fourth quarter of 2009 as part of our operating income.

2. Fair Value of Financial Instruments

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

Fair Value Measurements on a Nonrecurring Basis

The following tables summarize assets measured at fair value on a nonrecurring basis subsequent to initial recognition:

	March 31, 2010	Significant Unobservable Inputs (Level 3)	Total Loss
Assets
Goodwill	$27,023	$27,023	$(146,230)
Intangibles	18,069	18,069	(2,400)

Total	$45,092	$45,092	$(148,630)

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

Goodwill and Intangibles

Goodwill and intangible assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs. Fair value is determined using a combination of two valuation approaches: the market approach and the income approach. As of March 31, 2010, the carrying value of our goodwill was $27.0 million, and the carrying value of our intangibles was $18.1 million. These values reflect adjustments to fair value made as of June 30, 2009 as a result of our annual impairment analysis.

Long-term indebtedness

The fair values of our 9% Senior Subordinated Notes (“9% Notes”), our Senior Floating Rate Notes (“2012 Notes”), our 10% Senior Notes (“2013 Senior Notes”) and our 11.75% Senior Subordinated PIK Notes (“2013 PIK Notes”) were based on quoted market prices. As of March 31, 2010, the carrying value of our 9% Notes was $16.0 million with a fair value of $14.6 million. As of March 31, 2010, the carrying value of our 2012 Notes was $0.5 million with a fair value of $0.4 million. As of March 31, 2010, the carrying value of our 2013 Senior Notes was $134.5 million with a fair value of $122.4 million. As of March 31, 2010, the carrying value of our 2013 PIK Notes was $81.8 million with a fair value of $67.9 million. Our asset-based loan facility (the “ABL Facility”) is variable rate debt and approximates fair value.

The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

3. Goodwill and Intangible Assets

Goodwill

Under the FASB guidance, goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. We evaluate goodwill for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit, our trucking segment and our container services segment. These reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30th . The methodology applied in the analysis performed at June 30, 2009 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis we concluded a total impairment charge to goodwill of $146.2 million was necessary at June 30, 2009, of which $144.3 million was related to our trucking segment, eliminating 100% of the carrying amount of goodwill of that segment, and $1.9 million was related to our container services segment. We continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2009 through year end 2009, and again in the quarter ended March 31, 2010. There were no indications that a triggering event had occurred following June 30, 2009. As of March 31, 2010, we had total goodwill of $27.0 million, all of which relates to our container services segment.

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

As the result of the impairment charge, we determined that we were in a cumulative loss position. Based on this negative evidence we concluded that it was no longer more likely than not that our net deferred tax asset was realizable. For purposes of assessing realizability of the deferred tax assets, this cumulative financial reporting loss position is considered significant negative evidence we will not be able to fully realize the deferred tax assets in the future. As a result, a $41.2 million deferred tax valuation allowance was recorded in 2009. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, operating results or other factors. If any of these factors and related estimates change in the future, it may increase or decrease the valuation allowance and related income tax expense in the same period.

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

In the first step, we determine the fair value for our reporting units using a combination of two valuation approaches: the market approach and the income approach. The market approach uses a guideline company methodology which is based upon a comparison of us to similar publicly-traded companies within our industry. We derive a market value of invested capital or business enterprise value for each comparable company by multiplying the price per share of common stock of the publicly traded companies by their total common shares outstanding and adding each company’s current level of debt. We calculate a business enterprise multiple based on revenue and earnings from each company, then apply those multiples to each reporting unit’s revenue and earnings to conclude a reporting unit business enterprise value. Assumptions regarding the selection of comparable companies are made based on, among other factors, capital structure, operating environment and industry. As the comparable companies were typically larger and more diversified than our reporting units, multiples were adjusted prior to application to our reporting units’ revenues and earnings to reflect differences in margins, long-term growth prospects and market capitalization.

The income approach uses a discounted debt-free cash flow analysis to measure fair value by estimating the present value of future economic benefits. To perform the discounted debt-free cash flow analysis, we develop a pro forma analysis of each reporting unit to estimate future available debt-free cash flow and discount estimated debt-free cash flow by an estimated industry weighted average cost of capital based on the same comparable companies used in the market approach. Per the FASB guidance, the weighted average cost of capital is based on inputs (e.g., capital structure, risk, etc.) from a market participant’s perspective and not necessarily from the reporting unit or QDI’s perspective. Future cash flow is projected based on assumptions for our economic growth, industry expansion, future operations and the discount rate, all of which require significant judgments by management.

As of March 31, 2010 and December 31, 2009, the goodwill balance was $27.0 million for both periods which relates to our container services segment.

Intangible Assets

Intangible assets at March 31, 2010 are as follows (in thousands):

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename	$7,400	$—	$7,400	Indefinite
Customer relationships	11,900	(2,231)	9,669	12
Non-compete agreements	2,593	(1,593)	1,000	3 – 5

	$21,893	$(3,824)	$18,069

Amortization expense for the three months ended March 31, 2010 and 2009 was $0.4 million in both periods. Estimated amortization expense for intangible assets is as follows (in thousands):

2010 remaining	$1,145
2011	1,369
2012	1,205
2013	996
2014 and after	$5,954

4. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Net income (loss)	$798	$(302)
Other comprehensive income (loss):
Amortization of prior service costs, net of tax	323	312
Foreign currency translation adjustments, net of tax	(52)	126

Comprehensive income (loss)	$1,069	$136

5. Income (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations is as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2010			March 31, 2009
	Net income (numerator)	Shares (denominator)	Per-share amount	Net loss (numerator)	Shares (denominator)	Per-share amount
Basic income (loss) available to common shareholders:
Net income (loss)	$798	19,501	$0.04	$(302)	19,215	$(0.02)
Effect of dilutive securities:
Stock options		114			—
Unvested restricted stock		106			—
Stock warrants		1,749			—

Diluted income (loss) available to common shareholders:
Net income (loss)	$798	21,470	$0.04	$(302)	19,215	$(0.02)

There is no effect of our stock options and restricted stock in the computation of diluted earnings per share for the three months ended March 31, 2009 due to a net loss in the quarter.

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2010	2009
Stock options	2,029	1,699
Unvested restricted stock	538	216

6. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares, and stock units may be granted to employees, non-employee directors, consultants and advisors. As of March 31, 2010, we had two active stock-based compensation plans.

We recognize expense for stock-based compensation based upon estimated grant date fair value. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the awards’ vesting term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within “Compensation” on the Consolidated Statement of Operations. None of the stock-based compensation was capitalized during the first three months of 2010.

The fair value of options granted during the first three months of 2009 was based upon the Black-Scholes option-pricing model. There were no options granted during the first three months of 2010. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2010, expected stock price volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted average assumptions:

	2010	2009
Risk free rate	—	1.57%
Expected life	—	5 years
Volatility	—	78.7%
Expected dividend	nil	nil

The following options and restricted shares were issued during the three months ended:

	Options Issued	Restricted Shares Issued
March 31, 2010	—	68,621

The following table summarizes stock-based compensation expense (in thousands):

	Three months ended March 31,
	2010	2009
Stock options	$275	$93
Restricted stock	214	63

	$489	$156

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of March 31, 2010 (in thousands):

		Remaining years
Stock options	$2,727	4
Restricted stock	2,200	4

	$4,927

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. No options were exercised during the three months ended March 31, 2010.

7. Employee Benefit Plans

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

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Service cost	$51	$51
Interest cost	644	688
Amortization of prior service cost	23	23
Amortization of loss	300	288
Expected return on plan assets	(540)	(509)

Net periodic pension cost	$478	$541

We contributed $0.3 million to our pension plans during the three months ended March 31, 2010. We expect to contribute an additional $2.3 million during the remainder of 2010.

8. Restructuring

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We have made estimates of the costs to be incurred as part of our restructuring plan. During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of non-driver positions and the consolidation, closure or affiliation of underperforming company terminals. We continued our plan of restructure throughout 2009 which resulted in charges of $3.5 million of which the majority related to our trucking segment. Our restructuring plan continued in 2010 and resulted in charges of $1.1 million in the quarter ended March 31, 2010, of which the majority related to our trucking segment. The charges in 2009 and 2010 related to employee termination benefits and other related exit activities, and included the termination of approximately 360 non-driver positions. We expect to conclude our restructuring plan in 2010 and to take additional related charges during the year.

In the three months ended March 31, 2010, we had the following activity in our restructuring accruals:

	Balance at December 31, 2009	Additions	Payments	Reductions	Balance at March 31, 2010
Restructuring costs	$1,063	$1,147	$(1,067)	$—	$1,143

9. Segment Reporting

Reportable Segments

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Trucking, which consists of truckload transportation of bulk chemicals, and

•	Container Services, specifically ISO tank container transportation and depot services.

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

Summarized segment data and reconciliation to loss before income taxes follows (in thousands):

	Three months ended March 31,
	2010	2009
Operating revenues:
Trucking	$121,783	$111,148
Container Services	23,195	19,901
Other revenue	16,355	18,683

Total	161,333	149,732

Operating income:
Trucking	10,533	7,585
Container Services	3,674	3,289
Other operating income	285	951

Total segment operating income	14,492	11,825
Depreciation and amortization expense	4,243	5,335
Other expense	1,565	497

Total	8,684	5,993
Interest expense	8,667	7,000
Interest income	(161)	(103)
Other expense (income)	6	(532)

Income (loss) before income taxes	$172	$(372)

Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three months ended March 31, 2010
	U. S.	International	Consolidated
Total operating revenues	$152,177	$9,156	$161,333
Operating income	7,758	926	8,684

	As of March 31, 2010
Long-term identifiable assets (1)	$137,338	$7,783	$145,121

	Three months ended March 31, 2009
	U. S.	International	Consolidated
Total operating revenues	$141,114	$8,618	$149,732
Operating income	5,217	776	5,993

	As of December 31, 2009
Long-term identifiable assets (1)	$137,807	$7,989	$145,796

(1)	Includes property and equipment and intangible assets.

10. Income Taxes

At December 31, 2009, we had approximately $1.8 million of total gross unrecognized tax benefits. Of this total, $1.2 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in any future periods.

Included in the balance of gross unrecognized tax benefits at December 31, 2009, was $0.7 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of the statute of limitations.

For the three months ended March 31, 2010, the change in unrecognized tax benefits was a decrease of $0.3 million. The change was due to an expiration of the statute of limitations. Our total gross unrecognized tax benefit at March 31, 2010 was $1.5 million.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.7 million (net of federal tax benefit) accrued for interest and $0.3 million accrued for penalties at December 31, 2009. The total amount accrued for interest and penalties at March 31, 2010 was $0.7 million.

We are subject to the income tax jurisdictions of the U.S., Canada, and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2006, to international examinations for years before 2005 and with few exceptions, to state examinations before 2005.

The effective tax rates for the three months ended March 31, 2010 and 2009 were a benefit of more than 100.0% and 18.8%, respectively. The effective tax rate for the current period includes a tax benefit of approximately $0.7 million from a change in the Company’s uncertain tax positions. This represents an “unusual or infrequently occurring item” largely influencing our effective tax rate, which otherwise would be proximate to our estimated annual effective tax rate.

11. Commitments and Contingencies

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be adversely affected by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of March 31, 2010 and December 31, 2009, we had reserves in the amount of $11.5 million and $11.6 million, respectively, for all environmental matters of which the more significant are discussed below.

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

At 7 of the 24 sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Four of these projects relate to operations conducted by our subsidiary, Chemical Leaman Corporation (“CLC”), and its subsidiaries prior to our acquisition of CLC in 1998. These four sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania;

(3) Tonawanda, New York; and (4) Scary Creek, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Remediation Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures for these seven properties to be in the range of $8.9 million to $16.7 million.

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

The groundwater treatment remedy negotiated with USEPA calls for a treatment facility for in-place treatment of groundwater contamination and a local discharge. Treatment facility construction was completed in early 2007. After various start-up issues, we expect the treatment facility to begin operating in 2010. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is continuing. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We are in negotiations with USEPA to enter a consent order to perform the remediation work. We have estimated expenditures to be in the range of $5.5 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP and USEPA in October 1995 obligating it to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a treatment facility with local discharge for groundwater treatment in the fourth quarter of 2007. Plant start-up issues are on-going but we expect the treatment facility to begin operating in 2010. The agencies approved a contaminated soils remedy, which required both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction. The remedy expanded to include off-site shipment of contaminated soils. Soil treatment was completed in September 2007. Site sampling has been conducted and the results indicate that the soil clean-up objectives have not been fully achieved. Negotiations are on-going with USEPA over further remedial actions that may be needed at the site. We have estimated expenditures to be in the range of $1.0 million to $3.4 million.

Other Properties

Scary Creek, West Virginia: CLC received a cleanup notice from the State environmental authority in August 1994. The State and we have agreed that remediation can be conducted under the State’s voluntary clean-up program (instead of the state superfund enforcement program). We are currently completing the originally planned remedial investigation and the additional site investigation work.

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

We have estimated future expenditures for Scary Creek, Tonawanda and ISRA to be in the range of $2.4 million to $4.8 million.

12. Guarantor Subsidiaries

The 2013 Senior Notes and 2012 Notes are our subsidiaries’, QD LLC and QD Capital, senior unsecured obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by QDI, our other subsidiary guarantors, and certain of our future U.S. restricted subsidiaries. The 2013 PIK Notes and 9% Notes are our subsidiaries’, QD LLC and QD Capital Corporation, unsecured and senior subordinated obligations and are fully and unconditionally guaranteed on an unsecured and senior subordinated basis, jointly and severally, by QDI, our other subsidiary guarantors, and certain of our future U.S. restricted subsidiaries. The subsidiary guarantors of all of the notes are all of our direct and indirect domestic subsidiaries. All non-domestic subsidiaries including Levy Transport, Ltd. are not guarantor subsidiaries. QD Capital has no material assets or operations. QD LLC, all its subsidiary guarantors and QD Capital are 100% owned by QDI.

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital (which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at March 31, 2010 and December 31, 2009 and condensed consolidating statements of operations for the three month periods ended March 31, 2010 and 2009 and the condensed consolidating statements of cash flows for each of the three month periods ended March 31, 2010 and 2009.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Consolidating Statements of Operations

Three Months Ended March 31, 2010

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$118,917	$—	$—	$118,917
Other service revenue	—	—	24,753	153	—	24,906
Fuel surcharge	—	—	17,510	—	—	17,510

Total operating revenues	—	—	161,180	153	—	161,333
Operating expenses:
Purchased transportation	—	—	110,904	—	—	110,904
Compensation	—	—	13,892	—	—	13,892
Fuel, supplies and maintenance	—	—	12,288	—	—	12,288
Depreciation and amortization	—	—	4,243	—	—	4,243
Selling and administrative	—	23	4,735	20	—	4,778
Insurance costs	—	—	3,332	5	—	3,337
Taxes and licenses	—	—	596	—	—	596
Communication and utilities	—	—	1,046	—	—	1,046
Loss on disposal of property and equipment	—	—	418	—	—	418
Restructuring costs	—	—	1,147	—	—	1,147

Operating (loss) income	—	(23)	8,579	128	—	8,684
Interest expense (income), non-related party, net	—	8,105	415	(14)	—	8,506
Interest (income) expense, related party, net	—	(8,105)	8,207	(102)	—	—
Gain on extinguishment of debt	—	—	—	—	—	—
Other expense (income)	—	—	56	(50)	—	6

(Loss) income before income taxes	—	(23)	(99)	294	—	172
Provision for (benefit from) income taxes	—	—	73	(699)	—	(626)
Equity in earnings of subsidiaries	798	821	—	—	(1,619)	—

Net income (loss)	$798	$798	$(172)	$993	$(1,619)	$798

Consolidating Statements of Operations

Three Months Ended March 31, 2009

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$111,027	$—	$—	$111,027
Other service revenue	—	—	27,560	48	—	27,608
Fuel surcharge	—	—	11,097	—	—	11,097

Total operating revenues	—	—	149,684	48	—	149,732
Operating expenses:
Purchased transportation	—	—	81,891	—	—	81,891
Compensation	—	—	23,211	—	—	23,211
Fuel, supplies and maintenance	—	—	17,540	—	—	17,540
Depreciation and amortization	—	—	5,335	—	—	5,335
Selling and administrative	—	22	7,113	10		7,145
Insurance costs	—	—	4,044	5	—	4,049
Taxes and licenses	—	—	1,337	—	—	1,337
Communication and utilities	—	—	2,734	—	—	2,734
Gain on disposal of property and equipment	—	—	(103)	—	—	(103)
Restructuring costs	—	—	600	—	—	600

Operating (loss) income	—	(22)	5,982	33	—	5,993
Interest expense (income), non-related party, net	—	6,231	682	(16)	—	6,897
Interest (income) expense, related party, net	—	(6,231)	6,332	(101)	—	—
Gain on extinguishment of debt	—	(675)	—	—	—	(675)
Other expense	—	—	24	119	—	143

Income (loss) before income taxes	—	653	(1,056)	31	—	(372)
(Benefit from) provision for income taxes	—	—	(123)	53	—	(70)
Equity in loss of subsidiaries	(302)	(955)	—	—	1,257	—

Net loss	$(302)	$(302)	$(933)	$(22)	$1,257	$(302)

Consolidating Balance Sheet

March 31, 2010

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$396	$2,279	$—	$2,675
Accounts receivable, net	52	—	80,426	63	—	80,541
Prepaid expenses	—	71	10,309	10	—	10,390
Deferred tax asset, net	—	—	4,626	—	—	4,626
Other	(103)	—	4,716	112	—	4,725

Total current assets	(51)	71	100,473	2,464	—	102,957
Property and equipment, net	—	—	127,052	—	—	127,052
Goodwill	—	—	27,023	—	—	27,023
Intangibles, net	—	—	18,069	—	—	18,069
Investment in subsidiaries	(142,759)	457,280	21,229	—	(335,750)	—
Other assets	—	8,527	4,291	—	—	12,818

Total assets	$(142,810)	$465,878	$298,137	$2,464	$(335,750)	$287,919

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	16,031	$3,467	$—	$—	$19,498
Current maturities of capital lease obligations	—	—	4,900	—	—	4,900
Accounts payable	—	—	9,591	—	—	9,591
Intercompany	(2,625)	301,854	(272,216)	(5,784)	(21,229)	—
Affiliates and independent owner-operators payable	—	—	12,591	—	—	12,591
Accrued expenses	—	8,082	13,782	19	—	21,883
Environmental liabilities	—	—	3,733	—	—	3,733
Accrued loss and damage claims	—	—	7,525	—	—	7,525

Total current liabilities	(2,625)	325,967	(216,627)	(5,765)	(21,229)	79,721
Long-term indebtedness, less current maturities	—	282,670	8,570	—	—	291,240
Capital lease obligations, less current maturities	—	—	10,809	—	—	10,809
Environmental liabilities	—	—	7,740	—	—	7,740
Accrued loss and damage claims	—	—	8,679	—	—	8,679
Other non-current liabilities	(1,007)	—	27,874	208	—	27,075

Total liabilities	(3,632)	608,637	(152,955)	(5,557)	(21,229)	425,264
Redeemable noncontrolling interest	—	—	1,833	—	—	1,833
Shareholders’ equity (deficit):
Common Stock	364,535	354,963	493,861	6,933	(855,757)	364,535
Treasury stock	(1,580)	—	—	—	—	(1,580)
Accumulated (deficit) retained earnings	(293,770)	(289,986)	(20,783)	2,167	308,602	(293,770)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(25,316)	(24,843)	(23,819)	(1,024)	49,686	(25,316)
Stock purchase warrants	6,696	6,696	—	—	(6,696)	6,696
Stock subscriptions receivable	(154)	—	—	—	—	(154)

Total shareholders’ (deficit) equity	(139,178)	(142,759)	449,259	8,021	(314,521)	(139,178)

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$(142,810)	$465,878	$298,137	$2,464	$(335,750)	$287,919

Consolidating Balance Sheet

December 31, 2009

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3,531	$2,102	$—	$5,633
Accounts receivable, net	52	—	69,477	96	—	69,625
Prepaid expenses	—	96	8,473	15	—	8,584
Deferred tax asset, net	—	—	5,506	—	—	5,506
Other	(104)	—	4,460	64	—	4,420

Total current assets	(52)	96	91,447	2,277	—	93,768
Property and equipment, net	—	—	127,329	—	—	127,329
Goodwill	—	—	27,023	—	—	27,023
Intangibles, net	—	—	18,467	—	—	18,467
Investment in subsidiaries	(143,830)	456,186	21,229	—	(333,585)	—
Other assets	—	9,204	3,825	—	—	13,029

Total assets	$(143,882)	$465,486	$289,320	$2,277	$(333,585)	$279,616

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	$16,031	$3,835	$—	$—	$19,866
Current maturities of capital lease obligations	—	—	5,322	—	—	5,322
Accounts payable	—	—	6,182	—	—	6,182
Intercompany	(2,139)	312,705	(283,664)	(5,673)	(21,229)	—
Affiliates and independent owner-operators payable	—	—	9,734	—	—	9,734
Accrued expenses	—	5,053	16,313	12	—	21,378
Environmental liabilities	—	—	3,408	—	—	3,408
Accrued loss and damage claims	—	—	8,862	—	—	8,862

Total current liabilities	(2,139)	333,789	(230,008)	(5,661)	(21,229)	74,752
Long-term indebtedness, less current maturities	—	275,527	8,726	—	—	284,253
Capital lease obligations, less current maturities	—	—	11,843	—	—	11,843
Environmental liabilities	—	—	8,241	—	—	8,241
Accrued loss and damage claims	—	—	10,534	—	—	10,534
Other non-current liabilities	(1,007)	—	29,044	859	—	28,896

Total liabilities	(3,146)	609,316	(161,620)	(4,802)	(21,229)	418,519
Redeemable noncontrolling interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders’ (deficit) equity:
Common Stock	364,046	354,963	493,861	6,933	(855,757)	364,046
Treasury stock	(1,580)	—	—	—	—	(1,580)
Accumulated (deficit) retained earnings	(294,568)	(290,784)	(20,611)	1,174	310,221	(294,568)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(25,587)	(25,116)	(24,143)	(973)	50,232	(25,587)
Stock purchase warrants	6,696	6,696	—	—	(6,696)	6,696
Stock subscriptions receivable	(154)	—	—	—	—	(154)

Total shareholders’ (deficit) equity	(140,736)	(143,830)	449,107	7,079	(312,356)	(140,736)

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$(143,882)	$465,486	$289,320	$2,277	$(333,585)	$279,616

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2010

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$798	$798	$(172)	$993	$(1,619)	$798
Adjustments for non-cash charges	(798)	(7,071)	13,489	(102)	1,619	7,137
Net changes in assets and liabilities	(1)	3,731	(16,564)	745	—	(12,089)
Intercompany activity	1	2,542	(1,084)	(1,459)	—	—

Net cash (used in) provided by operating activities	—	—	(4,331)	177	—	(4,154)

Cash flows from investing activities:
Capital expenditures	—	—	(4,622)	—	—	(4,622)
Proceeds from sales of property and equipment	—	—	1,393	—	—	1,393

Net cash used in investing activities	—	—	(3,229)	—	—	(3,229)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(2,738)	—	—	(2,738)
Proceeds from revolver	—	14,600	—	—	—	14,600
Payments on revolver	—	(8,600)	—	—	—	(8,600)
Other	—	(36)	1,195	—	—	1,159
Intercompany activity	—	(5,964)	5,964	—	—	—

Net cash provided by financing activities	—	—	4,421	—	—	4,421
Effect of exchange rate changes on cash	—	—	4	—	—	4

Net (decrease) increase in cash and cash equivalents	—	—	(3,135)	177	—	(2,958)
Cash and cash equivalents, beginning of period	—	—	3,531	2,102	—	5,633

Cash and cash equivalents, end of period	$—	$—	$396	$2,279	$—	$2,675

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2009

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(302)	$(302)	$(933)	$(22)	$1,257	$(302)
Adjustments for non-cash charges	302	(5,894)	13,158	—	(1257)	6,309
Net changes in assets and liabilities	(163)	1,636	6,109	65	—	7,647
Intercompany activity	163	4,560	(4,704)	(19)	—	—

Net cash provided by operating activities	—	—	13,630	24	—	13,654

Cash flows from investing activities:
Capital expenditures	—	—	(1,758)	—	—	(1,758)
Proceeds from sales of property and equipment	—	—	2,166		—	2,166

Net cash provided by investing activities	—	—	408	—	—	408

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments on long-term debt and capital lease obligations	—	(2,825)	(3,678)	—	—	(6,503)
Proceeds from revolver	—	8,000	—	—	—	8,000
Payments on revolver	—	(13,000)	—	—	—	(13,000)
Other	—	(36)	(2,212)	—	—	(2,248)
Intercompany activity	—	7,861	(7,861)	—	—	—

Net cash used in financing activities	—	—	(13,751)	—	—	(13,751)

Effect of exchange rate changes on cash	—	—	(6)	—	—	(6)

Net increase in cash and cash equivalents	—	—	281	24	—	305
Cash and cash equivalents, beginning of period	—	—	4,725	2,062	—	6,787

Cash and cash equivalents, end of period	$—	$—	$5,006	$2,086	$—	$7,092

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

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We primarily transport a broad range of chemical products and provide our customers with logistics and other value-added services. We are a core carrier for many of the major companies engaged in chemical processing, including BASF, Dow, DuPont, ExxonMobil, Georgia-Pacific, Honeywell, Procter & Gamble, Rohm & Haas, Sunoco and Unilever, and we provide services to most of the top 100 chemical producers with United States operations.

Our transportation revenue is a function of the volume of shipments by the bulk chemical industry, prices, the average number of miles driven per load, our market share, and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many other industries and end use markets, including consumer and industrial products, paints and coatings, paper and packaging, agriculture and food products, and tends to vary with changing economic conditions.

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

Our bulk service network consists primarily of independently owned third-party affiliate terminals, company operated terminals and independent owner-operator drivers. Affiliates are independent companies we contract with to operate trucking terminals exclusively on our behalf in defined markets. The affiliates provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Independent owner-operators are generally individual drivers who own or lease their tractors and agree to provide transportation services to us under contract. We believe the use of affiliates and independent owner-operators provides the following key competitive advantages to us in the marketplace:

•	Locally owned and operated affiliate terminals can provide superior, tailored customer service.

•

Affiliates and independent owner-operators are generally paid a fixed, contractual percentage of revenue collected on each load they transport creating a variable cost structure that mitigates against cyclical downturns.

•	Reliance on affiliates and independent owner-operators creates an asset-light business model that generally reduces our capital investment.

In the first quarter of 2009, we began consolidating certain company-operated terminals and transitioning other company-operated terminals to affiliates. These actions have continued during the first quarter of 2010 and have resulted in a larger portion of our revenue being generated by affiliates and a substantial reduction in the number of terminals in our network. We believe these actions will reduce certain fixed costs, provide a more variable cost structure and position us with a financially flexible business platform.

We believe the most significant factors relevant to our future business growth are the ability to (i) obtain additional business from existing customers, (ii) add new customers, (iii) improve the utilization of our trailer fleet and (iv) add and retain qualified drivers. While many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource their logistics needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships and flexible business model, we believe we are well-positioned to benefit from customers seeking consolidation of their shipping relationships.

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

Affiliation

On May 1, 2010, we added F. T. Silfies (“Silfies”) to our affiliate network. Headquartered in Allentown, Pennsylvania, Silfies specializes in bulk cement and lime transport primarily servicing the East Coast markets. In connection with this affiliation, we loaned Silfies $3.0 million in cash. This loan bears interest at seven percent per annum, is repayable in equal weekly installments of principal and interest over three and one-half years and is secured by all of the assets of Silfies and a personal guarantee. We expect this affiliation to generate approximately $20.0 million of revenue annually following the date of affiliation. This relationship did not impact revenues for the quarter ended March 31, 2010.

Disposition

On October 10, 2009, we sold substantially all of the operating assets of our tank wash subsidiary, QSI, for $13.0 million, of which $10.0 million was paid in cash and the remaining $3.0 million in a subordinated note. The subordinated note is a five year non-amortizing note which matures on December 31, 2014. The principal is payable in a lump sum at maturity. Interest is payable quarterly at 7% per annum commencing December 31, 2009. In connection with the sale, QSI entered into various agreements with the purchaser, which is not affiliated with us, including long-term leases of real estate used in the tank wash business and various operating agreements. The assets sold had a net book value of $4.9 million which included $4.3 million of equipment, $0.4 million of inventory, and $0.2 million of intangibles. The sold QSI business generated approximately $19.5 million of revenue in 2009 from tank wash and related operations. We recorded a pre-tax gain of $7.1 million in the fourth quarter of 2009 as part of our operating income.

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

We have evaluated at least quarterly whether indicators of impairment exist in accordance with applicable guidance. Prior to our June 30, 2009 analysis, we did not believe that factors attributable to the economic downturn would impact the recoverability of our goodwill. Our performance since the prior period’s goodwill impairment test at June 30, 2008 through year end 2008 trended positive and there were no indications from our quarterly reviews that a triggering event had occurred. The first quarter of 2009 showed improved operating income year over year and strong operating cash flow; however, due to the continuing economic downturn, we reviewed not only our market capitalization, but also performed a discounted cash flow analysis based on assumptions adjusted to reflect the current economic environment and which we believed to be appropriate at the time. The conclusions from our extended analysis at March 31, 2009 did not indicate a trend in operating results that would foretell of impairment to our goodwill. For our June 30, 2009 analysis, we adjusted further our assumptions used, such as growth and discount rates, in the annual impairment test to reflect the persistence of the downward economic trend. We continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2009 through year end 2009, and again in the quarter ended March 31, 2010. There were no indications that a triggering event had occurred as of March 31, 2010.

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

In step two of the goodwill impairment test, the amount of impairment loss is determined by comparing the implied fair value of each reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. This involves testing the definite-lived assets in accordance with the FASB guidance using undiscounted cash flows. Then a fair value allocation is performed in accordance with the FASB guidance for each reporting unit based on the business enterprise value obtained in step one. From that we determine the actual goodwill impairment for each reporting unit based on the goodwill residual amount. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. Upon completion of step two of the analysis, an impairment charge was determined of $146.2 million in 2009, related to our trucking and container services segments.

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

During the second quarter of 2009, an impairment charge of $148.6 million was recorded and as a result the Company determined that it was in a cumulative loss position. Based on this negative evidence, we concluded that it was no longer more likely than not that the Company’s net deferred tax asset was realizable. For purposes of assessing realizability of the deferred tax assets, this cumulative financial reporting loss position is considered significant negative evidence the Company will not be able to fully realize the deferred tax assets in the future. As a result, a $41.2 million deferred tax valuation allowance was recorded in 2009. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, operating results or other factors. If any of these factors and related estimates change in the future, it may increase or decrease the valuation allowance and related income tax expense in the same period

At December 31, 2009 we had an estimated $95.7 million in federal net operating loss carryforwards, $2.3 million in alternative minimum tax credit carryforwards and $3.1 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2027, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for 10 years.

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

Accrued loss and damage claims—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of March 31, 2010, we had $29.7 million in an outstanding letter of credit to our insurance administrator to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letter of credit. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Revenue recognition—Transportation revenue, including fuel surcharges and related costs, are recognized on the date freight is delivered. Other service revenue consists primarily of rental revenues, container revenues and tank wash revenues. Rental revenues from affiliates, independent owner-operators and third parties are recognized ratably over the lease period. Container revenues, consisting primarily of repair and storage services, are recognized when the services are rendered. Tank wash revenues are recognized when the wash is completed. Service revenues on insurance policies are recorded as a contractual percentage of premiums received ratably over the period that the insurance covers. We recognize all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted with our customers.

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

Stock compensation plans—Stock compensation is determined by the assumptions required under the FASB guidance. The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $0.5 million for the three months ended March 31, 2010 and $0.2 million for the three months ended March 31, 2009. As of March 31, 2010, there was approximately $4.9 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost generally varies from two to four years. For further discussion on stock-based compensation, see Note 6 to the consolidated financial statements included in Item 1 of this report.

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

Restructuring— We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We have made estimates of the costs to be incurred as part of our restructuring plan. During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of non-driver positions and the consolidation, closure or affiliation of underperforming company terminals. We continued our plan of restructure throughout 2009 which resulted in charges of $3.5 million of which the majority related to our trucking segment. Our restructuring plan continued in 2010 and resulted in charges of $1.1 million in the quarter ended March 31, 2010, of which the majority related to our trucking segment. The charges in 2009 and 2010 related to employee termination benefits and other related exit activities, and included the termination of approximately 360 non-driver positions. We expect to conclude our restructuring plan in 2010 and to take additional related charges during the year. As of March 31, 2010, approximately $1.1 million was accrued related to the restructuring charges which are expected to be paid through 2010.

New Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies—New Accounting Pronouncements” to the consolidated financial statements included in Item 1 of this report for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
OPERATING REVENUES:
Transportation	73.7%	74.2%
Other service revenue	15.4%	18.4%
Fuel surcharge	10.9%	7.4%

Total operating revenues	100.0%	100.0%
OPERATING EXPENSES:
Purchased transportation	68.7%	54.7%
Compensation	8.6%	15.5%
Fuel, supplies and maintenance	7.6%	11.7%
Depreciation and amortization	2.6%	3.6%
Selling and administrative	3.0%	4.8%
Insurance costs	2.1%	2.7%
Taxes and licenses	0.4%	0.9%
Communication and utilities	0.6%	1.8%
Loss (gain) on disposal of property and equipment	0.3%	-0.1%
Restructuring costs	0.7%	0.4%

Total operating expenses	94.6%	96.0%

Operating income	5.4%	4.0%

Interest expense	5.4%	4.7%
Interest income	-0.1%	-0.1%
Gain on extinguishment of debt	0.0%	-0.5%
Other expense	0.0%	0.1%

Income (loss) before income taxes	0.1%	-0.2%
Benefit from income taxes	-0.4%	-0.1%

Net income (loss)	0.5%	-0.1%

The following table shows the approximate number of terminals, drivers, tractors and trailers, that we managed (including affiliates and independent owner-operators) as of March 31:

	2010	2009
Terminals	103	144
Drivers	2,630	2,863
Tractors	2,815	3,077
Trailers	6,246	6,930

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

For the quarter ended March 31, 2010, total revenues were $161.3 million, an increase of $11.6 million, or 7.7%, from revenues of $149.7 million for the same period in 2009. Transportation revenue increased by $7.9 million, or 7.1%, primarily due to an increase in linehaul revenue due to an increase in miles driven. We had a 3.1% increase in the total number of miles driven and a less than 1.0% decrease in loads from the prior-year quarter.

Other service revenue decreased $2.7 million, or 9.8%. This decrease was primarily due to reductions in tank wash revenue of $4.2 million due to the sale of our tank wash business in the fourth quarter of 2009 and a decrease in our container services revenue of $0.6 million. These decreases were offset by a $2.9 million increase in rental revenues generated from the conversion of certain company-operated terminals to affiliate terminals. Fuel surcharge revenue increased $6.4 million, or 57.8%, due to the increase in linehaul revenue and fuel prices.

Purchased transportation increased by $29.0 million, or 35.4%, due primarily to the conversion of certain company-owned terminals to affiliate terminals. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 81.3% for the current quarter versus 67.1% for the prior-year quarter due primarily to the conversion of certain company-operated terminals to affiliate terminals. Our affiliates generated 92.9% of our transportation revenue and fuel surcharge revenue for the three months ended March 31, 2010 compared to 59.1% for the comparable prior-year period. We pay our affiliates a greater percentage of transportation revenues generated by them than is paid to independent owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. During the 2010 and 2009 quarters, we paid our affiliates approximately 85% of the transportation revenue while we typically paid independent owner-operators approximately 65% of the invoiced linehaul amount.

In 2009 and 2010, we consolidated certain company-operated terminals, and transitioned other company-operated terminals to affiliates. We expect these actions to result in a larger portion of our revenue being generated by affiliates throughout 2010. We believe these actions will continue to reduce certain fixed costs throughout 2010.

Compensation expense decreased $9.3 million, or 40.1%, primarily due to $7.8 million of reduced expense from corporate headcount reductions, terminal consolidations, and conversions of company-operated terminals to affiliate terminals and $1.5 million of reduced expense due to the sale of our tank wash business in the fourth quarter of 2009.

Fuel, supplies and maintenance decreased $5.3 million, or 29.9%, due to lower fuel costs of $1.6 million, lower repairs and maintenance expense of $2.0 million, the shift of revenue from company-operated terminals to affiliates and $1.7 million of reduced expense due to the sale of our tank wash business in the fourth quarter of 2009.

Depreciation and amortization expense decreased $1.1 million, or 20.5%, due to a decrease in depreciation from disposals of revenue equipment and the sale of our tank wash assets in the fourth quarter of 2009.

Selling and administrative expenses decreased by $2.4 million, or 33.1%, primarily due to a $0.5 million reduction in building rent expense for closed or converted terminals. In addition, we had a decrease of $0.7 million in professional fees, $0.5 million in bad debt expense and $0.4 million of reduced expense due to the sale of our tank wash business in the fourth quarter of 2009.

Insurance costs decreased by $0.7 million, or 17.6%, due primarily to a reduction in the number and severity of accidents in the current-year quarter.

Communication and utilities expense decreased $1.7 million, or 61.7%, primarily due to reduced expense from terminal consolidations, conversions of company-operated terminals to affiliate terminals and due to the sale of our tank wash business in the fourth quarter of 2009.

We incurred a loss on disposal of assets of $0.4 million for the quarter ended March 31, 2010 as compared to a gain of $0.1 million in the comparable prior-year period. The loss in the 2010 quarter and the gain in the 2009 quarter resulted primarily from the disposal of revenue equipment.

In the first quarter of 2010, we incurred additional restructuring costs of $1.1 million due to the continuation of our restructuring plan which began during the second quarter of 2008. These costs consisted of employee termination benefits and other related exit activities.

For the quarter ended March 31, 2010, operating income totaled $8.7 million, an increase of $2.7 million or 44.9%, compared to $6.0 million for the same period in 2009. The operating margin for the quarter ended March 31, 2010, was 5.4% compared to 4.0% for the same period in 2009 as a result of the above-mentioned items.

Interest expense increased by $1.7 million, or 23.8%, in the quarter ended March 31, 2010 compared to the same period in 2009, primarily due to the higher interest rates on our 2013 Senior Notes and 2013 PIK Notes than the rates on the notes for which they were exchanged in the fourth quarter of 2009. As a result of these higher rates of interest, we expect our interest expense to continue to be higher throughout 2010 unless the principal balances of our indebtedness are reduced substantially.

In the first quarter of 2009, gain on debt extinguishment of $0.7 million resulted from the repurchase of $1.0 million of our 9% Notes. We did not repurchase any of our 9% Notes in the quarter ended March 31, 2010.

The benefit from income taxes was $0.6 million for the quarter ended March 31, 2010 compared to $0.1 million for the same period in 2009. The effective tax rates for the three months ended March 31, 2010 and 2009 were a benefit of more than 100.0% and 18.8%, respectively. The effective tax rate and associated income tax benefit for these two periods are not readily comparable primarily due to a benefit generated from a change in previously recorded unrecognized tax benefits, the effect of a full valuation allowance recorded against our net deferred tax assets and due to the relative underlying book income or loss for each period. Our estimated annual effective tax rate otherwise is comparable to the same period in 2009.

For the quarter ended March 31, 2010, our net income was $0.8 million compared to a net loss of $0.3 million for the same period last year.

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

Summarized segment operating results are as follows (in thousands):

	Three months ended March 31,				Change
	2010	% of Total	2009	% of Total	$	%
Operating revenues:
Trucking	$121,783	75.5%	$111,148	74.2%	10,635	9.6%
Container Services	23,195	14.4%	19,901	13.3%	3,294	16.6%
Other revenue	16,355	10.1%	18,683	12.5%	(2,328)	(12.5%)

Total	$161,333	100.0%	$149,732	100.0%

Operating income:
Trucking	$10,533	72.7%	$7,585	64.1%	2,948	38.9%
Container Services	3,674	25.3%	3,289	27.8%	385	11.7%
Other operating income	285	2.0%	951	8.1%	(666)	(70.0%)

Total	$14,492	100.0%	$11,825	100.0%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Operating revenue:

Trucking – revenues increased $10.6 million, or 9.6%, for the quarter ended March 31, 2010 compared to the same period for 2009 due to an increase of $5.5 million of fuel surcharge and an increase of $5.1 in linehaul revenue.

Container Services – revenues increased $3.3 million, or 16.6%, for the quarter ended March 31, 2010 compared to the same period for 2009 due to higher revenue from expanded terminal operations.

Other revenue – revenues decreased $2.3 million, or 12.5%, for the quarter ended March 31, 2010 compared to the same period for 2009 due primarily to a decrease in our tank wash revenue from the sale of substantially all of our tank wash business in the fourth quarter of 2009.

Operating income:

Trucking – operating income increased $2.9 million, or 38.9%, for the quarter ended March 31, 2010 compared to the same period for 2009 due to higher revenue, cost savings initiatives and the conversion of certain company-operated terminals to affiliate terminals.

Container Services—operating income increased $0.4 million, or 11.7%, for the quarter ended March 31, 2010 compared to the same period for 2009 due to higher revenue from expanded terminal operations.

Other operating income—operating income decreased $0.7 million, or 70.0%, for the quarter ended March 31, 2010 compared to the same period for 2009, primarily due to reduced tank wash revenue from the sale of substantially all of our tank wash business in the fourth quarter of 2009.

Liquidity and Capital Resources

We believe that our liquidity, asset-light business model and streamlined operations will provide us with the flexibility and competitive positioning to take advantage of opportunities as the economy recovers and volumes in our industry rebound. Additionally, at March 31, 2010, we had $54.1 million of borrowing availability under our asset-based loan facility (the “ABL Facility”).

The following summarizes our cash flows for the three months ended March 31, 2010 and 2009 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2010	2009
Net cash (used in) provided by operating activities	$(4,154)	$13,654
Net cash (used in) provided by investing activities	(3,229)	408
Net cash provided by (used in) financing activities	4,421	(13,751)
Effect of exchange rate changes on cash	4	(6)

Net (decrease) increase in cash and cash equivalents	(2,958)	305
Cash and cash equivalents at beginning of period	5,633	6,787

Cash and cash equivalents at end of period	$2,675	$7,092

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

In the fourth quarter of 2010, $16.0 million of our 9% Notes mature in addition to our regular payment obligations on capital leases, other notes and other indebtedness. We expect cash from operations to be sufficient to fund payment of the maturing notes, redemption obligations under our 2013 Senior Notes, and our increased interest expense. The cash required to pay in 2010 on our higher rate 2013 Senior Notes and 2013 PIK Notes will be mitigated in part because interest equal to 2.75% payable on the 2013 PIK Notes is payable through the issuance of additional notes rather than cash. We expect to fund any cash needs for our operations during this period from borrowings under our ABL Facility.

We have accrued $11.5 million for environmental claims and $16.2 million for loss and damage claims and the timing of the cash payment for such claims fluctuates from quarter to quarter.

Net cash used in operating activities was $4.2 million for the three-month period ended March 31, 2010 compared to $13.6 million provided by the comparable 2009 period. The $17.8 million decrease in cash used in operating activities was due to the increased sales and related accounts receivable which increased in the latter portion of the first quarter of 2010, and an increase in loss and damage claims paid in the current quarter.

Net cash used in investing activities totaled $3.2 million for the three-month period ended March 31, 2010 compared to $0.4 million provided by the comparable 2009 period. The $3.6 million change resulted from an increase in capital expenditures in 2010.

Net cash provided by financing activities was $4.4 million during the three-month period ended March 31, 2010, compared to $13.8 million used in the comparable 2009 period. In 2010, increased borrowings of $6.0 million under our ABL facility were used to pay a large insurance claim, pay down debt and capital lease obligations, and for capital expenditures. In 2009, cash was utilized to repay $5.0 million of borrowings under our ABL Facility, to pay down debt and capital lease obligations, and repurchase $1.0 million in principal amount of our 9% Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at March 31, 2010 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2010	Years 2011 & 2012	Years 2013 & 2014	Year 2015 and after
Operating leases (1)	$41,106	$11,162	$17,147	$6,579	$6,218
Total indebtedness (2)	318,836	18,839	5,419	293,446	1,132
Capital leases	15,709	3,803	9,061	2,845	—
Interest on indebtedness (3)	92,969	23,326	54,355	15,188	100

Total	$468,620	$57,130	$85,982	$318,058	$7,450

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Includes lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors will be partially offset by rental revenue from sub-leasing the tractors to independent owner-operators or affiliates.
(2)	Includes aggregate unamortized discount of $8.1 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of March 31, 2010 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of March 31, 2010 will remain in effect until maturity. As discussed below, the maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility.

Other Liabilities and Obligations

As of March 31, 2010, we have $11.5 million of environmental liabilities, $18.7 million of pension plan obligations and $16.2 million of insurance claim obligations. We expect to incur additional environmental costs in the future for environmental studies and remediation efforts that we will be required to undertake related to legacy sites related to our subsidiary, CLC. As of March 31, 2010, we had $36.0 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letter of credit as of March 31, 2010 for our insurance administrator was $29.7 million. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $6.3 million of outstanding letters of credit relates to various leasing obligations and to satisfy certain USEPA requirements. As of March 31, 2010, we have a reserve related to uncertain tax positions of $1.9 million which includes total unrecognized tax benefits and interest and penalties that may be paid in future periods.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Capital lease obligations	$15,709	$17,165
ABL Facility	74,000	68,000
Senior Floating Rate Notes, due 2012	501	501
9% Senior Subordinated Notes, due 2010	16,031	16,031
10% Senior Notes, due 2013	134,499	134,499
11.75% Senior Subordinated PIK Notes, due 2013	81,769	81,211
Other Notes	12,036	12,560

Long-term debt, including current maturities	334,545	329,967
Discount on Notes	(8,098)	(8,683+	)

	326,447	321,284
Less current maturities of long-term debt (including capital lease obligations)	(24,398)	(25,188)

Long-term debt, less current maturities	$302,049	$296,096

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

The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit, which are allocated pro rata between the two tranches based on the then-current borrowing base for each tranche (or, if the credit extensions under the fixed asset tranche are repaid and the commitments thereunder are terminated prior to the termination of the ABL Facility, to the current asset tranche), and up to $10.0 million for swingline borrowings on same-day notice, which are allocated under the current asset tranche. The proceeds of the ABL Facility were used, together with the proceeds from other indebtedness, to finance a portion of the Boasso acquisition. The ABL Facility contains a fixed charge coverage ratio of 1.0 to 1.0 which only needs to be met if borrowing availability is less than $20 million. At March 31, 2010, we had $54.1 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin for borrowings under the current asset tranche at March 31, 2010 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at March 31, 2010 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on the aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate for the ABL Facility is the higher of the prime rate and the federal funds overnight rate plus 0.50%. We are also required to pay a fee for utilized commitments under the ABL Facility at a rate equal to 0.25% per annum. The ABL Facility is required to be prepaid only to the extent that the aggregate amount of outstanding borrowings, unreimbursed letter of credit drawings and undrawn letters of credit under the relevant tranche exceed the lesser of the applicable commitments and the applicable borrowing base in effect at such time for such tranche. The borrowing base for the current asset tranche consists of eligible accounts receivable, eligible inventory and eligible truck and trailer fleet, and the borrowing base for the fixed asset tranche consists of eligible real property and certain eligible equipment. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at March 31, 2010 and 2009 was 2.5% and 2.6%, respectively.

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

9% Senior Subordinated Notes Due 2010

On September 30, 2003, we issued $125.0 million aggregate principal amount of our 9% Notes. During the fourth quarter of 2008 and the first quarter of 2009, we repurchased $25.2 million in principal amount of the 9% Notes. On October 15, 2009, we completed exchange and tender offers to exchange approximately $80.7 million of our 9% Notes for $80.7 million aggregate principal amount of our new 2013 PIK Notes and approximately 1.75 million warrants to purchase our common stock and retired an additional $2.9 million of our 9% Notes for $1.8 million in cash. Upon the completion of the exchange and tender offer, we also amended the 9% Notes to eliminate or waive substantially all of the restrictive covenants, to eliminate certain events of default, to modify covenants regarding mergers and consolidations and modify or eliminate certain other provisions contained in the indentures governing the 9% Notes. As of March 31, 2010, approximately $16.0 million total principal amount of the 9% Notes remained outstanding.

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

Senior Floating Rate Notes Due 2012

On January 28, 2005, we issued $85.0 million aggregate principal amount of our 2012 Notes. On December 18, 2007, we issued a second series of 2012 Notes in the original principal amount of $50.0 million. On October 15, 2009, we completed exchange and tender offers to exchange approximately $134.5 million of 2012 Notes for $134.5 million of our 2013 Senior Notes. Upon the completion of the exchange offer, we amended the 2012 Notes to eliminate or waive substantially all of the restrictive covenants, to eliminate certain events of default, to modify covenants regarding mergers and consolidations and modify or eliminate certain other provisions contained in the indentures governing the 2012 Notes. As of March 31, 2010, approximately $0.5 million total principal amount of the 2012 Notes remained outstanding.

The 2012 Notes are the unsecured and unsubordinated obligations of QD LLC and QD Capital and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis, jointly and severally, by QDI and certain of its U.S. restricted subsidiaries. We may redeem all or any portion of the 2012 Notes upon not less than 30, nor more than 60, days’ notice at 100% of the principal amount plus accrued and unpaid interest if any, to the date of redemption. The 2012 Notes will mature on January 15, 2012. Interest on the 2012 Notes is payable quarterly in cash in arrears on each January 15, April 15, July 15 and October 15. The interest rate on the 2012 Notes at March 31, 2010 and 2009 was 4.8% and 5.6%, respectively.

We incurred $2.5 million in debt issuance costs relating to the initial $85.0 million of the 2012 Notes and $2.3 million related to the second $50.0 million of the 2012 Notes. All of these unamortized debt issuance costs are included in debt issuance costs related to the 2013 Senior Notes following their exchange for the 2012 Notes.

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

Interest on the 2013 Senior Notes is payable at a rate of 10% per annum, semiannually on June 1 and December 1 of each year, commencing on June 1, 2010. The 2013 Senior Notes mature on June 1, 2013. In connection with the issuance of the 2013 Senior Notes, we agreed pursuant to a registration rights agreement to file a registration statement, relating to an offer to exchange the 2013 Senior Notes for new debt securities which are substantially identical in all material respects. If we do not consummate this exchange offer by May 23, 2010, we will be required to pay additional interest.

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

Interest is payable on the 2013 PIK Notes at 11.75% per annum, payable 9% in cash and 2.75% in the form of additional 2013 PIK Notes, quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on February 1, 2010. In connection with the issuance of the 2013 PIK Notes, we agreed pursuant to a registration rights agreement to file a registration statement, relating to an offer to exchange the 2013 PIK Notes for new debt securities which are substantially identical in all material respects. If we do not consummate this exchange offer by May 23, 2010, we will be required to pay additional interest.

The 2013 PIK Notes mature on November 1, 2013. We may redeem the 2013 PIK Notes, in whole or part, at any time prior to October 15, 2010, at a price equal to 100% of the principal amount of the 2013 PIK Notes redeemed plus accrued and unpaid interest to the redemption date plus an additional “make-whole premium.” After October 15, 2010, we may redeem the 2013 PIK Notes, in whole or part, at any time at a price equal to 100% of the principal amount of the Subordinated Notes redeemed plus accrued and unpaid interest to the redemption date. Additionally, at any time prior to October 15, 2010, we may redeem up to 35% of the principal amount of the 2013 PIK Notes at a redemption premium equal to 11.75% of the face amount thereof with the net proceeds of one or more equity offerings so long as at least 65% of the aggregate original principal amount of the 2013 PIK Notes remains outstanding afterwards.

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

Boasso Note

The promissory note issued in connection with our acquisition of the stock of Boasso was a $2.5 million 7% promissory note with a maturity on December 18, 2009 issued as part of the purchase price of the Boasso acquisition. The holder of the Boasso note had the option to require prepayment of the Boasso note, which he exercised on December 18, 2008. The Boasso note was paid in full in January 2009.

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

We were in compliance with the covenants under the ABL Facility, the 2013 Senior Notes and the 2013 PIK Notes at March 31, 2010.

Debt Retirement

The following is a schedule of our indebtedness at March 31, 2010 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2010	2011	2012	2013	2014 and after	Total
Capital lease obligations	$3,803	4,281	$4,780	2,276	$569	$15,709
ABL Facility	—	—	—	74,000	—	74,000
9% Senior Subordinated Notes, due 2010	16,031	—	—	—	—	16,031
Senior Floating Rate Notes, due 2012	—	—	501	—	—	501
10% Senior Notes, due 2013 (1)	—	—	—	134,499	—	134,499
11.75% Senior Subordinated PIK Notes, due 2013 (1)	—	—	—	81,769	—	81,769
Other Notes	2,808	2,588	2,330	2,231	2,079	12,036

Total	$22,642	$6,869	$7,611	$294,775	$2,648	$334,545

(1)	Amounts do not include the remaining aggregated unamortized original issue discount of $8.1 million.

The following is a schedule of our debt issuance costs (in thousands):

	December 31, 2009 Balance	Accumulated Amortization	March 31, 2010 Balance
ABL Facility	$4,284	$(312)	$3,972
9% Senior Subordinated Notes, due 2010	69	(20)	49
10% Senior Notes, due 2013	3,425	(251)	3,174
11.75% Senior Subordinated PIK Notes, due 2013	1,426	(93)	1,333

Total	$9,204	$(676)	$8,528

Amortization expense of deferred issuance costs was $0.7 million for the three months ending March 31, 2010 and 2009. We are amortizing these costs over the term of the debt instruments.

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

However, for periods extending beyond 12 months, if our operating cash flow and borrowings under the ABL Facility are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we would be required to seek alternative financing. These alternatives would likely include another restructuring or refinancing of our long-term debt, the sale of a portion or all of our assets or operations, or the sale of additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms, or were not permitted under any of our debt agreements and we default on our obligations, our indebtedness could be accelerated and our assets might not be sufficient to repay in full all of our indebtedness.

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

Apollo as our controlling shareholder may have an interest in pursuing reorganizations, restructurings or other transactions involving us that, in their judgment, could enhance their equity investment even though those transactions might involve increasing our leverage or impairing our creditworthiness in order to decrease our leverage. While the restrictions in our ABL Facility cover a wide variety of arrangements that have traditionally been used to effect highly leveraged transactions, the ABL Facility and the indentures governing our 2013 Senior Notes and our 2013 PIK Notes may not afford the holders of our debt protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These factors include:

•	the effect of local and national economic, credit and capital market conditions on the economy in general, and on the particular industries in which we operate,

•	turmoil in credit and capital markets,

•	access to available and reasonable financing on a timely basis,

•	availability and price of diesel fuel,

•	adverse weather conditions,

•	competition and rate fluctuations,

•	our substantial leverage and restrictions contained in our debt arrangements and interest rate fluctuations in our floating rate indebtedness,

•

the cyclical nature of the transportation industry due to various economic factors such as excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements,

•	potential disruption at U.S. ports of entry,

•	our substantial dependence on affiliates and independent owner-operators and our ability to attract and retain drivers,

•	the loss of one or more of our major customers or a material reduction in services we perform for such customers,

•	our ability to effectively manage terminal operations that are converted from company-operated to affiliate,

•	changes in the future, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry,

•

our ability to comply with current and future environmental regulations and the increasing costs relating to environmental compliance including those relating to the control of greenhouse gas emissions, such as market-based (cap–and-trade) mechanisms,

•

our liability as a self-insurer to the extent of our deductibles, as well as our ability or inability to reduce our claims exposure through insurance due to changing conditions and pricing in the insurance marketplace,

•	the cost of complying with existing and future anti-terrorism security measures enacted by federal, state and municipal authorities,

•	the potential loss of our ability to use net operating losses to offset future income,

•	increased unionization, which could increase our operating costs or constrain operating flexibility,

•	changes in senior management,

•	our ability to successfully manage workforce restructurings,

•	our ability to effectively manage terminal operations that are converted from company-operated to affiliate,

•	our ability to successfully identify acquisition opportunities, consummate said acquisitions and integrate acquired businesses,

•	potential future impairment charges,

•	changes in planned or actual capital expenditures due to operating needs, changes in regulation, covenants in our debt arrangements and other expenses, including interest expenses, and

•	the interests of our largest shareholder may conflict with your interests.

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the three months ended March 31, 2010, we did not hold derivative instruments or engage in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility and the 2012 Notes. With regard to the ABL Facility at QD LLC’s option, the applicable margin for borrowings under the current asset tranche at March 31, 2010 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at March 31, 2010 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate under the ABL Facility is equal to the higher of the prime rate and the federal funds overnight rate plus 0.50%. The base rate for our 2012 Notes is LIBOR plus 4.50%.

	Balance at March 31, 2010 ($ in 000s)	Interest Rate at March 31, 2010	Effect of 1% Increase ($ in 000s)
ABL Facility	$74,000	2.53%	$740
Senior Floating Rate Notes, due 2012	501	4.75%	5

Total	$74,501		$745

At March 31, 2010, a 1% point increase in the current per annum interest rate for each would result in $0.7 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous 1% point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of March 31, 2010. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 5.7% of our consolidated revenue for the three months ended March 31, 2010 and 5.8% of our consolidated revenue for the three months ended March 31, 2009. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the three months ended March 31, 2010 were positively impacted by a $1.5 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first three months of 2010 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.1 million for the three- months ended March 31, 2010, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at March 31, 2010, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the three months ended March 31, 2010 and 2009, a majority of fuel costs were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of March 31, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

Other than reported in “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2009, “Note 19. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 11. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A — Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company.

We may be subject to the risks set forth below:

Despite our substantial indebtedness, we may incur significantly more indebtedness, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The ABL Facility and the indentures governing the 2013 Senior Notes and the 2013 PIK Notes contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. As of March 31, 2010, we had availability for additional borrowing under the ABL Facility, and the covenants under our debt agreements would allow us to borrow a significant amount of additional indebtedness. Additional leverage could have a material adverse effect on our business, financial condition, results of operations or cash flows and could increase other risks related to our indebtedness.

We are self-insured and have exposure to certain claims and are subject to the insurance marketplace, all of which could affect our profitability.

The primary accident risks associated with our business are:

•	motor-vehicle related bodily injury and property damage;

•	workers’ compensation claims;

•	environmental pollution liability claims;

•	cargo loss and damage; and

•	general liability claims.

We currently maintain insurance for:

•	motor-vehicle related bodily injury and property damage claims, covering all employees, owner operators and affiliates;

•	workers’ compensation insurance coverage on our employees and company drivers;

•	environmental pollution liability claims; and

•	general liability claims.

Our insurance program includes a self insured deductible of $2.0 million per incident for bodily injury and property damage and a $1.0 million deductible for workers’ compensation. In addition, we currently maintain insurance policies with a total limit of $40.0 million, of which $35.0 million is provided under an umbrella liability policy and $5.0 million is provided under a truckers’ liability policy. The $2.0 million deductible per incident could adversely affect our profitability, particularly in the event of an increase in the number or severity of incidents. Additionally, we are self-insured for damage to the equipment that we own and lease, as well as for cargo losses and such self-insurance is not subject to any maximum limitation. We also extend insurance coverage to our affiliates for (i) motor vehicle related bodily injury, (ii) property damage and (iii) cargo loss and damage. Under this extended coverage, affiliates are responsible for only a small portion of the applicable deductibles.

We are subject to changing conditions and pricing in the insurance marketplace and we cannot assure you that the cost or availability of various types of insurance may not change dramatically in the future. To the extent these costs cannot be passed on to our customers through increased freight rates, increases in insurance costs could reduce our future profitability and cash flow.

The trucking industry is extremely competitive and fragmented.

The trucking industry is extremely competitive and fragmented. No single truckload carrier has a significant market share. We compete with many other truckload carriers of varying sizes, customers’ private fleets, and, to a lesser extent, with railroads, which may limit our growth opportunities and reduce profitability. Historically, competition has created downward pressure on the trucking industry’s pricing structure. Some trucking companies with which we compete have greater financial resources.

We believe that the most significant competitive factor that impacts demand for our products is rates, and we may be forced to lower our rates based on our competitors’ pricing decisions, which would reduce our profitability. In fact, certain markets that we serve have experienced fierce price competition in recent years. This has been further magnified through the impact of the recent global economic recession as trucking companies have focused more on price to retain business and market share. With respect to certain aspects of our business, we also compete with intermodal transportation and railroads. Intermodal transportation has increased in recent years. Growth in such forms of transport could adversely affect our market share, net sales and profit margins. Competition from non-trucking modes of transportation and from intermodal transportation would likely increase if state or federal fuel taxes were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

Additional trends include current and anticipated consolidation among our competitors which may cause us to lose market share as well as put downward pressure on pricing. Some of our competitors are larger, have greater financial resources and have less debt than we do. As a result, those competitors may be better able to withstand a change in conditions within our industry and in the economy as a whole. If we do not compete successfully, our operating margins, financial condition, cash flows and profitability could be adversely affected.

Changes in laws and regulations regarding health insurance benefits could adversely affect our cost of operations, employee relations and profitability.

The recently enacted federal healthcare reform legislation could significantly increase our employee costs by requiring us either to provide health insurance coverage to our employees or to pay certain penalties for electing not to provide such coverage. Because these new requirements are broad, complex, subject to certain phase-in rules and may be challenged by legal actions in the coming months and years, it is difficult to predict the ultimate impact that this legislation will have on our business and operating costs. We cannot assure you that this legislation or any alternative version that may ultimately be implemented will not materially increase our operating costs. This legislation could also adversely affect our employee relations and ability to compete for new employees if our response to this legislation is considered less favorable than the responses or health benefits offered by employers with whom we compete for talent.

The trucking industry is subject to regulation, and changes in trucking regulations may increase costs.

As a motor carrier, we are subject to regulation by the Federal Motor Carrier Safety Administration (“FMCSA”) and the U.S. Department of Transportation (“DOT”), and by various federal, state, and provincial agencies. These regulatory authorities exercise broad powers governing various aspects such as operating authority, safety, hours of service, hazardous materials transportation, financial reporting and acquisitions. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment, product-handling requirements and drug testing of drivers. Beginning November 30, 2010, the FMCSA, for the first time, will rate individual driver safety performance inclusive of all driver violations over 3-year time periods under new regulations known as the Comprehensive Safety Analysis 2010 (“CSA”). CSA is an FMCSA initiative designed to provide motor carriers and drivers with attention from FMCSA and state partners about their potential safety problems with an ultimate goal of achieving a greater reduction in large truck and bus crashes, injuries, and fatalities. Prior to these regulations, only carriers were rated by the DOT and the rating only included out-of-service violations and ticketed offenses associated with out-of-service violations. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices, emissions or by changing the demand for common or contract carrier services or the cost of providing truckload services. Possible changes include:

•	increasingly stringent environmental regulations, including changes intended to address climate change;

•	restrictions, taxes or other controls on emissions;

•	increasing control over the transportation of hazardous materials;

•	changes in the hours-of-service regulations, which govern the amount of time a driver may drive in any specific period;

•	electronic on-board recorders;

•	requirements leading to accelerated purchases of new trailers;

•	mandatory limits on vehicle weight and size; and

•	mandatory regulations imposed by the Department of Homeland Security.

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

Although only approximately 3.1% of our driver population, including independent owner-operators and employees of affiliates, was subject to collective bargaining agreements at December 31, 2009, unions such as the International Brotherhood of Teamsters have traditionally been active in the U.S. trucking industry. Unionized workers could disrupt our operations by strike, work stoppage or other slowdown. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization. The potential for unionization could increase if the U.S. Congress passes proposed legislation called the Employee Free Choice Act in which unions can organize based on card check authorization rather than by secret ballot election. This proposed legislation also provides for third-party arbitration of collective bargaining agreements. Increased unionization of our workforce could result in higher compensation and working condition demands that could increase our operating costs or constrain our operating flexibility.

We may be unable to successfully realize all of the intended benefits from future acquisitions, and we may be unable to identify or realize the intended benefits of potential future acquisition candidates.

We may be unable to realize all of the intended benefits of any future acquisitions. As part of our business strategy, we will evaluate potential future acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure you that our acquisition strategies will be viewed positively by customers or achieve their intended benefits. Often acquisitions are undertaken to improve the operating results of either or both of the acquirer and the acquired company and we cannot assure you that we will be successful in this regard. We will encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The loss of qualified drivers or other personnel could limit our growth and negatively affect operations.

During periods of high trucking volumes, there is substantial competition for qualified drivers in the trucking industry. Regulatory requirements, including CSA (discussed above), and an improvement in the economy could reduce the number of eligible drivers. Furthermore, certain geographic areas have a greater shortage of qualified drivers than other areas. We operate in many of the geographic areas where there have been driver shortages in the past and have turned down new business opportunities as a result of the lack of qualified new drivers. We expect this to occur again as the economy begins to improve. Difficulty in attracting qualified personnel, particularly qualified drivers, could require us to increase driver compensation, forego available customer opportunities and underutilize the tractors and trailers in our network. These actions could result in increased costs and decreased revenues. In addition, we may not be able to recruit other qualified personnel in the future.

In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

ITEM 3 — Defaults Upon Senior Securities

None

ITEM 4 — [Removed and Reserved.]

ITEM 5 — Other Information

None

ITEM 6 — Exhibits

Exhibit No.	Description

10.1	Employment Agreement dated March 12, 2010 between Quality Distribution, Inc. and Randall Strutz. Incorporated herein by reference to Exhibit 10.23 to the Registration Statement on Amendment No. 3 to Form S-4 dated April 7, 2010 (Registration No. 333-163868).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

May 7, 2010	/s/ GARY R. ENZOR
GARY R. ENZOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

May 7, 2010	/s/ STEPHEN R. ATTWOOD
STEPHEN R. ATTWOOD, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)