Form 10-Q
period 2010-06-30
QUALITY DISTRIBUTION INC
filed 2010-07-30
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 23, 2010, the registrant had 21,454,354 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited - in 000’s, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

OPERATING REVENUES:
Transportation	$129,473	$112,083	$248,390	$223,110
Other service revenue	26,473	25,840	51,379	53,448
Fuel surcharge	21,606	11,863	39,116	22,960

Total operating revenues	177,552	149,786	338,885	299,518

OPERATING EXPENSES:
Purchased transportation	123,071	88,985	233,975	170,876
Compensation	14,980	19,540	28,872	42,751
Fuel, supplies and maintenance	12,054	15,922	24,342	33,462
Depreciation and amortization	4,067	5,304	8,310	10,639
Selling and administrative	4,449	6,877	9,227	14,022
Insurance costs	4,540	3,946	7,877	7,995
Taxes and licenses	674	736	1,270	2,073
Communication and utilities	1,192	2,074	2,238	4,808
Loss (gain) on disposal of property and equipment	234	(162)	652	(265)
Impairment charge	—	148,630	—	148,630
Restructuring costs	1,068	1,165	2,215	1,765

Total operating expenses	166,329	293,017	318,978	436,756

Operating income (loss)	11,223	(143,231)	19,907	(137,238)
Interest expense	8,640	6,518	17,307	13,518
Interest income	(156)	(83)	(317)	(186)
Gain on extinguishment of debt	—	—	—	(675)
Other expense (income)	220	(419)	226	(276)

Income (loss) before income taxes	2,519	(149,247)	2,691	(149,619)
Provision for (benefit from) income taxes	463	36,980	(163)	36,910

Net income (loss)	$2,056	$(186,227)	$2,854	$(186,529)

PER SHARE DATA:
Net income (loss) per common share
Basic	$0.10	$(9.58)	$0.14	$(9.65)

Diluted	$0.09	$(9.58)	$0.13	$(9.65)

Weighted-average number of shares
Basic	20,256	19,441	19,880	19,331

Diluted	21,748	19,441	21,585	19,331

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In 000’s)

Unaudited

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,892	$5,633
Accounts receivable, net	88,381	69,625
Prepaid expenses	7,325	8,584
Deferred tax asset, net	5,212	5,506
Other	6,192	4,420

Total current assets	110,002	93,768
Property and equipment, net	122,230	127,329
Goodwill	27,023	27,023
Intangibles, net	17,671	18,467
Other assets	14,774	13,029

Total assets	$291,700	$279,616

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$18,978	$19,866
Current maturities of capital lease obligations	4,358	5,322
Accounts payable	9,097	6,182
Independent affiliates and independent owner-operators payable	12,815	9,734
Accrued expenses	17,253	21,378
Environmental liabilities	4,904	3,408
Accrued loss and damage claims	7,334	8,862

Total current liabilities	74,739	74,752
Long-term indebtedness, less current maturities	298,050	284,253
Capital lease obligations, less current maturities	9,799	11,843
Environmental liabilities	6,439	8,241
Accrued loss and damage claims	9,519	10,534
Other non-current liabilities	27,459	28,896

Total liabilities	426,005	418,519

Commitments and contingencies - Note 12
Redeemable noncontrolling interest	1,833	1,833
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 21,674 issued and 21,454 outstanding at June 30, 2010 and 20,297 issued and 20,077 outstanding at December 31, 2009, respectively	370,126	364,046
Treasury stock, 220 shares at June 30, 2010 and December 31, 2009	(1,580)	(1,580)
Accumulated deficit	(291,714)	(294,568)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(24,944)	(25,587)
Stock purchase warrants	1,696	6,696
Stock subscriptions receivable	(133)	(154)

Total shareholders’ deficit	(136,138)	(140,736)

Total liabilities, redeemable noncontrolling interest and shareholders’ deficit	$291,700	$279,616

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Six Months Ended June 30, 2010 and 2009

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Stock Subscription Receivables	Total Shareholders’ Deficit
Balance, December 31, 2008	19,754	(205)	$362,945	$(1,580)	$(114,034)	$(189,589)	$(26,488)	$—	$(234)	$31,020
Net loss	—	—	—	—	(186,529)	—	—	—	—	(186,529)
Issuance of restricted stock	103	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	106	—	—	—	—	—	—	106
Amortization of stock options	—	—	206	—	—	—	—	—	—	206
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	624	—	—	624
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	5	—	—	5

Balance, June 30, 2009	19,857	(205)	$363,257	$(1,580)	$(300,563)	$(189,589)	$(25,859)	—	$(234)	$(154,568)

Balance, December 31, 2009	20,297	(220)	$364,046	$(1,580)	$(294,568)	$(189,589)	$(25,587)	$6,696	$(154)	$(140,736)
Net income	—	—	—	—	2,854	—	—	—	—	2,854
Issuance of restricted stock	69	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	463	—	—	—	—	—	—	463
Amortization of stock options	—	—	614	—	—	—	—	—	—	614
Stock warrant exercise	1,307	—	5,000	—	—	—	—	(5,000)	—	—
Stock option exercise	1	—	3	—	—	—	—	—	—	3
Forgiveness of stock option receivable	—	—	—	—	—	—	—	—	21	21
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	647	—	—	647
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(4)	—	—	(4)

Balance, June 30, 2010	21,674	(220)	$370,126	$(1,580)	$(291,714)	$(189,589)	$(24,944)	$1,696	$(133)	$(136,138)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - In 000’s)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,854	$(186,529)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income tax benefit	—	(5,190)
Depreciation and amortization	8,310	10,639
Bad debt (recoveries) expense	(314)	930
Loss (gain) on disposal of property and equipment	652	(265)
Impairment charge	—	148,630
PIK interest on Senior Subordinated Notes	1,120	—
Gain on extinguishment of long-term debt	—	(675)
Financing costs	94	—
Stock-based compensation	1,077	312
Amortization of deferred financing costs	1,353	1,422
Amortization of bond discount	1,169	550
Redeemable noncontrolling interest dividends	72	72
Provision for deferred tax asset valuation allowance	—	42,534
Changes in assets and liabilities:
Accounts and other receivables	(18,446)	5,073
Prepaid expenses	2,216	4,434
Other assets	(4,152)	1,819
Accounts payable	2,318	(1,254)
Accrued expenses	(4,568)	(4,460)
Environmental liabilities	(305)	206
Accrued loss and damage claims	(2,544)	(71)
Independent affiliates and independent owner-operators payable	3,081	4,627
Other liabilities	28	110
Current income taxes	(149)	(416)

Net cash (used in) provided by operating activities	(6,134)	22,498

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,675)	(5,706)
Proceeds from sales of property and equipment	3,309	5,095

Net cash used in investing activities	(2,366)	(611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(2,595)	(5,880)
Principal payments on capital lease obligations	(3,059)	(3,815)
Proceeds from revolver	36,500	20,000
Payments on revolver	(25,000)	(30,500)
Payments on acquisition notes	(521)	(464)
Financing costs	(94)	—
Change in book overdraft	597	(5,025)
Redeemable noncontrolling interest dividends	(72)	(72)
Proceeds from purchase of stock options	3	—

Net cash provided by (used in) financing activities	5,759	(25,756)

Effect of exchange rate changes on cash	—	16

Net decrease in cash and cash equivalents	(2,741)	(3,853)
Cash and cash equivalents, beginning of period	5,633	6,787

Cash and cash equivalents, end of period	$2,892	$2,934

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$15,563	$12,620

Income Taxes	346	686

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

We are primarily engaged in truckload transportation of bulk chemicals and are also engaged in intermodal tank container transportation and depot services, logistics and other value-added services. We conduct a significant portion of our business through a network of independent affiliates and independent owner-operators. Independent affiliates are independent companies which enter into various term contracts with the Company. Independent affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Certain independent affiliates lease trailers from us. Independent owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with independent owner-operators may be terminated by either party on short notice. We charge independent affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, independent affiliates and independent owner-operators are normally paid a percentage of the revenues collected on each load hauled.

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

During the financial statement close process for the three month period ended June 30, 2010, we identified prior period errors totaling $0.6 million, which were corrected and recorded as a credit to fuel, supplies and maintenance expense. We concluded that this adjustment was not material to our interim and annual consolidated financial statements for 2009 or to the financial statements for any prior period based on our consideration of quantitative and qualitative factors.

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.

New Accounting Pronouncements

In June 2009, FASB issued new guidance which revises and updates previously issued guidance related to variable interest entities. The new guidance eliminates the exceptions to consolidating qualifying special-purpose entities that were included in the prior guidance. The new guidance contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The new guidance became effective for our fiscal year beginning January 1, 2010. The Company has concluded that a majority of its relationships with independent affiliates does not represent variable interests and that the Company is not in a position to direct the significant economic activities of independent affiliates.

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

Acquisition and Dispositions

During 2009 and the first six months of 2010, we did not complete any acquisitions or dispositions of businesses or independent affiliates except as described below.

On October 10, 2009, we sold substantially all of the operating assets of our tank wash subsidiary, Quala Systems, Inc, (“QSI”), for $13.0 million, of which $10.0 million was paid in cash and the remaining $3.0 million in a subordinated note. The subordinated note is a five year non-amortizing note which matures on December 31, 2014. The principal is payable in a lump sum at maturity. Interest is payable quarterly at 7% per annum commencing December 31, 2009. In connection with the sale, QSI entered into various agreements with the purchaser, which is not affiliated with us, including long-term leases of real estate used in the tank wash business and various operating agreements. The assets sold had a net book value of $4.9 million which included $4.3 million of equipment, $0.4 million of inventory, and $0.2 million of intangibles. The sold QSI business generated approximately $19.5 million of revenue in 2009 from tank wash and related operations. Following the sale of the QSI business, we have purchased tank wash services (which were previously provided by QSI) from the acquirer of QSI’s tank wash assets and we expect to continue to do so in the future. Since we expect these continuing cash outflows to be significant, the sold QSI business did not qualify as a discontinued operation under FASB guidance. Therefore, we recorded a pre-tax gain of $7.1 million in the fourth quarter of 2009 as part of our operating income.

2. Variable Interest Entities

Generally under FASB guidance, a variable interest entity is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the characteristics of our involvement; the obligation or likelihood for us to provide financial support. Significant judgments or estimates related to these determinations include review of contract arrangements, capitalization, and day-to-day operations.

At June 30, 2010, we hold a variable interest in one VIE for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contract with the VIE, the operating structure of the VIE and our role with the VIE that we do not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance. Therefore, we are not required to consolidate the operations of this VIE.

The one VIE at June 30, 2010 is an independent affiliate that is directly engaged with the management of three trucking terminals. We are involved with this VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loan receivable from this VIE, which was approximately $2.9 million at June 30, 2010.

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

Fair Value Measurements on a Nonrecurring Basis

Long-term indebtedness

The fair values of our 9% Senior Subordinated Notes (“9% Notes”), our Senior Floating Rate Notes (“2012 Notes”), our 10% Senior Notes (“2013 Senior Notes”) and our 11.75% Senior Subordinated PIK Notes (“2013 PIK Notes”) were based on quoted market prices. As of June 30, 2010, the carrying value of our 9% Notes was $16.0 million with a fair value of $15.8 million. As of June 30, 2010, the carrying value of our 2012 Notes was $0.5 million with a fair value of $0.4 million. As of June 30, 2010, the carrying value of our 2013 Senior Notes was $134.5 million with a fair value of $132.8 million. As of June 30, 2010, the carrying value of our 2013 PIK Notes was $82.3 million with a fair value of $77.4 million. Our asset-based loan facility (the “ABL Facility”) is variable rate debt and approximates fair value.

The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

4. Goodwill and Intangible Assets

Goodwill

Under the FASB guidance, goodwill and indefinite-lived intangible assets are subject to an annual impairment test as well as impairment assessments when certain triggering events occur. We evaluate goodwill for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit to which our goodwill relates. These reporting units may contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30th. The methodology applied in the analysis performed at June 30, 2010 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2010. As a result of our analysis as of June 30, 2009, we recorded a total impairment charge to goodwill of $146.2 million, of which $144.3 million was related to our trucking segment, eliminating 100% of the carrying amount of goodwill of that segment, and $1.9 million was related to our container services segment. In accordance with applicable guidance, we continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2009. There were no indications that a triggering event had occurred leading up to our analysis at June 30, 2010.

As the result of the June 30, 2009 impairment, we determined that we were in a cumulative loss position. Based on this negative evidence we concluded that it was no longer more likely than not that our net deferred tax asset was realizable. For purposes of assessing realizability of the deferred tax assets, this cumulative financial reporting loss position is considered significant negative evidence we will not be able to fully realize the deferred tax assets in the future. As a result, a $41.2 million deferred tax valuation allowance was recorded in 2009. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, operating results or other factors. If any of these factors and related estimates changes in the future, it may increase or decrease the valuation allowance and related income tax expense in the same period.

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

As of June 30, 2010 and December 31, 2009, the goodwill balance was $27.0 million, all of which relates to our container services segment.

Intangible Assets

Intangible assets at June 30, 2010 are as follows (in thousands):

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename	$7,400	$—	$7,400	Indefinite
Customer relationships	11,900	(2,479)	9,421	12
Non-compete agreements	2,593	(1,743)	850	3 – 5

	$21,893	$(4,222)	$17,671

Amortization expense for the six months ended June 30, 2010 and 2009 was $0.8 million in both periods. Estimated amortization expense for intangible assets is as follows (in thousands):

2010 remaining	$747
2011	1,369
2012	1,205
2013	996
2014 and after	5,954

5. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$2,056	$(186,227)	$2,854	$(186,529)
Other comprehensive income (loss):
Amortization of prior service costs	324	312	647	624
Foreign currency translation adjustments	48	(121)	(4)	5

Comprehensive income (loss)	$2,428	$(186,036)	$3,497	$(185,900)

6. Income (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations is as follows (in thousands, except per share amounts):

	Three months ended
	June 30, 2010			June 30, 2009
	Net income (numerator)	Shares (denominator)	Per-share amount	Net loss (numerator)	Shares (denominator)	Per-share amount
Basic income (loss) available to common shareholders:
Net income (loss)	$2,056	20,256	$0.10	$(186,227)	19,441	$(9.58)

Effect of dilutive securities:
Stock options		280			—
Unvested restricted stock		205			—
Stock warrants		1,007			—

Diluted income (loss) available to common shareholders:
Net income (loss)	$2,056	21,748	$0.09	$(186,227)	19,441	$(9.58)

	Six months ended
	June 30, 2010			June 30, 2009
	Net income (numerator)	Shares (denominator)	Per-share amount	Net loss (numerator)	Shares (denominator)	Per-share amount
Basic income (loss) available to common shareholders:
Net income (loss)	$2,854	19,880	$0.14	$(186,529)	19,331	$(9.65)

Effect of dilutive securities:
Stock options		168			—
Unvested restricted stock		161			—
Stock warrants		1,376			—

Diluted income (loss) available to common shareholders:
Net income (loss)	$2,854	21,585	$0.13	$(186,529)	19,331	$(9.65)

There is no effect of our stock options and unvested restricted stock in the computation of diluted earnings per share for the three months and six months ended June 30, 2009 due to a net loss in the quarter.

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock options	1,921	1,694	2,033	1,694
Unvested restricted stock	419	197	463	197

7. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares, and stock units may be granted to employees, non-employee directors, consultants and advisors. As of June 30, 2010, we had two active stock-based compensation plans.

We recognize expense for stock-based compensation based upon estimated grant date fair value. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the awards’ vesting term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within “Compensation” on the Consolidated Statement of Operations. None of the stock-based compensation was capitalized during the first six months of 2010.

The fair value of options granted during the first six months of 2010 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2010, expected stock price volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted-average assumptions:

	2010	2009
Risk free rate	2.54%	1.57%
Expected life	5 years	5 years
Volatility	77.5%	78.7%
Expected dividend	nil	nil

The following options and restricted shares were issued during the three months ended:

	Options Issued	Restricted Shares Issued
March 31, 2010	—	68,621
June 30, 2010	85,000	—

The following table summarizes stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock options	$339	$113	$614	$206
Restricted stock	249	43	463	106

	$588	$156	$1,077	$312

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of June 30, 2010 (in thousands):

		Remaining years
Stock options	$2,948	4.5
Restricted stock	1,964	3.5

	$4,912

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. Options for 1,250 shares were exercised during the three months ended June 30, 2010.

8. Employee Benefit Plans

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

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service cost	$51	$51	$101	$101
Interest cost	644	688	1,287	1,376
Amortization of prior service cost	23	23	47	47
Amortization of loss	300	288	600	577
Expected return on plan assets	(540)	(509)	(1,080)	(1,019)

Net periodic pension cost	$478	$541	$955	$1,082

We contributed $0.7 million to our pension plans during the six months ended June 30, 2010. We expect to contribute an additional $1.8 million during the remainder of 2010.

9. Restructuring

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We have made estimates of the costs to be incurred as part of our restructuring plan. During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of non-driver positions and the consolidation, closure or affiliation of underperforming company terminals. We continued our plan of restructure throughout 2009 which resulted in charges of $3.5 million of which the majority related to our trucking segment. Our restructuring plan continued in 2010 and resulted in charges of $2.2 million for the six-month period ended June 30, 2010, of which the majority related to our trucking segment. The charges related to employee termination benefits and other related exit activities, and included the termination of approximately 380 non-driver positions. We expect to conclude our restructuring plan in 2010 and to take additional related charges during the year.

In the six months ended June 30, 2010, we had the following activity in our restructuring accruals:

	Balance at December 31, 2009	Additions	Payments	Reductions	Balance at June 30, 2010
Restructuring costs	$1,063	$2,215	$(2,044)	$—	$1,234

10. Segment Reporting

Reportable Segments

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Trucking, which consists of truckload transportation of bulk chemicals, and

•	Container Services, specifically intermodal tank container transportation and depot services.

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

Summarized segment data and reconciliation to income (loss) before income taxes follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating revenues:
Trucking	$134,482	$113,470	$256,263	$224,618
Container Services	26,238	17,878	49,433	37,779
Other revenue	16,832	18,438	33,189	37,121

Total	177,552	149,786	338,885	299,518

Operating income (loss):
Trucking	11,178	8,104	21,711	15,689
Container Services	4,526	2,001	8,202	5,290
Other operating income	888	1,601	1,171	2,552

Total segment operating income	16,592	11,706	31,084	23,531
Depreciation and amortization expense	4,067	5,304	8,310	10,639
Impairment charge (1)	—	148,630	—	148,630
Other expense	1,302	1,003	2,867	1,500

Total	11,223	(143,231)	19,907	(137,238)

Interest expense	8,640	6,518	17,307	13,518
Interest income	(156)	(83)	(317)	(186)
Other expense (income)	220	(419)	226	(951)

Income (loss) before income taxes	$2,519	$(149,247)	$2,691	$(149,619)

(1)	The three months and the six months ended June 30, 2009, include an impairment charge of $144.3 million related to our trucking segment and an impairment charge of $4.3 million related to our container services segment.

Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three months ended June 30, 2010
	U. S.	International	Consolidated
Total operating revenues	$167,675	$9,877	$177,552
Operating income	9,984	1,239	11,223

	Three months ended June 30, 2009
	U. S.	International	Consolidated
Total operating revenues	$140,177	$9,609	$149,786
Operating (loss) income	(144,561)	1,330	(143,231)

	Six months ended June 30, 2010
	U. S.	International	Consolidated
Total operating revenues	$319,852	$19,033	$338,885
Operating income	17,742	2,165	19,907

	As of June 30, 2010
Long-term identifiable assets (1)	$114,605	$7,625	$122,230

	Six months ended June 30, 2009
	U. S.	International	Consolidated
Total operating revenues	$281,291	$18,227	$299,518
Operating (loss) income	(139,344)	2,106	(137,238)

	As of December 31, 2009
Long-term identifiable assets (1)	$119,340	$7,989	$127,329

(1)	Includes property and equipment.

11. Income Taxes

At December 31, 2009, we had approximately $1.8 million of total gross unrecognized tax benefits. Of this total, $1.2 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Included in the balance of gross unrecognized tax benefits at December 31, 2009, was $0.7 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months due to expiration of the statute of limitations.

For the three months ended June 30, 2010, the change in unrecognized tax benefits was an increase of $0.1 million. Our total gross unrecognized tax benefit at June 30, 2010 was $1.6 million.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.7 million (net of federal tax benefit) accrued for interest and $0.3 million accrued for penalties at December 31, 2009. The total amount accrued for interest and penalties at June 30, 2010 was $0.8 million.

We are subject to the income tax jurisdictions of the U.S., Canada, and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2006, to international examinations for years before 2005 and, with few exceptions, to state examinations before 2005.

The effective tax rates for the three months ended June 30, 2010 and 2009 were approximately 18.4% and (24.8%), respectively. The effective tax rates for the six months ended June 30, 2010 and 2009 were approximately (6.1%) and (24.7%) respectively. The difference in the effective tax rate for the three months and six months ended June 30, 2010 differs from the previous periods due to the tax expense adjustments related to an impairment recorded during the second quarter of 2009 of deductible and non-deductible goodwill as well as the recording of a 100% valuation allowance against the net deferred tax assets.

12. Commitments and Contingencies

Environmental Matters

It is our policy to comply with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. We have obtained independent certification that our management system is in place and functions according to professional standards and we continue to evaluate and continuously improve our Responsible Care® Management System performance. Our activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, many of which are classified as hazardous materials or hazardous substances. Our operations involve the generation, storage, discharge and disposal of wastes that may contain hazardous substances, the inventory and use of cleaning materials that may contain hazardous substances and the control and discharge of storm-water from industrial sites. In addition, we may store diesel fuel, materials containing oil and other hazardous products at our terminals. As such, we and others who operate in our industry are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. Under certain of these laws, we could also be subject to allegations of liability for the activities of our independent affiliates or independent owner-operators.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be adversely affected by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of June 30, 2010 and December 31, 2009, we had reserves in the amount of $11.3 million and $11.6 million, respectively, for all environmental matters of which the more significant are discussed below.

The balances presented include both long term and current environmental reserves. We expect these environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified in our Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 25 sites. At 18 of the 25 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 2 of the 18 sites, we will be participating in the initial studies to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 3 of the 18 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated future expenditures for these off-site multi-party environmental matters to be in the range of $2.1 million to $3.8 million.

At 7 of the 25 sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Four of these projects relate to operations conducted by our subsidiary, Chemical Leaman Corporation (“CLC”), and its subsidiaries prior to our acquisition of CLC in 1998. These four sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; and (4) Scary Creek, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Remediation Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures for these seven properties to be in the range of $9.2 million to $16.7 million.

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

The groundwater treatment remedy negotiated with USEPA calls for a treatment facility for in-place treatment of groundwater contamination and a local discharge. Treatment facility construction was completed in early 2007. After various start-up issues, the treatment facility began initial operations in June 2010. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is continuing. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We are in negotiations with USEPA to enter a consent order to perform the remediation work. We have estimated expenditures to be in the range of $6.5 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP and USEPA in October 1995 obligating it to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a treatment facility with local discharge for groundwater treatment in the fourth quarter of 2007. Plant start-up issues have been resolved and the treatment facility began operations in June 2010. The agencies approved a contaminated soils remedy, which required both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction. The remedy expanded to include off-site shipment of contaminated soils. Soil treatment was completed in September 2007. Site sampling has been conducted and the results indicate that the soil clean-up objectives have not been fully achieved. Negotiations are on-going with USEPA over further remedial actions that may be needed at the site. We have estimated expenditures to be in the range of $1.0 million to $3.4 million.

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

We have estimated future expenditures for Scary Creek, Tonawanda and ISRA to be in the range of $1.7 million to $4.8 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

13. Guarantor Subsidiaries

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital (which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at June 30, 2010 and December 31, 2009 and condensed consolidating statements of operations for the three and six month periods ended June 30, 2010 and June 30, 2009 and the condensed consolidating statements of cash flows for each of the six month periods ended June 30, 2010 and 2009.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Consolidating Statements of Operations

Three Months Ended June 30, 2010

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$129,473	$—	$—	$129,473
Other service revenue	—	—	26,318	155	—	26,473
Fuel surcharge	—	—	21,606	—	—	21,606

Total operating revenues	—	—	177,397	155	—	177,552
Operating expenses:
Purchased transportation	—	—	123,071	—	—	123,071
Compensation	—	—	14,980	—	—	14,980
Fuel, supplies and maintenance	—	—	12,054	—	—	12,054
Depreciation and amortization	—	—	4,067	—	—	4,067
Selling and administrative	—	71	4,335	43	—	4,449
Insurance costs	—	—	4,535	5	—	4,540
Taxes and licenses	—	—	674	—	—	674
Communication and utilities	—	—	1,192	—	—	1,192
Loss on disposal of property and equipment	—	—	234	—	—	234
Restructuring costs	—	—	1,068	—	—	1,068

Operating (loss) income	—	(71)	11,187	107	—	11,223
Interest expense (income), non-related party, net	—	8,111	388	(15)	—	8,484
Interest (income) expense, related party, net	—	(8,111)	8,213	(102)	—	—
Other expense	—	94	63	63	—	220

(Loss) income before income taxes	—	(165)	2,523	161	—	2,519
Provision for (benefit from) income taxes	—	—	422	41	—	463
Equity in earnings of subsidiaries	2,056	2,221	—	—	(4,277)	—

Net income	$2,056	$2,056	$2,101	$120	$(4,277)	$2,056

Consolidating Statements of Operations

Three Months Ended June 30, 2009

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$112,083	$—	$—	$112,083
Other service revenue	—	—	25,789	51	—	25,840
Fuel surcharge	—	—	11,863	—	—	11,863

Total operating revenues	—	—	149,735	51	—	149,786

Operating expenses:
Purchased transportation	—	—	88,985	—	—	88,985
Compensation	—	—	19,540	—	—	19,540
Fuel, supplies and maintenance	—	—	15,922	—	—	15,922
Depreciation and amortization	—	—	5,304	—	—	5,304
Selling and administrative	—	10	6,862	5	—	6,877
Insurance costs	—	—	3,941	5	—	3,946
Taxes and licenses	—	—	736	—	—	736
Communication and utilities	—	—	2,074	—	—	2,074
Gain on disposal of property and equipment	—	—	(162)	—	—	(162)
Impairment charge	—	—	148,630	—	—	148,630
Restructuring costs	—	—	1,165	—	—	1,165

Operating (loss) income	—	(10)	(143,262)	41	—	(143,231)

Interest expense (income), non-related party, net	—	5,859	584	(8)	—	6,435
Interest (income) expense, related party, net	—	(5,859)	5,964	(105)	—	—
Other income	—	—	(288)	(131)	—	(419)

(Loss) income before income taxes	—	(10)	(149,522)	285	—	(149,247)
Provision for income taxes	—	—	36,939	41	—	36,980
Equity in loss of subsidiaries	(186,227)	(186,217)	—	—	372,444	—

Net (loss) income	$(186,227)	$(186,227)	$(186,461)	$244	$372,444	$(186,227)

Consolidating Statements of Operations

Six Months Ended June 30, 2010

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$248,390	$—	$—	$248,390
Other service revenue	—	—	51,071	308	—	51,379
Fuel surcharge	—	—	39,116	—	—	39,116

Total operating revenues	—	—	338,577	308	—	338,885

Operating expenses:
Purchased transportation	—	—	233,975	—	—	233,975
Compensation	—	—	28,872	—	—	28,872
Fuel, supplies and maintenance	—	—	24,342	—	—	24,342
Depreciation and amortization	—	—	8,310	—	—	8,310
Selling and administrative	—	94	9,070	63		9,227
Insurance costs	—	—	7,867	10	—	7,877
Taxes and licenses	—	—	1,270	—	—	1,270
Communication and utilities	—	—	2,238	—	—	2,238
Loss on disposal of property and equipment	—	—	652	—	—	652
Impairment charge	—	—	—	—	—	—
Restructuring costs	—	—	2,215	—	—	2,215

Operating (loss) income	—	(94)	19,766	235	—	19,907
Interest expense (income), non-related party, net	—	16,216	803	(29)	—	16,990

Interest (income) expense, related party, net	—	(16,216)	16,420	(204)	—	—
Other expense	—	94	119	13	—	226

(Loss) income before income taxes	—	(188)	2,424	455	—	2,691
Provision for (benefit from) income taxes	—	—	495	(658)	—	(163)
Equity in earnings of subsidiaries	2,854	3,042	—	—	(5,896)	—

Net income	$2,854	$2,854	$1,929	$1,113	$(5,896)	$2,854

Consolidating Statements of Operations

Six Months Ended June 30, 2009

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$223,110	$—	$—	$223,110
Other service revenue	—	—	53,349	99	—	53,448
Fuel surcharge	—	—	22,960	—	—	22,960

Total operating revenues	—	—	299,419	99	—	299,518

Operating expenses:
Purchased transportation	—	—	170,876	—	—	170,876
Compensation	—	—	42,751	—	—	42,751
Fuel, supplies and maintenance	—	—	33,462	—	—	33,462
Depreciation and amortization	—	—	10,639	—	—	10,639
Selling and administrative	—	32	13,975	15		14,022
Insurance costs	—	—	7,985	10	—	7,995
Taxes and licenses	—	—	2,073	—	—	2,073
Communication and utilities	—	—	4,808	—	—	4,808
Gain on disposal of property and equipment	—	—	(265)	—	—	(265)
Impairment charge	—	—	148,630	—	—	148,630
Restructuring costs	—	—	1,765	—	—	1,765

Operating (loss) income	—	(32)	(137,280)	74	—	(137,238)
Interest expense (income), non-related party, net	—	12,090	1,266	(24)	—	13,332

Interest (income) expense, related party, net	—	(12,090)	12,296	(206)	—	—
Gain on extinguishment of debt	—	(675)	—	—	—	(675)
Other income	—	—	(264)	(12)	—	(276)

Income (loss) before income taxes	—	643	(150,578)	316	—	(149,619)
Provision for income taxes	—	—	36,816	94	—	36,910
Equity in loss of subsidiaries	(186,529)	(187,172)	—	—	373,701	—

Net (loss) income	$(186,529)	$(186,529)	$(187,394)	$222	$373,701	$(186,529)

Consolidating Balance Sheet

June 30, 2010

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$522	$2,370	$—	$2,892
Accounts receivable, net	36	—	88,283	62	—	88,381
Prepaid expenses	—	46	7,274	5	—	7,325
Deferred tax asset, net	—	—	5,212	—	—	5,212
Other	537	—	5,543	112	—	6,192

Total current assets	573	46	106,834	2,549	—	110,002
Property and equipment, net	—	—	122,230	—	—	122,230
Goodwill	—	—	27,023	—	—	27,023
Intangibles, net	—	—	17,671	—	—	17,671
Investment in subsidiaries	(145,333)	456,771	21,046	—	(332,484)	—
Other assets	—	7,851	6,923	—	—	14,774

Total assets	$(144,760)	$464,668	$301,727	$2,549	$(332,484)	$291,700

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	16,031	$2,947	$—	$—	$18,978
Current maturities of capital lease obligations	—	—	4,358	—	—	4,358
Accounts payable	—	—	9,097	—	—	9,097
Intercompany	(8,185)	302,091	(266,992)	(5,868)	(21,046)	—
Independent affiliates and independent owner-operators payable	—	—	12,815	—	—	12,815
Accrued expenses	570	2,562	14,106	15	—	17,253
Environmental liabilities	—	—	4,904	—	—	4,904
Accrued loss and damage claims	—	—	7,334	—	—	7,334

Total current liabilities	(7,615)	320,684	(211,431)	(5,853)	(21,046)	74,739
Long-term indebtedness, less current maturities	—	289,317	8,733	—	—	298,050
Capital lease obligations, less current maturities	—	—	9,799	—	—	9,799
Environmental liabilities	—	—	6,439	—	—	6,439
Accrued loss and damage claims	—	—	9,519	—	—	9,519
Other non-current liabilities	(1,007)	—	28,252	214	—	27,459

Total liabilities	(8,622)	610,001	(148,689)	(5,639)	(21,046)	426,005
Redeemable noncontrolling interest	—	—	1,833	—	—	1,833
Shareholders’ equity (deficit):
Common Stock	370,126	354,963	490,761	6,933	(852,657)	370,126
Treasury stock	(1,580)	—	—	—	—	(1,580)
Accumulated (deficit) retained earnings	(291,714)	(287,930)	(18,682)	2,287	304,325	(291,714)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(24,944)	(24,473)	(23,496)	(977)	48,946	(24,944)
Stock purchase warrants	1,696	1,696	—	—	(1,696)	1,696
Stock subscriptions receivable	(133)	—	—	—	—	(133)

Total shareholders’ (deficit) equity	(136,138)	(145,333)	448,583	8,188	(311,438)	(136,138)

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$(144,760)	$464,668	$301,727	$2,549	$(332,484)	$291,700

Consolidating Balance Sheet

December 31, 2009

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3,531	$2,102	$—	$5,633
Accounts receivable, net	52	—	69,477	96	—	69,625
Prepaid expenses	—	96	8,473	15	—	8,584
Deferred tax asset, net	—	—	5,506	—	—	5,506
Other	(104)	—	4,460	64	—	4,420

Total current assets	(52)	96	91,447	2,277	—	93,768
Property and equipment, net	—	—	127,329	—	—	127,329
Goodwill	—	—	27,023	—	—	27,023
Intangibles, net	—	—	18,467	—	—	18,467
Investment in subsidiaries	(143,830)	456,186	21,229	—	(333,585)	—
Other assets	—	9,204	3,825	—	—	13,029

Total assets	$(143,882)	$465,486	$289,320	$2,277	$(333,585)	$279,616

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	$16,031	$3,835	$—	$—	$19,866
Current maturities of capital lease obligations	—	—	5,322	—	—	5,322
Accounts payable	—	—	6,182	—	—	6,182
Intercompany	(2,139)	312,705	(283,664)	(5,673)	(21,229)	—
Independent affiliates and independent owner-operators payable	—	—	9,734	—	—	9,734
Accrued expenses	—	5,053	16,313	12	—	21,378
Environmental liabilities	—	—	3,408	—	—	3,408
Accrued loss and damage claims	—	—	8,862	—	—	8,862

Total current liabilities	(2,139)	333,789	(230,008)	(5,661)	(21,229)	74,752
Long-term indebtedness, less current maturities	—	275,527	8,726	—	—	284,253
Capital lease obligations, less current maturities	—	—	11,843	—	—	11,843
Environmental liabilities	—	—	8,241	—	—	8,241
Accrued loss and damage claims	—	—	10,534	—	—	10,534
Other non-current liabilities	(1,007)	—	29,044	859	—	28,896

Total liabilities	(3,146)	609,316	(161,620)	(4,802)	(21,229)	418,519
Redeemable noncontrolling interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders’ (deficit) equity:
Common Stock	364,046	354,963	493,861	6,933	(855,757)	364,046
Treasury stock	(1,580)	—	—	—	—	(1,580)
Accumulated (deficit) retained earnings	(294,568)	(290,784)	(20,611)	1,174	310,221	(294,568)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(25,587)	(25,116)	(24,143)	(973)	50,232	(25,587)
Stock purchase warrants	6,696	6,696	—	—	(6,696)	6,696
Stock subscriptions receivable	(154)	—	—	—	—	(154)

Total shareholders’ (deficit) equity	(140,736)	(143,830)	449,107	7,079	(312,356)	(140,736)

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$(143,882)	$465,486	$289,320	$2,277	$(333,585)	$279,616

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2010

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,854	$2,854	$1,929	$1,113	$(5,896)	2,854
Adjustments for non-cash charges	(1,777)	(15,450)	25,068	(204)	5,896	13,533
Net changes in assets and liabilities	(55)	(1,088)	(22,212)	834	—	(22,521)
Intercompany activity	(1,022)	13,684	(11,187)	(1,475)	—	—

Net cash (used in) provided by operating activities	—	—	(6,402)	268	—	(6,134)

Cash flows from investing activities:
Capital expenditures	—	—	(5,675)	—	—	(5,675)
Proceeds from sales of property and equipment	—	—	3,309	—	—	3,309

Net cash used in investing activities	—	—	(2,366)	—	—	(2,366)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(5,654)	—	—	(5,654)
Proceeds from revolver	—	36,500	—	—	—	36,500
Payments on revolver	—	(25,000)	—	—	—	(25,000)
Other	3	(166)	76	—	—	(87)
Intercompany activity	(3)	(11,334)	11,337	—	—	—

Net cash provided by financing activities	—	—	5,759	—	—	5,759
Effect of exchange rate changes on cash	—	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	—	—	(3,009)	268	—	(2,741)
Cash and cash equivalents, beginning of period	—	—	3,531	2,102	—	5,633

Cash and cash equivalents, end of period	$—	$—	$522	$2,370	$—	$2,892

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2009

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(186,529)	$(186,529)	$(187,394)	$222	$373,701	$(186,529)
Adjustments for non-cash charges	186,529	175,496	210,841	(206)	(373,701)	198,959
Net changes in assets and liabilities	(1,181)	(37)	11,118	168	—	10,068
Intercompany activity	1,181	11,070	(11,916)	(335)	—	—

Net cash provided by (used in) operating activities	—	—	22,649	(151)	—	22,498

Cash flows from investing activities:
Capital expenditures	—	—	(5,706)	—	—	(5,706)
Proceeds from sales of property and equipment	—	—	5,095	—	—	5,095

Net cash used in investing activities	—	—	(611)	—	—	(611)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments on long-term debt and capital lease obligations	—	(2,825)	(6,870)	—	—	(9,695)
Proceeds from revolver	—	20,000	—	—	—	20,000
Payments on revolver	—	(30,500)	—	—	—	(30,500)
Other	—	(72)	(5,489)	—	—	(5,561)
Intercompany activity	—	13,397	(13,397)	—	—	—

Net cash used in financing activities	—	—	(25,756)	—	—	(25,756)

Effect of exchange rate changes on cash	—	—	16	—	—	16

Net decrease in cash and cash equivalents	—	—	(3,702)	(151)	—	(3,853)
Cash and cash equivalents, beginning of period	—	—	4,725	2,062	—	6,787

Cash and cash equivalents, end of period	$—	$—	$1,023	$1,911	$—	$2,934

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America through our wholly owned subsidiary QCI and are the largest North American provider of intermodal tank container and depot services through our wholly owned subsidiary Boasso.

Trucking Services

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We primarily transport a broad range of chemical products and provide our customers with logistics and other value-added services. We are a core carrier for many of the major companies engaged in chemical processing, including Ashland, BASF, Dow, DuPont, ExxonMobil, Georgia-Pacific, Honeywell, PPG Industries, Procter & Gamble, Sunoco and Unilever, and we provide services to most of the top 100 chemical producers with United States operations. We believe the diversity of our customer base, geography and end-markets provides a competitive advantage.

Our transportation revenue is a function of the volume of shipments by the bulk chemical industry, prices, the average number of miles driven per load, our market share and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many other industries and end use markets, including consumer and industrial products, paints and coatings, paper and packaging, agriculture and food products, and tends to vary with changing economic conditions. We have recently experienced some year-over-year volume improvements and believe this trend could continue as the economy recovers. Due to the nature of our customers’ business, our revenues generally decline during winter months, namely the first and fourth fiscal quarters and over holidays. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months.

We believe rates in the bulk tank truck industry tend to be more stable than rates in the overall trucking industry. We believe the specialized nature of the bulk tank truck industry, including specifically-licensed drivers, specialized equipment, and more stringent safety requirements create barriers to entry which limit the more drastic swings in supply experienced by the broader trucking industry. Additionally, it is common practice in the bulk tank truck industry for customers to pay fuel surcharges, which should enable recovery of fuel price increases from customers.

Container Services

Boasso is the largest North American provider of intermodal tank container transportation and depot services with eight terminals located in the eastern half of the United States. In addition to intermodal tank container transportation services, Boasso provides tank cleaning, heating, testing, maintenance and storage services to customers. Boasso provides local and over-the-road trucking primarily within proximity of the port cities where its depots are located and also sells equipment that its customers use for portable alternative storage or office space.

Demand for intermodal tank containers is driven by the volume of imports and exports of chemicals through United States ports. Boasso’s revenues are accordingly impacted by this import/export volume, in particular the number and volume of shipments through ports at which Boasso has terminals, as well as by Boasso’s market share. Economic conditions and differences among the laws and currencies of nations may impact the volume of shipments as well.

Our Network

Our bulk service network consists primarily of independently owned third-party affiliate terminals, company-operated terminals and independent owner-operator drivers. Independent affiliates are independent companies we contract with to operate trucking terminals exclusively on our behalf in defined markets. The independent affiliates provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Independent owner-operators are generally individual drivers who own or lease their tractors and agree to provide transportation services to us under contract. We believe the use of independent affiliates and independent owner-operators provides the following key competitive advantages to us in the marketplace:

•	Locally owned and operated independent affiliate terminals can provide superior, tailored customer service.

•

Independent affiliates and independent owner-operators are generally paid a fixed, contractual percentage of revenue collected on each load they transport creating a variable cost structure that mitigates against cyclical downturns.

•	Reliance on independent affiliates and independent owner-operators creates an asset-light business model that generally reduces our capital investment.

Due to several factors, including our ownership of the customer contracts and relationships, the presence of non-compete agreements with the independent affiliates, and our ownership of the trailers, our relationships with the independent affiliates tend to be long-term in nature, with minimal voluntary turnover.

Given the specialty nature of the services we provide and the size of our existing network, we believe there are significant barriers to entry to our industry. In the first quarter of 2009, we began consolidating certain company-operated terminals and transitioning other company-operated terminals to independent affiliates. These actions continued in 2010 and have resulted in a larger portion of our revenue being generated by independent affiliates and a substantial reduction in the number of terminals in our network. We believe these actions will reduce certain fixed costs, provide a more variable cost structure and position us with a financially flexible business platform.

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

Note Exchange

On October 15, 2009, we received approximately $134.5 million of our 2012 Notes in exchange for new 2013 Senior Notes. We also received approximately $83.6 million for our 9% Notes in exchange for approximately $80.7 million aggregate principal amount of our new 2013 PIK Notes, approximately 1.75 million warrants and $1.8 million in cash. The warrants are exercisable to purchase shares of our common stock at an exercise price of $0.01 per share, during the period beginning April 16, 2010 and ending on November 1, 2013. As of June 30, 2010, approximately 1.3 million warrants have been exercised.

Affiliation

On May 1, 2010, we added F. T. Silfies (“Silfies”) to our independent affiliate network. Headquartered in Allentown, Pennsylvania, Silfies specializes in bulk cement and lime transport primarily servicing the East Coast markets. In connection with this affiliation, we loaned Silfies $3.0 million in cash. This loan bears interest at seven percent per annum, is repayable in equal weekly installments of principal and interest over three and one-half years and is secured by all of the assets of Silfies and a personal guarantee. We expect this affiliation to generate approximately $20.0 million of revenue annually following the date of affiliation.

Disposition

On October 10, 2009, we sold substantially all of the operating assets of our tank wash subsidiary, QSI, for $13.0 million, of which $10.0 million was paid in cash and the remaining $3.0 million in a subordinated note. The subordinated note is a five year non-amortizing note which matures on December 31, 2014. The principal is payable in a lump sum at maturity. Interest is payable quarterly at 7% per annum commencing December 31, 2009. In connection with the sale, QSI entered into various agreements with the purchaser, which is not affiliated with us, including long-term leases of real estate used in the tank wash business and various operating agreements. The assets sold had a net book value of $4.9 million which included $4.3 million of equipment, $0.4 million of inventory, and $0.2 million of intangibles. The sold QSI business generated approximately $19.5 million of revenue in 2009 from tank wash and related operations. We recorded a pre-tax gain of $7.1 million in the fourth quarter of 2009 as part of our operating income. We believe the changes in our business activities as a result of the sale of the tank wash business will reduce our environmental compliance costs going forward.

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

Furthermore, we evaluate the recoverability of our long-lived assets whenever adverse events or changes in the business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to fair value and an impairment loss would be recognized. This analysis requires us to make significant estimates and assumptions in projecting future cash flows, and changes in facts and circumstances could result in material changes in the amount of any write-offs for impairment.

Goodwill and Intangible Assets—We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment arise, in accordance with FASB’s guidance on goodwill and other intangible assets. At June 30, 2010, we evaluated goodwill for impairment by determining the fair value for each reporting unit to which our goodwill relates. At June 30, 2010, our container services segment was our only reporting unit that contained goodwill. Our container services segment contains goodwill and other identifiable intangible assets as a result of a previous business acquisition.

The methodology applied in the analysis performed at June 30, 2010 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2010. As a result of our analysis at June 30, 2009, a total impairment charge to goodwill of $146.2 million was necessary, of which $144.3 million was related to our trucking segment, eliminating 100% of the carrying amount of goodwill of that segment, and $1.9 million was related to our container services segment. We continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2009, in accordance with applicable guidance. There were no indications that a triggering event had occurred following our June 30, 2009 analysis and leading up to our analysis at June 30, 2010.

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

In the first step, we determine the fair value for our container services reporting unit using a combination of two valuation approaches: the market approach and the income approach. The market approach uses a guideline company methodology which is based upon a comparison of us to similar publicly-traded companies within our industry. We derive a market value of invested capital or business enterprise value for each comparable company by multiplying the price per share of common stock of the publicly traded companies by their total common shares outstanding and adding each company’s current level of debt. We calculate a business enterprise multiple based on revenue and earnings from each company then apply those multiples to each reporting unit’s revenue and earnings to conclude a reporting unit business enterprise value. Assumptions regarding the selection of comparable companies are made based on, among other factors, capital structure, operating environment and industry. As the comparable companies were typically larger and more diversified than our reporting units, multiples were adjusted prior to application to our reporting units’ revenues and earnings to reflect differences in margins, long-term growth prospects and market capitalization.

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

After computing a separate business enterprise value under the income approach and market approach, we apply a weighting to them to derive the business enterprise value of the reporting unit. The income approach and market approach were both weighted 50% in the analysis performed at June 30, 2010. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Given that the business enterprise value derived from the market approach supported what was calculated in the income approach, we believed that both approaches should be equally weighted. Based on these weightings we concluded a business enterprise value for the reporting unit. We then add debt-free liabilities of the reporting unit to the concluded business enterprise value to derive an implied fair value of the reporting unit. The implied fair value is then compared to the reporting unit’s carrying value of total assets. Upon completion of the analysis in step one, we determined that the fair value of our container services reporting unit exceeded its carrying value. As such, a step two analysis was not required.

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

During the second quarter of 2009, an impairment charge of $148.6 million was recorded and as a result the Company determined that it was in a cumulative loss position. Based on this negative evidence, we concluded that it was no longer more likely than not that the Company’s net deferred tax asset was realizable. As a result, a $41.2 million deferred tax valuation allowance was recorded in 2009. For purposes of assessing realizability of the deferred tax assets, a cumulative financial reporting loss position is considered significant negative evidence the Company will not be able to fully realize the deferred tax assets in the future. The Company reviews a rolling thirty-six month calculation of U.S. earnings to determine if the Company is in a cumulative loss position. As of June 30, 2010, the Company is in a net cumulative loss position. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, operating results or other factors.

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

Accrued loss and damage claims—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of June 30, 2010, we had $29.7 million in an outstanding letter of credit to our insurance administrator to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letter of credit. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Revenue recognition—Transportation revenue, including fuel surcharges and related costs, are recognized on the date freight is delivered. Other service revenue consists primarily of rental revenues, container revenues and tank wash revenues. Rental revenues from independent affiliates, independent owner-operators and third parties are recognized ratably over the lease period. Container revenues, consisting primarily of repair and storage services, are recognized when the services are rendered. During the periods that we operated our tank wash business, tank wash revenues were recognized when the wash was completed. Service revenues on insurance policies are recorded as a contractual percentage of premiums received ratably over the period that the insurance covers. We recognize all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted with our customers.

Allowance for uncollectible receivables—The allowance for all potentially uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by our management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to independent owner-operators and independent affiliates. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.

Stock compensation plans—Stock compensation is determined by the assumptions required under the FASB guidance. The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $1.1 million for the six months ended June 30, 2010 and $0.3 million for the six months ended June 30, 2009. As of June 30, 2010, there was approximately $4.9 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost generally varies from two to four years.

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

Restructuring— We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We have made estimates of the costs to be incurred as part of our restructuring plan. During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of non-driver positions and the consolidation, closure or affiliation of underperforming company terminals. We continued our plan of restructure throughout 2009 which resulted in charges of $3.5 million of which the majority related to our trucking segment. Our restructuring plan continued in 2010 and resulted in charges of $2.2 million for the six-month period ended June 30, 2010, of which the majority related to our trucking segment. The charges related to employee termination benefits and other related exit activities, and included the termination of approximately 380 non-driver positions. We expect to conclude our restructuring plan in 2010 and to take additional related charges during the year. As of June 30, 2010, approximately $1.2 million was accrued related to the restructuring charges which are expected to be paid through 2012.

New Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies—New Accounting Pronouncements” to the consolidated financial statements included in Item 1 of this report for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Transportation	72.9%	74.8%	73.3%	74.5%
Other service revenue	14.9	17.3	15.2	17.8
Fuel surcharge	12.2	7.9	11.5	7.7

Total operating revenues	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Purchased transportation	69.3	59.4	69.0	57.1
Compensation	8.4	13.0	8.5	14.3
Fuel, supplies and maintenance	6.8	10.6	7.2	11.2
Depreciation and amortization	2.3	3.5	2.5	3.6
Selling and administrative	2.5	4.6	2.7	4.7
Insurance costs	2.6	2.6	2.3	2.7
Taxes and licenses	0.4	0.5	0.3	0.6
Communication and utilities	0.7	1.5	0.6	1.5
Loss (gain) on disposal of property and equipment	0.1	-0.1	0.0	-0.1
Impairment of goodwill and intangibles	0.0	99.2	0.0	49.6
Restructuring costs	0.6	0.8	0.7	0.6

Total operating expenses	93.7	195.6	93.8	145.8

Operating income (loss)	6.3	-95.6	6.2	-45.8

Interest expense	4.9	4.4	5.1	4.5
Interest income	-0.1	-0.1	-0.1	-0.1
Gain on extinguishment of debt	0.0	0.0	0.0	-0.2
Other expense (income)	0.1	-0.3	0.2	0.0

Income (loss) before income taxes	1.4	-99.6	1.0	-50.0
Provision for income taxes	0.3	24.7	0.0	12.3

Net income (loss)	1.1%	-124.3%	1.0%	-62.3%

The following table shows the approximate number of terminals, drivers, tractors and trailers, that we managed (including independent affiliates and independent owner-operators) as of June 30:

	2010	2009
Terminals	105	139
Drivers	2,809	2,748
Tractors	3,031	3,036
Trailers	6,478	6,586

We reduced our total number of terminals by 38% from 169 to 105 during 2008, 2009 and 2010, while transitioning most of the business from these under-performing terminals to our remaining terminals and affiliating many company-owned terminals. At June 30, 2010, 91 of our 97 trucking terminals were affiliate operated, compared with 55 of 121 at December 31, 2007. Eight of our current terminals are intermodal tank depot services terminals used in the Boasso business.

We own approximately 5,000 tank or specialty trailers, the majority of which we lease to our independent affiliates to help facilitate our business. We prefer to own the trailers as they provide us with a stable source of lease income, as well as access to attractive capital through our asset-based loan facility (the “ABL Facility”). We view the trailer leasing business as attractive given the low upfront costs, long useful life, limited maintenance and attractive return on investment. The tank and specialty trailers generally have long useful lives and we believe that increasing their utilization can significantly improve our operating income due to high operating leverage. Through periodic maintenance, we are typically able to extend the useful lives of trailers beyond 15-20 years, leading to operational flexibility.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

For the quarter ended June 30, 2010, total revenues were $177.6 million, an increase of $27.8 million, or 18.5%, from revenues of $149.8 million for the same period in 2009. Transportation revenue increased by $17.4 million, or 15.5%, primarily due to an increase in linehaul revenue due to an increase in demand, predominantly from existing customers. Revenue increases were primarily driven by an increase in volume, which resulted in a 10.2% increase in the total number of miles driven and a 9.1% increase in loads from the prior-year quarter. To a lesser extent, revenues were positively affected by a modest increase in average rates.

Other service revenue increased $0.6 million, or 2.4%. This increase was primarily due to the increase in rental revenue of $3.1 million due to the conversion of certain company-operated terminals to independent affiliate terminals and an increase in container service revenues of $1.8 million. This was offset by a reduction in tank wash revenue of $4.3 million due to the sale of our tank wash business in the fourth quarter of 2009. Fuel surcharge revenue increased $9.7 million, or 82.1%, due to the increase in linehaul revenue offset by a slight reduction in fuel prices.

Purchased transportation increased by $34.1 million, or 38.3%, due primarily to the increase in linehaul revenue, miles driven and loads. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 81.5% for the current quarter versus 71.8% for the prior-year quarter due primarily to the conversion of certain company-operated terminals to independent affiliate terminals. Our independent affiliates generated 93.3% of our transportation revenue and fuel surcharge revenue for the three months ended June 30, 2010 compared to 67.2% for the comparable prior-year period. We pay our independent affiliates a greater percentage of transportation revenues generated by them than is paid to independent owner-operators, so our purchased transportation costs will change as revenues generated by independent affiliates change as a percentage of total transportation revenue. During the three month period ended June 30, 2010 and 2009, we paid our affiliates approximately 85% of the transportation revenue collected while we typically paid independent owner-operators approximately 65% of the invoiced linehaul amount. We believe that the greater proportion of operating revenue derived from independent affiliate operations during the three-month period ended June 30, 2010 is indicative of the proportion of operating revenue derived from independent affiliate operations in the future due to the sale of our tank wash business in the fourth quarter of 2009, our addition of a new affiliate during the quarter, and our affiliation of company owned terminals during 2009 and 2010.

In 2009 and 2010, we transitioned certain company-operated terminals to independent affiliates which resulted in a larger portion of our revenue being generated by independent affiliates. We believe these actions have reduced certain fixed costs and provided a more variable cost structure.

Compensation expense decreased $4.6 million, or 23.3%, primarily due to $4.1 million of reduced expense from corporate headcount reductions, terminal consolidations, and conversions of company-operated terminals to independent affiliate terminals offset by an increase in Boasso operations of $1.0 million. In addition, we had a reduction in compensation expense of $1.5 million due to the sale of our tank wash business.

Fuel, supplies and maintenance decreased $3.9 million, or 24.3%, due to lower fuel costs of $1.6 million and lower equipment rent expense of $0.3 million due to the shift of revenue from company-operated terminals to independent affiliates. In addition, tank wash operations had a decrease of $1.5 million due to the sale of this business.

Depreciation and amortization expense decreased $1.2 million, or 23.3%, due to a decrease in depreciation from disposals of revenue equipment and the sale of our tank wash assets in the fourth quarter of 2009.

Selling and administrative expenses decreased by $2.4 million, or 35.3%, primarily due to a decrease in our bad debt reserve of $1.3 million, a $0.4 million reduction in building rent expense and other expenses related to closed or converted terminals, and a $0.3 million reduction in professional fees. In addition, tank wash operations had a decrease of $0.4 million due to the sale of this business.

Insurance expense increased by $0.6 million, or 15.1%, due primarily to a slight increase in claims incurred for the quarter ended June 30, 2010.

Communication and utilities expense decreased $0.9 million, or 42.5%, primarily due to reduced expense from terminal consolidations, conversions of company-operated terminals to independent affiliate terminals and due to the sale of our tank wash business.

We incurred a loss on disposal of assets of $0.2 million for the quarter ended June 30, 2010 as compared to a gain of $0.2 million in the comparable prior-year period from the sale and disposal of equipment.

For the quarter ended June 30, 2009, we recorded a non-cash impairment charge to goodwill and intangibles totaling $148.6 million as a result of our impairment analysis, which is performed at least annually every June 30 on both our trucking and container services segments. We recorded a charge of $144.3 million for the impairment of goodwill in our trucking segment. We also recorded a charge of $1.9 million for the impairment of goodwill in our container services segment and a charge of $2.4 million for the impairment of the tradename in our container services segment. We incurred no such charges for the quarter ended, June 30, 2010.

In the second quarter of 2010 and 2009, we incurred additional restructuring costs of $1.1 million and $1.2 million, respectively, primarily due to the continuation of our restructuring plan which began during the second quarter of 2008. These costs consist of employee termination benefits and other related exit activities.

For the quarter ended June 30, 2010, operating income totaled $11.2 million, an increase of $154.4 million or more than 100.0%, compared to an operating loss of $143.2 million for the same period in 2009 primarily due to the non cash impairment charge to goodwill and intangibles. The operating margin for the quarter ended June 30, 2010, was 6.3% compared to (95.6%) for the same period in 2009 as a result of the above-mentioned items.

Interest expense increased by $2.1 million, or 32.6%, in the quarter ended June 30, 2010 compared to the same period in 2009, due to the higher interest rates on our 2013 Senior Notes and 2013 PIK Notes than the rates on the notes for which they were exchanged in the fourth quarter of 2009. As a result of these higher rates of interest, we expect our interest expense to be higher in 2010 unless the principal balances of our indebtedness are reduced substantially.

The provision for income taxes was $0.5 million for the quarter ended June 30, 2010 compared to $37.0 million for the same period in 2009. The effective tax rates for the quarters ended June 30, 2010 and 2009 were approximately 18.4% and (24.8%) respectively. This change in income taxes was primarily due to the recording of a deferred tax valuation allowance during 2009.

For the quarter ended June 30, 2010, our net income was $2.1 million, compared to net loss of $186.2 million for the same period last year.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

For the six months ended June 30, 2010, total revenues were $338.9 million, an increase of $39.4 million, or 13.1%, from revenues of $299.5 million for the same period in 2009. Transportation revenue increased by $25.3 million, or 11.3%, primarily due to an increase in linehaul revenue due to an increase in demand. We had a 6.7% increase in the total number of miles driven and a 4.3% increase in loads from the prior-year six months.

Other service revenue decreased $2.1 million, or 3.9%. This decrease was primarily due to reductions in tank wash revenue of $9.3 million offset by an increase of $6.0 million of increased rental revenue and a $1.3 million increase in container service revenues. Fuel surcharge revenue increased $16.2 million, or 70.4%, due to the increase in linehaul revenue.

Purchased transportation increased by $63.1 million, or 36.9%, due primarily to the increase in linehaul revenue, miles driven and loads. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 81.4% for the current six months versus 69.4% for the prior-year six months due primarily to the conversion of certain company-operated terminals to independent affiliate terminals. Our independent affiliates generated 93.1% of our transportation revenue and fuel surcharge revenue for the six months ended June 30, 2010 compared to 63.2% for the comparable prior-year period.

Compensation expense decreased $13.9 million, or 32.5%, primarily due to $12.4 million of reduced expense from corporate headcount reductions, terminal consolidations, and conversions of company-operated terminals to independent affiliate terminals offset by a $1.4 million increase in Boasso operations. In addition, tank wash operations had a decrease of $2.9 million due to the sale of this business.

Fuel, supplies and maintenance decreased $9.1 million, or 27.3%, due to lower fuel costs of $3.0 million, lower repairs and maintenance expense of $1.8 million, and lower equipment rent expense of $0.5 million due to the shift of revenue from company-operated terminals to independent affiliates. In addition, tank wash operations had a decrease of $3.3 million due to the sale of this business.

Depreciation and amortization expense decreased $2.3 million, or 21.9%, due to a decrease in depreciation from disposals of revenue equipment and the sale of our tank wash assets in the fourth quarter of 2009.

Selling and administrative expenses decreased by $4.8 million, or 34.2%, primarily due to a decrease in our bad debt reserve of $1.7 million, a $1.3 million reduction in building rent expense and other expenses related to closed or converted terminals, and a $0.9 million reduction in professional fees. In addition, tank wash operations had a decrease of $0.7 million due to the sale of this business.

Insurance expense remained relatively flat compared to same period last year.

Communication and utilities expense decreased $2.6 million, or 53.5%, primarily due to reduced expense from terminal consolidations, and conversions of company-operated terminals to independent affiliate terminals.

We incurred a loss on disposal of assets of $0.7 million for the six months ended June 30, 2010 as compared to a gain of $0.3 million in the comparable prior-year period, from the sale and disposal of equipment.

For the six months ended June 30, 2009, we recorded a non-cash impairment charge to goodwill and intangibles totaling $148.6 million as a result of our impairment analysis, which is performed at least annually every June 30 on both our trucking and container services segments. We recorded a charge of $144.3 million for the impairment of goodwill in our trucking segment. We also recorded a charge of $1.9 million for the impairment of goodwill in our container services segment and a charge of $2.4 million for the impairment of the tradename in our container services segment. We incurred no such charges for the six months ended, June 30, 2010.

In the six months ended 2010 and 2009, we incurred additional restructuring costs of $2.2 million and $1.8 million, respectively, primarily due to the continuation of our restructuring plan which began during the second quarter of 2008. These costs consist of employee termination benefits and other related exit activities.

For the six months ended June 30, 2010, operating income totaled $19.9 million, an increase of $157.1 million or more than 100.0%, compared to operating loss of $137.2 million for the same period in 2009 primarily due to the non cash impairment charge to goodwill and intangibles. The operating margin for the six months ended June 30, 2010, was 5.9% compared to (45.8%) for the same period in 2009 as a result of the above-mentioned items.

Interest expense increased by $3.8 million, or 28.0%, in the six months ended June 30, 2010 compared to the same period in 2009, due to the higher interest rates on our 2013 Senior Notes and 2013 PIK Notes than the rates on the notes for which they were exchanged in the fourth quarter of 2009. As a result of these higher rates of interest, we expect our interest expense to continue to be higher throughout 2010 unless the principal balances of our indebtedness are reduced substantially.

In 2009, gain on debt extinguishment of $0.7 million resulted from the repurchase of $1.0 million of our 9% Notes.

The provision for income taxes was ($0.2) million for the six months ended June 30, 2010 compared to a benefit of income taxes of $36.9 million for the same period in 2009. The effective tax rates for the six months ended June 30, 2010 and 2009 were approximately (6.1%) and (24.7)%, respectively. This change in income taxes was primarily due to the recording of a deferred tax valuation allowance during 2009.

For the six months ended June 30, 2010, our net income was $2.9 million, compared to net loss of $186.5 million for the same period last year.

Segment Operating Results

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Trucking, which consists of truckload transportation of bulk chemicals, and

•	Container Services, specifically intermodal tank container transportation and depot services.

Segment revenues and operating income include the allocation of fuel surcharge to the trucking and container services segments. The operating income reported in our segments excludes amounts reported in Other operating income, such as gains and losses on disposal of property and equipment, impairment charge, restructuring costs, corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. Included in Other revenue are revenues from our equipment rental, our tank wash services for periods we operated our tank wash business and other value-added services. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment operating results are as follows (in thousands):

	Three months ended June 30,				Change
	2010	% of Total	2009	% of Total	$	%
Operating revenues:
Trucking	$134,482	75.7%	$113,470	75.8%	21,012	18.5%
Container Services	26,238	14.8%	17,878	11.9%	8,360	46.8%
Other revenue	16,832	9.5%	18,438	12.3%	(1,606)	(8.7%)

Total	$177,552	100.0%	$149,786	100.0%

Operating income:
Trucking	$11,178	67.4%	$8,104	69.2%	3,074	37.9%
Container Services	4,526	27.3%	2,001	17.1%	2,525	126.2%
Other operating income	888	5.3%	1,601	13.7%	(713)	(44.5%)

Total	$16,592	100.0%	$11,706	100.0%

	Six months ended June 30,				Change
	2010	% of Total	2009	% of Total	$	%
Operating revenues:
Trucking	$256,263	75.6%	$224,618	75.0%	31,645	14.1%
Container Services	49,433	14.6%	37,779	12.6%	11,654	30.9%
Other revenue	33,189	9.8%	37,121	12.4%	(3,932)	(10.6%)

Total	$338,885	100.0%	$299,518	100.0%

Operating income:
Trucking	$21,711	69.8%	$15,689	66.7%	6,022	38.4%
Container Services	8,202	26.4%	5,290	22.5%	2,912	55.1%
Other operating income	1,171	3.8%	2,552	10.8%	(1,381)	(54.1%)

Total	$31,084	100.0%	$23,531	100.0%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Operating revenue:

Trucking – revenues increased $21.0 million, or 18.5%, for the quarter ended June 30, 2010 compared to the same period for 2009, due to an increase of $12.6 million in linehaul revenue and an increase of $8.4 million of fuel surcharge.

Container Services – revenues increased $8.4 million, or 46.8%, for the quarter ended June 30, 2010 compared to the same period for 2009, due to an increase of $7.0 million in linehaul and other revenue and an increase of $1.4 million of fuel surcharge.

Other revenue – revenues decreased $1.6 million, or 8.7%, for the quarter ended June 30, 2010 compared to the same period for 2009, due primarily to a decrease in our tank wash revenue due to the sale of our tank wash business offset by an increase in rental income.

Operating income:

Trucking – operating income increased $3.1 million, or 37.9%, for the quarter ended June 30, 2010 compared to the same period for 2009, due to an increase in linehaul revenue and cost savings initiatives including conversion of company-operated terminals to independent affiliate terminals.

Container Services – operating income increased $2.5 million, or 126.2%, for the quarter ended June 30, 2010 compared to the same period for 2009, due to increased demand.

Other operating income – operating income decreased $0.7 million, or 44.5%, for the quarter ended June 30, 2010 compared to the same period for 2009, due primarily to reduced tank wash revenue.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Operating revenue:

Trucking – revenues increased $31.6 million, or 14.1%, for the six months ended June 30, 2010 compared to the same period for 2009 due to an increase of $17.8 million in linehaul revenue and an increase of $13.8 million of fuel surcharge.

Container Services – revenues increased $11.7 million, or 30.9%, for the six months ended June 30, 2010 compared to the same period for 2009 due to an increase of $9.4 million in linehaul and other revenue and an increase of $2.3 million of fuel surcharge.

Other revenue – revenues decreased $3.9 million, or 10.6%, for the six months ended June 30, 2010 compared to the same period for 2009 due primarily to a decrease in our tank wash revenue offset by an increase in rental income.

Operating income:

Trucking – operating income increased $6.0 million, or 38.4%, for the six months ended June 30, 2010 compared to the same period for 2009 due to an increase in linehaul revenue and cost savings initiatives including conversion of company-operated terminals to independent affiliate terminals.

Container Services – operating income increased $2.9 million, or 55.1%, for the six months ended June 30, 2010 compared to the same period for 2009 due to increased demand.

Other operating income – operating income decreased $1.4 million, or 54.1%, for the six months ended June 30, 2010 compared to the same period for 2009, primarily due to reduced tank wash revenue due to the sale of our tank wash business.

Liquidity and Capital Resources

We believe that our liquidity, asset-light business model and streamlined operations will provide us with the flexibility and competitive positioning to take advantage of opportunities as the economy recovers and volumes in our industry rebound. Additionally, at June 30, 2010, we had $47.8 million of borrowing availability under the ABL Facility.

The following summarizes our cash flows for the six months ended June 30, 2010 and 2009 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Six months ended June 30,
	2010	2009
Net cash (used in) provided by operating activities	$(6,134)	$22,498
Net cash used in investing activities	(2,366)	(611)
Net cash provided by (used in) financing activities	5,759	(25,756)
Effect of exchange rate changes on cash	—	16

Net decrease in cash and cash equivalents	(2,741)	(3,853)
Cash and cash equivalents at beginning of period	5,633	6,787

Cash and cash equivalents at end of period	$2,892	$2,934

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our ABL Facility. Our primary cash needs consist of working capital, capital expenditures and debt service including our ABL Facility and our notes. We incur capital expenditures for the purpose of purchasing tractors and trailers to meet our strategic needs during the year, and maintaining and improving our infrastructure. Our extensive use of independent affiliates and independent owner-operators results in a highly variable cost structure with relatively minimal capital investment requirements. Based on our current trailer fleet, we believe we have the ability to capture any additional business volume with minimal capital expenditures. Due to our recent transition to a predominantly affiliate-based business model, we expect our capital expenditures to generally amount to approximately 1% of operating revenues annually. We have incurred $5.7 million in capital expenditures during the six months ended June 30, 2010, and we expect capital expenditures for 2010 to be approximately $9.0 million, although the actual amount of capital expenditures could differ materially because of operating needs, regulatory changes, covenants in our debt arrangements, other expenses, including interest expense, or other factors.

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

In the fourth quarter of 2010, $16.0 million of our 9% Notes mature in addition to our regular payment obligations on capital leases, other notes and other indebtedness. We expect cash from operations to be sufficient to fund payment of the maturing notes, redemption obligations under our 2013 Senior Notes, and our increased interest expense. In this regard, our working capital at June 30, 2010 was $16.2 million higher than our net working capital at December 31, 2009. The cash required to pay in 2010 on our higher rate 2013 Senior Notes and 2013 PIK Notes will be mitigated in part because interest equal to 2.75% payable on the 2013 PIK Notes is payable through the issuance of additional notes rather than cash. We expect to fund any cash needs for our operations during this period from borrowings under our ABL Facility.

As of June 30, 2010, we have accrued $11.3 million for environmental claims and $16.9 million for loss and damage claims and the timing of the cash payment for such claims fluctuates from quarter to quarter.

Net cash used in operating activities was $6.1 million for the six-month period ended June 30, 2010 compared to $22.5 million provided by operating activities in the comparable 2009 period. The $28.6 million decrease in cash provided by operating activities was primarily due to the increased sales and related accounts receivable in the 2010 period.

Net cash used in investing activities totaled $2.4 million for the six-month period ended June 30, 2010 compared to $0.6 million used in the comparable 2009 period. The $1.8 million change resulted from a decrease in property and equipment sales proceeds received in 2010.

Net cash provided by financing activities was $5.8 million during the six-month period ended June 30, 2010, compared to $25.8 million used in financing activities in the comparable 2009 period. In 2010, increased borrowings of $11.5 million under our ABL facility were used to pay a large insurance claim, issue a loan to a new independent affiliate, and to pay down debt and capital lease obligations. In 2009, cash was utilized to repay $10.5 million of borrowings under our ABL Facility, to pay down debt and capital lease obligations, and repurchase $1.0 million in principal amount of our 9% Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at June 30, 2010 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2010	Years 2011 & 2012	Years 2013 & 2014	Year 2015 and after
Operating leases (1)	$37,555	$7,956	$16,796	$6,580	$6,223
Total indebtedness (2)	324,541	17,528	6,004	299,878	1,131
Capital leases	14,157	2,164	9,116	2,877	—
Interest on indebtedness (3)	85,591	14,370	54,953	16,168	100

Total	$461,844	$42,018	$86,869	$325,503	$7,454

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Includes lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors will be partially offset by rental revenue from sub-leasing the tractors to independent owner-operators or independent affiliates.
(2)	Includes aggregate unamortized discount of $7.5 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of June 30, 2010 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of June 30, 2010 will remain in effect until maturity. As discussed below, the maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility.

Other Liabilities and Obligations

As of June 30, 2010, we have $11.3 million of environmental liabilities, $18.4 million of pension plan obligations and $16.9 million of accrued loss and damage claims. We expect to incur additional environmental costs in the future for environmental studies and remediation efforts that we will be required to undertake related to legacy sites related to our subsidiary, CLC. We believe the changes in our business activities as a result of the sale of the tank wash business will reduce our environmental compliance costs going forward. As of June 30, 2010, we had $36.0 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letter of credit as of June 30, 2010 for our insurance administrator was $29.7 million. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $6.3 million of outstanding letters of credit relates to various leasing obligations and to satisfy certain USEPA requirements. As of June 30, 2010, we have a reserve related to uncertain tax positions of $2.2 million which includes total unrecognized tax benefits and interest and penalties that may be paid in future periods.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Capital lease obligations	$14,157	$17,165
ABL Facility	79,500	68,000
Senior Floating Rate Notes, due 2012	501	501
9% Senior Subordinated Notes, due 2010	16,031	16,031
10% Senior Notes, due 2013	134,499	134,499
11.75% Senior Subordinated PIK Notes, due 2013	82,331	81,211
Other Notes	11,679	12,560

Long-term debt, including current maturities	338,698	329,967
Discount on Notes	(7,513)	(8,683)

	331,185	321,284
Less current maturities of long-term debt (including capital lease obligations)	(23,336)	(25,188)

Long-term debt, less current maturities	$307,849	$296,096

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

The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit, which are allocated pro rata between the two tranches based on the then-current borrowing base for each tranche (or, if the credit extensions under the fixed asset tranche are repaid and the commitments thereunder are terminated prior to the termination of the ABL Facility, to the current asset tranche), and up to $10.0 million for swingline borrowings on same-day notice, which are allocated under the current asset tranche. The proceeds of the ABL Facility were used, together with the proceeds from other indebtedness, to finance a portion of the Boasso acquisition. The ABL Facility contains a fixed charge coverage ratio of 1.0 to 1.0 which only needs to be met if borrowing availability is less than $20 million. At June 30, 2010, we had $47.8 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin for borrowings under the current asset tranche at June 30, 2010 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at June 30, 2010 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on the aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate for the ABL Facility is the higher of the prime rate and the federal funds overnight rate plus 0.50%. We are also required to pay a fee for utilized commitments under the ABL Facility at a rate equal to 0.25% per annum. The ABL Facility is required to be prepaid only to the extent that the aggregate amount of outstanding borrowings, unreimbursed letter of credit drawings and undrawn letters of credit under the relevant tranche exceed the lesser of the applicable commitments and the applicable borrowing base in effect at such time for such tranche. The borrowing base for the current asset tranche consists of eligible accounts receivable, eligible inventory and eligible truck and trailer fleet, and the borrowing base for the fixed asset tranche consists of eligible real property and certain eligible equipment. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at June 30, 2010 and 2009 was 2.6% and 2.4%, respectively.

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

9% Senior Subordinated Notes Due 2010

On September 30, 2003, we issued $125.0 million aggregate principal amount of our 9% Notes. During the fourth quarter of 2008 and the first quarter of 2009, we repurchased $25.2 million in principal amount of the 9% Notes. On October 15, 2009, we completed exchange and tender offers to exchange approximately $80.7 million of our 9% Notes for $80.7 million aggregate principal amount of our new 2013 PIK Notes and approximately 1.75 million warrants to purchase our common stock and retired an additional $2.9 million of our 9% Notes for $1.8 million in cash. Upon the completion of the exchange and tender offer, we also amended the 9% Notes to eliminate or waive substantially all of the restrictive covenants, to eliminate certain events of default, to modify covenants regarding mergers and consolidations and modify or eliminate certain other provisions contained in the indentures governing the 9% Notes. As of June 30, 2010, approximately $16.0 million total principal amount of the 9% Notes remained outstanding.

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

We incurred $5.5 million in debt issuance costs relating to the issuance of the 9% Notes. During 2008 and 2009, we wrote-off approximately $0.3 million in debt issuance costs relating to repurchases of 9% Notes. Additionally $0.5 million of unamortized debt issuance costs relating to the 9% Notes are included in debt issuance costs related to the 2013 PIK Notes following their exchange for the 9% Notes. We are amortizing the remaining less than $0.1 million of debt issuance costs over the remaining term of the 9% Notes.

Senior Floating Rate Notes Due 2012

On January 28, 2005, we issued $85.0 million aggregate principal amount of our 2012 Notes. On December 18, 2007, we issued a second series of 2012 Notes in the original principal amount of $50.0 million. On October 15, 2009, we completed exchange and tender offers to exchange approximately $134.5 million of 2012 Notes for $134.5 million of our 2013 Senior Notes. Upon the completion of the exchange offer, we amended the 2012 Notes to eliminate or waive substantially all of the restrictive covenants, to eliminate certain events of default, to modify covenants regarding mergers and consolidations and modify or eliminate certain other provisions contained in the indentures governing the 2012 Notes. As of June 30, 2010, approximately $0.5 million total principal amount of the 2012 Notes remained outstanding.

The 2012 Notes are the unsecured and unsubordinated obligations of QD LLC and QD Capital and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis, jointly and severally, by QDI and certain of its U.S. restricted subsidiaries. We may redeem all or any portion of the 2012 Notes upon not less than 30, nor more than 60, days’ notice at 100% of the principal amount plus accrued and unpaid interest if any, to the date of redemption. The 2012 Notes will mature on January 15, 2012. Interest on the 2012 Notes is payable quarterly in cash in arrears on each January 15, April 15, July 15 and October 15. The interest rate on the 2012 Notes at June 30, 2010 and 2009 was 4.8% and 5.6%, respectively.

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

Interest on the 2013 Senior Notes is payable at a rate of 10% per annum, semiannually on June 1 and December 1 of each year, commencing on June 1, 2010. The 2013 Senior Notes mature on June 1, 2013. On May 17, 2010, we satisfied our contractual obligation to exchange the 2013 Senior Notes sold in October 2009 for 2013 Senior Notes registered under the Securities Act.

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

Interest is payable on the 2013 PIK Notes at 11.75% per annum, payable 9% in cash and 2.75% in the form of additional 2013 PIK Notes, quarterly on February 1, May 1, August 1 and November 1 of each year, commencing on February 1, 2010. On May 17, 2010, we satisfied our contractual obligation to exchange the 2013 PIK Notes sold in October 2009 for 2013 PIK Notes registered under the Securities Act.

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

Collateral, Guarantees and Covenants

The ABL Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to (i) sell assets; (ii) incur additional indebtedness; (iii) prepay other indebtedness (including the 2013 Senior Notes, the 2012 Notes, the 2013 PIK Notes and the 9% Notes); (iv) repurchase or pay dividends on QDI’s common stock; (v) create liens on assets; (vi) make investments; (vii) make certain acquisitions; (viii) engage in mergers or consolidations; (ix) engage in certain transactions with independent affiliates; (x) amend certain charter documents and material agreements governing subordinated indebtedness, including the 2013 Senior Notes, the 2012 Notes, the 2013 PIK Notes and the 9% Notes; (xi) change the business conducted by us and our subsidiaries; and (xii) enter into agreements that restrict dividends from subsidiaries. The ABL Facility also contains certain customary events of default, which, if any of them occurs, may result in the principal, interest and any other monetary obligations under the ABL Facility becoming immediately payable.

The indentures governing our 2013 Senior Notes and our 2013 PIK Notes contain covenants that restrict, subject to certain exceptions, our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of QDI’s common stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their independent affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. The indentures also provide certain customary events of default, which, if any of them occurs, may result in the principal, interest and any other monetary obligations on the then outstanding 2013 Senior Notes and 2013 PIK Notes becoming payable immediately.

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

We were in compliance with the covenants under the ABL Facility, the 2013 Senior Notes and the 2013 PIK Notes at June 30, 2010.

Debt Retirement

The following is a schedule of our indebtedness at June 30, 2010 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2010	2011	2012	2013	2014 and after	Total
Capital lease obligations	$2,164	$4,312	$4,804	$2,298	$579	$14,157
ABL Facility	—	—	—	79,500	—	79,500
9% Senior Subordinated Notes, due 2010	16,031	—	—	—	—	16,031
Senior Floating Rate Notes, due 2012	—	—	501	—	—	501
10% Senior Notes, due 2013 (1)	—	—	—	134,499	—	134,499
11.75% Senior Subordinated PIK Notes, due 2013 (1)	—	—	—	82,331	—	82,331
Other Notes	1,497	2,848	2,656	2,601	2,077	11,679

Total	$19,692	$7,160	$7,961	$301,229	$2,656	$338,698

(1)	Amounts do not include the remaining aggregated unamortized original issue discount of $7.5 million.

The following is a schedule of our debt issuance costs (in thousands):

	December 31, 2009 Balance	Amortization Expense	June 30, 2010 Balance
ABL Facility	$4,284	$(624)	$3,660
9% Senior Subordinated Notes, due 2010	69	(40)	29
10% Senior Notes, due 2013	3,425	(503)	2,922
11.75% Senior Subordinated PIK Notes, due 2013	1,426	(186)	1,240

Total	$9,204	$(1,353)	$7,851

Amortization expense of deferred issuance costs was $1.4 million for the six months ending June 30, 2010 and 2009. We are amortizing these costs over the term of the debt instruments.

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

Apollo as our largest shareholder may have an interest in pursuing reorganizations, restructurings or other transactions involving us that, in their judgment, could enhance their equity investment even though those transactions might involve increasing our leverage or impairing our creditworthiness in order to decrease our leverage. While the restrictions in our ABL Facility cover a wide variety of arrangements that have traditionally been used to effect highly leveraged transactions, the ABL Facility and the indentures governing our 2013 Senior Notes and our 2013 PIK Notes may not afford the holders of our debt protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

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

•	potential disruption at U.S. ports of entry,

•	our substantial dependence on independent affiliates and independent owner-operators and our ability to attract and retain drivers,

•	the loss of one or more of our major customers or a material reduction in services we perform for such customers,

•	our ability to effectively manage terminal operations that are converted from company-operated to independent affiliate,

•	changes in the future, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry,

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the six months ended June 30, 2010, we did not hold derivative instruments or engage in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility and the 2012 Notes. With regard to the ABL Facility at QD LLC’s option, the applicable margin for borrowings under the current asset tranche at June 30, 2010 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at June 30, 2010 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate under the ABL Facility is equal to the higher of the prime rate and the federal funds overnight rate plus 0.50%. The base rate for our 2012 Notes is LIBOR plus 4.50%.

	Balance at June 30, 2010 ($ in 000s)	Interest Rate at June 30, 2010	Effect of 1% Increase ($ in 000s)
ABL Facility	$79,500	2.56%	$795
Senior Floating Rate Notes, due 2012	501	4.80%	5

Total	$80,001		800

At June 30, 2010, a 1% point increase in the current per annum interest rate for each would result in $0.8 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous 1% point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of June 30, 2010. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 5.6% of our consolidated revenue for the six months ended June 30, 2010 and 6.1% of our consolidated revenue for the six months ended June 30, 2009. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the six months ended June 30, 2010 were positively impacted by a $2.6 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first six months of 2010 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.2 million for the six months ended June 30, 2010, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at June 30 2010, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the six months ended June 30, 2010 and 2009, a majority of fuel costs were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

Other than reported in “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2009, “Note 19. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 12. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A — Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company.

We may be subject to the risks set forth below:

The trucking industry is subject to regulation, and changes in trucking regulations may increase costs.

As a motor carrier, we are subject to regulation by the FMCSA and the DOT, and by various federal, state, and provincial agencies. These regulatory authorities exercise broad powers governing various aspects such as operating authority, safety, hours of service, hazardous materials transportation, financial reporting and acquisitions. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment, product-handling requirements and drug testing of drivers. We recently underwent a compliance review by the FMCSA in which we retained our satisfactory DOT safety rating. We anticipate a follow-up review in the near future, including with respect to issues identified in the recent review, which could result in the imposition of corrective action with which we would be required to comply. Beginning November 30, 2010, the FMCSA, for the first time, will rate individual driver safety performance inclusive of all driver violations over 3-year time periods under new regulations known as the Comprehensive Safety Analysis 2010. CSA is an FMCSA initiative designed to provide motor carriers and drivers with attention from FMCSA and state partners about their potential safety problems with an ultimate goal of achieving a greater reduction in large truck and bus crashes, injuries, and fatalities. Prior to these regulations, only carriers were rated by the DOT and the rating only included out-of-service violations and ticketed offenses associated with out-of-service violations. Any downgrade in our DOT safety rating (as a result of these new regulations, any follow-up reviews or otherwise) could adversely affect our business.

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

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

ITEM 3 — Defaults Upon Senior Securities

None

ITEM 4 — [Removed and Reserved.]

ITEM 5 — Other Information

None

ITEM 6 — Exhibits

Exhibit No.	Description

3.1	Articles of Amendment to Articles of Incorporation of Quality Distribution, Inc., filed May 28, 2010. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on May 28, 2010.

10.1	Quality Distribution, Inc. 2003 Restricted Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on May 28, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

July 30, 2010	/S/ GARY R. ENZOR
GARY R. ENZOR,
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

July 30, 2010	/S/ STEPHEN R. ATTWOOD
STEPHEN R. ATTWOOD,
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)