Form 10-Q
period 2010-09-30
QUALITY DISTRIBUTION INC
filed 2010-11-09
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 1, 2010, the registrant had 21,457,930 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited - in 000’s, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Transportation	$132,676	$120,444	$381,066	$343,554
Other service revenue	28,178	26,793	79,557	80,241
Fuel surcharge	21,094	15,568	60,210	38,528

Total operating revenues	181,948	162,805	520,833	462,323

OPERATING EXPENSES:
Purchased transportation	127,506	102,393	361,481	273,269
Compensation	14,107	19,040	42,979	61,791
Fuel, supplies and maintenance	12,665	16,129	37,007	49,591
Depreciation and amortization	3,929	5,055	12,239	15,694
Selling and administrative	5,893	5,592	15,120	19,614
Insurance costs	3,810	3,081	11,687	11,076
Taxes and licenses	418	1,023	1,688	3,096
Communication and utilities	1,070	1,977	3,308	6,785
Loss on disposal of property and equipment	339	279	991	14
Impairment charge	—	—	—	148,630
Restructuring costs	2,374	340	4,589	2,105

Total operating expenses	172,111	154,909	491,089	591,665

Operating income (loss)	9,837	7,896	29,744	(129,342)
Interest expense	8,734	6,462	26,041	19,980
Interest income	(158)	(25)	(475)	(211)
Gain on extinguishment of debt	—	—	—	(675)
Other (income) expense	(2)	(8)	224	(284)

Income (loss) before income taxes	1,263	1,467	3,954	(148,152)
Provision for income taxes	842	41	679	36,951

Net income (loss)	$421	$1,426	$3,275	$(185,103)

PER SHARE DATA:
Net income (loss) per common share
Basic	$0.02	$0.07	$0.16	$(9.55)

Diluted	$0.02	$0.07	$0.15	$(9.55)

Weighted-average number of shares
Basic	20,833	19,458	20,200	19,373

Diluted	21,678	19,653	21,610	19,373

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In 000’s)

Unaudited

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,041	$5,633
Accounts receivable, net	88,488	69,625
Prepaid expenses	3,959	8,584
Deferred tax asset, net	5,648	5,506
Other	5,516	4,420

Total current assets	107,652	93,768
Property and equipment, net	118,490	127,329
Goodwill	27,023	27,023
Intangibles, net	17,290	18,467
Other assets	13,848	13,029

Total assets	$284,303	$279,616

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$18,914	$19,866
Current maturities of capital lease obligations	4,325	5,322
Accounts payable	8,670	6,182
Independent affiliates and independent owner-operators payable	13,906	9,734
Accrued expenses	23,440	21,378
Environmental liabilities	3,530	3,408
Accrued loss and damage claims	7,964	8,862

Total current liabilities	80,749	74,752
Long-term indebtedness, less current maturities	284,171	284,253
Capital lease obligations, less current maturities	8,818	11,843
Environmental liabilities	7,015	8,241
Accrued loss and damage claims	9,852	10,534
Other non-current liabilities	26,623	28,896

Total liabilities	417,228	418,519

Commitments and contingencies - Note 12
Redeemable noncontrolling interest	1,833	1,833
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 21,678 issued and 21,458 outstanding at September 30, 2010 and 20,297 issued and 20,077 outstanding at December 31, 2009, respectively	370,720	364,046
Treasury stock, 220 shares at September 30, 2010 and December 31, 2009	(1,593)	(1,580)
Accumulated deficit	(291,293)	(294,568)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(24,686)	(25,587)
Stock purchase warrants	1,683	6,696
Stock subscriptions receivable	—	(154)

Total shareholders’ deficit	(134,758)	(140,736)

Total liabilities, redeemable noncontrolling interest and shareholders’ deficit	$284,303	$279,616

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Nine Months Ended September 30, 2010 and 2009

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Stock Subscription Receivables	Total Shareholders’ Deficit
Balance, December 31, 2008	19,754	(205)	$362,945	$(1,580)	$(114,034)	$(189,589)	$(26,488)	$—	$(234)	$31,020
Net loss	—	—	—	—	(185,103)	—	—	—	—	(185,103)
Issuance of restricted stock	103	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	147	—	—	—	—	—	—	147
Amortization of stock options	—	—	273	—	—	—	—	—	—	273
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	936	—	—	936
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(98)	—	—	(98)

Balance, September 30, 2009	19,857	(205)	$363,365	$(1,580)	$(299,137)	$(189,589)	$(25,650)	—	$(234)	$(152,825)

Balance, December 31, 2009	20,297	(220)	$364,046	$(1,580)	$(294,568)	$(189,589)	$(25,587)	$6,696	$(154)	$(140,736)
Net income	—	—	—	—	3,275	—	—	—	—	3,275
Issuance of restricted stock	69	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	695	—	—	—	—	—	—	695
Amortization of stock options	—	—	1,010	—	—	—	—	—	—	1,010
Stock warrant exercises	1,311	—	5,013	—	—	—	—	(5,013)	—	—
Stock option exercises	1	—	3	—	—	—	—	—	—	3
Forgiveness of stock subscriptions receivable	—	—	—	—	—	—	—	—	21	21
Satisfaction of stock subscriptions receivable	—	—	(47)	(13)	—	—	—	—	60	—
Other stock transactions	—	—	—	—	—	—	—	—	73	73
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	970	—	—	970
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(69)	—	—	(69)

Balance, September 30, 2010	21,678	(220)	$370,720	$(1,593)	$(291,293)	$(189,589)	$(24,686)	$1,683	$—	$(134,758)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - In 000’s)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,275	$(185,103)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax benefit	—	(5,138)
Depreciation and amortization	12,239	15,694
Bad debt (recoveries) expense	(222)	1,811
Loss on disposal of property and equipment	991	14
Impairment charge	—	148,630
PIK interest on Senior Subordinated Notes	1,686	—
Gain on extinguishment of long-term debt	—	(675)
Financing costs	171	—
Stock-based compensation	1,705	420
Amortization of deferred financing costs	2,052	2,126
Amortization of bond discount	1,755	825
Redeemable noncontrolling interest dividends	109	109
Provision for deferred tax asset valuation allowance	—	42,482
Changes in assets and liabilities:
Accounts and other receivables	(18,641)	(1,092)
Prepaid expenses	5,582	6,633
Other assets	(3,834)	2,071
Accounts payable	1,572	222
Accrued expenses	1,545	(2,420)
Environmental liabilities	(1,103)	403
Accrued loss and damage claims	(1,580)	(1,294)
Independent affiliates and independent owner-operators payable	4,172	3,403
Other liabilities	(714)	146
Current income taxes	598	(54)

Net cash provided by operating activities	11,358	29,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,144)	(7,125)
Proceeds from sales of property and equipment	5,543	6,495

Net cash used in investing activities	(2,601)	(630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(3,390)	(6,928)
Principal payments on capital lease obligations	(4,073)	(6,153)
Proceeds from revolver	43,300	28,600
Payments on revolver	(46,100)	(40,600)
Payments on acquisition notes	(729)	(711)
Financing costs	(171)	—
Change in book overdraft	917	(6,673)
Redeemable noncontrolling interest dividends	(109)	(109)
Proceeds from exercise of stock options	3	—

Net cash used in financing activities	(10,352)	(32,574)

Effect of exchange rate changes on cash	3	35

Net decrease in cash and cash equivalents	(1,592)	(3,956)
Cash and cash equivalents, beginning of period	5,633	6,787

Cash and cash equivalents, end of period	$4,041	$2,831

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$18,542	$15,867

Income taxes	353	392

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

We operate the largest chemical bulk tank truck network in North America through our wholly owned subsidiary, QCI, and are the largest North American provider of intermodal tank container and depot services through our wholly owned subsidiary, Boasso. We conduct a significant portion of (approximately 95%) our business through a network of independent affiliates and independent owner-operators. Independent affiliates are independent companies which enter into various term contracts with the Company to haul chemicals and other materials. Independent affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. The vast majority of our independent affiliates lease trailers from us. Independent owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with independent owner-operators may be terminated by either party on short notice. We lease tractors and trailers to independent affiliates and third parties as needed. In exchange for the services rendered, independent affiliates and independent owner-operators are normally paid a percentage of the revenues collected on each load hauled.

Our accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of consolidated financial position, results of operations and cash flows have been included. The consolidated balance sheet data for the year ended December 31, 2009, was derived from audited financial statements, but does not include all the disclosures required by GAAP. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2009, including the consolidated financial statements and accompanying notes.

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any period in the future.

New Accounting Pronouncements

In June 2009, the FASB issued new guidance which revises and updates previously issued guidance related to variable interest entities. The new guidance eliminates the exceptions to consolidating qualifying special-purpose entities that were included in the prior guidance. The new guidance contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The new guidance became effective for our fiscal year beginning January 1, 2010. The Company has concluded that a vast majority of its relationships with independent affiliates do not represent variable interests and that the Company is not in a position to direct the significant economic activities of any of its independent affiliates.

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

Acquisition and Dispositions

During 2009 and the first nine months of 2010, we did not complete any acquisitions or dispositions of businesses or independent affiliates except as described below.

On October 10, 2009, we sold substantially all of the operating assets of our tank wash subsidiary, Quala Systems, Inc, (“QSI”), for $13.0 million, of which $10.0 million was paid in cash and the remaining $3.0 million in a subordinated note. The subordinated note is a five year non-amortizing note which matures on December 31, 2014. The principal is payable in a lump sum at maturity. Interest is payable quarterly at 7% per annum commencing December 31, 2009. In connection with the sale, QSI entered into various agreements with the purchaser, which is not affiliated with us, including long-term leases of real estate used in the tank wash business and various operating agreements. The assets sold had a net book value of $4.9 million, which included $4.3 million of equipment, $0.4 million of inventory, and $0.2 million of intangible assets. The sold QSI business generated approximately $19.5 million of revenue in 2009 from tank wash and related operations. Following the sale of the QSI business, we have purchased tank wash services (which were previously provided by QSI) from the acquirer of QSI’s tank wash assets and we expect to continue to do so in the future. Since we expect these continuing cash outflows to be significant, the sold QSI business did not qualify as a discontinued operation under FASB guidance. Therefore, we recorded a pre-tax gain of $7.1 million in the fourth quarter of 2009 as part of our operating income.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the characteristics of our involvement; or the obligation or likelihood for us to provide financial support. Significant judgments or estimates related to these determinations include review of contract arrangements, capitalization, and day-to-day operations.

At September 30, 2010, we hold a variable interest in one VIE for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contract with the VIE, the operating structure of the VIE and our role with the VIE that we do not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance. Therefore, we are not required to consolidate the operations of this VIE.

The one VIE at September 30, 2010 is an independent affiliate that is directly engaged with the management of three trucking terminals. We are involved with this VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loan receivable from this VIE, which was approximately $2.7 million at September 30, 2010.

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

Fair Value Measurements on a Nonrecurring Basis

Long-term indebtedness

The fair values of our long-term indebtedness were based on level 2 quoted market prices. As of September 30, 2010, the carrying values and fair values are as follows (in thousands):

	Carrying Value	Fair Value
9% Senior Subordinated Notes (“9% Notes”)	$16,031	$16,031
Senior Floating Rate Notes (“2012 Notes”)	501	407
10% Senior Notes (“2013 Senior Notes”)	134,499	135,172
11.75% Senior Subordinated PIK Notes (“2013 PIK Notes”)	82,897	81,239

	$233,928	$232,849

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

As of September 30, 2010 and December 31, 2009, the goodwill balance was $27.0 million, all of which relates to our container services segment.

Intangible Assets

Intangible assets at September 30, 2010 are as follows (in thousands):

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename (1)	$7,400	$—	$7,400	Indefinite
Customer relationships	11,900	(2,727)	9,173	12
Non-compete agreements	2,593	(1,876)	717	3 – 5

	$21,893	$(4,603)	$17,290

(1)	The gross value includes an impairment of $2.4 million related to our container services segment recorded during the quarter ended June 30, 2009.

Amortization expense for the nine months ended September 30, 2010 and 2009 was $1.2 million. Estimated amortization expense for intangible assets is as follows (in thousands):

2010 remaining	$366
2011	1,369
2012	1,205
2013	996
2014 and after	5,954

5. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$421	$1,426	$3,275	$(185,103)
Other comprehensive income (loss):
Amortization of prior service costs	323	312	970	936
Foreign currency translation adjustments	(65)	(103)	(69)	(98)

Comprehensive income (loss)	$679	$1,635	$4,176	$(184,265)

6. Income (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations is as follows (in thousands, except per share amounts):

	Three months ended
	September 30, 2010			September 30, 2009
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:
Net income	$421	20,833	$0.02	$1,426	19,458	$0.07

Effect of dilutive securities:
Stock options		197			—
Unvested restricted stock		205			195
Stock warrants outstanding		443			—

Diluted income available to common shareholders:
Net income	$421	21,678	$0.02	$1,426	19,653	$0.07

	Nine months ended
	September 30, 2010			September 30, 2009
	Net income (numerator)	Shares (denominator)	Per-share amount	Net loss (numerator)	Shares (denominator)	Per-share amount
Basic income (loss) available to common shareholders:
Net income (loss)	$3,275	20,200	$0.16	$(185,103)	19,373	$(9.55)

Effect of dilutive securities:
Stock options		176			—
Unvested restricted stock		172			—
Stock warrants outstanding		1,062			—

Diluted income (loss) available to common shareholders:
Net income (loss)	$3,275	21,610	$0.15	$(185,103)	19,373	$(9.55)

There is no effect of our stock options, unvested restricted stock and stock warrants in the computation of diluted earnings per share for the nine months ended September 30, 2009 due to a net loss in the period.

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock options	2,159	1,687	2,180	1,687
Unvested restricted stock	419	—	451	195

7. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares, and stock units may be granted to employees, non-employee directors, consultants and advisors. As of September 30, 2010, we had two active stock-based compensation plans.

We recognize expense for stock-based compensation based upon estimated grant date fair value. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the awards’ vesting term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within “Compensation” on the Consolidated Statements of Operations. None of the stock-based compensation was capitalized during the nine months ended September 30, 2010.

The fair value of options granted during the first nine months of 2010 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2010, expected stock price volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted-average assumptions:

	2010	2009
Risk free rate	1.95%	1.57%
Expected life	5 years	5 years
Volatility	77.5%	78.7%
Expected dividend	nil	nil

The following options and restricted shares were issued during the three months ended:

	Options Issued	Restricted Shares Issued
March 31, 2010	—	68,621
June 30, 2010	85,000	—
September 30, 2010	160,000	—

The following table summarizes stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock options	$396	$68	$1,010	$274
Restricted stock	232	40	695	146

	$628	$108	$1,705	$420

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of September 30, 2010 (in thousands):

		Remaining years
Stock options	$3,131	4
Restricted stock	1,731	3

	$4,862

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. Options for 1,250 shares were exercised during the nine months ended September 30, 2010.

8. Employee Benefit Plans

Noncontributory defined benefit plans

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

We use a December 31 measurement date for both of our defined benefit and pension plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$51	$51	$152	$152
Interest cost	644	688	1,931	2,064
Amortization of prior service cost	23	23	70	70
Amortization of loss	300	288	900	865
Expected return on plan assets	(540)	(509)	(1,620)	(1,528)

Net periodic pension cost	$478	$541	$1,433	$1,623

We contributed $2.1 million in aggregate to our pension plans during the nine months ended September 30, 2010. We expect to contribute an additional $0.5 million during the remainder of 2010.

Multi-employer pension plans

At September 30, 2010, we contributed to six separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 4% of our total workforce including our affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

In conjunction with our restructuring efforts, during the quarter ended September 30, 2010, we notified the trustees of three of these plans of our intention to withdraw from the plans. Our withdrawal notifications are expected to result in an aggregate withdrawal liability of approximately $2.0 million and we recorded a restructuring charge for this full amount in the third quarter of fiscal 2010. Approximately $0.2 million of the total estimated liability is expected to be paid within one year of the effective date of our withdrawal from the plans with the remaining $1.8 million expected to be paid over the twelve years following the effective date of our withdrawal from the plans.

We do not currently intend to withdraw from the remaining three multi-employer pension plans or take any actions that would subject us to payment of contingent obligations. Based on information provided to us from the trustees of these plans, we estimate that our portion of the contingent liability in the case of a full withdrawal or termination from these remaining plans is estimated to be in the range of $54 million to $60 million of which the largest component relates to the Central States Southeast and Southwest Areas Pension Plan, which is estimated to be in the range of $50 million to $56 million.

During the nine months ended September 30, 2010 and 2009, we charged to operations payments to multi-employer pension plans required by collective bargaining agreements of $2.0 million in both periods.

9. Restructuring

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We have made estimates of the costs to be incurred as part of our restructuring plan. During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of non-driver positions and the consolidation, closure or affiliation of underperforming company terminals. In 2008, we recorded restructuring charges of $5.3 million. We continued our plan of restructure throughout 2009 which resulted in charges of $3.5 million. Our restructuring plan continued in 2010 and resulted in charges of $4.6 million for the nine-month period ended September 30, 2010, of which $2.0 million relates to our estimated withdrawal liability from three multi-employer pension plans. The majority of the restructuring charges related to our trucking segment which consisted of employee termination benefits and other related exit activities, and included the termination of approximately 380 non-driver positions. We expect to conclude our restructuring plan in 2010 and to take additional related charges during the remainder of the year.

In the nine months ended September 30, 2010, we had the following activity in our restructuring accruals:

	Balance at December 31, 2009	Additions	Payments	Reductions	Balance at September 30, 2010
Restructuring costs	$1,063	$4,589	$(2,627)	$—	$3,025

10. Segment Reporting

Reportable Segments

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Trucking, which consists of truckload transportation of bulk chemicals and other materials, and

•	Container Services, specifically intermodal tank container transportation and depot services.

Segment revenues and operating income include the allocation of fuel surcharge to the trucking and container services segments. The operating income reported in our segments excludes amounts reported in Other operating income, such as gains and losses on disposal of property and equipment, restructuring costs, impairment charge, and corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. Included in Other revenue are revenues from our equipment rental, our tank wash services for periods we operated our tank wash business and other value-added services. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment data and reconciliation to income (loss) before income taxes follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating revenues:
Trucking	$137,043	$123,053	$393,306	$347,671
Container Services	27,052	20,248	76,485	58,027
Other revenue	17,853	19,504	51,042	56,625

Total	181,948	162,805	520,833	462,323

Operating income (loss):
Trucking	10,900	9,803	32,611	25,492
Container Services	4,906	2,754	13,108	8,044
Other operating income	673	1,013	1,844	3,565

Total segment operating income	16,479	13,570	47,563	37,101
Depreciation and amortization expense	3,929	5,055	12,239	15,694
Impairment charge (1)	—	—	—	148,630
Other expense	2,713	619	5,580	2,119

Total	9,837	7,896	29,744	(129,342)

Interest expense	8,734	6,462	26,041	19,980
Interest income	(158)	(25)	(475)	(211)
Other (income) expense	(2)	(8)	224	(959)

Income (loss) before income taxes	$1,263	$1,467	$3,954	$(148,152)

(1)	The nine months ended September 30, 2009, include an impairment charge of $144.3 million related to our trucking segment and an impairment charge of $4.3 million related to our container services segment.

Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three months ended September 30, 2010
	U. S.	International	Consolidated
Total operating revenues	$172,268	$9,680	$181,948
Operating income	8,467	1,370	9,837

	Three months ended September 30, 2009
	U. S.	International	Consolidated
Total operating revenues	$152,301	$10,504	$162,805
Operating income	7,060	836	7,896

	As of September 30, 2010
Long-term identifiable assets (1)	$111,112	$7,378	$118,490

	Nine months ended September 30, 2010
	U. S.	International	Consolidated
Total operating revenues	$492,120	$28,713	$520,833
Operating income	26,209	3,535	29,744

	Nine months ended September 30, 2009
	U. S.	International	Consolidated
Total operating revenues	$433,592	$28,731	$462,323
Operating (loss) income	(132,284)	2,942	(129,342)

	As of December 31, 2009
Long-term identifiable assets (1)	$119,340	$7,989	$127,329

(1)	Includes property and equipment.

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

For the three months ended September 30, 2010, there was no material net change to our gross unrecognized tax benefits. Our total gross unrecognized tax benefit at September 30, 2010 was $1.6 million.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.7 million (net of federal tax benefit) accrued for interest and $0.3 million accrued for penalties at December 31, 2009. The total amount accrued for interest and penalties at September 30, 2010 was $0.8 million.

We are subject to the income tax jurisdictions of the U.S., Canada, and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2006, to international examinations for years before 2005 and, with few exceptions, to state examinations before 2005.

The effective tax rates for the three months ended September 30, 2010 and 2009 were approximately 66.7% and 2.8%, respectively. The effective tax rates for the nine months ended September 30, 2010 and 2009 were approximately 17.2% and (24.9%) respectively. The difference in the effective tax rate for the three months and nine months ended September 30, 2010 differs from the previous periods due to the tax expense adjustments related to an impairment charge recorded during the second quarter of 2009 of deductible and non-deductible goodwill, as well as the recording of a 100% valuation allowance against the net deferred tax assets.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be adversely affected by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of September 30, 2010 and December 31, 2009, we had reserves in the amount of $10.5 million and $11.6 million, respectively, for all environmental matters of which the more significant are discussed below.

The balances presented include both long term and current environmental reserves. We expect the estimated environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified in our Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 24 sites. At 17 of the 24 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 2 of the 17 sites, we will be participating in the initial studies to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 3 of the 17 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated future expenditures for these multi-party environmental matters over the next five years to be in the range of $2.1 million to $3.8 million.

At 7 of the 24 sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Four of these projects relate to operations conducted by our subsidiary, Chemical Leaman Corporation (“CLC”), and its subsidiaries prior to our acquisition of CLC in 1998. These four sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; and (4) Scary Creek, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Remediation Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures over the next five years for these seven properties to be in the range of $8.4 million to $16.7 million.

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

The groundwater treatment remedy negotiated with USEPA calls for a treatment facility for in-place treatment of groundwater contamination and a local discharge. Treatment facility construction was completed in early 2007. After various start-up issues, the treatment facility began initial operations in June 2010. The plant experienced issues with the treatment of vapor phase emissions and operation was suspended in July 2010. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is continuing. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in September 2009 for the limited areas that show contamination and warrant additional investigation or work. We are in negotiations with USEPA to enter a consent order to perform the remediation work. We have estimated expenditures over the next five years to be in the range of $5.8 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP and USEPA in October 1995 obligating it to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a treatment facility with local discharge for groundwater treatment in the fourth quarter of 2007. Plant start-up issues have been resolved and the treatment facility began operations in June 2010. The plant experienced issues with the liquid phase carbon treatment process and the operation was suspended in August 2010. The agencies approved a contaminated soils remedy, which required both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction. The remedy expanded to include off-site shipment of contaminated soils. Soil treatment was completed in September 2007. Site sampling has been conducted and the results indicate that the soil clean-up objectives have not been fully achieved. Negotiations are on-going with USEPA over further remedial actions that may be needed at the site. We have estimated expenditures over the next five years to be in the range of $1.0 million to $3.4 million.

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

We have estimated aggregate future expenditures for Scary Creek, Tonawanda and ISRA to be in the range of $1.6 million to $4.8 million.

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital (which has no assets or operations), non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at September 30, 2010 and December 31, 2009 and condensed consolidating statements of operations for the three and nine- month periods ended September 30, 2010 and September 30, 2009 and the condensed consolidating statements of cash flows for each of the nine-month periods ended September 30, 2010 and 2009.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Consolidating Statements of Operations

Three Months Ended September 30, 2010

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$132,676	$—	$—	$132,676
Other service revenue	—	—	28,038	140	—	28,178
Fuel surcharge	—	—	21,094	—	—	21,094

Total operating revenues	—	—	181,808	140	—	181,948
Operating expenses:
Purchased transportation	—	—	127,506	—	—	127,506
Compensation	—	—	14,107	—	—	14,107
Fuel, supplies and maintenance	—	—	12,664	1	—	12,665
Depreciation and amortization	—	—	3,929	—	—	3,929
Selling and administrative	73	53	5,753	14	—	5,893
Insurance costs	—	—	3,805	5	—	3,810
Taxes and licenses	—	—	418	—	—	418
Communication and utilities	—	—	1,070	—	—	1,070
Loss on disposal of property and equipment	—	—	339	—	—	339
Restructuring costs	—	—	2,374	—	—	2,374

Operating (loss) income	(73)	(53)	9,843	120	—	9,837
Interest expense (income), non-related party, net	—	8,259	335	(18)	—	8,576
Interest expense (income), related party, net	37	(8,259)	8,340	(118)	—	—
Other expense	—	78	(8)	(72)	—	(2)

(Loss) income before income taxes	(110)	(131)	1,176	328	—	1,263
Provision for income taxes	—	—	698	144	—	842
Equity in earnings of subsidiaries	531	662	—	—	(1,193)	—

Net income	$421	$531	$478	$184	$(1,193)	$421

Consolidating Statements of Operations

Three Months Ended September 30, 2009

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$120,444	$—	$—	$120,444
Other service revenue	—	—	26,741	52	—	26,793
Fuel surcharge	—	—	15,568	—	—	15,568

Total operating revenues	—	—	162,753	52	—	162,805

Operating expenses:
Purchased transportation	—	—	102,393	—	—	102,393
Compensation	—	—	19,040	—	—	19,040
Fuel, supplies and maintenance	—	—	16,129	—	—	16,129
Depreciation and amortization	—	—	5,055	—	—	5,055
Selling and administrative	—	176	5,411	5	—	5,592
Insurance costs	—	—	3,076	5	—	3,081
Taxes and licenses	—	—	1,023	—	—	1,023
Communication and utilities	—	—	1,977	—	—	1,977
Loss on disposal of property and equipment	—	—	279	—	—	279
Restructuring costs	—	—	340	—	—	340

Operating (loss) income	—	(176)	8,030	42	—	7,896

Interest expense (income), non-related party, net	—	5,836	613	(12)	—	6,437
Interest (income) expense, related party, net	—	(5,836)	5,945	(109)	—	—
Other (income) expense	(3)	—	(22)	17	—	(8)

Income (loss) before income taxes	3	(176)	1,494	146	—	1,467
Provision for income taxes	—	—	15	26	—	41
Equity in earnings of subsidiaries	1,423	1,599	—	—	(3,022)	—

Net income (loss)	$1,426	$1,423	$1,479	$120	$(3,022)	$1,426

Consolidating Statements of Operations

Nine Months Ended September 30, 2010

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$381,066	$—	$—	$381,066
Other service revenue	—	—	79,109	448	—	79,557
Fuel surcharge	—	—	60,210	—	—	60,210

Total operating revenues	—	—	520,385	448	—	520,833

Operating expenses:
Purchased transportation	—	—	361,481	—	—	361,481
Compensation	—	—	42,979	—	—	42,979
Fuel, supplies and maintenance	—	—	37,006	1	—	37,007
Depreciation and amortization	—	—	12,239	—	—	12,239
Selling and administrative	73	147	14,823	77		15,120
Insurance costs	—	—	11,672	15	—	11,687
Taxes and licenses	—	—	1,688	—	—	1,688
Communication and utilities	—	—	3,308	—	—	3,308
Loss on disposal of property and equipment	—	—	991	—	—	991
Impairment charge	—	—	—	—	—	—
Restructuring costs	—	—	4,589	—	—	4,589

Operating (loss) income	(73)	(147)	29,609	355	—	29,744
Interest expense (income), non-related party, net	—	24,475	1,138	(47)	—	25,566

Interest expense (income), related party, net	37	(24,475)	24,760	(322)	—	—
Other expense	—	172	111	(59)	—	224

(Loss) income before income taxes	(110)	(319)	3,600	783	—	3,954
Provision for (benefit from) income taxes	—	—	1,193	(514)	—	679
Equity in earnings of subsidiaries	3,385	3,704	—	—	(7,089)	—

Net income	$3,275	$3,385	$2,407	$1,297	$(7,089)	$3,275

Consolidating Statements of Operations

Nine Months Ended September 30, 2009

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$343,554	$—	$—	$343,554
Other service revenue	—	—	80,090	151	—	80,241
Fuel surcharge	—	—	38,528	—	—	38,528

Total operating revenues	—	—	462,172	151	—	462,323

Operating expenses:
Purchased transportation	—	—	273,269	—	—	273,269
Compensation	—	—	61,791	—	—	61,791
Fuel, supplies and maintenance	—	—	49,591	—	—	49,591
Depreciation and amortization	—	—	15,694	—	—	15,694
Selling and administrative	—	208	19,386	20		19,614
Insurance costs	—	—	11,061	15	—	11,076
Taxes and licenses	—	—	3,096	—	—	3,096
Communication and utilities	—	—	6,785	—	—	6,785
Loss on disposal of property and equipment	—	—	14	—	—	14
Impairment charge	—	—	148,630	—	—	148,630
Restructuring costs	—	—	2,105	—	—	2,105

Operating (loss) income	—	(208)	(129,250)	116	—	(129,342)
Interest expense (income), non-related party, net	—	17,926	1,879	(36)	—	19,769
Interest (income) expense, related party, net	—	(17,926)	18,241	(315)	—	—
Gain on extinguishment of debt	—	(675)	—	—	—	(675)
Other (income) expense	(3)	—	(286)	5	—	(284)

Income (loss) before income taxes	3	467	(149,084)	462	—	(148,152)

Provision for income taxes	—	—	36,831	120	—	36,951
Equity in loss of subsidiaries	(185,106)	(185,573)	—	—	370,679	—

Net (loss) income	$(185,103)	$(185,106)	$(185,915)	$342	$370,679	$(185,103)

Consolidating Balance Sheet

September 30, 2010

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$1,592	$2,449	$—	$4,041
Accounts receivable, net	—	—	88,381	107	—	88,488
Prepaid expenses	—	21	3,938	—	—	3,959
Deferred tax asset, net	—	—	5,648	—	—	5,648
Other	614	—	4,889	13	—	5,516

Total current assets	614	21	104,448	2,569	—	107,652
Property and equipment, net	—	—	118,490	—	—	118,490
Goodwill	—	—	27,023	—	—	27,023
Intangibles, net	—	—	17,290	—	—	17,290
Investment in subsidiaries	(144,556)	457,692	21,046	—	(334,182)	—
Other assets	—	7,152	6,696	—	—	13,848

Total assets	$(143,942)	$464,865	$294,993	$2,569	$(334,182)	$284,303

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	16,031	$2,883	$—	$—	$18,914
Current maturities of capital lease obligations	—	—	4,325	—	—	4,325
Accounts payable	—	—	8,670	—	—	8,670
Intercompany	(8,909)	310,857	(274,928)	(5,974)	(21,046)	—
Independent affiliates and independent owner-operators payable	—	—	13,906	—	—	13,906
Accrued expenses	732	6,365	16,327	16	—	23,440
Environmental liabilities	—	—	3,530	—	—	3,530
Accrued loss and damage claims	—	—	7,964	—	—	7,964

Total current liabilities	(8,177)	333,253	(217,323)	(5,958)	(21,046)	80,749
Long-term indebtedness, less current maturities	—	276,168	8,003	—	—	284,171
Capital lease obligations, less current maturities	—	—	8,818	—	—	8,818
Environmental liabilities	—	—	7,015	—	—	7,015
Accrued loss and damage claims	—	—	9,852	—	—	9,852
Other non-current liabilities	(1,007)	—	27,410	220	—	26,623

Total liabilities	(9,184)	609,421	(156,225)	(5,738)	(21,046)	417,228
Redeemable noncontrolling interest	—	—	1,833	—	—	1,833
Shareholders’ equity (deficit):
Common Stock	370,720	354,963	490,761	6,933	(852,657)	370,720
Treasury stock	(1,593)	—	—	—	—	(1,593)
Accumulated (deficit) retained earnings	(291,293)	(287,399)	(18,204)	2,471	303,132	(291,293)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(24,686)	(24,214)	(23,172)	(1,042)	48,428	(24,686)
Stock purchase warrants	1,683	1,683	—	—	(1,683)	1,683

Total shareholders’ (deficit) equity	(134,758)	(144,556)	449,385	8,307	(313,136)	(134,758)

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$(143,942)	$464,865	$294,993	$2,569	$(334,182)	$284,303

Consolidating Balance Sheet

December 31, 2009

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3,531	$2,102	$—	$5,633
Accounts receivable, net	52	—	69,477	96	—	69,625
Prepaid expenses	—	96	8,473	15	—	8,584
Deferred tax asset, net	—	—	5,506	—	—	5,506
Other	(104)	—	4,460	64	—	4,420

Total current assets	(52)	96	91,447	2,277	—	93,768
Property and equipment, net	—	—	127,329	—	—	127,329
Goodwill	—	—	27,023	—	—	27,023
Intangibles, net	—	—	18,467	—	—	18,467
Investment in subsidiaries	(143,830)	456,186	21,229	—	(333,585)	—
Other assets	—	9,204	3,825	—	—	13,029

Total assets	$(143,882)	$465,486	$289,320	$2,277	$(333,585)	$279,616

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	$16,031	$3,835	$—	$—	$19,866
Current maturities of capital lease obligations	—	—	5,322	—	—	5,322
Accounts payable	—	—	6,182	—	—	6,182
Intercompany	(2,139)	312,705	(283,664)	(5,673)	(21,229)	—
Independent affiliates and independent owner-operators payable	—	—	9,734	—	—	9,734
Accrued expenses	—	5,053	16,313	12	—	21,378
Environmental liabilities	—	—	3,408	—	—	3,408
Accrued loss and damage claims	—	—	8,862	—	—	8,862

Total current liabilities	(2,139)	333,789	(230,008)	(5,661)	(21,229)	74,752
Long-term indebtedness, less current maturities	—	275,527	8,726	—	—	284,253
Capital lease obligations, less current maturities	—	—	11,843	—	—	11,843
Environmental liabilities	—	—	8,241	—	—	8,241
Accrued loss and damage claims	—	—	10,534	—	—	10,534
Other non-current liabilities	(1,007)	—	29,044	859	—	28,896

Total liabilities	(3,146)	609,316	(161,620)	(4,802)	(21,229)	418,519
Redeemable noncontrolling interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders’ (deficit) equity:
Common Stock	364,046	354,963	493,861	6,933	(855,757)	364,046
Treasury stock	(1,580)	—	—	—	—	(1,580)
Accumulated (deficit) retained earnings	(294,568)	(290,784)	(20,611)	1,174	310,221	(294,568)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(25,587)	(25,116)	(24,143)	(973)	50,232	(25,587)
Stock purchase warrants	6,696	6,696	—	—	(6,696)	6,696
Stock subscriptions receivable	(154)	—	—	—	—	(154)

Total shareholders’ (deficit) equity	(140,736)	(143,830)	449,107	7,079	(312,356)	(140,736)

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$(143,882)	$465,486	$289,320	$2,277	$(333,585)	$279,616

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2010

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$3,275	$3,385	$2,407	$1,297	$(7,089)	3,275
Adjustments for non-cash charges	(1,607)	(22,406)	37,732	(322)	7,089	20,486
Net changes in assets and liabilities	66	3,439	(16,899)	991	—	(12,403)
Intercompany activity	(1,734)	15,582	(12,229)	(1,619)	—	—

Net cash provided by operating activities	—	—	11,011	347	—	11,358

Cash flows from investing activities:
Capital expenditures	—	—	(8,144)	—	—	(8,144)
Proceeds from sales of property and equipment	—	—	5,543	—	—	5,543

Net cash used in investing activities	—	—	(2,601)	—	—	(2,601)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(7,463)	—	—	(7,463)
Proceeds from revolver	—	43,300	—	—	—	43,300
Payments on revolver	—	(46,100)	—	—	—	(46,100)
Other	3	(280)	188	—	—	(89)
Intercompany activity	(3)	3,080	(3,077)	—	—	—

Net cash used in financing activities	—	—	(10,352)	—	—	(10,352)
Effect of exchange rate changes on cash	—	—	3	—	—	3

Net (decrease) increase in cash and cash equivalents	—	—	(1,939)	347	—	(1,592)
Cash and cash equivalents, beginning of period	—	—	3,531	2,102	—	5,633

Cash and cash equivalents, end of period	$—	$—	$1,592	$2,449	$—	$4,041

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2009

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(185,103)	$(185,106)	$(185,915)	$342	$370,679	$(185,103)
Adjustments for non-cash charges	185,106	170,032	222,154	(315)	(370,679)	206,298
Net changes in assets and liabilities	(1,034)	2,734	6,026	292	—	8,018
Intercompany activity	1,031	12,340	(13,247)	(124)	—	—

Net cash provided by operating activities	—	—	29,018	195	—	29,213

Cash flows from investing activities:
Capital expenditures	—	—	(7,125)	—	—	(7,125)
Proceeds from sales of property and equipment	—	—	6,495	—	—	6,495

Net cash used in investing activities	—	—	(630)	—	—	(630)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments on long-term debt and capital lease obligations	—	(2,825)	(10,256)	—	—	(13,081)
Proceeds from revolver	—	28,600	—	—	—	28,600
Payments on revolver	—	(40,600)	—	—	—	(40,600)
Other	—	(109)	(7,384)	—	—	(7,493)
Intercompany activity	—	14,934	(14,934)	—	—	—

Net cash used in financing activities	—	—	(32,574)	—	—	(32,574)

Effect of exchange rate changes on cash	—	—	35	—	—	35

Net (decrease) increase in cash and cash equivalents	—	—	(4,151)	195	—	(3,956)
Cash and cash equivalents, beginning of period	—	—	4,725	2,062	—	6,787

Cash and cash equivalents, end of period	$—	$—	$574	$2,257	$—	$2,831

14. Subsequent Events

Subsequent events have been evaluated and disclosed herein relating to events that have occurred from September 30, 2010 through the filing date of this Quarterly Report on Form 10-Q, November 9, 2010.

On November 3, 2010, our wholly owned subsidiaries, Quality Distribution, LLC and QD Capital Corporation, completed an offering of $225.0 million in aggregate principal amount of 9.875% Second-Priority Senior Secured Notes due 2018 (the “2018 Notes”) at an issue price of 99.324% of par. On November 2, 2010, we sent irrevocable redemption notices to holders of our 2013 Senior Notes, 2012 Notes and 2013 PIK Notes. The net proceeds from the offering of the 2018 Notes are expected to be used to fully redeem or repay all of the outstanding 2013 Senior Notes, 9% Notes and 2012 Notes. We also intend to apply proceeds to redeem at par, plus accrued and unpaid interest, the principal amount of our 2013 PIK Notes sufficient to reduce the outstanding principal amount of such 2013 PIK Notes to $35.0 million. The balance of the offering proceeds is expected to be used to pay down outstanding borrowings under the ABL Facility.

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America through our wholly owned subsidiary, QCI, and are the largest North American provider of intermodal tank container and depot services through our wholly owned subsidiary, Boasso.

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

We believe rates in the bulk tank truck industry tend to be more stable than rates in the overall trucking industry. We believe the specialized nature of the bulk tank truck industry, including specifically-licensed drivers, specialized equipment, and more stringent safety requirements create barriers to entry which limit the more drastic swings in supply experienced by the broader trucking industry. Additionally, it is common practice in the bulk tank truck industry for customers to pay fuel surcharges, which helps enable recovery of fuel price increases from customers.

Container Services

Boasso is the largest North American provider of intermodal tank container transportation and depot services with eight terminals located in the eastern half of the United States. In addition to intermodal tank container transportation services, Boasso provides tank cleaning, heating, testing, maintenance, repair and storage services to customers. Boasso provides local and over-the-road trucking primarily within proximity of the port cities where its depots are located and also sells equipment that its customers use for portable alternative storage or office space.

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

Our Network

Our bulk service network consists primarily of independently owned third-party affiliate terminals, independent owner-operator drivers and company-operated terminals. Independent affiliates are independent companies we contract with to operate trucking terminals on our behalf in defined markets generally on an exclusive basis. The independent affiliates provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Independent owner-operators are generally individual drivers who own or lease their tractors and agree to provide transportation services to us under contract. We believe the use of independent affiliates and independent owner-operators provides the following key competitive advantages to us in the marketplace:

•	Locally owned and operated independent affiliate terminals can provide superior, tailored customer service.

•

Independent affiliates and independent owner-operators generally are paid a fixed, contractual percentage of revenue collected on each load they transport creating a variable cost structure that mitigates against cyclical downturns.

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

Given the specialty nature of the services we provide and the size of our existing network, we believe there are significant barriers to entry to our industry. In the first quarter of 2009, we began consolidating certain company-operated terminals and transitioning other company-operated terminals to independent affiliates. These actions continued in 2010 and have resulted in a larger portion of our revenue being generated by independent affiliates and a substantial reduction in the number of terminals in our network. We believe these actions have reduced certain fixed costs, provide a more variable cost structure and position us with a financially flexible business platform.

We believe the most significant factors relevant to our future business growth are the ability to (i) obtain additional business from existing customers, (ii) add new customers, (iii) improve the utilization of our trailer fleet and (iv) add and retain qualified drivers. While many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource their logistics needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships with major chemical shippers and flexible business model, we believe we are well-positioned to benefit from customers seeking consolidation of their shipping relationships.

Note Exchange

On October 15, 2009, we received approximately $134.5 million of our 2012 Notes in exchange for new 2013 Senior Notes. We also received approximately $83.6 million of our 9% Notes in exchange for approximately (a) $80.7 million aggregate principal amount of our new 2013 PIK Notes; (b) 1.75 million warrants; and (c) $1.8 million in cash. The warrants are exercisable to purchase shares of our common stock at an exercise price of $0.01 per share, during the period beginning April 16, 2010 and ending on November 1, 2013. As of September 30, 2010, approximately 1.3 million warrants have been exercised.

Senior Note Offering

On November 3, 2010, our wholly owned subsidiaries, Quality Distribution, LLC and QD Capital Corporation, completed an offering of $225.0 million in aggregate principal amount of 9.875% Second-Priority Senior Secured Notes due 2018 (the “2018 Notes”) at an issue price of 99.324% of par. On November 2, 2010, we sent irrevocable redemption notices to holders of our 10% Senior Notes due 2013 (the “2013 Senior Notes”), Senior Floating Rate Notes due 2012 (the “2012 Notes”) and 11.75% Senior Subordinated PIK Notes due 2013 (the “2013 PIK Notes”). The net proceeds from the offering of the 2018 Notes are expected to be used to fully redeem or repay all of the outstanding 2013 Senior Notes, 9% Senior Subordinated Notes due 2010 (the “9% Notes”) and 2012 Notes. We also intend to apply proceeds to redeem at par, plus accrued and unpaid interest, the principal amount of our 2013 PIK Notes sufficient to reduce the outstanding principal amount of such 2013 PIK Notes to $35.0 million. The balance of the offering proceeds is expected to be used to pay down outstanding borrowings under the ABL Facility.

Affiliation

On May 1, 2010, we added F. T. Silfies (“Silfies”) to our independent affiliate network. Headquartered in Allentown, Pennsylvania, Silfies specializes in bulk cement and lime transport primarily servicing the East Coast markets. In connection with this affiliation, we loaned Silfies $3.0 million in cash. This loan is subordinated to Silfies senior debt and bears interest at 7% per annum. The loan is repayable over three and one-half years and is secured by a second priority position in all of the assets of Silfies and a limited personal guarantee. We expect this affiliation to generate approximately $15.0 million of revenue annually following the date of affiliation.

Disposition

On October 10, 2009, we sold substantially all of the operating assets of our tank wash subsidiary, QSI, for $13.0 million, of which $10.0 million was paid in cash and the remaining $3.0 million in a subordinated note. The subordinated note is a five year non-amortizing note which matures on December 31, 2014. The principal is payable in a lump sum at maturity. Interest is payable quarterly at 7% per annum, commencing December 31, 2009. In connection with the sale, QSI entered into various agreements with the purchaser, which is not affiliated with us, including long-term leases of real estate used in the tank wash business and various operating agreements. The assets sold had a net book value of $4.9 million which included $4.3 million of equipment, $0.4 million of inventory, and $0.2 million of intangibles. The sold QSI business generated approximately $19.5 million of revenue in 2009 from tank wash and related operations. We recorded a pre-tax gain of $7.1 million in the fourth quarter of 2009 as part of our operating income. We believe the changes in our business activities as a result of the sale of the tank wash business will reduce our environmental compliance costs going forward.

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

Goodwill and Intangible Assets—We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment arise, in accordance with FASB’s guidance on goodwill and other intangible assets. We evaluate goodwill for impairment by determining the fair value for each reporting unit to which our goodwill relates. At June 30, 2010, our container services segment was our only reporting unit that contained goodwill. Our container services segment contains goodwill and other identifiable intangible assets as a result of a previous business acquisition.

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

After computing a separate business enterprise value under the income approach and market approach, we apply a weighting to them to derive the business enterprise value of the reporting unit. The income approach and market approach were both weighted 50% in the analysis performed at June 30, 2010. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Given that the business enterprise value derived from the market approach supported what was calculated in the income approach, we believed that both approaches should be equally weighted. Based on these weightings we calculated a business enterprise value for the reporting unit. We then add debt-free liabilities of the reporting unit to the calculated business enterprise value to derive an implied fair value of the reporting unit. The implied fair value is then compared to the reporting unit’s carrying value of total assets. Upon completion of the analysis in step one, we determined that the fair value of our container services reporting unit exceeded its carrying value. As such, a step two analysis was not required.

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

During the second quarter of 2009, an impairment charge of $148.6 million was recorded and as a result the Company determined that it was in a cumulative loss position. Based on this negative evidence, we concluded that it was no longer more likely than not that the Company’s net deferred tax asset was realizable. As a result, a $41.2 million deferred tax valuation allowance was recorded in 2009. For purposes of assessing realizability of the deferred tax assets, a cumulative financial reporting loss position is considered significant negative evidence the Company will not be able to fully realize the deferred tax assets in the future. The

Company reviews a rolling thirty-six month calculation of U.S. earnings to determine if the Company is in a cumulative loss position. As of September 30, 2010, the Company is in a net cumulative loss position. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, operating results or other factors.

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

Accrued loss and damage claims—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of September 30, 2010, we had $25.2 million in an outstanding letter of credit to our insurance administrator to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letter of credit. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Stock compensation plans—Stock compensation is determined by the assumptions required under the FASB guidance. The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $1.7 million for the nine months ended September 30, 2010 and $0.4 million for the nine months ended September 30, 2009. As of September 30, 2010, there was approximately $4.9 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost generally varies from two to four years.

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

Restructuring— We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We have made estimates of the costs to be incurred as part of our restructuring plan. During the quarter ended June 30, 2008, we committed to a plan of restructure resulting in the termination of non-driver positions and the consolidation, closure or affiliation of underperforming company terminals. In 2008, we recorded restructuring charges of $5.3 million. We continued our plan of restructure throughout 2009 which resulted in charges of $3.5 million. Our restructuring plan continued in 2010 and resulted in charges of $4.6 million for the nine-month period ended September 30, 2010 of which $2.0 million relates to our estimated withdrawal liability from three multi-employer pension plans. The majority of the restructuring charges related to our trucking segment and were for charges related to employee termination benefits, other related exit activities and the termination of approximately 380 non-driver positions. We expect to conclude our restructuring plan in 2010 and to take additional related charges during the year. As of September 30, 2010, approximately $3.0 million was accrued related to the restructuring charges of which the majority is expected to be paid through 2022.

New Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies—New Accounting Pronouncements” to the consolidated financial statements included in Item 1 of this report for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
OPERATING REVENUES:

Transportation	72.9%	74.0%	73.2%	74.3%
Other service revenue	15.5	16.4	15.2	17.4
Fuel surcharge	11.6	9.6	11.6	8.3

Total operating revenues	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Purchased transportation	70.1	62.9	69.4	59.1
Compensation	7.8	11.7	8.3	13.4
Fuel, supplies and maintenance	7.0	9.9	7.1	10.7
Depreciation and amortization	2.2	3.1	2.4	3.4
Selling and administrative	3.2	3.4	2.9	4.2
Insurance costs	2.1	1.9	2.2	2.4
Taxes and licenses	0.2	0.6	0.3	0.6
Communication and utilities	0.5	1.3	0.6	1.4
Loss on disposal of property and equipment	0.2	0.2	0.2	0.0
Impairment of goodwill and intangibles	0.0	0.0	0.0	32.1
Restructuring costs	1.3	0.2	0.9	0.5

Total operating expenses	94.6	95.2	94.3	127.8

Operating income (loss)	5.4	4.8	5.7	(27.8)

Interest expense	4.8	4.0	5.0	4.3
Interest income	(0.1)	0.0	(0.1)	0.0
Gain on extinguishment of debt	0.0	0.0	0.0	(0.1)
Other expense	0.0	0.0	0.1	0.0

Income (loss) before income taxes	0.7	0.8	0.7	(32.0)
Provision for income taxes	0.5	0.0	0.1	8.0

Net income (loss)	0.2%	0.8%	0.6%	(40.0)%

The following table shows the approximate number of terminals, drivers, tractors and trailers, in our network (including independent affiliates and independent owner-operators) as of September 30:

	2010	2009
Terminals	106	139
Drivers	2,839	2,735
Tractors	3,031	2,975
Trailers	6,127	6,455

As of September 30, our network terminals consisted of the following:

	Segment	2010 Terminals	2009 Terminals
QCI independent affiliate trucking terminals	Trucking	92	82
QCI company-operated trucking terminals	Trucking	6	20
Boasso container services terminals	Container Services	8	8
QSI tank wash facilities	Other	—	29

Total		106	139

We reduced our total number of terminals by 37% from 169 to 106 during 2008, 2009 and 2010, while transitioning most of the business from these under-performing terminals to our remaining terminals and affiliating many company-owned terminals. At September 30, 2010, 92 of our 98 trucking terminals were affiliate operated, compared with 55 of 121 at December 31, 2007. The strength of our affiliates has led to a simpler, more efficient business model with improved customer service.

We own or lease approximately 5,200 tank or specialty trailers, the majority of which we lease or sublease to our independent affiliates who have significant contractual limitations on their ability to lease or purchase trailers from sources other than us. We prefer to own the trailers as they provide us with a stable source of lease income, as well as access to attractive capital through our asset-based loan facility (the “ABL Facility”). We view the trailer leasing business as attractive given the low upfront costs, long useful life, limited maintenance and attractive return on investment. The tank and specialty trailers generally have long useful lives and we believe that increasing their utilization can significantly improve our operating income due to high operating leverage. Through proper maintenance, we are typically able to extend the useful lives of trailers beyond 15-20 years, leading to operational flexibility.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

For the quarter ended September 30, 2010, total revenues were $181.9 million, an increase of $19.1 million, or 11.8%, from revenues of $162.8 million for the same period in 2009. Transportation revenue increased by $12.2 million, or 10.2%, primarily due to higher linehaul revenue resulting from an increase in demand, predominantly from existing customers. Revenue increases were primarily driven by an increase in volume, which resulted in a 6.2% increase in the total number of miles driven and a 7.7% increase in loads versus the prior-year quarter. To a lesser extent, revenues were positively affected by a modest increase in average rates.

Other service revenue increased $1.4 million, or 5.2%. This increase was primarily due to the increase in rental revenue of $3.5 million due to the conversion of certain company-operated terminals to independent affiliate terminals and an increase in container services revenues of $2.4 million. This was partially offset by a reduction in tank wash revenue of $4.5 million due to the sale of our tank wash business in the fourth quarter of 2009. Fuel surcharge revenue increased $5.5 million, or 35.5%, due to the increase in linehaul revenue and fuel prices.

Purchased transportation increased by $25.1 million, or 24.5%, due primarily to the increase in linehaul revenue, miles driven and loads. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 82.9% for the current quarter versus 75.3% for the prior-year quarter due primarily to the conversion of certain company-operated terminals to independent affiliate terminals. Our independent affiliates generated 94.3% of our transportation revenue and fuel surcharge revenue for the three months ended September 30, 2010 compared to 76.8% for the comparable prior-year period. We pay our independent affiliates a greater percentage of transportation revenues generated by them than is paid to independent owner-operators, so our purchased transportation costs will change as revenues generated by independent affiliates change as a percentage of total transportation revenue. During the three-month period ended September 30, 2010 and 2009, we paid our affiliates approximately 85% of the revenue (excluding fuel surcharges) generated on loads hauled, while we typically paid independent owner-operators approximately 65% of the invoiced linehaul amount. We believe that the greater proportion of operating revenue derived from independent affiliate operations during the three-month period ended September 30, 2010 is likely to be indicative of the proportion of operating revenue derived from independent affiliate operations in the future due to the sale of our tank wash business in the fourth quarter of 2009, our addition of a new affiliate during the second quarter of 2010, and our affiliation of company owned terminals during 2009 and 2010.

In 2009 and 2010, we transitioned certain company-operated terminals to independent affiliates which resulted in a larger portion of our revenue being generated by independent affiliates. We believe these actions have reduced certain fixed costs and provided a more variable cost structure.

Compensation expense decreased $4.9 million, or 25.9%, primarily due to $4.0 million of reduced expense from corporate headcount reductions, terminal consolidations, and conversions of company-operated terminals to independent affiliate terminals, partially offset by an increase in Boasso operations of $0.6 million. In addition, we had a reduction in compensation expense of $1.5 million due to the sale of our tank wash business.

Fuel, supplies and maintenance decreased $3.5 million, or 21.5%, due to lower fuel costs of $1.3 million, lower repairs and maintenance of $1.2 million related to our trucking segment and lower equipment rent expense of $0.4 million due to the shift of revenue from company-operated terminals to independent affiliates. In addition, tank wash operations had a decrease of $2.2 million due to the sale of this business offset by an increase of $1.6 million of repairs and maintenance related to our container services segment.

Depreciation and amortization expense decreased $1.1 million, or 22.3%, due to a decrease in depreciation from disposals of revenue equipment and the sale of our tank wash assets in the fourth quarter of 2009.

Selling and administrative expenses increased by $0.3 million, or 5.4%, primarily due to an increase in professional fees of $1.4 million partially offset by a decrease in bad debt expense of $0.3 million and a $0.4 million reduction in building rent expense and other expenses related to closed or converted terminals. In addition, tank wash operations had a decrease of $0.4 million due to the sale of this business.

Insurance expense increased by $0.7 million, or 23.7%, due primarily to a slight increase in the amount of claims incurred in the current quarter ended September 30, 2010.

Communication and utilities expense decreased $0.9 million, or 45.9%, primarily due to reduced expense from terminal consolidations, conversions of company-operated terminals to independent affiliate terminals and due to the sale of our tank wash business.

We incurred a loss on disposal of assets of $0.3 million in each of the quarters ended September 30, 2010 and 2009. These losses resulted primarily from the disposal of equipment.

In the third quarter of 2010 we incurred additional restructuring costs of $2.4 million as compared to $0.3 million in the third quarter of 2009 primarily due to the continuation of our restructuring plan which began during the second quarter of 2008. For the quarter ended September 30, 2010, these costs consisted primarily of $2.0 million for an estimated withdrawal liability from three multi-employer pension plans, as well as an additional $0.4 million of other expenses related to exit activities. For the quarter ended September 30, 2009, these costs consisted of employee termination benefits and other related exit activities.

For the quarter ended September 30, 2010, operating income totaled $9.8 million, an increase of $1.9 million, or 24.6%, compared to operating income of $7.9 million for the same period in 2009. The operating margin for the quarter ended September 30, 2010, was 5.4% compared to 4.8% for the same period in 2009 as a result of the above-mentioned items.

Interest expense increased by $2.3 million, or 35.2%, in the quarter ended September 30, 2010 as compared to the same period in 2009, due to the higher interest rates on our 2013 Senior Notes and 2013 PIK Notes as compared to the rates on the notes for which they were exchanged in the fourth quarter of 2009.

The provision for income taxes was $0.8 million for the quarter ended September 30, 2010 compared to less than $0.1 million for the same period in 2009. The effective tax rates for the quarters ended September 30, 2010 and 2009 were approximately 66.7% and 2.8%, respectively. The change in income taxes was primarily due to the recording of a deferred tax valuation allowance during 2009.

For the quarter ended September 30, 2010, our net income was $0.4 million, compared to net income of $1.4 million for the same period last year.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

For the nine months ended September 30, 2010, total revenues were $520.8 million, an increase of $58.5 million, or 12.7%, from revenues of $462.3 million for the same period in 2009. Transportation revenue increased by $37.5 million, or 10.9%, primarily due to an increase in linehaul revenue due to an increase in demand. We had a 6.5% increase in the total number of miles driven and a 5.5% increase in loads from the prior-year nine months.

Other service revenue decreased $0.7 million, or 0.9%. This decrease was primarily due to reductions in tank wash revenue of $13.0 million offset by an increase of $8.6 million in rental revenue and $3.7 million in container services revenues. Fuel surcharge revenue increased $21.7 million, or 56.3%, due to the increase in linehaul revenue and a slight increase in fuel prices.

Purchased transportation increased by $88.2 million, or 32.3%, due primarily to the increase in affiliation, linehaul revenue, miles driven and loads. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 81.9% for the current nine months versus 71.5% for the prior-year nine months due primarily to the conversion of certain company-operated terminals to independent affiliate terminals. Our independent affiliates generated 93.5% of our transportation revenue and fuel surcharge revenue for the nine months ended September 30, 2010 compared to 68.0% for the comparable prior-year period.

Compensation expense decreased $18.8 million, or 30.4%, primarily due to $16.3 million of reduced expense from corporate headcount reductions, terminal consolidations, and conversions of company-operated terminals to independent affiliate terminals offset by a $2.0 million increase in Boasso operations. In addition, tank wash operations had a decrease of $4.5 million due to the sale of this business.

Fuel, supplies and maintenance decreased $12.6 million, or 25.4%, due to lower fuel costs of $4.3 million, lower repairs and maintenance of $4.1 million related to our trucking segment and lower equipment rent expense of $0.9 million due to the shift of revenue from company-operated terminals to independent affiliates. In addition, tank wash operations had a decrease of $5.5 million due to the sale of this business offset by an increase of $2.2 million of repairs and maintenance related to our container services segment.

Depreciation and amortization expense decreased $3.5 million, or 22.0%, due to a decrease in depreciation from disposals of revenue equipment and the sale of our tank wash assets in the fourth quarter of 2009.

Selling and administrative expenses decreased by $4.5 million, or 22.9%, primarily due to a decrease in our bad debt reserve of $2.1 million and a $1.2 million reduction in building rent expense and other expenses related to closed or converted terminals. In addition, tank wash operations had a decrease of $1.2 million due to the sale of this business.

Insurance expense increased by $0.6 million, or 5.5%, due primarily to a slight increase in the amount of claims incurred in the current year period.

Communication and utilities expense decreased $3.5 million, or 51.2%, primarily due to reduced expense from terminal consolidations, and conversions of company-operated terminals to independent affiliate terminals.

We incurred a loss on disposal of assets of $1.0 million for the nine months ended September 30, 2010, as compared to a loss of less than $0.1 million in the comparable prior-year period resulting primarily from the disposal of equipment.

For the nine months ended September 30, 2009, we recorded a non-cash impairment charge to goodwill and intangibles totaling $148.6 million as a result of our impairment analysis, which is performed at least annually every June 30 on both our trucking and container services segments. We recorded a charge of $144.3 million for the impairment of goodwill in our trucking segment. We also recorded a charge of $1.9 million for the impairment of goodwill in our container services segment and a charge of $2.4 million for the impairment of the trade name in our container services segment. We incurred no such charges for the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, we incurred additional restructuring costs of $4.6 million as compared to $2.1 million during the nine months ended September 30, 2009, primarily due to the continuation of our restructuring plan which began during the second quarter of 2008. For the nine months ended September 30, 2010, these costs consisted primarily of $2.0 million for an estimated withdrawal liability from three multi-employer pension plans, as well as an additional $2.6 million of other expenses related to exit activities. For the nine months ended September 30, 2009, these costs consisted of employee termination benefits and other related exit activities.

For the nine months ended September 30, 2010, operating income totaled $29.7 million, an increase of $159.0 million or more than 100.0%, compared to an operating loss of $129.3 million for the same period in 2009 primarily due to the non-cash impairment charge to goodwill and intangibles in 2009. The operating margin for the nine months ended September 30, 2010, was 5.7% compared to (27.8%) for the same period in 2009 as a result of the above-mentioned items.

Interest expense increased by $6.1 million, or 30.3%, in the nine months ended September 30, 2010 compared to the same period in 2009, due to the higher interest rates on our 2013 Senior Notes and 2013 PIK Notes than the rates on the notes for which they were exchanged in the fourth quarter of 2009. In 2009, gain on debt extinguishment of $0.7 million resulted from the repurchase of $1.0 million of our 9% Notes.

The provision for income taxes was $0.7 million for the nine months ended September 30, 2010 compared to a provision for income taxes of $37.0 million for the same period in 2009. The effective tax rates for the nine months ended September 30, 2010 and 2009 were approximately 17.2% and (24.9%), respectively. The change in income taxes was primarily due to the recording of a deferred tax valuation allowance during 2009.

For the nine months ended September 30, 2010, our net income was $3.3 million, compared to a net loss of $185.1 million for the same period last year.

Segment Operating Results

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Trucking, which consists of truckload transportation of bulk chemicals, and

•	Container Services, specifically intermodal tank container transportation and depot services.

Segment revenues and operating income include the allocation of fuel surcharge to the trucking and container services segments. The operating income reported in our segments excludes amounts reported in Other operating income, such as gains and losses on disposal of property and equipment, impairment charge, restructuring costs, and corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. Included in Other revenue are revenues from our equipment rental, our tank wash services for periods we operated our tank wash business and other value-added services. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment operating results are as follows (in thousands):

	Three months ended September 30,				Change
	2010	% of Total	2009	% of Total	$	%
Operating revenues:
Trucking	$137,043	75.3%	$123,053	75.6%	13,990	11.4%
Container Services	27,052	14.9%	20,248	12.4%	6,804	33.6%
Other revenue	17,853	9.8%	19,504	12.0%	(1,651)	(8.5%)

Total	$181,948	100.0%	$162,805	100.0%

Operating income:
Trucking	$10,900	66.1%	$9,803	72.2%	1,097	11.2%
Container Services	4,906	29.8%	2,754	20.3%	2,152	78.1%
Other operating income	673	4.1%	1,013	7.5%	(340)	(33.6%)

Total	$16,479	100.0%	$13,570	100.0%

	Nine months ended September 30,				Change
	2010	% of Total	2009	% of Total	$	%
Operating revenues:
Trucking	$393,306	75.5%	$347,671	75.2%	45,635	13.1%
Container Services	76,485	14.7%	58,027	12.6%	18,458	31.8%
Other revenue	51,042	9.8%	56,625	12.2%	(5,583)	(9.9%)

Total	$520,833	100.0%	$462,323	100.0%

Operating income:
Trucking	$32,611	68.5%	$25,492	68.7%	7,119	27.9%
Container Services	13,108	27.6%	8,044	21.7%	5,064	63.0%
Other operating income	1,844	3.9%	3,565	9.6%	(1,721)	(48.3%)

Total	$47,563	100.0%	$37,101	100.0%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Operating revenue:

Trucking – revenues increased $14.0 million, or 11.4%, for the quarter ended September 30, 2010 compared to the same period for 2009, due to an increase of $9.4 million in linehaul revenue and an increase of $4.6 million of fuel surcharge.

Container Services – revenues increased $6.8 million, or 33.6%, for the quarter ended September 30, 2010 compared to the same period for 2009, due to an increase of $5.9 million in linehaul and depot revenue and an increase of $0.9 million of fuel surcharge.

Other revenue – revenues decreased $1.7 million, or 8.5%, for the quarter ended September 30, 2010 compared to the same period for 2009, due primarily to a decrease in our tank wash revenue due to the sale of our tank wash business partially offset by an increase in trailer rental income.

Operating income:

Trucking – operating income increased $1.1 million, or 11.2%, for the quarter ended September 30, 2010 compared to the same period for 2009, due to an increase in linehaul revenue and cost savings initiatives including conversion of company-operated terminals to independent affiliate terminals.

Container Services – operating income increased $2.2 million, or 78.1%, for the quarter ended September 30, 2010 compared to the same period for 2009, due to increased demand from existing customers.

Other operating income – operating income decreased $0.3 million, or 33.6%, for the quarter ended September 30, 2010 compared to the same period for 2009, due primarily to reduced tank wash revenue due to the sale of our tank wash business.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Operating revenue:

Trucking – revenues increased $45.6 million, or 13.1%, for the nine months ended September 30, 2010 compared to the same period for 2009 due to an increase of $27.2 million in linehaul revenue and an increase of $18.4 million of fuel surcharge.

Container Services – revenues increased $18.5 million, or 31.8%, for the nine months ended September 30, 2010 compared to the same period for 2009 due to an increase of $15.3 million in linehaul and depot revenue and an increase of $3.2 million of fuel surcharge.

Other revenue – revenues decreased $5.6 million, or 9.9%, for the nine months ended September 30, 2010 compared to the same period for 2009 due primarily to a decrease in our tank wash revenue partially offset by an increase in trailer rental income.

Operating income:

Trucking – operating income increased $7.1 million, or 27.9%, for the nine months ended September 30, 2010 compared to the same period for 2009 due to an increase in linehaul revenue and cost savings initiatives including conversion of company-operated terminals to independent affiliate terminals.

Container Services – operating income increased $5.1 million, or 63.0%, for the nine months ended September 30, 2010 compared to the same period for 2009 due to increased demand.

Other operating income – operating income decreased $1.7 million, or 48.3%, for the nine months ended September 30, 2010 compared to the same period for 2009, primarily due to reduced tank wash revenue due to the sale of our tank wash business.

Liquidity and Capital Resources

We believe that our liquidity, expected cash flow from our asset-light business model and reduced spending from streamlined operations will provide us with the flexibility and competitive positioning to take advantage of opportunities as the economy recovers and volumes in our industry rebound. At September 30, 2010, we had $65.3 million of borrowing availability under the ABL Facility; we consider our ABL Facility availability to be a key measurement of liquidity.

The following summarizes our cash flows for the nine months ended September 30, 2010 and 2009 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Nine months ended September 30,
	2010	2009
Net cash provided by operating activities	$11,358	$29,213
Net cash used in investing activities	(2,601)	(630)
Net cash used in financing activities	(10,352)	(32,574)
Effect of exchange rate changes on cash	3	35

Net decrease in cash and cash equivalents	(1,592)	(3,956)
Cash and cash equivalents at beginning of period	5,633	6,787

Cash and cash equivalents at end of period	$4,041	$2,831

Historically, our primary source of liquidity has been cash flow from operations and borrowing availability under our ABL Facility. Our primary cash needs consist of working capital, capital expenditures and debt service including our ABL Facility and our notes. We incur capital expenditures for the purpose of purchasing tractors and trailers to meet our strategic needs during the year, and maintaining and improving our infrastructure. Our extensive use of independent affiliates and independent owner-operators results in a highly variable cost structure with relatively minimal capital investment requirements. Based on our current trailer fleet, we believe we have the ability to capture any additional business volume with minimal capital expenditures. Due to our recent transition to a predominantly affiliate-based business model, we expect our net capital expenditures to generally amount to approximately 1% of operating revenues annually. Capital expenditures for the nine months ended September 30, 2010 were $8.1 million and sales of equipment for the nine months ended September 30, 2010 were $5.5 million. We expect capital expenditures for 2010 to be approximately $11.0 million, although the actual amount of capital expenditures could differ materially because of operating needs, regulatory changes, covenants in our debt arrangements, other expenses, including interest expense, or other factors.

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

As noted above, we expect to redeem or repay our 9% Notes, our 2012 Notes, our 2013 Senior Notes and $47.9 million of our 2013 PIK Notes with proceeds from the offering of our 2018 Notes. We expect to incur increased interest expense of approximately $2.0 million during the fourth quarter of 2010 as our 2018 Senior Notes, 2013 Senior Notes, 2013 PIK Notes and 2012 Notes will all remain outstanding until the redemptions described above are completed. We also expect to incur charges during the fourth quarter related to the write off of unamortized original issue discount and debt issuance costs to be in the range of $6.0 million to $8.0 million.

We expect cash from operations to be sufficient to fund anticipated financing expenditures in the fourth quarter of 2010. In this regard, our working capital at September 30, 2010 was $7.9 million higher than our net working capital at December 31, 2009. We expect to fund any cash needs for our operations during the remainder of 2010 from borrowings under our ABL Facility to the extent these needs cannot be funded with cash from operations.

As of September 30, 2010, we have accrued $10.5 million for environmental claims and $17.8 million for loss and damage claims and the timing of the cash payment for such claims fluctuates from quarter to quarter.

Net cash provided by operating activities was $11.4 million for the nine-month period ended September 30, 2010 compared to $29.2 million provided by operating activities in the comparable 2009 period. The $17.8 million decrease in cash provided by operating activities was primarily due to an increase in accounts receivable in the 2010 period resulting from higher revenue.

Net cash used in investing activities totaled $2.6 million for the nine-month period ended September 30, 2010 compared to $0.6 million used in the comparable 2009 period. The $2.0 million change resulted from an increase in capital expenditures, partially offset by a decrease in property and equipment sales proceeds received in 2010.

Net cash used in financing activities was $10.4 million during the nine-month period ended September 30, 2010, compared to $32.6 million used in financing activities in the comparable 2009 period. In the 2010 period, cash was primarily utilized to repay $2.8 million under our ABL Facility, to pay a large insurance claim, issue a loan to a new independent affiliate and to pay down debt and capital lease obligations totaling $7.5 million. In the 2009 period, cash was primarily utilized to repay $12.0 million of borrowings under our ABL Facility, to pay down other debt and capital lease obligations totaling $13.5 million and to repurchase $1.0 million in principal amount of our 9% Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at September 30, 2010 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2010	Years 2011 & 2012	Years 2013 & 2014	Year 2015 and after
Operating leases (1)	$35,378	$4,567	$16,099	$8,188	$6,524
Total indebtedness (2)	310,013	16,733	6,005	286,144	1,131
Capital leases	13,143	1,090	9,147	2,906	—
Interest on indebtedness (3)	78,872	8,828	53,998	15,946	100

Total	$437,406	$31,218	$85,249	$313,184	$7,755

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.

(2)	Amounts do not include the remaining aggregate unamortized original issue discount of $6.9 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of September 30, 2010 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of September 30, 2010 will remain in effect until maturity. As discussed below, the maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility.

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness, at September 30, 2010, over the periods we expect them to be paid (dollars in thousands), after giving effect to the sale of 2018 Notes described above and the application of the offering net proceeds to repay or redeem all of our outstanding 2012 Notes, 2013 Senior Notes and 9% Notes and to redeem a portion of the 2013 PIK Notes and partially repay amounts outstanding under our ABL Facility:

	Total	Remainder of 2010	Years 2011 & 2012	Years 2013 & 2014	Year 2015 and after
Operating leases (1)	$35,378	$4,567	$16,099	$8,188	$6,524
Total indebtedness (2)	314,885	702	5,504	82,548	226,131
Capital leases	13,143	1,090	9,147	2,906	—
Interest on indebtedness (3)	206,376	9,423	59,985	49,845	87,123

Total	569,782	15,782	90,735	143,487	319,778

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.
(2)	Amounts do not include the remaining aggregate unamortized original issue discount.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of September 30, 2010 on a proforma basis will remain outstanding until maturity and interest rates on variable-rate debt in effect as of September 30, 2010 (excluding amounts repaid with proceeds from the 2018 Senior Notes issuance) will remain in effect until maturity. As discussed below, the maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility.

Other Liabilities and Obligations

As of September 30, 2010, we have $10.5 million of environmental liabilities, $17.2 million of pension plan obligations and $17.8 million of accrued loss and damage claims. We expect to incur additional environmental costs in the future for environmental studies and remediation efforts that we will be required to undertake related to legacy sites associated with our subsidiary, CLC. We believe the changes in our business activities as a result of the sale of the tank wash business will reduce our exposure to environmental compliance costs going forward. As of September 30, 2010, we had $30.6 million in outstanding letters of credit. We are required to provide letters of credit to our insurance administrator to cover the payment of claims. The outstanding letter of credit as of September 30, 2010 for our insurance administrator was $25.2 million. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $5.4 million of outstanding letters of credit relates to various leasing obligations and to satisfy certain federal and state environmental agency requirements. As of September 30, 2010, we have a reserve related to uncertain tax positions of $2.3 million which includes total unrecognized tax benefits and interest and penalties that may be paid in future periods.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Capital lease obligations	$13,143	$17,165
ABL Facility	65,200	68,000
Senior Floating Rate Notes, due 2012	501	501
9% Senior Subordinated Notes, due 2010	16,031	16,031
10% Senior Notes, due 2013	134,499	134,499
11.75% Senior Subordinated PIK Notes, due 2013	82,897	81,211
Other Notes	10,885	12,560

	September 30, 2010	December 31, 2009
Long-term debt, including current maturities	323,156	329,967
Discount on Notes	(6,928)	(8,683)

	316,228	321,284
Less current maturities of long-term debt (including capital lease obligations)	(23,239)	(25,188)

Long-term debt, less current maturities	$292,989	$296,096

Following September 30, 2010, our long-term debt balances will be impacted by the sale of the 2018 Notes, the expected repayment of the 9% Notes and partial repayment of amounts outstanding under our ABL Facility described above and are expected to be further impacted by the redemptions of our 2012 Notes, our 2013 Senior Notes and $47.9 million of our 2013 PIK Notes, for which we have given notice as described above but not yet consummated.

The ABL Facility

The ABL Facility, which was effective December 18, 2007, consists of $225.0 million of aggregate revolving credit commitments. The commitments are comprised of two tranches (i) a current asset-based revolving facility in an amount of $200.0 million (the “current asset tranche”) and (ii) a fixed asset-based revolving facility in an amount of $25.0 million (the “fixed asset tranche”). The total commitments under the fixed asset tranche will be reduced and the total commitments under the current asset tranche correspondingly increased by $5.0 million on December 18, 2010. There are no other scheduled changes to the committed facilities. Borrowings of revolving loans under the ABL Facility are allocated pro rata to the current asset tranche and the fixed asset tranche based on the then-current asset borrowing base and the then-current fixed asset borrowing base. The ABL Facility matures June 18, 2013. The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility.

The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit, which are allocated pro rata between the two tranches based on the then-current borrowing base for each tranche (or, if the credit extensions under the fixed asset tranche are repaid and the commitments thereunder are terminated prior to the termination of the ABL Facility, to the current asset tranche), and up to $10.0 million for swingline borrowings on same-day notice, which are allocated under the current asset tranche. A portion of the proceeds of the ABL Facility were used, together with the proceeds from other indebtedness, to finance a portion of the Boasso acquisition. The ABL Facility contains a fixed charge coverage ratio of 1.0 to 1.0 which only needs to be met if borrowing availability is less than $20 million. At September 30, 2010, we had $65.3 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin for borrowings under the current asset tranche at September 30, 2010 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at September 30, 2010 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on the aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate for the ABL Facility is the higher of the prime rate and the federal funds overnight rate plus 0.50%. We are also required to pay a fee for utilized commitments under the ABL Facility at a rate equal to 0.25% per annum. The ABL Facility is required to be prepaid only to the extent that the aggregate amount of outstanding borrowings, unreimbursed letter of credit drawings and undrawn letters of credit under the relevant tranche exceed the lesser of the applicable commitments and the applicable borrowing base in effect at such time for such tranche. The borrowing base for the current asset tranche consists of eligible accounts receivable, eligible inventory and eligible truck and trailer fleet, and the borrowing base for the fixed asset tranche consists of eligible real property and certain eligible equipment. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at September 30, 2010 and 2009 was 2.3%.

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

In connection with the issuance of the 2018 Notes, the ABL Facility was amended October 22, 2010 to permit our issuance of the 2018 Notes, which included the granting of a second-priority lien on certain of our assets. All of the liens securing the ABL Facility will be senior to the liens securing the 2018 Notes and will be treated as first priority obligations for such purposes.

We incurred $6.9 million in debt issuance costs relating to the ABL Facility. We are amortizing these costs over the term of the ABL Facility.

9% Senior Subordinated Notes Due 2010

On September 30, 2003, we issued $125.0 million aggregate principal amount of our 9% Notes. During the fourth quarter of 2008 and the first quarter of 2009, we repurchased $25.2 million in principal amount of the 9% Notes. On October 15, 2009, we completed exchange and tender offers to exchange and retire approximately $83.6 million of our 9% Notes for $80.7 million aggregate principal amount of our new 2013 PIK Notes, approximately 1.75 million warrants to purchase our common stock and $1.8 million in cash. Upon the completion of the exchange and tender offer, we also amended the 9% Notes to eliminate or waive substantially all of the restrictive covenants, to eliminate certain events of default, to modify covenants regarding mergers and consolidations and modify or eliminate certain other provisions contained in the indentures governing the 9% Notes. As of September 30, 2010, approximately $16.0 million total principal amount of the 9% Notes remained outstanding and will be repaid on or before November 15, 2010.

The 9% Notes are the unsecured and senior subordinated obligations of QD LLC and QD Capital and are fully and unconditionally guaranteed on an unsecured and senior subordinated basis, jointly and severally, by QDI and certain of our U.S. restricted subsidiaries. The 9% Notes have a maturity date of November 15, 2010. Interest on the 9% Notes is payable at the rate of 9% per annum and is payable semi-annually in cash on each May 15 and November 15.

We incurred $5.5 million in debt issuance costs relating to the issuance of the 9% Notes. During 2008 and 2009, we wrote-off approximately $0.3 million in debt issuance costs relating to repurchases of 9% Notes. Additionally $0.5 million of unamortized debt issuance costs relating to the 9% Notes are included in debt issuance costs related to the 2013 PIK Notes following their exchange for the 9% Notes. We are amortizing the remaining balance (less than $0.1 million) of debt issuance costs over the remaining term of the 9% Notes.

Senior Floating Rate Notes Due 2012

On January 28, 2005, we issued $85.0 million aggregate principal amount of our 2012 Notes. On December 18, 2007, we issued a second series of 2012 Notes in the original principal amount of $50.0 million. On October 15, 2009, we completed exchange and tender offers to exchange approximately $134.5 million of 2012 Notes for $134.5 million of our 2013 Senior Notes. Upon the completion of the exchange offer, we amended the 2012 Notes to eliminate or waive substantially all of the restrictive covenants, to eliminate certain events of default, to modify covenants regarding mergers and consolidations and modify or eliminate certain other provisions contained in the indentures governing the 2012 Notes. As of September 30, 2010, approximately $0.5 million total principal amount of the 2012 Notes remained outstanding.

The 2012 Notes are the unsecured and unsubordinated obligations of QD LLC and QD Capital and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis, jointly and severally, by QDI and certain of its U.S. restricted subsidiaries. We may redeem all or any portion of the 2012 Notes upon not less than 30, nor more than 60, days’ notice at 100% of the principal amount plus accrued and unpaid interest if any, to the date of redemption. The 2012 Notes have a maturity date of January 15, 2012. Interest on the 2012 Notes is payable quarterly in cash in arrears on each January 15, April 15, July 15 and October 15. The interest rate on the 2012 Notes at September 30, 2010 and 2009 was 5.0%.

We incurred $2.5 million in debt issuance costs relating to the initial $85.0 million of the 2012 Notes and $2.3 million related to the second $50.0 million of the 2012 Notes. All of these unamortized debt issuance costs are included in debt issuance costs related to the 2013 Senior Notes following their exchange for the 2012 Notes.

10% Senior Notes Due 2013

On October 15, 2009, we issued approximately $134.5 million aggregate principal amount of our 2013 Senior Notes. The 2013 Senior Notes are the unsecured and unsubordinated obligations of QD LLC and QD Capital and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis, jointly and severally, by QDI and certain of our U.S. restricted subsidiaries. Interest on the 2013 Senior Notes is payable at a rate of 10% per annum, semiannually on June 1 and December 1 of each year, commencing on June 1, 2010. The 2013 Senior Notes have a maturity date of June 1, 2013. On May 17, 2010, we satisfied our contractual obligation to exchange the 2013 Senior Notes sold in October 2009 for 2013 Senior Notes registered under the Securities Act.

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

The 2013 PIK Notes mature on November 1, 2013. We may redeem the 2013 PIK Notes, in whole or in part, at any time at a price equal to 100% of the principal amount of the 2013 PIK Notes redeemed plus accrued and unpaid interest to the redemption date. We recorded $1.5 million in debt issuance costs relating to the 2013 PIK Notes, of which $0.5 million of unamortized debt issuance costs related to the 9% Notes and $1.0 million related to the new issuance. In addition, we recorded $6.7 million in note issuance discount due to the warrants issued. The amount represents the fair market value of the warrants at time of issuance.

Each note exchange completed October 15, 2009 described above was treated as a debt modification in accordance with applicable FASB guidance.

Boasso Note

The promissory note issued in connection with our acquisition of the stock of Boasso was a $2.5 million 7% promissory note with a maturity on December 18, 2009 issued as part of the purchase price of the Boasso acquisition. The holder of the Boasso note had the option to require prepayment of the Boasso note, which was exercised on December 18, 2008. The Boasso note was paid in full in January 2009.

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

We were in compliance with the covenants under the ABL Facility, the 2013 Senior Notes and the 2013 PIK Notes at September 30, 2010.

Following September 30, 2010, the instruments governing our long-term debt will be impacted by the issuance of the 2018 Notes and the repayment of the 9% Notes described above and are expected to be impacted by the redemptions of our 2012 Notes, 2013 Senior Notes and 2013 PIK Notes, for which we have given notice as described above but not yet consummated. The indenture governing our 2018 Notes contains covenants with restrictions on our ability to take certain actions and entitles the holders of such notes to a second-priority lien on certain of our assets. Upon the expected redemption in full of our 2013 Senior Notes, we will no longer be subject to the restrictions contained in the indentures governing these notes. We do not anticipate that any of these changes will have a material impact on our operations for the remainder of 2010.

Debt Retirement

The following is a schedule of our indebtedness at September 30, 2010 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2010	2011	2012	2013	2014 and after	Total
Capital lease obligations	$1,090	$4,313	$4,834	$2,322	$584	$13,143
ABL Facility	—	—	—	65,200	—	65,200
9% Senior Subordinated Notes, due 2010	16,031	—	—	—	—	16,031
Senior Floating Rate Notes, due 2012	—	—	501	—	—	501
10% Senior Notes, due 2013 (1)	—	—	—	134,499	—	134,499
11.75% Senior Subordinated PIK Notes, due 2013 (1)	—	—	—	82,897	—	82,897
Other Notes	702	2,848	2,656	2,601	2,078	10,885

Total	$17,823	$7,161	$7,991	$287,519	$2,662	$323,156

(1)	Amounts do not include the remaining aggregated unamortized original issue discount of $6.9 million.

The following is a schedule of our indebtedness at September 30, 2010, over the periods we are required to pay such indebtedness, after giving effect to the sale of 2018 Notes described above and the application of the offering net proceeds to repay or redeem all of our outstanding 2012 Notes, 2013 Senior Notes and 9% Notes and to redeem a portion of the 2013 PIK Notes and partially repay amounts outstanding under our ABL Facility:

	Remainder of 2010	2011	2012	2013	2014 and after	Total
Capital lease obligations	$1,090	$4,313	$4,834	$2,322	$584	$13,143
ABL Facility	—	—	—	44,000	—	44,000
9% Senior Subordinated Notes, due 2010	—	—	—	—	—	—
Senior Floating Rate Notes, due 2012	—	—	—	—	—	—
10% Senior Notes, due 2013	—	—	—	—	—	—

	Remainder of 2010	2011	2012	2013	2014 and after	Total
11.75% Senior Subordinated PIK Notes, due 2013 (1)	—	—	—	35,000	—	35,000
9.875% Senior Notes due 2018 (1)	—	—	—	—	225,000	225,000
Other Notes	702	2,848	2,656	2,601	2,078	10,885

Total	$1,792	$7,161	$7,490	$83,923	$227,662	$328,028

(1)	Amounts do not include the remaining unamortized original issue discount.

The following is a schedule of our debt issuance costs (in thousands):

	December 31, 2009 Balance	Amortization Expense	September 30, 2010 Balance
ABL Facility	$4,284	$(946)	$3,338
9% Senior Subordinated Notes, due 2010	69	(61)	8
10% Senior Notes, due 2013	3,425	(762)	2,663
11.75% Senior Subordinated PIK Notes, due 2013	1,426	(283)	1,143

Total	$9,204	$(2,052)	$7,152

Amortization expense of debt issuance costs was $2.1 million for the nine months ending September 30, 2010 and 2009. We are amortizing these costs over the term of the debt instruments but expect to write off a substantial portion of our unamortized debt issuance costs in connection with the anticipated redemptions described above.

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

However, for periods extending beyond 12 months, if our operating cash flow and borrowings under the ABL Facility are not sufficient to satisfy our capital expenditures, debt service and other long-term contractual commitments, we would be required to seek alternative financing. These alternatives would likely include restructuring or refinancing of our long-term debt, the sale of a portion or all of our assets or operations, or the sale of additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms, or were not permitted under any of our debt agreements and we default on our obligations, our indebtedness could be accelerated and our assets might not be sufficient to repay in full all of our indebtedness.

Other Issues

While uncertainties relating to environmental, labor and other regulatory matters exist within the trucking industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements.

The ABL Facility and the indentures governing our 2013 Senior Notes, our 2013 PIK Notes and our 2018 Notes contain certain limitations on QD LLC’s ability to make distributions to QDI. We do not consider these restrictions to be significant, because QDI is a holding company with no significant operations or assets, other than ownership of 100% of QD LLC’s membership units. QD LLC’s direct and indirect wholly owned subsidiaries are generally permitted to make distributions to QD LLC, which is the principal obligor under the ABL Facility, the 9% Notes, the 2012 Notes, the 2013 Senior Notes, the 2013 PIK Notes and the 2018 Notes.

Apollo, as our largest shareholder, may have an interest in pursuing reorganizations, restructurings or other transactions involving us that, in their judgment, could enhance their equity investment even though those transactions might involve increasing our leverage or impairing our creditworthiness in order to decrease our leverage. While the restrictions in our ABL Facility cover a wide variety of arrangements that have traditionally been used to effect highly leveraged transactions, the ABL Facility and the indentures governing our 2013 Senior Notes, our 2013 PIK Notes and our 2018 Notes may not afford the holders of our debt protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. These factors include:

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

•	potential disruption at U.S. ports of entry,

•	our substantial dependence on independent affiliates and independent owner-operators and our ability to attract and retain drivers,

•	the loss of one or more of our major customers or a material reduction in services we perform for such customers,

•	our ability to effectively manage terminal operations that are converted from company-operated to independent affiliate,

•	changes in required obligations or contributions to multi-employer pension plans,

•	changes in the future, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry,

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the nine months ended September 30, 2010, we did not hold derivative instruments or engage in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility and the 2012 Notes. With regard to the ABL Facility at QD LLC’s option, the applicable margin for borrowings under the current asset tranche at September 30, 2010 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at September 30, 2010 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate under the ABL Facility is equal to the higher of the prime rate and the federal funds overnight rate plus 0.50%. The base rate for our 2012 Notes is LIBOR plus 4.50%.

	Balance at September 30, 2010 ($ in 000s)	Interest Rate at September 30, 2010	Effect of 1% Increase ($ in 000s)
ABL Facility	$65,200	2.3%	$652
Senior Floating Rate Notes, due 2012	501	5.0%	5

Total	$65,701		657

At September 30, 2010, a 1% point increase in the current per annum interest rate for each would result in $0.7 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous 1% point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of September 30, 2010. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 5.5% of our consolidated revenue for the nine months ended September 30, 2010 and 6.2% of our consolidated revenue for the nine months ended September 30, 2009. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the nine months ended September 30, 2010 were positively impacted by a $3.2 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first nine months of 2010 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.3 million for the nine months ended September 30, 2010, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the nine months ended September 30, 2010 and 2009, a majority of fuel costs were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A — Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 included under Item 1A “Risk Factors,” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company.

We may be subject to the risks set forth below:

If we withdraw from any of our multi-employer pension plans, we may be liable for a proportionate share of such plan’s unfunded vested benefit liabilities upon our withdrawal.

At September 30, 2010, we contribute to six multi-employer pension plans for employees under collective bargaining agreements. In conjunction with our restructuring efforts, in the third quarter of fiscal 2010, we notified the trustees of three of these plans of our intention to withdraw from the plans. These three withdrawal notifications are expected to result in an aggregate withdrawal liability of approximately $2.0 million. Therefore, we recorded a restructuring charge for this amount in the third quarter of fiscal 2010. Approximately $0.2 million of the total estimated withdrawal liability is expected to be paid within one year of the effective date of our withdrawal from the plans with the remaining $1.8 million expected to be paid over the next twelve years following the effective date of our withdrawal from the plans.

We do not currently intend to withdraw from the remaining three multi-employer pension plans or take any actions that would trigger a withdrawal liability. Recently proposed FASB accounting standards updates will, if adopted, require additional disclosure regarding our participation in multiemployer pension plans. In this regard and based on information provided to us from the trustees of these plans, we estimate that our portion of the current contingent liability in the case of a complete withdrawal from these plans would be estimated to be in the range of $54 million to $60 million. The largest component of this contingent liability is related to the Central States Southeast and Southwest Areas Pension Plan, which is estimated to be in the range of $50 to $56 million.

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

ITEM 3 — Defaults Upon Senior Securities

None

ITEM 4 — [Removed and Reserved.]

ITEM 5 — Other Information

None

ITEM 6 — Exhibits

Exhibit No.	Description

10.1	Employment Agreement, dated July 16, 2010 between Quality Distribution, Inc. and Joseph J. Troy. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on July 22, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

November 9, 2010	/S/ GARY R. ENZOR
GARY R. ENZOR,
PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

November 9, 2010	/S/ JOSEPH J. TROY
JOSEPH J. TROY,
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)