Form 10-K
period 2010-12-31
QUALITY DISTRIBUTION INC
filed 2011-03-11
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐    Non-accelerated filer  ☐    Accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2010 was $53.0 million (based on the closing sale price of $5.17 per share).

As of March 8, 2011, the registrant had 23,536,869 outstanding shares of Common Stock, no par value, outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

INTRODUCTION

In this Annual Report on Form 10-K, unless the context otherwise indicates, (i) the terms the “Company,” “our Company”, “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) the term “QD Capital” refers to our wholly owned subsidiary, QD Capital Corporation, a Delaware corporation, (iv) the term “QCI” refers to our wholly owned subsidiary, Quality Carriers, Inc., an Illinois Corporation, (v) the term “Boasso” refers to our wholly owned subsidiary, Boasso America Corporation, a Louisiana corporation and (vi) the term “QSI” refers to our wholly owned subsidiary, Quala Systems, Inc., a Delaware corporation.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item -1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

•

the effect of local and national economic, credit and capital market conditions on the economy in general, and on the particular industries in which we operate, including excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements;

•	our substantial leverage, our ability to make required payments and restrictions contained in our debt arrangements;

•	competition and rate fluctuations;

•	our reliance on independent affiliates and independent owner-operators;

•	the loss of or material reduction in the services to one or more of our major customers;

•	our liability as a self-insurer to the extent of our deductibles as well as changing conditions and pricing in the insurance marketplace;

•	increased unionization, which could increase our operating costs or constrain operating flexibility;

•	changes in the future, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry;

•	our ability to comply with current and future environmental regulations and the increasing costs relating to environmental compliance;

•	potential disruption at U.S. ports of entry;

•	diesel fuel prices and our ability to recover costs through fuel surcharges;

•	our ability to attract and retain qualified drivers;

•	terrorist attacks and the cost of complying with existing and future anti-terrorism security measures;

•	our dependence on senior management;

•	the potential loss of our ability to use net operating losses to offset future income;

•	potential future impairment charges;

•	the interests of our largest shareholder, which may conflict with your interests;

•	our ability to successfully identify acquisition opportunities, consummate such acquisitions and integrate acquired businesses;

•	our success in entering new markets;

•	adverse weather conditions;

•	the impact of our restructuring on our operations and costs;

•	changes in health insurance benefit regulations;

•	our liability for our proportionate share of unfunded vested benefit liabilities in the event of our withdrawal from any of our multi-employer pension plans; and

•	changes in planned or actual capital expenditures due to operating needs, changes in regulation, covenants in our debt arrangements and other expenses, including interest expenses.

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

PART I

ITEM 1. BUSINESS

Overview

We operate the largest chemical bulk tank truck network in North America through our wholly owned subsidiary, QCI, and are also the largest provider of intermodal ISO tank container and depot services in North America through our wholly owned subsidiary, Boasso. QCI has relationships with 29 independent affiliated trucking operations which provide the physical transportation of chemicals, together with its company-operated trucking terminals.

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We primarily transport a broad range of chemical products and provide our customers with logistics and other value-added services through 29 independent affiliates with 91 trucking terminals and through three company-operated trucking terminals. We are a core carrier for many of the major companies engaged in chemical processing including Ashland, BASF, Dow, DuPont, ExxonMobil, Georgia-Pacific, Honeywell, PPG Industries, Procter & Gamble, Sunoco and Unilever, and we provide services to most of the top 100 chemical producers with North American operations.

Our transportation revenue is a function of the volume of shipments by the bulk chemical industry, prices, the average number of miles driven per load, our market share and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many diverse industries and end-use markets, including consumer and industrial products, paints and coatings, paper and packaging, agriculture and food products, and tends to vary with changing economic conditions.

Due to the nature of our customers’ business, our revenues are seasonal. Revenues generally decline during winter months, namely our first and fourth fiscal quarters and over holidays and rise during our second and third fiscal quarters. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months.

Our wholly owned subsidiary, Boasso, is the largest North American provider of intermodal ISO tank container transportation and depot services, with eight terminals located in the eastern half of the United States. In addition to intermodal tank transportation services, Boasso provides tank cleaning, heating, testing, maintenance and storage services to customers. Boasso provides local and over-the-road trucking primarily within the proximity of the port cities where its depots are located and also sells equipment that its customers use for portable alternative storage or office space.

Demand for intermodal ISO tank containers is impacted by the aggregate volume of imports and exports of chemicals through North American ports, and Boasso’s revenues are accordingly impacted by this import/export volume. In particular, Boasso’s revenues are driven by the number of shipments through ports at which Boasso has terminals, the volume of rail shipments from ports at which Boasso has terminals, and Boasso’s market share. Global economic conditions and differences among the laws and currencies of foreign nations may also impact the volume of shipments.

Financial Reporting Segments

During the fourth quarter of 2010, we realigned and renamed our business segments to better reflect our current business and asset-light model due to the swift of our company-operated operations to independent affiliate operations. Our trucking segment was renamed Logistics and our Container Services segment was renamed Intermodal to better describe the services we perform.

Our two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered are:

•	Logistics, which primarily consists of truckload transportation of bulk chemicals and equipment rentals: and

•	Intermodal, specifically Boasso’s International Organization for Standardization or intermodal ISO tank container transportation and depot services.

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

Our Industry

Logistics (formerly Trucking)

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We estimate, based on industry sources, that the highly fragmented North American for-hire segment of the bulk transport market generated revenues of approximately $5.7 billion in 2009. We specifically operate in the for-hire chemical and food grade bulk transport market (estimated at $4.0 billion in 2009). We believe we have the leading market share (estimated at 14% in 2009) in this sector based on revenues. Through our independent affiliate network, we operate the largest for-hire chemical bulk tank truck network in North America comprising terminals, tractors and trailers. We believe managing a larger carrier network facilitates customer service and lane density, and provides a more favorable cost structure for us and our independent affiliates. As such, we are well-positioned to expand our business by increasing our market share.

The chemical bulk tank truck industry growth is generally dependent on volume growth in the industrial chemical industry, the rate at which chemical companies outsource their transportation needs, the overall capacity of the rail system, and, in particular the extent to which chemical companies make use of the rail system for their bulk chemical transportation needs. We believe the most significant factors relevant to our future business growth in our core business are the ability to obtain additional business from existing customers, add new customers, increase the utilization of our trailer fleet and add and retain qualified drivers.

Our industry is characterized by high barriers to entry such as the time and cost required to develop the operational infrastructure necessary to handle sensitive chemical cargo, the financial and managerial resources required to recruit and train drivers, substantial industry regulatory requirements, strong customer relationships and the significant capital investments required to build a fleet of equipment and establish a network of terminals and independent affiliates.

While many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource a greater proportion of their logistics needs to full service tank truck carriers. Additionally, some of our customers operate their own dedicated private fleets of trucks. As a result of our leading market position, strong customer relationships and flexible business model, we believe we are well-positioned to benefit from customers seeking consolidation of their shipping relationships and those opting to outsource a greater portion of their logistics needs to third-party tank truck carriers.

Intermodal (formerly Container Services)

We estimate that the North American intermodal ISO tank container transportation and depot services market generated revenues of approximately $205.0 million in 2009, and we believe Boasso has the leading market share. The intermodal ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products.

The proliferation of global import/export of bulk liquid chemicals has driven the movement of basic manufacturing out of the United States and has resulted in an increase in chemical plant infrastructure to service these off-shore industries. Driven by this globalization, the intermodal ISO tank container market is a growing sector of the overall liquid bulk chemical transportation sector. Furthermore, chemical manufacturers have sought to efficiently transport their products by utilizing intermodal tank containers. The resulting demand for logistics providers that can offer a broad range of services within the supply chain will drive future growth in this sector. We believe that Boasso will benefit from these trends because of its market leadership, experience and track record.

Competition

The tank truck business is competitive and fragmented. We compete primarily with other tank truck carriers and dedicated private fleets in various states within the United States and Canada. Competition from for-hire carriers is composed of fewer than ten large carriers, most of which have other businesses that do not compete with ours, and more than 200 smaller, primarily regional carriers. With respect to certain aspects of our business, we also compete with intermodal transportation and railroads. Intermodal transportation has increased in recent years. Competition for the bulk tank truck services is based primarily on rates and service. We believe that we enjoy significant competitive advantages over other tank truck carriers because of our market share, overall fleet size, variable cost structure, strength of our independent affiliates and our national terminal network.

Boasso competes primarily with other national, regional and local tank truck carriers and dedicated private fleets as well as local and regional dry container transporters. Competition in our intermodal ISO tank container services business depends on which competitors have facilities that are proximate to the ports serviced by Boasso. Among competitors for a port location, competition is based primarily on rates and service.

Our Competitive Strengths

We believe the following competitive strengths will enable us to sustain our market leadership and continue to grow our business:

Largest Tank Truck Network in a Fragmented Industry

We operate the largest tank truck network in North America with a 14% share of the highly fragmented $4.0 billion for-hire chemical and food grade bulk transport market, in each case estimated by us based on figures contained in Bulk Transporter’s Tank Truck Carrier 2009 Annual Gross Revenue Report. We believe our unique large nationwide network covers all major North American chemical shippers and enables us to serve customers with both international and national requirements better than competitors, the majority of which are regionally focused. Our size allows us, our independent affiliates and our independent owner-operators to benefit from economies of scale in the purchasing of supplies and services, including fuel, tires and insurance coverage. We believe our greater network density allows us to create efficiencies by increasing utilization through reduced “empty miles” with more opportunities to generate backhaul loads.

Asset-Light Business Model

Our extensive use of independent affiliates and independent owner-operators results in a highly variable cost structure with relatively minimal net capital investment requirements. Due to our recent transition to a predominantly affiliate-based business model, we expect our net capital expenditures to generally amount to approximately 1% of operating revenues annually, compared to the industry average of more than 10% for truckload carrier companies. This model also contributes to the stability of our cash flow and margins and increases our return on capital. The independent affiliates are responsible for capital investments and most of the operating expenses related to the business they service, including the capital costs related to purchasing and maintaining tractors. Typically, independent affiliates purchase or lease tractors for their business directly from the manufacturers and lease trailers from us. Independent owner-operators are independent contractors who supply one or more tractors and drivers for our own or our independent affiliates’ use. As with independent affiliates, independent owner-operators are responsible for most of the operating expenses related to the business they service, including costs related to the acquisition and maintenance of tractors.

We prefer to own the trailers as they provide us with a stable source of lease income, as well as access to attractive capital through our asset based loan facility (the “ABL Facility”). Through proper maintenance, we are typically able to extend the useful lives of trailers beyond the expected 20 year life, leading to operational flexibility.

Core Carrier to Blue Chip Chemical Companies

We provide services to most of the top 100 chemical producers with U.S. operations, including many Fortune 500 companies and other major companies engaged in chemical processing. Our key customers include Ashland, BASF, Dow, DuPont, ExxonMobil, Procter & Gamble and PPG Industries. In 2010, 2009 and 2008, our top 10 customers accounted for approximately 35.8%, 32.4% and 30.9%, respectively, of our logistics revenue. No single customer accounted for more than 7% of our logistics revenue in 2010. Our ability to maintain these business relationships reflects our service performance and commitment to safety and reliability. We have established long-term customer relationships with these clients, which help us attract and retain experienced independent affiliate terminal operators and drivers. Our team of national account vice presidents and directors have decades of experience in our industry, which we believe enables them to provide practical solutions to complex customer issues.

Exposure to High Growth International Markets

Through Boasso’s operations, we have significant exposure to high growth international markets. Boasso is the leading provider of intermodal ISO tank container over-the-road transportation and depot services in North America. The intermodal tank container transportation market has experienced significant growth recently as international chemical trade has increased and chemical manufacturers move towards greater utilization of intermodal tanks and standardized intermodal tank containers to efficiently transport their products around the world via sea, land and air. Boasso’s tank container depots, which provide transportation, cleaning, heating, testing, maintenance and storage services, are located at or near ports in New Orleans, LA; Houston, TX; Newark, NJ; Charleston, SC; Chicago, IL; Detroit, MI; Savannah, GA and Jacksonville, FL. Since we acquired Boasso in 2007, their revenues have increased at a compound annual growth rate of approximately11%.

Diverse Product End-Markets

We serve customers in a number of different industries, whose products reach a diverse group of end-markets. Many of our customers’ major end-markets, such as refining and water treatment, energy, ink and agriculture typically have volumes that we believe are not highly correlated with economic cycles. In addition, our most recent affiliate addition expands our presence in the dry bulk shipping industry. We believe the diversity of our customer base, geography and end-markets provides a competitive advantage.

Stable Pricing Environment

We believe pricing in the bulk tank truck industry tends to be more stable than pricing in the overall trucking industry. We believe the specialized nature of the bulk tank truck industry, including specifically-licensed drivers, specialized equipment, and more stringent safety requirements create barriers to entry which limit the more drastic swings in supply experienced by the broader trucking industry. Additionally, it is common practice in the bulk tank truck industry for customers to pay fuel surcharges, which enables trucking companies to recover fuel price increases from customers.

Safe and Efficient Operations

We have a strong emphasis on safety in our operations and have a relentless focus on improving productivity and efficiency. Since 2007, we have reduced our Department of Transportation (“DOT”) accident rating from 0.7 to 0.6, which is below the national average of 0.7 in 2010. This proactive approach to safety has resulted in financial benefits by enabling us to reduce our insurance deductibles from $5 million to $2 million and obtain letter of credit reductions of $22.0 million in the past few years. In addition, our insurance costs have decreased from $23.9 million in 2007 to $15.5 million in 2010. Given the nature of the cargo we haul, which requires a high degree of careful handling, we believe that our strong focus on safety creates a competitive advantage for us. We believe we are well positioned to comply with the recent implementation of the Federal Motor Carrier Safety Administration’s (the “FMCSA”) Comprehensive Safety Analysis 2010 (“CSA”) program, which imposes additional safety standards on the industry.

Strong Management Team with a Track Record of Success

Our management team, led by our Chief Executive Officer, Gary Enzor, successfully navigated our business through the recent economic slowdown by implementing cost savings measures and by leading the transition to an affiliate-based network, among other initiatives. As a result, we believe we are well positioned to benefit from an economic recovery. Mr. Enzor, as well as our President and Chief Operating Officer, Steve Attwood, our Executive Vice President and Chief Financial Officer, Joe Troy, and other senior managers have significant managerial, operational and financial experience and have implemented various operational initiatives to improve productivity. Our management team has demonstrated its ability to acquire and integrate assets, as well as divest non-core businesses, as evidenced by the acquisition of Boasso in December 2007 and the divestiture of the QSI tank wash business in October 2009. And over the last several months, our team has successfully refinanced our debt, reduced leverage and raised equity capital, leading to a stronger financial position for the company.

Our Growth Strategy

Building on the strengths mentioned above, we plan to grow our revenue and increase cash flow and profitability as follows:

Pursue Attractive Growth Opportunities

Grow Business with Blue Chip Customers

We plan to leverage our strong existing relationships with the major chemical shippers to increase our market share of these customers’ volumes. For example, in the past few years, due to our strong commitment to customer service, we have been the sole source provider for one major chemical shipper and have grown revenue from $1 million in 2004 to $18 million in 2010. In addition, we increased our revenue with another major chemical distributor from $3 million in 2004 to $27 million in 2010 by leveraging our national network, solutions approach and customer service. Through our dedicated salesforce, we maintain an active and robust pipeline of potential opportunities to grow our business. We believe our business model allows our existing infrastructure to absorb significant additional volume without the need for major capital expenditures.

Expand Through Acquisitions and New Independent Affiliations

We have strong organizational competence which we believe will allow us to identify and evaluate potential opportunities to acquire assets and businesses and increase our independent affiliate network. We believe we can make selective, highly accretive add-on acquisitions on an opportunistic basis to supplement our existing core business. For example, in 2007, we acquired Boasso, the largest North American provider of ISO intermodal tank container transportation and depot services. In addition to acquiring companies, we are able to grow externally by bringing new independent affiliates into our network. We believe that the various services we provide to our independent affiliates, including working capital, back office and sales support, technology support, insurance and cash flow management and regulatory compliance oversight, make our platform attractive for our independent affiliates. For example, in 2010, we added F.T. Silfies, a dry bulk carrier with annualized revenues of approximately $14 million, primarily servicing the east coast markets, to our affiliate network.

New Markets

In 2010, we launched an initiative to identify complementary markets to enhance organic growth in our chemical business. Specifically, in our fourth quarter of 2010, we began marketing transportation services to the frac shale natural gas and oil drilling industry. This addressable market is extensive and growing at a faster rate than our core chemical market. As we attempt to penetrate this segment, we intend to build a sizable share as the market is currently served primarily by small under-resourced carriers. In addition to growth potential, the returns in the energy market are very compelling with higher margins and better equipment utilization than we generally experience in our core chemical business. In the first quarter of 2011, we began hauling fresh water to drill sites for two customers in the Marcellus Shale region of Pennsylvania and are in contract discussions to provide services to other customers as well. We are optimistic that this new market can be a significant contributor to our 2011 revenue growth.

Enhance Independent Affiliate Trucking Operations

We have focused over the last two years and continue to focus on a less capital-intensive business model based on our 29 independent affiliates. We believe these actions reduce certain fixed costs and provide a more flexible, variable cost structure for us. In 2008 and 2009, we transitioned the majority of our company-operated terminals to independent affiliates. We also moved one-third of our sales representatives to the independent affiliates to better cover key regional accounts. As a result of these actions and the sale of our tank wash business, we generated approximately 95% and 77% of our transportation revenue (excluding Boasso) in the years ended December 31, 2010 and December 31, 2009, respectively, from independent affiliates. We believe that the greater proportion of operating revenue derived from independent affiliate operations in 2010 is likely to be indicative of the proportion of operating revenue derived from independent affiliate operations in the future. At the same time, due to our ownership of the customer contracts and relationships, presence of non-compete agreements with the independent affiliates, and our ownership of the trailers, our relationships with the independent affiliates tend to be long-term in nature, with minimal turnover. We also monitor volume performance of each independent affiliate on a regular basis to ensure operating performance is in line with management’s expectations. We work proactively with our affiliates to take corrective action or render assistance where appropriate and have certain contractual mechanisms in place to remedy sustained underperformance. We believe our selected independent affiliates are also generally well-financed and have the capacity to increase their revenue base while maintaining a high level of customer service.

Focus on Driver Recruitment and Retention

We are committed to being a driver-focused company that provides both technical support and personal respect to these professionals. We believe we offer competitive compensation at a premium compared to most commercial driving opportunities. With an average haul length of 300 miles, the drivers are also generally home more frequently. Our driver organization contains field-based recruiters who augment the friendly, small business environment provided by our business model. As the overall economy improves, we believe our ability to attract drivers could prove to be a significant competitive advantage to us.

Increase Trailer Utilization

At December 31, 2010, we owned or leased approximately 4,600 trailers, the majority of which we lease or sublease to independent affiliates. Trailer leasing is a key component of our business model. Through proper maintenance, we are typically able to extend the useful lives of trailers beyond the expected 20 year life, leading to operational flexibility. Our independent affiliates have significant contractual limitations on their ability to lease or purchase trailers from sources other than us, helping to ensure their continued utilization. Based on our current trailer fleet, we believe we have the ability to continue to capture additional business volume with minimal capital expenditures. To increase our trailer utilization, we also actively pursue opportunities to lease our trailers to third parties other than our independent affiliates. The operating leverage inherent in our business model allows a significant portion of any incremental revenue generated through increased trailer utilization to flow through to our operating income.

Independent Owner-Operators

We and our independent affiliates extensively utilize independent owner-operators. Independent owner-operators are independent contractors who, through a contract with QCI, supply one or more tractors and drivers for QCI or independent affiliate use. Independent owner-operators’ contracts generally are terminable by either party upon short notice.

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

Employees and Independent Owner-Operators

At December 31, 2010, we utilized 2,730 drivers of which 2,403 were utilized in our logistics segment and 327 were utilized in our intermodal segment. Of this total, 1,410 were independent owner-operators, 1,145 were independent affiliate drivers, and 175 were company employee drivers.

Company Personnel

At December 31, 2010, we employed 752 personnel, approximately 7.2% fewer than at December 31, 2009 and approximately 55.1% fewer than at December 31, 2008. Of this total, 417 were employed in our intermodal segment and 335 were employed in our logistics segment.

We provide our employees with health, dental, vision, life, and other insurance coverage subject to certain premium sharing and deductible provisions.

Union Labor

At December 31, 2010, we had 141 employees and our independent affiliates had 7 employees who were members of the International Brotherhood of Teamsters. All 148 employees are utilized in our logistics segment.

Tractors and Trailers

As of December 31, 2010, we managed a fleet of approximately 2,900 tractors and 5,700 trailers utilized by either us, our independent affiliates, independent owner-operators, or shippers. The majority of our trailers are single compartment, chemical-hauling trailers. The balance of the fleet is made up of multi-compartment trailers, dry bulk trailers, and special use equipment. The chemical transport units typically have a capacity between 5,000 and 7,800 gallons and are designed to meet DOT specifications for transporting hazardous materials. Each trailer is designed for a useful service life of 15 to 20 years, though this can be extended through upgrades and modifications. Each tractor is designed for a useful life of five to seven years, though this can be extended through upgrades and modifications.

We utilize third party repair shops for inspecting and repairing our fleets. Our systems enable us to determine when inspections and scheduled maintenance needs to be performed.

The following tables show the approximate number and age of tractors and trailers we managed as of December 31, 2010 and the total number of tractors and trailers we managed as of December 31, 2010 and 2009:

TRACTORS (1)(2)	LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	GREATER THAN 10 YEARS	2010 TOTAL	2009 TOTAL
Company	84	315	154	9	562	704
Independent Affiliate	121	615	289	84	1,109	862
Independent Owner-Operator	49	281	497	403	1,230	1,273

Total	254	1,211	940	496	2,901	2,839

TRAILERS (1)(3)	LESS THAN 5 YEARS	6~10 YEARS	11~15 YEARS	16~20 YEARS	GREATER THAN 20 YEARS	2010 TOTAL	2009 TOTAL
Company (4)	551	258	1,490	559	1,152	4,010	4,923
Independent Affiliate	249	116	379	189	548	1,481	1,224
Independent Owner-Operator	—	—	1	—	1	2	5
Shipper-Owned	136	30	23	15	41	245	258

Total	936	404	1,893	763	1,742	5,738	6,410

(1)	Age based upon original date of manufacture; tractor/trailer may be substantially refurbished or re-manufactured.
(2)	Includes tractors used in both the logistics and intermodal segments.
(3)	Excludes approximately 1,000 chassis utilized in the intermodal segment.
(4)	Excludes approximately 350 chassis utilized in the logistics segment and approximately 250 unutilized trailers.

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

ENVIRONMENTAL MATTERS

It is our policy to comply with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. We have obtained independent certification that our management system is in place and functions according to professional standards and we continue to evaluate and continuously improve our Responsible Care® Management System performance. Our activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, many of which are classified as hazardous materials or hazardous substances. Historically, our operations involved the generation, storage, discharge and disposal of wastes that may contain hazardous substances, the inventory and use of cleaning materials that may contain hazardous substances and the control and discharge of storm-water from industrial sites. In addition, we may store diesel fuel, materials containing oil and other hazardous products at our terminals. As such, we and others who operate in our industry are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. Under certain of these laws, we could also be subject to allegations of liability for the activities of our independent affiliates or independent owner-operators.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of December 31, 2010 and 2009, we had reserves in the amount of $10.9 million and $11.6 million, respectively, for all environmental matters, of which the most significant are discussed below.

The balances presented include both long term and current environmental reserves. We expect the estimated environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified in our Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 25 sites. At 18 of the 25 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 2 of the 18 sites, we will be participating in the initial studies to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 3 of the 18 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated all future expenditures for these 18 multi-party environmental matters to be paid over the next five years to be in the range of $2.2 million to $3.8 million. At 7 of the 25 sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Four of these projects relate to operations conducted by our subsidiary, CLC, and its subsidiaries prior to our acquisition of CLC in 1998. These four sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; and (4) Scary Creek, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures over the next five years for these seven properties to be in the range of $8.7 million to $16.7 million.

Bridgeport, New Jersey

QDI is required under the terms of three federal consent decrees to perform remediation at this operating truck terminal and tank wash site. CLC entered into consent orders with the U.S. Environmental Protection Agency (“USEPA”) in May 1991 for the treatment of groundwater and in October 1998 for the removal of contamination in the wetlands. In addition, we recently entered into a third federal consent decree to assess and remediate contaminated soils at the site.

The groundwater treatment remedy negotiated with USEPA calls for a treatment facility for in-place treatment of groundwater contamination and a local discharge. Treatment facility construction was completed in early 2007. After various start-up issues, the treatment facility began initial operations in June 2010. The plant experienced issues with the treatment of vapor phase emissions and operation was suspended in July 2010. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is continuing. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in September 2009 for the limited areas that show contamination and warrant additional investigation or work. We negotiated with USEPA in 2010 to enter a consent order to perform the remediation work, which will consist of in-place thermal treatment. This work is currently in the remedial design phase. We have estimated expenditures over the next five years to be in the range of $6.0 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP and USEPA in October 1995 obligating it to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a treatment facility with local discharge for groundwater treatment in the fourth quarter of 2007. Plant start-up issues have been resolved and the treatment facility began operations in June 2010. The plant experienced issues with the liquid phase carbon treatment process and the operation was suspended in August 2010. After some modification work, the plant was re-started at the end of 2010. The agencies approved a contaminated soils remedy, which required both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction. The remedy expanded to include off-site shipment of contaminated soils. Soil treatment was completed in September 2007. Site sampling has been conducted and the results indicate that the soil clean-up objectives have not been fully achieved. Negotiations are on-going with USEPA over further remedial actions that may be needed at the site. We have estimated expenditures over the next five years to be in the range of $0.9 million to $3.4 million.

Other Properties

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

ISRA New Jersey Facilities: We are obliged to conduct investigations and remediation at three current or former New Jersey tank wash and terminal sites pursuant to the state’s ISRA, which requires such remediation following the sale of facilities after 1983. These sites are in the process of remedial investigation with projections set in contemplation of limited soil remediation expense for contaminated areas.

We have estimated aggregate future expenditures for Tonawanda, Scary Creek and ISRA to be in the range of $1.8 million to $4.8 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

MOTOR CARRIER REGULATION

As a motor carrier, we are subject to regulation by the FMCSA, of which is a unit of the DOT. The FMCSA enforces comprehensive trucking safety regulations and performs certain functions relating to such matters as motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from independent owner-operators. There are additional regulations specifically relating to the tank truck industry, including testing and specifications of equipment and product handling requirements. We may transport most types of freight to and from any point in the United States over any route selected by us. The trucking industry is subject to possible regulatory and legislative changes, including changes intended to address climate change, that may affect the economics of the industry by requiring changes in operating practices, restricting and taxing emissions or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes may include increasingly stringent environmental regulations, increasing control over the transportation of hazardous materials, changes in the hours-of-service regulations which govern the amount of time a driver may drive in any specific period of time, extension of electronic on-board recorder mandates or limits on vehicle weight and size.

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. To a large degree, intrastate motor carrier operations are subject to safety and hazardous material transportation regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations mandate drug and alcohol testing of drivers and other safety personnel. In 2010, we underwent a compliance review by the FMCSA in which we retained our satisfactory DOT safety rating. We anticipate a follow-up review in the future, including with respect to issues identified in the 2010 review, which could result in the imposition of corrective action with which we would be required to comply. Any downgrade in our DOT safety rating (as a result of the new CSA regulations described below, any follow-up reviews or otherwise) could adversely affect our business.

In December 2010, the FMCSA began to rate individual driver safety performance inclusive of all driver violations over 3-year time periods under new regulations known as the CSA. CSA is an FMCSA initiative designed to provide motor carriers and drivers with attention from FMCSA and state partners about their potential safety problems with an ultimate goal of achieving a greater reduction in large truck and bus crashes, injuries, and fatalities. Prior to these regulations, only carriers were rated by the DOT and the rating only included out-of-service violations and ticketed offenses associated with out-of-service violations. Under the CSA, the FMCSA may deem carriers with poor safety performance unfit to operate, which serves to prohibit the carrier from operating until its safety fitness determination improves.

Title VI of The Federal Aviation Administration Authorization Act of 1994 generally prohibits individual states, political subdivisions thereof and combinations of states from regulating price, entry, routes or service levels of most motor carriers. However, the states retained the right to continue to require certification of carriers, based upon two primary fitness criteria—safety and insurance—and retained certain other limited regulatory rights. Prior to January 1, 1995, we held intra-state authority in several states. Since that date, we have either been “grandfathered” or have obtained the necessary certification to continue to operate in those states. In states in which we were not previously authorized to operate intra-state, we have obtained certificates or permits allowing us to operate.

We are subject to compliance with cargo security and transportation regulations issued by the Transportation Security Administration and by the Department of Homeland Security, including regulation by the Bureau of Customs and Border Protection. We believe that we will be able to comply with Bureau of Customs and Border Protection rules, requiring pre-notification of cross-border shipments, with no material effect on our operations. We are also subject to the motor carrier laws of Canada and Mexico.

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

Our business is dependent on various economic factors over which we have little control, that include:

•	the availability of qualified drivers;

•	access to the credit and capital markets;

•	changes in regulations concerning shipment and storage of material we transport and depot;

•	increases in fuel prices, taxes and tolls;

•	increases in costs of equipment;

•	interest rate and currency fluctuations;

•	excess capacity in the chemical tank or ISO container industry;

•	changes in license and regulatory fees;

•	potential disruptions at U.S. ports of entry;

•	downturns in customers’ business cycles; and

•	reductions in customers’ shipping requirements.

As a result, we may experience periods of overcapacity, declining prices, lower profit margins and less availability of cash in the future. We have a large number of customers in the chemical-processing and consumer-goods industries. If these customers experience fluctuations in their business activity due to an economic downturn, work stoppages or other industry conditions, the volume of freight transported by us or intermodal provided by us on behalf of those customers may decrease. The volume of shipments of chemical products is, in turn, affected by many other industries and end use markets, including consumer and industrial products, paints and coatings, paper and packaging, agriculture and food products, and tends to vary with changing economic conditions.

The trucking industry, in general, has experienced a slowdown due to lower demand resulting from slowing economic conditions through 2008 and 2009. These conditions continued, although to a lesser extent, in 2010 and it is uncertain whether economic conditions will improve in 2011 and beyond.

Our debt agreements contain restrictions that could limit our flexibility in operating our business.

Our ABL Facility and the indentures governing our 9.875% Second-Priority Senior Secured Notes due 2018 (the “2018 Notes”) and our 11.75% Senior Subordinated PIK Notes due 2013 (the “2013 PIK Notes”) contain covenants that limit or prohibit our ability, among other things, to:

•	incur or guarantee additional indebtedness or issue certain preferred shares;

•	redeem, repurchase, make payments on or retire subordinated indebtedness or make other restricted payments;

•	make certain loans, acquisitions, capital expenditures or investments;

•	sell certain assets, including stock of our subsidiaries;

•	enter into sale and leaseback transactions;

•	create or incur liens;

•	consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our independent affiliates.

These covenants may prohibit or impair us from taking actions that we believe are best for our business and shareholders. Furthermore, under the ABL Facility we may be required to satisfy and maintain specified financial ratios under certain conditions. Our ability to meet those financial ratios can be affected by events beyond our control, and we may not meet those ratios. In addition, covenants in our debt agreements limit our use of proceeds from our ordinary operations and from extraordinary transactions. These limits may require us to apply proceeds in a certain manner or prohibit us from utilizing the proceeds in our operations or from prepaying or retiring indebtedness that we desire.

A failure to comply with any of the covenants contained in the ABL Facility or our other indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of default, the lenders of the defaulted indebtedness:

•	would not be required to lend any additional amounts to us under the ABL Facility;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due immediately and terminate all commitments to extend further credit; or

•	could require us to apply all of our available cash to repay these borrowings.

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

We had consolidated indebtedness and capital lease obligations, including current maturities of $317.3 million as of December 31, 2010. We must make regular payments under the ABL Facility and our capital leases, and semi-annual and quarterly interest payments under our outstanding notes.

Our 2013 PIK Notes issued in the quarter ended December 31, 2009 carry high fixed rates of total interest and high cash rates of interest. In addition, interest on amounts borrowed under our ABL Facility is variable and will increase as market rates of interest increase. We do not presently hedge against the risk of rising interest rates. Our higher interest expense may reduce our future profitability. Our future higher interest expense and future redemption obligations could have other important consequences with respect to our ability to manage our business successfully, including the following:

•	it may make it more difficult for us to satisfy our obligations for our indebtedness, and any failure to comply with these obligations could result in an event of default;

•	it will reduce the availability of our cash flow to fund working capital, capital expenditures and other business activities;

•	it increases our vulnerability to adverse economic and industry conditions;

•	it limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	it may make us more vulnerable to further downturns in our business or the economy; and

•	it limits our ability to exploit business opportunities.

The ABL Facility matures June 18, 2013. However, the maturity date of the ABL Facility may be accelerated if we default on our obligations. If the maturity of the ABL Facility and/or such other debt is accelerated, we do not believe that we will have sufficient cash on hand to repay the ABL Facility and/or such other debt or, unless conditions in the credit markets improve significantly, that we will be able to refinance the ABL Facility and/or such other debt on acceptable terms, or at all. The failure to repay or refinance the ABL Facility and/or such other debt at maturity will have a material adverse effect on our business and financial condition, would cause substantial liquidity problems and may result in the bankruptcy of us and/or our subsidiaries. Any actual or potential bankruptcy or liquidity crisis may materially harm our relationships with our customers, suppliers and independent affiliates.

Our ability to satisfy our interest and principal payment obligations will depend upon, among other things:

•	our future financial and operating performance, which will be affected by many factors beyond our control; and

•	our future ability to borrow under the ABL Facility, the availability of which depends on, among other things, our complying with the covenants in the ABL Facility.

We may not generate sufficient cash flow from operations, and we may not be able to draw under the ABL Facility, in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient to service our indebtedness or fund our operations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we are not able to refinance any of our indebtedness, sell assets or raise capital on commercially reasonable terms, or at all, or for sufficient proceeds, we could default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations or cash flows.

Despite our substantial indebtedness, we may incur significantly more indebtedness, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The ABL Facility and the indentures governing the 2018 Notes and the 2013 PIK Notes contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. We had $79.6 million available for additional borrowing under the ABL Facility as of December 31, 2010, including a subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of indebtedness beyond this amount. Additional leverage could have a material adverse effect on our business, financial condition, results of operations or cash flows and could increase the risks described in “Our debt agreements contain restrictions that could limit our flexibility in operating our business,” and “We have substantial indebtedness and may not be able to make required payments on our indebtedness.”

The trucking industry is extremely competitive and fragmented.

The trucking industry is extremely competitive and fragmented. No single truckload carrier has a significant market share. We compete with many other truckload carriers of varying sizes, customers’ private fleets, and, to a lesser extent, with railroads, which may limit our growth opportunities and reduce profitability. Historically, competition has created downward pressure on the trucking industry’s pricing structure. Some trucking companies with which we compete have greater financial resources than we do.

We believe that the most significant competitive factor that impacts demand for our services is rates, and we may be forced to lower our rates based on our competitors’ pricing decisions, which would reduce our profitability. In fact, certain markets that we serve have experienced fierce price competition in recent years. This has been further magnified through the impact of the recent global economic recession as trucking companies have focused more on price to retain business and market share. With respect to certain aspects of our business, we also compete with intermodal transportation and railroads. Intermodal transportation has increased in recent years. Growth in such forms of transport could adversely affect our market share, net sales and profit margins.

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

Our reliance upon independent affiliates and independent owner-operators could adversely affect our operations and profitability.

We rely heavily upon independent affiliates and independent owner-operators to perform the logistics services for which we contract with our customers. A reduction in the number of independent owner-operators, whether due to capital requirements related to the expense of obtaining, operating and maintaining equipment or for other reasons, could have a negative effect on our operations and profitability. Similarly the loss of one or more independent affiliates could adversely affect our profitability.

Contracts with independent affiliates are for various terms and contracts with independent owner-operators may be terminated by either party on short notice. Although independent affiliates and independent owner-operators are responsible for paying for their own equipment and other operating costs, significant increases in these costs could cause them to seek a higher percentage of the revenue generated if we are unable to increase our rates commensurately. A continued decline in the rates we pay to our independent affiliates and independent owner-operators could adversely affect our ability to maintain our existing independent affiliates and independent owner-operators and attract new independent affiliates, independent owner-operators and drivers. Disagreements with independent affiliates or independent owner-operators as to payment or other terms, or the failure of a key independent affiliate to meet our contractual obligations or otherwise perform consistent with our requirements may require us to utilize alternative suppliers, in each case at potentially higher prices or with disruption of the services that we provide to our customers. If we fail to deliver on time or if the costs of our services increase, then our profitability and customer relationships could be harmed.

Although our independent affiliates and independent owner-operators have substantial contractual obligations to us, we do not control them. These independent affiliates and independent owner-operators typically utilize tractors and trailers bearing our tradenames and trademarks. To the extent that one of our independent affiliates or independent owner-operators are subject to negative publicity, it could reflect on us and have a material adverse effect on our business, brand, results of operations, cash flows or financial condition.

The loss of one or more significant customers may adversely affect our business.

We are dependent upon a limited number of large customers. Our top ten customers accounted for 35.8% of our logistics revenue during 2010. The loss of one or more of our major customers, or a material reduction in services we perform for such customers, may have a material adverse effect on our business, results of operations or financial condition.

We are self-insured and have exposure to certain claims and are subject to the insurance marketplace, all of which could affect our profitability.

The primary accident risks associated with our business are:

•	motor-vehicle related bodily injury and property damage;

•	workers’ compensation claims;

•	environmental pollution liability claims;

•	cargo loss and damage; and

•	general liability claims.

We currently maintain insurance for:

•	motor-vehicle related bodily injury and property damage claims, covering all employees, independent owner operators and independent affiliates;

•	workers’ compensation insurance coverage on our employees and company drivers;

•	environmental pollution liability claims; and

•	general liability claims.

Our insurance program includes a self insured deductible of $2.0 million per incident for bodily injury and property damage and a $1.0 million deductible for workers’ compensation. In addition, we currently maintain insurance policies with a total limit of $40.0 million, of which $35.0 million is provided under an umbrella liability policy and $5.0 million is provided under a truckers’ liability policy. The $2.0 million deductible per incident could adversely affect our profitability, particularly in the event of an increase in the number or severity of incidents. Additionally, we are self-insured for damage to the equipment that we own and lease, as well as for cargo losses and such self-insurance is not subject to any maximum limitation. We extend insurance coverage to our independent affiliates and independent owner-operators for (i) motor vehicle related bodily injury, (ii) motor-vehicle related property damage, and (iii) cargo loss and damage. Under this extended coverage, independent affiliates and independent owner-operators are responsible for only a small portion of the applicable deductibles.

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

In December 2010, the FMCSA began to rate individual driver safety performance inclusive of all driver violations over 3-year time periods under new regulations known as the CSA. CSA is an FMCSA initiative designed to provide motor carriers and drivers with attention from FMCSA and state partners about their potential safety problems with an ultimate goal of achieving a greater reduction in large truck and bus crashes, injuries, and fatalities. Prior to these regulations, only carriers were rated by the DOT and the rating only included out-of-service violations and ticketed offenses associated with out-of-service violations. Any downgrade in our DOT safety rating (as a result of these new regulations, any follow-up reviews or otherwise) could adversely affect our business.

The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices, emissions or by changing the demand for common or contract carrier services or the cost of providing trucking services. Possible changes include:

•	increasingly stringent environmental regulations, including changes intended to address climate change;

•	restrictions, taxes or other controls on emissions;

•	increasing control over the transportation of hazardous materials;

•	changes in the hours-of-service regulations, which govern the amount of time a driver may drive in any specific period;

•	extension of electronic on-board recorder mandates;

•	requirements leading to accelerated purchases of new trailers;

•	mandatory limits on vehicle weight and size; and

•	mandatory regulations imposed by the Department of Homeland Security.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state, or local taxes, including taxes on motor fuels and emissions, which may increase our or our independent affiliates’ operating costs, require capital expenditures or adversely impact the recruitment of drivers.

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

Our activities, particularly those relating to our handling, transporting and storage of bulk chemicals, are subject to environmental, health and safety laws and regulation by governmental authorities in the United States as well as foreign governmental authorities. Among other things, these environmental laws and regulations address emissions to the air, discharges onto land and into water, the generation, handling, storage, transportation, treatment and disposal of waste materials, and the health and safety of our employees. These laws generally require us to obtain and maintain various licenses and permits. Most environmental laws provide for substantial fines, penalties and potential criminal sanctions for violations. Additionally, we have been, and may in the future be required to obtain financial guarantees, such as letters of credit, for environmental obligations. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become stricter over time. Some of these laws and regulations are subject to varying and conflicting interpretations. There can be no assurance that violations of such laws, regulations, permits or licenses will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs on us.

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

In addition, we have been named a potentially responsible party at various sites under the CERCLA and other environmental regulatory programs. Our current reserves provided for these sites may prove insufficient, which would result in future charges against earnings. Furthermore, we could be named a potentially responsible party at other sites in the future and the costs associated with such future sites could be material.

Potential disruptions at U.S. ports of entry could adversely affect our business, financial condition and results of operations.

Any disruption of the delivery of intermodal ISO tank containers to those ports where we do business would reduce the number of intermodal tank containers that we transport, store, clean or maintain. This reduced activity may have a material adverse effect on our business, results of operations or financial condition.

If fuel prices increase significantly, our results of operations could be adversely affected.

We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Political events in the Middle East, Venezuela, and elsewhere, as well as hurricanes and other weather-related events, and current and future market-based (cap-and-trade) greenhouse gas emissions control mechanisms, also may cause the price of fuel to increase. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have recovered the majority of the increases in fuel prices from customers through fuel surcharges. Fuel surcharges that can be collected may not always fully offset the increase in the cost of diesel fuel. To the extent fuel surcharges are insufficient to offset our fuel costs or we are unable to continue passing on increased fuel costs to our customers, our results of operations may be adversely affected.

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

In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks and fingerprinting of drivers in connection with new hazardous materials endorsements on their licenses. Such existing measures and future measures may have significant costs associated with them which a motor carrier is forced to bear. Moreover, large trucks carrying toxic chemicals are potential terrorist targets, and we may be obligated to take measures, including possible capital expenditures intended to protect our trucks. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could continue to increase dramatically or such coverage could be unavailable in the future.

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

At December 31, 2010, goodwill and other intangible assets represented approximately $43.9 million, or approximately 16.2% of our total assets and approximately 25.4% of our non-current assets, the carrying value of which may be reduced if we determine that those assets are impaired. In addition, at December 31, 2010, net property and equipment totaled approximately $113.4 million, or approximately 41.8% of our total assets.

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

The annual goodwill impairment review performed as of June 30, 2010 resulted in no impairment. The annual goodwill impairment review performed in June 2009 indicated there was goodwill impairment. As a result of the analysis, we concluded that a total impairment charge to goodwill of $146.2 million was necessary at June 30, 2009, of which $144.3 million was related to our logistics segment, eliminating 100% of the carrying amount of goodwill of that segment, and $1.9 million was related to our intermodal segment.

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

We may be unable to realize all of the intended benefits of any future acquisitions. As part of our business strategy, we will evaluate potential future acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure you that our acquisition strategies will be viewed positively by customers or achieve their intended benefits. Often acquisitions are undertaken to improve the operating results of either or both the acquirer and the acquired company and we cannot assure you that we will be successful in this regard. We will encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could have a material adverse effect on our business, financial condition, and results of operations or cash flows.

Our restructuring involves risks to our business operations and may not reduce our costs.

During 2008, 2009, and 2010, we eliminated non-driver positions, consolidated and closed under-performing company terminals, implemented certain contract terminations, transitioned company-owned terminals to independent affiliates and took other measures intended to reduce future costs. These steps have placed, and will continue to place, pressures on our management, administrative and operational infrastructure as well as on our results of operations. Employees that departed in connection with the restructuring possessed knowledge of our business, skills and relationships with our customers, independent affiliates, drivers and other employees that were not replaced. As a result, our remaining employees may be required to serve new operational roles in which they have limited experience, which may reduce employee satisfaction and productivity. New relationships may also reduce customer, independent affiliate or driver satisfaction. Additionally, our restructuring plans and related efforts may divert management’s and other employees’ attention from other business concerns.

As a result of the restructuring, we took pre-tax charges in 2008, 2009 and 2010, which represent severance-related costs and costs associated with lease and contract terminations. The majority of these costs were cash expenditures paid during 2008, 2009 and 2010 or costs that we expect to pay in the future. Actual costs may exceed our estimates. Furthermore, we formulated this restructuring plan with the goal of reducing our future operating expenses. Our future operating expenses may not be reduced as we expect, or reductions may be offset in the future by other expenses.

In addition, risks and uncertainties associated with implementation of the restructuring plan that are not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Increased unionization could increase our operating costs or constrain operating flexibility.

Although only approximately 2.7% of our driver population, including independent owner-operators and employees of independent affiliates, was subject to collective bargaining agreements at December 31, 2010, unions such as the International Brotherhood of Teamsters have traditionally been active in the U.S. trucking industry. Unionized workers could disrupt our operations by strike, work stoppage or other slowdown. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization. Increased unionization of our workforce could result in higher compensation and working condition demands that could increase our operating costs or constrain our operating flexibility.

If we withdraw from any of our multi-employer pension plans, we will be liable for a proportionate share of such plan’s unfunded vested benefit liabilities upon our withdrawal.

As of December 31, 2010, we contribute to three multi-employer pension plans for employees under collective bargaining agreements. In conjunction with our restructuring efforts, in the third quarter of fiscal 2010, we notified the trustees of three other plans of our intention to withdraw from the plans. These three withdrawal notifications are expected to result in an aggregate withdrawal liability of approximately $2.0 million. Therefore, we recorded a restructuring charge for this amount in the third quarter of fiscal 2010. Approximately $0.2 million of the total estimated withdrawal liability is expected to be paid within one year of the effective date of our withdrawal from the plans with the remaining $1.8 million expected to be paid over the next twelve years following the effective date of our withdrawal from the plans.

We do not currently intend to withdraw from the remaining three multi-employer pension plans or take any actions that would subject us to payment of contingent obligations. Based on information provided to us from the trustees of these remaining plans, we estimate our portion of the contingent liability in the case of a full withdrawal or termination from these remaining plans to be approximately $58.0 million, of which the largest component relates to the Central States Southeast and Southwest Areas Pension Plan, which is estimated to be $54.0 million.

Risks Related to our Common Stock

We have a single shareholder who can substantially influence the outcome of all matters voted upon by our shareholders and prevent actions which a shareholder may otherwise view favorably.

As of March 8, 2011, Apollo Investment Fund III, L.P. and its affiliated funds (“Apollo”) were our largest shareholder and owned or controlled approximately 33.5% of our outstanding common stock. As a result, Apollo can influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions such as acquisitions, the ability to block an unsolicited tender offer and any other matters requiring a vote of shareholders. Four of our board members are partners or employees of Apollo. This concentration of ownership and board representation could delay, defer or prevent a change in control of our Company or impede a merger, consolidation, takeover or other business combination that a shareholder may otherwise view favorably.

Our ability to issue “blank check” preferred stock and Florida law may prevent a change in control of our Company that a shareholder may consider favorable.

Provisions of our articles of incorporation and Florida law may discourage, delay or prevent a change in control of our Company that a shareholder may consider favorable. These provisions include:

•

authorization of the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares in order to control a takeover attempt which the Board viewed unfavorably;

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

The market price of our common stock could decline as a result of sales by our existing shareholders of a large number of shares of our common stock. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As of March 8, 2011, there are approximately 23.5 million shares of common stock outstanding. Approximately 8.7 million shares of common stock, as of March 8, 2011, are “restricted securities” as defined in Rule 144 under the Securities Act of 1933 or are held by affiliates.

In addition, as of March 8, 2011, we have 2.0 million shares of common stock available for issuance under our stock option plan and restricted stock incentive plan. As of March 8, 2011, there were outstanding options for 2.6 million shares and outstanding warrants for 0.4 million shares of our common stock. Exercise of the warrants and of options that are in-the-money will result in dilution to existing shareholders in an amount equal to the difference in the market and exercise prices multiplied by the number of shares exercised. In addition, prior to their exercise, these options and warrants may depress the market price for our common stock.

We currently do not intend to pay dividends on our common stock.

We do not expect to pay dividends on our common stock in the foreseeable future. In addition, the ABL Facility and indentures governing our 2018 Notes and 2013 PIK Notes contain certain restrictions on our ability to pay dividends on our common stock. Accordingly, the price of our common stock must appreciate in order to realize a gain on one’s investment. This may not occur.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Currently we lease approximately 68,000 square feet for our administrative and corporate office headquarters in Tampa, Florida. We are currently using approximately half of this space and are seeking opportunities to sublet the unused space. The lease for our corporate headquarters expires in December 2017. The corporate headquarters for Boasso is located in Chalmette, Louisiana, and consists of 20,000 square feet of office space. The lease expires in April 2013. We have no other location that is material to our operations.

As of December 31, our network terminals and facilities consisted of the following:

	Segment	2010 Terminals	2009 Terminals	2008 Terminals
QCI independent affiliate trucking terminals	Logistics	91	83	54
QCI company-operated trucking terminals	Logistics	3	16	54
Boasso container services terminals/depots	Intermodal	8	8	8
QSI tank wash facilities (1)	Other	—	1	33

Total		102	108	149

(1)	We sold substantially all of the operating assets of our tank wash business in October 2009.

We reduced our total number of terminals by 31.5% from 149 to 102 during 2009 and 2010, while transitioning the business of certain under-performing terminals to our remaining terminals and affiliating many company-owned terminals. At December 31, 2010, 91 of our 94 trucking terminals were independent affiliate operated, compared with 54 of 108 at December 31, 2008. The strength of our independent affiliates has led to a more streamlined, asset-light business model with improved customer service.

We currently own 44 properties. We operate or lease trucking, tank wash and container services terminals.

We consider our properties to be in good condition generally and believe that our facilities are adequate to meet our anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

In addition to those items disclosed under Item 1. “Business—Environmental Matters,” “Business—Other Legal Matters” and Note 20 to our consolidated financial statements contained herein, “Commitments and Contingencies—Environmental Matters,” we are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of March 8, 2011 were as follows:

Name	Age	Position
Gary R. Enzor	48	Chief Executive Officer and Director
Stephen R. Attwood	59	President and Chief Operating Officer
Joseph J. Troy	47	Executive Vice President and Chief Financial Officer
Jonathan C. Gold	47	Senior Vice President, General Counsel and Secretary
Randall T. Strutz	46	Senior Vice President of Sales and New Business Development

Gary R. Enzor has been a director of QDI since 2008. He has served as our Chief Executive Officer since June 2007 and as President of QDI from November 2005 to July 2010. Mr. Enzor joined QDI in December 2004. Prior to joining QDI, Mr. Enzor served as Executive Vice President and Chief Financial Officer of Swift Transportation since August 2002. Prior to Swift, Mr. Enzor held executive positions with Honeywell International, Dell Computer and AlliedSignal Inc. (now Honeywell International, Inc.).

Stephen R. Attwood joined QDI in July 2008 as Senior Vice President and Chief Financial Officer. He was named President and Chief Operating Officer in July 2010. Prior to joining QDI, Mr. Attwood served as Controller and Vice President of Swift Transportation Co., Inc. Previously, Mr. Attwood held senior management positions with Dell Computer and AlliedSignal Inc. (now Honeywell International, Inc.).

Joseph J. Troy joined QDI in August 2010 as Executive Vice President and Chief Financial Officer. Prior to joining QDI, Mr. Troy was Chairman and Chief Financial Officer of GuardianLion Wireless, LLC, a developer of unique personal locator devices, from January 2009 through August 2010. From 2000 to 2008, Mr. Troy held a variety of senior executive positions and roles at Walter Industries, Inc. (predecessor to Walter Energy, Inc.) over his tenure with the company, including Executive Vice President & Chief Financial Officer, Treasurer, Business Development/M&A, and President & CEO of Walter’s residential mortgage business. Prior to Walter Industries, Mr. Troy held various banking positions with NationsBank and its predecessor institutions.

Jonathan C. Gold joined QDI in January 2005 and has served as our Senior Vice President, General Counsel and Secretary since April 1, 2007. Prior to his employment with the Company, Mr. Gold served as corporate counsel with CSX Transportation, Inc. and Vice President, General Counsel and Secretary with Softmart, Inc. In addition, Mr. Gold was in private practice in Washington, D.C. and served as Judicial Clerk to U.S. District Judge Harvey E. Schlesinger. Mr. Gold retired from the U.S. Army Reserve in 2007 after more than 20 years of active and reserve service and is a decorated veteran of Operation Iraqi Freedom.

Randall T. Strutz joined QDI in April of 2010 and serves as the Senior Vice President of Sales and New Business Development. Before joining QDI, Mr. Strutz held the position of Chief Executive Officer with Morgan Systems, Inc., from 2008 to 2010. Prior to Morgan Systems, Mr. Strutz worked at Pacer International from 2001 to 2007 where he held the positions of Chief Commercial Officer as well as the President of Rail Brokerage and Chief Operating Officer. From 1988 through 2001 Mr. Strutz held the positions of Financial Manager, Plant Controller, Logistics Manager, Manufacturing Manager, and Plant Manager for Thomson, S.A. Mr. Strutz also worked at Price Waterhouse from 1986 to 1988.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ Global Market (“NASDAQ”) under the symbol “QLTY”. The table below sets forth the quarterly high and low sale prices for our common stock as reported on NASDAQ.

	Common Stock
	High	Low
2010
1st quarter	$6.19	$3.71
2nd quarter	8.18	5.05
3rd quarter	7.14	4.60
4th quarter	9.94	5.90

2009
1st quarter	$3.23	$1.25
2nd quarter	2.30	1.62
3rd quarter	4.51	1.82
4th quarter	4.20	3.15

As of March 8, 2011, there were approximately 71 holders of record of our common stock.

DIVIDEND POLICY

We have not declared cash dividends on our common stock for the periods presented above and have no present intention of doing so. We currently intend to retain our future earnings, if any, to repay debt or to finance the further expansion and continued growth of our business. Additionally, the ABL Facility and the indentures governing our 2018 Notes and our 2013 PIK Notes limit QDI’s ability to pay dividends on its common stock. Future dividends, if any, will be determined by our Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

We maintain two equity-based compensation plans—the 2003 Stock Option Plan and the 2003 Restricted Stock Incentive Plan. A description of all our equity based compensation plans can be found in footnote 19 of the Notes to Consolidated Financial Statements. The 2003 Stock Option Plan and the 2003 Restricted Stock Incentive Plan have each been approved by our shareholders. The following table sets forth the number of shares of our common stock subject to outstanding options and rights under these plans, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants under these plans as of December 31, 2010 (in thousands, except exercise price):

	Equity Compensation Plan Information
	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,835	(1)	$3.24	2,001	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	2,835		$3.24	2,001

(1)	Consists of the 2003 Stock Option Plan.

(2)	Consists of approximately 0.6 million options issuable under the 2003 Stock Option Plan and approximately 1.4 million shares of common stock issuable under the 2003 Restricted Stock Incentive Plan. The number of shares available for future issuance under the 2003 Stock Option Plan automatically increases every year by 2.5% of the outstanding shares as of December 31 of the prior year.

UNREGISTERED SALES OF EQUITY SECURITIES

None

PERFORMANCE GRAPH

The following graph depicts a comparison of cumulative total shareholder returns for us as compared to the NASDAQ Transportation Index and the NASDAQ Stock Market (U.S.) Index. The graph assumes the investment of $100 on December 31, 2005 through December 31, 2010 and the reinvestment of any dividends issued during the period.

ITEM	6. SELECTED FINANCIAL DATA

The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, our consolidated financial statements and notes thereto included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The consolidated statements of operations data set forth below for the years ended December 31, 2010, 2009 and 2008 and the historical balance sheet data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements included under Item 8 of this report. The historical statements of operations data for the years ended December 31, 2007 and 2006 and the historical balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements that are not included in this report.

	YEAR ENDED DECEMBER 31
	2010	2009	2008	2007	2006
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data (1)
Operating revenues	$686,598	$613,609	$815,290	$751,558	$730,159
Operating expenses:
Purchased transportation	476,307	373,539	466,823	471,531	493,686
Depreciation and amortization	16,004	20,218	21,002	17,544	16,353
Impairment charge (2)	—	148,630	—	—	—
Other operating expenses	157,552	186,398	294,487	238,630	171,842

Operating income (loss)	36,735	(115,176)	32,978	23,853	48,278
Interest expense, net	35,548	28,047	35,120	30,524	29,388
Write-off of debt issuance costs	7,391	20	283	2,031	—
Gain on extinguishment of debt	—	(1,870)	(16,532)	—	—
Other expense (income)	791	1,912	(2,945)	940	888

(Loss) income before taxes	(6,995)	(143,285)	17,052	(9,642)	18,002
Provision for (benefit from) income taxes	411	37,249	4,940	(2,079)	(38,168)

Net (loss) income attributable to common shareholders	$(7,406)	$(180,534)	$12,112	$(7,563)	$56,170

Net (loss) income per common share:
Basic	$(0.36)	$(9.28)	$0.63	$(0.39)	$2.97
Diluted	(0.36)	(9.28)	0.62	(0.39)	2.87
Weighted average common shares outstanding:
Basic	20,382	19,449	19,379	19,336	18,920
Diluted	20,382	19,449	19,539	19,336	19,571

	YEAR ENDED DECEMBER 31
	2010	2009	2008	2007	2006
	(DOLLARS IN THOUSANDS, EXCEPT TERMINAL, TRAILER AND TRACTOR DATA)
Other Data (1)
Net cash provided by operating activities	$21,071	$39,756	$19,593	$14,052	$28,236
Net cash (used in) provided by investing activities	(1,079)	9,577	(8,524)	(63,399)	(10,591)
Net cash (used in) provided by financing activities	(23,879)	(50,515)	(13,485)	52,194	(12,474)
Number of terminals at end of period	102	108	149	169	165
Number of trailers managed at end of period	5,738	6,410	7,115	7,506	7,769
Number of tractors managed at end of period	2,901	2,839	3,224	3,927	3,829

Balance Sheet Data at Year End (1)
Working capital	$34,955	$19,016	$44,967	$67,093	$59,673
Total assets	271,335	279,616	502,103	493,976	417,873
Total indebtedness, including current maturities	317,332	321,284	362,586	349,271	279,122
Shareholders’ (deficit) equity	(146,379)	(140,736)	31,020	27,300	31,774

(1)	On December 17, 2007, we acquired 100% of the stock of Boasso America Corporation. The results of Boasso have been included in our results since the date of the acquisition.
(2)	The impairment charge resulted from an impairment analysis of goodwill and intangible assets performed during the quarter ended June 30, 2009. Refer to Note 13 to the consolidated financial statements contained herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America through our wholly owned subsidiary, QCI, and are the largest provider of intermodal ISO tank container and depot services in North America through our wholly owned subsidiary, Boasso. QCI has relationships with 29 independent affiliated trucking operations which provide the physical transportation of chemicals, together with its company-operated trucking terminals.

Logistics (formerly Trucking)

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We primarily transport a broad range of chemical products and provide our customers with logistics and other value-added services through 29 independent affiliates with 91 trucking terminals and through three company-operated trucking terminals. We are a core carrier for many of the major companies engaged in chemical processing including Ashland, BASF, Dow, DuPont, ExxonMobil, Georgia-Pacific, Honeywell, PPG Industries, Procter & Gamble, Sunoco and Unilever, and we provide services to most of the top 100 chemical producers with North American operations. We believe the diversity of our customer base, geography and end-markets provides a competitive advantage.

During the fourth quarter of 2010, we began marketing transportation services to the frac shale natural gas and oil drilling industry. This addressable market is extensive and we believe it is growing at a faster rate than our core chemical market. We expect this new market to be a significant contributor to our company’s 2011 revenue growth. In the first quarter of 2011, we began hauling fresh water to drill sites for two customers in the Marcellus Shale region of Pennsylvania and are in contract discussions to provide services to other customers as well.

Our transportation revenue is a function of the volume of shipments by the bulk chemical industry, prices, the average number of miles driven per load, our market share and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many other industries and end use markets, including consumer and industrial products, paints and coatings, paper and packaging, agriculture and food products, and tends to vary with changing economic conditions. Due to the nature of our customers’ business, our revenues are seasonal. Revenues generally decline during winter months, namely our first and fourth fiscal quarters and over holidays and rise during our second and third fiscal quarters. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months.

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

Our bulk tank truck network is comprised largely of independent affiliates and independent owner operators, who are responsible for most of their operating costs, including tractors. This asset-light business model results in a highly variable cost structure with limited capital investment requirements.

Intermodal (formerly Container Services)

Boasso is the largest North American provider of intermodal tank container transportation and depot services, with eight terminals located in the eastern half of the United States. In addition to intermodal tank transportation services, Boasso provides tank cleaning, heating, testing, maintenance and storage services to customers. Boasso provides local and over-the-road trucking primarily within the proximity of the port cities where its depots are located and also sells equipment that its customers use for portable alternative storage or office space.

Demand for intermodal ISO tank containers is impacted by the aggregate volume of imports and exports of chemicals through United States ports, and Boasso’s revenues are accordingly impacted by this import/export volume. In particular, Boasso’s revenue are driven by the number of shipments through ports at which Boasso has terminals, the volume of rail shipments from ports at which Boasso has terminals, and Boasso’s market share. Global economic conditions and differences among the laws and currencies of foreign nations may also impact the volume of shipment.

Our Network

Our bulk service network consists primarily of independently owned third-party affiliate terminals, independent owner-operator drivers and, to a lesser extent, company-operated terminals. Independent affiliates are independent companies we contract with to operate trucking terminals exclusively on our behalf in defined markets. The independent affiliates provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Independent owner-operators are generally individual drivers who own or lease their tractors and agree to provide transportation services to us under contract. We believe the use of independent affiliates and independent owner-operators provides the following key competitive advantages to us in the marketplace:

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

Given the specialty nature of the services we provide and the size of our existing network, we believe there are significant barriers to entry to our industry. In the first quarter of 2009, we began consolidating certain company-operated terminals and transitioning other company-operated terminals to independent affiliates. These actions continued throughout 2010 and have resulted in a larger portion of our revenue being generated by independent affiliates and a substantial reduction in the number of terminals in our network. We believe these actions have reduced certain fixed costs, provide a more variable cost structure and position us with a financially flexible, asset-light business platform.

We believe the most significant factors relevant to our future business growth are the ability to (i) obtain additional business from existing customers, (ii) add new customers, (iii) expand into new markets, (iv) improve the utilization of our trailer fleet and (v) add and retain qualified drivers. While many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource a greater proportion of their logistics needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships and flexible business model, we believe we are well-positioned to benefit from customers seeking consolidation of their shipping relationships and those opting to outsource a greater portion of their logistics needs to third-party tank truck carriers.

Recent Significant Transactions

2009 Note Exchange

On October 15, 2009, we exchanged approximately $134.5 million of our 2012 Notes for new 2013 Senior Notes. We also exchanged approximately $83.6 million of our 9% Notes for approximately (a) $80.7 million aggregate principal amount of our new 2013 PIK Notes; (b) 1.75 million warrants; and (c) $1.8 million in cash. The warrants are exercisable to purchase shares of our common stock at an exercise price of $0.01 per share, during the period beginning April 16, 2010 and ending on November 1, 2013. As of December 31, 2010, approximately 0.4 million warrants remain unexercised.

2010 Senior Note Offering

On November 3, 2010, our wholly owned subsidiaries, QD, LLC and QD Capital, completed an offering of $225.0 million in aggregate principal amount of 9.875% Second-Priority Senior Secured Notes due 2018 (the “2018 Notes”) at an issue price of 99.324% of par. Pursuant to the offering, we sent irrevocable redemption notices to holders of our 10% Senior Notes due 2013 (the “2013 Senior Notes”), Senior Floating Rate Notes due 2012 (the “2012 Notes”) and 11.75% Senior Subordinated PIK Notes due 2013 (the “2013 PIK Notes”). On November 15, 2010, we repaid at maturity the remaining 9% Senior Subordinated Notes due 2010 (the “9% Notes”). On December 3, 2010, net proceeds from the offering of the 2018 Notes were used to fully redeem or repay all of the outstanding 2013 Senior Notes and 2012 Notes, plus accrued and unpaid interest. We also utilized proceeds to redeem at par, plus accrued and unpaid interest, $47.5 million of the 2013 PIK Notes. The balance of the offering proceeds were used to pay down outstanding borrowings under the ABL Facility.

2011 Common Stock Offering

On February 9, 2011, we sold 2.0 million shares of our common stock in an underwritten public offering, at a gross price of $9.50 per share, and received net proceeds, after underwriting fees and expenses, of approximately $17.5 million. Certain affiliates of Apollo also sold 2.6 million shares in the offering. Pursuant to the offering, we sent irrevocable redemption notices to holders of our 2013 PIK Notes to redeem $17.5 million of these notes at par, plus accrued and unpaid interest. This note redemption was completed on March 11, 2011.

2009 Asset Disposition

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

2010 Affiliation

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). We believe the following are the more critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual future experience may differ from these estimates.

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

Goodwill and Intangible Assets—We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment arise, in accordance with FASB’s guidance on goodwill and other intangible assets. We evaluate goodwill for impairment by determining the fair value for each reporting unit to which our goodwill relates. At June 30, 2010, our intermodal segment was our only reporting unit that contained goodwill. Our intermodal segment contains goodwill and other identifiable intangible assets associated with our Boasso acquisition in December 2007.

The methodology applied in the analysis performed at June 30, 2010 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2010. As a result of our analysis at June 30, 2009, a total impairment charge to goodwill of $146.2 million was necessary, of which $144.3 million was related to our logistics segment, eliminating 100% of the carrying amount of goodwill of that segment, and $1.9 million was related to our intermodal segment.

We continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2010 through year end 2010, including the quarter ended December 31, 2010. There were no indications that a triggering event had occurred as of December 31, 2010. As of December 31, 2010, we had total goodwill of $27.0 million, all of which was allocated to intermodal. As of December 31, 2010, we had total intangibles of $16.9 million, of which $16.5 million was allocated to our intermodal segment and $0.4 million was allocated to our logistics segment.

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

In the first step, we determine the fair value for each reporting unit using a combination of two valuation approaches: the market approach and the income approach. The market approach uses a guideline company methodology which is based upon a comparison of us to similar publicly-traded companies within our industry. We derive a market value of invested capital or business enterprise value for each comparable company by multiplying the price per share of common stock of the publicly traded companies by their total common shares outstanding and adding each company’s current level of debt. We calculate a business enterprise multiple based on revenue and earnings from each company then apply those multiples to each reporting unit’s revenue and earnings to conclude a reporting unit business enterprise value. Assumptions regarding the selection of comparable companies are made based on, among other factors, capital structure, operating environment and industry. As the comparable companies were typically larger and more diversified than our reporting units, multiples were adjusted prior to application to our reporting units’ revenues and earnings to reflect differences in margins, long-term growth prospects and market capitalization.

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

After computing a separate business enterprise value under the income approach and market approach, we apply a weighting to them to derive the business enterprise value of the reporting unit. The income approach and market approach were both weighted 50% in the analysis performed at June 30, 2010. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Given that the business enterprise value derived from the market approach supported what was calculated in the income approach, we believed that both approaches should be equally weighted. Based on these weightings we calculated a business enterprise value for the reporting unit. We then add debt-free liabilities of the reporting unit to the calculated business enterprise value to derive an implied fair value of the reporting unit. The implied fair value is then compared to the reporting unit’s carrying value of total assets. Upon completion of the analysis in step one, we determined that the fair value of our intermodal reporting unit exceeded its carrying value. As such, a step two analysis was not required.

Intangible assets

To determine the implied fair value of our indefinite-lived intangible assets, we utilize the relief from royalty method, pursuant to which those assets are valued by reference to the amount of royalty income they would generate if licensed in an arm’s length transaction. Under the relief from royalty method, similar to the discounted cash flow method, estimated net revenues expected to be generated by the asset during its life are multiplied by a benchmark royalty rate and then discounted by the estimated weighted average cost of capital associated with the asset. The resulting capitalized royalty stream is an indication of the value of owning the asset. Based upon management’s review of the value of the indefinite-lived intangible assets in our intermodal segment, we determined that the implied fair value exceeded its carrying value.

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

At December 31, 2010 we had an estimated $95.7 million in federal net operating loss carryforwards, $0.6 million of off balance sheet net operating loss related to excess stock compensation deduction, $2.3 million in alternative minimum tax credit carryforwards and $3.4 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2030, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for 10 years.

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

The provision for income taxes was $0.4 million in 2010 as compared to $37.2 million in 2009. The effective rate for 2010 was (5.9%), which is lower than our anticipated 39.0% effective rate in large part due to an increase in the deferred tax valuation allowance.

Environmental liabilities—We have reserved for potential environmental liabilities based on the best estimates of potential clean-up and remediation for known environmental sites. We employ a staff of environmental professionals to administer all phases of our environmental programs and use outside experts where needed. These professionals develop estimates of potential liabilities at these sites based on projected and known remediation costs. These cost projections are determined through previous experiences with other sites and through bids from third-party contractors. Management believes current reserves are reasonable based on current information, but estimates of environmental reserves and exposures may be affected by information subsequently received.

Accrued loss and damage claims—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation for periods after March 31, 2008. Prior to March 30, 2008, our insurance deductible was $5.0 million per incident for bodily injury and property damage. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of December 31, 2010, we had $25.2 million in an outstanding letter of credit to our insurance administrator to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letter of credit. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Revenue recognition—Transportation revenue, including fuel surcharges and related costs, is recognized on the date freight is delivered. Service revenue consists primarily of rental revenues (primarily tractor and trailer rental), intermodal and depot revenues, tank wash revenues and insurance related administrative services. Rental revenues from independent affiliates, independent owner-operators and third parties are recognized ratably over the lease period. Intermodal and depot revenues, consisting primarily of repair and storage services, are recognized when the services are rendered. During the periods that we operated our tank wash business, tank wash revenues were recognized when the wash was completed. Insurance related administrative service revenues are recorded ratably over the service period. We recognize all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted with our customers.

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

Stock compensation plans—Stock compensation is determined by the assumptions required under the FASB guidance. The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $1.4 million and $0.9 million, respectively, for fiscal year 2010. As of December 31, 2010, there was approximately $4.2 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost generally varies from two to four years. For further discussion on stock-based compensation, see Note 19 of Notes to Consolidated Financial Statements included in Item 15 of this report.

Pension plans—We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover certain vested salaried participants and retirees and certain other vested participants and retirees under an expired collective bargaining agreement . Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (5.50% to 5.70%) and assumed rates of return (7.00% to 8.00%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

We had an accumulated net pension equity charge (after-tax) of $0.5 million at December 31, 2010 compared to an accumulated net pension equity credit (after-tax) of $1.0 million at December 31, 2009.

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

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. At December 31, 2010, our projected benefit obligation (“PBO”) was $48.6 million. Our projected 2011 net periodic pension expense is $1.6 million. A 1.0% decrease in our assumed discount rate would increase our PBO to $53.8 million and decrease our 2011 net periodic pension expense less than $0.1 million. A 1.0% increase in our assumed discount rate would decrease our PBO to $44.2 million and increase our 2011 net periodic pension expense less than $0.1 million. A 1.0% decrease in our assumed rate of return would not change our PBO but would increase our 2011 net periodic pension expense to $1.9 million. A 1.0% increase in our assumed rate of return would not change our PBO but would decrease our 2011 net periodic pension expense to $1.3 million.

Restructuring—We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We have made estimates of the costs to be incurred as part of a restructuring plan developed during the quarter ended June 30, 2008. The restructuring plan consisted of various actions including termination of non-driver positions and the consolidation, closure and affiliation of underperforming company terminals. We continued our plan of restructure throughout 2008 and 2009, which resulted in restructuring charges of $5.3 million and $3.5 million, respectively, of which the majority related to our logistics segment. Our restructuring plan concluded in 2010, resulting in additional charges of $7.8 million related to our logistics segment. The charges in 2008, 2009 and 2010 related to employee termination benefits and other related exit activities, including the termination of approximately 380 non-driver positions, a withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters. At December 31, 2010, $5.4 million was accrued related to the restructuring charges, which are expected to be paid through 2023.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2010	2009	2008
OPERATING REVENUES:
Transportation	72.6%	74.1%	69.4%
Service revenue	15.6	17.1	12.8
Fuel surcharge	11.8	8.8	17.8

Total operating revenues	100.0	100.0	100.0
OPERATING EXPENSES:
Purchased transportation	69.4	60.9	57.3
Compensation	8.4	12.5	13.4
Fuel, supplies and maintenance	7.3	10.2	14.0
Depreciation and amortization	2.3	3.3	2.6
Selling and administrative	2.8	4.0	4.4
Insurance costs	2.3	2.3	1.8
Taxes and licenses	0.3	0.6	0.6
Communication and utilities	0.6	1.3	1.6
Gain on sale of tank wash assets	—	(1.2)	—
Loss (gain) on disposal of property and equipment	0.2	0.1	(0.4)
Impairment charge	—	24.2	—
Restructuring costs	1.1	0.6	0.7

Total operating expenses	94.7	118.8	96.0

Operating income (loss)	5.3	(18.8)	4.0

Interest expense, net	5.2	4.6	4.3
Write-off of debt issuance costs	1.1	—	—
Gain on extinguishment of debt	—	(0.3)	(2.0)
Other expense (income)	0.1	0.3	(0.4)

(Loss) income before income taxes	(1.1)	(23.4)	2.1
Provision for income taxes	—	6.1	0.6

Net (loss) income	(1.1)	(29.5)	1.5

The following table sets forth for the periods indicated the approximate number of terminals, drivers, and transportation billed miles in our network (including independent affiliates and independent owner-operators) as of December 31:

	2010	2009	2008
Terminals(1)	102	108	149
Number of Drivers	2,730	2,591	3,053
Transportation billed miles (in thousands)	115,868	108,302	136,234
(1)	Refer to Item 2. Properties for terminal break-out by segment.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Total revenues for 2010 were $686.6 million, an increase of $73.0 million, or 11.9%, from revenues of $613.6 million in 2009. Transportation revenue increased by $43.8 million, or 9.6%, primarily due to an increase in linehaul revenue due to increased demand. We had a 5.6% increase in the total number of miles driven and a 5.4% increase in loads as compared with 2009.

Service revenue increased $2.5 million, or 2.4%, compared to 2009. This increase was primarily due to $10.2 million of increased rental income and $5.8 million in intermodal and depot revenue. This was partially offset by a reduction in tank wash revenue of $13.5 million due to the sale of our tank wash business in the fourth quarter of 2009.

Fuel surcharge revenue increased $26.7 million, or 49.4%, primarily due to the increase in linehaul revenue and an increase in fuel prices. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs may have a time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change of fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased by $102.8 million, or 27.5%, due primarily to the increase in affiliation, linehaul revenue, miles driven and loads. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 82.2% in 2010, versus 73.4% for 2009 due primarily to the conversion of certain company-operated terminals to independent affiliate terminals. Our independent affiliates generated 93.9% of our transportation revenue and fuel surcharge revenue for 2010 compared to 72.8% for 2009. We believe that the greater proportion of operating revenue derived from independent affiliate operations during 2010 is likely to be indicative of the proportion of operating revenue derived from independent affiliate operations in the future due to the sale of our tank wash business in the fourth quarter of 2009, our addition of a new affiliate during the second quarter of 2010, and our affiliation of company owned terminals during 2009 and 2010. We pay our independent affiliates a greater percentage of transportation revenues generated by them than is paid to independent owner-operators, so our purchased transportation costs will change as revenues generated by affiliates change as a percentage of total transportation revenue. During the 2010 and 2009 periods, we paid our independent affiliates approximately 85% of transportation revenue and paid independent owner-operators approximately 65% of transportation revenue.

Compensation expense decreased $19.4 million, or 25.2%, primarily due to $17.7 million of reduced expense from corporate headcount reductions, terminal consolidations, and conversions of company-operated terminals to independent affiliate terminals offset by a $3.0 million increase in our intermodal operations. In addition, tank wash operations had a decrease of $4.7 million due to the sale of this business.

Fuel, supplies and maintenance decreased $12.6 million, or 20.2%, due to lower fuel costs of $6.2 million, lower repairs and maintenance expense of $3.2 million related to our logistics segment and lower rent expense of

$1.6 million due to the shift of revenue from company-operated terminals to independent affiliates. In addition, tank wash operations had a decrease of $5.8 million due to the sale of this business, offset by an increase of $2.8 million of repairs and maintenance expense and higher fuel costs of $1.6 million related to our intermodal segment.

Depreciation and amortization expense decreased $4.2 million, or 20.8%, due to a decrease in depreciation from disposals of revenue equipment and the sale of our tank wash assets in the fourth quarter of 2009.

Selling and administrative expenses decreased $5.2 million, or 21.3%, primarily due to a reduction in bad debt expense of $2.2 million, $0.9 million of bad debt recoveries and a $1.0 million reduction in building rent expense and other expenses related to closed or converted terminals. In addition, tank wash operations had a decrease of $1.4 million due to the sale of this business.

Insurance costs increased by $1.4 million, or 10.1%, due primarily to an increase in the amount of claims incurred and miles driven in the current year.

Communication and utilities expense decreased $3.8 million, or 47.9%, primarily due to reduced expense from terminal consolidations and conversions of company-operated terminals to independent affiliate terminals.

In 2009, we recorded a gain on sale of tank wash equipment of $7.1 million resulting from the sale of substantially all of QSI’s operating assets for $13.0 million to a third party on October 10, 2009.

We incurred a loss on disposal of property and equipment of $1.1 million in 2010, as compared to a loss of $0.5 million in 2009, resulting primarily from the disposal of equipment.

In 2009, we recorded a non-cash impairment charge to goodwill and intangibles totaling $148.6 million as a result of our impairment analysis, which is performed at least annually every June 30 on both our logistics and intermodal segments. We recorded a charge of $144.3 million for the impairment of goodwill in our logistics segment. We also recorded a charge of $1.9 million for the impairment of goodwill in our intermodal segment and a charge of $2.4 million for the impairment of the tradename in our intermodal segment. We incurred no impairment charge in 2010. Further information regarding our impairment analysis is included in “Goodwill and Intangible Assets” in our “Critical Accounting Policies and Estimates”.

We incurred restructuring costs of $7.8 million in 2010 and $3.5 million in 2009 primarily due to expenses associated with our restructuring plan, which began during the second quarter of 2008. The costs in 2010 consisted primarily of $2.0 million for estimated withdrawal liability from three multi-employer pension plans, $2.2 million for the consolidation of our corporate headquarters, as well as an additional $3.6 million of other expenses related to exit activities. The costs in 2009 consisted of employee termination benefits and other related exit activities. As of December 31, 2010, we had accrued $5.4 million of additional expense related to this plan, which was concluded in the fourth quarter of 2010.

Operating income was $36.7 million in 2010 compared to an operating loss of $115.2 million in 2009. The operating margin for 2010 was 5.3%, compared to (18.8%) for 2009 as a result of the above items.

Interest expense increased by $7.8 million, or 27.7%, in 2010 compared to 2009 primarily due to higher interest rates on our 2013 PIK Notes and our 2013 Senior Notes versus the rates on the notes for which they were exchanged in the fourth quarter of 2009. Interest expense was also higher in 2010 due to the issuance of our 2018 Notes in the fourth quarter of 2010, which resulted in additional interest expense during the 30-day notification period between the date of issuance of the 2018 Notes and the date that our 2012 Notes, our 2013 Senior Notes and our 2013 PIK Notes were repaid or redeemed.

In the fourth quarter of 2010, we redeemed $50.0 million of our 2013 PIK Notes, and in the first quarter of 2011, we redeemed approximately $27.5 million of our 2013 PIK Notes. These redemptions are expected to result in lower overall interest expense in 2011 than in 2010.

In 2009, gain on debt extinguishment of $1.9 million resulted from the repurchase of $4.0 million of our 9% Notes. We did not record any gain on debt extinguishment in 2010.

Other expense of $0.8 million in 2010 consists primarily of costs associated with an unconsummated stock offering of $0.7 million. Other expense in 2009 consists primarily of $2.3 million of costs related to refinancing activities for our note exchanges in October 2009, partially offset by $0.4 million in foreign currency income.

The provision for income taxes was $0.4 million in 2010 compared to $37.2 million in 2009. The effective rate for 2010 was (5.9%), which is lower than our anticipated 39.0% effective tax rate in large part due to an increase in the deferred tax valuation allowance.

Net loss was $7.4 million for 2010 compared with a net loss of $180.5 million for 2009 for the reasons outlined above.

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

Service revenue increased by $0.9 million, or 0.9%, compared to 2008. This increase was primarily due to $11.6 million of increased rental income from the conversion of certain company-operated terminals to independent affiliate terminals, offset by reductions in tank wash revenue of $8.9 million due to tank wash closures, reduced business and the sale of substantially all of our tank wash business in the fourth quarter of 2009.

Fuel surcharge revenue decreased $91.4 million, or 62.9%, primarily due to a decrease in fuel prices and a decrease in the total number of miles driven. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs may have a time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change of fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation decreased by $93.3 million, or 20.0%, due primarily to the decrease in linehaul revenue, miles driven and loads. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 73.4% in 2009, versus 65.6% for 2008 due to the conversion of certain company-operated terminals to independent affiliate terminals. In 2009, we transitioned the majority of company-operated terminals to independent affiliates. These actions resulted in a larger portion of our revenue being generated by independent affiliates in 2009. Our independent affiliates generated 72.8% of our transportation revenue and fuel surcharge revenue for 2009 compared to 50.7% for 2008. We pay our independent affiliates a greater percentage of transportation revenues generated by them than is paid to independent owner-operators, so our purchased transportation costs will change as revenues generated by independent affiliates change as a percentage of total transportation revenue. During the 2009 and 2008 periods, we paid our independent affiliates approximately 85% of transportation revenue and paid independent owner-operators approximately 65% of transportation revenue.

Compensation expense decreased $32.2 million, or 29.5%, primarily due to $30.0 million of reduced expense from corporate headcount reductions, terminal consolidations, and conversions of company-operated terminals to independent affiliate terminals offset by $2.2 million increase in pension expense. In addition, we had a reduction in compensation expense of $4.7 million for QSI due to tank wash closures, reduced business, and the sale of substantially all of our tank wash business in the fourth quarter of 2009.

Fuel, supplies and maintenance decreased $51.9 million, or 45.4%, due to lower fuel costs of $26.8 million, lower repairs and maintenance expense of $17.7 million, lower equipment rent expense of $4.8 million and lower QSI expenses of $3.9 million due to tank wash closures, reduced business and the sale of substantially all of our tank wash business in the fourth quarter of 2009, offset by an increase in our intermodal terminal operations.

Selling and administrative expenses decreased $11.3 million, or 31.4%, primarily due to a $4.2 million reduction in building rent expense and other expenses related to closed or converted terminals. In addition, we had a decrease of $4.1 million in professional fees, $1.6 million in travel-related costs, and $1.8 million for QSI due to tank wash closures and the sale of substantially all of our tank wash business in the fourth quarter of 2009, offset by an increase in our bad debt reserve of $0.7 million.

Insurance costs decreased $0.9 million, or 5.9%, primarily due to a reduction in the number and severity of accidents that occurred during 2009.

Communication and utilities expense decreased $4.8 million, or 37.8%, primarily due to reduced expense from terminal consolidations, conversions of company-operated terminals to independent affiliate terminals, tank wash closures and the sale of substantially all of our tank wash business in the fourth quarter of 2009.

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

In 2009, we recorded a non-cash impairment charge to goodwill and intangibles totaling $148.6 million as a result of our impairment analysis, which is performed at least annually every June 30 on both our logistics and intermodal segments. We recorded a charge of $144.3 million for the impairment of goodwill in our logistics segment. We also recorded a charge of $1.9 million for the impairment of goodwill in our intermodal segment and a charge of $2.4 million for the impairment of the tradename in our intermodal segment. We incurred restructuring costs of $3.5 million in 2009 and $5.3 million in 2008 primarily due to expenses associated with our restructuring plan which began during the second quarter of 2008. These costs consist of employee termination benefits and other related exit activities. As of December 31, 2009, we had accrued $1.1 million of additional expense related to this plan.

Operating loss was $115.2 million in 2009 as compared to operating income of $33.0 million in 2008. The operating margin for 2009 was (18.8%) compared to 4.0% for 2008 as a result of the above items.

Interest expense decreased by $7.2 million, or 20.3%, in 2009 compared to 2008, primarily due to a decrease in interest rates on our floating rate debt partially offset by higher interest rates following our note exchange in the fourth quarter of 2009. In addition, the outstanding principal amount of our 9% Notes was lower due to our note repurchases during 2009 and 2008, and the outstanding balance on our ABL Facility was lower in 2009 as compared to 2008.

In 2009, gain on debt extinguishment of $1.9 million resulted from the repurchase of $4.0 million of our 9% Notes. In 2008, gain on debt extinguishment of $16.5 million resulted from the repurchase of $24.2 million of our 9% Notes.

Other expense of $1.9 million in 2009 consists primarily of $2.3 million of costs due to refinancing activities related to our note exchanges offset by $0.4 million in foreign currency income. Other income of $2.9 million in 2008 resulted primarily from the settlement of an acquired pension liability of $3.4 million partially offset by $0.3 million in foreign currency income.

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

Segment Operating Results

During the fourth quarter of 2010, we realigned and renamed our business segments to better reflect our current business and asset-light model due to the shift of a majority of our company-operated operations to independent affiliate operations. Our Trucking segment was renamed Logistics and our Container Services segment was renamed Intermodal to better describe the services we perform. Additionally, equipment rental, which was previously reported as Other revenue, has been reclassified to our Logistics segment, due to revenue equipment being utilized to service customers in our logistics segment. This is consistent with the information reviewed by our chief operating decision maker. Presentation of prior period results reflects these new segments.

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Logistics, which consists of truckload transportation of bulk chemicals and equipment rentals; and

•	Intermodal, specifically Boasso’s International Organization for Standardization, or intermodal ISO tank container transportation and depot services.

Segment revenues and operating income include the allocation of fuel surcharge to the logistics and intermodal segments. The operating income reported in our segments excludes amounts such as gains and losses on disposal of property and equipment, restructuring costs, impairment charge, corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. In 2009 and 2008, revenues contained in the “other” segment represent revenues from our tank wash business which was sold during the fourth quarter of 2009. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment operating results are as follows (in thousands):

	Twelve months ended December 31, 2010
	Logistics	Intermodal	Other	Total
Operating Revenues:
Transportation	$442,576	$55,870	$—	$498,446
Service revenue	70,470	37,004	—	107,474
Fuel surcharge	72,053	8,625	—	80,678

Total operating revenues	$585,099	$101,499	$—	$686,598

Segment revenue % of total revenue	85.2%	14.8%	0.0%	100.0%
Segment operating income	$44,791	$16,863	$—	$61,654

	Twelve months ended December 31, 2009
	Logistics	Intermodal	Other	Total
Operating Revenues:
Transportation	$411,213	$43,445	$—	$454,658
Service revenue	58,433	31,161	15,360	104,954
Fuel surcharge	49,104	4,893	—	53,997

Total operating revenues	$518,750	$79,499	$15,360	$613,609

Segment revenue % of total revenue	84.5%	13.0%	2.5%	100.0%
Segment operating income	$36,961	$11,287	$2,240	$50,488

	Twelve months ended December 31, 2008
	Logistics	Intermodal	Other	Total
Operating Revenues:
Transportation	$521,558	$44,256	$—	$565,814
Service revenue	50,532	34,076	19,431	104,039
Fuel surcharge	134,054	11,383	—	145,437

Total operating revenues	$706,144	$89,715	$19,431	$815,290

Segment revenue % of total revenue	86.6%	11.0%	2.4%	100.0%
Segment operating income	$42,452	$10,934	$2,827	$56,213

	2010 vs 2009	Logistics	Intermodal	Other
Segment revenues	$ change	66,349	22,000	(15,360)
	% of change	12.8%	27.7%	-100.0%

Segment operating income	$ change	7,830	5,576	(2,240)
	% of change	21.2%	49.4%	-100.0%

	2009 vs 2008	Logistics	Intermodal	Other
Segment revenues	$ change	(187,394)	(10,216)	(4,071)
	% of change	-26.5%	-11.4%	-21.0%

Segment operating income	$ change	(5,491)	353	(587)
	% of change	-12.9%	3.2%	-20.8%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Operating revenue:

Logistics—revenues increased $66.3 million, or 12.8%, for 2010 compared to 2009 due to an increase of $33.2 million in linehaul revenue, an increase of $22.9 million in fuel surcharge and an increase of $10.2 million in rental revenue.

Intermodal—revenues increased $22.0 million, or 27.7%, for 2010 compared to 2009 due to an increase of $18.3 million in linehaul and depot revenue and an increase of $3.7 million in fuel surcharge.

Other revenue—we had no other revenue in 2010 due to the sale of our tank wash business in 2009.

Operating income:

Logistics—operating income increased $7.8 million, or 21.2%, for 2010 compared to 2009 primarily due to an increase in linehaul revenue, an increase in equipment rentals and cost savings initiatives and the conversion of company-operated terminals to independent affiliate terminals.

Intermodal—operating income increased $5.6 million, or 49.4%, for 2010 compared to 2009 due to increased demand from existing customers.

Other operating income—we had no other operating income in 2010 due to the sale of our tank wash business in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Operating revenue:

Logistics—revenues decreased $187.4 million, or 26.5%, for 2009 compared to 2008 due to a decrease in linehaul revenue of $114.0 million from fewer miles driven and a weakened economy and a decrease in fuel surcharge of $85.0 million resulting from lower fuel prices in 2009 offset by an increase in rental revenue of $11.6 million.

Intermodal—revenues decreased $10.2 million, or 11.4%, for 2009 compared to 2008 due to a decrease of $6.5 million in fuel surcharge and a decrease of $3.7 million in linehaul revenue.

Other revenue—revenues decreased $4.1 million, or 21.0%, for 2009 compared to 2008 due to a decrease in our tank wash revenue.

Operating income:

Logistics—operating income decreased $5.5 million, or 12.9%, for 2009 compared to 2008 primarily due to a decrease in linehaul revenue offset by cost savings initiatives and the conversion of company-operated terminals to independent affiliate terminals.

Intermodal—operating income increased $0.4 million, or 3.2%, for 2009 compared to 2008 due to expanded terminal operations.

Other operating income—operating income decreased $0.6 million, or 20.8%, for 2009 compared to 2008, due to reduced tank wash revenue.

EXCHANGE RATES

We operate primarily in the United States but also have operations in Canada and Mexico. Our results of operations are affected by the relative strength of currencies in the countries where we operate. Approximately 5.5%, 6.1% and 6.4% of our revenue in 2010, 2009 and 2008, respectively, was generated outside the United States.

In comparing the average exchange rates between 2010 and 2009, the Canadian dollar appreciated against the United States dollar by approximately 10.8% while the Mexican peso depreciated against the United States dollar by approximately 6.5%. The change in exchange rates positively impacted revenue by approximately $3.6 million in 2010. The appreciation of the Canadian dollar was the primary reason for the $0.1 million net increase in cumulative currency translation loss in shareholders’ deficit for 2010.

Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.2 million gain in 2010, a $0.4 million gain in 2009, and a $0.3 million gain in 2008. Risks associated with foreign currency fluctuations are discussed further in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs consist of working capital, capital expenditures and debt service. Our working capital needs depend upon the timing of our collections from customers and payments to others as well as our capital and operating lease payment obligations. Our capital expenditures primarily relate to acquiring trailers and maintaining them. During the last two years, we have reduced our capital expenditure requirements by increasing our use of independent affiliates and independent owner-operators.

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For 2010, capital expenditures were $11.2 million and proceeds from sales of property and equipment were $10.1 million. We expect our future capital expenditures, net of proceeds from property and equipment sales, to generally be approximately 1% of operating revenues annually. We currently expect net capital expenditures for 2011 to be approximately $8.0 million, although the actual amount could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses, or other factors. Based on our current trailer fleet, we believe we have the ability to capture additional business volume during 2011 with minimal additional capital expenditures.

Debt service consists of principal and interest payments on the outstanding balance of our ABL Facility as well as our outstanding senior and subordinated notes. These notes are currently comprised of our 2018 Notes and our 2013 PIK Notes, though the aggregate principal balance and composition of notes has changed during the last three years. Interest equal to 2.75% on the 2013 PIK Notes is payable through the issuance of additional notes rather than cash.

As a result of recent refinancings, we have no major debt maturities prior to 2013. In the fourth quarter of 2010, in connection with the issuance of $225.0 million aggregate principal amount of the 2018 Notes at 99.324% of par, we paid at maturity our 9% Notes, fully redeemed our 2012 Notes and our 2013 Senior Notes, redeemed $47.5 million of our 2013 PIK Notes and paid down a portion of our outstanding borrowings under the ABL Facility. Most recently, we repurchased or redeemed $2.5 million, $10.0 million and $17.5 million, plus accrued and unpaid interest, of our 2013 PIK Notes during December 2010, January 2011 and March 2011, respectively.

We may from time to time repurchase or redeem additional amounts of our outstanding debt or other securities. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

Our primary sources of liquidity for operations during the last three years have been cash flow from operations and borrowing availability under the ABL Facility. At December 31, 2010, we had $79.6 million of borrowing availability under the ABL Facility. During the last three years, debt maturities and certain other debt service requirements have been satisfied through the issuance of new notes. We believe that, based on current operations and anticipated growth, our cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated capital expenditures, operating expenses and our other anticipated liquidity needs for the next twelve months. Anticipated debt maturities in 2013, the acquisition of another business or other events that we do not foresee may require us to seek alternative financing, such as restructuring or refinancing our long-term debt, selling assets or operations or selling additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under any of our debt agreements and we default on our obligations, our debt could be accelerated and our assets might not be sufficient to repay in full all of our obligations.

Cash Flows

The following summarizes our cash flows for 2010, 2009 and 2008 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements:

	Year Ended December 31,
(In Thousands)	2010	2009	2008
Net cash provided by operating activities	$21,071	$39,756	$19,593
Net cash (used in) provided by investing activities	(1,079)	9,577	(8,524)
Net cash used in financing activities	(23,879)	(50,515)	(13,485)
Effect of exchange rates	7	28	(508)

Net decrease in cash	(3,880)	(1,154)	(2,924)
Cash at beginning of period	5,633	6,787	9,711

Cash at end of period	$1,753	$5,633	$6,787

We generated $21.1 million, $39.8 million and $19.6 million in net cash provided by operating activities in 2010, 2009 and 2008, respectively. The decrease in cash provided by operating activities in 2010, as compared to 2009, was primarily due to an increase in accounts receivable in the 2010 period resulting from higher revenue, slightly offset by an increase in our restructuring accrual. We continued to experience some softness in demand during 2010; however our continued restructuring and cost reduction efforts have enabled us to generate stronger operating cash. We have aligned our cost structure to allow for flat or declining revenues. The increase in net cash provided by operating activities in 2009 as compared to 2008 was primarily due to increased collections of outstanding accounts receivable, lower loss and damage claim payments, lower operating expenses due to our restructuring and transition to independent affiliates, and closure of certain of our trucking terminals.

Net cash (used in) provided by investing activities in 2010, 2009 and 2008 was $(1.1) million, $9.6 million and $(8.5) million, respectively. Capital expenditures totaled $11.2 million, $8.2 million and $14.8 million in 2010, 2009 and 2008, respectively, while proceeds from sales of property and equipment were $10.1 million, $7.5 million and $6.3 million, respectively. In 2010, we used proceeds of $10.1 million from sale of old unutilized revenue equipment to fund $11.2 million of new revenue equipment. In 2009, we received cash of $10.0 million from the sale of tank wash assets. In 2008, we used net cash of $8.4 million to purchase new revenue equipment, the assets of two businesses and the assets of one independent affiliate.

Net cash used in financing activities was $(23.9) million, $(50.5) million and $(13.5) million in 2010, 2009 and 2008, respectively. In 2010, cash was primarily utilized to repay $29.5 million under our ABL Facility, to pay down $6.5 million of other debt and capital lease obligations, to pay financing fees of $5.6 million in connection with the issuance of our 2018 Notes, to pay a large insurance claim and issue a loan to a new independent affiliate. In 2009, we primarily used cash to repay $19.0 million of our borrowings under the ABL Facility, to pay down $17.7 million of other debt and capital lease obligations, including $2.1 million used to repurchase $4.0 million in principal amount of 9% Notes, and to pay financing fees of $4.9 million in connection with debt refinancing transactions. In 2008, we used cash of $7.7 million to repurchase $24.2 million in principal amount of our 9% Notes, and we used cash from operations and sales of properties to pay down approximately $9.0 million of our debt obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a) (4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at December 31, 2010 over the periods we expect them to be paid (dollars in thousands):

	TOTAL	Year 2011	Years 2012 & 2013	Years 2014 & 2015	The Five Years after 2015
Operating leases (1)	$29,831	$9,640	$12,050	$5,024	$3,117
Total indebtedness (2)	308,011	3,991	76,940	1,814	225,266
Capital leases	12,850	4,572	7,686	592	—
Interest on indebtedness (3)	192,940	29,372	56,046	44,567	62,955

Total	$543,632	$47,575	$152,722	$51,997	$291,338

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. See Note 20 of the consolidated financial statements. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.
(2)	Includes aggregate unamortized discount of $3.5 million. In addition, amounts do not reflect $10.0 million and $17.5 million of principal amount of our 2013 PIK Notes redeemed in January 2011 and March 2011, respectively.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2010 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of December 31, 2010 will remain in effect until maturity.

Long-term Debt

The aggregate principal balance of our long-term debt, including capital lease obligations and current maturities, was $320.9 million, $330.0 million and $365.9 million at December 31, 2010, 2009 and 2008, respectively. On November 3, 2010, in connection with the issuance of $225.0 million aggregate principal amount of the 2018 Notes, we repaid at maturity the 9% Notes, fully redeemed the 2012 Notes and the 2013 Senior Notes, redeemed $47.5 million of the 2013 PIK Notes and paid down a portion of our outstanding borrowings under the ABL Facility. Our principal debt obligations at December 31, 2010 consisted of $38.5 million principal amount outstanding under the ABL Facility, $225.0 million aggregate principal amount of 2018 Notes and $33.2 million aggregate principal amount of 2013 PIK Notes.

Debt Retirement

The following is a schedule of our indebtedness at December 31, 2010 over the periods we are required to pay such indebtedness (in thousands):

	2011	2012	2013	2014	2015 and after	Total
Capital lease obligations	$4,572	$5,132	$2,554	$592	$—	$12,850
ABL Facility	—	—	38,500	—	—	38,500
11.75% Senior Subordinated PIK Notes, due 2013 (1)	—	—	33,184	—	—	33,184
9.875% Second-Priority Senior Secured Notes, due 2018 (1)	—	—	—	—	225,000	225,000
Other Notes	3,991	2,656	2,600	948	1,132	11,327

Total	$8,563	$7,788	$76,838	$1,540	$226,132	$320,861

(1)	Amounts do not include the remaining aggregate unamortized original issue discount of $3.5 million. In addition, amounts do not reflect $10.0 million and $17.5 million of principal amount of our 2013 PIK Notes redeemed in January 2011 and March 2011, respectively.

The following is a schedule of our deferred debt issuance costs for the year ended December 31 as follows (in thousands):

	2009	Write-off of Debt Issuance Costs	Additional Debt Issuance Costs	Transfer Related to Refinancing	2010 amortization expense	2010
ABL Facility	$4,284	$—	$—	$—	$(1,269)	$3,015
9% Senior Subordinated Notes, due 2010	69	—	—	—	(69)	—
10% Senior Notes, due 2013	3,425	(2,287)	—	(202)	(936)	—
11.75% Senior Subordinated PIK Notes, due 2013	1,426	(659)	—	—	(357)	410
9.875% Second-Priority Senior Secured Notes, due 2018	—	—	5,594	202	(111)	5,685

Total	$9,204	$(2,946)	$5,594	$—	$(2,742)	$9,110

Amortization expense of deferred issuance costs was $2.7 million, $2.8 million, and $3.0 million for years ending December 31, 2010, 2009, and 2008, respectively. We are amortizing these costs over the terms of the debt instruments.

The ABL Facility

We entered into our ABL Facility on December 18, 2007. As of December 31, 2010, the ABL Facility consists of a current asset tranche in the amount of $205.0 million and a fixed asset tranche in the amount of $20.0 million. Borrowings of revolving loans under the ABL Facility are allocated pro rata to the current asset tranche and the fixed asset tranche based on the respective borrowing bases of the two tranches. The ABL Facility includes letters of credit, which are also allocated pro rata between the two tranches based on their respective borrowing base, and is available for working capital needs and general corporate purposes, including permitted acquisitions. The maturity date of the ABL Facility is June 18, 2013. The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. At December 31, 2010, we had $79.6 million of borrowing availability under the ABL Facility.

The ABL Facility is required to be prepaid only to the extent that aggregate amount of outstanding borrowings, unreimbursed letter of credit drawings and undrawn letters of credit under the relevant tranche exceeds the lesser of the applicable commitments and the applicable borrowing base in effect at such time for such tranche. The borrowing base for the current asset tranche consists of eligible accounts receivable, eligible inventory and eligible tractor and trailer fleet, and the borrowing base for the fixed asset tranche consists of eligible real property and certain eligible equipment.

The interest rate under the current asset tranche is based, at our option, on either the administrative agent’s base rate plus 1.00% or on the Eurodollar LIBOR rate plus an applicable margin; at December 31, 2010, the applicable margin was 2.00%. The administrative agent’s base rate is equal to the greater of the federal funds overnight rate plus 0.50% or the prime rate. The interest rate under the fixed asset tranche is based, at our option, on either the administrative agent’s base rate plus 1.25% or on LIBOR plus an applicable margin; at December 31, 2010, the applicable margin was 2.25%. The applicable margin under either tranche is subject to increases or reductions based upon the amounts available for borrowing under the ABL Facility. Interest is generally payable quarterly, but may be payable in periods from one to six months in the case of some LIBOR loans.

The ABL Facility provides for payment of the following in respect of outstanding letters of credit:

•

a letter of credit fee, payable quarterly in arrears, equal to (i) for standby letters of credit, the applicable margin under the current asset tranche, and (ii) for trade letters of credit, the applicable margin under the current asset tranche minus 0.50%, in each case from time to time in effect on the aggregate outstanding stated amounts of such letters of credit;

•	a fronting fee, payable quarterly in arrears, equal to 0.125% per annum on the aggregate outstanding stated amounts of such letter of credit; and

•	customary administrative charges.

We pay a commitment fee equal to 0.25% per annum on the available daily undrawn portion of the available commitment under the ABL Facility. This commitment fee is paid quarterly in arrears.

We may request up to $150.0 million in letters of credit, subject to certain limitations based on availability under the ABL Facility. In the event we prepay all outstanding amounts under the fixed asset tranche of the ABL Facility, and all commitments thereunder are terminated, prior to the termination of the ABL Facility, no less than $150.0 million under the current asset tranche will be available for letters of credit. At December 31, 2010, we had $30.4 million of letters of credit issued.

9.875% Second-Priority Senior Secured Notes Due 2018

On November 3, 2010 we issued $225.0 million aggregate principal amount of the 2018 Notes. With the proceeds of the issuance of the 2018 Notes, we repaid at maturity our 9% Notes, fully redeemed our 2012 Notes and our 2013 Senior Notes, redeemed $47.5 million of our 2013 PIK Notes, and paid down a portion of our outstanding borrowings under the ABL Facility.

The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries. The 2018 Notes are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first-lien obligations.

In connection with the issuance of the 2018 Notes, we have agreed pursuant to a registration rights agreement to file registration statements relating to an offer to exchange the 2018 Notes for debt securities which are substantially identical in all material respects to the 2018 Notes, and to use our commercially reasonable efforts to cause the registration statements to be declared effective by the SEC within 365 days after November 3, 2010. If we fail to satisfy these obligations, we will be required to pay additional interest.

Interest on the 2018 Notes is payable at a rate of 9.875% per annum, semiannually on May 1 and November 1 of each year, commencing on May 1, 2011.

The 2018 Notes mature on November 1, 2018. Prior to November 1, 2014, we may redeem the 2018 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2018 Notes redeemed, plus accrued and unpaid interest to the redemption date, plus an additional “make-whole premium” intended to capture the value of holding 2018 Notes through November 1, 2014, but not less than 1%. During any twelve-month period prior to November 1, 2014, we may also redeem up to 10% of the original aggregate principal amount of the 2018 Notes at a redemption price of 103%, plus accrued and unpaid interest to the redemption date. Additionally, at any time prior to November 1, 2014, we may redeem up to 35% of the principal amount of the 2018 Notes at a redemption price of 109.875%, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings so long as at least 50% of the aggregate original principal amount of the 2018 Notes remains outstanding afterwards. On or after November 1, 2014, we may redeem the 2018 Notes, in whole or in part, at the following prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on November 1 of the years set forth below:

Period	Redemption Price
2014	104.928%
2015	102.458%
2016 and thereafter	100.000%

We recorded $5.8 million in debt issuance costs relating to the 2018 Notes, of which $5.6 million was related to the new issuance and $0.2 million of unamortized debt issuance costs related to the 2013 Senior Notes. We are amortizing these costs over the remaining term of the 2018 Notes.

11.75% Senior Subordinated PIK Notes Due 2013

On October 15, 2009, we issued $80.7 million aggregate principal amount of the 2013 PIK Notes. The payment obligations of QD LLC and QD Capital under the 2013 PIK Notes are guaranteed by QDI and by all of its domestic subsidiaries. The 2013 PIK Notes are unsecured senior subordinated obligations of QD LLC and QD Capital. Interest is payable on the 2013 PIK Notes at 11.75% per annum, payable 9% in cash and 2.75% in the form of additional 2013 PIK Notes, quarterly on February 1, May 1, August 1 and November 1 of each year. The 2013 PIK Notes mature on November 1, 2013. We may redeem the 2013 PIK Notes, in whole or part at a price equal to 100% of the principal amount of the 2013 PIK Notes redeemed plus accrued and unpaid interest to the redemption date.

On December 3, 2010 we redeemed $47.5 million of these notes plus accrued and unpaid interest, in conjunction with the issuance of the 2018 Notes. On December 10, 2010 and December 20, 2010, we repurchased $2.2 million and $0.3 million, respectively, of these notes plus accrued and unpaid interest. On January 20, 2011, we redeemed $10.0 million of these notes plus accrued and unpaid interest. On March 11, 2011, we redeemed $17.5 million of these notes plus accrued and unpaid interest.

We recorded $1.5 million in debt issuance costs relating to the 2013 PIK Notes, of which $0.5 million of unamortized debt issuance costs related to the 9% Notes and $1.0 million were related to the new issuance. In addition, we recorded $6.7 million in note issuance discount due to warrants issued concurrently with the issuance of the 2013 PIK Notes. The amount represents the fair market value of the warrants at time of issuance. We are amortizing these costs over the remaining term of the 2013 PIK Notes. In conjunction with the December 3, 2010 redemption and the December 10, 2010 and December 20, 2010 repurchases, we expensed $7.4 million of unamortized debt issuance costs and unamortized original issue discount in the fourth quarter of 2010. In connection with the January 20, 2011 and March 11, 2011 redemptions, we intend to expense $1.8 million of unamortized debt issuance costs and unamortized original issue costs in the first quarter of 2011.

10% Senior Notes Due 2013

On October 15, 2009, we issued approximately $134.5 million aggregate principal amount of the 2013 Senior Notes, all of which remained outstanding as of December 31, 2009. On December 3, 2010, we fully redeemed the 2013 Senior Notes with a portion of the proceeds of the issuance of $225.0 million aggregate principal amount of the 2018 Notes.

We recorded $3.6 million in debt issuance costs relating to the 2013 Senior Notes, of which $2.0 million of unamortized debt issuance costs related to the 2012 Notes and $1.6 million was related to the new issuance. Approximately $0.2 million of unamortized debt issuance costs were included in debt issuance costs related to the issuance of the 2018 Notes. The remaining unamortized costs were expensed in the fourth quarter of 2010.

Senior Floating Rate Notes Due 2012

On January 28, 2005, we issued $85.0 million aggregate principal amount of our 2012 Notes. On December 18, 2007, we issued a second series of 2012 Notes in the original principal amount of $50.0 million. As of December 31, 2009, approximately $0.5 million total principal amount of the 2012 Notes remained outstanding. On December 3, 2010, we fully redeemed the remaining 2012 Notes with a portion of the proceeds of the issuance of $225.0 million aggregate principal amount of the 2018 Notes.

We incurred $2.5 million in debt issuance costs relating to the initial $85.0 million of the 2012 Notes and $2.3 million related to the second $50.0 million of the 2012 Notes. The remaining unamortized costs were expensed in the fourth quarter of 2010.

9% Senior Subordinated Notes Due 2010

On September 30, 2003, we issued $125.0 million aggregate principal amount of our 9% Notes. As of December 31, 2009, approximately $16.0 million total principal amount of the 9% Notes remained outstanding. On November 15, 2010, we repaid at maturity the remaining 9% Notes with a portion of the proceeds of the issuance of $225.0 million aggregate principal amount of the 2018 Notes. We incurred $5.5 million in debt issuance costs relating to the issuance of the 9% Notes. Approximately $0.5 million of unamortized debt issuance costs were included in debt issuance costs related to the 2013 Senior Notes. All remaining debt issuance costs have been fully amortized.

The note issuance and subsequent note redemptions in November 2010 described above were primarily treated as a debt extinguishment and partially a debt modification in accordance with applicable FASB guidance.

The note exchanges in October 2009 described above were treated as a debt modification in accordance with applicable FASB guidance.

Collateral, Guarantees and Covenants

The ABL Facility contains a fixed charge coverage ratio of 1.0 to 1.0 which only needs to be met if borrowing availability is less than $20.0 million. The ABL Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to (i) sell assets; (ii) incur additional debt; (iii) prepay other debt (including the 2018 Notes and the 2013 PIK Notes); (iv) repurchase or pay dividends on QDI’s common stock; (v) create liens on assets; (vi) make investments; (vii) make certain acquisitions; (viii) engage in mergers or consolidations; (ix) engage in certain transactions with affiliates; (x) amend certain charter documents and material agreements governing subordinated debt, including the 2018 Notes and the 2013 PIK Notes; (xi) change the business conducted by us and our subsidiaries; and (xii) enter into agreements that restrict dividends from subsidiaries. The ABL Facility also contains certain customary events of default, which, if any of them occurs, may result in the principal, interest and any other monetary obligations under the ABL Facility becoming immediately payable.

The indentures governing the 2018 Notes and the 2013 PIK Notes contain covenants that restrict, subject to certain exceptions, our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of QDI’s common stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. The indentures also provide certain customary events of default, which, if any of them occurs, may result in the principal, interest and any other monetary obligations on the then outstanding 2018 Notes and 2013 PIK Notes becoming payable immediately.

The payment obligations under the ABL Facility are senior secured obligations of QD LLC and QD Capital and are secured by certain assets and guaranteed by QDI and by all of its domestic subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes and the 2013 PIK Notes are guaranteed by QDI and by all of its domestic subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first lien obligations. The 2013 PIK Notes, and the guarantees thereof, are unsecured senior subordinated obligations ranking junior in right of payment to all of our existing and future senior debt, and all liabilities of our subsidiaries that do not guarantee the 2013 PIK Notes. The 2013 PIK Notes are effectively junior to all of our existing and future secured debt, including borrowings under the ABL Facility, to the extent of the value of the assets securing such debt.

We believe that we were in compliance with the covenants under the ABL Facility, the 2018 Notes and the 2013 PIK Notes at December 31, 2010.

Other Liabilities and Obligations

As of December 31, 2010, we had $10.9 million of environmental liabilities, $18.7 million of pension plan obligations and $18.9 million of insurance claim obligations. The timing of the cash payment for environmental liabilities and insurance claims fluctuates from quarter to quarter. We expect to incur additional environmental costs in the future for environmental studies and remediation efforts that we will be required to undertake related to legacy CLC sites.

As of December 31, 2010, we had $30.4 million in outstanding letters of credit that may be drawn by third parties to satisfy some of the obligations described above and certain leasing obligations. We are required to provide letters of credit to our insurance administrator to ensure that we pay required claims. The letter of credit issued to our insurance administrator had a maximum draw amount of $25.2 million as of December 31, 2010. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $5.2 million of outstanding letters of credit as of December 31, 2010 relate to various other obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a) (4) of Regulation S-K.

Other Issues

While uncertainties relating to environmental, labor and other regulatory matters exist within the transportation industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying financial statements. Our credit ratings are affected by many factors, including our financial results, operating cash flows and total debt.

The ABL Facility and the indentures governing the 2018 Notes and the 2013 PIK Notes contain certain limitations on QD LLC’s ability to make distributions to QDI. We do not consider these restrictions to be significant, because QDI is a holding company with no significant operations or assets, other than ownership of 100% of QD LLC’s membership units. QD LLC’s direct and indirect wholly owned subsidiaries are generally permitted to make distributions to QD LLC, which is the principal obligor under the ABL Facility, the 2018 Notes and the 2013 PIK Notes.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the ABL Facility at QD LLC’s option, the applicable margin for borrowings under the current asset tranche at December 31, 2010 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at December 31, 2010 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate under the ABL Facility is equal to the higher of the prime rate and the federal funds overnight rate plus 0.50%.

	Balance at December 31, 2010	Interest Rate at December 31, 2010	Effect of 1% Increase
	($ in 000s)		($ in 000s)
ABL Facility	$38,500	2.48%	$385

At December 31, 2010, a 1% point increase in the current per annum interest rate for each would result in $0.4 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous one percentage point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of December 31, 2010. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 5.5% of our consolidated revenue in 2010 and 6.1% of our consolidated revenue in 2009. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ deficit. Our revenue results for 2010 were positively impacted by a $3.6 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for 2010 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.4 million in 2010, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at December 31, 2010, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In 2010 and 2009, a majority of fuel costs were covered through fuel surcharges.

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

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, management has determined that our internal control over financial reporting was effective as of December 31, 2010.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to the directors, the Audit Committee of the Board of Directors, the Nomination Committee of the Board of Directors (known as the Corporate Governance Committee), and the Audit Committee financial expert, will be contained in our 2011 Proxy Statement. The 2011 Proxy Statement is expected to be filed on or about April 21, 2011. Such information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” will be in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding our Executive Compensation, Compensation Committee Interlocks and Insider Participation, and our Compensation Committee Report, we direct you to the section entitled “Executive Compensation” that will be in the 2011 Proxy Statement. We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related shareholder matters and equity compensation plans will be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from our 2011 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2011 Proxy Statement under the headings “Report of the Audit Committee of the Board of Directors,” “Appointment of the Independent Registered Certified Public Accounting Firm” and “Fees Paid to the Independent Registered Certified Public Accounting Firm in 2009 and 2010” is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as part of this report are as follows:

1. The consolidated financial statements and accompanying report of independent registered certified public accountants are listed in the Index to Financial Statements and are filed as part of this report.

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

QUALITY DISTRIBUTION, INC.

March 11, 2011	/s/ GARY R. ENZOR
GARY R. ENZOR CHIEF EXECUTIVE OFFICER (DULY AUTHORIZED OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 11, 2011	/s/ Gary R. Enzor Gary R. Enzor	Chief Executive Officer, and Director (Principal Executive Officer)

March 11, 2011	/s/ Joseph J. Troy Joseph J. Troy	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 11, 2011	* Thomas M. White	Director and Chairman of the Board

March 11, 2011	* Marc E. Becker	Director

March 11, 2011	* Kevin E. Crowe	Director

March 11, 2011	* Richard B. Marchese	Director

March 11, 2011	* Thomas R. Miklich	Director

March 11, 2011	* M. Ali Rashid	Director

March 11, 2011	* Alan H. Schumacher	Director

*By:	/s/ Gary R. Enzor
Gary R. Enzor
Attorney-in-fact

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To: Board of Directors and shareholders of Quality Distribution, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Quality Distribution, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Tampa, Florida

March 11, 2011

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands, Except Per Share Data)

	Years ended December 31,
	2010	2009	2008
OPERATING REVENUES:
Transportation	$498,446	$454,658	$565,814
Service revenue	107,474	104,954	104,039
Fuel surcharge	80,678	53,997	145,437

Total operating revenues	686,598	613,609	815,290

OPERATING EXPENSES:
Purchased transportation	476,307	373,539	466,823
Compensation	57,563	76,955	109,110
Fuel, supplies and maintenance	49,852	62,448	114,351
Depreciation and amortization	16,004	20,218	21,002
Selling and administrative	19,339	24,572	35,836
Insurance costs	15,546	14,119	14,999
Taxes and licenses	2,218	3,578	5,242
Communication and utilities	4,119	7,910	12,716
Gain on sale of tank wash assets	—	(7,130)	—
Loss (gain) on disposal of property and equipment	1,136	450	(3,092)
Impairment charge	—	148,630	—
Restructuring costs	7,779	3,496	5,325

Total operating expenses	649,863	728,785	782,312

Operating income (loss)	36,735	(115,176)	32,978
Interest expense	36,170	28,335	35,546
Interest income	(622)	(288)	(426)
Write-off of debt issuance costs	7,391	20	283
Gain on extinguishment of debt	—	(1,870)	(16,532)
Other expense (income)	791	1,912	(2,945)

(Loss) income before income taxes	(6,995)	(143,285)	17,052
Provision for income taxes	411	37,249	4,940

Net (loss) income	$(7,406)	$(180,534)	$12,112

PER SHARE DATA:
Net (loss) income per common share
Basic	$(0.36)	$(9.28)	$0.63

Diluted	$(0.36)	$(9.28)	$0.62

Weighted-average number of shares
Basic	20,382	19,449	19,379

Diluted	20,382	19,449	19,539

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(In thousands)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,753	$5,633
Accounts receivable, net	80,895	69,625
Prepaid expenses	6,911	8,584
Deferred tax asset, net	3,848	5,506
Other	4,891	4,420

Total current assets	98,298	93,768
Property and equipment, net	113,419	127,329
Goodwill	27,023	27,023
Intangibles, net	16,924	18,467
Other assets	15,671	13,029

Total assets	$271,335	$279,616

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$3,991	$19,866
Current maturities of capital lease obligations	4,572	5,322
Accounts payable	7,200	6,182
Independent affiliates and independent owner-operators payable	11,059	9,734
Accrued expenses	24,363	21,378
Environmental liabilities	3,687	3,408
Accrued loss and damage claims	8,471	8,862

Total current liabilities	63,343	74,752
Long-term indebtedness, less current maturities	300,491	284,253
Capital lease obligations, less current maturities	8,278	11,843
Environmental liabilities	7,255	8,241
Accrued loss and damage claims	10,454	10,534
Other non-current liabilities	26,060	28,896

Total liabilities	415,881	418,519
Commitments and contingencies—Note 20
Redeemable noncontrolling interest	1,833	1,833

SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 21,678 issued and 21,458 outstanding at December 31, 2010 and 20,297 issued and 20,077 outstanding at December 31, 2009, respectively	371,288	364,046
Treasury stock, 220 shares at December 31, 2010 and 2009, respectively	(1,593)	(1,580)
Accumulated deficit	(301,974)	(294,568)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(26,194)	(25,587)
Stock purchase warrants	1,683	6,696
Stock subscriptions receivable	—	(154)

Total shareholders’ deficit	(146,379)	(140,736)

Total liabilities, redeemable noncontrolling interest and shareholders’ deficit	$271,335	$279,616

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2010, 2009 and 2008 (In thousands)

	Compre- hensive Income (Loss)	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Stock Subscription Receivables	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2007		19,334	(158)	$361,617	$(1,564)	$(126,146)	$(189,589)	$(16,748)	$—	$(270)	$27,300
Net income	$12,112	—	—	—	—	12,112	—	—	—	—	12,112
Issuance of restricted stock	—	468	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(48)	(47)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	208	—	—	—	—	—	—	208
Amortization of non-employee options	—	—	—	119	—	—	—	—	—	—	119
Amortization of stock options	—	—	—	1,001	—	—	—	—	—	—	1,001
Payment of stock subscriptions receivable	—	—	—	—	(16)	—	—	—	—	36	20
Translation adjustment, net of tax	(79)	—	—	—	—	—	—	(79)	—	—	(79)
Adjustment to pension obligation, net of tax	(9,661)	—	—	—	—	—	—	(9,661)	—	—	(9,661)

Balance, December 31, 2008	$2,372	$19,754	(205)	$362,945	$(1,580)	$(114,034)	$(189,589)	$(26,488)	—	$(234)	$31,020

Net loss	$(180,534)	—	—	—	—	(180,534)	—	—	—	—	(180,534)
Issuance of restricted stock	—	543	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	(15)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	388	—	—	—	—	—	—	388
Amortization of stock options	—	—	—	713	—	—	—	—	—	—	713
Forgiveness of stock subscription receivable	—	—	—	—	—	—	—	—	—	80	80
Issuance of stock purchase warrants	—	—	—	—	—	—	—	—	6,696	—	6,696
Translation adjustment, net of tax	(134)	—	—	—	—	—	—	(134)	—	—	(134)
Adjustment to pension obligation, net of tax	1,035	—	—	—	—	—	—	1,035	—	—	1,035

Balance, December 31, 2009	$(179,633)	20,297	(220)	$364,046	$(1,580)	$(294,568)	$(189,589)	$(25,587)	$6,696	$(154)	$(140,736)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2010, 2009 and 2008 (In thousands) continued

	Comprehensive Loss	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Stock Subscription Receivables	Total Shareholders’ Deficit
Balance, December 31, 2009		20,297	(220)	$364,046	$(1,580)	$(294,568)	$(189,589)	$(25,587)	$6,696	$(154)	$(140,736)
Net loss	$(7,406)	—	—	—	—	(7,406)	—	—	—	—	(7,406)
Issuance of restricted stock	—	69	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—		—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	—	923	—	—	—	—	—	—	923
Amortization of stock options	—	—	—	1,350	—	—	—	—	—	—	1,350
Stock warrant exercise	—	1,311	—	5,013	—	—	—	—	(5,013)	—	—
Stock option exercise	—	1	—	3	—	—	—	—	—	—	3
Forgiveness of stock subscription receivable	—	—	—	—	—	—	—	—	—	21	21
Satisfaction of stock subscription receivables	—	—	—	(47)	(13)	—	—	—	—	60	—
Other stock transactions	—	—	—	—	—	—	—	—	—	73	73
Translation adjustment, net of tax	(87)	—	—	—	—	—	—	(87)	—	—	(87)
Adjustment to pension obligation, net of tax	(520)	—	—	—	—	—	—	(520)	—	—	(520)

Balance, December 31, 2010	$(8,013)	21,678	(220)	$371,288	$(1,593)	$(301,974)	$(189,589)	$(26,194)	$1,683	$—	$(146,379)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,406)	$(180,534)	$12,112
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Deferred income tax benefit	(2,792)	(4,222)	(657)
Depreciation and amortization	16,004	20,218	21,002
Bad debt (recoveries) expense	(1,279)	1,838	1,086
Gain on sale of tank wash assets	—	(7,130)	—
Loss (gain) on disposal of property and equipment	1,136	450	(3,092)
Gain on pension settlement	—	—	(3,410)
Impairment charge	—	148,630	—
PIK interest on Senior Subordinated Notes	2,027	469	—
Gain on extinguishment of debt	—	(1,870)	(16,532)
Financing costs	174	2,323	—
Unconsummated stock offering costs	735	—	—
Write-off of deferred financing costs	2,946	20	283
Write-off of bond discount	4,445	—	—
Stock-based compensation	2,273	1,101	1,328
Amortization of deferred financing costs	2,742	2,826	3,005
Amortization of bond discount	2,231	1,358	1,100
Noncontrolling interest dividends	145	145	145
Provision for deferred tax asset valuation allowance	2,792	41,566	—
Changes in assets and liabilities:
Accounts and other receivables	(9,155)	9,945	16,755
Prepaid expenses	4,212	5,254	1,765
Other assets	(3,458)	2,776	2,456
Accounts payable	579	(2,844)	(2,685)
Accrued expenses	3,202	(4,150)	(860)
Environmental liabilities	(705)	794	(315)
Accrued loss and damage claims	(471)	(2,124)	(10,392)
Independent affiliates and independent owner-operators payable	1,325	2,085	(4,949)
Other liabilities	(782)	233	3,127
Current income taxes	151	599	(1,679)

Net cash provided by operating activities	21,071	39,756	19,593

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,184)	(8,221)	(14,791)
Acquisition of businesses and assets	—	—	(1,399)
Acquisition purchase price adjustment	—	266	1,318
Proceeds from sale of tank wash assets	—	10,000	—
Proceeds from sales of property and equipment	10,105	7,532	6,348

Net cash (used in) provided by investing activities	(1,079)	9,577	(8,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	223,479	—	1,049
Principal payments on long-term debt	(205,615)	(9,829)	(12,900)
Principal payments on capital lease obligations	(5,162)	(7,913)	(3,835)
Proceeds from revolver	59,200	28,600	115,700
Payments on revolver	(88,700)	(47,600)	(112,830)
Payments on acquisition notes	(917)	(966)	(1,015)
Financing costs	(174)	(2,323)	—
Deferred financing costs	(5,594)	(2,554)	(860)
Unconsummated stock offering costs	(735)	—	—
Change in book overdraft	441	(7,785)	1,331
Noncontrolling interest dividends	(145)	(145)	(145)
Proceeds from exercise of stock options	43	—	20

Net cash used in financing activities	(23,879)	(50,515)	(13,485)

Effect of exchange rate changes on cash	7	28	(508)

Net decrease in cash and cash equivalents	(3,880)	(1,154)	(2,924)
Cash and cash equivalents, beginning of period	5,633	6,787	9,711

Cash and cash equivalents, end of period	$1,753	$5,633	$6,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$29,427	$22,704	$30,690

Income Taxes	494	182	2,019

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION:
Minimum pension liability accrual, net of tax	$1,813	$248	$12,565

Original and amended capital lease obligations	846	1,280	22,368

Notes payable (receivable) for purchase (sale) of business assets	784	3,000	(1,121)

Notes payable—capital expenditures	—	—	12,658

Notes payable—insurance fundings	1,582	1,879	6,537

Warrant discount on notes issuance	—	6,696	—

Long-term liability assumed with purchase of business	—	—	(3,410)

The accompanying notes are an integral part of these consolidated financial statements.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

1. BUSINESS ORGANIZATION

Quality Distribution, Inc. (the “Company”, “QDI”, or “we”) and its subsidiaries are engaged primarily in transportation of bulk chemicals in North America. We conduct a significant portion of our business through a network of independent affiliates and independent owner-operators. Independent affiliates are companies which enter into various term contracts with the Company. Independent affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Most of the independent affiliates lease trailers from us. Independent owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with independent owner-operators may be terminated by either party on short notice. We charge independent affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, independent affiliates and independent owner-operators are normally paid a percentage of the revenues collected on each load hauled.

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

Allowance for Uncollectible Receivables

We have established a reserve for uncollectible receivables based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. We charge uncollectible amounts to our allowance based on various issues, including cash payment trends and specific customer issues. These factors are continuously monitored by our management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to independent affiliates and independent owner-operators.

Tires

We capitalize the cost of tires mounted on tractors and trailers that we own as a part of the total equipment cost and depreciate the cost over the useful life of the related equipment. Subsequent replacement tires are expensed at the time those tires are placed in service similar to other repairs and maintenance costs.

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

For the Years Ended December 31, 2010, 2009 and 2008

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

Goodwill and Intangible Assets—We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment arise, in accordance with FASB’s guidance on goodwill and other intangible assets. We evaluate goodwill for impairment by determining the fair value for each reporting unit to which our goodwill relates. At June 30, 2010, our intermodal segment was our only reporting unit that contained goodwill. Our intermodal segment contains goodwill and other identifiable intangible assets associated with our Boasso acquisition in December 2007.

The methodology applied in the analysis performed at June 30, 2010 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2010. As a result of our analysis at June 30, 2009, a total impairment charge to goodwill of $146.2 million was necessary, of which $144.3 million was related to our logistics segment, eliminating 100% of the carrying amount of goodwill of that segment, and $1.9 million was related to our intermodal segment.

We continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2010 through year end 2010, including the quarter ended December 31, 2010. There were no indications that a triggering event had occurred as of December 31, 2010. As of December 31, 2010, we had total goodwill of $27.0 million, all of which was allocated to our intermodal segment. As of December 31, 2010, we had total intangibles of $16.9 million, of which $16.5 million was allocated to our intermodal segment and $0.4 million was allocated to our logistics segment.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

In the first step, we determine the fair value for each reporting unit using a combination of two valuation approaches: the market approach and the income approach. The market approach uses a guideline company methodology which is based upon a comparison of us to similar publicly-traded companies within our industry. We derive a market value of invested capital or business enterprise value for each comparable company by multiplying the price per share of common stock of the publicly traded companies by their total common shares outstanding and adding each company’s current level of debt. We calculate a business enterprise multiple based on revenue and earnings from each company then apply those multiples to each reporting unit’s revenue and earnings to conclude a reporting unit business enterprise value. Assumptions regarding the selection of comparable companies are made based on, among other factors, capital structure, operating environment and industry. As the comparable companies were typically larger and more diversified than our reporting units, multiples were adjusted prior to application to our reporting units’ revenues and earnings to reflect differences in margins, long-term growth prospects and market capitalization.

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

After computing a separate business enterprise value under the income approach and market approach, we apply a weighting to them to derive the business enterprise value of the reporting unit. The income approach and market approach were both weighted 50% in the analysis performed at June 30, 2010. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Given that the business enterprise value derived from the market approach supported what was calculated in the income approach, we believed that both approaches should be equally weighted. Based on these weightings we calculated a business enterprise value for the reporting unit. We then add debt-free liabilities of the reporting unit to the calculated business enterprise value to derive an implied fair value of the reporting unit. The implied fair value is then compared to the reporting unit’s carrying value of total assets. Upon completion of the analysis in step one, we determined that the fair value of our intermodal reporting unit exceeded its carrying value. As such, a step two analysis was not required.

Intangible assets

To determine the implied fair value of our indefinite-lived intangible assets, we utilize the relief from royalty method, pursuant to which those assets are valued by reference to the amount of royalty income they would generate if licensed in an arm’s length transaction. Under the relief from royalty method, similar to the

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

discounted cash flow method, estimated net revenues expected to be generated by the asset during its life are multiplied by a benchmark royalty rate and then discounted by the estimated weighted average cost of capital associated with the asset. The resulting capitalized royalty stream is an indication of the value of owning the asset. Based upon management’s review of the value of the indefinite-lived intangible assets in our intermodal segment, we determined that the implied fair value exceeded its carrying value.

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

Taxation

We use the liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Since realization is not assured as of December 31, 2010, management has deemed it appropriate to establish a valuation allowance against the net deferred tax assets. Any change in the actual future results of operations could impact the valuation of the net deferred tax asset.

A valuation allowance has been established for 100% of our net deferred tax asset as we no longer believe it meets the “more likely than not” criteria. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If any of the assumptions and related estimates change in the future, it may impact the valuation allowance and related income tax expense in the same period.

During the second quarter of 2009, an impairment charge of $148.6 million was recorded and as a result the Company was in a cumulative loss position. We base this cumulative loss analysis on a rolling thirty-six month calculation of U.S. earnings. As a result of this negative evidence it was determined that is was no longer more likely than not that the Company’s net deferred tax asset was realizable. For purposes of assessing realizability of the deferred tax assets, this cumulative financial reporting loss position is considered significant negative evidence and has caused us to conclude that the Company will not fully realize the deferred tax assets. This evidence was weighed against positive evidence such as positive forecasted earnings and when our net operating loss carryforward will expire. The negative evidence outweighed the positive evidence and as a result, a $41.2 million deferred tax valuation allowance was recorded.

At December 31, 2010 we had an estimated $95.7 million in federal net operating loss carryforwards, $0.6 million of off balance sheet net operating loss related to excess stock compensation deduction, $2.3 million in alternative minimum tax credit carryforwards and $3.4 million in foreign tax credit carryforward. The net operating loss carryforwards will expire in the years 2018 through 2030, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for 10 years. We do not have a history of net operating loss or tax credit carryforwards expiring unused; however, we have

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

determined based on the weight of available evidence that it is more likely than not that some or all of the carryforwards may expire.

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

Environmental liabilities

We have reserved for potential environmental liabilities based on the best estimates of potential clean-up and remediation for known environmental sites. We employ a staff of environmental professionals to administer all phases of our environmental programs and use outside experts where needed. These professionals develop estimates of potential liabilities at these sites based on projected and known remediation costs. These cost projections are determined through previous experiences with other sites and through bids from third-party contractors. Management believes current reserves are reasonable based on current information, but estimates of environmental reserves and exposures may be affected by information subsequently received.

Accrued Loss and Damage Claims

We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation for periods after March 31, 2008. Prior to March 30, 2008, our insurance deductible was $5.0 million per incident for bodily injury and property damage. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of December 31, 2010, we had $25.2 million in an outstanding letter of credit to our insurance administrator to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letter of credit. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own safety department personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Redeemable Noncontrolling Interest

Shares of Series C preferred stock of our subsidiary, CLC, are held by two shareholders that are not affiliated with us. These shareholders are entitled to dividends on each of their shares of Series C preferred stock, payable quarterly, at a rate of 8.0% (or $480 per preferred share) per annum. As of December 31, 2010, all 302 shares were outstanding, fully redeemable and carried at a maximum aggregate redemption value of $1.8 million in accordance with FASB guidance. In 2009, we adopted FASB guidance that requires us to report the noncontrolling interest as a temporary equity item. On March 3, 2011, we fully redeemed all 302 shares for $1.8 million plus accrued dividends through the redemption date.

Foreign Currency Translation

The translation from Canadian dollars to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate in effect during the period. The gains or losses, net of income taxes, resulting from such translation are included in shareholders’ deficit as a component of accumulated other comprehensive loss. Gains or losses from foreign currency transactions are included in other expense.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows for the year ended December 31 (in thousands):

	2010	2009
Unrecognized loss and prior service costs	$25,031	$24,511
Foreign currency translation adjustment	1,163	1,076

	$26,194	$25,587

Revenue Recognition

Transportation revenue, including fuel surcharges and related costs, is recognized on the date freight is delivered. Service revenue consists primarily of rental revenues (primarily tractor and trailer rental), intermodal and depot revenues, tank wash revenues and insurance related administrative services. Rental revenues from independent affiliates, independent owner-operators and third parties are recognized ratably over the lease period. Intermodal and depot revenues, consisting primarily of repair and storage services, are recognized when the services are rendered. During the periods that we operated our tank wash business, tank wash revenues were recognized when the wash was completed. Insurance related administrative service revenues are recorded ratably over the service period. We recognize all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted with our customers.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Service Revenue

The components of service revenue are as follows for the year ended December 31 (in thousands):

	2010	2009	2008
Rental revenue	$52,360	$42,115	$30,508
Intermodal and depot revenues	37,004	31,161	31,413
Tank wash revenue	—	19,530	28,395
Other revenue	18,110	12,148	13,723

	$107,474	$104,954	$104,039

Share-Based Compensation

Under the FASB guidance, we apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees and directors. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of two to four years. Please refer to Note 19 for further discussion regarding stock-based compensation.

Leased Assets

We have both capital and operating leases. The initial leases for most of our tractors and trailers have terms that range from three to seven years. Some leases require us to pay the lessor a minimum residual amount at the end of the lease. For operating leases, we accrue this residual by recording a prepaid rent amount and amortizing a monthly amount as rental expense and also record a liability that is increased every year by recognizing interest expense. This residual amount is recorded in the balance sheet category “Other non-current liabilities.” For capital leases, the residual is included as part of the cost of the capitalized leased asset.

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

New Accounting Pronouncements

In June 2009, the FASB issued guidance which revised and updated previously issued guidance related to variable interest entities. The guidance eliminated the exceptions to consolidating qualifying special-purpose entities that were included in the prior guidance. The guidance contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a requirement that any term,

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The guidance became effective for our fiscal year beginning January 1, 2010. The Company has concluded that a vast majority of its relationships with independent affiliates do not represent variable interests and that the Company is not in a position to direct the significant economic activities of any of its independent affiliates.

In June 2009, the FASB issued guidance that eliminated the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance became effective for our fiscal year beginning January 1, 2010 and had no impact on our consolidated financial statements.

3. VARIABLE INTEREST ENTITIES

At December 31, 2010, we hold a variable interest in one VIE for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contract with the VIE, the operating structure of the VIE and our role with the VIE that we do not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance. Therefore, we are not required to consolidate the operations of this VIE.

The one VIE at December 31, 2010 is an independent affiliate that is directly engaged with the management of three trucking terminals. We are involved with this VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loan receivable from this VIE, which was approximately $2.6 million at December 31, 2010.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

For the Years Ended December 31, 2010, 2009 and 2008

Fair Value Measurements on a Nonrecurring Basis

Long-term indebtedness

The fair values of our long-term indebtedness were based on level 2 quoted market prices. As of December 31, 2010, the carrying values and fair values are as follows (in thousands):

	Carrying Value	Fair Value
11.75% Senior Subordinated PIK Notes due 2013	$33,184	$32,852
9.875% Senior Secured Notes due 2018	225,000	223,875

	$258,184	$256,727

Our asset-based loan facility (the “ABL Facility”) is variable rate debt and approximates fair value.

The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

5. (LOSS) EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted (loss) earnings from continuing operations to (loss) earnings per share computations follows (in thousands except per share amounts):

	December 31, 2010			December 31, 2009			December 31, 2008
	Loss from continuing operations (numerator)	Shares (denominator)	Per- share amount	Loss from continuing operations (numerator)	Shares (denominator)	Per- share amount	Earnings from continuing operations (numerator)	Shares (denominator)	Per- share amount
Basic (loss) earnings available to common shareholders:
Net (loss) earnings from continuing operations	$(7,406)			$(180,534)			$12,112
Dividends and accretion on preferred stock and minority stock dividends	—			—			—

(Loss) earnings	(7,406)	20,382	$(0.36)	(180,534)	19,449	$(9.28)	12,112	19,379	$0.63

Effect of dilutive securities:
Stock options		—			—			8
Unvested restricted stock		—			—			152

Diluted (loss) earnings available to common shareholders:
(Loss) earnings	$(7,406)	20,382	$(0.36)	$(180,534)	19,449	$(9.28)	$12,112	19,539	$0.62

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

The effect of our stock options, restricted stock and stock warrants which represent the shares shown in the table above are included in the computation of diluted earnings per share for each year. There is no effect of our stock options, restricted stock and stock warrants in the computation of diluted earnings per share for the years ended December 31, 2010 and 2009 due to a net loss in both periods.

The following securities were not included in the calculation of diluted EPS because such inclusion would be anti-dilutive (in thousands):

	For the years ended December 31,
	2010	2009	2008
Stock options	2,126	2,171	1,917
Restricted stock	313	610	—
Warrants	1	1,747	—

6. ACQUISITIONS AND DISPOSITIONS

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

During 2009 and 2010, we did not complete any acquisitions or dispositions of businesses or independent affiliates except as described above.

7. SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
2010
Operating revenues	$161,333	$177,552	$181,948	$165,765
Operating income	8,684	11,223	9,837	6,991
Net income (loss)	798	2,056	421	(10,681)
Income (loss) per share—basic	0.04	0.10	0.02	(0.51)
Income (loss) per share—diluted	0.04	0.09	0.02	(0.51)
2009
Operating revenues	$149,732	$149,786	$162,805	$151,286
Operating income (loss)	5,993	(143,231)	7,896	14,166
Net (loss) income	(302)	(186,227)	1,426	4,569
(Loss) income per share—basic	(0.02)	(9.58)	0.07	0.23
(Loss) income per share—diluted	(0.02)	(9.58)	0.07	0.21

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

In 2010, we recognized $7.8 million in restructuring costs. Results for the fourth quarter of 2010 include a $7.4 million write-off of debt issuance costs related to the issuance of our 2018 Notes and subsequent redemption of other notes.

In 2009, we recognized $3.5 million in restructuring costs. Results for the second quarter of 2009 include an impairment charge of $148.6 million related to goodwill and intangible assets. Results for the fourth quarter of 2009 include a $7.1 million gain on sale of tank wash assets, $1.2 million gain on extinguishment of debt and $2.3 million of refinancing costs.

8. RESTRUCTURING

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We have made estimates of the costs to be incurred as part of a restructuring plan developed during the quarter ended June 30, 2008. The restructuring plan consisted of various actions including termination of non-driver positions and the consolidation, closure or affiliation of underperforming company terminals. We continued our plan of restructure throughout 2008 and 2009, which resulted in restructuring charges of $5.3 million and $3.5 million, respectively, of which the majority related to our logistics segment. Our restructuring plan concluded in 2010, resulting in additional charges of $7.8 million related to our logistics segment. The charges in 2008, 2009 and 2010 related to employee termination benefits and other related exit activities, including the termination of approximately 380 non-driver positions, a withdrawal from three multi-employer pension plans and the consolidation of our corporate headquarters. At December 31, 2010, $5.4 million was accrued related to the restructuring charges, which are expected to be paid through 2023.

In the year ended December 31, 2010, we had the following activity in our restructuring accrual (in thousands):

	Balance at December 31, 2009	Additions	Payments	Reductions	Balance at December 31, 2010
Restructuring accrual	$1,063	$7,779	$(3,393)	$—	$5,449

9. SEGMENT REPORTING

Reportable Segments

During the fourth quarter of 2010, we realigned and renamed our business segments to better reflect our current business and asset-light model due to the shift of a majority of our company-operated operations to independent affiliate operations. Our Trucking segment was renamed Logistics and our Container Services segment was renamed Intermodal to better describe the services we perform. Additionally, equipment rental, which was previously reported as Other revenue, has been reclassified to our Logistics segment, due to revenue equipment being utilized to service customers in our logistics segment. This is consistent with the information reviewed by our chief operating decision maker. Presentation of prior period results reflects these new segments. We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Logistics, which consists primarily of truckload transportation of bulk chemicals and equipment rentals; and

•	Intermodal, specifically Boasso’s International Organization for Standardization, or intermodal ISO tank container transportation and depot services.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Segment revenues and operating income include the allocation of fuel surcharge to the logistics and intermodal segments. The operating income reported in our segments excludes amounts reported in Other operating income, such as gains and losses on disposal of property and equipment, restructuring costs, corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization, impairment charge and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. In 2009 and 2008, revenues contained in the “other” segment represent revenues from our tank wash business which was sold during the fourth quarter of 2009. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment data and a reconciliation to (loss) income before income taxes for the years ended December 31 (in thousands):

	December 31, 2010
	Logistics	Intermodal	Other	Total
Operating Revenues:
Transportation	$442,576	$55,870	$—	$498,446
Service revenue	70,470	37,004	—	107,474
Fuel surcharge	72,053	8,625	—	80,678

Total	585,099	101,499	—	686,598

Segment operating income	44,791	16,863	—	61,654
Depreciation & amortization	13,033	2,971	—	16,004
Other expense	8,901	14	—	8,915

Total	22,857	13,878	—	36,735

Interest expense	30,105	6,065	—	36,170
Interest income	(622)	—	—	(622)
Other expense	6,049	2,133	—	8,182

(Loss) Income before income taxes	$(12,675)	$5,680	$—	$(6,995)

	December 31, 2009
	Logistics	Intermodal	Other	Total
Operating Revenues:
Transportation	$411,213	$43,445	$—	$454,658
Service revenue	58,433	31,161	15,360	104,954
Fuel surcharge	49,104	4,893	—	53,997

Total	518,750	79,499	15,360	613,609

Segment operating income	36,961	11,287	2,240	50,488
Depreciation & amortization	16,028	2,790	1,400	20,218
Impairment charge (1)	144,306	4,324	—	148,630
Other expense (income)	3,972	11	(7,167)	(3,184)

Total	(127,345)	4,162	8,007	(115,176)

Interest expense	22,250	6,085	—	28,335
Interest income	(241)	—	(47)	(288)
Other (income) expense	(1,377)	1,427	12	62

(Loss) Income before income taxes	$(147,977)	$(3,350)	$8,042	$(143,285)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

	December 31, 2008
	Logistics	Intermodal	Other	Total
Operating Revenues:
Transportation	$521,558	$44,256	$—	$565,814
Service revenue	50,532	34,076	19,431	104,039
Fuel surcharge	134,054	11,383	—	145,437

Total	706,144	89,715	19,431	815,290

Segment operating income	42,452	10,934	2,827	56,213
Depreciation & amortization	16,551	2,511	1,940	21,002
Other expense (income)	2,259	(15)	(11)	2,233

Total	23,642	8,438	898	32,978

Interest expense	29,291	6,234	21	35,546
Interest income	(426)	—	—	(426)
Other (income) expense	(19,804)	587	23	(19,194)

Income before income taxes	$14,581	$1,617	$854	$17,052

(1)	Includes an impairment charge of $144.3 million related to our logistics segment and an impairment charge of $4.3 million related to our intermodal segment related to goodwill and intangible assets.

10. GEOGRAPHIC SEGMENTS

Our operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the years ended December 31 is as follows (in thousands):

	2010
	U.S.	International	Consolidated
Total operating revenues	$648,634	$37,964	$686,598
Operating income	32,086	4,649	36,735
Long-term identifiable assets (1)	106,148	7,271	113,419

	2009
	U.S.	International	Consolidated
Total operating revenues	$576,405	$37,204	$613,609
Operating (loss) income	(119,288)	4,112	(115,176)
Long-term identifiable assets (1)	119,340	7,989	127,329

	2008
	U.S.	International	Consolidated
Total operating revenues	$763,155	$52,135	$815,290
Operating income	28,043	4,935	32,978
Long-term identifiable assets (1)	141,370	7,322	148,692

(1)	Includes property and equipment.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

11. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31 (in thousands):

	2010	2009
Trade accounts receivable	$73,527	$64,810
Independent affiliate and independent owner-operator receivables	6,893	5,401
Other receivables	1,317	1,218

	81,737	71,429
Less allowance for doubtful accounts	(842)	(1,804)

	$80,895	$69,625

The activity in the allowance for doubtful accounts for the years ended December 31 is as follows (in thousands):

	2010	2009
Balance, beginning of period	$1,804	$2,938
Adjustment to bad debt (recoveries) expense	(1,279)	1,838
Write-offs, net of recoveries	317	(2,972)

Balance, end of period	$842	$1,804

12. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2010	2009
Land and improvements	$12,907	$12,041
Buildings and improvements	24,851	21,642
Revenue equipment	203,279	247,110
Other equipment	24,281	29,739

Total property and equipment	265,318	310,532
Accumulated depreciation	(151,899)	(183,203)

Property and equipment, net	$113,419	$127,329

Depreciation expense was $14.5 million, $18.6 million and $19.3 million for the years ending December 31, 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, we had $19.2 million and $23.5 million of capitalized cost and $3.2 million and $6.1 million of accumulated depreciation of equipment under capital leases, respectively, included in revenue equipment in the above schedule.

13. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Under the FASB guidance, goodwill and indefinite-lived intangible assets are subject to an annual impairment test as well as impairment assessments when certain triggering events occur. We evaluate goodwill

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit to which our goodwill relates. These reporting units may contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30. The methodology applied in the analysis performed at June 30, 2010 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2010. As a result of our analysis as of June 30, 2009, we recorded a total impairment charge to goodwill of $146.2 million, of which $144.3 million was related to our logistics segment, eliminating 100% of the carrying amount of goodwill of that segment, and $1.9 million was related to our intermodal segment.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Goodwill by segment and the related changes for each segment for 2009 and 2010 were as follows (in thousands):

	2008	Impairment	Purchase Price Adjustments	2009	2010
Logistics	$144.3	$(144.3)	—	$—	$—
Intermodal	29.2	(1.9)	(0.3)	27.0	27.0

	$173.5	$(146.2)	$(0.3)	$27.0	$27.0

Intangible Assets

Intangible assets at December 31, 2010 are as follows (in thousands):

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename (1)(3)	$7,400	$—	$7,400	Indefinite
Customer relationships (2)(3)	11,900	(2,975)	8,925	12
Non-compete agreements (2)(4)	2,593	(1,994)	599	3 – 5

	$21,893	$(4,969)	$16,924

(1)	The gross value includes an impairment of $2.4 million related to our intermodal segment recorded during the quarter ended June 30, 2009.
(2)	In 2010, the gross value decreased due to intangible assets being fully amortized.
(3)	The net book value is $16.3 million, all of which is allocated to our intermodal segment.
(4)	The net book value is allocated $0.4 million to our logistics segment and $0.2 million to our intermodal segment.

Amortization expense for the years ended December 31, 2010, 2009, and 2008 was $1.5 million, $1.6 million and $1.7 million, respectively. Estimated amortization expense for intangible assets is as follows (in thousands):

2011	$1,369
2012	1,205
2013	996
2014	992
2015 and after	4,962

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable includes $0.5 million and $0.1 million of book overdrafts at December 31, 2010 and 2009, respectively.

Accrued expenses include the following at December 31 (in thousands):

	2010	2009
Salaries, wages and benefits	$4,824	$5,505
Accrued interest	4,080	4,679
Claims and deposits	4,326	3,747
Taxes	1,328	1,435
Other	9,805	6,012

	$24,363	$21,378

15. LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31 (in thousands):

	2010	2009
Capital lease obligations	$12,850	$17,165
ABL Facility	38,500	68,000
Senior Floating Rate Notes, due 2012	—	501
9% Senior Subordinated Notes, due 2010	—	16,031
10% Senior Notes, due 2013	—	134,499
11.75% Senior Subordinated PIK Notes due 2013	33,184	81,211
9.875% Senior Secured Notes due 2018	225,000	—
Other Notes	11,327	12,560

Long-term debt, including current maturities	320,861	329,967
Discount on Notes	(3,529)	(8,683)

	317,332	321,284
Less current maturities of long-term debt (including capital lease obligations)	(8,563)	(25,188)

Long-term debt, less current maturities	$308,769	$296,096

Our principal debt sources at December 31, 2010 comprise $225.0 million aggregate principal amount of 9.875% Senior Secured Notes due 2018 (“2018 Notes”), $33.2 million aggregate principal amount of 11.75% Senior Subordinated PIK Notes due 2013 (“2013 PIK Notes”) and a $225.0 million asset-based loan facility (the “ABL Facility”).

The ABL Facility

We entered into our ABL Facility on December 18, 2007. As of December 31, 2010, the ABL Facility consists of a current asset tranche in the amount of $205.0 million and a fixed asset tranche in the amount of $20.0 million. Borrowings of revolving loans under the ABL Facility are allocated pro rata to the current asset tranche and the fixed asset tranche based on the respective borrowing bases of the two tranches. The ABL Facility includes letters of credit, which are also allocated pro rata between the two tranches based on their

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

respective borrowing bases, and is available for working capital needs and general corporate purposes, including permitted acquisitions. The maturity date of the ABL Facility is June 18, 2013. The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. At December 31, 2010, we had $79.6 million of borrowing availability under the ABL Facility.

The ABL Facility is required to be prepaid only to the extent that aggregate amount of outstanding borrowings, unreimbursed letter of credit drawings and undrawn letters of credit under the relevant tranche exceeds the lesser of the applicable commitments and the applicable borrowing base in effect at such time for such tranche. The borrowing base for the current asset tranche consists of eligible accounts receivable, eligible inventory and eligible tractor and trailer fleet, and the borrowing base for the fixed asset tranche consists of eligible real property and certain eligible equipment.

The interest rate under the current asset tranche is based, at our option, on either the administrative agent’s base rate plus 1.00% or on the Eurodollar LIBOR rate plus an applicable margin; at December 31, 2010, the applicable margin was 2.00%. The administrative agent’s base rate is equal to the greater of the federal funds overnight rate plus 0.50% or the prime rate. The interest rate under the fixed asset tranche is based, at our option, on either the administrative agent’s base rate plus 1.25% or on LIBOR plus and applicable margin; at December 31, 2010, the applicable margin was 2.25%. The applicable margin under either tranche is subject to increases or reductions based upon the amounts available for borrowing under the ABL Facility. Interest is generally payable quarterly, but may be payable in periods from one to six months in the case of some LIBOR loans.

The ABL Facility provides for payment of the following in respect of outstanding letters of credit:

•

a letter of credit fee, payable quarterly in arrears, equal to (i) for standby letters of credit, the applicable margin under the current asset tranche , and (ii) for trade letters of credit, the applicable margin under the current asset tranche minus 0.50%, in each case from time to time in effect on the aggregate outstanding stated amounts of such letters of credit;

•	a fronting fee, payable quarterly in arrears, equal to 0.125% per annum on the aggregate outstanding stated amounts of such letters of credit; and

•	customary administrative charges.

We pay a commitment fee equal to 0.25% per annum on the available daily undrawn portion of the available commitment under the ABL Facility. This commitment fee is paid quarterly in arrears.

We may request up to $150.0 million in letters of credit, subject to certain limitations based on availability under the ABL Facility. In the event we prepay all outstanding amounts under the fixed asset tranche of the ABL Facility, and all commitments thereunder are terminated, prior to the termination of the ABL Facility, no less than $150.0 million under the current asset tranche will be available for letters of credit. At December 31, 2010, we had $30.4 million of letters of credit issued.

The interest rate on the ABL Facility at December 31, 2010 and 2009 was 2.5% and 2.4%, respectively. The weighted average interest rate during fiscal year 2010 was 2.5%. All obligations under the ABL Facility are guaranteed by QDI and each of our wholly-owned domestic restricted subsidiaries (other than our immaterial subsidiaries). Obligations under the current asset tranche, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements), are secured by a first priority lien on certain assets of QD LLC and the guarantors, including eligible accounts, eligible inventory and eligible truck and trailer fleet (“current asset tranche priority collateral”) and a second priority lien on all other assets of QD

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

LLC and the guarantors, including eligible real property and certain eligible equipment (“fixed asset tranche priority collateral”). Obligations under the fixed asset tranche, and the guarantees of those obligations, are secured by a first-priority lien on fixed asset tranche priority collateral and a second priority lien on current asset tranche priority collateral.

We incurred $6.9 million in debt issuance costs relating to the ABL Facility. We are amortizing these costs over the term of the ABL Facility.

9.875% Second-Priority Senior Secured Notes Due 2018

On November 3, 2010 we issued $225.0 million aggregate principal amount of the 2018 Notes. With the proceeds of the issuance of the 2018 Notes, we repaid at maturity our 9% Notes, fully redeemed our 2012 Notes, and our 2013 Senior Notes, redeemed $47.5 million of our 2013 PIK Notes, and paid down a portion of our outstanding borrowings under the ABL Facility.

The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries. The 2018 Notes are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain of our assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first-lien obligations.

In connection with the issuance of the 2018 Notes, we have agreed pursuant to a registration rights agreement to file registration statements relating to an offer to exchange the 2018 Notes for debt securities which are substantially identical in all material respects to the 2018 Notes, and to use our commercially reasonable efforts to cause the registration statements to be declared effective by the SEC within 365 days after November 3, 2010. If we fail to satisfy these obligations, we will be required to pay additional interest.

Interest on the 2018 Notes is payable at a rate of 9.875% per annum, semiannually on May 1 and November 1 of each year, commencing on May 1, 2011.

The 2018 Notes mature on November 1, 2018. Prior to November 1, 2014, we may redeem the 2018 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2018 Notes redeemed, plus accrued and unpaid interest to the redemption date, plus an additional “make-whole premium” intended to capture the value of holding 2018 Notes through November 1, 2014, but not less than 1%. During any twelve-month period prior to November 1, 2014, we may also redeem up to 10% of the original aggregate principal amount of the 2018 Notes at a redemption price of 103%, plus accrued and unpaid interest to the redemption date. Additionally, at any time prior to November 1, 2014, we may redeem up to 35% of the principal amount of the 2018 Notes at a redemption price of 109.875%, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings so long as at least 50% of the aggregate original principal amount of the 2018 Notes remains outstanding afterwards. On or after November 1, 2014, we may redeem the 2018 Notes, in whole or in part, at the following prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on November 1 of the years set forth below:

Period	Redemption Price
2014	104.928%
2015	102.458%
2016 and thereafter	100.000%

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

We recorded $5.8 million in debt issuance costs relating to the 2018 Notes, of which $5.6 million was related to the new issuance and $0.2 million of unamortized debt issuance costs related to the 2013 Senior Notes. We are amortizing these costs over the remaining term of the 2018 Notes.

11.75% Senior Subordinated PIK Notes Due 2013

On October 15, 2009, we issued $80.7 million aggregate principal amount of the 2013 PIK Notes. The payment obligations of QD LLC and QD Capital under the 2013 PIK Notes are guaranteed by QDI and by all of its domestic subsidiaries. The 2013 PIK Notes are unsecured senior subordinated obligations of QD LLC and QD Capital. Interest is payable on the 2013 PIK Notes at 11.75% per annum, payable 9% in cash and 2.75% in the form of additional 2013 PIK Notes, quarterly on February 1, May 1, August 1 and November 1 of each year. The 2013 PIK Notes mature on November 1, 2013. We may redeem the 2013 PIK Notes at a price equal to 100% of the principal amount of the 2013 PIK Notes redeemed plus accrued and unpaid interest to the redemption date.

On December 3, 2010 we redeemed $47.5 million of these notes plus accrued and unpaid interest, in conjunction with the issuance of the 2018 Notes. On December 10, 2010 and December 20, 2010, we repurchased $2.2 million and $0.3 million, respectively, of these notes plus accrued and unpaid interest. On January 20, 2011, we redeemed $10.0 million of these notes plus accrued and unpaid interest. On March 11, 2011, we redeemed $17.5 million of these notes plus accrued and unpaid interest.

We recorded $1.5 million in debt issuance costs relating to the 2013 PIK Notes, of which $0.5 million of unamortized debt issuance costs related to the 9% Notes and $1.0 million were related to the new issuance. In addition, we recorded $6.7 million in note issuance discount due to warrants issued concurrently with the issuance of the 2013 PIK Notes. The amount represents the fair market value of the warrants at time of issuance. We are amortizing these costs over the remaining term of the 2013 PIK Notes. In conjunction with the December 3, 2010 redemption and the December 10, 2010 and December 20, 2010 repurchases, we expensed $7.4 million of unamortized debt issuance costs and unamortized original issue discount in the fourth quarter of 2010. In connection with the January 20, 2011 and March 11, 2011 redemptions, we intend to expense approximately $1.8 million of unamortized debt issuance costs and unamortized original issue discount in the first quarter of 2011.

10% Senior Notes Due 2013

On October 15, 2009, we issued approximately $134.5 million aggregate principal amount of the 2013 Senior Notes, all of which remained outstanding as of December 31, 2009. On December 3, 2010, we fully redeemed the 2013 Senior Notes with a portion of the proceeds of the issuance of $225.0 million aggregate principal amount of the 2018 Notes. We recorded $3.6 million in debt issuance costs relating to the 2013 Senior Notes, of which $2.0 million of unamortized debt issuance costs related to the 2012 Notes and $1.6 million was related to the new issuance. Approximately $0.2 million of unamortized debt issuance costs were included in debt issuance costs related to the issuance of the 2018 Notes. The remaining unamortized costs were expensed in the fourth quarter of 2010.

Senior Floating Rate Notes Due 2012

On January 28, 2005, we issued $85.0 million aggregate principal amount of our 2012 Notes. On December 18, 2007, we issued a second series of 2012 Notes in the original principal amount of $50.0 million. As of December 31, 2009, approximately $0.5 million total principal amount of the 2012 Notes remained

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

outstanding. On December 3, 2010, we fully redeemed the remaining 2012 Notes with a portion of the proceeds of the issuance of $225.0 million aggregate principal amount of the 2018 Notes.

We incurred $2.5 million in debt issuance costs relating to the initial $85.0 million of the 2012 Notes and $2.3 million related to the second $50.0 million of the 2012 Notes. The remaining unamortized costs were expensed in the fourth quarter of 2010.

9% Senior Subordinated Notes Due 2010

On September 30, 2003, we issued $125.0 million aggregate principal amount of our 9% Notes. As of December 31, 2009, approximately $16.0 million total principal amount of the 9% Notes remained outstanding. On November 15, 2010, we repaid at maturity the remaining 9% Notes with a portion of the proceeds of the issuance of $225.0 million aggregate principal amount of the 2018 Notes.

We incurred $5.5 million in debt issuance costs relating to the issuance of the 9% Notes. Approximately $0.5 million of unamortized debt issuance costs were included in debt issuance costs related to the 2013 Senior Notes. All remaining debt issuance costs have been fully amortized.

Accounting Treatment of 2010 Issuance of 2018 Notes

The issuance of the 2018 Notes, and the subsequent redemption of our 2012 Notes and our 2013 Senior Notes was treated primarily as a debt extinguishment and partially as a debt modification in accordance with applicable FASB guidance. Under applicable FASB guidance, costs incurred in connection with a modification and any existing unamortized discount are amortized as an adjustment to interest expense over the remaining term of the modified debt instruments using the effective interest method. Accordingly a pro-rata share of the existing unamortized deferred financing costs and original issue discount related to the 2012 Notes and the 2013 Senior Notes were aggregated with the debt issuance costs and original issue discount related to the 2018 Notes, and are being amortized over the remaining term of the new notes.

The portion of the 2013 PIK Notes which were redeemed and repaid was treated as an extinguishment of debt. We did not recognize a gain or loss on the extinguishment as the notes were redeemed and repaid at par.

Accounting Treatment of 2009 Note Exchanges and Redemption of Notes for Cash

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

Under applicable FASB guidance, costs incurred in connection with a modification and any existing unamortized discount are amortized as an adjustment to interest expense over the remaining term of the modified debt instruments using the effective interest method. Accordingly, a pro-rata share of the existing unamortized deferred financing costs and original issue discount related to the 9% Notes and the 2012 Notes that were exchanged were aggregated with the debt issuance costs and original issue discount related to the 2013 Notes, and were being amortized over the remaining term of the new notes.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

The remaining 9% Notes, which were fully repaid at maturity in 2010, were not exchanged and continued to be accounted for in the same manner prior to the exchange, as the original terms related to the remaining balances did not change. The unamortized deferred financing costs associated with the remaining 9% Notes continued to be amortized over the original term of the 9% Notes.

Collateral, Guarantees and Covenants

The ABL Facility contains a fixed charge coverage ratio of 1.0 to 1.0 which only needs to be met if borrowing availability is less than $20.0 million. The ABL Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to (i) sell assets; (ii) incur additional debt; (iii) prepay other debt (including the 2018 Notes and the 2013 PIK Notes); (iv) repurchase or pay dividends on QDI’s common stock; (v) create liens on assets; (vi) make investments; (vii) make certain acquisitions; (viii) engage in mergers or consolidations; (ix) engage in certain transactions with affiliates; (x) amend certain charter documents and material agreements governing subordinated debt, including the 2018 Notes and the 2013 PIK Notes; (xi) change the business conducted by us and our subsidiaries; and (xii) enter into agreements that restrict dividends from subsidiaries. The ABL Facility also contains certain customary events of default, which, if any of them occurs, may result in the principal, interest and any other monetary obligations under the ABL Facility becoming immediately payable.

The indentures governing the 2018 Notes and the 2013 PIK Notes contain covenants that restrict, subject to certain exceptions, our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of QDI’s common stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. The indentures also provide certain customary events of default, which, if any of them occurs, may result in the principal, interest and any other monetary obligations on the then outstanding 2018 Notes and 2013 PIK Notes becoming payable immediately.

The payment obligations under the ABL Facility are senior secured obligations of QD LLC and QD Capital and are secured by certain assets and guaranteed by QDI and by all of its domestic subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes and the 2013 PIK Notes are guaranteed by QDI and by all of its domestic subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first lien obligations. The 2013 PIK Notes, and the guarantees thereof, are unsecured senior subordinated obligations ranking junior in right of payment to all of our existing and future senior debt, and all liabilities of our subsidiaries that do not guarantee the 2013 PIK Notes. The 2013 PIK Notes are effectively junior to all of our existing and future secured debt, including borrowings under the ABL Facility, to the extent of the value of the assets securing such debt.

We believe that we were in compliance with the covenants under the ABL Facility, the 2018 Notes and the 2013 PIK Notes at December 31, 2010.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Debt Retirement

The following is a schedule of our indebtedness at December 31, 2010 over the periods we are required to pay such indebtedness (in thousands):

	2011	2012	2013	2014	2015 and after	Total
Capital lease obligations	$4,572	$5,132	$2,554	$592	$—	$12,850
ABL Facility	—	—	38,500	—	—	38,500
11.75% Senior Subordinated PIK Notes, due 2013 (1)	—	—	33,184	—	—	33,184
9.875% Second-Priority Senior Secured Notes, due 2018 (1)	—	—	—	—	225,000	225,000
Other Notes	3,991	2,656	2,600	948	1,132	11,327

Total	$8,563	$7,788	$76,838	$1,540	$226,132	$320,861

(1)	Amounts do not include the remaining aggregate unamortized original issue discount of $3.5 million. In addition, amounts do not reflect $10.0 million and $17.5 million of principal amount of our 2013 PIK Notes redeemed in January 2011 and March 2011, respectively.

The following is a schedule of our deferred debt issuance costs for the year ended December 31 as follows (in thousands):

	2009	Write-off of Debt Issuance Costs	Additional Debt Issuance Costs	Transfer Related to Refinancing	2010 amortization expense	2010
ABL Facility	$4,284	$—	$—	$—	$(1,269)	$3,015
9% Senior Subordinated Notes, due 2010	69	—	—	—	(69)	—
10% Senior Notes, due 2013	3,425	(2,287)	—	(202)	(936)	—
11.75% Senior Subordinated PIK Notes, due 2013	1,426	(659)	—	—	(357)	410
9.875% Second-Priority Senior Secured Notes, due 2018	—	—	5,594	202	(111)	5,685

Total	$9,204	$(2,946)	$5,594	$—	$(2,742)	$9,110

Amortization expense of deferred issuance costs was $2.7 million, $2.8 million, and $3.0 million for years ending December 31, 2010, 2009, and 2008, respectively. We are amortizing these costs over the term of the debt instruments.

Liquidity

We believe that, based on current operations and anticipated growth, our cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated capital expenditures, operating expenses and our other anticipated liquidity needs for the next twelve months. Anticipated debt maturities in 2013, the acquisition of another business or other events that we do not foresee may require us to seek alternative financing, such as restructuring or refinancing our long-term debt, selling assets or operations or selling additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under any of our debt agreements and we default on our obligations, our debt could be accelerated and our assets might not be sufficient to repay in full all of our obligations.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

16. INCOME TAXES

For financial reporting purposes, (loss) income before income taxes includes the following components (in thousands):

	2010	2009	2008
Domestic	$(8,153)	$(144,136)	$15,950
Mexico	1,052	637	1,058
Canada	106	214	44

	$(6,995)	$(143,285)	$17,052

The components of the provision for income tax for the years ended December 31 are as follows (in thousands):

	2010	2009	2008
Current taxes:
Federal	$13	$(792)	$(211)
State	794	486	(820)
Mexico	(414)	92	298
Canada	18	120	245

	411	(94)	(488)

Deferred taxes:
Federal	(2,743)	(3,609)	5,635
State	(49)	(625)	(417)
Mexico	—	—	—
Canada	—	—	—

	(2,792)	(4,234)	5,218
Valuation Allowance
Federal	2,743	38,131	210
State	49	3,446	—
Mexico	—	—	—
Canada	—	—	—

	2,792	41,577	210

Provision for income taxes	$411	$37,249	$4,940

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

The net deferred tax asset (liability) consisted of the following at December 31 (in thousands):

	2010	2009
Deferred tax assets:
Environmental reserve	$7,875	$7,848
Tax credit carryforwards	6,006	5,812
Self-insurance reserves	7,577	7,639
Allowance for doubtful accounts	325	699
Pension	7,382	7,409
Net operating loss carryforwards	36,625	36,596
Accrued interest and original issue discount	—	974
Other accruals	6,239	3,989
Accrued losses and damage claims	67	91

	72,096	71,057
Less valuation allowance	(46,025)	(43,032)

	26,071	28,025

Deferred tax liabilities:
Property and equipment basis differences	(22,927)	(25,625)
Accrued interest and original issue discount	(845)	—
Intangible basis differences	(2,299)	(2,400)

Net deferred tax asset	—	—

Comprised of:
Current deferred tax asset	3,848	5,506
Long-term deferred tax asset	—	—
Long-term deferred tax liability	(3,848)	(5,506)

Net deferred tax asset	$—	$—

We have established a 100% valuation allowance against net deferred tax assets as it is no longer more likely than not that the deferred asset will be realized. This determination is based on the weight of available evidence which includes cumulative historical losses in recent years. The valuation allowance against net deferred tax assets increased by $3.0 million from 2009 to 2010.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Our effective tax rate differs from the federal statutory rate. The reasons for those differences are as follows for the years ended December 31 (in thousands):

	2010	2009	2008
Tax (benefit) expense at the statutory rate	$(2,448)	$(50,150)	$5,968
State income taxes, net of federal benefit	408	(225)	(127)
FIN 48 adjustments	(384)	(937)	(698)
Goodwill impairment	—	46,688	—
Restricted stock	—	154	423
Pension adjustment	—	—	(1,193)
Foreign taxes	(167)	(86)	158
Valuation allowance	2,792	41,577	210
Work Opportunity Tax Credit	(10)	(206)	—
IRC Section 956 income	240	419	253
Foreign tax credit	(253)	(190)	(302)
Other	233	205	248

Provision for income taxes	$411	$37,249	$4,940

At December 31, 2010, we had approximately $95.7 million in federal net operating loss carryforwards, $0.6 million of off balance sheet net operating loss related to excess stock compensation deduction, $2.3 million in alternative minimum tax credit carry forwards and $3.4 million in foreign tax credit carryforwards. We do not have a history of net operating loss or tax credit carryforwards expiring unused; however, we have determined based on the weight of available evidence that it is more likely than not that some or all of the carryforwards may expire. As a result, we have established a valuation allowance of $46.0 million. The net operating loss carryforwards will expire in the years 2018 through 2030 while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. We have approximately $48.1 million in state net operating loss carryforwards, which expire over the next 1 to 20 years.

Significant judgment is required in determining our provision for income taxes. In the ordinary course of an international business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as needed. As of December 31, 2010, United States taxes were not provided on income of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.

Rollforward of valuation allowance (in thousands):

	2010	2009
Beginning balance	$(43,032)	$(1,855)
(Increase)/decrease attributable to current year operations	(2,584)	(417)
(Increase)/decrease attributable to other comprehensive income	(201)	400
(Increase)/decrease attributable to AMT & foreign tax credit carryforwards	(179)	(3,628)
(Increase)/decrease attributable to Federal & State NOL carryforwards	(29)	(37,532)

Ending balance	$(46,025)	$(43,032)

At December 31, 2010 and 2009, we had approximately $1.6 million and $1.8 million, respectively, of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits at December 31, 2010, $1.2 million

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized would favorably affect the effective income tax rate in any future periods.

Included in the balance of gross unrecognized tax benefits at December 31, 2010 is $0.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of the applicable statute of limitations. A reconciliation of the total amount of unrecognized tax benefits follows (in thousands):

	2010	2009
Total unrecognized tax benefits as of January 1, 2010	$1,776	$2,043
Increases in tax positions taken during prior period	160	—
Decreases in tax positions taken during prior period	—	(118)
Increases in tax positions taken during the current period	—	10
Settlements with taxing authorities	—	—
Decrease due to lapse of applicable statute of limitations	(351)	(159)

Total unrecognized tax benefits as of December 31, 2010	$1,585	$1,776

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the year ended December 31, 2010, we recognized additional benefit of $0.2 million of interest and penalties in the provision for income taxes. As of January 1, 2010 we had accrued interest of $0.7 million (net of federal benefit) and $0.3 million accrued for penalties. At December 31, 2010 we had accrued interest of $0.6 million (net of federal benefit) and $0.2 million accrued for penalties.

We are subject to the income tax jurisdiction of U.S., Canada, and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for the years before 2006, to international examinations for years before 2005 and with few exceptions, to state exams before 2006.

17. EMPLOYEE BENEFIT PLANS

We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover certain vested salaried participants and retirees (“CLC Plan”) and certain other vested participants and retirees under an expired collective bargaining agreement (“TTWU Plan”). Retirement benefits for employees covered by the salaried plan are based on years of service and compensation levels. The monthly benefit for employees under the expired collective bargaining agreement plan is based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. Both pension plans have been frozen since prior to January 1, 1998. There are no new participants and no future accruals of benefits from the time the plans were frozen.

We use a December 31 measurement date for both of our plans.

We follow the recognition and disclosure requirements under the FASB guidance that require us to recognize the funded status of our postretirement benefit plans in the consolidated statement of financial position at December 31, 2010, with a corresponding adjustment to accumulated other comprehensive income. The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains or losses and

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income (in thousands):

2010
Items not yet recognized as a component of net periodic cost:
Unrecognized net actuarial loss	$28,675
Unamortized prior service cost	511

Unrecognized loss and prior service costs recorded as a component of accumulated other comprehensive loss	$29,186

Items to be recognized in 2011 as a component of net periodic cost:
Net actuarial loss	$1,177
Prior service cost	94

Net periodic cost to be recorded in 2011 as a component of accumulated other comprehensive loss	$1,271

Obligations and Funded Status

The following table sets forth the change in the projected benefit obligation, change in plan assets and unfunded status of the two plans at December 31 (in thousands):

	2010	2009
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$47,302	$45,641
Service cost	203	203
Interest cost	2,575	2,752
Actuarial loss	1,965	2,175
Benefits and expenses paid	(3,415)	(3,469)

Benefit obligation at end of year	$48,630	$47,302

	2010	2009
Change in Plan Assets
Fair value of plan assets at beginning of year	$28,489	$26,989
Actual return (loss) on plan assets	2,312	3,964
Contributions by company	2,561	1,005
Benefits and expenses paid	(3,415)	(3,469)

Fair value of plan assets at end of year	$29,947	$28,489

	2010	2009
Unfunded Status of Plans
Projected benefit obligation	$(48,630)	$(47,302)
Fair value of plan assets	29,947	28,489

Unfunded status	$(18,683)	$(18,813)

The accumulated benefit obligation for both defined benefit pension plans equaled the projected benefit obligations of $48.6 million and $47.3 million at December 31, 2010 and 2009, respectively.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Accumulated Other Comprehensive Loss (in thousands)

	2010	2009	2008
Net actuarial loss, net of tax of $0, $0 and $6,087, respectively	$(614)	$941	$(9,755)
Prior service cost	94	94	94

Adjustment to pension benefit obligation	$(520)	$1,035	$(9,661)

We had an accumulated net pension equity charge (after-tax) of $0.5 million at December 31, 2010 compared to an accumulated net pension equity credit (after-tax) of $1.0 million at December 31, 2009.

Periodic Pension Costs

The components of net periodic pension cost are as follows for the years ended December 31 (in thousands):

	2010	2009	2008
Service cost	$203	$203	$214
Interest cost	2,575	2,752	2,729
Amortization of loss	1,200	1,154	354
Amortization of prior service cost	94	94	94
Expected return on plan assets	(2,161)	(2,003)	(3,202)

Net periodic pension cost	$1,911	$2,200	$189

Assumptions

Weighted average assumptions used to determine benefit obligations at December 31:

	2010	2009	2008
Discount rate	5.08%	5.60%	6.28%

Weighted average assumptions used to determine net periodic benefit cost at December 31:

	2010	2009	2008
TTWU Plan
Discount rate	5.50%	6.30%	6.00%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.50%
CLC Plan
Discount rate	5.70%	6.25%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

The discount rate is based on a model portfolio of AA-rated bonds with a maturity matched to the estimated payouts of future pension benefits. The TTWU Plan’s expected return on plan assets is based on our expectation of the long-term average rate of return on assets in the pension funds, which is based on the allocation of assets and includes approximately 13% of the assets being held in a low return insurance company annuity. The CLC Plan’s expected return on plan assets is based on historical and future returns of the multiple asset classes from which a weighted average was developed based on the asset allocation of the Plan.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Asset Mix

Our pension plan weighted-average asset allocations by asset category at December 31 are as follows:

	2010	2009
TTWU Plan
Equity securities and mutual funds	59.4%	58.7%
Debt securities	14.4%	11.2%
Other investments	22.7%	25.1%
Cash and cash equivalents	3.5%	5.0%
CLC Plan
Equity securities and mutual funds	70.9%	70.3%
Debt securities	16.1%	12.9%
Other investments	9.7%	10.3%
Cash and cash equivalents	3.3%	6.5%

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

Our retirement plans’ assets were accounted for at fair value and are classified in their entirety based on the lowest level of any input that is significant to the fair value measurement. For a description of the fair value hierarchy, see Note 4.

Our actual retirement plans’ asset allocations by level within the fair value hierarchy at December 31, 2010, are presented in the table below (in thousands):

	TTWU Plan					CLC Plan
	Level 1	Level 2	Level 3	Total	% Total	Level 1	Level 2	Level 3	Total	% Total
Cash & cash equivalents	$249	$—	$—	$249	3.5%	$748	$—	$—	$748	3.3%
Equity securities	2,073	—	—	2,073	28.9%	6,949	—	—	6,949	30.5%
Mutual funds	2,192	—	—	2,192	30.5%	9,195	—	—	9,195	40.4%
Corporate bonds	—	503	—	503	7.0%	—	1,895	—	1,895	8.3%
Asset-backed securities	—	530	—	530	7.4%	—	1,772	—	1,772	7.8%
Other investments	—	324	1,313	1,637	22.7%	—	1,096	1,108	2,204	9.7%

Total assets	$4,514	$1,357	$1,313	$7,184	100.0%	$16,892	$4,763	$1,108	$22,763	100.0%

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

The following is a reconciliation of assets in Level 3 of the fair value hierarchy (in thousands):

	TTWU	CLC
Beginning balance at January 1, 2009	$1,358	$—
Return on plan assets	57	42
Purchases, sales, settlements and expenses	99	1,019

Balance at December 31, 2009	$1,514	$1,061

Return on plan assets	52	47
Purchases, sales, settlements and expenses	(253)	—

Ending balance at December 31, 2010	$1,313	$1,108

Cash Flows

We expect to contribute $0.8 million to the TTWU pension plan and $2.1 million to the CLC pension plan during the year ending December 31, 2011.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

The following benefit payments are expected to be paid (in thousands):

2011	$3,555
2012	3,555
2013	3,527
2014	3,501
2015	3,518
2016 – 2020	17,318

In 2001, we established a Deferred Compensation Plan for our executives and other key employees. The plan is a non-qualified deferral plan that allows participants to contribute a portion of their wages on a pre-tax basis and includes a death benefit. No contributions were made in 2010, 2009 and 2008. Effective December 31, 2010, this plan was frozen and no future contributions will be made to the plan.

Substantially all of our U.S. employees are entitled to participate in our profit sharing plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the plan after 90 days of employment. At our discretion, we may also contribute to the plan. Employees are always vested in their contributed balance and become fully vested in our contributions after four years of service. The expenses related to contributions to the plan for the years ended December 31, 2010 and 2008 were approximately $0.3 million and $0.4 million, respectively. In 2009, we did not contribute to the plan.

Multi-employer pension plans

At December 31, 2010, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 2.7% of our total workforce including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

In conjunction with our restructuring efforts, during the quarter ended September 30, 2010, we notified the trustees of three other plans of our intention to withdraw from the plans. Our withdrawal notifications are expected to result in an aggregate withdrawal liability of approximately $2.0 million and we recorded a restructuring charge for this full amount in the third quarter of fiscal 2010. Approximately $0.2 million of the total estimated liability is expected to be paid within one year of the effective date of our withdrawal from the plans with the remaining $1.8 million expected to be paid through 2023.

We do not currently intend to withdraw from the remaining three multi-employer pension plans or take any actions that would subject us to payment of contingent obligations. Based on information provided to us from the trustees of these plans, we estimate our portion of the contingent liability in the case of a full withdrawal or termination from these remaining plans to be approximately $58.0 million, of which the largest component relates to the Central States Southeast and Southwest Areas Pension Plan, which is estimated to be $54.0 million.

We charged to operations, payments to multi-employer pension plans required by collective bargaining agreements of approximately $2.9 million, $2.7 million and $2.3 million for the years ended December 31, 2010,

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

2009 and 2008, respectively. These defined benefit plans cover substantially all of our union employees not covered under the TTWU pension plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multi-employer plans is not readily available.

18. CAPITAL STOCK

Authorized Capital Stock

In accordance with our Amended and Restated Articles of Incorporation dated November 4, 2003, the Company is authorized to issue 50 million shares of capital stock, which includes 49 million shares of no par value common stock and 1 million shares of no par value preferred stock.

Our ABL Facility and indentures governing the 2018 Notes and the 2013 PIK Notes contain restrictions on QDI’s ability to pay dividends on its common stock.

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

Warrants

On October 15, 2009 in conjunction with the note exchange offer, we issued 1,752,895 aggregate amount of warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants are exercisable during the period beginning April 16, 2010 and ending November 1, 2013. The warrants were accounted for at their fair value on October 15, 2009, which is based on the closing price of our common stock on that date. Approximately $6.7 million representing the fair value of the warrants was recorded to stock purchase warrants within shareholders’ deficit, with a corresponding discount on the 2013 PIK Notes. The discount will be amortized over the term of the 2013 PIK Notes. As of December 31, 2010, we have warrants outstanding of approximately $1.7 million.

Treasury Stock

As of December 31, 2010 and 2009, we had approximately 220,000 treasury shares carried at a cost of approximately $1.6 million. These shares were acquired pursuant to our initial public offering, the return of shares under limited recourse secured loans to shareholders and forfeitures.

19. STOCK COMPENSATION PLANS

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Performance Incentive Plans

As of December 31, 2010, we have two active stock-based compensation plans.

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

The 2003 Stock Option Plan activity for the year ended December 31, 2010 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Options outstanding at December 31, 2009	2,171	$4.93
2010 option activity:
Granted	245	$6.63
Exercised (b)	(1)	$2.47
Expired	(36)	$14.66
Canceled	(23)	$4.07

Options outstanding at December 31, 2010	2,356	$4.97

Options exercisable at December 31, 2010	1,140	$6.04	5.25	$621

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2010 exceeds the exercise price of the option.
(b)	Options that were exercised were new issues.

During the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share data):

•	the weighted-average grant date fair value per share of stock-based compensation granted to employees was $4.19, $1.96 and $2.30, respectively;

•	the total intrinsic value of stock options exercised was nil in 2010. There were no options exercised in 2009 and 2008; and

•	the total fair value of stock options that vested during the three periods above was $1,223, $344 and $984, respectively.

During the year ended December 31, 2010, cash was not used to settle any equity instruments previously granted.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

1998 Stock Option Plan

Until adoption of the 2003 Stock Option Plan, we administered the 1998 Stock Option Plan pursuant to which a total of 377,400 shares of our common stock were available for grant at an exercise price of $23.53. The maximum term of granted options is ten years. Fifty percent of each new option granted vested in equal increments over four years. The remaining fifty percent of each new option will vest in nine years from grant date, subject to acceleration if certain per-share equity value targets are achieved or in the event of a sale of the Company. Vesting of the new options occurs only during an employee’s term of employment. The new options will become fully vested in the event of a termination of employment without “cause” or for “good reason” within nine months following a sale of the Company. The remaining outstanding shares of the 1998 Stock Option Plan expired in 2010.

The 1998 Stock Option Plan activity for the year ended December 31, 2010 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Options outstanding at December 31, 2009	12	$23.53
2010 option activity:
Expired	12	$23.53
Canceled	—	—

Options outstanding at December 31, 2010	—	$—

Options exercisable at December 31, 2010	—	$—	—	—

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2010 exceeds the exercise price of the option.

During the years ended December 31, 2010, 2009 and 2008:

•	no options were granted, respectively;

•	no options were exercised, and

•	no options vested during the three periods above.

2003 Restricted Stock Incentive Plan

On November 5, 2003, our Board of Directors approved the 2003 Restricted Stock Incentive Plan, which terminates ten years from the approval date. The 2003 Restricted Stock Incentive Plan was amended on May 13, 2005 and again on May 25, 2010. The vesting periods for grant recipients are at the discretion of the Compensation Committee of the Board of Directors. In subsequent years, participants in the plan may be granted an annual aggregate amount of up to $1 million in shares, valued at our common stock closing price at the date of grant, at the direction of the Board of Directors. No more than 1,700,000 shares of common stock may be issued under this plan nor may more than $21.3 million of stock be issued under this plan.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

The 2003 Restricted Stock Incentive plan activity for the year ended December 31, 2010 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Stock unvested at December 31, 2009	610	$3.89
2010 activity:
Granted	69	$4.08
Vested	(198)	$4.19
Canceled	(2)	$7.38

Stock unvested at December 31, 2010	479	$3.91	$663

Accounting for Stock-Based Compensation

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

The fair value of options granted during 2010, 2009 and 2008 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted-average assumptions:

	2010	2009	2008
Risk free rate	1.95%	2.05%	3.18%
Expected life	5 years	5 years	5 years
Volatility	77%	79%	67%
Expected dividend	nil	nil	nil

Restricted stock awards and stock units are measured at fair value at time of issuance and recognized on a straight line basis over the vesting period.

Stock-based compensation expense recognized during the years ended December 31, 2010, 2009 and 2008 for each of the types of stock-based awards was (in thousands):

	2010	2009	2008
Stock options	$1,351	$713	$995
Restricted stock	922	388	333

Total stock-based compensation expense	$2,273	$1,101	$1,328

All stock-based compensation expense is classified within “Compensation” on the Consolidated Statements of Operations. None of the stock-based compensation was capitalized during 2010. Fourteen of our employees and three members of our Board of Directors participated in an option exchange (the “Option Exchange”) on

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

March 11, 2009. Prior to the Option Exchange, the Compensation Committee recognized that due to the historically low trading prices of our common stock, many options previously granted under the 2003 Stock Option Plan ceased to satisfy their intended purpose. As such, the Option Exchange was initiated and certain stock option grants were canceled and new stock options were issued covering shares of our common stock at an exercise price equal to the closing price of our common stock on March 11, 2009. All options issued in the Option Exchange vest in four equal annual installments on the anniversary of grant. In connection with the Option Exchange, an incremental cost of less than $0.1 million was recognized in 2009.

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of December 31, 2010 (in thousands):

	In $	Remaining years
Stock options	$2,655	4
Restricted stock	1,498	3

	$4,153

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. These amounts do not include the cost of any additional options or restricted stock that may be granted in future periods or any changes in the Company’s forfeiture rate.

20. COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various noncancelable operating leases for our office facilities, office equipment, revenue equipment and vehicles. Future noncancelable lease commitments (excluding any sublease income) as of December 31, 2010, are as follows (in thousands):

2011	$9,640
2012	7,277
2013	4,773
2014	2,817
2015	2,207
2016 and after	3,117

Total	$29,831

We expect that some of our operating lease commitments for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates. Rent expense under operating leases was $16.8 million, $21.6 million and $28.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Environmental Matters

It is our policy to comply with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

responsible management of chemicals. We have obtained independent certification that our management system is in place and functions according to professional standards and we continue to evaluate and continuously improve our Responsible Care® Management System performance. Our activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, many of which are classified as hazardous materials or hazardous substances. Historically, our operations involved the generation, storage, discharge and disposal of wastes that may contain hazardous substances, the inventory and use of cleaning materials that may contain hazardous substances and the control and discharge of storm-water from industrial sites. In addition, we may store diesel fuel, materials containing oil and other hazardous products at our terminals. As such, we and others who operate in our industry are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. Under certain of these laws, we could also be subject to allegations of liability for the activities of our independent affiliates or independent owner-operators.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of December 31, 2010 and December 31, 2009, we had reserves in the amount of $10.9 million and $11.6 million, respectively, for all environmental matters of which the most significant are discussed below.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 25 sites. At 18 of the 25 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 2 of the 18 sites, we will be participating in the initial studies to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 3 of the 18 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated all future expenditures for these 18 multi-party environmental matters to be paid over the next five years to be in the range of $2.2 million to $3.8 million. At 7 of the 25 sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Four of these projects relate to operations conducted by our subsidiary, CLC, and its subsidiaries prior to our acquisition of CLC in 1998. These four sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; and (4) Scary Creek, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures over the next five years for these seven properties to be in the range of $8.7 million to $16.7 million.

Bridgeport, New Jersey

QDI is required under the terms of three federal consent decrees to perform remediation at this operating truck terminal and tank wash site. CLC entered into consent orders with the U.S. Environmental Protection Agency (“USEPA”) in May 1991 for the treatment of groundwater and in October 1998 for the removal of contamination in the wetlands. In addition, we recently entered into a third federal consent decree to assess and remediate contaminated soils at the site.

The groundwater treatment remedy negotiated with USEPA calls for a treatment facility for in-place treatment of groundwater contamination and a local discharge. Treatment facility construction was completed in early 2007. After various start-up issues, the treatment facility began initial operations in June 2010. The plant experienced issues with the treatment of vapor phase emissions and operation was suspended in July 2010. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is continuing. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in September 2009 for the limited areas that show contamination and warrant additional investigation or work. We negotiated with USEPA in 2010 to enter a consent order to perform the remediation work, which will consist of in-place thermal treatment. This work is currently in the remedial design phase. We have estimated expenditures over the next five years to be in the range of $6.0 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP and USEPA in October 1995 obligating it to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a treatment facility with local discharge for groundwater treatment in the fourth quarter of 2007. Plant start-up issues have been resolved and the treatment facility began operations in June 2010. The plant experienced issues with the liquid phase carbon treatment process and the operation was suspended in August 2010. After some modification work, the plant was re-started at the end of 2010. The

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

agencies approved a contaminated soils remedy, which required both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction. The remedy expanded to include off-site shipment of contaminated soils. Soil treatment was completed in September 2007. Site sampling has been conducted and the results indicate that the soil clean-up objectives have not been fully achieved. Negotiations are on-going with USEPA over further remedial actions that may be needed at the site. We have estimated expenditures over the next five years to be in the range of $0.9 million to $3.4 million.

Other Properties

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

ISRA New Jersey Facilities: We are obliged to conduct investigations and remediation at three current or former New Jersey tank wash and terminal sites pursuant to the state’s ISRA, which requires such remediation following the sale of facilities after 1983. These sites are in the process of remedial investigation with projections set in contemplation of limited soil remediation expense for contaminated areas.

We have estimated aggregate future expenditures for Tonawanda, Scary Creek and ISRA to be in the range of $1.8 million to $4.8 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

21. TRANSACTIONS WITH RELATED PARTIES

At March 8, 2011 and December 31, 2010, Apollo and its affiliated funds owned or controlled approximately 33.5% and 48.9%, respectively, of QDI’s outstanding common stock. As a result, Apollo can influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions and the ability to block an unsolicited tender offer.

Two of our customers (Hexion Specialty Chemicals and Momentive Performance Materials) are controlled by Apollo. Revenues from these two customers were $15.0 million, $12.6 million and $15.0 million in 2010, 2009 and 2008, respectively. All pricing with the companies controlled by Apollo Management was based on market rates, including such factors as total expected revenue to be generated by the customer, number of loads to be hauled and the number of miles to be driven.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

22. GUARANTOR SUBSIDIARIES

At and during the year ended December 31, 2010 and in certain prior periods, there were outstanding 2018 Notes, 2013 Senior Notes and 2013 PIK Notes, which were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under all of these notes are, or were during the period outstanding, guaranteed by QDI and by all of its domestic subsidiaries as further described below.

The 2018 Notes are our subsidiaries’, QD LLC and QD Capital, senior obligations and are secured by a subordinated, second-priority lien on assets that secure our ABL Facility through a collateral agreement that is separate from the indenture under which the notes were issued. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first-lien obligations. Decisions regarding the maintenance and release of the collateral secured by the collateral agreement are made by the lenders under our ABL Facility and neither the indenture trustee nor the holders of the 2018 Notes have control of decisions regarding the release of the collateral. The 2018 Notes are also fully and unconditionally guaranteed on an unsecured and senior subordinated basis, jointly and severally, by QDI, our other subsidiary guarantors, and certain of our future U.S. restricted subsidiaries.

While outstanding, the 2013 Senior Notes were our subsidiaries’, QD LLC and QD Capital, senior unsecured obligations and were fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by QDI, our other subsidiary guarantors, and certain of our future U.S. restricted subsidiaries. The 2013 PIK Notes are our subsidiaries’, QD LLC and QD Capital, unsecured and senior subordinated obligations and are fully and unconditionally guaranteed on an unsecured and senior subordinated basis, jointly and severally, by QDI, our other subsidiary guarantors, and certain of our future U.S. restricted subsidiaries.

The subsidiary guarantors of all of the notes are all of our direct and indirect domestic subsidiaries. No non-domestic subsidiaries are guarantor subsidiaries. QD Capital has no material assets or operations. QD LLC, all of its subsidiary guarantors and QD Capital are 100% owned by QDI.

QD LLC conducts substantially all of its business through and derives virtually all of its income from its subsidiaries. Therefore, its ability to make required principal and interest payments with respect to its indebtedness depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments. The subsidiary guarantors are 100% owned subsidiaries of QD LLC.

QDI has no significant restrictions on its ability to receive funds from its subsidiaries. The ABL Facility and the indentures governing our 2018 Notes and our 2013 PIK Notes contain, and the indenture governing our 2013 Senior Notes contained, certain limitations on QD LLC’s ability to make distributions to QDI. We do not consider these restrictions to be significant, because QDI is a holding company with no significant operations or assets, other than ownership of 100% of QD LLC’s membership units. QD LLC’s direct and indirect wholly owned subsidiaries are generally permitted to make distributions to QD LLC, which is the principal obligor under the ABL Facility, the 2018 Notes and the 2013 PIK Notes and was the principal obligor under the 2013 Senior Notes.

We have not presented separate financial statements and other disclosures concerning subsidiary guarantors because management has determined such information is not material to the holders of the above-mentioned notes.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

The following condensed consolidating financial information for QDI, QD LLC, QD Capital, which has no assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at December 31, 2010 and 2009 and condensed consolidating statements of operations and of cash flows for each of the three years ended December 31, 2010, 2009 and 2008.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$498,446	$—	$—	$498,446
Service revenue	—	—	106,893	581	—	107,474
Fuel surcharge	—	—	80,678	—	—	80,678

Total operating revenues	—	—	686,017	581	—	686,598
Operating expenses:
Purchased transportation	—	—	476,307	—	—	476,307
Compensation	—	—	57,563	—	—	57,563
Fuel, supplies and maintenance	—	—	49,851	1	—	49,852
Depreciation and amortization	—	—	16,004	—	—	16,004
Selling and administrative	33	195	19,015	96	—	19,339
Insurance costs	—	—	15,525	21	—	15,546
Taxes and licenses	—	—	2,218	—	—	2,218
Communication and utilities	—	—	4,119	—	—	4,119
Loss (gain) on disposal of property and equipment	—	—	1,141	(5)	—	1,136
Restructuring costs	—	—	7,779	—	—	7,779

Operating (loss) income	(33)	(195)	36,495	468	—	36,735
Interest expense (income), non-related party, net	37	34,221	1,339	(49)	—	35,548
Interest (income) expense, related party, net	—	(34,226)	34,652	(426)	—	—
Write-off of debt issuance costs	—	7,391	—	—	—	7,391
Other expense (income)	735	174	96	(214)	—	791

(Loss) income before income taxes	(805)	(7,755)	408	1,157	—	(6,995)
Provision for (benefit from) income taxes	3	—	822	(414)	—	411
Equity in (loss) earnings of subsidiaries	(6,598)	1,157	—	—	5,441	—

Net (loss) income	$(7,406)	$(6,598)	$(414)	$1,571	$5,441	$(7,406)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$565,814	$—	$—	$565,814
Service revenue	—	—	103,661	378	—	104,039
Fuel surcharge	—	—	145,437	—	—	145,437

Total operating revenues	—	—	814,912	378	—	815,290
Operating expenses:
Purchased transportation	—	—	466,823	—	—	466,823
Compensation	—	—	109,110	—	—	109,110
Fuel, supplies and maintenance	—	—	114,351	—	—	114,351
Depreciation and amortization	—	—	21,024	(22)	—	21,002
Selling and administrative	—	234	35,539	63		35,836
Insurance costs	—	—	15,007	(8)	—	14,999
Taxes and licenses	—	—	5,241	1	—	5,242
Communication and utilities	—	—	12,716	—	—	12,716
Gain on disposal of property and equipment	—	—	(3,067)	(25)	—	(3,092)
Restructuring costs	—	—	5,325	—	—	5,325

Operating (loss) income	—	(234)	32,843	369	—	32,978
Interest (income) expense, non-related party, net	(16)	33,150	2,086	(100)	—	35,120
Interest (income) expense, related party, net	—	(33,150)	33,669	(519)	—	—
Write-off of debt issuance costs	—	283	—	—	—	283
Gain on extinguishment of debt	—	(16,532)	—	—	—	(16,532)
Other income	—	—	(2,831)	(114)	—	(2,945)

Income (loss) before income taxes	16	16,015	(81)	1,102	—	17,052
Provision for income taxes	18	—	4,643	279	—	4,940
Equity in earnings (loss) of subsidiaries	12,114	(3,901)	—	—	(8,213)	—

Net income (loss)	$12,112	$12,114	$(4,724)	$823	$(8,213)	$12,112

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Consolidating Balance Sheet, December 31, 2010

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$1,174	$579	$—	$1,753
Accounts receivable, net	—	—	80,791	104	—	80,895
Prepaid expenses	—	231	6,664	16	—	6,911
Deferred tax asset, net	—	—	3,848	—	—	3,848
Other	(192)	—	5,134	(51)	—	4,891

Total current assets	(192)	231	97,611	648	—	98,298
Property and equipment, net	—	—	113,419	—	—	113,419
Goodwill	—	—	27,023	—	—	27,023
Intangibles, net	—	—	16,924	—	—	16,924
Investment in subsidiaries	(156,047)	451,537	18,967	—	(314,457)	—
Other assets	—	9,110	6,561	—	—	15,671

Total assets	$(156,239)	$460,878	$280,505	$648	$(314,457)	$271,335

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	$—	$3,991	$—	$—	$3,991
Current maturities of capital lease obligations	—	—	4,572	—	—	4,572
Accounts payable	—	—	7,204	(4)	—	7,200
Intercompany	(8,853)	319,693	(285,803)	(6,070)	(18,967)	—
Independent affiliates and independent owner-operators payable	—	—	11,059	—	—	11,059
Accrued expenses	—	4,077	20,253	33	—	24,363
Environmental liabilities	—	—	3,687	—	—	3,687
Accrued loss and damage claims	—	—	8,471	—	—	8,471

Total current liabilities	(8,853)	323,770	(226,566)	(6,041)	(18,967)	63,343
Long-term indebtedness, less current maturities	—	293,155	7,336	—	—	300,491
Capital lease obligations, less current maturities	—	—	8,278	—	—	8,278
Environmental liabilities	—	—	7,255	—	—	7,255
Accrued loss and damage claims	—	—	10,454	—	—	10,454
Other non-current liabilities	(1,007)	—	26,841	226	—	26,060

Total liabilities	(9,860)	616,925	(166,402)	(5,815)	(18,967)	415,881
Redeemable noncontrolling interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders’ (deficit) equity:
Common Stock	371,288	354,963	490,761	4,833	(850,557)	371,288
Treasury stock	(1,593)	—	—	—	—	(1,593)
Accumulated (deficit) retained earnings	(301,974)	(297,382)	(21,025)	2,745	315,662	(301,974)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(26,194)	(25,722)	(24,662)	(1,060)	51,444	(26,194)
Stock purchase warrants	1,683	1,683	—	—	(1,683)	1,683

Total shareholders’ (deficit) equity	(146,379)	(156,047)	445,074	6,463	(295,490)	(146,379)

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$(156,239)	$460,878	$280,505	$648	$(314,457)	$271,335

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(7,406)	$(6,598)	$(414)	$1,571	$5,441	$(7,406)
Adjustments for non-cash charges	9,566	(20,673)	50,553	(426)	(5,441)	33,579
Net changes in assets and liabilities	140	(1,017)	(5,340)	1,115	—	(5,102)
Intercompany activity	(2,300)	28,288	(24,305)	(1,683)	—	—

Net cash provided by operating activities	—	—	20,494	577	—	21,071

Cash flows from investing activities:
Capital expenditures	—	—	(11,184)	—	—	(11,184)
Proceeds from sales of property and equipment	—	—	10,105	—	—	10,105

Net cash used in investing activities	—	—	(1,079)	—	—	(1,079)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	223,479	—	—	—	223,479
Principal payments on long-term debt and capital lease obligations	—	(201,085)	(9,692)	—	—	(210,777)
Proceeds from revolver	—	59,200	—	—	—	59,200
Payments on revolver	—	(88,700)	—	—	—	(88,700)
Deferred financing costs	—	(5,594)	—	—	—	(5,594)
Other	(692)	(319)	(476)	—	—	(1,487)
Intercompany activity	692	13,019	(11,611)	(2,100)	—	—

Net cash used in financing activities	—	—	(21,779)	(2,100)	—	(23,879)

Effect of exchange rate changes on cash	—	—	7	—	—	7

Net decrease in cash and cash equivalents	—	—	(2,357)	(1,523)	—	(3,880)
Cash and cash equivalents, beginning of period	—	—	3,531	2,102	—	5,633

Cash and cash equivalents, end of period	$—	$—	$1,174	$579	$—	$1,753

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(180,534)	$(180,420)	$(180,438)	$759	$360,099	$(180,534)
Adjustments for non-cash charges	180,420	159,261	228,567	(427)	(360,099)	207,722
Net changes in assets and liabilities	(893)	970	12,482	9	—	12,568
Intercompany activity	1,007	20,189	(20,895)	(301)	—	—

Net cash provided by operating activities	—	—	39,716	40	—	39,756

Cash flows from investing activities:
Capital expenditures	—	—	(8,221)	—	—	(8,221)
Acquisition purchase price adjustment	—	266	—	—	—	266
Proceeds from sale of tank wash assets	—	—	10,000	—	—	10,000
Proceeds from sales of property and equipment	—	—	7,532	—	—	7,532

Net cash provided by investing activities	—	266	9,311	—	—	9,577

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments on long-term debt and capital lease obligations	—	(4,618)	(13,124)	—	—	(17,742)
Proceeds from revolver	—	28,600	—	—	—	28,600
Payments on revolver	—	(47,600)	—	—	—	(47,600)
Financing costs	—	(2,323)	—	—	—	(2,323)
Deferred financing costs	—	(2,554)	—	—	—	(2,554)
Other	—	(145)	(8,751)	—	—	(8,896)
Intercompany activity	—	28,374	(28,374)	—	—	—

Net cash used in financing activities	—	(266)	(50,249)	—	—	(50,515)

Effect of exchange rate changes on cash	—	—	28	—	—	28

Net (decrease) increase in cash and cash equivalents	—	—	(1,194)	40	—	(1,154)
Cash and cash equivalents, beginning of period	—	—	4,725	2,062	—	6,787

Cash and cash equivalents, end of period	$—	$—	$3,531	$2,102	$—	$5,633

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$12,112	$12,114	$(4,724)	$823	$(8,213)	$12,112
Adjustments for non-cash charges	(12,112)	(45,149)	53,353	(47)	8,213	4,258
Net changes in assets and liabilities	8	2,936	(18)	297	—	3,223
Intercompany activity	(8)	30,099	(29,111)	(980)	—	—

Net cash provided by operating activities	—	—	19,500	93	—	19,593

Cash flows from investing activities:
Capital expenditures	—	—	(14,791)	—	—	(14,791)
Acquisition of businesses and assets	—	—	(1,399)	—	—	(1,399)
Acquisition purchase price adjustment	—	1,318	—	—	—	1,318
Proceeds from sales of property and equipment	—	—	6,348	—	—	6,348

Net cash provided by (used in) investing activities	—	1,318	(9,842)	—	—	(8,524)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,049	—	—	1,049
Principal payments on long-term debt and capital lease obligations	—	(7,707)	(9,028)	—	—	(16,735)
Proceeds from revolver	—	115,700	—	—	—	115,700
Payments on revolver	—	(112,830)	—	—	—	(112,830)
Deferred financing costs	—	(860)		—	—	(860)
Other	20	(145)	316	—	—	191
Intercompany activity	(20)	4,524	(4,504)	—	—	—

Net cash used in financing activities	—	(1,318)	(12,167)	—	—	(13,485)

Effect of exchange rate changes on cash	—	—	(105)	(403)	—	(508)

Net decrease in cash and cash equivalents	—	—	(2,614)	(310)	—	(2,924)
Cash and cash equivalents, beginning of period	—	—	7,339	2,372	—	9,711

Cash and cash equivalents, end of period	$—	$—	$4,725	$2,062	$—	$6,787

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

23. SUBSEQUENT EVENTS

We redeemed $10.0 million of our 2013 PIK Notes, plus accrued and unpaid interest, on January 20, 2011 pursuant to irrevocable redemption notices sent December 21, 2010.

On February 9, 2011, we sold 2.0 million shares of our common stock in an underwritten public offering, priced at $9.50 per share, and received net proceeds, after fees and expenses, of approximately $17.5 million. Certain affiliates of Apollo also sold 2.6 million shares in the offering. After the offering, Apollo owns approximately 33.5% of our outstanding shares. Also on February 9, 2011, we sent irrevocable redemption notices to holders of our 2013 PIK Notes to redeem $17.5 million of these notes at a price equal to 100% of the principal amount of the 2013 PIK Notes, plus accrued and unpaid interest. On March 11, 2011, these notes were redeemed.

On March 3, 2011, we redeemed all 302 outstanding shares of Series C preferred stock of our subsidiary, CLC, which were held by two shareholders that were not affiliated with us. These shareholders received the maximum aggregate redemption value (which was equivalent to par value) of $1.8 million, plus accrued and unpaid preferred dividends through the redemption date.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Quality Distribution, Inc., dated November 4, 2003. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed on November 5, 2003 (Registration No. 333-108344).

3.2	Articles of Amendment, dated June 28, 2005 to Amended and Restated Articles of Incorporation of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 28, 2005.

3.3	Articles of Amendment to Articles of Incorporation of Quality Distribution, Inc., filed May 28, 2010. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on May 28, 2010.

3.4	Amended and Restated Bylaws of Quality Distribution. Inc., dated June 28, 2005. Incorporated herein by reference to Exhibit 3.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 28, 2005 (Registration No. 333-108344).

4.1	Indenture governing the 9% Senior Subordinated Notes due 2010, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York, as trustee. Incorporated herein by reference to Exhibit 4.5 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed on March 30, 2004.

4.2	Supplemental Indenture to the Indenture governing the 9% Senior Subordinated Notes due 2010, dated as of December 18, 2007, among Quality Distribution, LLC, QD Capital Corporation, Boasso America Corporation and The Bank of New York Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.6 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.3	Second Supplemental Indenture to the Indenture governing the 9% Senior Subordinated Notes due 2010, dated as of August 27, 2009, among Quality Distribution, LLC, QD Capital Corporation, QD Risk Services, Inc. and The Bank of New York Mellon, as trustee. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 31, 2009.

4.4	Third Supplemental Indenture to the Indenture governing the Quality Distribution, LLC and QD Capital Corporation’s 9% Senior Subordinated Notes due 2010, dated as of October 14, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 14, 2009.

4.5	Form of Exchange Note for the 9% Senior Subordinated Notes due 2010 (included as Exhibit B to Exhibit 4.1).

4.6	Indenture governing the Senior Floating Rate Notes due 2012, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Trust Company, N.A. as trustee. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

4.7	Supplemental Indenture to the Indenture governing the Senior Floating Rate Notes due 2012, dated as of December 18, 2007, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, Boasso America Corporation and The Bank of New York Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.7 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

Exhibit No.	Description
4.8	Second Supplemental Indenture to the Indenture governing the Senior Floating Rate Notes due 2012, Series A, dated as of August 27, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, QD Risk Services, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 31, 2009.

4.9	Third Supplemental Indenture to the Indenture governing the Senior Floating Rate Notes due 2012, Series A, dated as of September 29, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1(a) to Quality Distribution, Inc.’s Current Report on Form 8-K filed on September 30, 2009.

4.10	Form of Exchange Note for the Senior Floating Rate Notes due 2012, Series A (included as Exhibit B to Exhibit 4.6).

4.11	Indenture with respect to the Senior Floating Rate Notes due 2012, Series B, dated as of December 18, 2007, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.12	Supplemental Indenture to the Indenture governing the Senior Floating Rate Notes due 2012, Series B, dated as of August 27, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, QD Risk Services, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 31, 2009.

4.13	Second Supplemental Indenture to the Indenture governing the Senior Floating Rate Notes due 2012, Series B, dated as of September 29, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1(b) to Quality Distribution, Inc.’s Current Report on Form 8-K filed on September 30, 2009.

4.14	Form of Exchange Note for the Senior Floating Rate Notes due 2012, Series B (included as Exhibit B to Exhibit 4.11).

4.15	Credit Agreement, dated as of December 18, 2007, among Quality Distribution, Inc., Quality Distribution, LLC, Credit Suisse, Cayman Islands Branch, as administrative agent, General Electric Capital Corporation, as collateral agent, SunTrust Bank, as syndication agent the lenders party thereto. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.16	First Amendment to Credit Agreement, dated as of October 22, 2010, among Quality Distribution, Inc., Quality Distribution, LLC, the Lenders party hereto, Credit Suisse, Cayman Islands Branch as Administrative Agent for the Lenders, and General Electric Capital Corporation as Collateral Agent for the Lenders. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 26, 2010.

4.17	Current Asset Revolving Facility Guarantee and Collateral Agreement, dated as of December 18, 2007, among Quality Distribution, Inc., Quality Distribution, LLC, its subsidiaries party thereto, Credit Suisse, Cayman Islands Branch, as current asset revolving facility administrative agent, General Electric Capital Corporation, as current asset revolving facility collateral agent and SunTrust Bank, as syndication agent. Incorporated herein by reference to Exhibit 10.4 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

Exhibit No.	Description
4.18	Fixed Asset Revolving Facility Guarantee and Collateral Agreement, dated as of December 18, 2007, among Quality Distribution, Inc., Quality Distribution, LLC, its subsidiaries party thereto, Credit Suisse, Cayman Islands Branch, as fixed asset revolving facility administrative agent, and General Electric Capital Corporation, as fixed asset revolving facility collateral agent. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.19	Indenture with respect to the 10% Senior Notes due 2013, dated as of October 15, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

Form of Exchange Note for the 10% Senior Notes due 2013 (included as Exhibit B to Exhibit 4.18).

4.20	Registration Rights Agreement with respect to the 10% Senior Notes due 2013, dated as October 15, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, and Credit Suisse Securities (USA) LLC and Moelis & Company LLC, as dealer managers. Incorporated herein by reference to Exhibit 4.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

4.21	Indenture with respect to the 11.75% Senior Subordinated PIK Notes due 2013, dated as of October 15, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

4.22	Form of Exchange Note for the 11.75% Senior Subordinated PIK Notes due 2013 (included as Exhibit B to Exhibit 4.21).

4.23	Registration Rights Agreement with respect to the 11.75% Senior Subordinated PIK Notes due 2013, dated as October 15, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and Credit Suisse Securities (USA) LLC and Moelis & Company LLC, as dealer managers. Incorporated herein by reference to Exhibit 4.4 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

4.24	Warrant Agreement, dated as October 15, 2009, between Quality Distribution, Inc. and The Bank of New York Mellon Trust Company, N.A., as warrant agent. Incorporated herein by reference to Exhibit 4.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

4.25	Indenture with respect to the 9.875% Second-Priority Senior Secured Notes due 2018, dated as of November 3, 2010, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 3, 2010.

4.26	Form of Initial Note for the 9.875% Second-Priority Senior Secured Notes due 2018 (included as Exhibit B to Exhibit 4.25).

4.27	Registration Rights Agreement with respect to the 9.875% Second-Priority Senior Secured Notes due 2018, dated as November 3, 2010, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named in Annex I thereto and Credit Suisse Securities (USA) LLC, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Martkets LLC acting as representatives of the purchasers of the 9.875% Second-Priority Senior Secured Notes due 2018. Incorporated herein by reference to Exhibit 4.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 3, 2010.

Exhibit No.	Description
4.28	Collateral Agreement dated and effective as of November 3, 2010, among Quality Distribution Inc., Quality Distribution, LLC, QD Capital Corporation, each subsidiary of QD LLC identified on Schedule I thereto and The Bank of New York Mellon Trust Company, N.A. as collateral agent. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 3, 2010.

10.1	Amended and Restated Shareholders’ Agreement, dated as of February 10, 1998, among MTL Inc., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and certain shareholders of MTL Inc. Incorporated herein by reference to Exhibit 4.13 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed on March 29, 2002.

10.2	Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL, Inc. Incorporated herein by reference to Exhibit 4.14 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed on March 29, 2002.

10.3	Amendment No. 1, dated as of April 2, 2002, to the Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL, Inc. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed on August 14, 2002 (Registration No. 333-98077).

10.4	Second Amended and Restated Registration Rights Agreement, dated as of August 28, 1998, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., Quality Distribution, Inc. and certain shareholders of Quality Distribution, Inc.. Incorporated herein by reference to Exhibit 10.4 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed on August 14, 2002 (Registration No. 333-98077).

10.5	Agreement, dated as of May 30, 2002, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., Quality Distribution, Inc., and certain shareholders of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed on August 14, 2002 (Registration No. 333-98077).

10.6	Warrant Agreement (including form of warrant certificate), dated as of May 30, 2002, between Quality Distribution, Inc. and The Bank of New York. Incorporated herein by reference to Exhibit 10.32 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 24, 2003 (Registration No. 333-108344).

10.7†	Employment Agreement dated November 3, 2004 between Quality Distribution, Inc. and Gary Enzor. Incorporated herein by reference to Exhibit 99.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 9, 2004.

10.8†	Quality Distribution, Inc. 2003 Restricted Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on May 28, 2010.

10.9†	Quality Distribution, Inc. 2003 Restricted Stock Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on May 16, 2005.

10.10†	Form of Non Qualified Stock Option Agreement. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 7, 2005.

10.11†	Form of Restricted Stock Award Agreement. Incorporated herein by reference to Exhibit 10.6 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 7, 2005.

Exhibit No.	Description
10.12†	Employment Agreement dated April 1, 2007 between Quality Distribution, Inc. and Jonathan C. Gold. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2007.

10.13†	Separation Agreement and General Release, effective as of July 25, 2008, between Quality Distribution, Inc. and Timothy B. Page. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2008.

10.14†	Employment Agreement, dated July 28, 2008, between Quality Distribution, Inc. and Stephen R. Attwood. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2008.

10.15†	Quality Distribution, Inc. Key Employee Deferred Compensation Plan, as Amended and Restated January 1, 2009. Incorporated herein by reference to Exhibit 10.23 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed on March 13, 2009.

10.16†	Separation Agreement and General Release dated December 31, 2009, between Quality Distribution, Inc. and Dennis R. Copeland. Incorporated herein by reference to Exhibit 10.26 to Quality Distribution, LLC and QD Capital Corporation’s Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 333-163868) filed on February 5, 2010.

10.17†	Professional Services Agreement, dated December 31, 2009, between Quality Distribution, Inc. and Dennis R. Copeland. Incorporated herein by reference to Exhibit 10.27 to Quality Distribution, LLC and QD Capital Corporation’s Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 333-163868) filed on February 5, 2010.

10.18†	Employment Agreement dated March 12, 2010 between Quality Distribution, Inc. and Randall Strutz. Incorporated herein by reference to Exhibit 10.23 to Quality Distribution, LLC’s Registration Statement on Amendment No. 3 to Form S-4 dated April 7, 2010 (Registration No. 333-163868).

10.19†	Employment Agreement, dated July 16, 2010 between Quality Distribution, Inc. and Joseph J. Troy. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on July 22, 2010.

21.1*	Subsidiaries of the Registrant.

23 *	Consent of PricewaterhouseCoopers, LLP

24 *	Powers of Attorney

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13(a) – 14(a).

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Document is filed with this Form 10-K
†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.