Form 10-Q
period 2011-03-31
QUALITY DISTRIBUTION INC
filed 2011-05-06
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 2, 2011, the registrant had 23,855,990 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM  1 — FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited - in 000’s, Except Per Share Amounts)

	Three months ended March 31,
	2011	2010
OPERATING REVENUES:
Transportation	$124,681	$118,917
Service revenue	26,738	24,906
Fuel surcharge	26,491	17,510

Total operating revenues	177,910	161,333

OPERATING EXPENSES:
Purchased transportation	124,722	109,824
Compensation	14,883	13,892
Fuel, supplies and maintenance	11,777	13,368
Depreciation and amortization	3,492	4,243
Selling and administrative	5,149	4,778
Insurance costs	4,685	3,337
Taxes and licenses	447	596
Communication and utilities	802	1,046
(Gain) loss on disposal of property and equipment	(240)	418
Restructuring costs	—	1,147

Total operating expenses	165,717	152,649

Operating income	12,193	8,684
Interest expense	7,811	8,667
Interest income	(139)	(161)
Write-off of debt issuance costs	1,786	—
Other (income) expense	(36)	6

Income before income taxes	2,771	172
Provision for (benefit from) income taxes	49	(626)

Net income	$2,722	$798

PER SHARE DATA:
Net income per common share
Basic	$0.12	$0.04

Diluted	$0.12	$0.04

Weighted-average number of shares
Basic	22,192	19,501

Diluted	23,505	21,470

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In 000’s)

	Unaudited March 31, 2011	Audited December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,738	$1,753
Accounts receivable, net	92,185	80,895
Prepaid expenses	8,993	6,911
Deferred tax asset	4,127	3,848
Other	4,667	4,891

Total current assets	112,710	98,298
Property and equipment, net	111,115	113,419
Goodwill	27,023	27,023
Intangibles, net	16,576	16,924
Other assets	14,009	15,671

Total assets	$281,433	$271,335

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$3,398	$3,991
Current maturities of capital lease obligations	5,219	4,572
Accounts payable	7,945	7,200
Independent affiliates and independent owner-operators payable	13,946	11,059
Accrued expenses	27,819	24,363
Environmental liabilities	4,082	3,687
Accrued loss and damage claims	9,416	8,471

Total current liabilities	71,825	63,343
Long-term indebtedness, less current maturities	283,986	300,491
Capital lease obligations, less current maturities	6,525	8,278
Environmental liabilities	7,085	7,255
Accrued loss and damage claims	10,790	10,454
Other non-current liabilities	25,627	26,060

Total liabilities	405,838	415,881

Commitments and contingencies - Note 14
Redeemable noncontrolling interest	—	1,833
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 23,856 issued and 23,632 outstanding at March 31, 2011 and 21,678 issued and 21,458 outstanding at December 31, 2010, respectively	390,272	371,288
Treasury stock, 224 shares at March 31, 2011 and 220 shares at December 31, 2010	(1,593)	(1,593)
Accumulated deficit	(299,252)	(301,974)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(25,926)	(26,194)
Stock purchase warrants	1,683	1,683

Total shareholders’ deficit	(124,405)	(146,379)

Total liabilities, redeemable noncontrolling interest and shareholders’ deficit	$281,433	$271,335

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended March 31, 2011 and 2010

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Stock Subscription Receivables	Total Shareholders’ Deficit
Balance, December 31, 2009	20,297	(220)	$364,046	$(1,580)	$(294,568)	$(189,589)	$(25,587)	$6,696	$(154)	$(140,736)
Net income	—	—	—	—	798	—	—	—	—	798
Issuance of restricted stock	69	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	214	—	—	—	—	—	—	214
Amortization of stock options	—	—	275	—	—	—	—	—	—	275
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	323	—	—	323
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(52)	—	—	(52)

Balance, March 31, 2010	20,366	(220)	$364,535	$(1,580)	$(293,770)	$(189,589)	$(25,316)	$6,696	$(154)	$(139,178)

Balance, December 31, 2010	21,678	(220)	$371,288	$(1,593)	$(301,974)	$(189,589)	$(26,194)	$1,683	$—	$(146,379)
Net income	—	—	—	—	2,722	—	—	—	—	2,722
Issuance of restricted stock	83	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	286	—	—	—	—	—	—	286
Amortization of stock options	—	—	438	—	—	—	—	—	—	438
Stock option exercises	95	—	637	—	—	—	—	—	—	637
Proceeds from equity offering, net of transaction costs	2,000	—	17,623	—	—	—	—	—	—	17,623
Satisfaction of stock subscription receivable	—	(4)	—	—	—	—	—	—	—	—
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	318	—	—	318
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(50)	—	—	(50)

Balance, March 31, 2011	23,856	(224)	$390,272	$(1,593)	$(299,252)	$(189,589)	$(25,926)	$1,683	$—	$(124,405)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - In 000’s)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,722	$798
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	3,492	4,243
Bad debt expense	328	132
(Gain) loss on disposal of property and equipment	(240)	418
PIK interest on Senior Subordinated Notes	147	558
Write-off of deferred financing costs	328	—
Write-off of original bond issuance costs	1,458	—
Stock-based compensation	724	489
Amortization of deferred financing costs	542	676
Amortization of bond discount	138	585
Noncontrolling interest dividends	38	36
Changes in assets and liabilities:
Accounts and other receivables	(11,975)	(11,106)
Prepaid expenses	(2,082)	(1,806)
Other assets	1,452	(822)
Accounts payable	899	1,897
Accrued expenses	3,456	503
Environmental liabilities	224	(175)
Accrued loss and damage claims	1,281	(3,193)
Independent affiliates and independent owner-operators payable	2,887	2,857
Other liabilities	(60)	(295)
Current income taxes	(95)	51

Net cash provided by (used in) operating activities	5,664	(4,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,195)	(4,622)
Proceeds from sales of property and equipment	2,860	1,393

Net cash used in investing activities	(335)	(3,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(28,841)	(1,282)
Principal payments on capital lease obligations	(1,106)	(1,456)
Proceeds from revolver	43,300	14,600
Payments on revolver	(33,300)	(8,600)
Payments on acquisition notes	(291)	(318)
Deferred financing costs	(341)	—
Change in book overdraft	(153)	1,513
Noncontrolling interest dividends	(38)	(36)
Redemption of noncontrolling interest	(1,833)	—
Proceeds from equity offering, net of transaction costs	17,623	—
Proceeds from exercise of stock options	637	—

Net cash (used in) provided by financing activities	(4,343)	4,421

Effect of exchange rate changes on cash	(1)	4

Net increase (decrease) in cash and cash equivalents	985	(2,958)
Cash and cash equivalents, beginning of period	1,753	5,633

Cash and cash equivalents, end of period	$2,738	$2,675

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period for:
Interest	$1,709	$3,329

Income Taxes	252	(56)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

In this quarterly report, unless the context otherwise requires or indicates, (i) the terms the “Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) the term “QD Capital” refers to our wholly owned subsidiary, QD Capital Corporation, a Delaware corporation, (iv) the term “QCI” refers to our wholly owned subsidiary, Quality Carriers, Inc., an Illinois Corporation (v) the term “Boasso” refers to our wholly owned subsidiary, Boasso America Corporation, a Louisiana corporation and (vi) the term “CLC” refers to our wholly owned subsidiary, Chemical Leaman Corporation, a Pennsylvania corporation.

We are engaged primarily in transportation of bulk chemicals in North America. We conduct a significant portion of our business through a network of independent affiliates and independent owner-operators. Independent affiliates are companies which enter into various term contracts with the Company. Independent affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Most of the independent affiliates lease trailers from us. Independent owner-operators are independent contractors who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with independent owner-operators may be terminated by either party on short notice. We charge independent affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, independent affiliates and independent owner-operators are normally paid a percentage of the revenues collected on each load hauled.

Our accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of consolidated financial position, results of operations and cash flows have been included. The year ended December 31, 2010 consolidated balance sheet data was derived from our audited financial statements, but does not include all the disclosures required by GAAP. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2010, including the consolidated financial statements and accompanying notes.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future period.

Reclassification

Certain prior period amounts have been reclassified amongst operating expense line items to conform to the current year presentation.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance to clarify the acquisition date that should be used for reporting pro forma financial information for business combinations. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. Adoption of this amended guidance will not have an impact on the Company’s consolidated financial results.

In December 2010, the FASB also issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. These amendments are effective for fiscal years and interim periods beginning January 1, 2011 and the adoption of these amendments are not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Acquisition and Dispositions

During 2010 and the first three months of 2011, we did not complete any acquisitions or dispositions of businesses or affiliates.

2. Variable Interest Entities

At March 31, 2011, we hold a variable interest in one variable interest entity (“VIE”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contract with this VIE, the operating structure of the VIE and our role with the VIE, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of this VIE.

The VIE is an independent affiliate that is directly engaged in the dry bulk business through the management of three trucking terminals in the North East region of the U.S. As such, this business is highly seasonal. We are involved with the VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE, is limited to our recorded loans receivable which aggregated approximately $2.8 million at March 31, 2011. These loans are secured by a second priority lien on the VIE’s assets and a limited personal guarantee from the owner of the VIE.

Severe winter weather created cash flow constraints for this VIE in the first quarter of 2011. We expect their business and cash flow to improve in the near term. However, given our enhanced reliance on collateral for payment of our loans and the potential uncertainties involved with ultimate collection, we have recorded a $0.5 million reserve against our $2.8 million of loans receivable in the first quarter of 2011.

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

Fair Value Measurements on a Nonrecurring Basis

The fair values of our long-term indebtedness were based on level 2 quoted market prices. As of March 31, 2011, the carrying values and fair values are as follows (in thousands):

	Carrying Value	Fair Value
11.75% Senior Subordinated PIK Notes due 2013	$5,752	$5,752
9.875% Second-Priority Senior Secured Notes due 2018	225,000	232,472

	$230,752	$238,224

Our asset-based loan facility (the “ABL Facility”) is variable rate debt and approximates fair value.

The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

4. Goodwill and Intangible Assets

Goodwill

Under the FASB guidance, goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. We evaluate goodwill for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit, our logistics segment and our intermodal segment. These reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30th. The methodology applied in the analysis performed at June 30, 2010 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2010. We continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2010 through year end December 31, 2010, and again in the quarter ended March 31, 2011. There were no indications that a triggering event had occurred following June 30, 2010. As of March 31, 2011, we had total goodwill of $27.0 million, all of which related to our intermodal segment.

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

Intangible Assets

Intangible assets at March 31, 2011 are as follows (in thousands):

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename	$7,400	$—	$7,400	Indefinite
Customer relationships	11,900	(3,223)	8,677	12
Non-compete agreements	2,593	(2,094)	499	3 – 5

	$21,893	$(5,317)	$16,576

Of our total intangibles of $16.6 million at March 31, 2011, $16.2 million was allocated to our intermodal segment and $0.4 million was allocated to our logistics segment.

Amortization expense for the three months ended March 31, 2011 and 2010 was $0.3 million and $0.4 million, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

2011 remaining	$1,021
2012	1,205
2013	996
2014	991
2015 and after	4,963

5. Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three months ended March 31,
	2011	2010
Net income	$2,722	$798
Other comprehensive income:
Amortization of prior service costs, net of tax	318	323
Foreign currency translation adjustments, net of tax	(50)	(52)

Comprehensive income	$2,990	$1,069

6. Income Per Share

A reconciliation of the numerators and denominators of the basic and diluted income per share computations is as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2011			March 31, 2010
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:
Net income	$2,722	22,192	$0.12	$798	19,501	$0.04

Effect of dilutive securities:
Stock options		636			114
Unvested restricted stock		235			106
Stock warrants		442			1,749

Diluted income available to common shareholders:
Net income	$2,722	23,505	$0.12	$798	21,470	$0.04

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2011	2010
Stock options	1,935	2,029
Unvested restricted stock	327	538

7. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares, and stock units may be granted to employees, non-employee directors, consultants and advisors. As of March 31, 2011, we had two active stock-based compensation plans.

We recognize expense for stock-based compensation based upon estimated grant date fair value. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the awards’ vesting term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within “Compensation” in the Consolidated Statements of Operations. None of the stock-based compensation was capitalized during the first three months of 2011.

The fair value of options granted during the first three months of 2011 was based upon the Black-Scholes option-pricing model. There were no options granted during the first three months of 2010. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2011, expected stock price volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Risk free rate	2.0%	—
Expected life	5 years	—
Volatility	78.0%	—
Expected dividend	nil	nil

The following options and restricted shares were issued during the three months ended:

	Options Issued	Restricted Shares Issued
March 31, 2011	222,500	83,189

The following table summarizes stock-based compensation expense (in thousands):

	Three months ended March 31,
	2011	2010
Stock options	$438	$275
Restricted stock	286	214

	$724	$489

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of March 31, 2011 (in thousands):

		Remaining years
Stock options	$3,114	3
Restricted stock	1,820	2

	$4,934

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. Options for 94,999 shares were exercised during the three months ended March 31, 2011.

8. Employee Benefit Plans

We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover vested salaried participants and retirees (“CLC Plan”) and certain other vested participants and retirees under a collective bargaining agreement (“TTWU Plan”). Retirement benefits for employees covered by the salaried plan are based on years of service and compensation levels. The monthly benefit for employees under the collective bargaining agreement plan is based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. Both pension plans have been frozen since prior to January 1, 1998. There are no new participants and no future accruals of benefits from the time the plans were frozen.

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three months ended March 31,
	2011	2010
Service cost	$44	$51
Interest cost	605	644
Amortization of prior service cost	24	23
Amortization of loss	294	300
Expected return on plan assets	(575)	(540)

Net periodic pension cost	$392	$478

We contributed $0.4 million to our pension plans during the three months ended March 31, 2011. We expect to contribute an additional $2.4 million during the remainder of 2011.

Multi-employer pension plans

At March 31, 2011, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 2.8% of our total workforce, including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

In conjunction with our prior restructuring efforts, during the quarter ended September 30, 2010, we notified the trustees of three other plans of our intention to withdraw from these plans. Our withdrawal notifications are expected to result in an aggregate withdrawal liability of approximately $2.0 million and we recorded a restructuring charge for this full amount in the third quarter of 2010. Approximately $0.3 million of the total estimated liability was paid in the first quarter of 2011, with the remaining $1.7 million expected to be paid through 2023.

We do not currently intend to withdraw from the remaining three multi-employer pension plans or take any actions that would subject us to payment of contingent obligations upon withdrawal. Based on information provided to us from the trustees of these plans, we estimate our portion of the contingent liability in the case of a full withdrawal or termination from these remaining plans to be approximately $58.0 million, of which the largest component relates to the Central States Southeast and Southwest Areas Pension Plan, which is estimated to be $54.0 million.

These defined benefit plans cover substantially all of our union employees not covered under the TTWU Plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multi-employer plans is not readily available.

9. Restructuring

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We have made estimates of the costs to be incurred as part of a restructuring plan developed during the quarter ended June 30, 2008 and concluded at the end of 2010. The restructuring plan consisted of various actions including termination of approximately 380 non-driver positions, the consolidation, closure or affiliation of underperforming company terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters, and resulted in charges during 2008, 2009 and 2010 primarily related to our logistics segment. At March 31, 2011, $4.9 million was accrued related to the restructuring charges, which are expected to be paid through 2023.

In the three months ended March 31, 2011, we had the following activity in our restructuring accruals (in thousands):

	Balance at December 31, 2010	Additions	Payments	Reductions	Balance at March 31, 2011
Restructuring costs	$5,449	$—	$(556)	$—	$4,893

10. Segment Reporting

Reportable Segments

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Logistics, which consists primarily of truckload transportation of bulk chemicals primarily through our network of independent affiliates and equipment rentals; and

•	Intermodal, specifically Boasso’s International Organization for Standardization, or intermodal ISO tank container transportation and depot services.

Segment revenues and operating income include the allocation of fuel surcharge to the logistics and intermodal segments. The operating income reported in our segments excludes amounts reported in Other operating income, such as gains and losses on disposal of property and equipment, restructuring costs, and corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization, impairment charge and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

During the fourth quarter of 2010, we realigned and renamed our business segments to better reflect our current business and asset-light model due to the shift of our company-operated operations to independent affiliate operations. Our trucking segment was renamed Logistics and our Container Services segment was renamed Intermodal to better describe the services we perform.

Summarized segment data and a reconciliation to loss (income) before income taxes follows (in thousands):

	Three Months Ended March 31, 2011
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$110,612	$14,069	$124,681
Service revenue	16,508	10,230	26,738
Fuel surcharge	23,638	2,853	26,491

Total	150,758	27,152	177,910

Segment operating income	10,782	4,663	15,445
Depreciation & amortization	2,695	797	3,492
Other (income) expense	(247)	7	(240)

Total	8,334	3,859	12,193

Interest expense	6,295	1,516	7,811
Interest income	(139)	—	(139)
Other expense	1,256	494	1,750

Income before income taxes	$922	$1,849	$2,771

	Three Months Ended March 31, 2010
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$105,832	$13,085	$118,917
Service revenue	16,640	8,266	24,906
Fuel surcharge	15,666	1,844	17,510

Total	138,138	23,195	161,333

Segment operating income	10,818	3,674	14,492
Depreciation & amortization	3,544	699	4,243
Other expense	1,549	16	1,565

Total	5,725	2,959	8,684

Interest expense	7,149	1,518	8,667
Interest income	(161)	—	(161)
Other (income) expense	(288)	294	6

(Loss) Income before income taxes	$(975)	$1,147	$172

Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three months ended March 31, 2011
	U. S.	International	Consolidated
Total operating revenues	$166,632	$11,278	$177,910
Operating income	10,343	1,850	12,193

	As of March 31, 2011
Long-term identifiable assets (1)	$103,963	$7,152	$111,115

	Three months ended March 31, 2010
	U. S.	International	Consolidated
Total operating revenues	$152,177	$9,156	$161,333
Operating income	7,758	926	8,684

	As of March 31, 2010
Long-term identifiable assets (1)	$119,269	$7,783	$127,052

	As of December 31, 2010
Long-term identifiable assets (1)	$106,148	$7,271	$113,419

(1)	Includes property and equipment.

11. Income Taxes

At December 31, 2010, we had approximately $1.6 million of total gross unrecognized tax benefits. Of this total, $1.2 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Included in the balance of gross unrecognized tax benefits at December 31, 2010, was $0.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of the statute of limitations.

For the three months ended March 31, 2011, the change in unrecognized tax benefits was a decrease of $0.1 million. The change was due to an expiration of the statute of limitations. Our total gross unrecognized tax benefit at March 31, 2011 was $1.5 million.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.6 million (net of federal tax benefit) accrued for interest and $0.2 million accrued for penalties at December 31, 2010. The total amount accrued for interest and penalties at March 31, 2011 was $0.7 million.

We are subject to the income tax jurisdictions of the U.S., Canada and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2006, to international examinations for years before 2006 and, with few exceptions, to state examinations before 2005.

The effective tax rates for the three months ended March 31, 2011 and 2010 were a tax provision of 1.8% and a tax benefit of more than 100%, respectively. The effective tax rate for the current period includes a tax benefit of approximately $0.2 million from a change in the Company’s uncertain tax positions. The company continues to maintain a 100% valuation allowance against the balance of the net deferred tax asset in the current period.

12. Redeemable Noncontrolling Interest

On March 3, 2011, we redeemed 302 outstanding shares of Series C preferred stock of our subsidiary, CLC, which were held by two shareholders that were not affiliated with us. These shareholders received the maximum aggregate redemption value (which was equivalent to par value) of $1.8 million, plus accrued and unpaid preferred dividends through the redemption date.

13. Common Stock Offering

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

14. Commitments and Contingencies

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of March 31, 2011 and December 31, 2010, we had reserves in the amount of $11.2 million and $10.9 million, respectively, for all environmental matters of which the most significant are discussed below.

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

At 7 of the 25 sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Four of these projects relate to operations conducted by our subsidiary, CLC, and its subsidiaries prior to our acquisition of CLC in 1998. These four sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; and (4) Scary Creek, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures over the next five years for these seven properties to be in the range of $9.0 million to $16.7 million.

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

The groundwater treatment remedy negotiated with USEPA calls for a treatment facility for in-place treatment of groundwater contamination and a local discharge. Treatment facility construction was completed in early 2007. After various start-up issues, the treatment facility began initial operations in June 2010. The plant experienced issues with the treatment of vapor phase emissions and the operation was suspended in July 2010. After the engineering re-design process including an effective pilot treatability study, the plant is being modified to address the treatment of the vapor phase emissions. The plant is expected to resume operations in July 2011. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is continuing until June 2011, when a five year review will be conducted by USEPA. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered a consent order with USEPA in 2010 to perform the remediation work, which will consist of in-place thermal treatment. This work is currently in the remedial design phase. We have estimated expenditures over the next five years to be in the range of $6.3 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in October 1995 obligating it to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a treatment facility with local discharge for groundwater treatment in the fourth quarter of 2007. Plant start-up issues have been resolved and the treatment facility began operations in June 2010. The plant experienced issues with the liquid phase carbon treatment process and the operation was suspended in August 2010. After some modification work, the plant was restarted at the end of 2010 and continues to operate in start-up mode. The agencies approved a contaminated soils remedy, which required both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction. The remedy expanded to include off-site shipment of contaminated soils. Soil treatment was completed in September 2007. Site sampling has been conducted and the results indicate that the soil clean-up objectives have not been fully achieved. Negotiations are on-going with USEPA over further remedial actions that may be needed at the site. We have estimated expenditures over the next five years to be in the range of $0.9 million to $3.4 million.

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

15. Guarantor Subsidiaries

At and during the three months ended March 31, 2011, there were outstanding our 9.875% Second-Priority Senior Secured Notes due 2018 (the “2018 Notes”) and our 11.75% Senior Subordinated PIK Notes due 2013 (the “2013 PIK Notes”), which were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under all of these notes are, or were during the period outstanding, guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

The 2018 Notes are our subsidiaries’, QD LLC and QD Capital, senior obligations and are secured by a subordinated, second-priority lien on assets that secure our ABL Facility through a collateral agreement that is separate from the indenture under which these notes were issued. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first-lien obligations. Decisions regarding the maintenance and release of the collateral secured by the collateral agreement are made by the lenders under our ABL Facility and neither the indenture trustee nor the holders of the 2018 Notes have control of decisions regarding the release of the collateral. The 2018 Notes are also fully and unconditionally guaranteed on a second-priority senior secured basis, jointly and severally, by QDI, our other subsidiary guarantors, and certain of our future U.S. restricted subsidiaries.

The 2013 PIK Notes are our subsidiaries’, QD LLC and QD Capital, unsecured and senior subordinated obligations and are fully and unconditionally guaranteed on an unsecured and senior subordinated basis, jointly and severally, by QDI, our other subsidiary guarantors, and certain of our future U.S. restricted subsidiaries.

The subsidiary guarantors of all of the notes are all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries. No non-domestic subsidiaries are guarantor subsidiaries. QD Capital has no material assets or operations. QD LLC, all of its subsidiary guarantors and QD Capital are 100% owned by QDI.

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

QDI has no significant restrictions on its ability to receive funds from its subsidiaries. The ABL Facility and the indentures governing our 2018 Notes and our 2013 PIK Notes contain certain limitations on QD LLC’s ability to make distributions to QDI. We do not consider these restrictions to be significant, because QDI is a holding company with no significant operations or assets, other than ownership of 100% of QD LLC’s membership units. QD LLC’s direct and indirect wholly owned subsidiaries are generally permitted to make distributions to QD LLC, which is the principal obligor under the ABL Facility, the 2018 Notes and the 2013 PIK Notes.

We have not presented separate financial statements and other disclosures concerning QD LLC, QD Capital or the subsidiary guarantors because management has determined such information is not material to the holders of the above-mentioned notes.

The following condensed consolidating financial information for QDI, QD LLC, QD Capital, which has no assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at March 31, 2011 and December 31, 2010 and condensed consolidating statements of operations for the three month periods ended March 31, 2011 and 2010 and the condensed consolidating statements of cash flows for each of the three month periods ended March 31, 2011 and 2010.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Consolidating Statements of Operations

Three Months Ended March 31, 2011

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$124,681	$—	$—	$124,681
Service revenue	—	—	26,604	134	—	26,738
Fuel surcharge	—	—	26,491	—	—	26,491

Total operating revenues	—	—	177,776	134	—	177,910
Operating expenses:
Purchased transportation	—	—	124,722	—	—	124,722
Compensation	—	—	14,883	—	—	14,883
Fuel, supplies and maintenance	—	—	11,777	—	—	11,777
Depreciation and amortization	—	—	3,492	—	—	3,492
Selling and administrative	—	12	5,117	20	—	5,149
Insurance costs	—	—	4,680	5	—	4,685
Taxes and licenses	—	—	447	—	—	447
Communication and utilities	—	—	802	—	—	802
Loss on disposal of property and equipment	—	—	(240)	—	—	(240)

Operating (loss) income	—	(12)	12,096	109	—	12,193
Interest (income) expense, non-related party, net	(14)	7,362	325	(1)	—	7,672
Interest (income) expense, related party, net	—	(7,362)	7,464	(102)	—	—
Write-off of debt issuance costs	—	1,786	—	—	—	1,786
Other expense (income)	—	2	12	(50)	—	(36)

Income (loss) before income taxes	14	(1,800)	4,295	262	—	2,771
Provision for (benefit from) income taxes	—	—	229	(180)	—	49
Equity in earnings of subsidiaries	2,708	4,508	—	—	(7,216)	—

Net income	$2,722	$2,708	$4,066	$442	$(7,216)	$2,722

Consolidating Statements of Operations

Three Months Ended March 31, 2010

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$118,917	$—	$—	$118,917
Service revenue	—	—	24,753	153	—	24,906
Fuel surcharge	—	—	17,510	—	—	17,510

Total operating revenues	—	—	161,180	153	—	161,333
Operating expenses:
Purchased transportation	—	—	109,824	—	—	109,824
Compensation	—	—	13,892	—	—	13,892
Fuel, supplies and maintenance	—	—	13,368	—	—	13,368
Depreciation and amortization	—	—	4,243	—	—	4,243
Selling and administrative	—	23	4,735	20	—	4,778
Insurance costs	—	—	3,332	5	—	3,337
Taxes and licenses	—	—	596	—	—	596
Communication and utilities	—	—	1,046	—	—	1,046
Loss on disposal of property and equipment	—	—	418	—	—	418
Restructuring costs	—	—	1,147	—	—	1,147

Operating (loss) income	—	(23)	8,579	128	—	8,684
Interest expense (income), non-related party, net	—	8,105	415	(14)	—	8,506
Interest (income) expense, related party, net	—	(8,105)	8,207	(102)	—	—
Other expense (income)	—	—	56	(50)	—	6

(Loss) income before income taxes	—	(23)	(99)	294	—	172
Provision for (benefit from) income taxes	—	—	73	(699)	—	(626)
Equity in earnings of subsidiaries	798	821	—	—	(1,619)	—

Net income (loss)	$798	$798	$(172)	$993	$(1,619)	$798

Consolidating Balance Sheet

March 31, 2011

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$2,446	$292	$—	$2,738
Accounts receivable, net	—	—	92,133	52	—	92,185
Prepaid expenses	—	188	8,794	11	—	8,993
Deferred tax asset	—	—	4,127	—	—	4,127
Other	(150)	—	4,830	(13)	—	4,667

Total current assets	(150)	188	112,330	342	—	112,710
Property and equipment, net	—	—	111,115	—	—	111,115
Goodwill	—	—	27,023	—	—	27,023
Intangibles, net	—	—	16,576	—	—	16,576
Investment in subsidiaries	(153,070)	356,313	18,967	—	(222,210)	—
Other assets	—	8,581	5,428	—	—	14,009

Total assets	$(153,220)	$365,082	$291,439	$342	$(222,210)	$281,433

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	$—	$3,398	$—	$—	$3,398
Current maturities of capital lease obligations	—	—	5,219	—	—	5,219
Accounts payable	—	—	7,953	(8)	—	7,945
Intercompany	(27,808)	231,594	(178,265)	(6,555)	(18,966)	—
Affiliates and independent owner-operators payable	—	—	13,946	—	—	13,946
Accrued expenses	—	9,237	18,572	10	—	27,819
Environmental liabilities	—	—	4,082	—	—	4,082
Accrued loss and damage claims	—	—	9,416	—	—	9,416

Total current liabilities	(27,808)	240,831	(115,679)	(6,553)	(18,966)	71,825
Long-term indebtedness, less current maturities	—	277,321	6,665	—	—	283,986
Capital lease obligations, less current maturities	—	—	6,525	—	—	6,525
Environmental liabilities	—	—	7,085	—	—	7,085
Accrued loss and damage claims	—	—	10,790	—	—	10,790
Other non-current liabilities	(1,007)	—	26,595	39	—	25,627

Total liabilities	(28,815)	518,152	(58,019)	(6,514)	(18,966)	405,838
Shareholders’ equity (deficit):
Common Stock	390,272	354,963	390,760	4,833	(750,556)	390,272
Treasury stock	(1,593)	—	—	—	—	(1,593)
Accumulated (deficit) retained earnings	(299,252)	(294,674)	(16,959)	3,187	308,446	(299,252)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(25,926)	(25,453)	(24,343)	(1,109)	50,905	(25,926)
Stock purchase warrants	1,683	1,683	—	—	(1,683)	1,683

Total shareholders’ (deficit) equity	(124,405)	(153,070)	349,458	6,856	(203,244)	(124,405)

Total liabilities and shareholders’ (deficit) equity	$(153,220)	$365,082	$291,439	$342	$(222,210)	$281,433

Consolidating Balance Sheet

December 31, 2010

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$1,174	$579	$—	$1,753
Accounts receivable, net	—	—	80,791	104	—	80,895
Prepaid expenses	—	231	6,664	16	—	6,911
Deferred tax asset, net	—	—	3,848	—	—	3,848
Other	(192)	—	5,134	(51)	—	4,891

Total current assets	(192)	231	97,611	648	—	98,298
Property and equipment, net	—	—	113,419	—	—	113,419
Goodwill	—	—	27,023	—	—	27,023
Intangibles, net	—	—	16,924	—	—	16,924
Investment in subsidiaries	(156,047)	451,537	18,967	—	(314,457)	—
Other assets	—	9,110	6,561	—	—	15,671

Total assets	$(156,239)	$460,878	$280,505	$648	$(314,457)	$271,335

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	$—	$3,991	$—	$—	$3,991
Current maturities of capital lease obligations	—	—	4,572	—	—	4,572
Accounts payable	—	—	7,204	(4)	—	7,200
Intercompany	(8,853)	319,693	(285,803)	(6,070)	(18,967)	—
Affiliates and independent owner-operators payable	—	—	11,059	—	—	11,059
Accrued expenses	—	4,077	20,253	33	—	24,363
Environmental liabilities	—	—	3,687	—	—	3,687
Accrued loss and damage claims	—	—	8,471	—	—	8,471

Total current liabilities	(8,853)	323,770	(226,566)	(6,041)	(18,967)	63,343
Long-term indebtedness, less current maturities	—	293,155	7,336	—	—	300,491
Capital lease obligations, less current maturities	—	—	8,278	—	—	8,278
Environmental liabilities	—	—	7,255	—	—	7,255
Accrued loss and damage claims	—	—	10,454	—	—	10,454
Other non-current liabilities	(1,007)	—	26,841	226	—	26,060

Total liabilities	(9,860)	616,925	(166,402)	(5,815)	(18,967)	415,881
Redeemable noncontrolling interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders’ (deficit) equity:
Common Stock	371,288	354,963	490,761	4,833	(850,557)	371,288
Treasury stock	(1,593)	—	—	—	—	(1,593)
Accumulated (deficit) retained earnings	(301,974)	(297,382)	(21,025)	2,745	315,662	(301,974)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(26,194)	(25,722)	(24,662)	(1,060)	51,444	(26,194)
Stock purchase warrants	1,683	1,683	—	—	(1,683)	1,683

Total shareholders’ (deficit) equity	(146,379)	(156,047)	445,074	6,463	(295,490)	(146,379)

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$(156,239)	$460,878	$280,505	$648	$(314,457)	$271,335

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,722	$2,708	$4,066	$442	$(7,216)	$2,722
Adjustments for non-cash charges	(1,984)	(9,257)	11,082	(102)	7,216	6,955
Net changes in assets and liabilities	(42)	5,732	(10,418)	715	—	(4,013)
Intercompany activity	(696)	817	1,221	(1,342)	—	—

Net cash provided by (used in) operating activities	—	—	5,951	(287)	—	5,664

Cash flows from investing activities:
Capital expenditures	—	—	(3,195)	—	—	(3,195)
Proceeds from sales of property and equipment	—	—	2,860	—	—	2,860

Net cash used in investing activities	—	—	(335)	—	—	(335)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	(27,578)	(2,369)	—	—	(29,947)
Proceeds from revolver	—	43,300	—	—	—	43,300
Payments on revolver	—	(33,300)	—	—	—	(33,300)
Deferred financing costs	—	(341)	—	—	—	(341)
Redemption of noncontrolling interest	—	—	(1,833)	—	—	(1,833)
Proceeds from equity offering, net of transaction costs	17,623	—	—	—	—	17,623
Proceeds from exercise of stock options	637	—	—	—	—	637
Other	—	—	(482)	—	—	(482)
Intercompany activity	(18,260)	17,919	341	—	—	—

Net cash used in financing activities	—	—	(4,343)	—	—	(4,343)
Effect of exchange rate changes on cash	—	—	(1)	—	—	(1)

Net increase (decrease) in cash and cash equivalents	—	—	1,272	(287)	—	985
Cash and cash equivalents, beginning of period	—	—	1,174	579	—	1,753

Cash and cash equivalents, end of period	$—	$—	$2,446	$292	$—	$2,738

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2010

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$798	$798	$(172)	$993	$(1,619)	$798
Adjustments for non-cash charges	(798)	(7,071)	13,489	(102)	1,619	7,137
Net changes in assets and liabilities	(1)	3,731	(16,564)	745	—	(12,089)
Intercompany activity	1	2,542	(1,084)	(1,459)	—	—

Net cash (used in) provided by operating activities	—	—	(4,331)	177	—	(4,154)

Cash flows from investing activities:
Capital expenditures	—	—	(4,622)	—	—	(4,622)
Proceeds from sales of property and equipment	—	—	1,393	—	—	1,393

Net cash used in investing activities	—	—	(3,229)	—	—	(3,229)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(2,738)	—	—	(2,738)
Proceeds from revolver	—	14,600	—	—	—	14,600
Payments on revolver	—	(8,600)	—	—	—	(8,600)
Other	—	(36)	1,195	—	—	1,159
Intercompany activity	—	(5,964)	5,964	—	—	—

Net cash provided by financing activities	—	—	4,421	—	—	4,421
Effect of exchange rate changes on cash	—	—	4	—	—	4

Net (decrease) increase in cash and cash equivalents	—	—	(3,135)	177	—	(2,958)
Cash and cash equivalents, beginning of period	—	—	3,531	2,102	—	5,633

Cash and cash equivalents, end of period	$—	$—	$396	$2,279	$—	$2,675

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America through our wholly owned subsidiary, QCI, and are also the largest provider of intermodal ISO tank container and depot services in North America through our wholly owned subsidiary, Boasso. QCI has relationships with 29 independent affiliated trucking operations which provide the physical transportation of chemicals, together with its 3 company-operated trucking terminals.

Logistics

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We primarily transport a broad range of chemical products and provide our customers with logistics and other value-added services through 29 independent affiliates with 91 trucking terminals and through 3 company-operated trucking terminals. We are a core carrier for many of the major companies engaged in chemical processing, including Arkema, Ashland, BASF, Dow, DuPont, ExxonMobil, Georgia-Pacific, Honeywell, PPG Industries, Procter & Gamble, Sunoco and Unilever, and we provide services to most of the top 100 chemical producers with North American operations. We believe the diversity of our customer base, geography and end-markets provides a competitive advantage.

During the fourth quarter of 2010, we began marketing transportation services to the frac shale natural gas and oil drilling industry. This addressable market is extensive and we believe it is growing at a faster rate than our core chemical market. We expect this new market to be a significant contributor to our revenue growth. In the first quarter of 2011, we began hauling fresh water to drill sites for two customers in the Marcellus Shale region of Pennsylvania and are in contract discussions to provide services to other customers as well.

Our transportation revenue is a function of the volume of shipments by the bulk chemical industry, prices, the average number of miles driven per load, our market share and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many other industries and end-use markets, including consumer and industrial products, paints and coatings, paper and packaging, agriculture and food products, and tends to vary with changing economic conditions. Due to the nature of our customers’ business, our revenues are seasonal. Revenues generally decline during winter months, namely our first and fourth fiscal quarters and over holidays and rise during our second and third fiscal quarters. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months.

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

Our Network

Our bulk service network consists primarily of independently owned third-party affiliate terminals, independent owner-operator drivers and, to a lesser extent, company operated terminals. Independent affiliates are independent companies we contract with to operate trucking terminals exclusively on our behalf in defined markets. The independent affiliates provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Independent owner-operators are generally individual drivers who own or lease their tractors and agree to provide transportation services to us under contract. We believe the use of independent affiliates and independent owner-operators provides the following key competitive advantages to us in the marketplace:

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

Given the specialty nature of the services we provide and the size of our existing network, we believe there are significant barriers to entry to our industry. During 2009 and 2010, we consolidated certain company-operated terminals and transitioned other company-operated terminals to independent affiliates. These actions have resulted in a larger portion of our revenue being generated by independent affiliates and a substantial reduction in the number of terminals in our network. We believe these actions have reduced certain fixed costs, provide a more variable cost structure and position us with a financially flexible, asset-light business platform.

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

Recent Significant Transactions

2010 Senior Note Offering

On November 3, 2010, QD, LLC and QD Capital, completed an offering of $225.0 million in aggregate principal amount of 9.875% Second-Priority Senior Secured Notes due 2018 (the “2018 Notes”) at an issue price of 99.324% of par. Pursuant to the offering, we sent irrevocable redemption notices to holders of our 10% Senior Notes due 2013 (the “2013 Senior Notes”), Senior Floating Rate Notes due 2012 (the “2012 Notes”) and 11.75% Senior Subordinated PIK Notes due 2013 (the “2013 PIK Notes”). On November 15, 2010, we repaid at maturity the remaining 9% Senior Subordinated Notes due 2010 (the “9% Notes”). On December 3, 2010, net proceeds from the offering of the 2018 Notes were used to fully redeem or repay all of the outstanding 2013 Senior Notes and 2012 Notes, plus accrued and unpaid interest. We also utilized proceeds to redeem at par, plus accrued and unpaid interest, $47.5 million of the 2013 PIK Notes. The balance of the offering proceeds were used to pay down outstanding borrowings under our asset-based loan facility (the “ABL Facility”).

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

Goodwill and Intangible Assets – We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment arise, in accordance with FASB’s guidance on goodwill and other intangible assets. We evaluate goodwill for impairment by determining the fair value for each reporting unit to which our goodwill relates. At June 30, 2010, our intermodal segment was our only reporting unit that contained goodwill. Our intermodal segment contains goodwill and other identifiable intangible assets associated with our Boasso acquisition in December 2007.

The methodology applied in the analysis performed at June 30, 2010 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2010.

We continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2010 through year end 2010, and again in the quarter ended March 31, 2011. There were no indications that a triggering event had occurred as of March 31, 2011. As of March 31, 2011, our intermodal segment had goodwill of $27.0 million. As of March 31, 2011, we had total intangibles of $16.6 million, of which $16.2 million was allocated to our intermodal segment and $0.4 million was allocated to our logistics segment.

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

After computing a separate business enterprise value under the income approach and market approach, we apply a weighting to them to derive the business enterprise value of the reporting unit. The income approach and market approach were both weighted 50% in the analysis performed at June 30, 2010. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Given that the business enterprise value derived from the market approach supported what was calculated in the income approach, we believed that both approaches should be equally weighted. Based on these weightings, we calculated a business enterprise value for the reporting unit. We then add debt-free liabilities of the reporting unit to the calculated business enterprise value to derive an implied fair value of the reporting unit. The implied fair value is then compared to the reporting unit’s carrying value of total assets. Upon completion of the analysis in step one, we determined that the fair value of our intermodal reporting unit exceeded its carrying value. As such, a step two analysis was not required.

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

During the second quarter of 2009, an impairment charge of $148.6 million was recorded and, as a result, the Company determined that it was in a cumulative loss position. Based on this negative evidence, we concluded that it was no longer more likely than not that the Company’s net deferred tax asset was realizable. For purposes of assessing realizability of the deferred tax assets, this cumulative financial reporting loss position is considered significant negative evidence the Company will not be able to fully realize the deferred tax assets in the future. As a result, a $41.2 million deferred tax valuation allowance was recorded-. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, operating results or other factors. If any of these factors and related estimates change in the future, it may increase or decrease the valuation allowance and related income tax expense in the same period. The Company continues to maintain a 100% valuation allowance against the balance of the net deferred tax asset in the current period.

At December 31, 2010, we had an estimated $95.7 million in federal net operating loss carryforwards, $0.6 million of off balance sheet net operating loss related to excess stock compensation deduction, $2.3 million in alternative minimum tax credit carryforwards and $3.4 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2030, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for 10 years.

Uncertain Income Tax Positions—In accordance with FASB guidance, we account for uncertainty in income taxes, using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition and measurement would result in recognition of a tax benefit and/or an additional charge to the tax provision.

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

Accrued loss and damage claims—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of March 31, 2011, we had $25.2 million in an outstanding letter of credit to our insurance administrator to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letter of credit. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Revenue recognition—Transportation revenue, including fuel surcharges and related costs, is recognized on the date freight is delivered. Service revenue consists mainly of rental revenues (primarily tractor and trailer rental), intermodal and depot revenues and insurance-related administrative services. Rental revenues from independent affiliates, independent owner-operators and third parties are recognized ratably over the lease period. Intermodal and depot revenues, consisting primarily of repair and storage services, are recognized when the services are rendered. Insurance-related administrative service revenues are recorded ratably over the service period. We recognize all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted with our customers.

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

Stock compensation plans—Stock compensation is determined by the assumptions required under the FASB guidance. The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $0.7 million for the three months ended March 31, 2011 and $0.5 million for the three months ended March 31, 2010. As of March 31, 2011, there was approximately $4.9 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost generally varies from two to four years. For further discussion on stock-based compensation, see Note 7 to the consolidated financial statements included in Item 1 of this report.

Pension plans—We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover certain vested salaried participants and retirees and certain other vested participants and retirees under an expired collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (5.50% to 5.70%) and assumed rates of return (7.00% to 8.00%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

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

Restructuring—We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We have made estimates of the costs incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010. The restructuring consisted of various actions including termination of approximately 380 non-driver positions, the consolidation, closure and affiliation of underperforming company terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters and resulted in charges during 2008, 2009 and 2010, primarily related to our logistics segment. As of March 31, 2011, approximately $4.9 million was accrued related to the restructuring charges which are expected to be paid through 2023.

New Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies—New Accounting Pronouncements” to the consolidated financial statements included in Item 1 of this report for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
OPERATING REVENUES:

Transportation	70.1%	73.7%
Service revenue	15.0%	15.4%
Fuel surcharge	14.9%	10.9%

Total operating revenues	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	70.1%	68.1%
Compensation	8.4%	8.6%
Fuel, supplies and maintenance	6.6%	8.3%
Depreciation and amortization	2.0%	2.6%
Selling and administrative	2.9%	3.0%
Insurance costs	2.6%	2.1%
Taxes and licenses	0.3%	0.4%
Communication and utilities	0.5%	0.6%
(Gain) loss on disposal of property and equipment	(0.1%)	0.3%
Restructuring costs	0.0%	0.7%

Total operating expenses	93.3%	94.7%

Operating income	6.7%	5.3%

Interest expense	4.4%	5.4%
Interest income	(0.1%)	(0.1%)
Write-off of debt issuance costs	1.0%	0.0%

Income before income taxes	1.4%	0.0%
Provision for (benefit from) income taxes	0.0%	(0.4%)

Net income	1.4%	0.4%

The following table shows the approximate number of terminals, drivers, tractors and trailers, that we managed (including affiliates and independent owner-operators) as of March 31:

	2011	2010
Terminals	104	103
Drivers	2,717	2,630
Tractors	2,861	2,815
Trailers	5,613	6,246

As of March 31, our network terminals and facilities consisted of the following:

	Segment	2011 Terminals	2010 Terminals
QCI independent affiliate trucking terminals	Logistics	93	86
QCI company-operated trucking terminals	Logistics	3	9
Boasso container services terminals/depots	Intermodal	8	8

Total		104	103

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

For the quarter ended March 31, 2011, total revenues were $177.9 million, an increase of $16.6 million, or 10.3%, from revenues of $161.3 million for the same period in 2010. Transportation revenue increased by $5.8 million, or 4.8%, primarily due to an increase in pricing and an increase in volume due to adding an affiliate in the second quarter of 2010. In addition, we had a 2.5% increase in loads and a 0.4% increase in the total number of miles driven. We believe that our volume during the quarter ended March 31, 2011 was adversely affected by a high level of driver turnover driven by our implementation of electronic on-board recorders (“EOBRs”) in our fleet. We expect to install these EOBRs in substantially all of our fleet by the end of 2011 in order to improve efficiency and proactively address regulatory requirements that we expect in the future. This could adversely impact our volumes for the remainder of 2011.

Service revenue increased $1.8 million, or 7.4%. This increase was primarily due to an increase in our intermodal and depot revenues of $2.0 million.

Fuel surcharge revenue increased $9.0 million, or 51.3%, due to the increase in fuel prices and linehaul revenue. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs may have a time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change of fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased by $14.9 million, or 13.6%, due primarily to the increase in affiliation and linehaul revenue. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 82.5% for the current quarter versus 80.5% for the prior-year quarter due primarily to the conversion of certain company-operated terminals to independent affiliate terminals. Our independent affiliates generated 94.3% of our transportation revenue and fuel surcharge revenue for the three months ended March 31, 2011 compared to 92.9% for the comparable prior-year period. We pay our independent affiliates a greater percentage of transportation revenues generated by them than is paid to independent owner-operators, so our purchased transportation costs will change as revenues generated by independent affiliates change as a percentage of total transportation revenue. During the 2011 and 2010 quarters, we paid our independent affiliates approximately 85% of the transportation revenue while we typically paid independent owner-operators approximately 65% of transportation revenue.

Compensation expense increased $1.0 million, or 7.1%, primarily due to an increase in health care costs of $0.7 million and severance costs of $0.3 million.

Fuel, supplies and maintenance decreased $1.6 million, or 11.9%, due to lower repairs and maintenance expense of $1.1 million and lower equipment rent expense of $0.7 million, partially offset by a slight increase in fuel costs of $0.2 million. Lower repairs and maintenance expense resulted from aggressive reduction of aged or underutilized specialty equipment over the last 12 months.

Depreciation and amortization expense decreased $0.8 million, or 17.7%, due to a decrease in depreciation resulting from the sale of revenue equipment.

Selling and administrative expense increased by $0.4 million or 7.8% due to an increase in professional fees of $0.5 million and bad debt expense of $0.2 million partially offset by a decrease of $0.3 million of expenses related to closed or converted terminals.

Insurance costs increased by $1.3 million, or 40.4%, due primarily to an increase in the amount of claims and number of miles driven in the current-year quarter. As a percentage of revenue, insurance costs remain within our target range of 2.0% to 3.0%.

We recognized a gain on disposal of revenue equipment of $0.2 million for the quarter ended March 31, 2011 as compared to a loss on disposal of revenue equipment of $0.4 million in the comparable prior-year period.

In the first quarter of 2010, we incurred restructuring costs of $1.1 million resulting from a restructuring plan which began in 2008 and concluded in 2010.

For the quarter ended March 31, 2011, operating income totaled $12.2 million, an increase of $3.5 million or 40.4%, compared to $8.7 million for the same period in 2010. Our operating margin for the quarter ended March 31, 2011, was 6.9% compared to 5.4% for the same period in 2010 as a result of revenue increases and cost controls.

Interest expense decreased by $0.9 million, or 9.9%, in the quarter ended March 31, 2011 compared to the same period in 2010, primarily due to redemptions of our higher cost 2013 PIK Notes in 2010 and 2011 and lower interest rates on our 2018 Notes as a result of the debt refinancing in the fourth quarter of 2010. As a result of these lower principal balances and lower rates of interest, we expect our interest expense to continue to be lower throughout 2011 than in 2010 unless the principal balance of our indebtedness increases.

In the first quarter of 2011, we wrote off debt issuance costs of $1.8 million resulting from redemptions of our 2013 PIK Notes in January 2011 and March 2011 in the amounts of $10.0 million and $17.5 million, respectively. We had no such debt issuance cost write-off during the first quarter of 2010.

The provision for income taxes was less than $0.1 million for the quarter ended March 31, 2011 compared to a tax benefit of $0.6 million for the same period in 2010. The effective tax rates for the three months ended March 31, 2011 and 2010 were 1.8% and a benefit of more than 100%, respectively. The effective tax rates for the three months ended March 31, 2011 and 2010 include an approximately $0.2 million tax benefit and a $0.6 million tax benefit, respectively, from a change in previously recorded unrecognized tax benefits.

For the quarter ended March 31, 2011, our net income was $2.7 million compared to net income of $0.8 million for the same period in 2010 as a result of the reasons outlined above.

Segment Operating Results

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Logistics, which consists primarily of truckload transportation of bulk chemicals primarily through our network of independent affiliates and equipment rentals; and

•	Intermodal, specifically Boasso’s International Organization for Standardization, or intermodal ISO tank container transportation and depot services.

Segment revenues and operating income include the allocation of fuel surcharge to the logistics and intermodal segments. The operating income reported in our segments excludes amounts such as gains and losses on disposal of property and equipment, restructuring costs, and corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment operating results are as follows (in thousands):

	Three Months Ended March 31, 2011
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$110,612	$14,069	$124,681
Service revenue	16,508	10,230	26,738
Fuel surcharge	23,638	2,853	26,491

Total operating revenues	$150,758	$27,152	$177,910

Segment revenue % of total revenue	84.7%	15.3%	100.0%
Segment operating income	$10,782	$4,663	$15,445

	Three Months Ended March 31, 2010
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$105,832	$13,085	$118,917
Service revenue	16,640	8,266	24,906
Fuel surcharge	15,666	1,844	17,510

Total operating revenues	$138,138	$23,195	$161,333

Segment revenue % of total revenue	85.6%	14.4%	100.0%
Segment operating income	$10,818	$3,674	$14,492

	2011 vs 2010	Logistics	Intermodal
Segment revenues	$ change	12,620	3,957
	% of change	9.1%	17.1%
Segment operating income	$ change	(36)	989
	% of change	(0.3%)	26.9%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010 - Segment Results

Operating revenue:

Logistics – revenues increased $12.6 million, or 9.1%, for the quarter ended March 31, 2011 compared to the same period for 2010 due to an increase of $8.0 million of fuel surcharge and an increase of $4.6 in linehaul revenue.

Intermodal – revenues increased $4.0 million, or 17.1%, for the quarter ended March 31, 2011 compared to the same period for 2010 due to increase of $3.0 million in intermodal transportation and depot revenue and an increase of $1.0 million in fuel surcharge.

Operating income:

Logistics – operating income remained relatively constant at $10.8 million for the quarters ended March 31, 2011 and 2010.

Intermodal – operating income increased $1.0 million, or 26.9%, for the quarter ended March 31, 2011 compared to the same period for 2010 due to increased demand from existing customers.

During the fourth quarter of 2010, we realigned and renamed our business segments to better reflect our current business and asset-light model due to the shift of our company-operated operations to independent affiliate operations. Our trucking segment was renamed Logistics and our Container Services segment was renamed Intermodal to better describe the services we perform.

Segment operating results for 2010 were as follows (in thousands):

	Three Months Ended March 31, 2010
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$105,832	$13,085	$118,917
Service revenue	16,640	8,266	24,906
Fuel surcharge	15,666	1,844	17,510

Total operating revenues	$138,138	$23,195	$161,333

Segment revenue % of total revenue	85.6%	14.4%	100.0%
Segment operating income	$10,818	$3,674	$14,492

	Three Months Ended June 30, 2010
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$114,728	$14,745	$129,473
Service revenue	17,339	9,134	26,473
Fuel surcharge	19,247	2,359	21,606

Total operating revenues	$151,314	$26,238	$177,552

Segment revenue % of total revenue	85.2%	14.8%	100.0%
Segment operating income	$12,064	$4,528	$16,592

	Three Months Ended September 30, 2010
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$117,763	$14,913	$132,676
Service revenue	18,354	9,824	28,178
Fuel surcharge	18,779	2,315	21,094

Total operating revenues	$154,896	$27,052	$181,948

Segment revenue % of total revenue	85.1%	14.9%	100.0%
Segment operating income	$11,573	$4,906	$16,479

	Three Months Ended December 31, 2010
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$104,253	$13,127	$117,380
Service revenue	18,137	9,780	27,917
Fuel surcharge	18,361	2,107	20,468

Total operating revenues	$140,751	$25,014	$165,765

Segment revenue % of total revenue	84.9%	15.1%	100.0%
Segment operating income	$10,336	$3,755	$14,091

	Year Ended December 31, 2010
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$442,576	$55,870	$498,446
Service revenue	70,470	37,004	107,474
Fuel surcharge	72,053	8,625	80,678

Total operating revenues	$585,099	$101,499	$686,598

Segment revenue % of total revenue	85.2%	14.8%	100.0%
Segment operating income	$44,791	$16,863	$61,654

Liquidity and Capital Resources

Our primary cash needs consist of working capital, capital expenditures and debt service. Our working capital needs depend upon the timing of our collections from customers and payments to others as well as our capital and operating lease payment obligations. Our capital expenditures primarily relate to acquiring trailers and maintaining them. We have reduced our capital expenditure requirements by utilizing independent affiliates and independent owner-operators.

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For the three months ending March 31, 2011, capital expenditures were $3.2 million and proceeds from sales of property and equipment were $2.9 million. We expect our future capital expenditures, net of proceeds from property and equipment sales, to generally be approximately 1% of operating revenues annually. We currently expect net capital expenditures for 2011 to be approximately $8.0 million, although the actual amount could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses, or other factors. Based on our current trailer fleet, we believe we have the ability to capture additional business volume during 2011 with minimal additional capital expenditures.

Debt service consists of principal and interest payments on the outstanding balance of our ABL Facility as well as our outstanding senior and subordinated notes. These notes are currently comprised primarily of our 2018 Notes and our 2013 PIK Notes, though the aggregate principal balance and composition of notes has changed primarily between the 2010 and 2011 periods. Interest equal to 2.75% on the 2013 PIK Notes is payable through the issuance of additional notes rather than cash.

We have no major debt maturities prior to 2013. In the fourth quarter of 2010, in connection with the issuance of $225.0 million aggregate principal amount of the 2018 Notes at 99.324% of par, we paid at maturity our 9% Notes, fully redeemed our 2012 Notes and our 2013 Senior Notes, redeemed $47.5 million of our 2013 PIK Notes and paid down a portion of our outstanding borrowings under the ABL Facility. We repurchased $2.5 million and redeemed $10.0 million of our 2013 PIK Notes in December 2010 and January 2011, respectively.

On February 9, 2011, we sold 2.0 million shares of our common stock in an underwritten public offering and received net proceeds, after fees and expenses, of approximately $17.5 million. Certain affiliates of Apollo also sold 2.6 million shares in the offering. We redeemed $17.5 million of our 2013 PIK Notes with proceeds from the offering of our common stock in March 2011.

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

Our primary sources of liquidity for operations during the 2011 and 2010 periods have been cash flow from operations and borrowing availability under the ABL Facility. At March 31, 2011, we had $77.1 million of borrowing availability under the ABL Facility. We believe that, based on current operations and anticipated growth, our cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated capital expenditures, operating expenses and our other anticipated liquidity needs for the next twelve months. Anticipated debt maturities in 2013, the acquisition of another business or other events that we do not foresee may require us to seek alternative financing, such as restructuring or refinancing our long-term debt, selling assets or operations or selling additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under any of our debt agreements and we default on our obligations, our debt could be accelerated and our assets might not be sufficient to repay in full all of our obligations.

Cash Flows

The following summarizes our cash flows for the three months ended March 31, 2011 and 2010 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$5,664	$(4,154)
Net cash used in investing activities	(335)	(3,229)
Net cash (used in) provided by financing activities	(4,343)	4,421
Effect of exchange rate changes on cash	(1)	4

Net increase (decrease) in cash and cash equivalents	985	(2,958)
Cash and cash equivalents at beginning of period	1,753	5,633

Cash and cash equivalents at end of period	$2,738	$2,675

Net cash provided by operating activities was $5.7 million for the three-month period ended March 31, 2011 compared to $4.2 million used in the comparable 2010 period. The $9.9 million increase in cash provided by operating activities was due to a reduction of accrued loss and damage claims and an increase in our restructuring accrual. Our restructuring and cost reduction efforts in 2010 have enabled us to generate stronger operating cash in 2011.

Net cash used in investing activities totaled $0.3 million for the three-month period ended March 31, 2011 compared to $3.2 million used in the comparable 2010 period. The $2.9 million change resulted from an increase in proceeds from sale of property and equipment and a decrease in capital expenditures in the 2011 period.

Net cash used in financing activities was $4.3 million during the three-month period ended March 31, 2011, compared to $4.4 million provided by in the comparable 2010 period. In the 2011 period, net cash received from our equity offering of approximately $17.5 million and increased borrowings of $10.0 million under our ABL Facility were utilized to redeem $27.5 million in principal amount of our 2013 PIK Notes, to pay down other debt and capital lease obligations and to redeem for $1.8 million the preferred shares of our subsidiary, CLC, which we previously reflected on our balance sheet as redeemable noncontrolling interest. In the 2010 period, increased borrowings of $6.0 million under our ABL facility were used to pay a large insurance claim, pay down debt and capital lease obligations and for capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at March 31, 2011 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2011	Years 2012 & 2013	Years 2014 & 2015	Year 2016 and after
Operating leases (1)	$27,806	$7,047	$12,043	$5,031	$3,685
Total indebtedness (2)	289,316	2,738	59,499	1,813	225,266
Capital leases	11,744	3,403	7,741	600	—
Interest on indebtedness (3)	177,417	19,801	50,094	44,567	62,955

Total	$506,283	$32,989	$129,377	$52,011	$291,906

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.
(2)	Includes aggregate unamortized discount of $1.9 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of March 31, 2011 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of March 31, 2011 will remain in effect until maturity.

Other Liabilities and Obligations

As of March 31, 2011, we had $11.2 million of environmental liabilities, $18.3 million of pension plan obligations and $20.2 million of insurance claim obligations. The timing of the cash payment for environmental liabilities and insurance claims fluctuates from quarter to quarter. We expect to incur additional environmental costs in the future for environmental studies and remediation efforts that we will be required to undertake related to legacy CLC sites.

As of March 31, 2011, we had $30.3 million in outstanding letters of credit that may be drawn by third parties to satisfy some of the obligations described above and certain leasing obligations. We are required to provide letters of credit to our insurance administrator to ensure that we pay required claims. The letter of credit issued to our insurance administrator had a maximum draw amount of $25.2 million as of March 31, 2011. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $5.1 million of outstanding letters of credit as of March 31, 2011 relates to various other obligations.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Capital lease obligations	$11,744	$12,850
ABL Facility	48,500	38,500
11.75% Senior Subordinated PIK Notes, due 2013	5,752	33,184
9.875% Second-Priority Senior Secured Notes, due 2018	225,000	225,000
Other Notes	10,064	11,327

Long-term debt, including current maturities	301,060	320,861
Discount on Notes	(1,932)	(3,529)

	299,128	317,332
Less current maturities of long-term debt (including capital lease obligations)	(8,617)	(8,563)

Long-term debt, less current maturities	$290,511	$308,769

Debt Retirement

The following is a schedule of our indebtedness at March 31, 2011 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2011	2012	2013	2014	2015 and after	Total
Capital lease obligations	$3,403	5,163	$2,578	600	$—	$11,744
ABL Facility	—	—	48,500	—	—	48,500
11.75% Senior Subordinated PIK Notes, due 2013 (1)	—	—	5,752	—	—	5,752
9.875% Second-Priority Senior Secured Notes, due 2018 (1)	—	—	—	—	225,000	225,000
Other Notes	2,738	2,658	2,589	947	1,132	10,064

Total	$6,141	$7,821	$59,419	$1,547	$226,132	$301,060

(1)	Amounts do not include the remaining aggregated unamortized original issue discount of $1.9 million.

The following is a schedule of our debt issuance costs (in thousands):

	December 31, 2010 Balance	Write-off of Debt Issuance Costs	Additional Debt Issuance Costs	2011 Amortization Expense	March 31, 2011 Balance
ABL Facility	$3,015	$—	$—	$(312)	$2,703
11.75% Senior Subordinated PIK Notes, due 2013	410	(328)	—	(17)	65
9.875% Second-Priority Senior Secured Notes, due 2018	5,685	—	341	(213)	5,813

Total	$9,110	$(328)	$341	$(542)	$8,581

Amortization expense of deferred issuance costs was $0.5 million and $0.7 million for the three months ending March 31, 2011 and 2010, respectively. We are amortizing these costs over the term of the debt instruments.

The ABL Facility

We entered into our ABL Facility on December 18, 2007. As of March 31, 2011, the ABL Facility consists of a current asset tranche in the amount of $205.0 million and a fixed asset tranche in the amount of $20.0 million. Borrowings of revolving loans under the ABL Facility are allocated pro rata to the current asset tranche and the fixed asset tranche based on the respective borrowing bases of the two tranches. The ABL Facility includes a sublimit to issue letters of credit, which are also allocated pro rata between the two tranches based on their respective borrowing bases, and is available for working capital needs and general corporate purposes, including permitted acquisitions. The maturity date of the ABL Facility is June 18, 2013. The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. At March 31, 2011, we had $77.1 million of borrowing availability under the ABL Facility.

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

The interest rate under the current asset tranche is based, at our option, on either the administrative agent’s base rate plus 1.00% or on the Eurodollar LIBOR rate plus an applicable margin; at March 31, 2011, the applicable margin was 2.00%. The administrative agent’s base rate is equal to the greater of the federal funds overnight rate plus 0.50% or the prime rate. The interest rate under the fixed asset tranche is based, at our option, on either the administrative agent’s base rate plus 1.25% or on LIBOR plus an applicable margin; at March 31, 2011, the applicable margin was 2.25%. The applicable margin under either tranche is subject to increases or reductions based upon the amounts available for borrowing under the ABL Facility. Interest is generally payable quarterly, but may be payable in periods from one to six months in the case of some LIBOR loans. The interest rate on the ABL Facility at March 31, 2011 and 2010 was 2.4% and 2.5%, respectively.

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

We may request up to $150.0 million in letters of credit, subject to certain limitations based on availability under the ABL Facility. In the event we prepay all outstanding amounts under the fixed asset tranche of the ABL Facility, and all commitments thereunder are terminated, prior to the termination of the ABL Facility, no less than $150.0 million under the current asset tranche will be available for letters of credit. At March 31, 2011, we had $30.3 million of letters of credit issued.

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

The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first-lien obligations.

In connection with the issuance of the 2018 Notes, we have agreed pursuant to a registration rights agreement to file a registration statement relating to an offer to exchange the 2018 Notes for debt securities which are substantially identical in all material respects to the 2018 Notes, and to use our commercially reasonable efforts to cause the registration statement to be declared effective by the SEC within 365 days after November 3, 2010. If we fail to satisfy these obligations, we will be required to pay additional interest. Interest on the 2018 Notes is payable at a rate of 9.875% per annum, semiannually on May 1 and November 1 of each year, commencing on May 1, 2011.

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

Period	Redemption Price
2014	104.938%
2015	102.469%
2016 and thereafter	100.000%

We recorded $5.8 million in debt issuance costs relating to the 2018 Notes, of which $5.6 million was related to the new issuance and $0.2 million of unamortized debt issuance costs related to the 2013 Senior Notes. We are amortizing these costs over the remaining term of the 2018 Notes.

11.75% Senior Subordinated PIK Notes Due 2013

On October 15, 2009, we issued $80.7 million aggregate principal amount of the 2013 PIK Notes. The payment obligations of QD LLC and QD Capital under the 2013 PIK Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2013 PIK Notes are unsecured senior subordinated obligations of QD LLC and QD Capital. Interest is payable on the 2013 PIK Notes at 11.75% per annum, payable 9% in cash and 2.75% in the form of additional 2013 PIK Notes, quarterly on February 1, May 1, August 1 and November 1 of each year. The 2013 PIK Notes mature on November 1, 2013. We may redeem the 2013 PIK Notes, in whole or part at a price equal to 100% of the principal amount of the 2013 PIK Notes redeemed plus accrued and unpaid interest to the redemption date.

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

We recorded $1.5 million in debt issuance costs relating to the 2013 PIK Notes, of which $0.5 million of unamortized debt issuance costs related to the 9% Notes and $1.0 million were related to the new issuance. In addition, we recorded $6.7 million in note issuance discount due to warrants issued concurrently with the issuance of the 2013 PIK Notes. The amount represents the fair market value of the warrants at time of issuance. We are amortizing these costs over the remaining term of the 2013 PIK Notes. In conjunction with the December 3, 2010 redemption and the December 10, 2010 and December 20, 2010 repurchases, we expensed $7.4 million of unamortized debt issuance costs and unamortized original issue discount in the fourth quarter of 2010. In connection with the January 20, 2011 and March 11, 2011 redemptions, we wrote-off $1.8 million of unamortized debt issuance costs and unamortized original issue costs in the three months ending March 31, 2011.

10% Senior Notes Due 2013

On October 15, 2009, we issued approximately $134.5 million aggregate principal amount of the 2013 Senior Notes. On December 3, 2010, we fully redeemed the 2013 Senior Notes with a portion of the proceeds of the issuance of $225.0 million aggregate principal amount of the 2018 Notes.

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

9% Senior Subordinated Notes Due 2010

On September 30, 2003, we issued $125.0 million aggregate principal amount of our 9% Notes. On November 15, 2010, we repaid at maturity the remaining $16.0 million of 9% Notes with a portion of the proceeds of the issuance of $225.0 million aggregate principal amount of the 2018 Notes. We incurred $5.5 million in debt issuance costs relating to the issuance of the 9% Notes. Approximately $0.5 million of unamortized debt issuance costs were included in debt issuance costs related to the 2013 Senior Notes. All remaining debt issuance costs have been fully amortized.

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

The payment obligations under the ABL Facility are senior secured obligations of QD LLC and QD Capital and are secured by certain assets and guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes and the 2013 PIK Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first lien obligations. The 2013 PIK Notes, and the guarantees thereof, are unsecured senior subordinated obligations ranking junior in right of payment to all of our existing and future senior debt, and all liabilities of our subsidiaries that do not guarantee the 2013 PIK Notes. The 2013 PIK Notes are effectively junior to all of our existing and future secured debt, including borrowings under the ABL Facility, to the extent of the value of the assets securing such debt.

We believe that we were in compliance with the covenants under the ABL Facility, the 2018 Notes and the 2013 PIK Notes at March 31, 2011.

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

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report, along with other documents that are publicly disseminated by us, contain or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. All statements included in this report and in any subsequent filings made by us with the SEC other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “targets,” “bodes,” “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These factors include:

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

In addition, there may be other factors that could cause our actual results or financial condition to be materially different from the results referenced in the forward-looking statements. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the three months ended March 31, 2011, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the ABL Facility, at QD LLC’s option, the applicable margin for borrowings under the current asset tranche at March 31, 2011 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at March 31, 2011 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate under the ABL Facility is equal to the higher of the prime rate and the federal funds overnight rate plus 0.50%.

	Balance at March 31, 2011 ($ in 000s)	Interest Rate at March 31, 2011	Effect of 1% Increase ($ in 000s)
ABL Facility	$48,500	2.38%	$485

At March 31, 2011, a 1% point increase in the current per annum interest rate for each would result in $0.5 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous 1% point increase in the rates of all of our indebtedness and that the principal amount of each is the amount outstanding as of March 31, 2011. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 6.3% of our consolidated revenue for the three months ended March 31, 2011 and 5.7% of our consolidated revenue for the three months ended March 31, 2010. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the three months ended March 31, 2011 were positively impacted by a $0.6 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first three months of 2011 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.1 million for the three months ended March 31, 2011, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at March 31, 2011, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the three months ended March  31, 2011 and 2010, a majority of fuel costs were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of March 31, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and
15d-15(f)) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

Other than reported in “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010, “Note 20. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 12. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A — Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company.

ITEM 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None.

ITEM 3 — Defaults Upon Senior Securities

None.

ITEM  4 — [Removed and Reserved.]

ITEM 5 — Other Information

None.

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

QUALITY DISTRIBUTION, INC.

May 6, 2011	/S/ GARY R. ENZOR
GARY R. ENZOR, CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

May 6, 2011	/S/ JOSEPH J. TROY
JOSEPH J. TROY, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)