Form 10-Q
period 2011-06-30
QUALITY DISTRIBUTION INC
filed 2011-08-08
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 3, 2011, the registrant had 23,825,146 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Consolidated Statements of Operations

(Unaudited - in 000’s, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

OPERATING REVENUES:
Transportation	$129,397	$129,473	$254,078	$248,390
Service revenue	27,642	26,473	54,380	51,379
Fuel surcharge	32,954	21,606	59,445	39,116

Total operating revenues	189,993	177,552	367,903	338,885

OPERATING EXPENSES:
Purchased transportation	133,692	121,670	258,414	231,495
Compensation	15,515	14,980	30,398	28,872
Fuel, supplies and maintenance	11,665	13,455	23,442	26,822
Depreciation and amortization	3,378	4,067	6,870	8,310
Selling and administrative	4,886	4,449	10,035	9,227
Insurance costs	3,540	4,540	8,225	7,877
Taxes and licenses	652	674	1,099	1,270
Communication and utilities	657	1,192	1,459	2,238
(Gain) loss on disposal of property and equipment	(410)	234	(650)	652
Restructuring (credit) costs	(521)	1,068	(521)	2,215

Total operating expenses	173,054	166,329	338,771	318,978

Operating income	16,939	11,223	29,132	19,907
Interest expense	7,311	8,640	15,122	17,307
Interest income	(178)	(156)	(317)	(317)
Write-off of debt issuance costs	—	—	1,786	—
Other expense (income)	29	220	(7)	226

Income before income taxes	9,777	2,519	12,548	2,691
Provision for (benefit from) income taxes	731	463	780	(163)

Net income	$9,046	$2,056	$11,768	$2,854

PER SHARE DATA:
Net income per common share
Basic	$0.39	$0.10	$0.52	$0.14

Diluted	$0.37	$0.09	$0.49	$0.13

Weighted-average number of shares
Basic	23,253	20,256	22,723	19,880

Diluted	24,581	21,748	24,024	21,585

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In 000’s)

	Unaudited June 30, 2011	Audited December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,643	$1,753
Accounts receivable, net	95,202	80,895
Prepaid expenses	5,503	6,911
Deferred tax asset	4,503	3,848
Other	4,684	4,891

Total current assets	111,535	98,298
Property and equipment, net	111,229	113,419
Goodwill	27,023	27,023
Intangibles, net	16,231	16,924
Other assets	13,348	15,671

Total assets	$279,366	$271,335

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$2,631	$3,991
Current maturities of capital lease obligations	5,246	4,572
Accounts payable	7,754	7,200
Independent affiliates and independent owner-operators payable	14,449	11,059
Accrued expenses	21,063	24,363
Environmental liabilities	3,208	3,687
Accrued loss and damage claims	10,011	8,471

Total current liabilities	64,362	63,343
Long-term indebtedness, less current maturities	280,337	300,491
Capital lease obligations, less current maturities	5,075	8,278
Environmental liabilities	6,336	7,255
Accrued loss and damage claims	11,109	10,454
Other non-current liabilities	25,503	26,060

Total liabilities	392,722	415,881

Commitments and contingencies - Note 14
Redeemable noncontrolling interest	—	1,833
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 24,068 issued and 23,825 outstanding at June 30, 2011 and 21,678 issued and 21,458 outstanding at December 31, 2010, respectively	391,963	371,288
Treasury stock, 243 shares at June 30, 2011 and 220 shares at December 31, 2010	(1,606)	(1,593)
Accumulated deficit	(290,206)	(301,974)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(25,601)	(26,194)
Stock purchase warrants	1,683	1,683

Total shareholders’ deficit	(113,356)	(146,379)

Total liabilities, redeemable noncontrolling interest and shareholders’ deficit	$279,366	$271,335

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Six Months Ended June 30, 2011 and 2010

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Stock Subscription Receivables	Total Shareholders’ Deficit
Balance, December 31, 2009	20,297	(220)	$364,046	$(1,580)	$(294,568)	$(189,589)	$(25,587)	$6,696	$(154)	$(140,736)
Net income	—	—	—	—	2,854	—	—	—	—	2,854
Issuance of restricted stock	69	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	463	—	—	—	—	—	—	463
Amortization of stock options	—	—	614	—	—	—	—	—	—	614
Stock warrant exercise	1,307	—	5,000	—	—	—	—	(5,000)	—	—
Stock option exercise	1	—	3	—	—	—	—	—	—	3
Forgiveness of stock option receivable	—	—	—	—	—	—	—	—	21	21
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	647	—	—	647
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(4)	—	—	(4)

Balance, June 30, 2010	21,674	(220)	$370,126	$(1,580)	$(291,714)	$(189,589)	$(24,944)	$1,696	$(133)	$(136,138)

Balance, December 31, 2010	21,678	(220)	$371,288	$(1,593)	$(301,974)	$(189,589)	$(26,194)	$1,683	$—	$(146,379)
Net income	—	—	—	—	11,768	—	—	—	—	11,768
Issuance of restricted stock	83	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(18)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	562	—	—	—	—	—	—	562
Amortization of stock options	—	—	896	—	—	—	—	—	—	896
Stock option exercises	307	(1)	1,618	(13)	—	—	—	—	—	1,605
Proceeds from equity offering, net of transaction costs	2,000	—	17,599	—	—	—	—	—	—	17,599
Satisfaction of stock subscription receivable	—	(4)	—	—	—	—	—	—	—	—
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	636	—	—	636
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(43)	—	—	(43)

Balance, June 30, 2011	24,068	(243)	$391,963	$(1,606)	$(290,206)	$(189,589)	$(25,601)	$1,683	$—	$(113,356)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited - In 000’s)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,768	$2,854
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	6,870	8,310
Bad debt recoveries	(118)	(314)
(Gain) loss on disposal of property and equipment	(650)	652
PIK interest on Senior Subordinated Notes	187	1,120
Write-off of deferred financing costs	328	—
Write-off of original bond issuance costs	1,458	—
Financing costs	—	94
Stock-based compensation	1,458	1,077
Amortization of deferred financing costs	1,095	1,353
Amortization of bond discount	220	1,169
Noncontrolling interest dividends	38	72
Changes in assets and liabilities:
Accounts and other receivables	(14,540)	(18,446)
Prepaid expenses	1,408	2,216
Other assets	1,527	(4,152)
Accounts payable	406	2,318
Accrued expenses	(3,301)	(4,568)
Environmental liabilities	(1,398)	(305)
Accrued loss and damage claims	2,195	(2,544)
Independent affiliates and independent owner-operators payable	3,390	3,081
Other liabilities	(126)	28
Current income taxes	187	(149)

Net cash provided by (used in) operating activities	12,402	(6,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,336)	(5,675)
Proceeds from sales of property and equipment	6,279	3,309

Net cash used in investing activities	(3,057)	(2,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(30,379)	(2,595)
Principal payments on capital lease obligations	(2,545)	(3,059)
Proceeds from revolver	60,000	36,500
Payments on revolver	(53,000)	(25,000)
Payments on acquisition notes	(405)	(521)
Deferred financing costs	(607)	(94)
Change in book overdraft	149	597
Noncontrolling interest dividends	(38)	(72)
Redemption of noncontrolling interest	(1,833)	—
Proceeds from equity offering, net of transaction costs	17,599	—
Proceeds from exercise of stock options	1,605	3

Net cash (used in) provided by financing activities	(9,454)	5,759

Effect of exchange rate changes on cash	(1)	—

Net decrease in cash and cash equivalents	(110)	(2,741)
Cash and cash equivalents, beginning of period	1,753	5,633

Cash and cash equivalents, end of period	$1,643	$2,892

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$13,657	$15,563

Income Taxes	631	346

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

Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any future period.

Reclassification

Certain prior period amounts have been reclassified amongst operating expense line items to conform to the current year presentation.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance to clarify the acquisition date that should be used for reporting pro forma financial information for business combinations. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. Adoption of this amended guidance did not have an impact on the Company’s consolidated financial results.

In December 2010, the FASB also issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. These amendments are effective for fiscal years and interim periods beginning January 1, 2011 and the adoption of these amendments did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB updated its guidance on comprehensive income. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This amendment will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. Adoption of this amended guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Acquisition and Dispositions

During 2010 and the first six months of 2011, we did not complete any acquisitions or dispositions of businesses or independent affiliates.

2. Variable Interest Entities

At June 30, 2011, we hold a variable interest in one variable interest entity (“VIE”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contract with this VIE, the operating structure of the VIE and our role with the VIE, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of this VIE.

The VIE is an independent affiliate that is directly engaged in the dry bulk business through the management of three trucking terminals in the North East region of the U.S. As such, this business is highly seasonal. We are involved with the VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE, is limited to our recorded loans receivable which aggregated approximately $2.7 million at June 30, 2011. These loans are secured by a second priority lien on the VIE’s assets and a limited personal guarantee from the owner of the VIE.

Severe winter weather created cash flow constraints for this VIE in the first quarter of 2011. While the VIE’s business and cash flow improved in the second quarter, as expected, we remain reliant on collateral for payment of our loans and there are uncertainties involved with ultimate collection. During the first quarter, we recorded a $0.5 million reserve against our $2.7 million of loans receivable.

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

Fair Value Measurements on a Nonrecurring Basis

The fair values of our long-term indebtedness were based on level 2 quoted market prices. As of June 30, 2011, the carrying values and fair values are as follows (in thousands):

	Carrying Value	Fair Value
11.75% Senior Subordinated PIK Notes due 2013	$5,792	$5,792
9.875% Second-Priority Senior Secured Notes due 2018	225,000	229,500

	$230,792	$235,292

Our asset-based loan facility (the “ABL Facility”) is variable rate debt and approximates fair value.

The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

4. Goodwill and Intangible Assets

Goodwill

Under the FASB guidance, goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. We evaluate goodwill for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit, our logistics segment and our intermodal segment. These reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30th. The methodology applied in the analysis performed at June 30, 2011 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2011. We continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2010. There were no indications that a triggering event had occurred leading up to our analysis at June 30, 2011. As of June 30, 2011, we had total goodwill of $27.0 million, all of which related to our intermodal segment.

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

Intangible Assets

Intangible assets at June 30, 2011 are as follows (in thousands):

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename	$7,400	$—	$7,400	Indefinite
Customer relationships	11,900	(3,471)	8,429	12
Non-compete agreements	2,593	(2,191)	402	3 – 5

	$21,893	$(5,662)	$16,231

Of our total intangibles of $16.2 million at June 30, 2011, $15.9 million was allocated to our intermodal segment and $0.3 million was allocated to our logistics segment.

Amortization expense for the six months ended June 30, 2011 and 2010 was $0.7 million and $0.8 million, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

2011 remaining	$676
2012	1,205
2013	996
2014	991
2015 and after	4,963

5. Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$9,046	$2,056	$11,768	$2,854
Other comprehensive income:
Amortization of prior service costs, net of tax	318	324	636	647
Foreign currency translation adjustments, net of tax	7	48	(43)	(4)

Comprehensive income	$9,371	$2,428	$12,361	$3,497

6. Income Per Share

A reconciliation of the numerators and denominators of the basic and diluted income per share computations is as follows (in thousands, except per share amounts):

	Three months ended
	June 30, 2011			June 30, 2010
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:
Net income	$9,046	23,253	$0.39	$2,056	20,256	$0.10

Effect of dilutive securities:
Stock options		666			280
Unvested restricted stock		220			205
Stock warrants		442			1,007

Diluted income available to common shareholders:
Net income	$9,046	24,581	$0.37	$2,056	21,748	$0.09

	Six months ended
	June 30, 2011			June 30, 2010
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:
Net income	$11,768	22,723	$0.52	$2,854	19,880	$0.14

Effect of dilutive securities:
Stock options		636			168
Unvested restricted stock		223			161
Stock warrants		442			1,376

	Three months ended
	June 30, 2011			June 30, 2010
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Diluted income available to common shareholders:
Net income	$11,768	24,024	$0.49	$2,854	21,585	$0.13

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options	1,580	1,921	1,610	2,033
Unvested restricted stock	248	419	246	463

7. Stock-Based Compensation

We maintain performance incentive plans under which stock options, restricted shares, and stock units may be granted to employees, non-employee directors, consultants and advisors. As of June 30, 2011, we had two active stock-based compensation plans.

We recognize expense for stock-based compensation based upon estimated grant date fair value. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the awards’ vesting term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within “Compensation” in the Consolidated Statements of Operations. None of the stock-based compensation was capitalized during the first six months of 2011.

The fair value of options granted during the first six months of 2011 and 2010 were based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2011, expected stock price volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted average assumptions:

	2011	2010
Risk free rate	2.0%	2.5%
Expected life	5 years	5 years
Volatility	78.0%	77.5%
Expected dividend	nil	nil

The following options and restricted shares were issued during the three months ended:

	2011		2010
	Options Issued	Restricted Shares Issued	Options Issued	Restricted Shares Issued
March 31st	222,500	83,189	—	68,621
June 30th	—	—	85,000	—

The following table summarizes stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options	$458	$339	$896	$614
Restricted stock	276	249	562	463

	$734	$588	$1,458	$1,077

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of June 30, 2011 (in thousands):

		Remaining years
Stock options	$2,733	3
Restricted stock	1,489	2

	$4,222

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. Options for 307,099 shares were exercised during the six months ended June 30, 2011.

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

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$44	$51	$88	$101
Interest cost	605	644	1,210	1,287
Amortization of prior service cost	23	23	47	47
Amortization of loss	294	300	588	600
Expected return on plan assets	(574)	(540)	(1,149)	(1,080)

Net periodic pension cost	$392	$478	$784	$955

We contributed $1.0 million to our pension plans during the six months ended June 30, 2011. We expect to contribute an additional $1.8 million during the remainder of 2011.

Multi-employer pension plans

At June 30, 2011, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 2.7% of our total workforce, including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

In conjunction with our prior restructuring efforts, during the quarter ended September 30, 2010, we notified the trustees of three other plans of our intention to withdraw from these plans. Our withdrawal notifications were estimated to result in an aggregate withdrawal liability of approximately $2.0 million and we recorded a restructuring charge for this full amount in the third quarter of 2010. During the first six months of 2011, we made payments of approximately $1.4 million to fully discharge these liabilities and recorded a restructuring credit of $0.5 million.

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

9. Restructuring

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We have made estimates of the costs to be incurred as part of a restructuring plan developed during the quarter ended June 30, 2008 and concluded at the end of 2010. The restructuring plan consisted of various actions including termination of approximately 380 non-driver positions, the consolidation, closure or affiliation of underperforming company terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters, and resulted in charges during 2008, 2009 and 2010 primarily related to our logistics segment. At June 30, 2011, $3.2 million was accrued related to the restructuring charges that are expected to be paid through 2017. This amount reflects a reduction of $0.5 million due to lower than anticipated costs to discharge our withdrawal liability from one multiemployer pension plan.

In the six months ended June 30, 2011, we had the following activity in our restructuring accruals (in thousands):

	Balance at December 31, 2010	Additions	Payments	Reductions	Balance at June 30, 2011
Restructuring costs	$5,449	$—	$(1,756)	$(521)	$3,172

10. Segment Reporting

Reportable Segments

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Logistics, which consists primarily of transportation of bulk chemicals and water primarily through our network of independent affiliates and equipment rentals; and

•	Intermodal, specifically Boasso’s International Organization for Standardization, or intermodal ISO tank container transportation and depot services.

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

Summarized segment data and a reconciliation to loss (income) before income taxes follows (in thousands):

	Three Months Ended June 30, 2011
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$114,310	$15,087	$129,397
Service revenue	17,155	10,487	27,642
Fuel surcharge	29,013	3,941	32,954

Total	160,478	29,515	189,993

Segment operating income	14,651	4,735	19,386
Depreciation & amortization	2,578	800	3,378
Other (income) expense	(954)	23	(931)

Total	13,027	3,912	16,939

Interest expense	5,796	1,515	7,311
Interest income	(178)	—	(178)
Other (income) expense	(240)	269	29

Income before income taxes	$7,649	$2,128	$9,777

	Three Months Ended June 30, 2010
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$114,728	$14,745	$129,473
Service revenue	17,339	9,134	26,473
Fuel surcharge	19,247	2,359	21,606

Total	151,314	26,238	177,552

Segment operating income	12,064	4,528	16,592
Depreciation & amortization	3,333	734	4,067
Other expense	1,297	5	1,302

Total	7,434	3,789	11,223

Interest expense	7,126	1,514	8,640
Interest income	(156)	—	(156)
Other (income) expense	(75)	295	220

Income before income taxes	$539	$1,980	$2,519

	Six Months Ended June 30, 2011
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$224,922	$29,156	$254,078
Service revenue	33,663	20,717	54,380
Fuel surcharge	52,652	6,793	59,445

Total	311,237	56,666	367,903

Segment operating income	25,433	9,398	34,831
Depreciation & amortization	5,273	1,597	6,870
Other (income) expense	(1,201)	30	(1,171)

Total	21,361	7,771	29,132

Interest expense	12,091	3,031	15,122
Interest income	(317)	—	(317)
Other expense	1,263	516	1,779

Income before income taxes	$8,324	$4,224	$12,548

	Six Months Ended June 30, 2010
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$220,560	$27,830	$248,390
Service revenue	33,979	17,400	51,379
Fuel surcharge	34,913	4,203	39,116

Total	289,452	49,433	338,885

Segment operating income	22,882	8,202	31,084
Depreciation & amortization	6,877	1,433	8,310
Other expense	2,846	21	2,867

Total	13,159	6,748	19,907

Interest expense	14,275	3,032	17,307
Interest income	(317)	—	(317)
Other (income) expense	(363)	589	226

(Loss) Income before income taxes	$(436)	$3,127	$2,691

Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three months ended June 30, 2011
	U. S.	International	Consolidated
Total operating revenues	$177,472	$12,521	$189,993
Operating income	14,860	2,079	16,939

	Three months ended June 30, 2010
	U. S.	International	Consolidated
Total operating revenues	$167,675	$9,877	$177,552
Operating income	9,984	1,239	11,223

	Six months ended June 30, 2011
	U. S.	International	Consolidated
Total operating revenues	$344,104	$23,799	$367,903
Operating income	25,203	3,929	29,132

	Six months ended June 30, 2010
	U. S.	International	Consolidated
Total operating revenues	$319,852	$19,033	$338,885
Operating income	17,742	2,165	19,907

	As of June 30, 2011
	U. S.	International	Consolidated
Long-term identifiable assets (1)	$104,220	$7,009	$111,229

	As of June 30, 2010
	U. S.	International	Consolidated
Long-term identifiable assets (1)	$114,605	$7,625	$122,230

	As of December 31, 2010
	U. S.	International	Consolidated
Long-term identifiable assets (1)	$106,148	$7,271	$113,419

(1)	Includes property and equipment.

11. Income Taxes

At December 31, 2010, we had approximately $1.6 million of total gross unrecognized tax benefits. Of this total, $1.2 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Included in the balance of gross unrecognized tax benefits at December 31, 2010 was $0.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of the statute of limitations.

For the three months ended June 30, 2011, there was no material net change to our gross unrecognized tax benefits. Our total gross unrecognized tax benefit at June 30, 2011 was $1.5 million. This represents the total of our unrecognized tax benefits (not including interest and penalties). We did not have any significant additions to our unrecognized tax benefits, nor did we remove any items from our accumulation of unrecognized tax benefits in the quarter.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.6 million (net of federal tax benefit) accrued for interest and $0.2 million accrued for penalties at December 31, 2010. The total amount accrued for interest and penalties at June 30, 2011 was $0.8 million.

We are subject to the income tax jurisdictions of the U.S., Canada and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2006, to international examinations for years before 2006 and, with few exceptions, to state examinations before 2005.

The effective tax rates for the three months ended June 30, 2011 and 2010 were a tax provision of 7.5% and 18.4%, respectively. The effective tax rate for the six months ended June 30, 2011 was a tax provision of 6.2% and for the six months ended June 30, 2010, a tax benefit of (6.1%). The Company continues to maintain a 100% valuation allowance against the balance of the net deferred tax asset in the current period.

12. Redeemable Noncontrolling Interest

On March 3, 2011, we redeemed 302 outstanding shares of Series C preferred stock of our subsidiary, CLC, which were held by two shareholders who were not affiliated with us. These shareholders received the maximum aggregate redemption value (which was equivalent to par value) of $1.8 million, plus accrued and unpaid preferred dividends through the redemption date.

13. Common Stock Offering

On February 9, 2011, we sold 2.0 million shares of our common stock in an underwritten public offering, at a gross price of $9.50 per share, and received net proceeds, after underwriting fees and expenses, of approximately $17.5 million. Certain affiliates of Apollo Management, L.P. also sold 2.6 million shares in the offering. Pursuant to the offering, we sent irrevocable redemption notices to holders of our 2013 PIK Notes to redeem $17.5 million of these notes at par, plus accrued and unpaid interest. This note redemption was completed on March 11, 2011.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of June 30, 2011 and December 31, 2010, we had reserves in the amount of $9.5 million and $10.9 million, respectively, for all environmental matters, of which the most significant are discussed below.

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

At 7 of the 25 sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Four of these projects relate to operations conducted by our subsidiary, CLC, and its subsidiaries prior to our acquisition of CLC in 1998. These four sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; and (4) Scary Creek, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures over the next five years for these seven properties to be in the range of $7.3 million to $16.7 million.

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

The groundwater treatment remedy negotiated with USEPA calls for a treatment facility for in-place treatment of groundwater contamination and a local discharge. Treatment facility construction was completed in early 2007. After various start-up issues, the treatment facility began initial operations in June 2010. The plant experienced issues with the treatment of vapor phase emissions and the operation was suspended in July 2010. After an engineering re-design process including an effective pilot treatability study, the plant was modified to address the treatment of the vapor phase emissions. The plant resumed operations in July 2011. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands was continued until June 2011. A five year review will be conducted by USEPA to determine if further work is required. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered a consent order with USEPA in 2010 to perform the remediation work, which will consist of in-place thermal treatment. This work is currently in the remedial design phase. We have estimated expenditures over the next five years to be in the range of $4.6 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in October 1995 obligating it to provide a replacement water supply to area residents, treat contaminated groundwater and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a treatment facility with local discharge for groundwater treatment in the fourth quarter of 2007. Plant start-up issues have been resolved and the treatment facility began operations in June 2010. The plant experienced issues with the liquid phase carbon treatment process and the operation was suspended in August 2010. After some modification work, the plant was restarted at the end of 2010 and continues to operate in start-up mode. The agencies approved a contaminated soils remedy, which required both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction. The remedy expanded to include off-site shipment of contaminated soils. Soil treatment was completed in September 2007. Site sampling has been conducted and the results indicate that the soil clean-up objectives have not been fully achieved. Negotiations are on-going with USEPA over further remedial actions that may be needed at the site. We have estimated expenditures over the next five years to be in the range of $0.9 million to $3.4 million.

Other Properties

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation on June 22, 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. We have completed a remedial investigation and a feasibility study. The State issued a record of decision in May 2006. The remedial design phase will be completed shortly and then the remedial action phase will begin at the site.

Scary Creek, West Virginia: CLC received a cleanup notice from the state environmental authority in August 1994. The state and we have agreed that remediation can be conducted under the state’s voluntary clean-up program (instead of the state superfund enforcement program). We are currently completing the originally planned remedial investigation and the additional site investigation work.

ISRA New Jersey Facilities: We are obliged to conduct investigations and remediation at three current or former New Jersey tank wash and terminal sites pursuant to the state’s ISRA, which requires such remediation following the sale of facilities after 1983. Two of the sites are in the process of remedial investigation with projections set in contemplation of limited soil remediation expense for contaminated areas. One site has completed the investigation phase and a final report is being prepared for submittal to NJDEP. Planned remedial efforts include deed recordation, placement of clean fill and the designation of a Classification Exception Area (“CEA”) for the groundwater.

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

15. Guarantor Subsidiaries

At and during the six months ended June 30, 2011, there were outstanding our 9.875% Second-Priority Senior Secured Notes due 2018 (the “2018 Notes”) and our 11.75% Senior Subordinated PIK Notes due 2013 (the “2013 PIK Notes”), which were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under all of these notes are, or were during the period outstanding, guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital, which has no assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at June 30, 2011 and December 31, 2010 and condensed consolidating statements of operations for the three and six month periods ended June 30, 2011 and 2010 and the condensed consolidating statements of cash flows for each of the six month periods ended June 30, 2011 and 2010.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Consolidating Statements of Operations

Three Months Ended June 30, 2011

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$129,397	$—	$—	$129,397
Service revenue	—	—	27,510	132	—	27,642
Fuel surcharge	—	—	32,954	—	—	32,954

Total operating revenues	—	—	189,861	132	—	189,993
Operating expenses:
Purchased transportation	—	—	133,692	—	—	133,692
Compensation	—	—	15,515	—	—	15,515
Fuel, supplies and maintenance	—	—	11,665	—	—	11,665
Depreciation and amortization	—	—	3,378	—	—	3,378
Selling and administrative	—	41	4,827	18	—	4,886
Insurance costs	—	—	3,534	6	—	3,540
Taxes and licenses	—	—	652	—	—	652
Communication and utilities	—	—	657	—	—	657
Loss on disposal of property and equipment	—	—	(410)	—	—	(410)
Restructuring costs			(521)			(521)

Operating (loss) income	—	(41)	16,872	108	—	16,939
Interest (income) expense, non-related party, net	(1)	6,915	221	(2)	—	7,133
Interest (income) expense, related party, net	—	(6,915)	7,017	(102)	—	—
Write-off of debt issuance costs	—	—	—	—	—	—
Other expense (income)	—	—	20	9	—	29

Income (loss) before income taxes	1	(41)	9,614	203	—	9,777
Provision for (benefit from) income taxes	—	—	700	31	—	731
Equity in earnings of subsidiaries	9,045	9,086	—	—	(18,131)	—

Net income	$9,046	$9,045	$8,914	$172	$(18,131)	$9,046

Consolidating Statements of Operations

Three Months Ended June 30, 2010

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$129,473	$—	$—	$129,473
Service revenue	—	—	26,318	155	—	26,473
Fuel surcharge	—	—	21,606	—	—	21,606

Total operating revenues	—	—	177,397	155	—	177,552
Operating expenses:
Purchased transportation	—	—	121,670	—	—	121,670
Compensation	—	—	14,980	—	—	14,980
Fuel, supplies and maintenance	—	—	13,455	—	—	13,455
Depreciation and amortization	—	—	4,067	—	—	4,067
Selling and administrative	—	71	4,335	43	—	4,449
Insurance costs	—	—	4,535	5	—	4,540
Taxes and licenses	—	—	674	—	—	674
Communication and utilities	—	—	1,192	—	—	1,192
Loss on disposal of property and equipment	—	—	234	—	—	234
Restructuring costs	—	—	1,068	—	—	1,068

Operating (loss) income	—	(71)	11,187	107	—	11,223
Interest expense (income), non-related party, net	—	8,111	388	(15)	—	8,484
Interest (income) expense, related party, net	—	(8,111)	8,213	(102)	—	—
Other expense	—	94	63	63	—	220

(Loss) income before income taxes	—	(165)	2,523	161	—	2,519
Provision for income taxes	—	—	422	41	—	463
Equity in earnings of subsidiaries	2,056	2,221	—	—	(4,277)	—

Net income	$2,056	$2,056	$2,101	$120	$(4,277)	$2,056

Consolidating Statements of Operations

Six Months Ended June 30, 2011

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$254,078	$—	$—	$254,078
Service revenue	—	—	54,114	266	—	54,380
Fuel surcharge	—	—	59,445	—	—	59,445

Total operating revenues	—	—	367,637	266	—	367,903

Operating expenses:
Purchased transportation	—	—	258,414	—	—	258,414
Compensation	—	—	30,398	—	—	30,398
Fuel, supplies and maintenance	—	—	23,442	—	—	23,442
Depreciation and amortization	—	—	6,870	—	—	6,870
Selling and administrative	—	53	9,944	38		10,035
Insurance costs	—	—	8,214	11	—	8,225
Taxes and licenses	—	—	1,099	—	—	1,099
Communication and utilities	—	—	1,459	—	—	1,459
Loss on disposal of property and equipment	—	—	(650)	—	—	(650)
Restructuring costs	—	—	(521)	—	—	(521)

Operating (loss) income	—	(53)	28,968	217	—	29,132
Interest (income) expense, non-related party, net	(15)	14,277	546	(3)	—	14,805
Interest (income) expense, related party, net	—	(14,277)	14,481	(204)	—	—
Write-off of debt issuance costs		1,786				1,786
Other expense (income)	—	2	32	(41)	—	(7)

Income (loss) before income taxes	15	(1,841)	13,909	465	—	12,548
Provision for (benefit from) income taxes	—	—	929	(149)	—	780
Equity in earnings of subsidiaries	11,753	13,594	—	—	(25,347)	—

Net income	$11,768	$11,753	$12,980	$614	$(25,347)	$11,768

Consolidating Statements of Operations

Six Months Ended June 30, 2010

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$248,390	$—	$—	$248,390
Service revenue	—	—	51,071	308	—	51,379
Fuel surcharge	—	—	39,116	—	—	39,116

Total operating revenues	—	—	338,577	308	—	338,885

Operating expenses:
Purchased transportation	—	—	231,495	—	—	231,495
Compensation	—	—	28,872	—	—	28,872
Fuel, supplies and maintenance	—	—	26,822	—	—	26,822
Depreciation and amortization	—	—	8,310	—	—	8,310
Selling and administrative	—	94	9,070	63		9,227
Insurance costs	—	—	7,867	10	—	7,877
Taxes and licenses	—	—	1,270	—	—	1,270
Communication and utilities	—	—	2,238	—	—	2,238
Loss on disposal of property and equipment	—	—	652	—	—	652
Restructuring costs	—	—	2,215	—	—	2,215

Operating (loss) income	—	(94)	19,766	235	—	19,907
Interest expense (income), non-related party, net	—	16,216	803	(29)	—	16,990
Interest (income) expense, related party, net	—	(16,216)	16,420	(204)	—	—
Other expense	—	94	119	13	—	226

(Loss) income before income taxes	—	(188)	2,424	455	—	2,691
Provision for (benefit from) income taxes	—	—	495	(658)	—	(163)
Equity in earnings of subsidiaries	2,854	3,042	—	—	(5,896)	—

Net income	$2,854	$2,854	$1,929	$1,113	$(5,896)	$2,854

Consolidating Balance Sheet

June 30, 2011

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$1,314	$329	$—	$1,643
Accounts receivable, net	—	—	95,152	50	—	95,202
Prepaid expenses	—	146	5,352	5	—	5,503
Deferred tax asset	—	—	4,503	—	—	4,503
Other	(108)	—	4,803	(11)	—	4,684

Total current assets	(108)	146	111,124	373	—	111,535
Property and equipment, net	—	—	111,229	—	—	111,229
Goodwill	—	—	27,023	—	—	27,023
Intangibles, net	—	—	16,231	—	—	16,231
Investment in subsidiaries	(143,701)	365,723	18,967	—	(240,989)	—
Other assets	—	8,294	5,054	—	—	13,348

Total assets	$(143,809)	$374,163	$289,628	$373	$(240,989)	$279,366

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	$—	$2,631	$—	$—	$2,631
Current maturities of capital lease obligations	—	—	5,246	—	—	5,246
Accounts payable	—	—	7,762	(8)	—	7,754
Intercompany	(29,446)	239,613	(184,496)	(6,704)	(18,967)	—
Affiliates and independent owner-operators payable	—	—	14,449	—	—	14,449
Accrued expenses	—	3,809	17,245	9	—	21,063
Environmental liabilities	—	—	3,208	—	—	3,208
Accrued loss and damage claims	—	—	10,011	—	—	10,011

Total current liabilities	(29,446)	243,422	(123,944)	(6,703)	(18,967)	64,362
Long-term indebtedness, less current maturities	—	274,442	5,895	—	—	280,337
Capital lease obligations, less current maturities	—	—	5,075	—	—	5,075
Environmental liabilities	—	—	6,336	—	—	6,336
Accrued loss and damage claims	—	—	11,109	—	—	11,109
Other non-current liabilities	(1,007)	—	26,469	41	—	25,503

Total liabilities	(30,453)	517,864	(69,060)	(6,662)	(18,967)	392,722
Shareholders’ equity (deficit):
Common Stock	391,963	354,963	390,760	4,833	(750,556)	391,963
Treasury stock	(1,606)	—	—	—	—	(1,606)
Accumulated (deficit) retained earnings	(290,206)	(285,629)	(8,045)	3,359	290,315	(290,206)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(25,601)	(25,129)	(24,027)	(1,102)	50,258	(25,601)
Stock purchase warrants	1,683	1,683	—	—	(1,683)	1,683

Total shareholders’ (deficit) equity	(113,356)	(143,701)	358,688	7,035	(222,022)	(113,356)

Total liabilities and shareholders’ (deficit) equity	$(143,809)	$374,163	$289,628	$373	$(240,989)	$279,366

Consolidating Balance Sheet

December 31, 2010

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$1,174	$579	$—	$1,753
Accounts receivable, net	—	—	80,791	104	—	80,895
Prepaid expenses	—	231	6,664	16	—	6,911
Deferred tax asset, net	—	—	3,848	—	—	3,848
Other	(192)	—	5,134	(51)	—	4,891

Total current assets	(192)	231	97,611	648	—	98,298
Property and equipment, net	—	—	113,419	—	—	113,419
Goodwill	—	—	27,023	—	—	27,023
Intangibles, net	—	—	16,924	—	—	16,924
Investment in subsidiaries	(156,047)	451,537	18,967	—	(314,457)	—
Other assets	—	9,110	6,561	—	—	15,671

Total assets	$(156,239)	$460,878	$280,505	$648	$(314,457)	$271,335

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	$—	$3,991	$—	$—	$3,991
Current maturities of capital lease obligations	—	—	4,572	—	—	4,572
Accounts payable	—	—	7,204	(4)	—	7,200
Intercompany	(8,853)	319,693	(285,803)	(6,070)	(18,967)	—
Affiliates and independent owner-operators payable	—	—	11,059	—	—	11,059
Accrued expenses	—	4,077	20,253	33	—	24,363
Environmental liabilities	—	—	3,687	—	—	3,687
Accrued loss and damage claims	—	—	8,471	—	—	8,471

Total current liabilities	(8,853)	323,770	(226,566)	(6,041)	(18,967)	63,343
Long-term indebtedness, less current maturities	—	293,155	7,336	—	—	300,491
Capital lease obligations, less current maturities	—	—	8,278	—	—	8,278
Environmental liabilities	—	—	7,255	—	—	7,255
Accrued loss and damage claims	—	—	10,454	—	—	10,454
Other non-current liabilities	(1,007)	—	26,841	226	—	26,060

Total liabilities	(9,860)	616,925	(166,402)	(5,815)	(18,967)	415,881
Redeemable noncontrolling interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders’ (deficit) equity:
Common Stock	371,288	354,963	490,761	4,833	(850,557)	371,288
Treasury stock	(1,593)	—	—	—	—	(1,593)
Accumulated (deficit) retained earnings	(301,974)	(297,382)	(21,025)	2,745	315,662	(301,974)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(26,194)	(25,722)	(24,662)	(1,060)	51,444	(26,194)
Stock purchase warrants	1,683	1,683	—	—	(1,683)	1,683

Total shareholders’ (deficit) equity	(146,379)	(156,047)	445,074	6,463	(295,490)	(146,379)

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$(156,239)	$460,878	$280,505	$648	$(314,457)	$271,335

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2011

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$11,768	$11,753	$12,980	$614	$(25,347)	$11,768
Adjustments for non-cash charges	(10,295)	(24,583)	20,621	(204)	25,347	10,886
Net changes in assets and liabilities	(84)	633	(11,670)	869	—	(10,252)
Intercompany activity	(1,389)	12,197	(9,279)	(1,529)	—	—

Net cash provided by (used in) operating activities	—	—	12,652	(250)	—	12,402

Cash flows from investing activities:
Capital expenditures	—	—	(9,336)	—	—	(9,336)
Proceeds from sales of property and equipment	—	—	6,279	—	—	6,279

Net cash used in investing activities	—	—	(3,057)	—	—	(3,057)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	(27,578)	(5,346)	—	—	(32,924)
Proceeds from revolver	—	60,000	—	—	—	60,000
Payments on revolver	—	(53,000)	—	—	—	(53,000)
Deferred financing costs	—	(607)	—	—	—	(607)
Redemption of noncontrolling interest	—	—	(1,833)	—	—	(1,833)
Proceeds from equity offering, net of transaction costs	17,599	—	—	—	—	17,599
Proceeds from exercise of stock options	1,605	—	—	—	—	1,605
Other	—	—	(294)	—	—	(294)
Intercompany activity	(19,204)	21,185	(1,981)	—	—	—

Net cash used in financing activities	—	—	(9,454)	—	—	(9,454)
Effect of exchange rate changes on cash	—	—	(1)	—	—	(1)

Net increase (decrease) in cash and cash equivalents	—	—	140	(250)	—	(110)
Cash and cash equivalents, beginning of period	—	—	1,174	579	—	1,753

Cash and cash equivalents, end of period	$—	$—	$1,314	$329	$—	$1,643

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2010

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,854	$2,854	$1,929	$1,113	$(5,896)	2,854
Adjustments for non-cash charges	(1,777)	(15,450)	25,068	(204)	5,896	13,533
Net changes in assets and liabilities	(55)	(1,088)	(22,212)	834	—	(22,521)
Intercompany activity	(1,022)	13,684	(11,187)	(1,475)	—	—

Net cash (used in) provided by operating activities	—	—	(6,402)	268	—	(6,134)

Cash flows from investing activities:
Capital expenditures	—	—	(5,675)	—	—	(5,675)
Proceeds from sales of property and equipment	—	—	3,309	—	—	3,309

Net cash used in investing activities	—	—	(2,366)	—	—	(2,366)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(5,654)	—	—	(5,654)
Proceeds from revolver	—	36,500	—	—	—	36,500
Payments on revolver	—	(25,000)	—	—	—	(25,000)
Other	3	(166)	76	—	—	(87)
Intercompany activity	(3)	(11,334)	11,337	—	—	—

Net cash provided by financing activities	—	—	5,759	—	—	5,759
Effect of exchange rate changes on cash	—	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	—	—	(3,009)	268	—	(2,741)
Cash and cash equivalents, beginning of period	—	—	3,531	2,102	—	5,633

Cash and cash equivalents, end of period	$—	$—	$522	$2,370	$—	$2,892

16. Subsequent Events

We redeemed the remaining $5.8 million of our 2013 PIK Notes, plus accrued and unpaid interest, on July 20, 2011 pursuant to irrevocable redemption notices sent June 20, 2011. We utilized proceeds from our ABL Facility to finance the redemption.

The Company is currently engaged in refinancing its existing $225 million ABL Facility with a new $250 million ABL Facility. This new facility is expected to have a five year maturity and other terms and conditions (including pricing) are expected to be substantially similar to the existing ABL Facility. The refinancing is expected to close during the third quarter.

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America through our wholly owned subsidiary, QCI, and are also the largest provider of intermodal ISO tank container and depot services in North America through our wholly owned subsidiary, Boasso. We operate an asset-light business model and service customers across North America through our network of 29 independent affiliates, 96 trucking terminals (93 of which are operated by independent affiliates and 3 which are company-operated) and 8 intermodal tank depot services terminals.

Logistics

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We primarily transport a broad range of chemical products and provide our customers with logistics and other value-added services through 29 independent affiliates with 93 trucking terminals and through 3 company-operated trucking terminals. We are a core transportation provider for many of the major companies engaged in chemical processing, including Arkema, Ashland, BASF, Dow, DuPont, ExxonMobil, Georgia-Pacific, Honeywell, PPG Industries, Procter & Gamble, Sunoco and Unilever, and we provide services to most of the top 100 chemical producers with North American operations. We believe the diversity of our customer base, geography and end-markets provides a competitive advantage.

In 2010, we initiated a growth strategy targeting the water hauling segment of the gas and oil frac shale energy market. We currently serve several customers and operate approximately 30 trucks in this market. More importantly, we recently won a multi-year contract with a major energy company to provide full logistics of their 100 truck fresh and disposal water hauling needs in the Marcellus Shale regions. The logistics revenues associated with this contract will begin in the third quarter of 2011 and are expected to provide significant revenue and growth prospects for the future. We believe this market has significant potential and we expect to realize higher margins and better equipment utilization than we experience in our core chemical logistics business. In connection with our entry into this business, due to the attractive return profile associated with this business, we may operate a portion of the business on our own rather than through affiliates, which could affect the overall mix of our asset-light business.

Our transportation revenue (excluding intermodal) is a function of the volume of shipments by the bulk chemical industry, prices, the average number of miles driven per load, our market share and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many other industries and end-use markets, including consumer and industrial products, paints and coatings, paper and packaging, agriculture and food products, and tends to vary with changing economic conditions. Due to the nature of our customers’ business, our revenues are seasonal. Revenues generally decline during winter months, namely our first and fourth fiscal quarters and over holidays and rise during our second and third fiscal quarters. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months.

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

Intermodal

In our intermodal business (Boasso), we are the largest North American provider of ISO (International Organization for Standardization) tank container transportation and depot services, with eight terminals located in the eastern half of the United States. In addition to intermodal ISO tank transportation services, we provide tank cleaning, heating, testing, maintenance and storage services to customers. We provide local and over-the-road trucking primarily within proximity of the port cities where Boasso’s depots are located and also sell equipment that our customers use for portable alternative storage or office space.

Demand for ISO tank containers is driven by the volume of imports and exports of chemicals through United States ports. Our intermodal revenues are accordingly impacted by this import/export volume, in particular the number and volume of shipments through ports at which Boasso has terminals, as well as by Boasso’s market share. Economic conditions and differences among the laws and currencies of nations may impact the volume of shipments.

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

Given the specialty nature of the services we provide and the size of our existing network, we believe there are significant barriers to entry to our industry. During 2010, we continued our plan that began in 2009 of consolidating certain company-operated terminals and transitioning other company-operated terminals to independent affiliates. These actions have resulted in a larger portion of our revenue being generated by independent affiliates and a reduced number of terminals in our network. During the second half of 2010 and during 2011, we aggressively reduced the number of aged and underutilized specialty trailers in our fleet. We believe these actions have reduced certain fixed costs, provide a more variable cost structure and position us with a financially flexible, asset-light business platform.

We believe the most significant factors relevant to our future business growth in logistics are the ability to (i) obtain additional business from existing customers, (ii) add new customers, (iii) expand into new markets, (iv) improve the utilization of our trailer fleet and (v) add and retain qualified drivers. While many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource a greater proportion of their logistics needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships and flexible business model, we believe we are well-positioned to benefit from customers seeking consolidation of their shipping relationships and those opting to outsource a greater portion of their logistics needs to third-party tank truck carriers.

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

February 2011 Common Stock Offering

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

Goodwill and Intangible Assets – We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment arise, in accordance with FASB’s guidance on goodwill and other intangible assets. We evaluate goodwill for impairment by determining the fair value for each reporting unit to which our goodwill relates. At June 30, 2011, our intermodal segment was our only reporting unit that contained goodwill. Our intermodal segment contains goodwill and other identifiable intangible assets associated with our Boasso acquisition in December 2007.

The methodology applied in the analysis performed at June 30, 2011 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2011.

We continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2010 through year end 2010. There were no indications that a triggering event had occurred leading up to our analysis as of June 30, 2011. As of June 30, 2011, our intermodal segment had goodwill of $27.0 million. As of June 30, 2011, we had total intangibles of $16.2 million, of which $15.9 million was allocated to our intermodal segment and $0.3 million was allocated to our logistics segment.

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

After computing a separate business enterprise value under the income approach and market approach, we apply a weighting to them to derive the business enterprise value of the reporting unit. The income approach and market approach were both weighted 50% in the analysis performed at June 30, 2011. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Given that the business enterprise value derived from the market approach supported what was calculated in the income approach, we believed that both approaches should be equally weighted. Based on these weightings, we calculated a business enterprise value for the reporting unit. We then add debt-free liabilities of the reporting unit to the calculated business enterprise value to derive an implied fair value of the reporting unit. The implied fair value is then compared to the reporting unit’s carrying value. Upon completion of the analysis in step one, we determined that the fair value of our intermodal reporting unit exceeded its carrying value. As such, a step two analysis was not required.

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

At December 31, 2010, we had $97.2 million in federal net operating loss carryforwards, $0.5 million of off balance sheet net operating loss related to excess stock compensation deduction, $2.3 million in alternative minimum tax credit carryforwards and $3.4 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2030, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for 10 years.

Uncertain Income Tax Positions—In accordance with FASB guidance, we account for uncertainty in income taxes using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition and measurement would result in recognition of a tax benefit and/or an additional charge to the tax provision.

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

Accrued loss and damage claims—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of June 30, 2011, we had $25.2 million in an outstanding letter of credit to our insurance administrator to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letter of credit. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Stock compensation plans—Stock compensation is determined by the assumptions required under the FASB guidance. The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $1.5 million for the six months ended June 30, 2011 and $1.1 million for the six months ended June 30, 2010. As of June 30, 2011, there was approximately $4.2 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost generally varies from two to four years. For further discussion on stock-based compensation, see Note 7 to the consolidated financial statements included in Item 1 of this report.

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

Restructuring—We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We have made estimates of the costs incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010. The restructuring consisted of various actions including termination of approximately 380 non-driver positions, the consolidation, closure and affiliation of underperforming company terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters and resulted in charges during 2008, 2009 and 2010, primarily related to our logistics segment. As of June 30, 2011, approximately $3.2 million was accrued related to the restructuring charges which are expected to be paid through 2017.

New Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies—New Accounting Pronouncements” to the consolidated financial statements included in Item 1 of this report for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

OPERATING REVENUES:
Transportation	68.1%	72.9%	69.1%	73.3%
Service revenue	14.6	14.9	14.7	15.2
Fuel surcharge	17.3	12.2	16.2	11.5

Total operating revenues	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Purchased transportation	70.4	68.5	70.2	68.3
Compensation	8.2	8.4	8.3	8.5
Fuel, supplies and maintenance	6.1	7.6	6.4	7.9
Depreciation and amortization	1.8	2.3	2.0	2.5
Selling and administrative	2.6	2.5	2.7	2.7
Insurance costs	1.9	2.6	2.2	2.3
Taxes and licenses	0.3	0.4	0.3	0.3
Communication and utilities	0.3	0.7	0.4	0.6
(Gain) loss on disposal of property and equipment	-0.2	0.1	-0.2	0.0
Restructuring (credit) costs	-0.3	0.6	-0.1	0.7

Total operating expenses	91.1	93.7	92.2	93.8

Operating income	8.9	6.3	7.8	6.2

Interest expense	3.8	4.9	4.1	5.1
Interest income	-0.1	-0.1	-0.1	-0.1
Write-off of debt issuance costs	0.0	0.0	0.5	0.0
Other expense	0.0	0.1	0.0	0.2

Income before income taxes	5.2	1.4	3.3	1.0
Provision for income taxes	0.4	0.3	0.2	0.0

Net income	4.8%	1.1%	3.1%	1.0%

The following table shows the approximate number of terminals, drivers, tractors and trailers, that we managed (including affiliates and independent owner-operators) as of June 30:

	2011	2010
Terminals	104	105
Drivers	2,687	2,809
Tractors	2,871	3,031
Trailers	5,488	6,478

As of June 30, our network terminals and facilities consisted of the following:

	Segment	2011 Terminals	2010 Terminals
QCI independent affiliate trucking terminals	Logistics	93	91
QCI company-operated trucking terminals	Logistics	3	6
Boasso container services terminals/depots	Intermodal	8	8

Total		104	105

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

For the quarter ended June 30, 2011, total revenues were $190.0 million, an increase of $12.4 million, or 7.0%, from revenues of $177.6 million for the same period in 2010. Transportation revenue decreased by less than $0.1 million, or 0.1%. We believe that our volume during the quarter ended June 30, 2011 was adversely affected by a high level of driver turnover primarily driven by our implementation of electronic on-board recorders (“EOBRs”) in our fleet. We expect to install EOBRs in substantially all of our fleet by the end of 2011 in order to improve efficiency and proactively address regulatory requirements that we expect in the future. This could adversely impact our volumes for the remainder of 2011. This decrease was offset by new transportation revenue generated from our delivery of water for the frac shale energy market. We expect transportation services to this market to be a significant contributor to our revenue growth.

Service revenue increased $1.2 million, or 4.4%. This increase was primarily due to an increase in our intermodal and depot revenues of $1.3 million.

Fuel surcharge revenue increased $11.3 million, or 52.5%, primarily due to the increase in fuel prices. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs may have a time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation expense increased by $12.0 million, or 9.9%, due primarily to the increase in independent affiliations. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 82.3% for the current quarter versus 80.5% for the prior-year quarter due primarily to the conversion of certain company-operated terminals to independent affiliate terminals. Our independent affiliates generated 94.2% of our transportation revenue and fuel surcharge revenue for the three months ended June 30, 2011 compared to 93.3% for the comparable prior-year period. We pay our independent affiliates a greater percentage of transportation revenues generated by them than is paid to independent owner-operators, so our purchased transportation costs will change as revenues generated by independent affiliates change as a percentage of total transportation revenue. During the quarters ended June 30, 2011 and 2010, we paid our independent affiliates approximately 85% of transportation revenue while we typically paid independent owner-operators approximately 65% of transportation revenue.

Compensation expense increased $0.5 million, or 3.6%, primarily due to an increase in health care costs of $0.3 million and an increase in intermodal and depot costs of $0.3 million. These increases were offset, in part, by a decrease in driver costs in our logistics segment.

Fuel, supplies and maintenance expense decreased $1.8 million, or 13.3%, due to lower repairs and maintenance expense of $1.1 million and lower equipment rent expense of $0.9 million. Lower repairs and maintenance expense resulted from aggressive reduction of aged or underutilized specialty equipment over the last 12 months.

Depreciation and amortization expense decreased $0.7 million, or 16.9%, due to reduced levels of idle or underutilized revenue equipment.

Selling and administrative expense increased $0.4 million, or 9.8%, due to an increase in professional fees of $0.3 million and costs associated with our implementation of EOBRs of $0.2 million partially offset by a decrease of $0.3 million of expenses related to closed or converted terminals.

Insurance costs decreased by $1.0 million, or 22.0%, primarily due to a reduction in the severity of the claims that occurred in the second quarter of 2011. As a percentage of revenue, insurance costs remain within or below our target range of 2.0% to 3.0%.

We recognized a gain on disposal of revenue equipment of $0.4 million for the quarter ended June 30, 2011 as compared to a loss on disposal of assets of $0.2 million in the comparable prior-year period.

In the second quarter of 2011, we recognized a restructuring credit of $0.5 million resulting from a reduction of a liability for the withdrawal from a multi-employer pension plan which was fully paid in the second quarter of 2011. In the second quarter of 2010, we incurred restructuring costs of $1.1 million resulting from a restructuring plan which began in 2008 and concluded in 2010.

For the quarter ended June 30, 2011, operating income totaled $16.9 million, an increase of $5.7 million, or 50.9%, compared to $11.2 million for the same period in 2010. Our operating margin for the quarter ended June 30, 2011, was 8.9% compared to 6.3% for the same period in 2010.

Interest expense decreased by $1.3 million, or 15.4%, in the quarter ended June 30, 2011 compared to the same period in 2010, primarily due to redemptions of our higher cost 2013 PIK Notes in 2010 and 2011 and lower interest rates on our 2018 Notes following our debt refinancing in the fourth quarter of 2010. We expect our interest expense to continue to be lower throughout 2011 than in 2010 unless the principal balance of our indebtedness increases.

The provision for income taxes was $0.7 million for the quarter ended June 30, 2011 compared to a tax provision of $0.5 million for the same period in 2010. The effective tax rates for the three months ended June 30, 2011 and 2010 were 7.5% and 18.4%, respectively.

For the quarter ended June 30, 2011, our net income was $9.0 million compared to net income of $2.1 million for the same period in 2010 as a result of the reasons outlined above.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

For the six months ended June 30, 2011, total revenues were $367.9 million, an increase of $29.0 million, or 8.6%, from revenues of $338.9 million for the same period in 2010. Transportation revenue increased by $5.7 million, or 2.3%, primarily due to an increase in linehaul revenue due to an increase in pricing. In addition, the increase in linehaul revenue was affected by revenue generated from our delivery of water for the frac shale energy market. We expect transportation services to this market to be a significant contributor to our revenue growth.

Service revenue increased $3.0 million, or 5.8%. This increase was primarily due to an increase in intermodal and depot revenues of $3.3 million.

Fuel surcharge revenue increased $20.3 million, or 52.0%, due to the increase in fuel prices. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs may have a time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased by $26.9 million, or 11.6%, due primarily to the increase in independent affiliations and linehaul revenue. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 82.4% for the current six months versus 80.5% for the prior-year six months due primarily to the conversion of certain company-operated terminals to independent affiliate terminals. Our independent affiliates generated 94.2% of our transportation revenue and fuel surcharge revenue for the six months ended June 30, 2011 compared to 93.1% for the comparable prior-year period.

Compensation expense increased $1.5 million, or 5.3%, due to an increase in health care costs of $0.9 million and an increase in intermodal and depot costs of $0.9 million, offset in part by a reduction in driver costs in our logistics segment.

Fuel, supplies and maintenance decreased $3.4 million, or 12.6%, due to lower repairs and maintenance expense of $2.1 million and lower equipment rent expense of $2.0 million, offset by an increase in fuel costs of $0.7 million. Lower repairs and maintenance expense resulted from aggressive reduction of aged or underutilized specialty equipment over the last 12 months.

Depreciation and amortization expense decreased $1.4 million, or 17.3%, due to a decrease in depreciation from sales of revenue equipment.

Selling and administrative expenses increased by $0.8 million, or 8.8%, due to an increase in professional fees of $0.8 million, costs associated with our implementation of EOBRs of $0.4 million and an increase in our intermodal and depot costs of $0.3 million, partially offset by a decrease in building rent expense of $0.7 million.

Insurance expense increased $0.3 million, or 4.4%, compared to the same period last year due to an increase in the number and severity of claims.

We recognized a gain on disposal of assets of $0.7 million for the six months ended June 30, 2011 as compared to a loss of $0.7 million in the comparable prior-year period from the sale and disposal of equipment.

In the six months ended 2011, we recognized a restructuring credit of $0.5 million resulting from a reduction of a liability for the withdrawal from a multi-employer pension plan which was fully paid in the second quarter of 2011. In the six months ended 2010, we incurred restructuring costs of $2.2 million resulting from a restructuring plan which began in 2008 and concluded in 2010.

For the six months ended June 30, 2011, operating income totaled $29.1 million, an increase of $9.2 million or 46.3%, compared to operating income of $19.9 million for the same period in 2010. The operating margin for the six months ended June 30, 2011, was 7.9% compared to 5.9% for the same period in 2010 as a result of the above-mentioned items.

Interest expense decreased by $2.2 million, or 12.6%, in the six months ended June 30, 2011 compared to the same period in 2010, primarily due to redemptions of our higher cost 2013 PIK Notes in 2010 and 2011 and lower interest rates on our 2018 Notes following our debt refinancing in the fourth quarter of 2010. We expect our interest expense to continue to be lower throughout 2011 than in 2010 unless the principal balance of our indebtedness increases.

In the six months ended 2011, we wrote off debt issuance costs of $1.8 million resulting from redemptions of our 2013 PIK Notes in January 2011 and March 2011 in the amounts of $10.0 million and $17.5 million, respectively. We had no such debt issuance cost write-off during the 2010 period.

The provision for income taxes was $0.8 million for the six months ended June 30, 2011 compared to a benefit from income taxes of ($0.2) million for the same period in 2010. The effective tax rates for the six months ended June 30, 2011 and 2010 were 6.2% and (6.1%), respectively.

For the six months ended June 30, 2011, our net income was $11.8 million, compared to net income of $2.9 million for the same period last year.

Segment Operating Results

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Logistics, which consists primarily of transportation of bulk chemicals and water primarily through our network of independent affiliates and equipment rentals; and

•	Intermodal, specifically Boasso’s intermodal ISO tank container transportation and depot services.

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

Summarized segment operating results are as follows (in thousands):

	Three Months Ended June 30, 2011
	Logistics	Intermodal	Total

Operating Revenues:
Transportation	$114,310	$15,087	$129,397
Service revenue	17,155	10,487	27,642
Fuel surcharge	29,013	3,941	32,954

Total operating revenues	$160,478	$29,515	$189,993

Segment revenue % of total revenue	84.5%	15.5%	100.0%
Segment operating income	$14,651	$4,735	$19,386

	Three Months Ended June 30, 2010
	Logistics	Intermodal	Total

Operating Revenues:
Transportation	$114,728	$14,745	$129,473
Service revenue	17,339	9,134	26,473
Fuel surcharge	19,247	2,359	21,606

Total operating revenues	$151,314	$26,238	$177,552

Segment revenue % of total revenue	85.2%	14.8%	100.0%
Segment operating income	$12,064	$4,528	$16,592

	2011 vs 2010	Logistics	Intermodal
Segment revenues	$ change	9,164	3,277
	% of change	6.1%	12.5%
Segment operating income	$ change	2,587	207
	% of change	21.4%	4.6%

	Six Months Ended June 30, 2011
	Logistics	Intermodal	Total

Operating Revenues:
Transportation	$224,922	$29,156	$254,078
Service revenue	33,663	20,717	54,380
Fuel surcharge	52,652	6,793	59,445

Total operating revenues	$311,237	$56,666	$367,903

Segment revenue % of total revenue	84.6%	15.4%	100.0%
Segment operating income	$25,433	$9,398	$34,831

	Six Months Ended June 30, 2010
	Logistics	Intermodal	Total

Operating Revenues:
Transportation	$220,560	$27,830	$248,390
Service revenue	33,979	17,400	51,379
Fuel surcharge	34,913	4,203	39,116

Total operating revenues	$289,452	$49,433	$338,885

Segment revenue % of total revenue	85.4%	14.6%	100.0%
Segment operating income	$22,882	$8,202	$31,084

	2011 vs 2010	Logistics	Intermodal
Segment revenues	$ change	21,785	7,233
	% of change	7.5%	14.6%
Segment operating income	$ change	2,551	1,196
	% of change	11.1%	14.6%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010 - Segment Results

Operating revenue:

Logistics – revenues increased $9.2 million, or 6.1%, for the quarter ended June 30, 2011 compared to the same period for 2010 due to an increase of $9.8 million of fuel surcharge offset by a decrease of 0.4 million in transportation revenue and $0.2 million in service revenue.

Intermodal – revenues increased $3.3 million, or 12.5%, for the quarter ended June 30, 2011 compared to the same period for 2010 due to an increase of $1.7 million in intermodal transportation and depot revenue and an increase of $1.6 million in fuel surcharge.

Operating income:

Logistics – operating income increased $2.6 million, or 21.4%, for the quarter ended June 30, 2011 compared to the same period for 2010 primarily due to cost reductions.

Intermodal – operating income increased $0.2 million, or 4.6%, for the quarter ended June 30, 2011 compared to the same period for 2010 due to increased demand from existing customers offset by incremental costs to support the increase in revenue.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 - Segment Results

Operating revenue:

Logistics – revenues increased $21.8 million, or 7.5%, for the six months ended June 30, 2011 compared to the same period for 2010 due to an increase of $17.7 million of fuel surcharge and an increase of $4.4 in transportation revenue partially offset by a $0.3 million decrease in service revenue.

Intermodal – revenues increased $7.2 million, or 14.6%, for the six months ended June 30, 2011 compared to the same period for 2010 due to an increase of $4.6 million in intermodal transportation and depot revenue and an increase of $2.6 million in fuel surcharge.

Operating income:

Logistics – operating income increased $2.6 million or 11.1%, for the six months ended June 30, 2011 compared to the same period for 2010 primarily due to cost reductions.

Intermodal – operating income increased $1.2 million, or 14.6%, for the quarter ended June 30, 2011 compared to the same period for 2010 due to increased demand from existing customers.

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

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For the six months ending June 30, 2011, capital expenditures were $9.3 million and proceeds from sales of property and equipment were $6.3 million. Capital expenditures for the six months ended June 30, 2011 include $5.0 million for certain equipment purchased for transportation services to the frac shale energy market. We expect our capital expenditures, net of proceeds from property and equipment sales, to generally be approximately 1% of operating revenues annually. However, we currently expect net capital expenditures for 2011, including equipment required for transportation services for the frac shale energy market, to be approximately $12.0 million, although the actual amount could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses, or other factors.

Debt service consists of principal and interest payments on the outstanding balance of our ABL Facility as well as our outstanding senior and subordinated notes. These notes were comprised primarily of our 2018 Notes and our 2013 PIK Notes during the 2010 and 2011 periods, though the aggregate principal balance and composition of notes has changed and presently no 2013 PIK Notes remain outstanding. We have no major debt maturities prior to June 2013, which is our ABL Facility maturity. We are currently in discussions with lenders about refinancing the ABL Facility which will extend the maturity to July 2016. In the fourth quarter of 2010, in connection with the issuance of $225.0 million aggregate principal amount of the 2018 Notes at 99.324% of par, we paid at maturity our 9% Notes, fully redeemed our 2012 Notes and our 2013 Senior Notes, redeemed $47.5 million of our 2013 PIK Notes and paid down a portion of our outstanding borrowings under the ABL Facility.

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

In July 2011, we redeemed the remaining $5.8 million of our 2013 PIK Notes.

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

Our primary sources of liquidity for operations during the 2011 and 2010 periods have been cash flow from operations and borrowing availability under the ABL Facility. At June 30, 2011, we had $79.5 million of borrowing availability under the ABL Facility. We believe that, based on current operations and anticipated growth, our cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated capital expenditures, operating expenses and our other anticipated liquidity needs for the next twelve months. Anticipated debt maturities in 2013, the acquisition of another business or other events that we do not foresee may require us to seek alternative financing, such as restructuring or refinancing our long-term debt, selling assets or operations or selling additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under any of our debt agreements and we default on our obligations, our debt could be accelerated and our assets might not be sufficient to repay in full all of our obligations.

Cash Flows

The following summarizes our cash flows for the six months ended June 30, 2011 and 2010 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Six months ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$12,402	$(6,134)
Net cash used in investing activities	(3,057)	(2,366)
Net cash (used in) provided by financing activities	(9,454)	5,759
Effect of exchange rate changes on cash	(1)	—

Net decrease in cash and cash equivalents	(110)	(2,741)
Cash and cash equivalents at beginning of period	1,753	5,633

Cash and cash equivalents at end of period	$1,643	$2,892

Net cash provided by operating activities was $12.4 million for the six-month period ended June 30, 2011 compared to $6.1 million used in the comparable 2010 period. The $18.5 million increase in cash provided by operating activities was due to improved net income, changes in accounts receivable and changes in accrued loss and damage claims. Our restructuring and cost reduction efforts in 2010 and reductions in our trailer fleet over the last twelve months have enabled us to generate stronger operating cash in 2011.

Net cash used in investing activities totaled $3.1 million for the six-month period ended June 30, 2011 compared to $2.4 million used in the comparable 2010 period. The $0.7 million change resulted from an increase in capital expenditures partially offset by an increase in proceeds from the sale of equipment in the 2011 period.

Net cash used in financing activities was $9.5 million during the six-month period ended June 30, 2011, compared to $5.8 million provided by financing activities in the comparable 2010 period. In the 2011 period, net cash received from our equity offering of approximately $17.6 million and increased borrowings of $7.0 million under our ABL Facility were utilized to redeem $27.5 million in principal amount of our 2013 PIK Notes, to pay down other debt and capital lease obligations and to redeem for $1.8 million the preferred shares of our subsidiary, CLC, which we previously reflected on our balance sheet as redeemable noncontrolling interest. In the 2010 period, increased borrowings of $11.5 million under our ABL facility were used to pay a large insurance claim, issue a loan to a new independent affiliate, pay down debt and capital lease obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at June 30, 2011 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2011	Years 2012 & 2013	Years 2014 & 2015	Year 2016 and after
Operating leases (1)	$26,075	$4,684	$12,676	$5,030	$3,685
Total indebtedness (2)	284,818	1,380	56,359	1,813	225,266
Capital leases	10,321	2,172	7,541	608	—
Interest on indebtedness (3)	170,723	13,312	49,889	44,567	62,955

Total	$491,937	$21,548	$126,465	$52,018	$291,906

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.
(2)	Includes aggregate unamortized discount of $1.9 million. In addition, amounts reflect the remaining $5.8 million of principal amount of our 2013 PIK Notes redeemed in July 2011.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of June 30, 2011 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of June 30, 2011 will remain in effect until maturity.

Other Liabilities and Obligations

As of June 30, 2011, we had $9.5 million of environmental liabilities, $17.8 million of pension plan obligations and $21.1 million of insurance claim obligations. The timing of the cash payment for environmental liabilities and insurance claims fluctuates from quarter to quarter. We expect to incur additional environmental costs in the future for environmental studies and remediation efforts that we will be required to undertake related to legacy CLC sites.

As of June 30, 2011, we had $32.7 million in outstanding letters of credit that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to ensure that we pay required claims. The letter of credit issued to our insurance administrator had a maximum draw amount of $25.2 million as of June 30, 2011. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $7.5 million of outstanding letters of credit as of June 30, 2011 relates to various other obligations.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Capital lease obligations	$10,321	$12,850
ABL Facility	45,500	38,500
11.75% Senior Subordinated PIK Notes, due 2013	5,792	33,184
9.875% Second-Priority Senior Secured Notes, due 2018	225,000	225,000
Other Notes	8,526	11,327

Long-term debt, including current maturities	295,139	320,861
Discount on Notes	(1,850)	(3,529)

	293,289	317,332
Less current maturities of long-term debt (including capital lease obligations)	(7,877)	(8,563)

Long-term debt, less current maturities	$285,412	$308,769

Debt Retirement

The following is a schedule of our indebtedness at June 30, 2011 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2011	2012	2013	2014	2015 and after	Total
Capital lease obligations	$2,172	4,939	$2,602	608	$—	$10,321
ABL Facility	—	—	45,500	—	—	45,500
11.75% Senior Subordinated PIK Notes, due 2013 (1)	—	—	5,792	—	—	5,792
9.875% Second-Priority Senior Secured Notes, due 2018 (1)	—	—	—	—	225,000	225,000
Other Notes	1,380	2,492	2,575	947	1,132	8,526

Total	$3,552	$7,431	$56,469	$1,555	$226,132	$295,139

(1)	Amounts do not include the remaining aggregated unamortized original issue discount of $1.9 million. In addition, amounts reflect the remaining $5.8 million of principal amount of our 2013 PIK Notes redeemed in July 2011.

The following is a schedule of our debt issuance costs (in thousands):

	December 31, 2010 Balance	Write-off of Debt Issuance Costs	Additional Debt Issuance Costs	2011 Amortization Expense	June 30, 2011 Balance
ABL Facility	$3,015	$—	$—	$(624)	$2,391
11.75% Senior Subordinated PIK Notes, due 2013	410	(328)	—	(23)	59
9.875% Second-Priority Senior Secured Notes, due 2018	5,685	—	607	(448)	5,844

Total	$9,110	$(328)	$607	$(1,095)	$8,294

Amortization expense of deferred issuance costs was $1.1 million and $1.4 million for the six months ending June 30, 2011 and 2010, respectively. We are amortizing these costs over the term of the debt instruments.

The ABL Facility

We entered into our ABL Facility on December 18, 2007. As of June 30, 2011, the ABL Facility consists of a current asset tranche in the amount of $205.0 million and a fixed asset tranche in the amount of $20.0 million. Borrowings of revolving loans under the ABL Facility are allocated pro rata to the current asset tranche and the fixed asset tranche based on the respective borrowing bases of the two tranches. The ABL Facility includes a sublimit to issue letters of credit, which are also allocated pro rata between the two tranches based on their respective borrowing bases, and is available for working capital needs and general corporate purposes, including permitted acquisitions. The maturity date of the ABL Facility is June 18, 2013. The maturity date of the ABL Facility may be accelerated if we default on our obligations under the ABL Facility. At June 30, 2011, we had $79.5 million of borrowing availability under the ABL Facility.

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

The interest rate under the current asset tranche is based, at our option, on either the administrative agent’s base rate plus 1.00% or on the Eurodollar LIBOR rate plus an applicable margin; at June 30, 2011, the applicable margin was 2.00%. The administrative agent’s base rate is equal to the greater of the federal funds overnight rate plus 0.50% or the prime rate. The interest rate under the fixed asset tranche is based, at our option, on either the administrative agent’s base rate plus 1.25% or on LIBOR plus an applicable margin; at June 30, 2011, the applicable margin was 2.25%. The applicable margin under either tranche is subject to increases or reductions based upon the amounts available for borrowing under the ABL Facility. Interest is generally payable quarterly, but may be payable in periods from one to six months in the case of some LIBOR loans. The interest rate on the ABL Facility at June 30, 2011 and 2010 was 2.1% and 2.6%, respectively.

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

We may request up to $150.0 million in letters of credit, subject to certain limitations based on availability under the ABL Facility. In the event we prepay all outstanding amounts under the fixed asset tranche of the ABL Facility, and all commitments thereunder are terminated, prior to the termination of the ABL Facility, no less than $150.0 million under the current asset tranche will be available for letters of credit. At June 30, 2011, we had $32.7 million of letters of credit issued.

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

We satisfied our contractual obligations to register with the SEC the exchange of the 2018 Notes sold in November 2010 for 2018 Notes registered under the Securities Act during the quarter ended June 30, 2011 and completed the exchange offer in July 2011. Interest on the 2018 Notes is payable at a rate of 9.875% per annum, semiannually on May 1 and November 1 of each year, commencing on May 1, 2011.

The 2018 Notes mature on November 1, 2018. Prior to November 1, 2014, we may redeem the 2018 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2018 Notes redeemed, plus accrued and unpaid interest to the redemption date, plus an additional “make-whole premium” intended to capture the value of holding 2018 Notes through November 1, 2014, but not less than 1%. During any twelve-month period prior to November 1, 2014, we may also redeem up to 10% of the original aggregate principal amount of the 2018 Notes at a redemption price of 103%, plus accrued and unpaid interest to the redemption date. Additionally, at any time prior to November 1, 2013, we may redeem up to 35% of the principal amount of the 2018 Notes at a redemption price of 109.875%, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings so long as at least 50% of the aggregate original principal amount of the 2018 Notes remains outstanding afterwards. On or after November 1, 2014, we may redeem the 2018 Notes, in whole or in part, at the following prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on November 1 of the years set forth below:

Period	Redemption Price
2014	104.938%
2015	102.469%
2016 and thereafter	100.000%

We recorded $6.4 million in debt issuance costs relating to the 2018 Notes, of which $6.2 million was related to the new issuance and $0.2 million of unamortized debt issuance costs related to the 2013 Senior Notes. We are amortizing these costs over the term of the 2018 Notes.

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

On December 3, 2010 we redeemed $47.5 million of these notes plus accrued and unpaid interest, in conjunction with the issuance of the 2018 Notes. On December 10, 2010 and December 20, 2010, we repurchased $2.2 million and $0.3 million, respectively, of these notes plus accrued and unpaid interest. On January 20, 2011, we redeemed $10.0 million of these notes plus accrued and unpaid interest. On March 11, 2011, we redeemed $17.5 million of these notes plus accrued and unpaid interest. We redeemed the remaining $5.8 million of principal amount of our 2013 PIK Notes in July 2011.

We recorded $1.5 million in debt issuance costs relating to the 2013 PIK Notes, of which $0.5 million of unamortized debt issuance costs related to the 9% Notes and $1.0 million were related to the new issuance. In addition, we recorded $6.7 million in note issuance discount due to warrants issued concurrently with the issuance of the 2013 PIK Notes. The amount represents the fair market value of the warrants at time of issuance. We are amortizing these costs over the remaining term of the 2013 PIK Notes. In conjunction with the December 3, 2010 redemption and the December 10, 2010 and December 20, 2010 repurchases, we wrote-off $7.4 million of unamortized debt issuance costs and unamortized original issue discount in the fourth quarter of 2010. In conjunction with the January 20, 2011 and March 11, 2011 redemptions, we wrote-off $1.8 million of unamortized debt issuance costs and unamortized original issue costs in the three months ending March 31, 2011. In conjunction with the July 20, 2011 redemption, we expect to write-off the remaining $0.3 million of unamortized debt issuance costs and unamortized original issue costs in the third quarter of 2011.

10% Senior Notes Due 2013

On October 15, 2009, we issued approximately $134.5 million aggregate principal amount of the 2013 Senior Notes. On December 3, 2010, we fully redeemed the 2013 Senior Notes with a portion of the proceeds of the issuance of the 2018 Notes.

Senior Floating Rate Notes Due 2012

On January 28, 2005, we issued $85.0 million aggregate principal amount of our 2012 Notes. On December 18, 2007, we issued a second series of 2012 Notes in the original principal amount of $50.0 million. On December 3, 2010, we fully redeemed the remaining 2012 Notes with a portion of the proceeds of the issuance of the 2018 Notes.

9% Senior Subordinated Notes Due 2010

In 2003, we issued $125.0 million aggregate principal amount of our 9% Notes. On November 15, 2010, we repaid at maturity the remaining $16.0 million of 9% Notes with a portion of the proceeds of the issuance of the 2018 Notes. We incurred $5.5 million in debt issuance costs relating to the issuance of the 9% Notes. Approximately $0.5 million of unamortized debt issuance costs were included in debt issuance costs related to the 2013 Senior Notes. All remaining debt issuance costs have been fully amortized.

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

The payment obligations under the ABL Facility are senior secured obligations of QD LLC and QD Capital and are secured by certain assets and guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes and the 2013 PIK Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first lien obligations. The 2013 PIK Notes, and the guarantees thereof, are unsecured senior subordinated obligations ranking junior in right of payment to all of our existing and future senior debt, and all liabilities of our subsidiaries that do not guarantee the 2013 PIK Notes. We believe that we were in compliance with the covenants under the ABL Facility, the 2018 Notes and the 2013 PIK Notes at June 30, 2011.

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

•	our substantial leverage, our ability to make required payments and restrictions contained in our debt arrangements;

•	competition and rate fluctuations;

•	our reliance on independent affiliates and independent owner-operators;

•	the loss of or material reduction in the services to one or more of our major customers;

•	our liability as a self-insurer to the extent of our deductibles as well as changing conditions and pricing in the insurance marketplace;

•	increased unionization, which could increase our operating costs or constrain operating flexibility;

•	changes in the future, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry;

•	our ability to comply with current and future environmental regulations and the increasing costs relating to environmental compliance;

•	potential disruption at U.S. ports of entry;

•	diesel fuel prices and our ability to recover costs through fuel surcharges;

•	our ability to attract and retain qualified drivers;

•	terrorist attacks and the cost of complying with existing and future anti-terrorism security measures;

•	our dependence on senior management;

•	the potential loss of our ability to use net operating losses to offset future income;

•	potential future impairment charges;

•	the interests of our largest shareholder, which may conflict with your interests;

•	our ability to successfully identify acquisition opportunities, consummate such acquisitions and integrate acquired businesses;

•	our ability to execute plans to enter the transportation business within the frac shale and oil drilling industry;

•	our success in entering new markets;

•	adverse weather conditions;

•	the impact of our restructuring on our operations and costs;

•	changes in health insurance benefit regulations;

•	our liability for our proportionate share of unfunded vested benefit liabilities in the event of our withdrawal from any of our multi-employer pension plans; and

•	changes in planned or actual capital expenditures due to operating needs, changes in regulation, covenants in our debt arrangements and other expenses, including interest expenses.

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the six months ended June 30, 2011, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the ABL Facility, at QD LLC’s option, the applicable margin for borrowings under the current asset tranche at June 30, 2011 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for borrowings under the fixed asset tranche at June 30, 2011 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility over the life of the ABL Facility. The base rate under the ABL Facility is equal to the higher of the prime rate and the federal funds overnight rate plus 0.50%.

	Balance at June 30, 2011 ($ in 000s)	Interest Rate at June 30, 2011	Effect of 1% Increase ($ in 000s)
ABL Facility	$45,500	2.08%	$455

At June 30, 2011, a 1% point increase in the current per annum interest rate for each would result in $0.5 million of additional interest expense during the next twelve months. The foregoing calculation assumes an instantaneous 1% point increase in the rates under the ABL Facility and that the principal amount of each is the amount outstanding as of June 30, 2011. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 6.5% of our consolidated revenue for the six months ended June 30, 2011 and 5.6% of our consolidated revenue for the six months ended June 30, 2010. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the six months ended June 30, 2011 were positively impacted by a $1.3 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first six months of 2011 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.2 million for the six months ended June 30, 2011, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at June 30, 2011, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the six months ended June  30, 2011 and 2010, a majority of fuel costs were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

Other than reported in “Item 3 - Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2010, “Note 20. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 14. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A — Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company.

Our business is also subject to the following risk:

New markets such as transportation services to the frac shale natural gas and oil drilling industry have risks with which we have limited experience, and we may not be able to operate profitably in these markets and may lose our investment.

In the first half of 2011, we began hauling fresh water for the natural gas and oil drilling market and have expanded our operations to also haul disposal water. We have limited experience transporting fresh or disposal water or serving natural gas or oil drilling customers. A significant amount of our management’s time may be spent on this business even though it presently represents an insignificant amount of our revenue and profitability. Also, our market expansion requires certain capital expenditures for specialized trailers and other start-up costs that we may be unable to recoup.

Hydraulic fracturing is under significant legislative and regulatory scrutiny, the adoption of new laws or regulations at the federal, state or local level could adversely affect our customers’ hydraulic fracturing operations, which could reduce demand for our transportation services. In addition, heightened political, regulatory and public scrutiny of hydraulic fracturing practices could adversely affect our business, financial condition and results of operations, whether directly or indirectly.

As we expand our business into the new market, we may face increased risks due to the cyclical nature of the energy industry. Depending on the market prices of oil and gas, customers in that industry may delay and decrease their capital and development expenditures, reducing the demand for our transportation services. Such market volatility may lead to fluctuations in results of operations from quarter to quarter.

Accordingly, there can be no assurance that we will be able to effectively compete in this new market or that our operations in this market will be successful. If we are unsuccessful, our operating margins, financial condition, cash flows and profitability could be adversely affected.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 — Defaults Upon Senior Securities

None.

ITEM 4 — [Removed and Reserved.]

ITEM 5 — Other Information

None.

ITEM 6 — Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

August 8, 2011	/S/ GARY R. ENZOR
GARY R. ENZOR, CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

August 8, 2011	/S/ JOSEPH J. TROY
JOSEPH J. TROY, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)