Form 10-Q
period 2011-09-30
QUALITY DISTRIBUTION INC
filed 2011-11-04
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 1, 2011, the registrant had 23,874,503 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Consolidated Statements of Operations

Unaudited (In 000’s, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

OPERATING REVENUES:
Transportation	$140,974	$132,676	$395,052	$381,066
Service revenue	28,138	28,178	82,518	79,557
Fuel surcharge	30,186	21,094	89,631	60,210

Total operating revenues	199,298	181,948	567,201	520,833

OPERATING EXPENSES:
Purchased transportation	142,023	126,272	400,437	357,767
Compensation	15,014	14,107	45,412	42,979
Fuel, supplies and maintenance	13,114	13,899	36,556	40,721
Depreciation and amortization	3,600	3,929	10,470	12,239
Selling and administrative	5,910	5,893	15,945	15,120
Insurance costs	3,316	3,810	11,541	11,687
Taxes and licenses	638	418	1,737	1,688
Communication and utilities	595	1,070	2,054	3,308
(Gain) loss on disposal of property and equipment	(198)	339	(848)	991
Restructuring costs (credit)	—	2,374	(521)	4,589

Total operating expenses	184,012	172,111	522,783	491,089

Operating income	15,286	9,837	44,418	29,744
Interest expense	7,096	8,734	22,218	26,041
Interest income	(117)	(158)	(434)	(475)
Write-off of debt issuance costs	1,395	—	3,181	—
Other expense (income)	257	(2)	250	224

Income before income taxes	6,655	1,263	19,203	3,954
Provision for income taxes	468	842	1,248	679

Net income	$6,187	$421	$17,955	$3,275

PER SHARE DATA:
Net income per common share
Basic	$0.26	$0.02	$0.78	$0.16

Diluted	$0.25	$0.02	$0.74	$0.15

Weighted-average number of shares
Basic	23,372	20,833	22,942	20,200

Diluted	24,643	21,678	24,255	21,610

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In 000’s)

	Unaudited September 30, 2011	Audited December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,147	$1,753
Accounts receivable, net	108,617	80,895
Prepaid expenses	6,211	6,911
Deferred tax asset	4,557	3,848
Other	4,467	4,891

Total current assets	126,999	98,298
Property and equipment, net	118,800	113,419
Goodwill	27,023	27,023
Intangibles, net	15,886	16,924
Other assets	15,601	15,671

Total assets	$304,309	$271,335

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$4,295	$3,991
Current maturities of capital lease obligations	5,410	4,572
Accounts payable	9,189	7,200
Independent affiliates and independent owner-operators payable	22,367	11,059
Accrued expenses	28,610	24,363
Environmental liabilities	3,572	3,687
Accrued loss and damage claims	9,456	8,471

Total current liabilities	82,899	63,343
Long-term indebtedness, less current maturities	282,416	300,491
Capital lease obligations, less current maturities	4,200	8,278
Environmental liabilities	5,600	7,255
Accrued loss and damage claims	10,447	10,454
Other non-current liabilities	24,624	26,060

Total liabilities	410,186	415,881

Commitments and contingencies - Note 14
Redeemable noncontrolling interest	—	1,833
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 24,116 issued and 23,873 outstanding at September 30, 2011 and 21,678 issued and 21,458 outstanding at December 31, 2010	392,844	371,288
Treasury stock, 243 shares at September 30, 2011 and 220 shares at December 31, 2010	(1,606)	(1,593)
Accumulated deficit	(284,019)	(301,974)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(25,190)	(26,194)
Stock purchase warrants	1,683	1,683

Total shareholders’ deficit	(105,877)	(146,379)

Total liabilities, redeemable noncontrolling interest and shareholders’ deficit	$304,309	$271,335

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Nine Months Ended September 30, 2011 and 2010

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Stock Subscription Receivables	Total Shareholders’ Deficit
Balance, December 31, 2009	20,297	(220)	$364,046	$(1,580)	$(294,568)	$(189,589)	$(25,587)	$6,696	$(154)	$(140,736)
Net income	—	—	—	—	3,275	—	—	—	—	3,275
Issuance of restricted stock	69	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	695	—	—	—	—	—	—	695
Amortization of stock options	—	—	1,010	—	—	—	—	—	—	1,010
Stock warrant exercises	1,311	—	5,013	—	—	—	—	(5,013)	—	—
Stock option exercises	1	—	3	—	—	—	—	—	—	3
Forgiveness of stock subscriptions receivable	—	—	—	—	—	—	—	—	21	21
Satisfaction of stock subscriptions receivable	—	—	(47)	(13)	—	—	—	—	60	—
Other stock transactions	—	—	—	—	—	—	—	—	73	73
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	970	—	—	970
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(69)	—	—	(69)

Balance, September 30, 2010	21,678	(220)	$370,720	$(1,593)	$(291,293)	$(189,589)	$(24,686)	$1,683	$—	$(134,758)

Balance, December 31, 2010	21,678	(220)	$371,288	$(1,593)	$(301,974)	$(189,589)	$(26,194)	$1,683	$—	$(146,379)
Net income	—	—	—	—	17,955	—	—	—	—	17,955
Issuance of restricted stock	93	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(18)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	842	—	—	—	—	—	—	842
Amortization of stock options	—	—	1,363	—	—	—	—	—	—	1,363
Stock option exercises	345	(1)	1,771	(13)	—	—	—	—	—	1,758
Proceeds from equity offering, net of transaction costs	2,000	—	17,580	—	—	—	—	—	—	17,580
Satisfaction of stock subscription receivable	—	(4)	—	—	—	—	—	—	—	—
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	954	—	—	954
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	50	—	—	50

Balance, September 30, 2011	24,116	(243)	$392,844	$(1,606)	$(284,019)	$(189,589)	$(25,190)	$1,683	$—	$(105,877)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited (In 000’s)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,955	$3,275
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	10,470	12,239
Bad debt recoveries	(309)	(222)
(Gain) loss on disposal of property and equipment	(848)	991
PIK interest on Senior Subordinated Notes	196	1,686
Write-off of deferred financing costs	1,468	—
Write-off of original bond issuance costs	1,713	—
Financing costs	—	171
Stock-based compensation	2,205	1,705
Amortization of deferred financing costs	1,592	2,052
Amortization of bond discount	279	1,755
Noncontrolling interest dividends	38	109
Changes in assets and liabilities:
Accounts and other receivables	(27,669)	(18,641)
Prepaid expenses	3,276	5,582
Other assets	1,028	(3,834)
Accounts payable	(64)	1,572
Independent affiliates and independent owner-operators payable	11,308	4,172
Accrued expenses	3,639	1,545
Environmental liabilities	(1,771)	(1,103)
Accrued loss and damage claims	978	(1,580)
Other liabilities	(623)	(714)
Current income taxes	373	598

Net cash provided by operating activities	25,234	11,358

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,687)	(8,144)
Proceeds from sales of property and equipment	7,292	5,543

Net cash used in investing activities	(13,395)	(2,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(36,928)	(3,390)
Principal payments on capital lease obligations	(3,547)	(4,073)
Proceeds from revolver	138,657	43,300
Payments on revolver	(123,657)	(46,100)
Payments on acquisition notes	(522)	(729)
Financing costs	—	(171)
Deferred financing costs	(3,968)	—
Change in book overdraft	2,052	917
Noncontrolling interest dividends	(38)	(109)
Redemption of noncontrolling interest	(1,833)	—
Proceeds from equity offering, net of transaction costs	17,580	—
Proceeds from exercise of stock options	1,758	3

Net cash used in financing activities	(10,446)	(10,352)

Effect of exchange rate changes on cash	1	3

Net increase (decrease) in cash and cash equivalents	1,394	(1,592)
Cash and cash equivalents, beginning of period	1,753	5,633

Cash and cash equivalents, end of period	$3,147	$4,041

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$14,608	$18,542

Income Taxes	650	353

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

In this quarterly report, unless the context otherwise requires or indicates, (i) the terms the “Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) the term “QD Capital” refers to our wholly owned subsidiary, QD Capital Corporation, a Delaware corporation, (iv) the term “QCI” refers to our wholly owned subsidiary, Quality Carriers, Inc., an Illinois Corporation, (v) the term “Boasso” refers to our wholly owned subsidiary, Boasso America Corporation, a Louisiana corporation, (vi) the term “QCER” refers collectively to our wholly owned subsidiaries, QC Energy Resources, Inc., a Delaware corporation and QC Energy Resources, LLC, a Delaware limited liability company and (vii) the term “CLC” refers to our wholly owned subsidiary, Chemical Leaman Corporation, a Pennsylvania corporation.

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

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any future period.

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

In December 2010, the FASB also issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. These amendments are effective for fiscal years and interim periods beginning January 1, 2011. Adoption of these amendments did not have an impact on the Company’s financial position, results of operations or cash flows.

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

In September 2011, the FASB issued additional amendments to the guidance on goodwill testing for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This amendment is effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. Adoption of this amendment is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued amended guidance that requires employers to provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. The new disclosure requirements are required for fiscal years ending after December 15, 2011. The Company anticipates that the adoption of this standard will expand its footnote disclosures in the consolidated financial statements and will not have a material impact on its consolidated financial statements.

Acquisition and Dispositions

During 2010 and the first nine months of 2011, we did not complete any acquisitions or dispositions of businesses or independent affiliates.

2. Variable Interest Entities

At September 30, 2011, we hold a variable interest in one variable interest entity (“VIE”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contract with this VIE, the operating structure of the VIE and our role with the VIE, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of this VIE.

The VIE is an independent affiliate that is directly engaged in the dry bulk business through the management of three trucking terminals in the North East region of the U.S. As such, this business is highly seasonal. We are involved with the VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE, is limited to our recorded loans receivable which aggregated approximately $2.7 million at September 30, 2011. These loans are secured by a second priority lien on the VIE’s assets and a limited personal guarantee from the owner of the VIE.

Severe winter weather created cash flow constraints for this VIE in the first quarter of 2011. While the VIE’s business and cash flow improved in the second and third quarters, as expected, we remain reliant on collateral for repayment of our loans and there are uncertainties involved with ultimate collection. During the first quarter as of March 31, 2011, we recorded a $0.5 million reserve against our $2.7 million of loans receivable.

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

•

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

•	Level 3 — Instruments whose significant inputs are unobservable.

Following is a description of the valuation methodologies we used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis

The fair value of our long-term indebtedness is based on level 2 quoted market prices. As of September 30, 2011, the carrying value and fair value are as follows (in thousands):

	Carrying Value	Fair Value
9.875% Second-Priority Senior Secured Notes due 2018	225,000	218,250

	$225,000	$218,250

Our asset-based loan facility (the “New ABL Facility”) is variable rate debt and approximates fair value.

The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

4. Goodwill and Intangible Assets

Goodwill

Under the FASB guidance, goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. We evaluate goodwill for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit, our logistics segment and our intermodal segment. These reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30th. The methodology applied in the analysis performed at June 30, 2011 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2011. We continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2011 and through the quarter ended September 30, 2011. There were no indications that a triggering event had occurred as of September 30, 2011. As of September 30, 2011, we had total goodwill of $27.0 million, all of which related to our intermodal segment.

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

Intangible Assets

Intangible assets at September 30, 2011 are as follows (in thousands):

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename	$7,400	$—	$7,400	Indefinite
Customer relationships	11,900	3,719	8,181	12
Non-compete agreements	2,593	2,288	305	3 – 5

	$21,893	$6,007	$15,886

Of our total intangibles of $15.9 million at September 30, 2011, $15.7 million was allocated to our intermodal segment and $0.2 million was allocated to our logistics segment.

Amortization expense for the nine months ended September 30, 2011 and 2010 was $1.0 million and $1.2 million, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

2011 remaining	$331
2012	1,205
2013	996
2014	991
2015 and after	4,963

5. Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$6,187	$421	$17,955	$3,275
Other comprehensive income:
Amortization of prior service costs, net of tax	318	323	954	970
Foreign currency translation adjustments, net of tax	93	(65)	50	(69)

Comprehensive income	$6,598	$679	$18,959	$4,176

6. Income Per Share

A reconciliation of the numerators and denominators of the basic and diluted income per share computations is as follows (in thousands, except per share amounts):

	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000
	Three months ended
	September 30, 2011			September 30, 2010
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:
Net income	$6,187	23,372	$0.26	$421	20,833	$0.02

Effect of dilutive securities:
Stock options		606			197
Unvested restricted stock		223			205
Stock warrants		442			443

Diluted income available to common shareholders:
Net income	$6,187	24,643	$0.25	$421	21,678	$0.02

	$00,000	$00,000	$00,000	$00,000	$00,000	$00,000
	Nine months ended
	September 30, 2011			September 30, 2010
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:
Net income	$17,955	22,942	$0.78	$3,275	20,200	$0.16

Effect of dilutive securities:
Stock options		642			176
Unvested restricted stock		229			172
Stock warrants		442			1,062

Diluted income available to common shareholders:
Net income	$17,955	24,255	$0.74	$3,275	21,610	$0.15

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options	1,599	2,159	1,563	2,180
Unvested restricted stock	255	419	249	451

7. Stock-Based Compensation

We maintain stock-based incentive plans under which stock options, restricted shares, and stock units may be granted to employees, non-employee directors, consultants and advisors. As of September 30, 2011, we had two active stock-based compensation plans.

We recognize expense for stock-based compensation based upon estimated grant date fair value. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the awards’ vesting term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within “Compensation” in the Consolidated Statements of Operations. None of the stock-based compensation was capitalized during the first nine months of 2011.

The fair value of options granted during the first nine months of 2011 and 2010 were based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2011, expected stock price volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted average assumptions:

	2011	2010
Risk free rate	2.00%	1.95%
Expected life	5 years	5 years
Volatility	78.0%	77.5%
Expected dividend	nil	nil

The following options and restricted shares were issued during the three months ended:

	2011		2010
	Options Issued	Restricted Shares Issued	Options Issued	Restricted Shares Issued
March 31,	222,500	83,189	—	68,621
June 30,	—	—	85,000	—
September 30,	—	10,000	160,000	—

The following table summarizes stock-based compensation expense (in thousands):

	10,000	10,000	10,000	10,000
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options	$467	$396	$1,363	$1,010
Restricted stock	280	232	842	695

	$747	$628	$2,205	$1,705

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of September 30, 2011 (in thousands):

		Remaining years
Stock options	$2,384	2.5
Restricted stock	1,238	1.8

	$3,622

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. Options for 345,206 shares were exercised during the nine months ended September 30, 2011.

8. Employee Benefit Plans

We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover vested salaried participants and retirees (“CLC Plan”) and certain other vested participants and retirees under a collective bargaining agreement (“TTWU Plan”). Retirement benefits for employees covered by the CLC Plan are based on years of service and compensation levels. The monthly benefit for employees under the TTWU Plan is based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. Both pension plans have been frozen since prior to January 1, 1998. There are no new participants and no future accruals of benefits from the time the plans were frozen.

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$44	$51	$132	$152
Interest cost	605	644	1,815	1,931
Amortization of prior service cost	23	23	70	70
Amortization of loss	294	300	882	900
Expected return on plan assets	(574)	(540)	(1,723)	(1,620)

Net periodic pension cost	$392	$478	$1,176	$1,433

We contributed $2.2 million to our pension plans during the nine months ended September 30, 2011. We expect to contribute an additional $0.6 million during the remainder of 2011.

Multi-employer pension plans

At September 30, 2011, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 2.6% of our total workforce, including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

In conjunction with our prior restructuring efforts, during the quarter ended September 30, 2010, we notified the trustees of three other pension plans of our intention to withdraw from these plans. Our withdrawal notifications were originally estimated to result in an aggregate withdrawal liability of approximately $2.0 million and we recorded a restructuring charge for this full amount in the third quarter of 2010. During the first nine months of 2011, we made aggregate payments of approximately $1.5 million to fully discharge the liabilities under these three pension plans and recorded a restructuring credit of $0.5 million.

We do not currently intend to withdraw from the remaining three multi-employer pension plans or take any actions that would subject us to payment of contingent obligations upon withdrawal. Based on information provided to us from the trustees of these plans, we estimate our portion of the contingent liability in the case of a full withdrawal or termination from these remaining plans to be approximately $62.0 million, of which the largest component relates to the Central States Southeast and Southwest Areas Pension Plan, which is estimated to be $58.0 million.

These defined benefit plans cover substantially all of our union employees not covered under the TTWU Plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multi-employer plans is not readily available.

9. Restructuring

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during the quarter ended June 30, 2008 and concluded at the end of 2010. The restructuring plan consisted of various actions including termination of approximately 380 non-driver positions, the consolidation, closure or affiliation of underperforming company terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters, and resulted in charges during 2008, 2009 and 2010 primarily related to our logistics segment. At September 30, 2011, $3.0 million was accrued related to the restructuring charges that are expected to be paid through 2017. This amount reflects a reduction of $0.5 million recorded in the second quarter of 2011, due to lower than anticipated costs to discharge our withdrawal liability from one multi-employer pension plan.

In the nine months ended September 30, 2011, we had the following activity in our restructuring accruals (in thousands):

	Balance at December 31, 2010	Additions	Payments	Reductions	Balance at September 30, 2011
Restructuring costs	$5,449	$—	$(1,958)	$(521)	$2,970

10. Segment Reporting

Reportable Segments

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•

Logistics, which consists primarily of (1) transportation of bulk chemicals, (2) delivery of fresh and disposal water for the energy market, and (3) equipment rental income, all primarily through our network of independent affiliates and

•	Intermodal, specifically Boasso’s International Organization for Standardization, or intermodal ISO tank container transportation and depot services.

Segment revenues and operating income include the allocation of fuel surcharge to the logistics and intermodal segments. The operating income reported in our segments excludes amounts reported in Other operating income, such as gains and losses on disposal of property and equipment, restructuring credit and costs, and corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

During the fourth quarter of 2010, we realigned and renamed our business segments to better reflect our current business and asset-light model due to the shift of our company-operated operations to independent affiliate operations. Our trucking segment was renamed Logistics and our Container Services segment was renamed Intermodal to better describe the services we perform.

Summarized segment data and a reconciliation to income (loss) before income taxes follows (in thousands):

	Three Months Ended September 30, 2011
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$126,034	$14,940	$140,974
Service revenue	17,287	10,851	28,138
Fuel surcharge	26,428	3,758	30,186

Total	169,749	29,549	199,298

Segment operating income	13,304	5,384	18,688
Depreciation & amortization	2,805	795	3,600
Other operating income	(145)	(53)	(198)

Total	10,644	4,642	15,286

Interest expense	5,586	1,510	7,096
Interest income	(117)	—	(117)
Other expense	1,377	275	1,652

Income before income taxes	$3,798	$2,857	$6,655

	Three Months Ended September 30, 2010
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$117,763	$14,913	$132,676
Service revenue	18,354	9,824	28,178
Fuel surcharge	18,779	2,315	21,094

Total	154,896	27,052	181,948

Segment operating income	11,573	4,906	16,479
Depreciation & amortization	3,186	743	3,929
Other operating expense	2,713	—	2,713

Total	5,674	4,163	9,837

Interest expense	7,220	1,514	8,734
Interest income	(158)	—	(158)
Other (income) expense	(286)	284	(2)

(Loss) Income before income taxes	$(1,102)	$2,365	$1,263

	Nine Months Ended September 30, 2011
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$350,956	$44,096	$395,052
Service revenue	50,950	31,568	82,518
Fuel surcharge	79,080	10,551	89,631

Total	480,986	86,215	567,201

Segment operating income	38,737	14,782	53,519
Depreciation & amortization	8,078	2,392	10,470
Other operating income	(1,346)	(23)	(1,369)

Total	32,005	12,413	44,418

Interest expense	17,677	4,541	22,218
Interest income	(434)	—	(434)
Other expense	2,640	791	3,431

Income before income taxes	$12,122	$7,081	$19,203

	Nine Months Ended September 30, 2010
	Logistics	Intermodal	Total
Operating Revenues:
Transportation	$338,323	$42,743	$381,066
Service revenue	52,333	27,224	79,557
Fuel surcharge	53,692	6,518	60,210

Total	444,348	76,485	520,833

Segment operating income	34,455	13,108	47,563
Depreciation & amortization	10,063	2,176	12,239
Other operating expense	5,559	21	5,580

Total	18,833	10,911	29,744

Interest expense	21,495	4,546	26,041
Interest income	(475)	—	(475)
Other (income) expense	(649)	873	224

(Loss) Income before income taxes	$(1,538)	$5,492	$3,954

Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three months ended September 30, 2011
	U. S.	International	Consolidated
Total operating revenues	$188,127	$11,171	$199,298
Operating income	13,399	1,887	15,286

	Three months ended September 30, 2010
	U. S.	International	Consolidated
Total operating revenues	$172,268	$9,680	$181,948
Operating income	8,467	1,370	9,837

	Nine months ended September 30, 2011
	U. S.	International	Consolidated
Total operating revenues	$532,231	$34,970	$567,201
Operating income	38,602	5,816	44,418

	Nine months ended September 30, 2010
	U. S.	International	Consolidated
Total operating revenues	$492,120	$28,713	$520,833
Operating income	26,209	3,535	29,744

	As of September 30, 2011
	U. S.	International	Consolidated
Long-term identifiable assets (1)	$111,915	$6,885	$118,800

	As of September 30, 2010
	U. S.	International	Consolidated
Long-term identifiable assets (1)	$111,112	$7,378	$118,490

	As of December 31, 2010
	U. S.	International	Consolidated
Long-term identifiable assets (1)	$106,148	$7,271	$113,419

(1)	Includes property and equipment.

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

For the three months ended September 30, 2011 the net change to our total unrecognized gross tax benefit was $0.3 million. The net change consisted of a new tax reserve for $0.1 million, the partial release of two previous reserves in the amount of $0.1 million due to the expiration of the statute of limitations, and a prior tax reserve was increased by $0.2 million. Our total unrecognized gross tax benefit as of September 30, 2011 was $1.8 million. This represents the total of our unrecognized tax benefits (not including interest and penalties).

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.6 million (net of federal tax benefit) accrued for interest and $0.2 million accrued for penalties at December 31, 2010. The total amount accrued for interest and penalties at September 30, 2011 was $0.7 million.

We are subject to the income tax jurisdictions of the U.S., Canada and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2006, to international examinations for years before 2006 and, with few exceptions, to state examinations before 2005.

The effective tax rates for the three months ended September 30, 2011 and 2010 were a tax provision of 7.0% and 66.7%, respectively. The effective tax rate for the nine months ended September 30, 2011 and 2010 were a tax provision of 6.5% and 17.2%, respectively. The Company continues to maintain a 100% valuation allowance against the balance of the net deferred tax asset in the current period.

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

13. Common Stock Offering

On February 9, 2011, we sold 2.0 million shares of our common stock in an underwritten public offering, at a gross price of $9.50 per share, and received net proceeds, after underwriting fees and expenses, of approximately $17.6 million. Certain affiliates of Apollo Management, L.P. also sold 2.6 million shares in the offering. Pursuant to the offering, we sent irrevocable redemption notices to holders of our 2013 PIK Notes to redeem $17.5 million of these notes at par, plus accrued and unpaid interest. This note redemption was completed on March 11, 2011.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of September 30, 2011 and December 31, 2010, we had reserves in the amount of $9.2 million and $10.9 million, respectively, for all environmental matters, of which the most significant are discussed below.

The balances presented include both long term and current environmental reserves. We expect the estimated environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified in our Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 26 sites. At 18 of the 26 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 2 of the 18 sites, we will be participating in the initial studies to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 3 of the 18 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated all future expenditures for these 18 multi-party environmental matters to be paid over the next five years to be in the range of $2.1 million to $3.8 million.

At 8 of the 26 sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Five of these projects relate to operations conducted by our subsidiary, CLC, and its subsidiaries prior to our acquisition of CLC in 1998. These five sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; and (5) Charleston, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures over the next five years for these eight properties to be in the range of $7.1 million to $16.7 million.

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

The groundwater treatment remedy negotiated with USEPA calls for a treatment facility for in-place treatment of groundwater contamination and a local discharge. Treatment facility construction was completed in early 2007. After various start-up issues, the treatment facility began initial operations in June 2010. The plant experienced issues with the treatment of vapor phase emissions and the operation was suspended in July 2010. After an engineering re-design process including an effective pilot treatability study, the plant was modified to address the treatment of the vapor phase emissions. The plant resumed operations in July 2011 and has completed the start-up phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA to continue until June 2012. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered a consent order with USEPA in 2010 to perform the remediation work, which will consist of in-place thermal treatment. This work is currently in the remedial design phase. However, additional site investigation work is required by USEPA. We have estimated expenditures over the next five years to be in the range of $4.4 million to $8.5 million.

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

Other Properties

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation on June 22, 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. We have completed a remedial investigation and a feasibility study. The State issued a record of decision in May 2006. The remedial design will be completed and submitted to the agency in the fourth quarter of 2011. The remedial action phase is expected to begin in 2012.

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

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at a truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. The state environmental authority has requested some additional sampling to close the site under the state’s voluntary clean-up program.

We have estimated aggregate future expenditures for Tonawanda, Scary Creek, ISRA and Charleston to be in the range of $1.8 million to $4.8 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

15. Guarantor Subsidiaries

At and during the nine months ended September 30, 2011, there were outstanding our 9.875% Second-Priority Senior Secured Notes due 2018 (the “2018 Notes”), which were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under the 2018 Notes are fully and unconditionally guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

The 2018 Notes are our subsidiaries’, QD LLC and QD Capital, senior obligations and are secured by a subordinated, second-priority lien on assets that secure our New ABL Facility through a collateral agreement that is separate from the indenture under which these notes were issued. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the New ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first-lien obligations. Decisions regarding the maintenance and release of the collateral secured by the collateral agreement are made by the lenders under our New ABL Facility and neither the indenture trustee nor the holders of the 2018 Notes have control of decisions regarding the release of the collateral. The 2018 Notes are also fully and unconditionally guaranteed, subject to certain customary release provisions on a second-priority senior secured basis, jointly and severally, by QDI, our other subsidiary guarantors, and certain of our future U.S. restricted subsidiaries.

The subsidiary guarantors of all of the 2018 Notes are all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries. No non-domestic subsidiaries are guarantor subsidiaries. QD Capital has no material assets or operations. QD LLC, all of its subsidiary guarantors and QD Capital are 100% owned by QDI.

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

QDI has no significant restrictions on its ability to receive funds from its subsidiaries. The New ABL Facility and the indentures governing our 2018 Notes contain certain limitations on QD LLC’s ability to make distributions to QDI. We do not consider these restrictions to be significant, because QDI is a holding company with no significant operations or assets, other than ownership of 100% of QD LLC’s membership units. QD LLC’s direct and indirect wholly owned subsidiaries are generally permitted to make distributions to QD LLC, which is the principal obligor under the New ABL Facility and the 2018 Notes.

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital, which has no assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at September 30, 2011 and December 31, 2010 and condensed consolidating statements of operations for the three and nine-month periods ended September 30, 2011 and 2010 and the condensed consolidating statements of cash flows for each of the nine-month periods ended September 30, 2011 and 2010.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Consolidating Statements of Operations

Three Months Ended September 30, 2011

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues:
Transportation	—	—	140,974	—	—	$140,974
Other service revenue	—	—	28,010	128	—	28,138
Fuel surcharge	—	—	30,186	—	—	30,186

Total operating revenues	—	—	199,170	128	—	199,298

Operating expenses:
Purchased transportation	—	—	142,023	—	—	142,023
Compensation	—	—	15,014	—	—	15,014
Fuel, supplies and maintenance	—	—	13,114	—	—	13,114
Depreciation and amortization	—	—	3,600	—	—	3,600
Selling and administrative	—	67	5,821	22	—	5,910
Insurance costs	—	—	3,311	5	—	3,316
Taxes and licenses	—	—	638	—	—	638
Communication and utilities	—	—	595	—	—	595
Loss on disposal of property and equipment	—	—	(198)	—	—	(198)

Operating (loss) income	—	(67)	15,252	101	—	15,286

Interest expense (income), non-related party, net	—	6,801	181	(3)	—	6,979
Interest (income) expense, related party, net	—	(6,797)	6,903	(106)	—	—
Write-off of debt issuance costs	—	1,395	—	—	—	1,395
Other expense	—	—	173	84	—	257

(Loss) Income before income taxes	—	(1,466)	7,995	126	—	6,655
Provision for income taxes	—	—	432	36	—	468
Equity in earnings of subsidiaries	6,187	7,653	—	—	(13,840)	—

Net income	$6,187	$6,187	$7,563	$90	$(13,840)	$6,187

Consolidating Statements of Operations

Three Months Ended September 30, 2010

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$132,676	$—	$—	$132,676
Service revenue	—	—	28,038	140	—	28,178
Fuel surcharge	—	—	21,094	—	—	21,094

Total operating revenues	—	—	181,808	140	—	181,948
Operating expenses:
Purchased transportation	—	—	126,272	—	—	126,272
Compensation	—	—	14,107	—	—	14,107
Fuel, supplies and maintenance	—	—	13,898	1	—	13,899
Depreciation and amortization	—	—	3,929	—	—	3,929
Selling and administrative	73	53	5,753	14	—	5,893
Insurance costs	—	—	3,805	5	—	3,810
Taxes and licenses	—	—	418	—	—	418
Communication and utilities	—	—	1,070	—	—	1,070
Loss on disposal of property and equipment	—	—	339	—	—	339
Restructuring costs	—	—	2,374	—	—	2,374

Operating (loss) income	(73)	(53)	9,843	120	—	9,837
Interest expense (income), non-related party, net	—	8,259	335	(18)	—	8,576
Interest expense (income), related party, net	37	(8,259)	8,340	(118)	—	—
Other expense	—	78	(8)	(72)	—	(2)

(Loss) income before income taxes	(110)	(131)	1,176	328	—	1,263
Provision for income taxes	—	—	698	144	—	842
Equity in earnings of subsidiaries	531	662	—	—	(1,193)	—

Net income	$421	$531	$478	$184	$(1,193)	$421

Consolidating Statements of Operations

Nine Months Ended September 30, 2011

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating revenues:
Transportation	$—	$—	$395,052	$—	$—	$395,052
Other service revenue	—	—	82,124	394	—	82,518
Fuel surcharge	—	—	89,631	—	—	89,631

Total operating revenues	—	—	566,807	394	—	567,201

Operating expenses:
Purchased transportation	—	—	400,437	—	—	400,437
Compensation	—	—	45,412	—	—	45,412
Fuel, supplies and maintenance	—	—	36,556	—	—	36,556
Depreciation and amortization	—	—	10,470	—	—	10,470
Selling and administrative	—	120	15,765	60		15,945
Insurance costs	—	—	11,525	16	—	11,541
Taxes and licenses	—	—	1,737	—	—	1,737
Communication and utilities	—	—	2,054	—	—	2,054
Loss on disposal of property and equipment	—	—	(848)	—	—	(848)
Restructuring costs	—	—	(521)	—	—	(521)

Operating (loss) income	—	(120)	44,220	318	—	44,418

Interest (income) expense, non-related party, net	(15)	21,078	727	(6)	—	21,784
Interest (income) expense, related party, net	—	(21,074)	21,384	(310)	—	—
Write-off of debt issuance costs	—	3,181	—	—	—	3,181
Other expense	—	2	205	43	—	250

Income (loss) before income taxes	15	(3,307)	21,904	591	—	19,203
Provision for (benefit from) income taxes	—	—	1,361	(113)	—	1,248
Equity in earnings of subsidiaries	17,940	21,247	—	—	(39,187)	—

Net income	$17,955	$17,940	$20,543	$704	$(39,187)	$17,955

Consolidating Statements of Operations

Nine Months Ended September 30, 2010

Unaudited - (In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$381,066	$—	$—	$381,066
Service revenue	—	—	79,109	448	—	79,557
Fuel surcharge	—	—	60,210	—	—	60,210

Total operating revenues	—	—	520,385	448	—	520,833

Operating expenses:
Purchased transportation	—	—	357,767	—	—	357,767
Compensation	—	—	42,979	—	—	42,979
Fuel, supplies and maintenance	—	—	40,720	1	—	40,721
Depreciation and amortization	—	—	12,239	—	—	12,239
Selling and administrative	73	147	14,823	77		15,120
Insurance costs	—	—	11,672	15	—	11,687
Taxes and licenses	—	—	1,688	—	—	1,688
Communication and utilities	—	—	3,308	—	—	3,308
Loss on disposal of property and equipment	—	—	991	—	—	991
Restructuring costs	—	—	4,589	—	—	4,589

Operating (loss) income	(73)	(147)	29,609	355	—	29,744
Interest expense (income), non-related party, net	—	24,475	1,138	(47)	—	25,566
Interest expense (income), related party, net	37	(24,475)	24,760	(322)	—	—
Other expense (income)	—	172	111	(59)	—	224

(Loss) income before income taxes	(110)	(319)	3,600	783	—	3,954
Provision for (benefit from) income taxes	—	—	1,193	(514)	—	679
Equity in earnings of subsidiaries	3,385	3,704	—	—	(7,089)	—

Net income	$3,275	$3,385	$2,407	$1,297	$(7,089)	$3,275

Consolidating Balance Sheet

September 30, 2011

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$2,722	$425	$—	$3,147
Accounts receivable, net	—	—	108,564	53	—	108,617
Prepaid expenses	—	44	6,167	—	—	6,211
Deferred tax asset, net	—	—	4,557	—	—	4,557
Other	215	—	4,264	(12)	—	4,467

Total current assets	215	44	126,274	466	—	126,999

Property and equipment, net	—	—	118,800	—	—	118,800
Goodwill	—	—	27,023	—	—	27,023
Intangibles, net	—	—	15,886	—	—	15,886
Investment in subsidiaries	(137,103)	373,788	18,968	—	(255,653)	—
Other assets	—	10,184	5,417	—	—	15,601

Total assets	$(136,888)	$384,016	$312,368	$466	$(255,653)	$304,309

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:

Current maturities of indebtedness	$—	$—	$4,295	$—	$—	$4,295
Current maturities of capital lease obligations	—	—	5,410	—	—	5,410
Accounts payable	—	—	9,197	(8)	—	9,189
Intercompany	(30,270)	234,651	(178,616)	(6,797)	(18,968)	—
Affiliates and independent owner-operators payable	—	—	22,367	—	—	22,367
Accrued expenses	266	9,503	18,831	10	—	28,610
Environmental liabilities	—	—	3,572	—	—	3,572
Accrued loss and damage claims	—	—	9,456	—	—	9,456

Total current liabilities	(30,004)	244,154	(105,488)	(6,795)	(18,968)	82,899

Long-term indebtedness, less current maturities	—	276,965	5,451	—	—	282,416
Capital lease obligations, less current maturities	—	—	4,200	—	—	4,200
Environmental liabilities	—	—	5,600	—	—	5,600
Accrued loss and damage claims	—	—	10,447	—	—	10,447
Other non-current liabilities	(1,007)	—	25,589	42	—	24,624

Total liabilities	(31,011)	521,119	(54,201)	(6,753)	(18,968)	410,186

Redeemable noncontrolling interest	—	—	—	—	—	—
Shareholders’ (deficit) equity:
Common Stock	392,844	354,963	390,760	4,833	(750,556)	392,844
Treasury stock	(1,606)	—	—	—	—	(1,606)
Accumulated (deficit) retained earnings	(284,019)	(279,442)	(482)	3,450	276,474	(284,019)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(25,190)	(24,718)	(23,709)	(1,009)	49,436	(25,190)
Stock purchase warrants	1,683	1,683	—	—	(1,683)	1,683

Total shareholders’ (deficit) equity	(105,877)	(137,103)	366,569	7,219	(236,685)	(105,877)

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$(136,888)	$384,016	$312,368	$466	$(255,653)	$304,309

Consolidating Balance Sheet

December 31, 2010

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$1,174	$579	$—	$1,753
Accounts receivable, net	—	—	80,791	104	—	80,895
Prepaid expenses	—	231	6,664	16	—	6,911
Deferred tax asset, net	—	—	3,848	—	—	3,848
Other	(192)	—	5,134	(51)	—	4,891

Total current assets	(192)	231	97,611	648	—	98,298
Property and equipment, net	—	—	113,419	—	—	113,419
Goodwill	—	—	27,023	—	—	27,023
Intangibles, net	—	—	16,924	—	—	16,924
Investment in subsidiaries	(156,047)	451,537	18,967	—	(314,457)	—
Other assets	—	9,110	6,561	—	—	15,671

Total assets	$(156,239)	$460,878	$280,505	$648	$(314,457)	$271,335

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	$—	$3,991	$—	$—	$3,991
Current maturities of capital lease obligations	—	—	4,572	—	—	4,572
Accounts payable	—	—	7,204	(4)	—	7,200
Intercompany	(8,853)	319,693	(285,803)	(6,070)	(18,967)	—
Affiliates and independent owner-operators payable	—	—	11,059	—	—	11,059
Accrued expenses	—	4,077	20,253	33	—	24,363
Environmental liabilities	—	—	3,687	—	—	3,687
Accrued loss and damage claims	—	—	8,471	—	—	8,471

Total current liabilities	(8,853)	323,770	(226,566)	(6,041)	(18,967)	63,343
Long-term indebtedness, less current maturities	—	293,155	7,336	—	—	300,491
Capital lease obligations, less current maturities	—	—	8,278	—	—	8,278
Environmental liabilities	—	—	7,255	—	—	7,255
Accrued loss and damage claims	—	—	10,454	—	—	10,454
Other non-current liabilities	(1,007)	—	26,841	226	—	26,060

Total liabilities	(9,860)	616,925	(166,402)	(5,815)	(18,967)	415,881
Redeemable noncontrolling interest in subsidiary	—	—	1,833	—	—	1,833
Shareholders’ (deficit) equity:
Common Stock	371,288	354,963	490,761	4,833	(850,557)	371,288
Treasury stock	(1,593)	—	—	—	—	(1,593)
Accumulated (deficit) retained earnings	(301,974)	(297,382)	(21,025)	2,745	315,662	(301,974)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(26,194)	(25,722)	(24,662)	(1,060)	51,444	(26,194)
Stock purchase warrants	1,683	1,683	—	—	(1,683)	1,683

Total shareholders’ (deficit) equity	(146,379)	(156,047)	445,074	6,463	(295,490)	(146,379)

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$(156,239)	$460,878	$280,505	$648	$(314,457)	$271,335

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2011

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$17,955	$17,940	$20,543	$704	$(39,187)	$17,955
Adjustments for non-cash charges	(15,735)	(37,073)	30,735	(310)	39,187	16,804
Net changes in assets and liabilities	(141)	4,539	(14,886)	963	—	(9,525)
Intercompany activity	(2,079)	14,594	(11,004)	(1,511)	—	—

Net cash provided by operating activities	—	—	25,388	(154)	—	25,234

Cash flows from investing activities:
Capital expenditures	—	—	(20,687)	—	—	(20,687)
Boasso purchase price adjustment	—	—	—	—	—	—
Proceeds from sale of tank wash assets	—	—	—	—	—	—
Proceeds from sales of property and equipment	—	—	7,292	—	—	7,292

Net cash used in investing activities	—	—	(13,395)	—	—	(13,395)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments on long-term debt and capital lease obligations	—	(33,378)	(7,097)	—	—	(40,475)
Proceeds from revolver	—	138,657	—	—	—	138,657
Payments on revolver	—	(123,657)	—	—	—	(123,657)
Financing costs	—	—	—	—	—	—
Deferred financing costs	—	(3,968)	—	—	—	(3,968)
Redemption of noncontrolling interest	—	—	(1,833)	—	—	(1,833)
Proceeds from equity offering, net of transaction costs	17,580	—	—	—	—	17,580
Proceeds from exercise of stock options	1,758	—	—	—	—	1,758
Other	—	—	1,492	—	—	1,492
Intercompany activity	(19,338)	22,346	(3,008)	—	—	—

Net cash used in financing activities	—	—	(10,446)	—	—	(10,446)

Effect of exchange rate changes on cash	—	—	1	—	—	1

Net increase (decrease) in cash and cash equivalents	—	—	1,548	(154)	—	1,394
Cash and cash equivalents, beginning of period	—	—	1,174	579	—	1,753

Cash and cash equivalents, end of period	$—	$—	$2,722	$425	$—	$3,147

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2010

Unaudited - (In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$3,275	$3,385	$2,407	$1,297	$(7,089)	3,275
Adjustments for non-cash charges	(1,607)	(22,406)	37,732	(322)	7,089	20,486
Net changes in assets and liabilities	66	3,439	(16,899)	991	—	(12,403)
Intercompany activity	(1,734)	15,582	(12,229)	(1,619)	—	—

Net cash provided by operating activities	—	—	11,011	347	—	11,358

Cash flows from investing activities:
Capital expenditures	—	—	(8,144)	—	—	(8,144)
Proceeds from sales of property and equipment	—	—	5,543	—	—	5,543

Net cash used in investing activities	—	—	(2,601)	—	—	(2,601)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(7,463)	—	—	(7,463)
Proceeds from revolver	—	43,300	—	—	—	43,300
Payments on revolver	—	(46,100)	—	—	—	(46,100)
Other	3	(280)	188	—	—	(89)
Intercompany activity	(3)	3,080	(3,077)	—	—	—

Net cash used in financing activities	—	—	(10,352)	—	—	(10,352)

Effect of exchange rate changes on cash	—	—	3	—	—	3

Net (decrease) increase in cash and cash equivalents	—	—	(1,939)	347	—	(1,592)
Cash and cash equivalents, beginning of period	—	—	3,531	2,102	—	5,633

Cash and cash equivalents, end of period	$—	$—	$1,592	$2,449	$—	$4,041

16. Subsequent Events

On November 1, 2011, Boasso acquired all of the outstanding stock of Greensville Transport Company (“Greensville”). The purchase price was $8.5 million, paid in cash, with an additional $0.5 million to be paid in cash, subject to Greensville meeting certain future operating performance criteria. Greensville is headquartered in Chesapeake, Virginia and is a leading provider of ISO tank container and depot services with access to ports in Virginia, Maryland and South Carolina. For its most recent fiscal year ended December 31, 2010, Greensville had revenues of approximately $8.0 million.

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America through our wholly owned subsidiary, QCI, and are also the largest provider of intermodal ISO tank container and depot services in North America through our wholly owned subsidiary, Boasso. We operate an asset-light business model and service customers across North America through our network of 29 independent affiliates, 96 trucking terminals (91 of which are operated by independent affiliates and 5 which are company-operated), 8 company-operated intermodal tank depot services terminals and 1 terminal servicing the energy markets which is operated by an independent affiliate.

Logistics

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists primarily of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We primarily coordinate the transport of a broad range of chemical products, primarily through our independent affiliate network, and provide our customers with logistics and other value-added services. We are a core carrier for many of the major companies engaged in chemical processing, including Arkema, Ashland, BASF, Dow, DuPont, ExxonMobil, Georgia-Pacific, Honeywell, PPG Industries, Procter & Gamble, Sunoco and Unilever, and we provide services to most of the top 100 chemical producers with North American operations. We believe the diversity of our customer base, geography and end-markets provides a competitive advantage.

In 2010, we initiated a growth strategy targeting the gas and oil frac shale energy market through our wholly owned subsidiaries, QC Energy Resources, Inc. and QC Energy Resources, LLC (“QCER”). We currently serve several customers and operate more than 100 units of energy equipment in this market. QCER recently won a multi-year contract with a major energy company to provide full logistics of their fresh and disposal water hauling needs in the Marcellus Shale region. The logistics revenues associated with this contract began in the third quarter of 2011 and are expected to provide significant revenue and growth prospects for the future. We believe this market has significant revenue potential and we may realize higher margins and better equipment utilization than we experience in our core chemical logistics business. In connection with our entry into this business, due to the attractive return profile associated with this business, we may operate a portion of the business through company-operated terminals, rather than through independent affiliates, which could affect the overall mix of our asset-light business.

Our transportation revenue (excluding intermodal) is principally a function of the volume of shipments by the bulk chemical industry, prices, the average number of miles driven per load, our market share and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many diverse industries and end-use markets, including consumer and industrial products, paints and coatings, paper and packaging, agriculture and food products, and tends to vary with changing economic conditions. Due to the nature of our customers’ business, our revenues are seasonal. Revenues generally decline during winter months, namely our first and fourth fiscal quarters and over holidays and rise during our second and third fiscal quarters. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months.

Beginning in the second quarter of 2011, transportation revenue includes revenue earned from hauling fresh and disposal water for the energy market. This revenue is principally a function of the volume of shipments, price per hour of service, and the allocation of shipments between us and other carriers under logistics contracts we manage. Similar to the shipment of bulk chemicals, we expect revenues to generally be lower during winter months, as drilling within certain shales that we service may be adversely affected by the severity of weather in various sections of the country during the winter months.

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

Intermodal

In our intermodal business (Boasso), we are the largest North American provider of ISO (International Organization for Standardization) tank container transportation and depot services, with eight terminals as of September 30, 2011, located in the eastern region of the United States. In addition to intermodal ISO tank transportation services, we provide tank cleaning, heating, testing, maintenance and storage services to customers. We provide local and over-the-road trucking primarily within proximity of the port cities where Boasso’s depots are located and also sell equipment that our customers use for portable alternative storage or office space.

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

Recent Significant Transactions

November 2011 Intermodal Acquisition

On November 1, 2011, Boasso acquired all of the outstanding stock of Greensville Transport Company (“Greensville”). The purchase price was $8.5 million, paid in cash, with an additional $0.5 million in cash to be paid, subject to Greensville meeting certain future operating performance criteria. Greensville is headquartered in Chesapeake, Virginia and is a leading provider of ISO tank container and depot services with access to ports in Virginia, Maryland and South Carolina. For its most recent fiscal year ended December 31, 2010, Greensville had revenues of approximately $8.0 million.

August 2011 ABL Facility Refinancing

On August 19, 2011, we entered into a credit agreement for a new senior secured asset-based revolving credit facility (the “New ABL Facility”). The New ABL Facility provides for a revolving credit facility with a maturity of five years and a maximum borrowing capacity of $250.0 million. The New ABL Facility includes a sublimit of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The New ABL Facility replaced our previous asset-based revolving credit facility entered into on December 18, 2007 and its related collateral arrangements and guarantees (the “Previous ABL Facility”).

February 2011 Common Stock Offering

On February 9, 2011, we sold 2.0 million shares of our common stock in an underwritten public offering, at a gross price of $9.50 per share, and received net proceeds, after underwriting fees and expenses, of approximately $17.6 million. Certain affiliates of Apollo also sold 2.6 million shares in the offering. Pursuant to the offering, we sent irrevocable redemption notices to holders of our 2013 PIK Notes to redeem $17.5 million of these notes at par, plus accrued and unpaid interest. This note redemption was completed on March 11, 2011.

November 2010 Senior Note Offering

On November 3, 2010, QD, LLC and QD Capital, completed an offering of $225.0 million in aggregate principal amount of 9.875% Second-Priority Senior Secured Notes due 2018 (the “2018 Notes”) at an issue price of 99.324% of par. Pursuant to the offering, we sent irrevocable redemption notices to holders of our 10% Senior Notes due 2013 (the “2013 Senior Notes”), Senior Floating Rate Notes due 2012 (the “2012 Notes”) and 11.75% Senior Subordinated PIK Notes due 2013 (the “2013 PIK Notes”). On November 15, 2010, we repaid at maturity the remaining 9% Senior Subordinated Notes due 2010 (the “9% Notes”). On December 3, 2010, net proceeds from the offering of the 2018 Notes were used to fully redeem or repay all of the outstanding 2013 Senior Notes and 2012 Notes, plus accrued and unpaid interest. We also utilized proceeds to redeem at par, plus accrued and unpaid interest, $47.5 million of the 2013 PIK Notes. The balance of the offering proceeds were used to pay down outstanding borrowings under our Previous ABL Facility.

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

The asset lives used are presented in the following table:

Average Lives (in years)
Buildings and improvements	10 - 25
Tractors and terminal equipment	5 - 7
Trailers	15 - 20
Energy market equipment	4 - 10
Furniture and fixtures	3 - 5
Other equipment	3 - 10

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

Goodwill and Intangible Assets – We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment arise, in accordance with FASB’s guidance on goodwill and other intangible assets. We evaluate goodwill for impairment by determining the fair value for each reporting unit to which our goodwill relates. At June 30, 2011, our intermodal segment was our only reporting unit that contained goodwill. Our intermodal segment contains goodwill and other identifiable intangible assets associated with our acquisition of Boasso in December 2007.

The methodology applied in the analysis performed at June 30, 2011 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2011.

We continue to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2011 and through the quarter ended September 30, 2011. There were no indications that a triggering event had occurred as of September 30, 2011. As of September 30, 2011, our intermodal segment had goodwill of $27.0 million. As of September 30, 2011, we had total intangibles of $15.9 million, of which $15.7 million was allocated to our intermodal segment and $0.2 million was allocated to our logistics segment.

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

At December 31, 2010, we had $97.2 million in federal net operating loss carryforwards, $0.6 million of off balance sheet net operating loss related to excess stock compensation deduction, $2.3 million in alternative minimum tax credit carryforwards and $3.4 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2030, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for 10 years.

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

Accrued loss and damage claims—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of September 30, 2011, we had $22.9 million in an outstanding letter of credit to our insurance administrator to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letter of credit. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Stock compensation plans—Stock compensation is determined by the assumptions required under the FASB guidance. The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant, and related compensation expense is recognized over time on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $2.2 million for the nine months ended September 30, 2011 and $1.7 million for the nine months ended September 30, 2010. As of September 30, 2011, there was approximately $3.6 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost generally varies from two to four years. For further discussion on stock-based compensation, see Note 7 to the consolidated financial statements included in Item 1 of this report.

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

Restructuring—We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We previously made estimates of the costs incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010. The restructuring consisted of various actions including termination of approximately 380 non-driver positions, the consolidation, closure and affiliation of underperforming company terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters and resulted in charges during 2008, 2009 and 2010, primarily related to our logistics segment. As of September 30, 2011, approximately $3.0 million was accrued related to the restructuring charges which are expected to be paid through 2017.

New Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies—New Accounting Pronouncements” to the consolidated financial statements included in Item 1 of this report for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

OPERATING REVENUES:
Transportation	70.7%	72.9%	69.6%	73.2%
Service revenue	14.2	15.5	14.6	15.2
Fuel surcharge	15.1	11.6	15.8	11.6

Total operating revenues	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Purchased transportation	71.3	69.4	70.6	68.7
Compensation	7.5	7.8	8.0	8.3
Fuel, supplies and maintenance	6.6	7.7	6.4	7.8
Depreciation and amortization	1.8	2.2	1.8	2.4
Selling and administrative	3.0	3.2	2.8	2.9
Insurance costs	1.7	2.1	2.0	2.2
Taxes and licenses	0.3	0.2	0.3	0.3
Communication and utilities	0.3	0.5	0.4	0.6
(Gain) loss on disposal of property and equipment	(0.1)	0.2	(0.1)	0.2
Restructuring costs (credit)	0.0	1.3	(0.1)	0.9

Total operating expenses	92.4	94.6	92.1	94.3

Operating income	7.6	5.4	7.9	5.7

Interest expense	3.6	4.8	3.9	5.0
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Write-off of debt issuance costs	0.7	0.0	0.6	0.0
Other expense	0.1	0.0	0.0	0.1

Income before income taxes	3.3	0.7	3.5	0.7
Provision for income taxes	0.2	0.5	0.2	0.1

Net income	3.1%	0.2%	3.3%	0.6%

The following table shows the approximate number of terminals, drivers, tractors, trailers and energy market equipment that we managed (including affiliates and independent owner-operators) as of September 30:

	2011	2010
Terminals	105	103
Drivers	2,779	2,839
Tractors	2,922	3,031
Trailers	5,342	6,127
Energy market equipment	114	—

As of September 30, our network terminals and facilities consisted of the following:

	Segment	2011 Terminals	2010 Terminals
QCI independent affiliate trucking terminals	Logistics	91	92
QCI company-operated trucking terminals	Logistics	5	3
QCER independent affiliate energy terminals	Logistics	1	—
Boasso container services terminals/depots	Intermodal	8	8

Total		105	103

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

For the quarter ended September 30, 2011, total revenues were $199.3 million, an increase of $17.4 million, or 9.5%, from revenues of $181.9 million for the same period in 2010. Transportation revenue increased $8.3 million, or 6.3%, primarily due to an increase in new energy market revenue of $18.3 million generated from our delivery of fresh and disposal water in the frac shale energy market, partially offset by a decrease in linehaul revenue of $10.0 million due to lower bulk chemical shipments. We expect transportation services to the energy market to be a significant contributor to our revenue growth. We believe that our bulk chemical volume during the quarter ended September 30, 2011 was adversely affected by a high level of driver turnover primarily driven by our implementation of electronic on-board recorders (“EOBRs”) in our logistics fleet. We expect to install EOBRs in substantially all of our fleet by the end of 2011 in order to improve efficiency and proactively address regulatory requirements that we expect in the future. We expect continued adverse impact to our volumes for the remainder of 2011 from this implementation.

Service revenue decreased less than $0.1 million, or 0.1%. This decrease was primarily due to a decrease in rental revenue of $1.4 million offset by an increase in our intermodal and depot revenues of $1.0 million and other revenue of $0.3 million.

Fuel surcharge revenue increased $9.1 million, or 43.1%, primarily due to the increase in fuel prices. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs may have a time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs is included in purchased transportation.

Purchased transportation expense increased $15.8 million, or 12.5%, due primarily to an increase of $17.1 million in costs related to servicing the energy market, offset by a decrease of $2.6 million in costs related to servicing the bulk chemical markets resulting from a reduction in revenue. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 83.0% for the current quarter versus 82.1% for the prior-year quarter. Our independent affiliates generated 93.1% of our transportation revenue and fuel surcharge revenue for the three months ended September 30, 2011 compared to 94.3% for the comparable prior-year period. We pay our independent affiliates a greater percentage of transportation revenues generated by them than is paid to independent owner-operators, so our purchased transportation costs will change as revenues generated by independent affiliates change as a percentage of total transportation revenue. During the quarters ended September 30, 2011 and 2010 for bulk chemical transport, we paid our independent affiliates approximately 85% of transportation revenue while we typically paid independent owner-operators approximately 65% of transportation revenue. Hauling for the energy market is performed by independent affiliates and other independent third-party carriers. In this market, we typically pay between 85% to 95% of the transportation revenue depending upon whether the independent affiliate or a third-party carrier does the hauling.

Compensation expense increased $0.9 million, or 6.4%, primarily due to an increase in health care claims.

Fuel, supplies and maintenance expense decreased $0.8 million, or 5.6%, due to lower repairs and maintenance expense of $0.9 million and lower equipment rent expense of $0.4 million, partially offset by an increase in fuel costs of $0.5 million. Lower repairs and maintenance expense resulted from aggressive reduction of aged or underutilized specialty equipment over the last 12 months.

Depreciation and amortization expense decreased $0.3 million, or 8.4%, due to reduced levels of idle or underutilized revenue equipment.

Selling and administrative expense increased less than $0.1 million, or 0.3%, due to an increase in intermodal and depot costs of $0.3 million and an increase in costs associated with our implementation of EOBRs of $0.2 million offset by a decrease in professional fees of $0.4 million.

Insurance costs decreased $0.5 million, or 13.0%, primarily due to a reduction in the severity of the claims that occurred in the third quarter of 2011. As a percentage of revenue, insurance costs remain within or below our target range of 2.0% to 3.0%.

We recognized a gain on disposal of revenue equipment of $0.2 million for the quarter ended September 30, 2011 as compared to a loss on disposal of assets of $0.3 million in the comparable prior-year period from the sale and disposal of equipment.

In the third quarter of 2010, we incurred restructuring costs of $2.4 million resulting from a restructuring plan which began in 2008 and concluded in 2010. These costs consisted primarily of $2.0 million for an estimated withdrawal liability from three multi-employer pension plans, as well as an additional $0.4 million of other expenses related to exit activities.

For the quarter ended September 30, 2011, operating income totaled $15.3 million, an increase of $5.4 million, or 55.4%, compared to $9.8 million for the same period in 2010. Our operating margin for the quarter ended September 30, 2011, was 7.7% compared to 5.4% for the same period in 2010.

Interest expense decreased $1.6 million, or 18.8%, in the quarter ended September 30, 2011 compared to the same period in 2010, primarily due to redemptions of our higher cost 2013 PIK Notes in 2010 and 2011 and lower interest rates on our 2018 Notes following our debt refinancing in the fourth quarter of 2010. We expect our interest expense to continue to be lower than in 2010 for the remainder of 2011 unless the principal balance of our indebtedness increases.

For the quarter ended September 30, 2011, we wrote off $1.4 million of unamortized debt issuance costs and other bank fees of which $1.1 million related to the refinancing of our Previous ABL Facility and $0.3 million resulted from the redemption of our remaining 2013 PIK Notes in July 2011. We had no such debt issuance cost write-off during the 2010 period.

The provision for income taxes was $0.5 million for the quarter ended September 30, 2011 compared to a tax provision of $0.8 million for the same period in 2010. The effective tax rates for the three months ended September 30, 2011 and 2010 were 7.0% and 66.7%, respectively. The change in the effective tax rates is primarily due to an increase in income before taxes partially offset by a decrease in permanent tax adjustments.

For the quarter ended September 30, 2011, our net income was $6.2 million compared to net income of $0.4 million for the same period in 2010 as a result of the reasons outlined above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

For the nine months ended September 30, 2011, total revenues were $567.2 million, an increase of $46.4 million, or 8.9%, from revenues of $520.8 million for the same period in 2010. Transportation revenue increased $14.0 million, or 3.7%, primarily due to an increase in new energy market revenue of $20.3 million generated from our delivery of fresh and disposal water in the frac shale energy market offset by a decrease in linehaul revenue of $6.3 million due to a decrease in bulk chemical shipments. We expect transportation services to the frac shale energy market to be a significant contributor to our revenue growth. We believe that our bulk chemical volume during the year ended September 30, 2011 was adversely affected by a high level of driver turnover primarily driven by our implementation of EOBRs in our fleet. We expect to install EOBRs in substantially all of our fleet by the end of 2011 in order to improve efficiency and proactively address regulatory requirements that we expect in the future. This could adversely impact our volumes for the remainder of 2011.

Service revenue increased $3.0 million, or 3.7%. This increase was primarily due to an increase in intermodal and depot revenues of $4.4 million and other revenue of $0.8 million offset by a decrease in rental revenue of $2.2 million.

Fuel surcharge revenue increased $29.4 million, or 48.9%, due to the increase in fuel prices. We have fuel surcharge programs in place with the majority of our customers. These programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs may have a time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased $42.7 million, or 11.9%, due to an increase of $19.3 million in costs related to servicing the bulk chemical markets resulting from an increase in independent affiliates and linehaul revenue, and an $18.8 million increase for costs related to servicing the energy market. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 82.6% for the current nine months versus 81.1% for the prior-year nine months due primarily to the conversion of certain company-operated terminals to independent affiliate terminals. Our independent affiliates generated 93.9% of our transportation revenue and fuel surcharge revenue for the nine months ended September 30, 2011 compared to 93.5% for the comparable prior-year period. Hauling for the energy market is performed by independent affiliates and other independent third-party carriers. In this market, we typically pay between 85% to 95% of the transportation revenue depending upon whether the independent affiliate or a third-party carrier does the hauling.

Compensation expense increased $2.4 million, or 5.7%, due to an increase in health care claims of $1.6 million and an increase in intermodal and depot costs of $0.8 million.

Fuel, supplies and maintenance decreased $4.2 million, or 10.2%, due to lower repairs and maintenance expense of $2.9 million and lower equipment rent expense of $2.5 million, partially offset by an increase in fuel costs of $1.2 million. Lower repairs and maintenance expense resulted from aggressive reduction of aged or underutilized specialty equipment over the last 12 months.

Depreciation and amortization expense decreased $1.8 million, or 14.5%, due to a decrease in depreciation from sales of revenue equipment.

Selling and administrative expenses increased by $0.8 million, or 5.5%, due to an increase in our intermodal and depot costs of $0.7 million, increase in costs associated with our implementation of EOBRs of $0.5 million and an increase in professional fees of $0.4 million, partially offset by a decrease in building rent expense of $0.8 million.

Insurance expense decreased $0.1 million, or 1.2%, compared to the same period last year due to a reduction in the number and severity of claims.

We recognized a gain on disposal of assets of $0.8 million for the nine months ended September 30, 2011 as compared to a loss of $1.0 million in the comparable prior-year period from the sale and disposal of equipment.

In the nine months ended 2011, we recognized a restructuring credit of $0.5 million resulting from a reduction of a liability for the withdrawal from a multi-employer pension plan which was fully paid in the second quarter of 2011. In the nine months ended 2010, we incurred restructuring costs of $4.6 million resulting from a restructuring plan which began in 2008 and concluded in 2010. For the nine months ended September 30, 2010, these costs consisted primarily of $2.0 million for an estimated withdrawal liability from three multi-employer pension plans, as well as an additional $2.6 million of other expenses related to exit activities.

For the nine months ended September 30, 2011, operating income totaled $44.4 million, an increase of $14.7 million or 49.3%, compared to operating income of $29.7 million for the same period in 2010. The operating margin for the nine months ended September 30, 2011, was 7.8% compared to 5.7% for the same period in 2010 as a result of the above-mentioned items.

Interest expense decreased by $3.8 million, or 14.7%, in the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to redemptions of our higher cost 2013 PIK Notes in 2010 and 2011 and lower interest rates on our 2018 Notes following our debt refinancing in the fourth quarter of 2010. We expect our interest expense to continue to be lower than in 2010 for the remainder of 2011 unless the principal balance of our indebtedness increases.

In the nine months ended 2011, we wrote off $3.2 million of unamortized debt issuance costs and other bank fees of which $2.1 million resulted from the redemptions of our remaining 2013 PIK Notes in January 2011, March 2011 and July 2011 and $1.1 million related to the refinancing of our Previous ABL Facility. We had no such debt issuance cost write-off during the 2010 period.

The provision for income taxes was $1.2 million for the nine months ended September 30, 2011 compared to a provision for income taxes of $0.7 million for the same period in 2010. The effective tax rates for the nine months ended September 30, 2011 and 2010 were 6.5% and 17.2%, respectively.

For the nine months ended September 30, 2011, our net income was $18.0 million, compared to net income of $3.3 million for the same period last year as a result of the reasons outlined above.

Segment Operating Results

We have two reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•

Logistics, which consists primarily of (1) transportation of bulk chemicals, (2) delivery of fresh and disposal water for the energy market, and (3) equipment rentals income, all primarily through our network of independent affiliates; and

•	Intermodal, specifically Boasso’s intermodal ISO tank container transportation and depot services.

Segment revenues and operating income include the allocation of fuel surcharge to the logistics and intermodal segments. The operating income reported in our segments excludes amounts such as gains and losses on disposal of property and equipment, restructuring credit and costs, and corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment operating results are as follows (in thousands):

	Three Months Ended September 30, 2011
	Logistics	Intermodal	Total

Operating Revenues:
Transportation	$126,034	$14,940	$140,974
Service revenue	17,287	10,851	28,138
Fuel surcharge	26,428	3,758	30,186

Total operating revenues	$169,749	$29,549	$199,298

Segment revenue % of total revenue	85.2%	14.8%	100.0%
Segment operating income	$13,304	$5,384	$18,688

	Three Months Ended September 30, 2010
	Logistics	Intermodal	Total

Operating Revenues:
Transportation	$117,763	$14,913	$132,676
Service revenue	18,354	9,824	28,178
Fuel surcharge	18,779	2,315	21,094

Total operating revenues	$154,896	$27,052	$181,948

Segment revenue % of total revenue	85.1%	14.9%	100.0%
Segment operating income	$11,573	$4,906	$16,479

	2011 vs 2010	Logistics	Intermodal	Total
Segment revenues	$ change	14,853	2,497	17,350
	% change	9.6%	9.2%	9.5%
Segment operating income	$ change	1,731	478	2,209
	% change	15.0%	9.7%	13.4%

	Nine Months Ended September 30, 2011
	Logistics	Intermodal	Total

Operating Revenues:
Transportation	$350,956	$44,096	$395,052
Service revenue	50,950	31,568	82,518
Fuel surcharge	79,080	10,551	89,631

Total operating revenues	$480,986	$86,215	$567,201

Segment revenue % of total revenue	84.8%	15.2%	100.0%
Segment operating income	$38,737	$14,782	$53,519

	Nine Months Ended September 30, 2010
	Logistics	Intermodal	Total

Operating Revenues:
Transportation	$338,323	$42,743	$381,066
Service revenue	52,333	27,224	79,557
Fuel surcharge	53,692	6,518	60,210

Total operating revenues	$444,348	$76,485	$520,833

Segment revenue % of total revenue	85.3%	14.7%	100.0%
Segment operating income	$34,455	$13,108	$47,563

	2011 vs 2010	Logistics	Intermodal	Total
Segment revenues	$ change	36,638	9,730	46,368
	% change	8.2%	12.7%	8.9%
Segment operating income	$ change	4,282	1,674	5,956
	% change	12.4%	12.8%	12.5%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010 - Segment Results

Operating revenue:

Logistics – revenues increased $14.9 million, or 9.6%, for the quarter ended September 30, 2011 compared to the same period for 2010 due to an increase of $8.3 million in transportation revenue of which $18.3 million resulted from an increase in revenue from our entry into the energy market, partially offset by a decrease of $10.0 million in revenue from the bulk chemical market. In addition, we had an increase of $7.7 million of fuel surcharge revenue which was partially offset by a decrease of $1.1 million in service revenue.

Intermodal – revenues increased $2.5 million, or 9.2%, for the quarter ended September 30, 2011 compared to the same period for 2010 due to an increase of $1.4 million in fuel surcharge and an increase of $1.1 million in intermodal transportation and depot revenue.

Operating income:

Logistics – operating income increased $1.7 million, or 15.0%, for the quarter ended September 30, 2011 compared to the same period for 2010 primarily due to cost reductions and incremental profitability on energy market revenues.

Intermodal – operating income increased $0.5 million, or 9.7%, for the quarter ended September 30, 2011 compared to the same period for 2010 due to increased demand from existing customers offset by incremental costs to support the increase in revenue.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 - Segment Results

Operating revenue:

Logistics – revenues increased $36.6 million, or 8.2%, for the nine months ended September 30, 2011 compared to the same period for 2010 due to an increase of $25.4 million of fuel surcharge revenue. Transportation revenue increased by $12.6 million of which $20.3 million resulted from an increase in revenue from our entry into the energy market, partially offset by a decrease of $7.7 million in revenue from the bulk chemical business. In addition, service revenue decreased by $1.4 million.

Intermodal – revenues increased $9.7 million, or 12.7%, for the nine months ended September 30, 2011 compared to the same period for 2010 due to an increase of $5.7 million in intermodal transportation and depot revenue and an increase of $4.0 million in fuel surcharge.

Operating income:

Logistics – operating income increased $4.3 million or 12.4%, for the nine months ended September 30, 2011 compared to the same period for 2010 primarily due to cost reductions and incremental profitability on energy market revenues.

Intermodal – operating income increased $1.7 million, or 12.8%, for the nine months ended September 30, 2011 compared to the same period for 2010 due to increased demand from existing customers, partially offset by incremental costs to support the increase in revenue.

Segment Realignment

During the fourth quarter of 2010, we realigned and renamed our business segments to better reflect our current business and asset-light model due to the shift of our company-operated operations to independent affiliate operations. Our trucking segment was renamed “Logistics” and our Container Services segment was renamed “Intermodal” to better describe the services we perform.

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

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For the nine months ended September 30, 2011, capital expenditures were $20.7 million and proceeds from sales of property and equipment were $7.3 million. Capital expenditures for the nine months ended September 30, 2011 include $9.3 million for certain equipment purchased to support our operations within the transportation services sector of the frac shale energy market. We generally expect our capital expenditures, net of proceeds from property and equipment sales, to be approximately 1% of operating revenues annually. However, in the near-term, our projected capital outlays will rise as we organically build our base of energy market revenues. We currently expect net capital expenditures for 2011 to be approximately $18.0 million of which approximately $11.4 million is for equipment required for transportation services for the frac shale energy market. Manufacturing lead times for energy market equipment are expected to result in higher capital expenditure levels in our fourth quarter of 2011, and we expect these assets will begin generating revenue in early 2012. Some of our independent affiliates who are engaged with us in the energy market may at times purchase some portion of this equipment from us. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses, or other factors.

Debt service consists of principal and interest payments on the outstanding balance of our New ABL Facility as well as our outstanding notes. As of September 30, 2011, our 2018 Notes comprise substantially all of our note indebtedness. We have no major debt maturities prior to August 2016, when our New ABL Facility matures. During the 2010 and 2011 periods, note indebtedness was comprised primarily of our 2018 Notes and our 2013 PIK Notes, though the aggregate principal balance and composition of notes changed. We issued all $225.0 million aggregate principal amount of the 2018 Notes at 99.324% of par in the fourth quarter of 2010, and redeemed $47.5 million of our 2013 PIK Notes, discharged other notes and paid down a portion of our outstanding borrowings under the Previous ABL Facility. We repurchased $2.5 million and redeemed $10.0 million of our 2013 PIK Notes in December 2010 and January 2011, respectively. We redeemed $17.5 million of our 2013 PIK Notes with the proceeds from the offering of our common stock in March 2011. We redeemed the remaining $5.8 million of our 2013 PIK Notes in July 2011.

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

Our primary sources of liquidity for operations during the 2011 and 2010 periods have been cash flow from operations and borrowing availability under the New ABL Facility and Previous ABL Facility. At September 30, 2011, we had $106.3 million of borrowing availability under the New ABL Facility. We expect borrowing availability to decrease in the fourth quarter of 2011 due to debt service requirements and the Greensville stock purchase. We believe that, based on current operations and anticipated growth, our cash flow from operations, together with other available sources of liquidity will be sufficient to fund anticipated capital expenditures, operating expenses and our other anticipated liquidity needs for the next twelve months. Anticipated debt maturities in 2016, the acquisition of another business or other events that we do not foresee may require us to seek alternative financing, such as restructuring or refinancing our long-term debt, selling assets or operations or selling additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under any of our debt agreements and we default on our obligations, our debt could be accelerated and our assets might not be sufficient to repay in full all of our obligations.

Cash Flows

The following summarizes our cash flows for the nine months ended September 30, 2011 and 2010 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Nine months ended September 30,
	2011	2010
Net cash provided by operating activities	$25,234	$11,358
Net cash used in investing activities	(13,395)	(2,601)
Net cash used in financing activities	(10,446)	(10,352)
Effect of exchange rate changes on cash	1	3

Net increase (decrease) in cash and cash equivalents	1,394	(1,592)
Cash and cash equivalents at beginning of period	1,753	5,633

Cash and cash equivalents at end of period	$3,147	$4,041

Net cash provided by operating activities was $25.2 million for the nine-month period ended September 30, 2011 compared to $11.4 million provided by in the comparable 2010 period. The $13.8 million increase in cash provided by operating activities was due to improved net income. In addition, we had an increase in independent affiliates and independent owner-operator payables offset by an increase in accounts receivable, both due to our entry into the energy market in the third quarter of 2011. Our restructuring and cost reduction efforts in 2010 and reductions in our trailer fleet over the last twelve months have enabled us to generate stronger operating cash in 2011.

Net cash used in investing activities totaled $13.4 million for the nine-month period ended September 30, 2011 compared to $2.6 million used in the comparable 2010 period. The $10.8 million increase in cash used in investing activities was due to an increase in capital expenditures to support our entry into the frac shale energy market partially offset by an increase in proceeds from the sale of equipment in the 2011 period.

Net cash used in financing activities was $10.4 million during the nine-month period ended September 30, 2011, compared to $10.4 million used in financing activities in the comparable 2010 period. In the 2011 period, net cash received from our equity offering of approximately $17.6 million, increased net borrowings of $15.0 million under our New and Previous ABL Facilities, and proceeds from the exercise of stock options of $1.8 million were utilized to redeem $27.5 million in principal amount of our 2013 PIK Notes, to pay down other debt and capital lease obligations, to pay for fees related to our New ABL Facility of $3.2 million and to redeem for $1.8 million the preferred shares of our subsidiary, CLC, which we previously reflected on our balance sheet as redeemable noncontrolling interest. In the 2010 period, cash was primarily utilized to repay $2.8 million under our Previous ABL Facility, pay a large insurance claim, issue a loan to a new independent affiliate, and pay down debt and capital lease obligations totaling $7.5 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at September 30, 2011 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2011	Years 2012 & 2013	Years 2014 & 2015	Year 2016 and after
Operating leases (1)	$33,806	$2,754	$16,268	$8,726	$6,058
Total indebtedness (2)	288,246	1,113	6,507	1,860	278,766
Capital leases	9,610	1,014	7,892	704	—
Interest on indebtedness (3)	172,906	6,570	51,159	50,222	64,955

Total	$504,568	$11,451	$81,826	$61,512	$349,779

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.
(2)	Includes aggregate unamortized discount of $1.5 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of September 30, 2011 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of September 30, 2011 will remain in effect until maturity.

Other Liabilities and Obligations

As of September 30, 2011, we had $9.2 million of environmental liabilities, $16.7 million of pension plan obligations and $19.9 million of insurance claim obligations. The timing of the cash payments for environmental liabilities and insurance claims fluctuates from quarter to quarter. We expect to incur additional environmental costs in the future for environmental studies and remediation efforts that we will be required to undertake related to legacy CLC sites.

As of September 30, 2011, we had $29.4 million in outstanding letters of credit that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to ensure that we pay required claims. The letter of credit issued to our insurance administrator had a maximum draw amount of $22.9 million as of September 30, 2011. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $6.5 million of outstanding letters of credit as of September 30, 2011 relates to various other obligations.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Capital lease obligations	$9,610	$12,850
New ABL Facility	53,500	—
Previous ABL Facility	—	38,500
11.75% Senior Subordinated PIK Notes, due 2013	—	33,184
9.875% Second-Priority Senior Secured Notes, due 2018	225,000	225,000
Other Notes	9,746	11,327

Long-term debt, including current maturities	297,856	320,861
Discount on Notes	(1,535)	(3,529)

	296,321	317,332
Less current maturities of long-term debt (including capital lease obligations)	(9,705)	(8,563)

Long-term debt, less current maturities (including capital lease obligations)	$286,616	$308,769

Debt Retirement

The following is a schedule of our indebtedness at September 30, 2011 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2011	2012	2013	2014	2015 and after	Total
Capital lease obligations	$1,014	5,090	$2,802	704	$—	$9,610
New ABL Facility	—	—	—	—	53,500	53,500
9.875% Second-Priority Senior Secured Notes, due 2018 (1)	—	—	—	—	225,000	225,000
Other Notes	1,113	3,829	2,678	994	1,132	9,746

Total	$2,127	$8,919	$5,480	$1,698	$279,632	$297,856

(1)	Amounts do not include the remaining aggregated unamortized original issue discount of $1.5 million.

The following is a schedule of our debt issuance costs (in thousands):

	2010	Write-off of Debt Issuance Costs	Additional Debt Issuance Costs	Transfer Related to Refinancing	2011 amortization expense	2011
New ABL Facility	$—	$—	$3,192	$1,288	$(74)	$4,406
Previous ABL Facility	3,015	(917)	—	(1,288)	(810)	—
11.75% Senior Subordinated PIK Notes, due 2013	410	(386)	—	—	(24)	—
9.875% Second-Priority Senior Secured Notes, due 2018	5,685	—	776	—	(683)	5,778

Total	$9,110	$(1,303)	$3,968	$—	$(1,591)	$10,184

Amortization expense of deferred issuance costs was $1.6 million and $2.1 million for the nine months ending September 30, 2011 and 2010, respectively. We are amortizing these costs over the term of the debt instruments.

The New ABL Facility

On August 19, 2011, we entered into the New ABL Facility. The New ABL Facility provides for a revolving credit facility with a maturity of five years and a maximum borrowing capacity of $250.0 million. The New ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The New ABL Facility replaced the Previous ABL Facility. The proceeds of the New ABL Facility were used to repay all outstanding indebtedness under our Previous ABL Facility, and to pay related fees and expenses. The New ABL Facility is available for general corporate purposes, including permitted acquisitions. At September 30, 2011, we had $106.3 million of borrowing availability under the New ABL Facility.

Borrowings under the New ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The initial applicable margin through September 30, 2011 was 1.25% for base rate borrowings and 2.25% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the New ABL Facility. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the New ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the New ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding loans under the New ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the New ABL Facility at September 30, 2011 was 2.8%.

The borrowing base for the New ABL Facility consists of eligible accounts receivable, inventory, tractor and trailer equipment, real property and certain other equipment.

We recorded $4.5 million in new debt issuance costs relating to the New ABL Facility, of which $3.2 million related to the new issuance and $1.3 million related to unamortized debt issuance costs of the Previous ABL Facility. We are amortizing the debt issuance costs over the remaining term of the New ABL Facility.

The Previous ABL Facility

Our Previous ABL Facility consisted of a current asset tranche in the amount of $205.0 million and a fixed asset tranche in the amount of $20.0 million. The Previous ABL Facility included a sublimit of up to $150.0 million to issue letters of credit and was available for working capital needs and general corporate purposes, including permitted acquisitions.

The interest rate under the current asset tranche was based, at our option, on either the administrative agent’s base rate plus 1.00% or on the Eurodollar LIBOR rate plus an applicable margin. The administrative agent’s base rate was equal to the greater of the federal funds overnight rate plus 0.50% or the prime rate. The interest rate under the fixed asset tranche was based, at our option, on either the administrative agent’s base rate plus 1.25% or on LIBOR plus an applicable margin. The applicable margin under either tranche was subject to increases or reductions based upon the amounts available for borrowing. The interest rate on the Previous ABL Facility at September 30, 2010 was 2.3%.

We incurred $6.9 million in debt issuance costs relating to the Previous ABL Facility. Upon the refinancing of the Previous ABL Facility with the New ABL Facility, we wrote off $0.9 million of unamortized debt issuance costs and the remaining unamortized debt issuance costs of $1.3 million were allocated to the New ABL Facility.

The refinancing of the Previous ABL Facility in August 2011 described above was partially treated as a debt modification and partially as a debt extinguishment in accordance with applicable FASB guidance.

9.875% Second-Priority Senior Secured Notes Due 2018

On November 3, 2010 we issued $225.0 million aggregate principal amount of the 2018 Notes. With the proceeds of the issuance of the 2018 Notes, we repaid at maturity our 9% Notes, fully redeemed our 2012 Notes and our 2013 Senior Notes, redeemed $47.5 million of our 2013 PIK Notes, and paid down a portion of our outstanding borrowings under the Previous ABL Facility.

Interest on the 2018 Notes is payable at a rate of 9.875% per annum, semiannually on May 1 and November 1 of each year. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the New ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first-lien obligations.

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

11.75% Senior Subordinated PIK Notes Due 2013

On October 15, 2009, we issued $80.7 million aggregate principal amount of the 2013 PIK Notes. The payment obligations of QD LLC and QD Capital under the 2013 PIK Notes were guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2013 PIK Notes were unsecured senior subordinated obligations of QD LLC and QD Capital. Interest was payable on the 2013 PIK Notes at 11.75% per annum, payable 9% in cash and 2.75% in the form of additional 2013 PIK Notes.

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

We recorded $1.5 million in debt issuance costs related to the 2013 PIK Notes, of which $0.5 million of unamortized debt issuance costs related to the 9% Notes and $1.0 million were related to the new issuance. In addition, we recorded $6.7 million in note issuance discount due to warrants issued concurrently with the issuance of the 2013 PIK Notes. The amount represented the fair market value of the warrants at time of issuance. In conjunction with the December 3, 2010 redemption and the December 10, 2010 and December 20, 2010 repurchases, we wrote off $7.4 million of unamortized debt issuance costs and unamortized original issue discount in the fourth quarter of 2010. In conjunction with the January 20, 2011 and March 11, 2011 redemptions, we wrote off $1.8 million of unamortized debt issuance costs and unamortized original issue costs in the first quarter of 2011. In conjunction with the July 20, 2011 final redemption, we wrote off the remaining $0.3 million of unamortized debt issuance costs and unamortized original issue costs in the third quarter of 2011.

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

Collateral, Guarantees and Covenants

The New ABL Facility contains a fixed charge coverage ratio which only needs to be met if borrowing availability is less than $20.0 million or $25.0 million, depending upon the size of our borrowing base. The New ABL Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness; prepay other indebtedness, including the 2018 Notes; pay dividends and distributions or repurchase QDI’s capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, including the 2018 Notes; change our business; and enter into agreements that restrict dividends from QD LLC’s subsidiaries. The New ABL Facility also contains certain customary affirmative covenants and events of default.

The indenture governing the 2018 Notes contains covenants that restrict, subject to certain exceptions, our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of QDI’s common stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. The indenture also provide certain customary events of default, which, if any of them occurs, may result in the principal, interest and any other monetary obligations on the then outstanding 2018 Notes becoming payable immediately.

The payment obligations under the New ABL Facility are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the New ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first lien obligations. We believe that we were in compliance with the covenants under the ABL Facility and the 2018 Notes at September 30, 2011.

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

The New ABL Facility and the indentures governing the 2018 Notes contain certain limitations on QD LLC’s ability to make distributions to QDI. We do not consider these restrictions to be significant, because QDI is a holding company with no significant operations or assets, other than ownership of 100% of QD LLC’s membership units. QD LLC’s direct and indirect wholly owned subsidiaries are generally permitted to make distributions to QD LLC, which is the principal obligor under the New ABL Facility and the 2018 Notes.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Reports on Form 10-Q. These factors include:

•

the effect of local and national economic, credit and capital market conditions on the economy in general, and on the particular industries in which we operate, including excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements;

•	our substantial leverage, our ability to make required payments and restrictions contained in our debt arrangements;

•	competition and rate fluctuations;

•	our reliance on independent affiliates and independent owner-operators;

•	the loss of or material reduction in the services to one or more of our major customers;

•	our liability as a self-insurer to the extent of our deductibles as well as changing conditions and pricing in the insurance marketplace;

•	increased unionization, which could increase our operating costs or constrain operating flexibility;

•	changes in the future, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry;

•	our ability to comply with current and future environmental regulations and the increasing costs relating to environmental compliance;

•	potential disruption at U.S. ports of entry;

•	diesel fuel prices and our ability to recover costs through fuel surcharges;

•	our ability to attract and retain qualified drivers;

•	terrorist attacks and the cost of complying with existing and future anti-terrorism security measures;

•	our dependence on senior management;

•	the potential loss of our ability to use net operating losses to offset future income;

•	potential future impairment charges;

•	the interests of our largest shareholder, which may conflict with your interests;

•	our ability to successfully identify acquisition opportunities, consummate such acquisitions and integrate acquired businesses;

•	our ability to execute plans to profitably operate in the transportation business within the frac shale and oil drilling industry;

•	our success in entering new markets;

•	adverse weather conditions;

•	the impact of our restructuring on our operations and costs;

•	changes in health insurance benefit regulations;

•	our liability for our proportionate share of unfunded vested benefit liabilities in the event of our withdrawal from any of our multi-employer pension plans; and

•	changes in planned or actual capital expenditures due to operating needs, changes in regulation, covenants in our debt arrangements and other expenses, including interest expenses.

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

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the nine months ended September 30, 2011, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the New ABL Facility. With regard to the New ABL Facility, at QD LLC’s option, the initial applicable margin for borrowings at September 30, 2011 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the New ABL Facility over the life of the New ABL Facility. The base rate under the New ABL Facility is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30 day LIBOR plus 1.00%.

	Balance at September 30, 2011 ($ in 000s)	Interest Rate at September 30, 2011	Effect of 1% Increase ($ in 000s)
New ABL Facility	$53,500	2.80%	$535

At September 30, 2011, a 1% point increase in the current per annum interest rate would result in $0.5 million of additional interest expense during the next twelve months. The foregoing calculation assumes an instantaneous 1% point increase in the rates under the New ABL Facility and that the principal amount is the amount outstanding as of September 30, 2011. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our option to elect the lower of three different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 6.2% of our consolidated revenue for the nine months ended September 30, 2011 and 5.5% of our consolidated revenue for the nine months ended September 30, 2010. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the nine months ended September 30, 2011 were positively impacted by a $2.0 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first nine months of 2011 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.3 million for the nine months ended September 30, 2011, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at September 30, 2011, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the nine months ended September  30, 2011 and 2010, a majority of fuel costs were covered through fuel surcharges.

ITEM 4 — Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is also subject to the following risk:

New markets such as transportation services to the frac shale energy industry have risks with which we have limited experience, and we may not be able to operate profitably in these markets and may lose our investment.

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

As we expand our business into this new market, we may face increased risks due to the cyclical nature of the energy industry. Depending on the market prices of oil and gas, customers in that industry may delay and decrease their capital and development expenditures, reducing the demand for our transportation services. Such market volatility may lead to fluctuations in results of operations from quarter to quarter.

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

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 — Defaults Upon Senior Securities

None.

ITEM  4 — [Removed and Reserved.]

ITEM 5 — Other Information

None.

ITEM 6 — Exhibits

Exhibit No.	Description

10.1	Credit Agreement, dated as of August 19, 2011, among Quality Distribution, Inc., Quality Distribution, LLC, the other loan parties party thereto, Bank of America, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and the lenders party thereto. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 22, 2011.

10.2	Guarantee and Collateral Agreement, dated as of August 19, 2011, among Quality Distribution, Inc., Quality Distribution, LLC, the Company’s subsidiaries party thereto, and Bank of America, N.A., as administrative agent and collateral agent. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 22, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

November 4, 2011	/S/ GARY R. ENZOR
GARY R. ENZOR,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

November 4, 2011	/S/ JOSEPH J. TROY
JOSEPH J. TROY,
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)