Form 10-K
period 2011-12-31
QUALITY DISTRIBUTION INC
filed 2012-03-05
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐    Non-accelerated filer  ☐    Accelerated filer  ☒ (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2011 was $196.7 million (based on the closing sale price of $13.02 per share).

As of March 1, 2012, the registrant had 24,432,486 outstanding shares of Common Stock, no par value, outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

INTRODUCTION

In this Annual Report on Form 10-K, unless the context otherwise indicates, (i) the terms the “Company,” “our Company”, “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) the term “QD Capital” refers to our wholly owned subsidiary, QD Capital Corporation, a Delaware corporation, (iv) the term “QCI” refers to our wholly owned subsidiary, Quality Carriers, Inc., an Illinois corporation, (v) the term “Boasso” refers to our wholly owned subsidiary, Boasso America Corporation, a Louisiana corporation, (vi) the term “Greensville” refers to Boasso’s wholly owned subsidiary, Greensville Transport Company, a Virginia corporation (vi) the term “QCER” refers collectively to our wholly owned subsidiaries, QC Energy Resources, Inc., a Delaware corporation and QC Energy Resources, LLC, a Delaware limited liability company, (viii) the term “CLC” refers to our wholly owned subsidiary, Chemical Leaman Corporation, a Pennsylvania corporation and (viiii) the term “QSI” refers to our wholly owned subsidiary, Quala Systems, Inc., a Delaware corporation.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item -1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

•

the effect of local, national and international economic, credit and capital market conditions on the economy in general, and on the particular industries in which we operate, including excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements;

•	our substantial leverage and our ability to make required payments and restrictions contained in our debt arrangements;

•	competition and rate fluctuations;

•	our reliance on independent affiliates and independent owner-operators;

•	the loss of or material reduction in the services to one or more of our major customers;

•	our liability as a self-insurer to the extent of our deductibles as well as changing conditions and pricing in the insurance marketplace;

•	increased unionization, which could increase our operating costs or constrain operating flexibility;

•

changes in the future, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry generally or in the particular segments in which we operate;

•	our ability to comply with current and future environmental regulations and the increasing costs relating to environmental compliance;

•	potential disruption at U.S. ports of entry;

•	diesel fuel prices and our ability to recover costs through fuel surcharges;

•	our ability to attract and retain qualified drivers;

•	terrorist attacks and the cost of complying with existing and future anti-terrorism security measures;

•	our dependence on senior management;

•	the potential loss of our ability to use net operating losses to offset future income;

•	potential future impairment charges;

•	the interests of our largest shareholder, which may conflict with your interests;

•	our ability to successfully identify acquisition opportunities, consummate such acquisitions and integrate acquired businesses;

•	our ability to execute plans to profitably operate in the transportation business within the energy logistics market;

•	our success in entering new markets;

•	adverse weather conditions;

•	changes in health insurance benefit regulations;

•	our liability for our proportionate share of unfunded vested benefit liabilities in the event of our withdrawal from any of our multi-employer pension plans; and

•	changes in planned or actual capital expenditures due to operating needs, changes in regulation, covenants in our debt arrangements and other expenses, including interest expenses.

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

Overview

We operate the largest chemical bulk tank truck network in North America through our wholly owned subsidiary, QCI, and are also the largest provider of intermodal ISO tank container and depot services in North America through our wholly owned subsidiary, Boasso, which also includes Greensville. In 2011, we entered the gas and oil frac shale energy markets, providing logistics services to these markets through our wholly owned subsidiaries, QCER. We operate an asset-light business model and service customers across North America through our network of 29 independent affiliates, 95 terminals servicing the chemical markets (89 of which are operated by independent affiliates and 6 which are company-operated), 9 company-operated tank depot services terminals serving the intermodal market, and 2 terminals servicing the energy markets, which are operated by independent affiliates.

Financial Reporting Segments

In connection with our entry into the gas and oil frac shale energy market in 2011, a new segment for financial reporting purposes was identified during the fourth quarter of 2011, to better distinguish logistics services to the energy markets from logistics services to the chemical markets based upon how these businesses are managed. Our previous logistics segment was renamed Chemical Logistics.

We have three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network of 29 independent affiliates, and equipment rental income;

•	Energy Logistics, which consists primarily of the transportation of fresh water, disposal water and oil for the energy logistics markets, primarily through 2 independent affiliates; and

•

Intermodal, which consists solely of Boasso and Greensville’s International Organization for Standardization or intermodal ISO tank container transportation and depot services supporting the international movement of bulk liquids.

Chemical Logistics

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We primarily coordinate the transport of a broad range of chemical products, primarily through our independent affiliate network, and provide our customers with logistics and other value-added services. We are a core carrier for many of the major companies engaged in chemical processing including Arclin, Arkema, Ashland, BASF, Dow, DuPont, ExxonMobil, Georgia-Pacific, Honeywell, PPG Industries, Procter & Gamble, Sunoco and Unilever, and we provide services to most of the top 100 chemical producers with North American operations. We believe the diversity of our customer base, geography and end-markets provides a competitive advantage.

We believe the specialized nature of the bulk tank truck industry, including specifically-licensed drivers, specialized equipment and more stringent safety requirements, create barriers to entry which limit the more drastic swings in supply experienced by the broader trucking industry. Additionally, it is common practice in the bulk tank truck industry for customers to pay fuel surcharges, which helps enable recovery of fuel price increases from customers.

Our transportation revenue (excluding Energy Logistics and Intermodal) is principally a function of the volume of shipments by the bulk chemical industry, prices, the average number of miles driven per load, our market share and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many diverse industries and end-use markets, including consumer and industrial products, paints and coatings, paper and packaging, agriculture and food products, and tends to vary with changing economic conditions. Due to the nature of our customers’ business, our revenues are seasonal. Revenues generally decline during winter months, namely our first and fourth fiscal quarters and over holidays and rise during our second and third fiscal quarters. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months. During periods of heavy snow, ice or rain, our managed trucks and equipment may not be able to move between locations, thereby reducing our ability to provide services and generate revenues.

Energy Logistics

Beginning in the second quarter of fiscal 2011, transportation revenue includes revenue earned from hauling fresh and disposal water for the energy market and in the fourth quarter of 2011 we began hauling oil. This revenue is principally a function of the volume of shipments, price per hour of service, and the allocation of shipments between us and other carriers under logistics contracts we manage. Similar to the shipment of bulk chemicals, we expect revenues to generally be lower during the winter months, as drilling within certain shales that we service may be adversely affected by the severity of weather in various sections of the country.

Intermodal

Our wholly owned subsidiary, Boasso, which also includes Greensville since November 1, 2011, is the largest North American provider of intermodal ISO tank container transportation and depot services, with nine terminals located in the eastern half of the United States. In addition to intermodal tank transportation services, Boasso and Greensville provide tank cleaning, heating, testing, maintenance and storage services to customers. Boasso and Greensville provide local and over-the-road trucking primarily within the proximity of the port cities where their depots are located. Boasso also sells equipment that its customers use for portable alternative storage or office space.

Demand for intermodal ISO tank containers is impacted by the aggregate volume of imports and exports of chemicals through United States ports. Boasso and Greensville’s revenues are accordingly impacted by this import/export volume, in particular by the number and volume of shipments through ports at which Boasso and Greensville have terminals, as well as their market share. Economic conditions and differences among the laws and currencies of foreign nations may also impact the volume of shipments.

Additional financial information about each of these segments is presented in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Further information about each of our segments, and our business as a whole, is presented below.

Our History

QDI was formed in 1994 as a holding company known as MTL, Inc. In 1998, we acquired CLC, thereby combining two of the then-leading bulk service providers, Montgomery Tank Lines and Chemical Leaman Tank Lines. In 1999, QDI changed its name from “MTL, Inc.” to “Quality Distribution, Inc.” On November 13, 2003, QDI consummated the initial public offering of its common stock. Boasso became our wholly owned subsidiary in December 2007, when we acquired all of its outstanding capital stock from a third party. Greensville became Boasso’s wholly owned subsidiary in November 2011, when we acquired all of its outstanding capital stock from a third party.

Our Industries

Chemical Logistics (formerly Logistics)

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We estimate, based on industry sources, that the highly fragmented North American for-hire segment of the bulk transport market generated revenues of approximately $5.9 billion in 2010. We specifically operate in the for-hire chemical and food grade bulk transport market (which we estimated at $4.0 billion in 2010). We believe we have the leading market share (estimated at 15% in 2010) in this sector based on revenues. Through our independent affiliate network, we operate the largest for-hire chemical bulk tank truck network in North America comprising terminals, tractors and trailers. We believe managing a larger carrier network facilitates customer service and lane density, and provides a more favorable cost structure for us and our independent affiliates. As such, we believe we are well-positioned to expand our business by increasing our market share.

The chemical bulk tank truck industry growth is generally dependent on volume growth in the industrial chemical industry, the rate at which chemical companies outsource their transportation needs, the overall capacity of the rail system, and, in particular, the extent to which chemical companies make use of the rail system for their bulk chemical transportation needs. We believe the most significant factors relevant to our future business growth in our core business are the ability to obtain additional business from existing customers, add new customers, increase the utilization of our trailer fleet and add and retain qualified drivers.

The chemical bulk tank industry is characterized by high barriers to entry such as the time and cost required to develop the operational infrastructure necessary to handle sensitive chemical cargo, the financial and managerial resources required to recruit and train drivers, substantial and increasingly more stringent industry regulatory requirements, strong customer relationships and the significant capital investments required to build a fleet of equipment and establish a network of terminals and independent affiliates.

Energy Logistics

In 2010, we initiated a growth strategy targeting the gas and oil frac shale energy market through our wholly owned subsidiaries, QCER. We currently serve several customers and operate approximately 200 units of energy equipment in this market. In our third quarter of 2011, QCER won a multi-year contract with a major energy company to provide full logistics of their fresh and disposal water hauling needs in the Marcellus shale region of Pennsylvania. The logistics revenues associated with this contract began in the third quarter of 2011 and are expected to provide significant revenue and growth prospects for the future. In our fourth quarter of 2011, we began hauling oil in the Eagle Ford shale region of Texas which we expect to provide revenue and growth prospects for the future as well. We believe the energy market has significant revenue potential and we may realize higher margins and better equipment utilization than we experience in our chemical logistics business. In connection with our entry into this business, due to its attractive return profile, we may operate a portion of the business through company-operated terminals, rather than through independent affiliates, which could affect the overall mix of our asset-light business.

Intermodal

We estimate that the North American intermodal ISO tank container transportation and depot services market generated revenues of approximately $225.0 million in 2010, and we believe Boasso (including Greensville) has the leading market share. The intermodal ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products.

The proliferation of global import/export of bulk liquid chemicals has driven the movement of basic manufacturing out of the United States and has resulted in an increase in chemical plant infrastructure to service these off-shore industries. Driven by this globalization, the intermodal ISO tank container market is a growing sector of the overall liquid bulk chemical transportation sector. Furthermore, chemical manufacturers have sought to efficiently transport their products by utilizing ISO tank containers. The resulting demand for distributors that can offer a broad range of services within the supply chain will drive future growth in this sector. We believe that our intermodal business will benefit from these trends because of its market leadership, experience and track record.

Competition

The tank truck business is competitive and fragmented. In our chemical logistics segment, we compete primarily with other tank truck carriers and dedicated private fleets in various states within the United States and Canada. Competition from for-hire carriers is composed of fewer than ten large carriers, most of which have other businesses that do not compete with ours, and more than 200 smaller, primarily regional carriers. With respect to certain aspects of our business, we also compete with intermodal transportation and railroads. Intermodal transportation has increased in recent years. Competition for the bulk tank truck services is based primarily on rates and service. We believe that we enjoy significant competitive advantages over other tank truck carriers because of our market share, overall fleet size, variable cost structure, strength of our independent affiliates and our national terminal network.

Our intermodal business competes primarily with other national, regional and local tank truck carriers and dedicated private fleets as well as local and regional dry container transporters. Competition in our intermodal ISO tank container services business depends on which competitors have facilities that are proximate to the ports serviced by Boasso. Among competitors for a port location, competition is based primarily on rates and service.

Our Competitive Strengths

We believe the following competitive strengths will enable us to sustain our market leadership and continue to grow our business:

Largest Tank Truck Network in a Fragmented Industry

We operate the largest tank truck network in North America with a 15% share of the highly fragmented $4.0 billion for-hire chemical and food grade bulk transport market, in each case estimated by us based on figures contained in Bulk Transporter’s Tank Truck Carrier 2010 Annual Gross Revenue Report. We believe our unique large nationwide network covers all major North American chemical shippers and enables us to serve customers with both international and national requirements better than our competitors, the majority of which are regionally focused. Our size allows us, our independent affiliates and our independent owner-operators to benefit from economies of scale in the purchasing of supplies and services, including fuel, tires and insurance coverage. Additionally, we believe the breadth of our network provides us with a competitive advantage as we continue to pursue the gas and oil frac shale energy market, which is currently primarily served by numerous small carriers.

Asset-Light Business Model

Our extensive use of independent affiliates and independent owner-operators results in a highly variable cost structure with relatively minimal net capital investment requirements. We generally expect sustaining capital expenditures for our chemical logistics and intermodal businesses, net of proceeds from property and equipment sales, to be approximately 1% of operating revenues annually, compared to the industry average of more than 10% for truckload carrier companies. This model also contributes to the stability of our cash flow and margins and increases our return on invested capital. The independent affiliates are responsible for capital investments and most of the operating expenses related to the business they service, including the capital costs related to purchasing and maintaining tractors. Typically, independent affiliates purchase or lease tractors for their business directly from the manufacturers and lease trailers from us. Independent owner-operators are independent contractors who supply one or more tractors and drivers for our own or our independent affiliates’ use. As with independent affiliates, independent owner-operators are responsible for most of the operating expenses related to the business they service, including costs related to the acquisition and maintenance of tractors. With our entry into the energy markets, we expect our capital expenditure outlays for our energy logistics business to rise as we organically build our equipment and other resources for this business.

We prefer to own trailers as they provide us with a stable source of lease income, as well as access to attractive capital through our asset based loan facility (the “New ABL Facility”). Through proper maintenance, we are typically able to extend the useful lives of trailers used in our chemical logistics business beyond the expected 20 year life, leading to operational flexibility and lower maintenance capital expenditure requirements.

Core Carrier to Blue Chip Chemical Companies

We provide services to most of the top 100 chemical producers with North American operations, including many Fortune 500 companies and other major companies engaged in chemical processing. Our key customers include Arclin, Arkema, Ashland, BASF, Dow, DuPont, ExxonMobil, Georgia-Pacific, Honeywell, PPG Industries, Procter & Gamble, Sunoco and Uniliver. In 2011, 2010 and 2009, our top 10 customers in our chemical logistics business accounted for approximately 35.6%, 35.8% and 32.4%, respectively, of our chemical logistics revenue. No single customer accounted for more than 6.0% of our chemical logistics revenue in 2011. Our ability to maintain these business relationships reflects our service performance and commitment to safety and reliability. We have established long-term customer relationships with these clients, which help us attract and retain experienced independent affiliate terminal operators and drivers. Our team of national account vice presidents and directors have decades of experience in our industry, which we believe enables them to provide practical solutions to complex customer issues.

Exposure to High Growth International Markets

Through our intermodal business, we have significant exposure to high growth international markets. Boasso and Greensville, collectively are the leading providers of intermodal ISO tank container over-the-road transportation and depot services in North America. The intermodal tank container transportation market has experienced significant growth recently as international chemical trade has increased and chemical manufacturers move towards greater utilization of intermodal tanks and standardized intermodal tank containers to efficiently transport their products around the world via sea, land and air. Our intermodal tank container depots, which provide transportation, cleaning, heating, testing, maintenance and storage services, are located at or near ports in New Orleans, LA; Houston, TX; Newark, NJ; Charleston, SC; Chicago, IL; Detroit, MI; Savannah, GA; Jacksonville, FL; and Norfolk, VA. Since we acquired Boasso in 2007, their revenues have increased at a compound annual growth rate of approximately 12%. Greensville was acquired in November 2011.

Diverse Product End-Markets

We serve customers in a number of different industries, whose products reach a diverse group of end-markets. Many of our customers’ major end-markets, such as refining and water treatment, energy, ink and agriculture typically have volumes that we believe are not highly correlated with economic cycles. In addition, our recent affiliate additions in the energy market have expanded our presence into the natural gas and oil industries. We believe the diversity of our customer base, geography and end-markets provides a competitive advantage.

Stable Pricing Environment

We believe pricing in the bulk tank truck industry tends to be more stable than pricing in the overall trucking industry. We believe the specialized nature of the bulk tank truck industry, including specifically licensed drivers, specialized equipment and more stringent safety requirements, create barriers to entry which limit the more drastic swings in supply experienced by the broader trucking industry. Additionally, it is common practice in the bulk tank truck industry for customers to pay fuel surcharges, which enables trucking companies to recover fuel price increases from customers.

Safe and Efficient Operations

We have a strong emphasis on safety in our operations and have a relentless focus on improving productivity and efficiency. Since 2007, we have reduced our Department of Transportation (“DOT”) accident rating from 0.7 to 0.5, which is below the national average of 0.7 in 2011. This proactive approach to safety has resulted in financial benefits by enabling us to reduce our insurance deductibles from $5 million to $2 million and obtain letter of credit reductions of $24.2 million in the past few years. In addition, our insurance costs have decreased from $23.9 million in 2007 to $14.0 million in 2011. Given the nature of the cargo we haul, which requires a high degree of careful handling, we believe that our strong focus on safety creates a competitive advantage for us. We believe we are well positioned to comply with the recent implementation of the Federal Motor Carrier Safety Administration’s (the “FMCSA”) Comprehensive Safety Analysis 2010 (“CSA”) program, which imposes additional safety standards on the industry. For example, we completed the installation of electronic on-board recorders (“EOBRs”) in substantially all of our U.S. chemical logistics fleet in 2011 even though this is not currently required by regulation.

Strong Management Team with a Track Record of Success

Our management team, led by our Chief Executive Officer, Gary Enzor, successfully navigated our business through the economic slowdown by implementing cost savings measures and by leading the transition to an affiliate-based network, among other initiatives. As a result, we believe we are well positioned to benefit from an economic recovery. Mr. Enzor, as well as our President and Chief Operating Officer, Steve Attwood, our Executive Vice President and Chief Financial Officer, Joe Troy, and other senior managers have significant managerial, operational and financial experience and have implemented various operational initiatives to improve productivity. Our management team has demonstrated its ability to acquire and integrate assets, as well as divest non-core businesses, as evidenced by the acquisition of Boasso in December 2007, the divestiture of the QSI tank wash business in October 2009 and the acquisition of Greensville in November 2011. Over the last 18 months, our management team has successfully refinanced our debt, reduced leverage and raised equity capital, leading to a stronger financial position for the company.

Our Growth Strategy

Building on the competitive strengths mentioned above, we plan to grow our revenue and increase cash flow and profitability as follows:

Pursue Attractive Growth Opportunities

Penetrate Energy Market

In 2010, we launched an initiative to identify complementary markets to enhance organic growth in our logistics business. Specifically, in the fourth quarter of 2010, we began marketing transportation services to the frac shale natural gas and oil drilling industry. This addressable market is extensive and growing at a faster rate than our core chemical logistics business. We seek to build a sizable share as this logistics market is currently served primarily by small under-resourced carriers. In addition to growth potential, expected returns in the energy logistics market are very compelling with higher margins and better equipment utilization than we generally experience in our core chemical logistics business. In the second quarter of 2011, we began hauling fresh water to drill sites for customers in the Marcellus Shale region of Pennsylvania, and in the third quarter of 2011, we won a multi-year contract with a major energy company to provide full logistics of their fresh and disposal water hauling needs in the Marcellus shale region. The logistics revenues associated with this contract began in the third quarter of 2011 and are expected to provide significant revenue and growth prospects in the future. In the fourth quarter of 2011, we began hauling oil for a customer in the Eagle Ford Shale region of Texas and we are in discussions with other energy companies in the Eagle Ford region and Bakken shale region of North Dakota. We are optimistic that this new market can be a significant contributor to our 2012 revenue growth.

Grow Business with Blue Chip Customers

We plan to leverage our strong existing relationships with the major chemical shippers to increase our market share of these customers’ volumes. For example, in the past few years, due to our strong commitment to customer service, we have been the sole source provider for one major chemical shipper and have grown revenue from $1 million in 2004 to $18 million in 2011. In addition, we increased our revenue with another major chemical distributor from $3 million in 2004 to $22 million in 2011 by leveraging our national network, solutions approach and customer service. Through our dedicated sales force, we maintain an active and robust pipeline of potential opportunities to grow our business. We believe our business model allows our existing infrastructure to absorb significant additional volume without the need for major capital expenditures in our chemical logistics business.

Expand Through Acquisitions and New Independent Affiliations

We have strong organizational competence which we believe will allow us to identify and evaluate potential opportunities to acquire assets and businesses and increase our independent affiliate network. We believe we can make selective, highly accretive add-on acquisitions on an opportunistic basis to supplement our existing core business. For example, in 2007, we acquired Boasso, the largest North American provider of ISO intermodal tank container transportation and depot services. In November 2011, we acquired Greensville, a leading provider of ISO intermodal tank container transportation and depot services with access to ports in Virginia, Maryland and South Carolina. In addition to acquiring companies, we are able to grow externally by bringing new independent affiliates into our network. We believe that the various services we provide to our independent affiliates, including working capital, back office and sales support, technology support, insurance and cash flow management and regulatory compliance oversight, make our platform attractive for our independent affiliates. For example, in 2010, we added a dry bulk carrier primarily servicing the east coast markets, to our affiliate network and in the fourth quarter of 2011, we added a new carrier to haul oil in the Eagle Ford shale region. We continually evaluate potential future acquisitions, some of which may be material.

Enhance Independent Affiliate Trucking Operations

We have focused over the last three years and continue to focus on a less capital-intensive business model based on our 29 independent affiliates. We believe this business model reduces certain fixed costs and provide a more flexible, variable cost structure for us. In 2008 and 2009, we transitioned the majority of our company-operated chemical logistics terminals to independent affiliates. We also moved one-third of our sales representatives to the independent affiliates to better cover key regional accounts. As a result of these actions and the sale of our tank wash business in 2009, we generated approximately 95%, 95% and 77% of our chemical logistics transportation revenue in the years ended December 31, 2011, 2010 and 2009, respectively, from independent affiliates. We believe that the greater proportion of operating revenue derived from independent affiliate operations in 2011 and 2010 is likely to be indicative of the proportion of operating revenue derived from independent affiliate operations in the future. At the same time, due to our ownership of the customer contracts and relationships, presence of non-compete agreements with the independent affiliates, and our ownership of the trailers, our relationships with the independent affiliates tend to be long-term in nature, with minimal turnover. We also monitor volume performance of each independent affiliate on a regular basis to ensure operating performance is in line with management’s expectations. We work proactively with our affiliates to take corrective action or render assistance where appropriate and have certain contractual mechanisms in place to remedy sustained underperformance. We believe our selected independent affiliates are also generally well-financed and have the capacity to increase their revenue base while maintaining a high level of customer service.

Focus on Driver Recruitment and Retention

We are committed to being a driver-focused company that provides both technical support and personal respect to these professionals. We believe we offer competitive compensation at a premium compared to most commercial driving opportunities. With an average haul length of 300 miles, our drivers are also generally home more frequently. Our driver organization contains field-based recruiters who augment the friendly, small business environment provided by our business model. In 2011, we implemented EOBRs within our U.S. chemical logistics network fleet prior to regulatory requirements to which we believe all major carriers will be subject in the future. While this initiative has temporarily increased driver turnover and adversely impacted our revenue during 2011, we believe that as the overall economy improves, our historical ability to attract qualified drivers could prove to be a significant competitive advantage to us.

Increase Trailer Utilization

At December 31, 2011, we owned or leased approximately 3,700 trailers, the majority of which we lease or sublease to independent affiliates. Trailer leasing is a key component of our business model. Through proper maintenance, we are typically able to extend the useful lives of trailers beyond the expected 20 year life, leading to operational flexibility and lower maintenance capital expenditure requirements. Our independent affiliates have significant contractual limitations on their ability to lease or purchase trailers from sources other than us, helping to ensure their continued utilization. Based on our current trailer fleet, we believe we have the ability to continue to capture additional chemical logistics business volume with minimal capital expenditures. To increase our trailer utilization, we also actively pursue opportunities to lease our trailers to third parties other than our independent affiliates. The operating leverage inherent in our business model allows a significant portion of any incremental revenue generated through increased trailer utilization to flow through to our operating income.

Independent Owner-Operators

We and our independent affiliates extensively utilize independent owner-operators. Independent owner-operators are independent contractors who, through contracts with our operating subsidiaries, supply one or more tractors and drivers for our subsidiaries or independent affiliate use. Independent owner-operators’ contracts generally are terminable by either party upon short notice.

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

Employees and Independent Owner-Operators

At December 31, 2011, we utilized 2,741 drivers of which 2,239 were utilized in our chemical logistics segment, 158 were utilized in our energy logistics segment and 344 were utilized in our intermodal segment. Of this total, 1,194 were independent owner-operators, 1,325 were independent affiliate drivers, and 222 were company employee drivers. Our energy logistics business also utilizes other third party carriers.

Company Personnel

At December 31, 2011, we employed 851 personnel. Of this total, 442 were employed in our intermodal segment, 395 were employed in our chemical logistics segment and 14 were employed in our energy logistics segment.

We provide our employees with health, dental, vision, life, and other insurance coverage subject to certain premium sharing and deductible provisions.

Union Labor

At December 31, 2011, we had 132 employees and our independent affiliates had 7 employees who were members of the International Brotherhood of Teamsters. All 139 employees are utilized in our chemical logistics segment.

Tractors and Trailers

As of December 31, 2011, we managed a fleet of approximately 2,900 tractors and 5,500 trailers utilized by either us, our independent affiliates, independent owner-operators, or shippers. The majority of our trailers are single compartment, chemical-hauling trailers. The balance of the fleet is made up of multi-compartment trailers, dry bulk trailers, and special use energy equipment. The chemical transport units typically have a capacity between 5,000 and 7,800 gallons and are designed to meet DOT specifications for transporting hazardous materials. Each trailer is designed for a useful service life of 15 to 20 years, though this can be extended through upgrades and modifications. Each tractor is designed for a useful life of five to seven years, though this can be extended through upgrades and modifications. Our energy market equipment utilized for transporting fresh water and disposal water, typically has a capacity between 4,600 and 5,500 gallons and typically have a useful service life of 4 to 15 years. Our energy market equipment utilized for hauling oil, typically has a capacity between 8,000 and 10,000 gallons, is designed to meet DOT specifications, and typically has a useful service life of 10 to 15 years.

We utilize third party repair shops for inspecting and repairing our fleets. Our systems enable us to determine when inspections and scheduled maintenance needs to be performed.

The following tables show the approximate number and age of tractors and trailers we managed in all of our businesses as of December 31, 2011 and 2010:

TRACTORS (1)	LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	GREATER THAN 10 YEARS	2011 TOTAL	2010 TOTAL
Company	291	212	132	7	642	562
Independent Affiliate	221	484	421	130	1,256	1,109
Independent Owner-Operator	52	213	392	385	1,042	1,230

Total	564	909	945	522	2,940	2,901

TRAILERS (1)(2)	LESS THAN 5 YEARS	6~10 YEARS	11~15 YEARS	16~20 YEARS	GREATER THAN 20 YEARS	2011 TOTAL	2010 TOTAL
Company (3)	710	120	1,178	721	1,015	3,744	4,010
Independent Affiliate	188	86	384	241	608	1,507	1,481
Independent Owner-Operator	—	—	—	—	—	—	2
Shipper-Owned	124	33	20	20	45	242	245

Total	1,022	239	1,582	982	1,668	5,493	5,738

(1)	Age based upon original date of manufacture; tractor/trailer may be substantially refurbished or re-manufactured.

(2)	Excludes approximately 1,300 chassis utilized in the intermodal segment.
(3)	Excludes approximately 350 chassis utilized in the chemical logistics segment and approximately 150 unassigned trailers.

Technology

We rely heavily on information technology and communications systems to operate our business and manage our network in an efficient manner. In contrast to many of our smaller competitors, we have equipped our drivers with various mobile communications systems that enable us to monitor our tractors and communicate with our drivers in the field and enable customers to track the location and monitor the progress of their cargo through the Internet. During 2011, we implemented EOBRs within our U.S. chemical logistics network.

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

We currently maintain a $1.0 million per incident deductible for workers’ compensation insurance coverage. We are insured over our deductible up to the statutory requirement by state and we are self-insured for damage or loss to the equipment we own or lease and for cargo losses.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of December 31, 2011 and 2010, we had reserves in the amount of $10.1 million and $10.9 million, respectively, for all environmental matters, of which the most significant are discussed below.

The balances presented include both current and long term environmental reserves. We expect the estimated environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified in our Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 26 sites. At 18 of the 26 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 1 of the 18 sites, we will be participating in the initial study to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 3 of the 18 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated all future expenditures for these 18 multi-party environmental matters to be paid over the next five years to be in the range of $2.2 million to $3.8 million.

At 8 of the 26 sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Five of these projects relate to operations conducted by our subsidiary, CLC, and its subsidiaries prior to our acquisition of CLC in 1998. These five sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; and (5) Charleston, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures over the next five years for these eight properties to be in the range of $7.9 million to $16.7 million.

Bridgeport, New Jersey

QDI is required under the terms of three federal consent decrees to construct remediation at this operating truck terminal and tank wash site. CLC entered into consent orders with the U.S. Environmental Protection Agency (“USEPA”) in May 1991 for the treatment of groundwater and in October 1998 for the removal of contamination in the wetlands. In addition, we entered into a third federal consent decree with USEPA in 2010 to assess and remediate contaminated soils at the site.

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began initial operations in June 2010. The plant experienced issues with the treatment of vapor phase emissions and operation was suspended in July 2010. After an engineering re-design process including an effective pilot treatability study, the plant was modified to address the treatment of the vapor phase emissions. The plan resumed operations in July 2011 and is now in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA to continue until September 2012. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered a consent order with USEPA in 2010 to perform the remediation work, which will consist of in-place thermal treatment. This work is currently in the remedial design phase. However, additional site investigation work is required by USEPA. We have aggregate estimated expenditures for the Bridgeport location over the next five years to be in the range of $5.3 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP and USEPA in October 1995 obligating it to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a treatment facility with local discharge for groundwater treatment in the fourth quarter of 2007. Plant start-up issues were resolved and the treatment facility began operations in June 2010. The plant experienced issues with the liquid phase carbon treatment process and the operation was suspended in August 2010. After some modification work, the plant was re-started at the end of 2010 and continues to operate. The agencies approved a contaminated soils remedy, which required both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction. The remedy expanded to include off-site shipment of contaminated soils. Soil treatment was completed in September 2007. Site sampling has been conducted and the results indicate that the soil clean-up objectives have not been fully achieved. Negotiations are on-going with USEPA over further remedial actions that may be needed at the site. We have estimated aggregate expenditures for the William Dick location over the next five years to be in the range of $0.9 million to $3.4 million.

Other Properties

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation on June 22, 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. We have completed a remedial investigation and a feasibility study. The state issued a record of decision in May 2006. The remedial design work plan was completed and submitted to the agency in the fourth quarter of 2011. The remedial action phase is expected to begin in the third quarter of 2012.

Scary Creek, West Virginia: CLC received a cleanup notice from the state environmental authority in August 1994. The state and we have agreed that remediation can be conducted under the state’s voluntary clean-up program (instead of the state superfund enforcement program). We are currently completing the originally planned remedial investigation and the additional site investigation work.

ISRA New Jersey Facilities: We are obliged to conduct investigations and remediation at three current or former New Jersey tank wash and terminal sites pursuant to the state’s ISRA, which requires such remediation following the sale of facilities after 1983. Two of the sites are in the process of remedial investigation with projections set in contemplation of limited soil remediation expense for contaminated areas. One site has completed the investigation phase and a final report was submitted to NJDEP. In accordance with the report findings and with the concurrence of the NJDEP, remedial efforts included the excavation of a limited number of soil hot spots at the facility. Additional planned efforts include deed recordation, placement of clean fill and the designation of a Classification Exception Area (“CEA”) for the groundwater.

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at this truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. The state environmental authority has requested some additional sampling to close the site under the state’s voluntary clean-up program. The negotiations are on-going with the state to finalize the agreement to enter the voluntary clean-up program.

We have estimated aggregate future expenditures over the next five years for Tonawanda, Scary Creek, ISRA New Jersey and Charleston to be in the range of $1.7 million to $4.8 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

MOTOR CARRIER AND OTHER REGULATION

As a motor carrier, we are subject to regulation by the FMCSA, which is a unit of the DOT. The FMCSA enforces comprehensive trucking safety regulations and performs certain functions relating to such matters as motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from independent owner-operators. There are additional regulations specifically relating to the tank truck industry, including testing and specifications of equipment and product handling requirements. We may transport most types of freight to and from any point in the United States over any route selected by us. The trucking industry is subject to possible regulatory and legislative changes, including changes intended to address climate change, that may affect the economics of the industry by requiring changes in operating practices, restricting and taxing emissions or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes may include increasingly stringent environmental regulations, increasing control over the transportation of hazardous materials, changes in the hours-of-service regulations which govern the amount of time a driver may drive in any specific period of time, mandate to utilize EOBRs or limits on vehicle weight and size.

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. To a large degree, intrastate motor carrier operations are subject to safety and hazardous material transportation regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations mandate drug and alcohol testing of drivers and other safety personnel. In 2010, we underwent a compliance review by the FMCSA in which we retained our satisfactory DOT safety rating. Any downgrade in our DOT safety rating (as a result of the new CSA regulations described below, or otherwise) could adversely affect our business.

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

In August 2011 a federal court decision vacated regulations of the FMCSA that would have mandated EOBRs for certain carriers with demonstrated non-compliance with hours of service regulations. The FMCSA has announced that it does not intend to appeal the decision and will instead pursue implementation of its rule proposed in February 2011 to require EOBRs for all interstate carriers currently subject to record keeping requirements for its hours-of-service regulations. Certain Congressional bills would also require EOBRs in most interstate tractors if they became law.

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

During 2010, we began marketing transportation services to the frac shale natural gas and oil drilling industry. Material regulatory regimes specifically designed to regulate this industry are not currently in place. However, certain Congressional bills have been advanced that, if enacted, would subject this industry to governmental regulation. Further, federal and state environmental and other agencies might enact rules under existing statutory authority to govern this industry. The enactment of legislation regulating the frac shale natural gas and oil drilling industry, or the exercise of rulemaking authority by governmental agencies, could have a material adverse effect on the customers we serve in this industry, and accordingly could adversely affect demand for our energy logistics services, impact the profitability of this business or subject us to additional regulation.

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

Our business is dependent on various economic factors over which we have little control, that include:

•	the availability of qualified drivers;

•	access to the credit and capital markets;

•	changes in regulations concerning shipment and storage of material we transport and depot;

•	increases in fuel prices, taxes and tolls;

•	increases in costs of equipment;

•	interest rate, natural gas, oil and currency fluctuations;

•	excess capacity in the chemical logistics, energy logistics or intermodal industry;

•	changes in license and regulatory fees;

•	potential disruptions at U.S. ports of entry;

•	downturns in customers’ business cycles; and

•	reductions in customers’ shipping requirements.

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

The trucking industry, in general, experienced a slowdown due to lower demand resulting from slowing economic conditions in 2008 and 2009. These conditions continued, although to a lesser extent, in 2010 and 2011 and it is uncertain whether economic conditions will improve in 2012 and beyond.

Our debt agreements contain restrictions that could limit our flexibility in operating our business.

Our New ABL Facility and the indentures governing our 9.875% Second-Priority Senior Secured Notes due 2018 (the “2018 Notes”) contain covenants that limit or prohibit our ability, among other things, to:

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

These covenants may prohibit or impair us from taking actions that we believe are best for our business and shareholders. Furthermore, under the New ABL Facility we may be required to satisfy and maintain specified financial ratios under certain conditions. Our ability to meet those financial ratios can be affected by events beyond our control, and we may not meet those ratios. In addition, covenants in our debt agreements limit our use of proceeds from our ordinary operations and from extraordinary transactions. These limits may require us to apply proceeds in a certain manner or prohibit us from utilizing the proceeds in our operations or from prepaying or retiring indebtedness that we desire.

A failure to comply with any of the covenants contained in the New ABL Facility or our other indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of default, the lenders of the defaulted indebtedness:

•	would not be required to lend any additional amounts to us under the New ABL Facility;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due immediately and terminate all commitments to extend further credit; or

•	could require us to apply all of our available cash to repay these borrowings.

Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay amounts under the New ABL Facility, the lenders under the New ABL Facility could proceed against the collateral granted to them to secure that indebtedness. If any of our indebtedness is accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

We have substantial indebtedness and may not be able to make required payments on our indebtedness.

We had consolidated indebtedness and capital lease obligations, including current maturities, of $307.1 million as of December 31, 2011. We must make regular payments under the New ABL Facility and our capital leases and semi-annual interest payments under our 2018 Notes.

Our 2018 Notes issued in the quarter ended December 31, 2010 carry high fixed rates of interest. In addition, interest on amounts borrowed under our New ABL Facility is variable and will increase as market rates of interest increase. We do not presently hedge against the risk of rising interest rates. Our higher interest expense may reduce our future profitability. Our future higher interest expense and future redemption obligations could have other important consequences with respect to our ability to manage our business successfully, including the following:

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

The New ABL Facility matures August 2016. However, the maturity date of the New ABL Facility may be accelerated if we default on our obligations. If the maturity of the New ABL Facility and/or such other debt is accelerated, we do not believe that we will have sufficient cash on hand to repay the New ABL Facility and/or such other debt or, unless conditions in the credit markets improve significantly, that we will be able to refinance the New ABL Facility and/or such other debt on acceptable terms, or at all. The failure to repay or refinance the New ABL Facility and/or such other debt at maturity will have a material adverse effect on our business and financial condition, would cause substantial liquidity problems and may result in the bankruptcy of us and/or our subsidiaries. Any actual or potential bankruptcy or liquidity crisis may materially harm our relationships with our customers, suppliers and independent affiliates.

Our ability to satisfy our interest and principal payment obligations will depend upon, among other things:

•	our future financial and operating performance, which will be affected by many factors beyond our control; and

•	our future ability to borrow under the New ABL Facility, the availability of which depends on, among other things, our complying with the covenants in the New ABL Facility.

We may not generate sufficient cash flow from operations, and we may not be able to draw under the New ABL Facility, in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient to service our indebtedness or fund our operations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we are not able to refinance any of our indebtedness, sell assets or raise capital on commercially reasonable terms, or at all, or for sufficient proceeds, we could default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition, results of operations or cash flows.

Despite our substantial indebtedness, we may incur significantly more indebtedness, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The New ABL Facility and the indentures governing the 2018 Notes contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. We had $82.3 million available for additional borrowing under the New ABL Facility as of December 31, 2011, including a subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of indebtedness beyond this amount. Additional leverage could have a material adverse effect on our business, financial condition, results of operations or cash flows and could increase the risks described in “Our debt agreements contain restrictions that could limit our flexibility in operating our business,” and “We have substantial indebtedness and may not be able to make required payments on our indebtedness.”

The trucking industry is extremely competitive and fragmented.

The trucking industry is extremely competitive and fragmented. No single carrier in the chemical logistics or energy logistics business has a significant market share. We compete with many other carriers of varying sizes, customers’ private fleets, and, to a lesser extent in the chemical logistics market, with railroads, which may limit our growth opportunities and reduce profitability. Historically, competition has created downward pressure on the trucking industry’s pricing structure. Some trucking companies with which we compete have greater financial resources than we do.

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

We are dependent upon a limited number of large customers. Our top ten customers accounted for 32.6% of our total revenue during 2011. The loss of one or more of our major customers, or a material reduction in services we perform for such customers, may have a material adverse effect on our business, results of operations or financial condition.

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

The recently enacted federal healthcare reform legislation could significantly increase our employee costs by requiring us either to provide health insurance coverage to our employees or to pay certain penalties for electing not to provide such coverage. Because these new requirements are broad, complex, subject to certain phase-in rules and pending legal challenges, it is difficult to predict the ultimate impact that this legislation will have on our business and operating costs. We cannot assure you that this legislation or any alternative version that may ultimately be implemented will not materially increase our operating costs. This legislation could also adversely affect our employee relations and ability to compete for new employees if our response to this legislation is considered less favorable than the responses or health benefits offered by employers with whom we compete for talent.

The trucking industry is subject to regulation, and changes in trucking regulations may increase costs.

As a motor carrier, we are subject to regulation by the FMCSA and the DOT, and by various federal, state, and provincial agencies. These regulatory authorities exercise broad powers governing various aspects such as operating authority, safety, hours of service, hazardous materials transportation, financial reporting and acquisitions. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment, product-handling requirements and drug testing of drivers. In 2010, we underwent a compliance review by the FMCSA in which we retained our satisfactory DOT safety rating. Any downgrade in our DOT safety rating (as a result of the new CSA regulations described below or otherwise) could adversely affect our business.

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

The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices, emissions or by changing the demand for common or contract carrier services or the cost of providing trucking services. Possible changes include:

•	increasingly stringent environmental regulations, including changes intended to address climate change;

•	restrictions, taxes or other controls on emissions;

•	regulation specific to the fracing industry and logistics providers to the industry;

•	changes in the hours-of-service regulations, which govern the amount of time a driver may drive in any specific period;

•	requirements leading to accelerated purchases of new trailers;

•	mandatory limits on vehicle weight and size; and

•	mandatory regulations imposed by the Department of Homeland Security.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state, or local taxes, including taxes on motor fuels and emissions, which may increase our or our independent affiliates’ operating costs, require capital expenditures or adversely impact the recruitment of drivers.

Restrictions on emissions or other climate change laws or regulations could also affect our customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products we carry. We also could lose revenue if our customers divert business from us because we have not complied with their sustainability requirements.

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

We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Political events in the Middle East, Venezuela, and elsewhere, as well as hurricanes and other weather-related events, and current and future legislation (such as market-based (cap-and-trade) greenhouse gas emissions control mechanisms), also may cause the price of fuel to increase. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have recovered the majority of the increases in fuel prices from chemical logistics and intermodal customers through fuel surcharges. Fuel surcharges that can be collected may not always fully offset the increase in the cost of diesel fuel. To the extent fuel surcharges are insufficient to offset our fuel costs or we are unable to continue passing on increased fuel costs to our customers, our results of operations may be adversely affected.

The loss of qualified drivers or other personnel could limit our growth and negatively affect operations.

During periods of high trucking volumes, there is substantial competition for qualified drivers in the trucking industry. Regulatory requirements, including CSA (discussed above), and an improvement in the economy could reduce the number of eligible drivers. Furthermore, certain geographic areas have a greater shortage of qualified drivers than other areas. We operate in many of the geographic areas where there have been driver shortages in the past and have turned down new business opportunities as a result of the lack of qualified new drivers. Our voluntary implementation of EOBRs prior to regulatory requirement has resulted in greater driver turnover in 2011 and could become an on-going competitive disadvantage if our competitors are not compelled to implement EOBRs as we anticipate. Difficulty in attracting qualified personnel, particularly qualified drivers, could require us to increase driver compensation, forego available customer opportunities and underutilize the tractors and trailers in our network. These actions could result in increased costs and decreased revenues. In addition, we may not be able to recruit other qualified personnel in the future.

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

At December 31, 2011, goodwill and other intangible assets represented approximately $49.8 million, or approximately 16.5% of our total assets and approximately 25.9% of our non-current assets, the carrying value of which may be reduced if we determine that those assets are impaired. In addition, at December 31, 2011, net property and equipment totaled approximately $125.9 million, or approximately 41.6% of our total assets.

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

The annual goodwill impairment reviews performed as of June 30, 2011 and 2010 resulted in no impairment. The annual goodwill impairment review performed in June 2009 indicated there was goodwill impairment. As a result of the analysis, we concluded that a total impairment charge to goodwill of $146.2 million was necessary at June 30, 2009, of which $144.3 million was related to our chemical logistics segment, eliminating 100% of the carrying amount of goodwill of that segment, and $1.9 million was related to our intermodal segment.

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

We may be unable to realize all of the intended benefits of any future acquisitions. As part of our business strategy, we continually evaluate potential future acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure you that our acquisition strategies will be viewed positively by customers or achieve their intended benefits. Often acquisitions are undertaken to improve the operating results of either or both the acquirer and the acquired company and we cannot assure you that we will be successful in this regard. We will encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could have a material adverse effect on our business, financial condition, and results of operations or cash flows.

Increased unionization could increase our operating costs or constrain operating flexibility.

Although only approximately 2.7% of our driver population, including independent owner-operators and employees of independent affiliates, was subject to collective bargaining agreements at December 31, 2011, unions such as the International Brotherhood of Teamsters have traditionally been active in the U.S. trucking industry. Unionized workers could disrupt our operations by strike, work stoppage or other slowdown. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization. Increased unionization of our workforce could result in higher compensation and working condition demands that could increase our operating costs or constrain our operating flexibility.

If we withdraw from any of our multi-employer pension plans, we will be liable for a proportionate share of such plan’s unfunded vested benefit liabilities upon our withdrawal.

As of December 31, 2011, we contributed to three multi-employer pension plans for employees under collective bargaining agreements. In conjunction with our prior restructuring efforts, during the third quarter of fiscal 2010, we notified the trustees of three other plans of our intention to withdraw from the plans. Our withdrawal notifications were originally estimated to result in an aggregate withdrawal liability of approximately $2.0 million, and we recorded a restructuring charge for this full amount in the third quarter of fiscal 2010. During the first nine months of fiscal 2011, we made aggregate payments of approximately $1.5 million to fully discharge the liabilities under these three pension plans and recorded a restructuring credit of $0.5 million.

We do not currently intend to withdraw from the remaining three multi-employer pension plans or take any actions that would subject us to payment of contingent obligations upon withdrawal. Based on information provided to us from the trustees of these remaining plans, we estimate our portion of the contingent liability in the case of a full withdrawal or termination from these remaining plans to be approximately $62.2 million, of which the largest component relates to the Central States Southeast and Southwest Areas Pension Plan, which is estimated to be $57.9 million.

New markets such as the energy logistics market have risks with which we have limited experience, and we may not be able to operate profitably in these markets and may lose our investment.

In 2011, we began hauling fresh water, disposal water and oil for the natural gas and oil drilling market. Although we have identified our existing contracts in this market as a source of revenue growth, we may prove unable to perform these contracts and earn anticipated revenue. We have limited experience transporting fresh water and disposal water and oil or serving natural gas or oil drilling customers. We plan to leverage our existing network of affiliates to expand or energy market business, but our existing network may prove unsuitable for this new business. Also, our market expansion requires certain capital expenditures for specialized trailers and other start-up costs that we may be unable to recoup.

Hydraulic fracturing is under significant legislative and regulatory scrutiny, the adoption of new laws or regulations at the federal, state or local level could adversely affect our customers’ hydraulic fracturing operations, which could reduce demand for our logistics services. In addition, heightened political, regulatory and public scrutiny of hydraulic fracturing practices could adversely affect our business, financial condition and results of operations, whether directly or indirectly.

As we expand our business into this new market, we may face increased risks due to the cyclical nature of the energy industry. Depending on the market prices of oil and gas, customers in that industry may delay and decrease their capital and development expenditures, reducing the demand for our transportation services. Such market volatility may lead to fluctuations in results of operations from quarter to quarter. Natural gas prices in recent years have been at historic lows, leading some large producers to announce reduced fracing drilling. If this continues, it could reduce our revenues.

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

As of March 1, 2012, Apollo Investment Fund III, L.P. and its affiliated funds (“Apollo”) were our largest shareholder and owned or controlled approximately 32.3% of our outstanding common stock. As a result, Apollo can influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions such as acquisitions, the ability to block an unsolicited tender offer and any other matters requiring a vote of shareholders. Three of our board members are partners or employees of Apollo. This concentration of ownership and board representation could delay, defer or prevent a change in control of our Company or impede a merger, consolidation, takeover or other business combination that a shareholder may otherwise view favorably.

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

The market price of our common stock could decline as a result of sales by our existing shareholders of a large number of shares of our common stock. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As of March 1, 2012, there are approximately 24.4 million shares of common stock outstanding. Approximately 8.8 million shares of common stock, as of March 1, 2012, are “restricted securities” as defined in Rule 144 under the Securities Act of 1933 or are held by affiliates.

In addition, as of March 1, 2012, we have 2.0 million shares of common stock available for issuance under our stock option plan and restricted stock incentive plan. As of March 1, 2012, there were outstanding options for approximately 2.3 million shares and outstanding warrants of less than 0.1 million shares of our common stock. Exercise of the warrants and of options that are in-the-money will result in dilution to existing shareholders in an amount equal to the difference in the market and exercise prices multiplied by the number of shares exercised. In addition, prior to their exercise, these options and warrants may depress the market price for our common stock.

We currently do not intend to pay dividends on our common stock.

We do not expect to pay dividends on our common stock in the foreseeable future. In addition, the New ABL Facility and indentures governing our 2018 Notes contain certain restrictions on our ability to pay dividends on our common stock. Accordingly, the price of our common stock must appreciate in order to realize a gain on one’s investment. This may not occur.

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

As of December 31, our network terminals and facilities consisted of the following:

	Segment	2011 Terminals	2010 Terminals	2009 Terminals
QCI independent affiliate trucking terminals	Chemical Logistics	89	91	83
QCI company-operated trucking terminals	Chemical Logistics	6	3	16
Boasso container services terminals/depots	Intermodal	9	8	8
QCER independent affiliate energy terminals	Energy Logistics	2	—	—
QSI tank wash facilities (1)	Other	—	—	1

Total		106	102	108

(1)	We sold substantially all of the operating assets of our tank wash business in October 2009.

We currently own 44 properties. We operate or lease trucking, tank wash and container services terminals.

We consider our properties to be in good condition generally and believe that our facilities are adequate to meet our anticipated requirements.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of March 1, 2012 were as follows:

Name	Age	Position
Gary R. Enzor	49	Chief Executive Officer and Director
Stephen R. Attwood	60	President and Chief Operating Officer
Joseph J. Troy	48	Executive Vice President and Chief Financial Officer
Jonathan C. Gold	48	Senior Vice President, General Counsel and Secretary
Randall T. Strutz	47	Senior Vice President of Sales and New Business Development

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

Joseph J. Troy joined QDI in August 2010 as Executive Vice President and Chief Financial Officer. Prior to joining QDI, Mr. Troy held various senior leadership positions with Walter Industries, Inc. (predecessor to Walter Energy), including Executive Vice President and Chief Financial Officer. Prior to that, Mr. Troy held various banking positions with NationsBank and its predecessor institutions. Mr. Troy previously served on the board of directors of Cellu Tissue Holdings, Inc., a producer and seller of tissue papers in the United States. He currently serves on the board of Fisher Communications, Inc., a publicly-traded media company with television, radio, internet and mobile operations throughout the western United States, and various charitable boards.

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

	Common Stock
	High	Low
2011
1st quarter	$12.39	$8.49
2nd quarter	13.65	10.55
3rd quarter	13.53	8.33
4th quarter	12.08	8.01

2010
1st quarter	$6.19	$3.71
2nd quarter	8.18	5.05
3rd quarter	7.14	4.60
4th quarter	9.94	5.90

As of March 1, 2012, there were approximately 64 holders of record of our common stock.

DIVIDEND POLICY

We have not declared cash dividends on our common stock for the periods presented above and have no present intention of doing so. We currently intend to retain our future earnings, if any, to repay debt or to finance the further expansion and continued growth of our business. Additionally, our New ABL Facility and the indenture governing our 2018 Notes limit QDI’s ability to pay dividends on its common stock. Future dividends, if any, will be determined by our Board of Directors.

UNREGISTERED SALES OF EQUITY SECURITIES

The following table lists QDI’s deemed share repurchases during the three months ended December 31, 2011. All shares deemed repurchased were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards. We have no program for public stock repurchases, and any such repurchases would be restricted by the ABL Facility and the indenture governing our 2018 Notes.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
November 2011	19,485	$11.50	—	—
December 2011	3,622	$11.25	—	—

Total	23,107	$11.46	—	—

PERFORMANCE GRAPH

The following graph depicts a comparison of cumulative total shareholder returns for us as compared to the NASDAQ Transportation Index and the NASDAQ Stock Market (U.S.) Index. The graph assumes the investment of $100 on December 31, 2006 through December 31, 2011 and the reinvestment of any dividends issued during the period.

The comparisons shown in the graph above are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, our consolidated financial statements and notes thereto included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The consolidated statements of operations data set forth below for the years ended December 31, 2011, 2010 and 2009 and the historical balance sheet data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements included under Item 8 of this report. The historical statements of operations data for the years ended December 31, 2008 and 2007 and the historical balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements that are not included in this report.

	YEAR ENDED DECEMBER 31
	2011	2010	2009	2008	2007
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data (1)
Operating revenues	$745,951	$686,598	$613,609	$815,290	$751,558
Operating expenses:
Purchased transportation	522,866	471,792	369,460	462,706	470,725
Depreciation and amortization	14,413	16,004	20,218	21,002	17,544
Impairment charge (2)	—	—	148,630	—	—
Other operating expenses	150,993	162,067	190,477	298,604	239,436

Operating income (loss)	57,679	36,735	(115,176)	32,978	23,853
Interest expense, net	28,912	35,548	28,047	35,120	30,524
Write-off of debt issuance costs	3,181	7,391	20	283	2,031
Gain on extinguishment of debt	—	—	(1,870)	(16,532)	—
Other expense (income)	214	791	1,912	(2,945)	940

Income (loss) before taxes	25,372	(6,995)	(143,285)	17,052	(9,642)
Provision for (benefit from) income taxes	1,941	411	37,249	4,940	(2,079)

Net income (loss) attributable to common shareholders	$23,431	$(7,406)	$(180,534)	$12,112	$(7,563)

Net income (loss) per common share:
Basic	$1.01	$(0.36)	$(9.28)	$0.63	$(0.39)
Diluted	0.96	(0.36)	(9.28)	0.62	(0.39)
Weighted average common shares outstanding:
Basic	23,088	20,382	19,449	19,379	19,336
Diluted	24,352	20,382	19,449	19,539	19,336

	YEAR ENDED DECEMBER 31
	2011	2010	2009	2008	2007
	(DOLLARS IN THOUSANDS, EXCEPT TERMINAL, TRAILER AND TRACTOR DATA)
Other Data (1)
Net cash provided by operating activities	$35,399	$21,071	$39,756	$19,593	$14,052
Net cash (used in) provided by investing activities	(30,458)	(1,079)	9,577	(8,524)	(63,399)
Net cash (used in) provided by financing activities	(2,642)	(23,879)	(50,515)	(13,485)	52,194
Number of terminals at end of period	106	102	108	149	169
Number of trailers managed at end of period	5,493	5,738	6,410	7,115	7,506
Number of tractors managed at end of period	2,940	2,901	2,839	3,224	3,927

Balance Sheet Data at Year End (1)
Working capital	$45,790	$34,955	$19,016	$44,967	$67,093
Total assets	302,395	271,335	279,616	502,103	493,976
Total indebtedness, including current maturities	307,063	317,332	321,284	362,586	349,271
Shareholders’ (deficit) equity	(106,185)	(146,379)	(140,736)	31,020	27,300

(1)	On December 17, 2007, we acquired 100% of the stock of Boasso America Corporation. The results of Boasso have been included in our results since the date of the acquisition. On November 1, 2011, we acquired 100% of the stock of Greensville Transport Company. The results of Greensville have been included in our results since the date of the acquisition.
(2)	The impairment charge resulted from an impairment analysis of goodwill and intangible assets performed during the quarter ended June 30, 2009. Refer to Note 13 to the consolidated financial statements contained herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America through our wholly owned subsidiary, QCI, and are also the largest provider of intermodal ISO tank container and depot services in North America through our wholly owned subsidiary, Boasso which also includes Greensville. In 2011, we entered the gas and oil frac shale energy markets, providing logistics services to these markets through our wholly owned subsidiaries, QCER. We operate an asset-light business model and service customers across North America through our network of 29 independent affiliates, 95 terminals servicing the chemical markets (89 of which are operated by independent affiliates and 6 which are company-operated), 9 company-operated tank depot services terminals and 2 terminals servicing the energy markets which are operated by independent affiliates.

Financial Reporting Segments

In connection with our entry into the gas and oil frac shale energy market in 2011, a new segment for financial reporting purposes was identified during the fourth quarter of 2011, to better distinguish logistics services to the energy markets from logistics services to the chemical markets based upon how these businesses are managed. Our previous logistics segment was renamed Chemical Logistics.

We have three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network of 29 independent affiliates, and equipment rental income;

•	Energy Logistics, which consists primarily of the transportation of fresh water, disposal water and oil for the energy logistics markets, primarily through 2 independent affiliates; and

•	Intermodal, which consists solely of Boasso and Greensville’s International Organization for Standardization or intermodal ISO tank container transportation and depot services.

Chemical Logistics

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We primarily coordinate the transport of a broad range of chemical products, primarily through our independent affiliate network, and provide our customers with logistics and other value-added services. We are a core carrier for many of the major companies engaged in chemical processing including Arclin, Arkema, Ashland, BASF, Dow, DuPont, ExxonMobil, Georgia-Pacific, Honeywell, PPG Industries, Procter & Gamble, Sunoco and Unilever, and we provide services to most of the top 100 chemical producers with North American operations. We believe the diversity of our customer base, geography and end-markets provides a competitive advantage.

We believe the specialized nature of the bulk tank truck industry, including specifically-licensed drivers, specialized equipment and more stringent safety requirements, create barriers to entry which limit the more drastic swings in supply experienced by the broader trucking industry. Additionally, it is common practice in the bulk tank truck industry for customers to pay fuel surcharges, which helps enable recovery of fuel price increases from customers.

Our transportation revenue is principally a function of the volume of shipments by the bulk chemical industry, prices, the average number of miles driven per load, our market share and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many diverse industries and end-use markets, including consumer and industrial products, paints and coatings, paper and packaging, agriculture and food products, and tends to vary with changing economic conditions. Due to the nature of our customers’ business, our revenues are seasonal. Revenues generally decline during winter months, namely our first and fourth fiscal quarters and over holidays and rise during our second and third fiscal quarters. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months. During periods of heavy snow, ice or rain, we may not be able to move our trucks and equipment between locations, thereby reducing our ability to provide services and generate revenues.

Energy Logistics

Beginning in the second quarter of fiscal 2011, transportation revenue includes revenue earned from hauling fresh and disposal water for the energy market and in the fourth quarter of 2011 we began hauling oil. This revenue is principally a function of the volume of shipments, price per hour of service, and the allocation of shipments between us and other carriers under logistics contracts we manage. Similar to the shipment of bulk chemicals, we expect revenues to generally be lower during the winter months, as drilling within certain shales that we service may be adversely affected by the severity of weather in various sections of the country.

Intermodal

Our wholly owned subsidiary, Boasso, which also includes Greensville since November 1, 2011, is the largest North American providers of intermodal ISO tank container transportation and depot services, with nine terminals located in the eastern half of the United States. In addition to intermodal tank transportation services, Boasso and Greensville provide tank cleaning, heating, testing, maintenance and storage services to customers. Boasso and Greensville provide local and over-the-road trucking primarily within the proximity of the port cities where its depots are located. Boasso also sells equipment that its customers use for portable alternative storage or office space.

Demand for intermodal ISO tank containers is impacted by the aggregate volume of imports and exports of chemicals through United States ports, and Boasso and Greensville’s revenues are accordingly impacted by this import/export volume, in particular the number and volume of shipments through ports at which Boasso and Greensville have terminals, as well as their market share. Economic conditions and differences among the laws and currencies of foreign nations may also impact the volume of shipments.

Our Industry

Chemical Logistics (formerly Logistics)

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We estimate, based on industry sources, that the highly fragmented North American for-hire segment of the bulk transport market generated revenues of approximately $5.9 billion in 2010. We specifically operate in the for-hire chemical and food grade bulk transport market (which we estimated at $4.0 billion in 2010). We believe we have the leading market share (estimated at 15% in 2010) in this sector based on revenues. Through our independent affiliate network, we operate the largest for-hire chemical bulk tank truck network in North

America comprising terminals, tractors and trailers. We believe managing a larger carrier network facilitates customer service and lane density, and provides a more favorable cost structure for us and our independent affiliates. As such, we believe we are well-positioned to expand our business by increasing our market share.

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

Our industry is characterized by high barriers to entry such as the time and cost required to develop the operational infrastructure necessary to handle sensitive chemical cargo, the financial and managerial resources required to recruit and train drivers, substantial and increasingly more stringent industry regulatory requirements, strong customer relationships and the significant capital investments required to build a fleet of equipment and establish a network of terminals and independent affiliates.

Energy Logistics

In 2010, we initiated a growth strategy targeting the gas and oil frac shale energy market through our wholly owned subsidiaries, QCER. We currently serve several customers and operate approximately 200 units of energy equipment in this market. In our third quarter of 2011, QCER won a multi-year contract with a major energy company to provide full logistics of their fresh and disposal water hauling needs in the Marcellus shale region of Pennsylvania. The logistics revenues associated with this contract began in the third quarter of 2011 and are expected to provide significant revenue and growth prospects for the future. In our fourth quarter of 2011, we began hauling oil in the Eagle Ford shale region of Texas which we expect to provide revenue and growth prospects for the future as well. We believe this market has significant revenue potential and we may realize higher margins and better equipment utilization than we experience in our chemical logistics business. In connection with our entry into this business, due to the attractive return profile associated with this business, we may operate a portion of the business through company-operated terminals, rather than through independent affiliates, which could affect the overall mix of our asset-light business.

Intermodal

We estimate that the North American intermodal ISO tank container transportation and depot services market generated revenues of approximately $225.0 million in 2010, and we believe Boasso and Greensville, collectively have the leading market share. The intermodal ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products.

The proliferation of global import/export of bulk liquid chemicals has driven the movement of basic manufacturing out of the United States and has resulted in an increase in chemical plant infrastructure to service these off-shore industries. Driven by this globalization, the intermodal ISO tank container market is a growing sector of the overall liquid bulk chemical transportation sector. Furthermore, chemical manufacturers have sought to efficiently transport their products by utilizing ISO tank containers. The resulting demand for distributors that can offer a broad range of services within the supply chain will drive future growth in this sector. We believe that our intermodal business will benefit from these trends because of its market leadership, experience and track record.

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

We believe the most significant factors relevant to our future business growth are the ability to (i) expand into new markets, specifically the energy markets, (ii) add new customers, (iii) obtain additional business from existing customers, (iv) add and retain qualified drivers and (v) improve the utilization of our trailer fleet. While many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource a greater proportion of their logistics needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships and flexible business model, we believe we are well-positioned to benefit from customers seeking consolidation of their shipping relationships and those opting to outsource a greater portion of their logistics needs to third-party tank truck carriers.

Recent Significant Transactions

November 2011 Intermodal Acquisition

On November 1, 2011, Boasso acquired all of the outstanding stock of Greensville. The purchase price was $8.6 million, paid in cash, with an additional $0.5 million to be paid in cash, subject to Greensville meeting certain future operating performance criteria. Greensville is headquartered in Chesapeake, Virginia and is a leading provider of ISO tank container and depot services with access to ports in Virginia, Maryland and South Carolina. For the fiscal year ended December 31, 2010, Greensville had revenues of approximately $8.0 million.

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

November 2010 Senior Note Offering

On November 3, 2010, QD, LLC and QD Capital completed an offering of $225.0 million in aggregate principal amount of 9.875% Second-Priority Senior Secured Notes due 2018 (the “2018 Notes”) at an issue price of 99.324% of par. Pursuant to the offering, we sent irrevocable redemption notices to holders of our 10% Senior Notes due 2013 (the “2013 Senior Notes”), Senior Floating Rate Notes due 2012 (the “2012 Notes”) and 11.75% Senior Subordinated PIK Notes due 2013 (the “2013 PIK Notes”). On November 15, 2010, we repaid at maturity the remaining 9% Senior Subordinated Notes due 2010 (the “9% Notes”). On December 3, 2010, net proceeds from the offering of the 2018 Notes were used to fully redeem or repay all of the outstanding 2013 Senior Notes and 2012 Notes, plus accrued and unpaid interest. We also utilized proceeds to redeem at par, plus accrued and unpaid interest, $47.5 million of the 2013 PIK Notes. The balance of the offering proceeds was used to pay down outstanding borrowings under our Previous ABL Facility.

May 2010 Affiliation

On May 1, 2010, we added F. T. Silfies (“Silfies”) to our independent affiliate network. Headquartered in Allentown, Pennsylvania, Silfies specializes in bulk cement and lime transport primarily servicing the East Coast markets. In connection with this affiliation, we loaned Silfies $3.0 million in cash of which $2.6 million remains outstanding as of December 31, 2011. This loan is subordinated to Silfies senior debt and bears interest at 12% per annum. The loan matures on October 26, 2013 and is secured by a second priority position in all of the assets of Silfies and a limited personal guarantee.

October 2009 Note Exchange

On October 15, 2009, we exchanged approximately $134.5 million of our 2012 Notes for new 2013 Senior Notes. We also exchanged approximately $83.6 million of our 9% Notes for approximately (a) $80.7 million aggregate principal amount of our new 2013 PIK Notes; (b) 1.75 million warrants; and (c) $1.8 million in cash. The warrants are exercisable to purchase shares of our common stock at an exercise price of $0.01 per share, during the period beginning April 16, 2010 and ending on November 1, 2013. As of December 31, 2011, approximately 0.4 million warrants remain unexercised.

October 2009 Asset Disposition

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

The asset lives used are presented in the following table:

Average Lives (in years)
Buildings and improvements	10 - 25
Tractors and terminal equipment	5 - 7
Trailers	15 - 20
Energy market equipment	4 - 15
Furniture and fixtures	3 - 5
Other equipment	3 - 10

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

Goodwill and Intangible Assets—We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment arise, in accordance with Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangible assets. We evaluate goodwill for impairment by determining the fair value for each reporting unit to which our goodwill relates. At June 30, 2011, our intermodal segment was our only reporting unit that contained goodwill. At December 31, 2011, our intermodal segment contains goodwill and other identifiable intangible assets associated with our Boasso acquisition in December 2007 and our Greensville acquisition in November 2011.

The methodology applied in the analysis performed at June 30, 2011 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2011 and 2010. As a result of our analysis at June 30, 2009, a total impairment charge to goodwill of $146.2 million was necessary, of which $144.3 million was related to our chemical logistics segment, eliminating 100% of the carrying amount of goodwill of that segment, and $1.9 million was related to our intermodal segment.

We continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2011 through year end 2011, including the quarter ended December 31, 2011. There were no indications that a triggering event had occurred as of December 31, 2011. As of December 31, 2011, we had total goodwill of $31.3 million, all of which was allocated to intermodal segment. As of December 31, 2011, we had total intangibles of $18.5 million, of which $17.9 million was allocated to our intermodal segment and $0.6 million was allocated to our chemical logistics segment.

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

We continue to evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. The Company reviews a rolling thirty-six month calculation of U.S. earnings, and considers other criteria at each reporting date, to determine if the Company has incurred cumulative losses in recent years. Cumulative losses in recent years pose significant negative evidence regarding the Company’s ability to realize deferred tax assets. If we determine in a future reporting period that we will be able to use some or all of our deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce our tax expense and increase net income. Changes in deferred tax assets and valuation allowance are reflected in the Provision for income taxes line in our consolidated statements of operations.

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

At December 31, 2011 we had an estimated $77.0 million in federal net operating loss carryforwards, $3.0 million of unrecognized federal operating loss carryforwards related to excess stock compensation deductions and uncertain tax position deductions, $2.4 million in alternative minimum tax credit carryforwards and $4.8 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2030, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for 10 years.

Uncertain Income Tax Positions—In accordance with FASB guidance, we account for uncertainty in income taxes, using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement would result in recognition of a tax benefit and/or an additional charge to the tax provision.

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

Accrued loss and damage claims—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of December 31, 2011, we had $22.9 million in an outstanding letter of credit to our insurance administrator to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letter of credit. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Revenue recognition—Transportation revenue, including fuel surcharges and related costs, is recognized on the date freight is delivered. Service revenue consists primarily of rental revenues (primarily tractor and trailer rental), intermodal and depot revenues, tank wash revenues and insurance related administrative services. Rental revenues from independent affiliates, independent owner-operators and third parties are recognized ratably over the lease period. Intermodal and depot revenues, consisting primarily of repair and storage services, are recognized when the services are rendered. During the period that we operated our tank wash business, tank wash revenues were recognized when the wash was completed. Insurance related administrative service revenues are recorded ratably over the service period. We recognize all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted with our customers.

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

Stock compensation plans—Stock compensation is determined by the assumptions required under the FASB guidance. The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $1.8 million and $1.1 million, respectively, for fiscal year 2011. As of December 31, 2011, there was approximately $3.2 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost generally varies from two to four years. For further discussion on stock-based compensation, see Note 19 of Notes to Consolidated Financial Statements included in Item 15 of this report.

Pension plans—We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover certain vested salaried participants and retirees and certain other vested participants and retirees under an expired collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (4.90% to 5.25%) and assumed rates of return (7.00% to 8.00%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

We had an accumulated net pension equity charge (after-tax) of $5.2 million at December 31, 2011 and an accumulated net pension equity charge (after-tax) of $0.5 million at December 31, 2010.

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

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. At December 31, 2011, our projected benefit obligation (“PBO”) was $51.6 million. Our projected 2012 net periodic pension expense is $1.6 million. A 1.0% decrease in our assumed discount rate would increase our PBO to $57.3 million and decrease our 2012 net periodic pension expense less than $0.1 million. A 1.0% increase in our assumed discount rate would decrease our PBO to $46.7 million and increase our 2012 net periodic pension expense less than $0.1 million. A 1.0% decrease in our assumed rate of return would not change our PBO but would increase our 2012 net periodic pension expense to $1.9 million. A 1.0% increase in our assumed rate of return would not change our PBO but would decrease our 2012 net periodic pension expense to $1.3 million.

Restructuring—We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010. The restructuring plan consisted of various actions including termination of approximately 380 non-driver positions, the consolidation, closure or affiliation of underperforming company terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters and resulted in charges during 2008, 2009 and 2010, primarily related to our chemical logistics segment. As of December 31, 2011, approximately $2.8 million was accrued related to the restructuring charges, which are expected to be paid through 2017.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2011	2010	2009
OPERATING REVENUES:
Transportation	69.4%	72.6%	74.1%
Service revenue	14.8	15.6	17.1
Fuel surcharge	15.8	11.8	8.8

Total operating revenues	100.0	100.0	100.0
OPERATING EXPENSES:
Purchased transportation	70.1	68.7	60.2
Compensation	8.2	8.4	12.5
Fuel, supplies and maintenance	6.9	7.9	10.8
Depreciation and amortization	1.9	2.3	3.3
Selling and administrative	2.9	2.8	4.0
Insurance costs	1.9	2.3	2.3
Taxes and licenses	0.3	0.3	0.6
Communication and utilities	0.4	0.6	1.3
Gain on sale of tank wash assets	—	—	(1.2)
(Gain) loss on disposal of property and equipment	(0.2)	0.2	0.1
Impairment charge	—	—	24.2
Restructuring (credit) costs	(0.1)	1.1	0.6

Total operating expenses	92.3	94.6	118.7

Operating income (loss)	7.7	5.4	(18.7)

Interest expense, net	3.9	5.2	4.6
Write-off of debt issuance costs	0.4	1.1	—
Gain on extinguishment of debt	—	—	(0.3)
Other expense	—	0.1	0.3

Income (loss) before income taxes	3.4	(1.0)	(23.3)
Provision for income taxes	0.3	0.1	6.1

Net income (loss)	3.1	(1.1)	(29.4)

The following table sets forth for the periods indicated the approximate number of terminals, drivers, tractors, trailers, and chemical logistics transportation billed miles in our network (including independent affiliates and independent owner-operators) as of December 31:

	2011	2010	2009
Terminals(1)	106	102	108
Drivers	2,741	2,730	2,591
Tractors	2,940	2,901	2,839
Trailers	5,493	5,738	6,410
Chemical Logistics Transportation Billed Miles (in thousands)	107,760	115,868	108,302
(1)	Refer to Item 2. Properties for terminals by segment.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

Total revenues for 2011 were $746.0 million, an increase of $59.4 million, or 8.6%, from revenues of $686.6 million in 2010. Transportation revenue increased by $19.3 million, or 3.9%, primarily due to an increase in new energy logistics revenue of $29.4 million generated primarily from our delivery of fresh and disposal water in the frac shale energy market, most of which was generated in the second half of the year, and an increase of $2.7 million in our intermodal business. This was partially offset by a decrease in chemical logistics revenue of $12.8 million due to a decrease in bulk chemical shipments. We expect transportation services to the energy market to be a significant contributor to our revenue growth in 2012. In 2011, our chemical logistics business was adversely affected by a high level of driver turnover primarily driven by our installation of EOBRs in our fleet. We installed EOBRs in all of our U.S. fleet in order to improve efficiency and proactively address regulatory requirements that we expect in the future.

Service revenue increased $3.1 million, or 2.9%. This increase was primarily due to an increase in intermodal revenue of $5.2 million and other revenue of $1.1 million, partially offset by a decrease in trailer rental revenue of $3.2 million. Trailer rental revenue declined in connection with the implementation of EOBRs in our fleet.

Fuel surcharge revenue increased $36.9 million, or 45.7%, primarily due to an increase in fuel prices. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers. These programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs may have a time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change of fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased $51.1 million, or 10.8%, due to an increase of $18.2 million in costs related to servicing the chemical logistics market resulting from a shift in mix from independent owner-operators to independent affiliates, a $26.5 million increase for costs related to servicing the energy logistics market, and a $6.4 million increase for costs related to our intermodal business. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased slightly to 82.3% for 2011 versus 81.5% for 2010. Our independent affiliates generated 93.4% of our chemical logistics revenue and fuel surcharge revenue for 2011 compared to 93.9% for 2010. During the 2011 and 2010 periods, we paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue. During 2011, hauling for the energy market was performed by independent affiliates and other independent third-party carriers. In the energy market, we typically pay between 85% to 95% of the transportation revenue depending upon whether the independent affiliate or a third-party carrier does the hauling, which generated nearly 100% of our energy logistics revenue in 2011.

Compensation expense increased by $3.5 million, or 6.1%, due to an increase in our chemical logistics business of $2.0 million primarily due to an increase in health care claims, an increase in our intermodal business of $1.1 million, of which $0.4 million relates to Greensville following its acquisition and an increase of $0.4 million in our energy logistics business.

Fuel, supplies and maintenance decreased $3.3 million, or 6.0%, due to a decrease of $5.7 million related to our chemical logistics business primarily due to lower repairs and maintenance expense of $4.7 million and lower equipment rent of $2.0 million, partially offset by an increase in fuel costs of $1.0 million from company-owned operations. Lower repairs and maintenance resulted from aggressive reduction of aged or underutilized specialty equipment in 2011. The decrease was partially offset by increased costs of $2.5 million related to our intermodal business due to an increase in repairs and maintenance expense of $1.2 million from higher revenues, increased fuel costs of $0.9 million and costs of the operations of Greensville following its acquisition of $0.4 million.

Depreciation and amortization expense decreased $1.6 million, or 9.9%, primarily due to a decrease in depreciation from sales of revenue equipment offset by an increase in depreciation for new energy equipment.

Selling and administrative expenses increased $2.3 million, or 11.9%, primarily due to an increase in our chemical logistics segment of $1.1 million, which was comprised primarily of increased environmental expense and professional fees of $1.2 million, and an increase in company-operated terminal costs of $0.7 million mostly associated with our implementation of EOBRs, partially offset by a decrease in building rent expense of $1.0 million. In addition, our intermodal business had increased costs of $1.0 million due to increased demand and we had increased costs of $0.2 million in our energy logistics business.

Insurance costs decreased by $1.5 million, or 9.7%, due to a premium refund received of $1.1 million related to prior policy years and a reduction in the number and severity of claims in 2011. The amount of $1.1 million was identified as a prior period error which was corrected and recorded during the fourth quarter of 2011. We concluded that this adjustment was not material to our interim and annual consolidated financial statements for 2011 or the financial statements for any prior period based on our consideration of quantitative and qualitative factors.

Communication and utilities expense decreased $1.4 million, or 33.7%, primarily due to cost savings initiatives.

We recognized a gain on disposal of revenue equipment of $1.3 million in 2011, as compared to a loss on disposal of assets of $1.1 million in 2010 from the sale and disposal of equipment.

In 2011, we recognized a restructuring credit of $0.5 million resulting from a reduction of a liability for the withdrawal from a multi-employer pension plan which was fully paid in the second quarter of 2011. In 2010, we incurred restructuring costs of $7.8 million resulting from a restructuring plan which began in 2008 and concluded in 2010. The costs in 2010 consisted primarily of $2.0 million for an estimated withdrawal liability from three multi-employer pension plans, $2.2 million for the consolidation of our corporate headquarters, as well as an additional $3.6 million of other expenses related to exit activities.

Operating income was $57.7 million in 2011, an increase of $21.0 million, or 57.0%, compared to operating income of $36.7 million in 2010. The operating margin for 2011 was 7.7% compared to 5.4% for 2010 as a result of the above-mentioned items.

Interest expense decreased by $6.7 million, or 18.4% in 2011, primarily due to redemptions of our high cost 2013 PIK Notes in 2010 and 2011 and lower interest rates on our 2018 Notes following our debt refinancing in the fourth quarter of 2010. We expect our interest expense to continue to be lower in 2012 unless the principal balance of our indebtedness increases.

In 2011, we wrote off $3.2 million of unamortized debt issuance costs and other bank fees, of which $2.1 million resulted from the redemptions of our remaining 2013 PIK Notes in January 2011, March 2011 and July 2011 and $1.1 million related to the refinancing of our Previous ABL Facility. In 2010, we wrote off $7.4 million of unamortized debt issuance costs resulting from the redemption and repurchase of our 2013 PIK Notes in December 2010.

Other expense of $0.2 million in 2011 consists primarily of foreign currency expense of $0.2 million. Other expense of $0.8 million in 2010 consists primarily of costs associated with an unconsummated stock offering of $0.7 million.

The provision for income taxes was $1.9 million in 2011 compared to $0.4 million in 2010. The effective rate for 2011 was 7.7%, which is lower than our anticipated 39.0% effective tax rate in large part due to an increase in the deferred tax valuation allowance.

Net income was $23.4 million for 2011 compared to a net loss of $7.4 million for 2010 as a result of the above-mentioned items.

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

Fuel surcharge revenue increased $26.7 million, or 49.4%, primarily due to the increase in linehaul revenue and an increase in fuel prices. Purchased transportation increased by $102.3 million, or 27.7%, due primarily to the increase in affiliation, linehaul revenue, miles driven and loads. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 81.5% in 2010, versus 72.6% for 2009 due primarily to the conversion of certain company-operated terminals to independent affiliate terminals. Our independent affiliates generated 93.9% of our transportation revenue and fuel surcharge revenue for 2010 compared to 72.8% for 2009. During the 2010 and 2009 periods, we paid our independent affiliates approximately 85% of transportation revenue and paid independent owner-operators approximately 65% of transportation revenue.

Compensation expense decreased $19.4 million, or 25.2%, primarily due to $17.7 million of reduced expense from corporate headcount reductions, terminal consolidations, and conversions of company-operated terminals to independent affiliate terminals partially offset by a $3.0 million increase in our intermodal operations. In addition, tank wash operations had a decrease of $4.7 million due to the sale of this business.

Fuel, supplies and maintenance decreased $12.2 million, or 18.3%, due to lower fuel costs of $6.2 million, lower repairs and maintenance expense of $3.2 million related to our logistics segment and lower rent expense of $1.6 million due to the shift of revenue from company-operated terminals to independent affiliates. In addition, tank wash operations had a decrease of $5.8 million due to the sale of this business, partially offset by an increase of $2.8 million of repairs and maintenance expense and higher fuel costs of $1.6 million related to our intermodal segment.

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

In 2009, we recorded a non-cash impairment charge to goodwill and intangibles totaling $148.6 million as a result of our impairment analysis, which is performed at least annually every June 30 on our business segments. We recorded a charge of $144.3 million for the impairment of goodwill in our logistics segment. We also recorded a charge of $1.9 million for the impairment of goodwill in our intermodal segment and a charge of $2.4 million for the impairment of the tradename in our intermodal segment. We incurred no impairment charge in 2010. Further information regarding our impairment analysis is included in “Goodwill and Intangible Assets” in our “Critical Accounting Policies and Estimates”.

We incurred restructuring costs of $7.8 million in 2010 and $3.5 million in 2009 primarily due to expenses associated with a restructuring plan, which began during the second quarter of 2008. The costs in 2010 consisted primarily of $2.0 million for estimated withdrawal liability from three multi-employer pension plans, $2.2 million for the consolidation of our corporate headquarters, as well as an additional $3.6 million of other expenses related to exit activities. The costs in 2009 consisted of employee termination benefits and other related exit activities. As of December 31, 2010, we had accrued $5.4 million of additional expense related to this plan, which was concluded in the fourth quarter of 2010.

Operating income was $36.7 million in 2010 compared to an operating loss of $115.2 million in 2009. The operating margin for 2010 was 5.4%, compared to (18.7%) for 2009 as a result of the above items.

Interest expense increased by $7.8 million, or 27.7%, in 2010 compared to 2009 primarily due to higher interest rates on our 2013 PIK Notes and our 2013 Senior Notes versus the rates on the notes for which they were exchanged in the fourth quarter of 2009. Interest expense was also higher in 2010 due to the issuance of our 2018 Notes in the fourth quarter of 2010, which resulted in additional interest expense during the 30-day notification period between the date of issuance of the 2018 Notes and the date that our 2012 Notes, our 2013 Senior Notes and our 2013 PIK Notes were repaid or redeemed. In the fourth quarter of 2010, we redeemed $50.0 million of our 2013 PIK Notes.

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

The provision for income taxes was $0.4 million in 2010 compared to $37.2 million in 2009. Tax expense in 2009 was due to the recording of a deferred tax valuation allowance.

Net loss was $7.4 million for 2010 compared with a net loss of $180.5 million for 2009 for the reasons outlined above.

Segment Operating Results

In connection with our entry into the gas and oil frac shale energy market in 2011, a new segment for financial reporting purposes was identified during the fourth quarter of 2011, to better distinguish logistics services to the energy markets from logistics services to the chemical markets based upon how these businesses are managed. Our previous logistics segment was renamed Chemical Logistics.

We have three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network of 29 independent affiliates, and equipment rental income;

•	Energy Logistics, which consists primarily of the transportation of fresh water, disposal water and oil for the energy logistics markets, primarily through 2 independent affiliates; and

•

Intermodal, which consists solely of Boasso and Greensville’s International Organization for Standardization or intermodal ISO tank container transportation and depot services supporting the international movement of bulk liquids.

Segment revenues and operating income include fuel surcharge primarily to the chemical logistics and intermodal segments. The operating income reported for our segments excludes amounts such as gains and losses on disposal of property and equipment, restructuring costs, impairment charge, corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses and are included in our chemical logistics segment. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. In 2009, revenues contained in the “other” segment represent revenues from our tank wash business which was sold during the fourth quarter of 2009. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment operating results are as follows (in thousands):

	Year Ended December 31, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Other	Total
Operating Revenues:
Transportation	$429,769	$29,432	$58,579	$—	$517,780
Service revenue	67,414	1,006	42,168	—	110,588
Fuel surcharge	103,487	64	14,032	—	117,583

Total operating revenues	$600,670	$30,502	$114,779	$—	$745,951

Segment revenue % of total revenue	80.5%	4.1%	15.4%	—	100.0%

Segment operating income	$48,444	$3,081	$18,728	$—	$70,253
Depreciation & amortization	10,418	785	3,210	—	14,413
Other income	(1,684)	—	(155)	—	(1,839)

Operating income	$39,710	$2,296	$15,673	$—	$57,679

	Year Ended December 31, 2010
	Chemical Logistics	Energy Logistics	Intermodal	Other	Total
Operating Revenues:
Transportation	$442,576	$—	$55,870	$—	$498,446
Service revenue	70,470	—	37,004	—	107,474
Fuel surcharge	72,053	—	8,625	—	80,678

Total operating revenues	$585,099	$—	$101,499	$—	$686,598

Segment revenue % of total revenue	85.2%	—	14.8%	—	100.0%

Segment operating income	$44,791	—	$16,863	—	$61,654
Depreciation & amortization	13,033	—	2,971	—	16,004
Other expense	8,901	—	14	—	8,915

Operating income	$22,857	$—	$13,878	$—	$36,735

	Year Ended December 31, 2009
	Chemical Logistics	Energy Logistics	Intermodal	Other	Total
Operating Revenues:
Transportation	$411,213	$—	$43,445	$—	$454,658
Service revenue	58,433	—	31,161	15,360	104,954
Fuel surcharge	49,104	—	4,893	—	53,997

Total operating revenues	$518,750	$—	$79,499	$15,360	$613,609

Segment revenue % of total revenue	84.5%	—	13.0%	2.5%	100.0%

Segment operating income	$36,961	$—	$11,287	$2,240	$50,488
Depreciation & amortization	16,028		2,790	1,400	20,218
Impairment charge	144,306	—	4,324	—	148,630
Other expense (income)	3,972	—	11	(7,167)	(3,184)

Operating (loss) income	$(127,345)	$—	$4,162	$8,007	$(115,176)

	2011 vs 2010	Chemical Logistics	Energy Logistics	Intermodal	Other	Total
Segment revenues	$ change	$15,571	$30,502	$13,280	$—	$59,353
	% change	2.7%	100.0%	13.1%	—	8.6%

Segment operating income	$ change	$3,653	$3,081	$1,865	$—	$8,599
	% change	8.2%	100.0%	11.1%	—	13.9%

	2010 vs 2009	Chemical Logistics	Energy Logistics	Intermodal	Other	Total
Segment revenues	$ change	$66,349	—	$22,000	$(15,360)	$72,989
	% change	12.8%	—	27.7%	(100.0)%	11.9%

Segment operating income	$ change	$7,830	—	$5,576	$(2,240)	$11,166
	% change	21.2%	—	49.4%	(100.0)%	22.1%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Operating revenue:

Chemical Logistics—revenues increased $15.6 million, or 2.7%, for 2011 compared to 2010 primarily due to an increase of $31.4 million of fuel surcharge revenue. Transportation revenue decreased by $12.8 million due to reduced linehaul revenue resulting from a decrease in chemical shipments primarily caused by a high level of driver turnover resulting from our implementation of EOBRs in our U.S. fleet. In addition, service revenue decreased by $3.0 million due primarily to decreased trailer rental revenue.

Energy Logistics—revenues increased $30.5 million, or 100.0%, for 2011 due to our entry into the gas and oil frac shale energy market during the year.

Intermodal—revenues increased $13.3 million, or 13.1%, for 2011 compared to 2010 due to an increase of $5.4 million in fuel surcharge revenue, an increase of $5.2 million in service revenue and an increase of $2.7 million in intermodal transportation and depot revenue, partially due to our acquisition of Greensville.

Other revenue—we had no other revenue in 2011 due to the sale of our tank wash business in 2009.

Operating income:

Chemical Logistics—operating income increased $3.7 million, or 8.2%, for 2011 compared to 2010 primarily due to cost reductions.

Energy Logistics—operating income increased $3.1 million, or 100.0%, for 2011 due to our entry into the gas and oil frac shale energy market.

Intermodal—operating income increased $1.9 million, or 11.1%, for 2011 compared to 2010 due to increased customer demand, partially offset by incremental costs to support the increase in revenue.

Other operating income—we had no other operating income in 2011 due to the sale of our tank wash business in 2009.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Operating revenue:

Chemical Logistics—revenues increased $66.3 million, or 12.8%, for 2010 compared to 2009 due to an increase of $31.4 million in transportation revenue, an increase of $22.9 million in fuel surcharge and an increase of $12.0 million in service revenue.

Intermodal—revenues increased $22.0 million, or 27.7%, for 2010 compared to 2009 due to an increase of $12.4 million in intermodal transportation and depot revenue, an increase in service revenue of $5.9 million and an increase of $3.7 million in fuel surcharge.

Other revenue—we had no other revenue in 2010 due to the sale of our tank wash business in 2009.

Operating income:

Chemical Logistics—operating income increased $7.8 million, or 21.2%, for 2010 compared to 2009 primarily due to an increase in linehaul revenue, an increase in equipment rentals and cost savings initiatives and the conversion of company-operated terminals to independent affiliate terminals.

Intermodal—operating income increased $5.6 million, or 49.4%, for 2010 compared to 2009 due to increased demand from existing customers.

Other operating income—we had no other operating income in 2010 due to the sale of our tank wash business in 2009.

Summarized segment operating results by quarter for 2011 are as follows (in thousands):

	Three Months Ended December 31, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$99,146	$9,099	$14,483	122,728
Service revenue	16,847	623	10,600	28,070
Fuel surcharge	24,407	64	3,481	27,952

Total operating revenue	140,400	9,786	28,564	178,750

Segment revenue % of total revenue	78.5%	5.5%	16.0%	100.0%
Segment operating income	11,249	1,539	3,946	16,734
Depreciation & amortization	2,668	457	818	3,943
Other income	(338)	—	(132)	(470)

Operating income	$8,919	$1,082	$3,260	$13,261

	Three Months Ended September 30, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$107,693	$18,341	$14,940	$140,974
Service revenue	16,981	306	10,851	28,138
Fuel surcharge	26,428	—	3,758	30,186

Total operating revenue	151,102	18,647	29,549	199,298

Segment revenue % of total revenue	75.8%	9.4%	14.8%	100.0%
Segment operating income	12,080	1,224	5,384	18,688
Depreciation & amortization	2,518	287	795	3,600
Other income	(145)	—	(53)	(198)

Operating income	$9,707	$937	$4,642	$15,286

	Three Months Ended June 30, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$112,318	$1,992	$15,087	$129,397
Service revenue	17,078	77	10,487	27,642
Fuel surcharge	29,014	—	3,940	32,954

Total operating revenue	158,410	2,069	29,514	189,993

Segment revenue % of total revenue	83.4%	1.1%	15.5%	100.0%
Segment operating income	14,333	318	4,735	19,386
Depreciation & amortization	2,537	41	800	3,378
Other (income) expense	(954)	—	23	(931)

Operating income	$12,750	$277	$3,912	$16,939

	Three Months Ended March 31, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$110,612	$—	$14,069	$124,681
Service revenue	16,508	—	10,230	26,738
Fuel surcharge	23,638	—	2,853	26,491

Total operating revenue	150,758	—	27,152	177,910

Segment revenue % of total revenue	84.7%	—	15.3%	100.0%
Segment operating income	10,782	—	4,663	15,445
Depreciation & amortization	2,695	—	797	3,492
Other (income) expense	(247)	—	7	(240)

Operating income	$8,334	$—	$3,859	$12,193

EXCHANGE RATES

We operate primarily in the United States but also have operations in Canada and Mexico. Our results of operations are affected by the relative strength of currencies in the countries where we operate. Approximately 6.1%, 5.5% and 6.1% of our revenue in 2011, 2010 and 2009, respectively, was generated outside the United States.

In comparing the average exchange rates between 2011 and 2010, the Canadian dollar appreciated against the United States dollar by approximately 4.2% while the Mexican peso depreciated against the United States dollar by approximately 1.8%. The change in exchange rates positively impacted revenue by approximately $1.8 million in 2011. The appreciation of the Canadian dollar was the primary reason for the $0.1 million net decrease in cumulative currency translation loss in shareholders’ deficit for 2011.

Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.2 million loss in 2011, a $0.2 million gain in 2010, and a $0.4 million gain in 2009. Risks associated with foreign currency fluctuations are discussed further in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs consist of working capital, capital expenditures and debt service. Our working capital needs depend upon the timing of our collections from customers and payments to others as well as our capital and operating lease payment obligations. Our capital expenditures primarily relate to acquiring trailers and energy market equipment and maintaining it. We reduced our capital expenditure requirements for our chemical logistics business by utilizing independent affiliates and independent owner-operators.

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For 2011, capital expenditures were $38.3 million and proceeds from sales of property and equipment were $16.5 million. Capital expenditures for 2011 included $21.5 million for equipment purchased to support our energy logistics business and proceeds from sales of property and equipment for 2011 included $8.8 million of energy equipment sales to independent affiliates. We generally expect our sustaining capital expenditures for our chemical logistics and intermodal businesses, net of proceeds from property and equipment sales, to be approximately 1% of operating segment revenues annually. During 2011, our capital outlays were higher than historical amounts as we organically built our base of energy logistics business. We currently expect net capital expenditures for 2012 to be approximately $21.0 million, of which approximately $9.0 million is for equipment required for our energy logistics business. Some of our independent affiliates who are engaged with us in the energy market may at times purchase some portion of this equipment from us. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses, or other factors.

Debt service consists of principal and interest payments on the outstanding balance of our New ABL Facility as well as our outstanding 2018 Notes. We have no major debt maturities prior to August 2016, when our New ABL Facility matures. During 2010 and 2011, note indebtedness was comprised primarily of our 2018 Notes and our 2013 PIK Notes, though the aggregate principal balance and composition of notes changed during the periods. We issued all $225.0 million aggregate principal amount of the 2018 Notes at 99.324% of par in the fourth quarter of 2010, and redeemed $47.5 million of our 2013 PIK Notes, discharged other notes and paid down a portion of our outstanding borrowings under the Previous ABL Facility. We repurchased $2.5 million and redeemed $10.0 million of our 2013 PIK Notes in December 2010 and January 2011, respectively. We redeemed $17.5 million of our 2013 PIK Notes with the proceeds from the offering of our common stock in March 2011. We redeemed the remaining $5.8 million of our 2013 PIK Notes in July 2011.

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

Our primary sources of liquidity for operations during the 2011 and 2010 periods have been cash flow from operations and borrowing availability under the New ABL Facility and Previous ABL Facility. At December 31, 2011, we had $82.3 million of borrowing availability under the New ABL Facility. We believe that, based on current operations and anticipated growth, our cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated capital expenditures, operating expenses and our other anticipated liquidity needs for the next twelve months. Anticipated debt maturities in 2016, the acquisition of other businesses or other events that we do not foresee may require us to seek alternative financing, such as restructuring or refinancing our long-term debt, selling assets or operations or selling additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under any of our debt agreements and we default on our obligations, our debt could be accelerated and our assets might not be sufficient to repay in full all of our obligations.

Cash Flows

The following summarizes our cash flows for 2011, 2010 and 2009 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements:

(In Thousands)	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$35,399	$21,071	$39,756
Net cash (used in) provided by investing activities	(30,458)	(1,079)	9,577
Net cash used in financing activities	(2,642)	(23,879)	(50,515)
Effect of exchange rates	1	7	28

Net increase (decrease) in cash	2,300	(3,880)	(1,154)
Cash at beginning of period	1,753	5,633	6,787

Cash at end of period	$4,053	$1,753	$5,633

We generated $35.4 million, $21.1 million and $39.8 million in net cash provided by operating activities in 2011, 2010 and 2009, respectively. The increase in cash provided by operating activities in 2011, compared to 2010, was primarily due to improved net income. In addition, we recognized gains on sales of unutilized equipment in 2011 compared with a loss in 2010. Our restructuring and cost reduction efforts prior to 2011 and reductions in our trailer fleet during 2011 have enabled us to generate stronger operating cash in 2011. The decrease in cash provided by operating activities in 2010, as compared to 2009, was primarily due to an increase in accounts receivable in the 2010 period resulting from higher revenue, slightly offset by an increase in our restructuring accrual.

Net cash used in investing activities in 2011 and 2010 was $(30.5) million and $(1.1) million, respectively. Net cash provided by investing activities in 2009 was $9.6 million. Capital expenditures totaled $38.3 million, $11.2 million and $8.2 million in 2011, 2010 and 2009, respectively, while proceeds from sales of property and equipment were $16.5 million, $10.1 million and $7.5 million, respectively. In 2011, we increased our capital expenditures to support our entry in the energy markets, which was partially offset by an increase in proceeds from the sale of equipment. In addition, we used $8.6 million for the acquisition of stock of Greensville in the fourth quarter of 2011. In 2010, we used proceeds of $10.1 million from sale of old unutilized revenue equipment to fund $11.2 million of new revenue equipment. In 2009, we received cash of $10.0 million from the sale of tank wash assets.

Net cash used in financing activities was $(2.6) million, $(23.9) million and $(50.5) million in 2011, 2010 and 2009, respectively. In 2011, net cash received from our equity offering of approximately $17.6 million, increased net borrowings of $27.0 million under our New and Previous ABL Facilities, and proceeds from the exercise of stock options of $1.8 million were utilized to redeem $27.5 million in principal amount of our 2013 PIK Notes, to pay down other debt and capital leases of $15.1 million, to pay fees related to our New ABL Facility and 2018 Notes of $5.0 million and to redeem for $1.8 million the preferred shares of our subsidiary, CLC, which were previously reflected on our balance sheet as redeemable noncontrolling interest. In 2010, cash was primarily utilized to repay $29.5 million under our Previous ABL Facility, to pay down $6.5 million of other debt and capital lease obligations, to pay financing fees of $5.6 million in connection with the issuance of our 2018 Notes, to pay a large insurance claim and issue a loan to a new independent affiliate. In 2009, we primarily used cash to repay $19.0 million of our borrowings under our Previous ABL Facility, to pay down $17.7 million of other debt and capital lease obligations, including $2.1 million used to repurchase $4.0 million in principal amount of 9% Notes, and to pay financing fees of $4.9 million in connection with debt refinancing transactions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a) (4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at December 31, 2011 over the periods we expect them to be paid (dollars in thousands):

	TOTAL	Year 2012	Years 2013 & 2014	Years 2015 & 2016	The Five Years after 2016
Operating leases (1)	$44,841	$12,343	$16,660	$13,110	$2,728
Total indebtedness (2)	299,443	4,139	3,672	66,632	225,000
Capital leases	9,101	5,261	3,840	—	—
Interest on indebtedness (3)	166,837	25,897	50,738	49,467	40,735

Total	$520,222	$47,640	$74,910	$129,209	$268,463

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. See Note 20 of the consolidated financial statements. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.

(2)	Includes aggregate unamortized discount of $1.5 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2011 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of December 31, 2011 will remain in effect until maturity.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Capital lease obligations	$9,101	$12,850
New ABL Facility	65,500	—
Previous ABL Facility	—	38,500
11.75% Senior Subordinated PIK Notes, due 2013	—	33,184
9.875% Second-Priority Senior Secured Notes, due 2018	225,000	225,000
Other Notes	8,943	11,327

Long-term debt, including current maturities	308,544	320,861
Discount on Notes	(1,481)	(3,529)

	307,063	317,332
Less current maturities of long-term debt (including capital lease obligations)	(9,400)	(8,563)

Long-term debt, less current maturities (including capital lease obligations)	$297,663	$308,769

Debt Retirement

The following is a schedule of our indebtedness at December 31, 2011 over the periods we are required to pay such indebtedness (in thousands):

	2012	2013	2014	2015	2016 and after	Total
Capital lease obligations	$5,261	$2,996	$844	$—	$—	$9,101
New ABL Facility	—	—	—	—	65,500	65,500
9.875% Second-Priority Senior Secured Notes, due 2018 (1)	—	—	—	—	225,000	225,000
Other Notes	4,139	2,678	994	866	266	8,943

Total	$9,400	$5,674	$1,838	$866	$290,766	$308,544

(1)	Amount does not include the remaining unamortized original issue discount of $1.5 million.

The following is a schedule of our debt issuance costs for the year ended December 31 (in thousands):

	2010	Write-off of Debt Issuance Costs	Additional Debt Issuance Costs	Transfer Related to Refinancing	2011 Amortization Expense	2011
New ABL Facility	$—	$—	$4,178	$1,288	$(372)	$5,094
Previous ABL Facility	3,015	(917)	—	(1,288)	(810)	—
11.75% Senior Subordinated PIK Notes, due 2013	410	(386)	—	—	(24)	—
9.875% Second-Priority Senior Secured Notes, due 2018	5,685	—	787	—	(912)	5,560

Total	$9,110	$(1,303)	$4,965	$—	$(2,118)	$10,654

Amortization expense of deferred issuance costs was $2.1 million, $2.7 million, and $2.8 million for the years ending December 31, 2011, 2010, and 2009, respectively, and is included in interest expense. We are amortizing these costs over the term of the debt instruments.

The New ABL Facility

On August 19, 2011, we entered into the New ABL Facility. The New ABL Facility provides for a revolving credit facility with a maturity of five years and a maximum borrowing capacity of $250.0 million. The New ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The New ABL Facility replaced the Previous ABL Facility. The proceeds of the New ABL Facility were used to repay all outstanding indebtedness under our Previous ABL Facility, and to pay related fees and expenses. The New ABL Facility is available for general corporate purposes, including permitted acquisitions. At December 31, 2011, we had $82.3 million of borrowing availability under the New ABL Facility.

Borrowings under the New ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at December 31, 2011 was 1.00% for base rate borrowings and 2.00% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the New ABL Facility. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the New ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the New ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding loans under the New ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the New ABL Facility at December 31, 2011 was 2.3%.

The borrowing base for the New ABL Facility consists of eligible accounts receivable, inventory, tractor and trailer equipment, real property and certain other equipment.

We have $5.5 million of debt issuance costs relating to the New ABL Facility, of which $4.2 million related to the new issuance and $1.3 million related to unamortized debt issuance costs of the Previous ABL Facility. We are amortizing the debt issuance costs over the remaining term of the New ABL Facility.

The Previous ABL Facility

Our Previous ABL Facility consisted of a current asset tranche in the amount of $205.0 million and a fixed asset tranche in the amount of $20.0 million. The Previous ABL Facility included a sublimit of up to $150.0 million to issue letters of credit and was available for working capital needs and general corporate purposes, including permitted acquisitions.

The interest rate under the current asset tranche was based, at our option, on either the administrative agent’s base rate plus 1.00% or on the Eurodollar LIBOR rate plus an applicable margin. The administrative agent’s base rate was equal to the greater of the federal funds overnight rate plus 0.50% or the prime rate. The interest rate under the fixed asset tranche was based, at our option, on either the administrative agent’s base rate plus 1.25% or on LIBOR plus an applicable margin. The applicable margin under either tranche was subject to increases or reductions based upon the amounts available for borrowing. The interest rate on the Previous ABL Facility at December 31, 2010 was 2.5% and at the time of retirement was 2.4%.

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

9.875% Second-Priority Senior Secured Notes Due 2018

On November 3, 2010, we issued $225.0 million aggregate principal amount of the 2018 Notes. With the proceeds of the issuance of the 2018 Notes, we repaid at maturity our 9% Notes, fully redeemed our 2012 Notes and our 2013 Senior Notes, redeemed $47.5 million of our 2013 PIK Notes, and paid down a portion of our outstanding borrowings under the Previous ABL Facility.

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

We recorded $6.6 million in debt issuance costs relating to the 2018 Notes, of which $6.4 million was related to the new issuance and $0.2 million of unamortized debt issuance costs related to the 2013 Senior Notes. We are amortizing these costs over the term of the 2018 Notes.

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

On December 3, 2010, we redeemed $47.5 million of these notes plus accrued and unpaid interest, in conjunction with the issuance of the 2018 Notes. On December 10, 2010 and December 20, 2010, we repurchased $2.2 million and $0.3 million, respectively, of these notes plus accrued and unpaid interest. On

January 20, 2011, we redeemed $10.0 million of these notes plus accrued and unpaid interest. On March 11, 2011, we redeemed $17.5 million of these notes plus accrued and unpaid interest. We redeemed the remaining $5.8 million principal amount of our 2013 PIK Notes in July 2011.

We recorded $1.5 million in debt issuance costs related to the 2013 PIK Notes, of which $0.5 million of unamortized debt issuance costs related to the 9% Notes and $1.0 million related to the new issuance. In addition, we recorded $6.7 million in note issuance discount due to warrants issued concurrently with the issuance of the 2013 PIK Notes. The amount represented the fair market value of the warrants at time of issuance. In conjunction with the December 3, 2010 redemption and the December 10, 2010 and December 20, 2010 repurchases, we wrote off $7.4 million of unamortized debt issuance costs and unamortized original issue discount in the fourth quarter of 2010. In connection with the January 20, 2011 and March 11, 2011 redemptions, we wrote off $1.8 million of unamortized debt issuance costs and unamortized original issue costs in the first quarter of 2011. In conjunction with the July 20, 2011 final redemption, we wrote off the remaining $0.3 million of unamortized debt issuance costs and unamortized original issue costs in the third quarter of 2011.

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

The indenture governing the 2018 Notes contains covenants that restrict, subject to certain exceptions, our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of QDI’s common stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. The indenture also provides certain customary events of default, which, if any of them occur, may result in the principal, interest and any other monetary obligations on the then outstanding 2018 Notes becoming payable immediately.

The payment obligations under the New ABL Facility are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the New ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first lien obligations. We believe that we were in compliance with the covenants under the ABL Facility and the 2018 Notes at December 31, 2011.

Other Liabilities and Obligations

As of December 31, 2011, we had $10.1 million of environmental liabilities, $22.6 million of pension plan obligations and $18.4 million of insurance claim obligations. The timing of the cash payments for environmental liabilities and insurance claims fluctuates from quarter to quarter. We expect to incur additional environmental costs in the future for environmental studies and remediation efforts that we will be required to undertake related to legacy CLC sites.

As of December 31, 2011, we had $29.4 million in outstanding letters of credit that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to ensure that we pay required claims. The letter of credit issued to our insurance administrator had a maximum draw amount of $22.9 million as of December 31, 2011. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $6.5 million of outstanding letters of credit as of December 31, 2011 relates to various other obligations.

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

The New ABL Facility and the indenture governing the 2018 Notes contain certain limitations on QD LLC’s ability to make distributions to QDI. We do not consider these restrictions to be significant, because QDI is a holding company with no significant operations or assets, other than ownership of 100% of QD LLC’s membership units. QD LLC’s direct and indirect wholly owned subsidiaries are generally permitted to make distributions to QD LLC, which is the principal obligor under the New ABL Facility and the 2018 Notes.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the New ABL Facility. With regard to the New ABL Facility at QD LLC’s option, the applicable margin for borrowings at December 31, 2011 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the New ABL Facility over the life of the New ABL Facility. The base rate under the New ABL Facility is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50%, and 30 day LIBOR plus 1.00%.

	Balance at December 31, 2011	Interest Rate at December 31, 2011	Effect of 1% Increase
	($ in 000s)		($ in 000s)
New ABL Facility	$65,500	2.31%	$655

At December 31, 2011, a 1% point increase in the current per annum interest rate would result in $0.7 million of additional interest expense during the next year. The foregoing calculation assumes an instantaneous 1% point increase in the rates under the New ABL Facility and that the principal amount is the amount outstanding as of December 31, 2011. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our various options to elect the lower of different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 6.1% of our consolidated revenue in 2011 and 5.5% of our consolidated revenue in 2010. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ deficit. Our revenue results for 2011 were positively impacted by a $1.8 million foreign currency movement, primarily due to the strengthening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for 2010 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.4 million in 2011, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our inter-company loans at December 31, 2011, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our chemical logistics and intermodal customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In 2011 and 2010, a majority of fuel costs were covered through fuel surcharges.

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

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, management has determined that our internal control over financial reporting was effective as of December 31, 2011.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to the directors, the Audit Committee of the Board of Directors, the Nomination Committee of the Board of Directors (known as the Corporate Governance Committee), and the Audit Committee financial expert, will be contained in our 2012 Proxy Statement. The 2012 Proxy Statement is expected to be filed on or about April 25, 2012. Such information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” will be in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding our Executive Compensation, Compensation Committee Interlocks and Insider Participation, and our Compensation Committee Report, we direct you to the section entitled “Executive Compensation” that will be in the 2012 Proxy Statement. We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related shareholder matters and equity compensation plans will be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from our 2012 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2012 Proxy Statement under the headings “Report of the Audit Committee of the Board of Directors,” “Appointment of the Independent Registered Certified Public Accounting Firm” and “Fees Paid to the Independent Registered Certified Public Accounting Firm in 2010 and 2011” is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as part of this report are as follows:

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

QUALITY DISTRIBUTION, INC.

March 5, 2012	/S/ GARY R. ENZOR
GARY R. ENZOR CHIEF EXECUTIVE OFFICER (DULY AUTHORIZED OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 5, 2012	/s/ Gary R. Enzor Gary R. Enzor	Chief Executive Officer and Director (Principal Executive Officer)

March 5, 2012	/s/ Joseph J. Troy Joseph J. Troy	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 5, 2012	* Thomas M. White	Director and Chairman of the Board

March 5, 2012	* Kevin E. Crowe	Director

March 5, 2012	* Richard B. Marchese	Director

March 5, 2012	* Thomas R. Miklich	Director

March 5, 2012	* M. Ali Rashid	Director

March 5, 2012	* Alan H. Schumacher	Director

*By:	/s/ Gary R. Enzor
Gary R. Enzor
Attorney-in-fact

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To: Board of Directors and shareholders of Quality Distribution, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ deficit and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Quality Distribution, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 5, 2012

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands, Except Per Share Data)

	Years ended December 31,
	2011	2010	2009
OPERATING REVENUES:
Transportation	$517,780	$498,446	$454,658
Service revenue	110,588	107,474	104,954
Fuel surcharge	117,583	80,678	53,997

Total operating revenues	745,951	686,598	613,609

OPERATING EXPENSES:
Purchased transportation	522,866	471,792	369,460
Compensation	61,098	57,563	76,955
Fuel, supplies and maintenance	51,102	54,367	66,527
Depreciation and amortization	14,413	16,004	20,218
Selling and administrative	21,647	19,339	24,572
Insurance costs	14,042	15,546	14,119
Taxes and licenses	2,211	2,218	3,578
Communication and utilities	2,732	4,119	7,910
Gain on sale of tank wash assets	—	—	(7,130)
(Gain) loss on disposal of property and equipment	(1,318)	1,136	450
Impairment charge	—	—	148,630
Restructuring (credit) costs	(521)	7,779	3,496

Total operating expenses	688,272	649,863	728,785

Operating income (loss)	57,679	36,735	(115,176)
Interest expense	29,497	36,170	28,335
Interest income	(585)	(622)	(288)
Write-off of debt issuance costs	3,181	7,391	20
Gain on extinguishment of debt	—	—	(1,870)
Other expense	214	791	1,912

Income (loss) before income taxes	25,372	(6,995)	(143,285)
Provision for income taxes	1,941	411	37,249

Net income (loss)	$23,431	$(7,406)	$(180,534)

PER SHARE DATA:
Net income (loss) per common share
Basic	$1.01	$(0.36)	$(9.28)

Diluted	$0.96	$(0.36)	$(9.28)

Weighted-average number of shares
Basic	23,088	20,382	19,449

Diluted	24,352	20,382	19,449

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Years ended December 31,
	2011	2010	2009
Net income (loss)	$23,431	$(7,406)	$(180,534)

Other comprehensive (loss) income:
Adjustment to pension obligation	(5,213)	(520)	1,035
Translation adjustment	26	(87)	(134)

Total other comprehensive (loss) income	(5,187)	(607)	901

Comprehensive income (loss)	$18,244	$(8,013)	$(179,633)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(In thousands)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,053	$1,753
Accounts receivable, net	90,567	80,895
Prepaid expenses	7,849	6,911
Deferred tax asset, net	4,048	3,848
Other	3,858	4,891

Total current assets	110,375	98,298
Property and equipment, net	125,892	113,419
Goodwill	31,344	27,023
Intangibles, net	18,471	16,924
Other assets	16,313	15,671

Total assets	$302,395	$271,335

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$4,139	$3,991
Current maturities of capital lease obligations	5,261	4,572
Accounts payable	7,571	7,200
Independent affiliates and independent owner-operators payable	9,795	11,059
Accrued expenses	25,327	24,363
Environmental liabilities	3,878	3,687
Accrued loss and damage claims	8,614	8,471

Total current liabilities	64,585	63,343
Long-term indebtedness, less current maturities	293,823	300,491
Capital lease obligations, less current maturities	3,840	8,278
Environmental liabilities	6,222	7,255
Accrued loss and damage claims	9,768	10,454
Other non-current liabilities	30,342	26,060

Total liabilities	408,580	415,881
Commitments and contingencies—Note 20
Redeemable noncontrolling interest	—	1,833

SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 24,207 issued and 23,940 outstanding at December 31, 2011 and 21,678 issued and 21,458 outstanding at December 31, 2010.	393,859	371,288
Treasury stock, 267 shares at December 31, 2011 and 220 shares at December 31, 2010.	(1,878)	(1,593)
Accumulated deficit	(278,543)	(301,974)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(31,381)	(26,194)
Stock purchase warrants	1,347	1,683

Total shareholders’ deficit	(106,185)	(146,379)

Total liabilities, redeemable noncontrolling interest and shareholders’ deficit	$302,395	$271,335

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2011, 2010 and 2009 (In thousands)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Stock Subscription Receivables	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2008	19,754	(205)	$362,945	$(1,580)	$(114,034)	$(189,589)	$(26,488)	$—	$(234)	$31,020
Net loss	—	—	—	—	(180,534)	—	—	—	—	(180,534)
Issuance of restricted stock	543	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(15)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	388	—	—	—	—	—	—	388
Amortization of stock options	—	—	713	—	—	—	—	—	—	713
Forgiveness of stock subscription receivable	—	—	—	—	—	—	—	—	80	80
Issuance of stock purchase warrants	—	—	—	—	—	—	—	6,696	—	6,696
Translation adjustment, net of tax	—	—	—	—	—	—	(134)	—	—	(134)
Adjustment to pension obligation, net of tax	—	—	—	—	—	—	1,035	—	—	1,035

Balance, December 31, 2009	20,297	(220)	$364,046	$(1,580)	$(294,568)	$(189,589)	(25,587)	$6,696	$(154)	$(140,736)

Net loss	—	—	—	—	(7,406)	—	—	—	—	(7,406)
Issuance of restricted stock	69	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—		—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	923	—	—	—	—	—	—	923
Amortization of stock options	—	—	1,350	—	—	—	—	—	—	1,350
Stock warrant exercise	1,311	—	5,013	—	—	—	—	(5,013)	—	—
Stock option exercise	1	—	3	—	—	—	—	—	—	3
Forgiveness of stock subscription receivable	—	—	—	—	—	—	—	—	21	21
Satisfaction of stock subscription receivables	—	—	(47)	(13)	—	—	—	—	60	—
Other stock transactions	—	—	—	—	—	—	—	—	73	73
Translation adjustment, net of tax	—	—	—	—	—	—	(87)	—	—	(87)
Adjustment to pension obligation, net of tax	—	—	—	—	—	—	(520)	—	—	(520)

Balance, December 31, 2010	21,678	(220)	$371,288	$(1,593)	$(301,974)	$(189,589)	$(26,194)	$1,683	$—	$(146,379)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2011, 2010 and 2009 (In thousands) continued

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Total Shareholders’ Deficit
Balance, December 31, 2010	21,678	(220)	$371,288	$(1,593)	$(301,974)	$(189,589)	$(26,194)	$1,683	$(146,379)
Net income	—	—	—	—	23,431	—	—	—	23,431
Issuance of restricted stock	93	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(42)	—	(272)	—	—	—	—	(272)
Amortization of restricted stock	—	—	1,097	—	—	—	—	—	1,097
Amortization of stock options	—	—	1,777	—	—	—	—	—	1,777
Stock warrant exercise	88	—	336	—	—	—	—	(336)	—
Stock option exercise	348	(1)	1,781	(13)	—	—	—	—	1,768
Proceeds from equity offering, net of transaction costs	2,000	—	17,580	—	—	—	—	—	17,580
Satisfaction of stock subscription receivables	—	(4)	—	—	—	—	—	—	—
Translation adjustment, net of tax	—	—	—	—	—	—	26	—	26
Adjustment to pension obligation, net of tax	—	—	—	—	—	—	(5,213)	—	(5,213)

Balance, December 31, 2011	24,207	(267)	$393,859	$(1,878)	$(278,543)	$(189,589)	$(31,381)	$1,347	$(106,185)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,431	$(7,406)	$(180,534)
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Deferred income tax provision (benefit)	8,500	(2,792)	(4,234)
Depreciation and amortization	14,413	16,004	20,218
Bad debt (recoveries) expense	(800)	(1,279)	1,838
Gain on sale of tank wash assets	—	—	(7,130)
(Gain ) loss on disposal of property and equipment	(1,318)	1,136	450
Impairment charge	—	—	148,630
PIK interest on Senior Subordinated Notes	196	2,027	469
Gain on extinguishment of debt	—	—	(1,870)
Financing costs	—	174	2,323
Unconsummated stock offering costs	—	735	—
Write-off of deferred financing costs	1,468	2,946	20
Write-off of bond discount	1,713	4,445	—
Stock-based compensation	2,874	2,273	1,101
Amortization of deferred financing costs	2,118	2,742	2,826
Amortization of bond discount	333	2,231	1,358
Noncontrolling interest dividends	38	145	145
(Benefit from) provision for deferred tax asset valuation allowance	(8,500)	2,792	41,577
Changes in assets and liabilities:
Accounts receivables	(7,738)	(9,155)	9,945
Prepaid expenses	2,793	4,212	5,254
Other assets	1,021	(3,458)	2,776
Accounts payable	(743)	579	(2,844)
Accrued expenses	(1,881)	3,202	(4,150)
Environmental liabilities	(843)	(705)	794
Accrued loss and damage claims	(543)	(471)	(2,124)
Independent affiliates and independent owner-operators payable	(1,264)	1,325	2,085
Other liabilities	(852)	(782)	233
Current income taxes	983	151	600

Net cash provided by operating activities	35,399	21,071	39,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38,340)	(11,184)	(8,221)
Acquisition of Greensville Transport Company	(8,594)	—	—
Acquisition purchase price adjustment	—	—	266
Proceeds from sale of tank wash assets	—	—	10,000
Proceeds from sales of property and equipment	16,476	10,105	7,532

Net cash (used in) provided by investing activities	(30,458)	(1,079)	9,577

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	223,479	—
Principal payments on long-term debt	(38,075)	(205,615)	(9,829)
Principal payments on capital lease obligations	(4,532)	(5,162)	(7,913)
Proceeds from revolver	175,457	59,200	28,600
Payments on revolver	(148,457)	(88,700)	(47,600)
Payments on acquisition notes	(632)	(917)	(966)
Financing costs	—	(174)	(2,323)
Deferred financing costs	(4,965)	(5,594)	(2,554)
Unconsummated stock offering costs	—	(735)	—
Change in book overdraft	1,085	441	(7,785)
Noncontrolling interest dividends	(38)	(145)	(145)
Redemption of noncontrolling interest	(1,833)	—	—
Proceeds from equity offering, net of transaction cots	17,580	—	—
Proceeds from exercise of stock options	1,768	43	—

Net cash used in financing activities	(2,642)	(23,879)	(50,515)

Effect of exchange rate changes on cash	1	7	28

Net increase (decrease) in cash and cash equivalents	2,300	(3,880)	(1,154)
Cash and cash equivalents, beginning of year	1,753	5,633	6,787

Cash and cash equivalents, end of year	$4,053	$1,753	$5,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$26,535	$29,427	$22,704

Income Taxes	949	494	182

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION:
Minimum pension liability accrual, net of tax	$6,484	$1,813	$248

Original and amended capital lease obligations and lease residual guarantees	2,153	846	1,280

Notes payable (receivable) for purchase (sale) of business assets	497	784	(3,000)

Notes payable—insurance fundings	2,062	1,582	1,879

Warrant discount on notes issuance	—	—	6,696

Liabilities assumed with acquisition of Greensville	821	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

1. BUSINESS ORGANIZATION

Quality Distribution, Inc. (the “Company”, “QDI”, or “we”) and its subsidiaries are engaged primarily in transportation of bulk chemicals in North America. We are the largest provider of intermodal ISO tank container and depot services in North America through our wholly owned subsidiary, Boasso America Corporation (“Boasso”), which also includes Greensville Transport Company (“Greensville”). In 2011, we entered the gas and oil frac shale energy markets, providing logistics services to these markets through our wholly owned subsidiaries, QC Energy Resources, Inc. and QC Energy Resources, LLC, collectively (“QCER”). We conduct a significant portion of our business through a network of independent affiliates and independent owner-operators. Independent affiliates are companies which enter into various term contracts with the Company. Independent affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Most of the independent affiliates lease trailers from us. Independent owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with independent owner-operators may be terminated by either party on short notice. We charge independent affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, independent affiliates and independent owner-operators are normally paid a percentage of the revenues collected on each load hauled.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States using U.S. dollars as the reporting currency as the majority of our business is in the U.S. The consolidated financial statements include the accounts of QDI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Redeemable noncontrolling interest in 2010 reflected outstanding preferred stock of Chemical Leaman Corp. (“CLC”), a wholly-owned subsidiary of QDI, which was fully redeemed in 2011.

An amount of $1.1 million related to an insurance premium refund received was identified as a prior period error which was corrected and recorded during the fourth quarter of 2011. We concluded that this adjustment was not material to our interim and annual consolidated financial statements for 2011 or the financial statements for any prior period based on our consideration of quantitative and qualitative factors.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Tires

We capitalize the cost of tires mounted on tractors and trailers that we acquire as a part of the total equipment cost and depreciate the cost over the useful life of the related equipment. Subsequent replacement tires are expensed at the time those tires are placed in service similar to other repairs and maintenance costs.

Property and Equipment and Impairment on Long-Lived Assets

Property and equipment expenditures, including tractor and trailer rebuilds that extend the useful lives of such equipment, are capitalized and recorded at cost. For financial statement purposes, these assets are depreciated using the straight-line method over the estimated useful lives of the assets to an estimated salvage value.

The asset lives used are presented in the following table:

Average Lives (in years)
Buildings and improvements	10 - 25
Tractors and terminal equipment	5 - 7
Trailers	15 - 20
Energy market equipment	4 - 15
Furniture and fixtures	3 - 5
Other equipment	3 - 10

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

Goodwill and Intangible Assets—We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment arise, in accordance with Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangible assets. We evaluate goodwill for impairment by determining the fair value for each reporting unit to which our goodwill relates. At June 30, 2011, our intermodal segment was our only reporting unit that contained goodwill. Our intermodal segment contains goodwill and other identifiable intangible assets associated with our Boasso acquisition in December 2007 and our Greensville acquisition in November 2011.

The methodology applied in the analysis performed at June 30, 2011 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2011 and 2010. As a result of our analysis at June 30,

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

2009, a total impairment charge to goodwill of $146.2 million was necessary, of which $144.3 million was related to our chemical logistics segment, eliminating 100% of the carrying amount of goodwill of that segment, and $1.9 million was related to our intermodal segment.

We continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2011 through year end 2011, including the quarter ended December 31, 2011. There were no indications that a triggering event had occurred as of December 31, 2011. As of December 31, 2011, we had total goodwill of $31.3 million, all of which was allocated to our intermodal segment. As of December 31, 2011, we had total intangibles of $18.5 million, of which $17.9 million was allocated to our intermodal segment and $0.6 million was allocated to our chemical logistics segment.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

A valuation allowance has been maintained for 100% of our net deferred tax asset as we believe it does not meet the “more likely than not” criteria. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If any of the assumptions and related estimates changes in the future, it may impact the valuation allowance and related income tax expense in the same period.

During the second quarter of 2009, an impairment charge of $148.6 million was recorded and as a result the Company determined that it was in a cumulative loss position. We based this analysis on a rolling thirty-six month calculation of U.S. earnings along with other criteria at each reporting date. As a result of this negative evidence, we determined that it was more likely than not that the Company’s net deferred tax asset was not realizable. For purposes of assessing realizability of the deferred tax assets, cumulative losses in recent years were considered significant negative evidence and caused us to conclude that the Company would not fully realize the deferred tax assets. This evidence was weighed against positive evidence such as positive forecasted earnings and when our net operating loss carryforward will expire. The negative evidence outweighed the positive evidence and as a result, a $41.2 million deferred tax valuation allowance was recorded.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

At December 31, 2011 we had an estimated $77.0 million in federal net operating loss carryforwards, $3.0 million of unrecognized federal operating loss carryforwards related to excess stock compensation deductions and uncertain tax position deductions, $2.4 million in alternative minimum tax credit carryforwards and $4.8 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2030, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for 10 years. We do not have a history of net operating loss or tax credit carryforwards expiring unused; however, we have determined based on the weight of available evidence that it is more likely than not that some or all of the carryforwards may expire.

We continue to evaluate quarterly, the positive and negative evidence regarding the realization of net deferred tax assets in accordance with FASB guidance for income taxes. Included in this assessment are estimates of projected future taxable income, our measurement of whether there are cumulative losses in recent years, and certain other criteria. Significant management judgment is required in this process and based on our assessment as of December 31, 2011, we concluded that realization is not assured and it is more likely than not that our deferred tax asset will not be realized. Therefore, we maintain a 100% valuation allowance against the deferred tax asset.

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

Accrued Loss and Damage Claims

We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of December 31, 2011, we had $22.9 million in an outstanding letter of credit to our insurance administrator to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letter

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

of credit. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own safety department personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Redeemable Noncontrolling Interest

Shares of Series C preferred stock of our subsidiary, CLC, were held by two shareholders that were affiliated with us. These shareholders were entitled to dividends on each of their shares of Series C preferred stock, payable quarterly, at a rate of 8.0% (or $480 per preferred share) per annum. At December 31, 2010, all 302 shares were outstanding, fully redeemable and carried at a maximum aggregate redemption value of $1.8 million in accordance with FASB guidance. In 2009, we adopted FASB guidance that required us to report the noncontrolling interest as a temporary equity item. On March 3, 2011, we fully redeemed all 302 shares for $1.8 million plus accrued dividends through the redemption date.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows as of December 31 (in thousands):

	2011	2010
Unrecognized loss and prior service costs	$30,244	$25,031
Foreign currency translation adjustment	1,137	1,163

	$31,381	$26,194

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Service Revenue

The components of service revenue are as follows for the year ended December 31 (in thousands):

	2011	2010	2009
Rental revenue	$50,726	$53,911	$42,115
Intermodal and depot revenues	42,169	37,004	31,161
Tank wash revenue	—	—	19,530
Other revenue	17,693	16,559	12,148

	$110,588	$107,474	$104,954

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

Leased Assets

We have both capital and operating leases. The initial leases for most of our tractors and trailers have terms that range from four to six years. Some leases require us to pay the lessor a minimum residual amount at the end of the lease. For operating leases, we accrue this residual by recording a prepaid rent amount and amortizing a monthly amount as rental expense and also record a liability that is increased every year by recognizing interest expense. This residual amount is recorded in the balance sheet category “Other non-current liabilities.” For capital leases, the residual is included as part of the cost of the capitalized leased asset.

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

New Accounting Pronouncements

In December 2010, FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro forma financial information for business combinations. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

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

In June 2011, the FASB updated its guidance on comprehensive income. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two segments, net income and other comprehensive income, or in two separate but consecutive statements. This amendment is effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company adopted this amended guidance for its fiscal year ending December 31, 2011 by presenting a separate statement of comprehensive income.

In September 2011, the FASB issued additional amendments to the guidance on goodwill testing for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This amendment is effective for fiscal years beginning after December 31, 2011, with early adoption permitted in limited circumstances. Adoption of this amendment is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued amended guidance that requires employers to provide additional separate disclosures for multi-employer pension plans and multi-employer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multi-employer pension plans. The new disclosure requirements are required for fiscal years ending after December 15, 2011. The Company adopted this amended guidance for its fiscal year ending December 31, 2011.

3. VARIABLE INTEREST ENTITIES

At December 31, 2011, we hold a variable interest in one variable interest entity (“VIE”) for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contract with the VIE, the operating structure of the VIE and our role with the VIE that we do not have the power to direct activities that most significantly impact its economic performance. Therefore, we are not required to consolidate the operations of this VIE.

The VIE is an independent affiliate that is directly engaged in the dry bulk business through the management of three trucking terminals in the North East region of the U.S. As such, this business is highly seasonal. We are involved with this VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $2.6 million at December 31, 2011. These loans are secured by a second priority lien on assets of the VIE.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Severe winter weather in the fourth quarter of 2010 and the first quarter of 2011 created cash flow constraints for this VIE in the first quarter of 2011. While the VIE’s business and cash flow improved throughout the remainder of 2011, as expected, we remain reliant on collateral for the repayment of our loans. During the first quarter of 2011, we recorded a $0.5 million reserve against our $2.6 million of loans receivable. This reserve was reversed during the fourth quarter of 2011 based on an assessment of the VIE’s improved business performance and the Company’s improved collateral position.

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

Fair Value Measurements on a Nonrecurring Basis

Long-term indebtedness

The fair value of our long-term indebtedness is based on level 2 quoted market prices. As of December 31, 2011, the carrying value and fair value are as follows (in thousands):

	Carrying Value	Fair Value
9.875% Second-Priority Senior Secured Notes, due 2018	$225,000	$231,188

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

5. EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations to earnings (loss) per share computations follows (in thousands except per share amounts):

	December 31, 2011			December 31, 2010			December 31, 2009
	Earnings from continuing operations (numerator)	Shares (denominator)	Per- share amount	Loss from continuing operations (numerator)	Shares (denominator)	Per- share amount	Loss from continuing operations (numerator)	Shares (denominator)	Per- share amount
Basic earnings (loss) available to common shareholders:
Earnings (loss)	$23,431	23,088	$1.01	$(7,406)	20,382	$(0.36)	$(180,534)	19,449	$(9.28)

Effect of dilutive securities:
Stock options		635			—			—
Unvested restricted stock		200			—			—
Unexercised stock warrants		429			—			—

Diluted earnings (loss) available to common shareholders:
Earnings (loss)	$23,431	24,352	$0.96	$(7,406)	20,382	$(0.36)	$(180,534)	19,449	$(9.28)

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

The following securities were not included in the calculation of diluted EPS because such inclusion would be anti-dilutive (in thousands):

	For the years ended December 31,
	2011	2010	2009
Stock options	1,573	2,126	2,171
Restricted stock	134	313	610
Warrants	1	1	1,747

6. ACQUISITIONS AND DISPOSITIONS

On November 1, 2011, Boasso acquired all of the outstanding stock of Greensville Transport Company (“Greensville”). The purchase price was $8.6 million, paid in cash, with an additional $0.5 million to be paid in cash, subject to Greensville meeting certain future operating performance criteria. An additional $0.4 million will be paid in cash for a 338(h)(10) tax election. Greensville is headquartered in Chesapeake, Virginia and is a leading provider of ISO tank container and depot services with access to ports in Virginia, Maryland and South Carolina. For its fiscal year ended December 31, 2010, Greensville had revenues of approximately $8.0 million. Proforma information for the acquisition has not been presented as the acquisition was not significant.

During 2010, we did not complete any acquisitions or dispositions of businesses.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

7. SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
2011
Operating revenues	$177,910	$189,993	$199,298	$178,750
Operating income	12,193	16,939	15,286	13,261
Net income	2,722	9,046	6,187	5,476
Income per share—basic	0.12	0.39	0.26	0.23
Income per share—diluted	0.12	0.37	0.25	0.22
2010
Operating revenues	$161,333	$177,552	$181,948	$165,765
Operating income	8,684	11,223	9,837	6,991
Net income (loss)	798	2,056	421	(10,681)
Income (loss) per share—basic	0.04	0.10	0.02	(0.51)
Income (loss) per share—diluted	0.04	0.09	0.02	(0.51)

In 2011, we recognized a restructuring credit of $0.5 million in the first quarter. Results for the first quarter of 2011 include a write-off of debt issuance costs of $1.8 million related to the partial redemption of our 2013 PIK Notes. Results for the third quarter of 2011 include a write-off of debt issuance costs of $0.3 million related to the final redemption of our 2013 PIK Notes and a write-off of debt issuance costs of $0.9 million related to the refinancing of our Previous ABL Facility.

In 2010, we recognized $7.8 million in restructuring costs. Results for the fourth quarter of 2010 include a $7.4 million write-off of debt issuance costs related to the issuance of our 2018 Notes and subsequent redemption of other notes.

8. RESTRUCTURING

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010. The restructuring plan consisted of various actions including termination of approximately 380 non-driver positions and the consolidation, closure or affiliation of underperforming company terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters, and resulted in charges during 2008, 2009 and 2010 primarily related to our chemical logistics segment. As of December 31, 2011, $2.8 million was accrued related to the restructuring charges which are expected to be paid through 2017. This amount reflects a reduction of $0.5 million recorded in the second quarter of 2011, due to lower than anticipated costs to discharge our withdrawal liability from one multi-employer pension plan.

In the year ended December 31, 2011, we had the following activity in our restructuring accrual (in thousands):

	Balance at December 31, 2010	Additions	Payments	Reductions	Balance at December 31, 2011
Restructuring accrual	$5,449	$—	$(2,146)	$(521)	$2,782

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

9. SEGMENT REPORTING

Reportable Segments

In connection with our entry into the gas and oil frac shale energy market in 2011, a new segment for financial reporting purposes was identified during the fourth quarter of 2011, to better distinguish logistics services to the energy markets from logistics services to the chemical markets based upon how these businesses are managed. Our previous logistics segment was renamed Chemical Logistics.

We have three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network of 29 independent affiliates, and equipment rental income;

•	Energy Logistics, which consists primarily of the transportation of fresh water, disposal water and oil for the energy logistics markets, primarily through 2 independent affiliates; and

•

Intermodal, which consists solely of Boasso and Greensville’s International Organization for Standardization or intermodal ISO tank container transportation and depot services supporting the international movement of bulk liquids.

Segment revenues and operating income include fuel surcharge to the chemical logistics and intermodal segments. The operating income reported in our segments excludes amounts such as gains and losses on disposal of property and equipment, restructuring costs, impairment charge, corporate and other unallocated amounts. Corporate and unallocated amounts include depreciation and amortization and other gains and losses, and are included in our chemical logistics segment. Although these amounts are excluded from the business segment results, they are included in reported consolidated earnings. In 2009, revenues contained in the “other” segment represent revenues from our tank wash business which was sold during the fourth quarter of 2009. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment data and a reconciliation to income (loss) before income taxes for the years ended December 31 follows (in thousands):

	December 31, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Other	Total
Operating Revenues:
Transportation	$429,769	$29,432	$58,579	$—	$517,780
Service revenue	67,414	1,006	42,168	—	110,588
Fuel surcharge	103,487	64	14,032	—	117,583

Total operating revenues	600,670	30,502	114,779	—	745,951

Segment operating income	48,444	3,081	18,728	—	70,253
Depreciation & amortization	10,418	785	3,210	—	14,413
Other income	(1,684)	—	(155)	—	(1,839)

Operating income	39,710	2,296	15,673	—	57,679

Interest expense	23,447	—	6,050	—	29,497
Interest income	(585)	—	—	—	(585)
Other expense	2,329	—	1,066	—	3,395

Income before income taxes	$14,519	$2,296	$8,557	$—	$25,372

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

	December 31, 2010
	Chemical Logistics	Energy Logistics	Intermodal	Other	Total
Operating Revenues:
Transportation	$442,576	$—	$55,870	$—	$498,446
Service revenue	70,470	—	37,004	—	107,474
Fuel surcharge	72,053	—	8,625	—	80,678

Total operating revenues	585,099	—	101,499	—	686,598

Segment operating income	44,791	—	16,863	—	61,654
Depreciation & amortization	13,033	—	2,971	—	16,004
Other expense (income)	8,901	—	14	—	8,915

Operating income	22,857	—	13,878	—	36,735

Interest expense	30,105	—	6,065	—	36,170
Interest income	(622)	—	—	—	(622)
Other expense	7,033	—	1,149	—	8,182

(Loss) income before income taxes	$(13,659)	$—	$6,664	$—	$(6,995)

	December 31, 2009
	Chemical Logistics	Energy Logistics	Intermodal	Other	Total
Operating Revenues:
Transportation	$411,213	$—	$43,445	$—	$454,658
Service revenue	58,433	—	31,161	15,360	104,954
Fuel surcharge	49,104	—	4,893	—	53,997

Total operating revenues	518,750	—	79,499	15,360	613,609

Segment operating income	36,961	—	11,287	2,240	50,488
Depreciation & amortization	16,028	—	2,790	1,400	20,218
Impairment charge (1)	144,306	—	4,324	—	148,630
Other expense (income)	3,972	—	11	(7,167)	(3,184)

Operating (loss) income	(127,345)	—	4,162	8,007	(115,176)

Interest expense	22,250	—	6, 085	—	28,335
Interest income	(241)	—	—	(47)	(288)
Other (income) expense	(1,377)	—	1,427	12	62

(Loss) income before income taxes	$(147,977)	$—	$(3,350)	$8,042	$(143,285)

(1)	Includes an impairment charge of $144.3 million related to our chemical logistics segment and an impairment charge of $4.3 million related to our intermodal segment related to goodwill and intangible assets.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

10. GEOGRAPHIC SEGMENTS

Our operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the years ended December 31 is as follows (in thousands):

	2011
	U.S.	International	Consolidated
Total operating revenues	$700,641	$45,310	$745,951
Operating income	50,083	7,596	57,679
Long-term identifiable assets (1)	119,879	6,013	125,892

	2010
	U.S.	International	Consolidated
Total operating revenues	$648,634	$37,964	$686,598
Operating income	32,086	4,649	36,735
Long-term identifiable assets (1)	106,148	7,271	113,419

	2009
	U.S.	International	Consolidated
Total operating revenues	$576,405	$37,204	$613,609
Operating (loss) income	(119,288)	4,112	(115,176)
Long-term identifiable assets (1)	119,340	7,989	127,329

(1)	Includes property and equipment.

11. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31 (in thousands):

	2011	2010
Trade accounts receivable	$86,092	$73,527
Independent affiliate and independent owner-operator receivables	2,487	6,893
Other receivables	2,662	1,317

	91,241	81,737
Less allowance for doubtful accounts	(674)	(842)

	$90,567	$80,895

The activity in the allowance for doubtful accounts for the years ended December 31 is as follows (in thousands):

	2011	2010
Balance, beginning of period	$(842)	$(1,804)
Adjustment to bad debt expense	800	1,279
Write-offs, net of recoveries	(632)	(317)

Balance, end of period	$(674)	$(842)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

12. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2011	2010
Land and improvements	$13,462	$12,907
Buildings and improvements	26,903	24,851
Revenue equipment	190,175	203,279
Other equipment	31,946	24,281

Total property and equipment	262,486	265,318
Accumulated depreciation	(136,594)	(151,899)

Property and equipment, net	$125,892	$113,419

Depreciation expense was $13.0 million, $14.5 million and $18.6 million for the years ending December 31, 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, we had $17.6 million and $19.2 million of capitalized cost and $2.8 million and $3.2 million of accumulated depreciation of equipment under capital leases, respectively, included in revenue equipment in the above schedule.

13. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Under the FASB guidance, goodwill and indefinite-lived intangible assets are subject to an annual impairment test as well as impairment assessments when certain triggering events occur. We evaluate goodwill for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit to which our goodwill relates. These reporting units may contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30. The methodology applied in the analysis performed at June 30, 2011 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2011 and 2010. As a result of our analysis as of June 30, 2009, we recorded a total impairment charge to goodwill of $146.2 million, of which $144.3 million was related to our chemical logistics segment, eliminating 100% of the carrying amount of goodwill of that segment, and $1.9 million was related to our intermodal segment.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

Goodwill within our intermodal segment and the related changes were as follows (in thousands):

	2009	2010	Addition Acquisition of Greensville	2011
Intermodal	$27.0	$27.0	$4.3	$31.3

Intangible Assets

Intangible assets at December 31, 2011 are as follows (in thousands):

	Gross book value	Accumulated amortization	2011 Additions	Net book value	Average lives (in years)
Tradename	$7,400	$—	$—	$7,400	Indefinite
Customer relationships	11,900	(4,000)	2,360	10,260	12
Non-compete agreements	2,593	(2,409)	627	811	3 – 5

	$21,893	$(6,409)	$2,987	$18,471

Of the total intangibles of $18.5 million at December 31, 2011, $17.9 million was allocated to our intermodal segment and $0.6 million was allocated to our chemical logistics segment.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Amortization expense for the years ended December 31, 2011, 2010, and 2009 was $1.4 million, $1.5 million and $1.6 million, respectively. Estimated amortization expense for intangible assets is as follows (in thousands):

2012	$1,594
2013	1,385
2014	1,346
2015	1,214
2016 and after	5,532

14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable includes $1.6 million and $0.5 million of book overdrafts at December 31, 2011 and 2010, respectively.

Accrued expenses include the following at December 31 (in thousands):

	2011	2010
Salaries, wages and benefits	$5,519	$4,824
Accrued interest	4,184	4,080
Claims and deposits	4,538	4,326
Taxes	2,185	1,328
Other	8,901	9,805

	$25,327	$24,363

15. LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31 (in thousands):

	2011	2010
Capital lease obligations	$9,101	$12,850
New ABL Facility	65,500	—
Previous ABL Facility	—	38,500
11.75% Senior Subordinated PIK Notes, due 2013	—	33,184
9.875% Second-Priority Senior Secured Notes, due 2018	225,000	225,000
Other Notes	8,943	11,327

Long-term debt, including current maturities	308,544	320,861
Discount on Notes	(1,481)	(3,529)

	307,063	317,332
Less current maturities of long-term debt (including capital lease obligations)	(9,400)	(8,563)

Long-term debt, less current maturities (including capital lease obligations)	$297,663	$308,769

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

The New ABL Facility

On August 19, 2011, we entered into the New ABL Facility. The New ABL Facility provides for a revolving credit facility with a maturity of five years and a maximum borrowing capacity of $250.0 million. The New ABL Facility includes sub-limit capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The New ABL Facility replaced the Previous ABL Facility. The proceeds of the New ABL Facility were used to repay all outstanding indebtedness under our Previous ABL Facility, and to pay related fees and expenses. The New ABL Facility is available for general corporate purposes, including permitted acquisitions. At December 31, 2011, we had $82.3 million of borrowing availability under the New ABL Facility.

Borrowings under the New ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at December 31, 2011 was 1.00% for base rate borrowings and 2.00% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the New ABL Facility. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the New ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the New ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding loans under the New ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the New ABL Facility at December 31, 2011 was 2.3%.

The borrowing base for the New ABL Facility consists of eligible accounts receivable, inventory, tractor and trailer equipment, real property and certain other equipment.

We have $5.5 million of debt issuance costs relating to the New ABL Facility, of which $4.2 million related to the new issuance and $1.3 million related to unamortized debt issuance costs of the Previous ABL Facility. We are amortizing the debt issuance costs over the remaining term of the New ABL Facility.

The Previous ABL Facility

Our Previous ABL Facility consisted of a current asset tranche in the amount of $205.0 million and a fixed asset tranche in the amount of $20.0 million. The Previous ABL Facility included a sublimit of up to $150.0 million to issue letters of credit and was available for working capital needs and general corporate purposes, including permitted acquisitions.

The interest rate under the current asset tranche was based, at our option, on either the administrative agent’s base rate plus 1.00% or on the Eurodollar LIBOR rate plus an applicable margin. The administrative agent’s base rate was equal to the greater of the federal funds overnight rate plus 0.50% or the prime rate. The interest rate under the fixed asset tranche was based, at our option, on either the administrative agent’s base rate plus 1.25% or on LIBOR plus an applicable margin. The applicable margin under either tranche was subject to increases or reductions based upon the amounts available for borrowing. The interest rate on the Previous ABL Facility at December 31, 2010 was 2.5%.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

The refinancing of the Previous ABL Facility in August 2011 described above was treated partially as a debt modification and partially as a debt extinguishment in accordance with applicable FASB guidance.

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

We recorded $6.6 million in debt issuance costs relating to the 2018 Notes, of which $6.4 million was related to the new issuance and $0.2 million of unamortized debt issuance costs related to the 2013 Senior Notes. We are amortizing these costs over the term of the 2018 Notes.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

For the Years Ended December 31, 2011, 2010 and 2009

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

The indenture governing the 2018 Notes contains covenants that restrict, subject to certain exceptions, our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of QDI’s common stock or make other restricted payments; (iii) make certain

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; (viii) enter into certain transactions with their affiliates; and (ix) designate their subsidiaries as unrestricted subsidiaries. The indenture also provides certain customary events of default, which, if any of them occurs, may result in the principal, interest and any other monetary obligations on the then outstanding 2018 Notes becoming payable immediately.

The payment obligations under the New ABL Facility are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the New ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first lien obligations. We believe that we were in compliance with the covenants under the ABL Facility and the 2018 Notes at December 31, 2011.

Debt Retirement

The following is a schedule of our indebtedness at December 31, 2011 over the periods we are required to pay such indebtedness (in thousands):

	2012	2013	2014	2015	2016 and after	Total
Capital lease obligations	$5,261	$2,996	$844	$—	$—	$9,101
New ABL Facility	—	—	—	—	65,500	65,500
9.875% Second-Priority Senior Secured Notes, due 2018 (1)	—	—	—	—	225,000	225,000
Other Notes	4,139	2,678	994	866	266	8,943

Total	$9,400	$5,674	$1,838	$866	$290,766	$308,544

(1)	Amount does not include the remaining unamortized original issue discount of $1.5 million.

The following is a schedule of our debt issuance costs for the year ended December 31 (in thousands):

	2010	Write-off of Debt Issuance Costs	Additional Debt Issuance Costs	Transfer Related to Refinancing	2011 amortization expense	2011
New ABL Facility	$—	$—	$4,178	$1,288	$(372)	$5,094
Previous ABL Facility	3,015	(917)	—	(1,288)	(810)	—
11.75% Senior Subordinated PIK Notes, due 2013	410	(386)	—	—	(24)	—
9.875% Second-Priority Senior Secured Notes, due 2018	5,685	—	787	—	(912)	5,560

Total	$9,110	$(1,303)	$4,965	$—	$(2,118)	$10,654

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Amortization expense of deferred issuance costs was $2.1 million, $2.7 million, and $2.8 million for years ending December 31, 2011, 2010, and 2009, respectively, and is included in interest expense. We are amortizing these costs over the term of the debt instruments.

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

16. INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	2011	2010	2009
Domestic	$24,535	$(8,153)	$(144,136)
Mexico	855	1,052	637
Canada	(18)	106	214

	$25,372	$(6,995)	$(143,285)

The components of the provision for income tax for the years ended December 31 are as follows (in thousands):

	2011	2010	2009
Current taxes:
Federal	$146	$13	$(792)
State	998	794	486
Mexico	(45)	(414)	92
Canada	842	18	120

	1,941	411	(94)

Deferred taxes:
Federal	7,529	(2,743)	(3,609)
State	971	(49)	(625)
Mexico	—	—	—
Canada	—	—	—

	8,500	(2,792)	(4,234)
Valuation Allowance
Federal	(7,529)	2,743	38,131
State	(971)	49	3,446
Mexico	—	—	—
Canada	—	—	—

	(8,500)	2,792	41,577

Provision for income taxes	$1,941	$411	$37,249

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

The net deferred tax asset (liability) consisted of the following at December 31 (in thousands):

	2011	2010
Deferred tax assets:
Environmental reserve	$7,482	$7,875
Tax credit carryforwards	7,294	6,006
Self-insurance reserves	7,241	7,577
Allowance for doubtful accounts	261	325
Pension	8,998	7,382
Net operating loss carryforwards	29,378	36,625
Stock Compensation	2,178	2,141
Other accruals	3,688	4,098
Accrued losses and damage claims	52	67

	66,572	72,096
Less valuation allowance	(39,540)	(46,025)

	$27,032	$26,071

Deferred tax liabilities:
Property and equipment basis differences	(21,706)	(22,927)
Accrued interest and original issue discount	(3,089)	(845)
Intangible basis differences	(2,237)	(2,299)

Net deferred tax asset	$—	$—

Comprised of:
Current deferred tax asset	$4,048	$3,848
Long-term deferred tax liability	(4,048)	(3,848)

Net deferred tax asset	$—	$—

We have established a 100% valuation allowance against net deferred tax assets as it is more likely than not that the deferred asset will not be realized. This determination is based on the weight of available evidence which includes cumulative historical losses in recent years. The valuation allowance against net deferred tax assets decreased by $6.5 million from 2010 to 2011. If we determine in a future reporting period that we will be able to use some or all of our deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce our tax expense and increase net income. Changes in deferred tax assets and valuation allowance are reflected in the Provision for income taxes line in our consolidated statements of operations.

Our effective tax rate differs from the federal statutory rate. The reasons for those differences are as follows for the years ended December 31 (in thousands):

	2011	2010	2009
Tax expense (benefit) at the statutory rate	$8,880	$(2,448)	$(50,150)
State income taxes (benefit), net of federal benefit	1,625	408	(225)
Uncertain tax position adjustments	(252)	(384)	(937)
Goodwill impairment	—	—	46,688
Restricted stock	278	—	154
Foreign taxes	435	(167)	(86)
Valuation allowance	(8,500)	2,792	41,577
Work Opportunity Tax Credit	234	(10)	(206)
IRC Section 956 income	219	240	419
Foreign tax credit	(1,367)	(253)	(190)
Other	389	233	205

Provision for income taxes	$1,941	$411	$37,249

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

At December 31, 2011 we had an estimated $77.0 million in federal net operating loss carryforwards, $3.0 million of unrecognized federal operating loss carryforwards related to excess stock compensation deductions and uncertain tax position deductions, $2.4 million in alternative minimum tax credit carryforwards and $4.8 million in foreign tax credit carryforwards. We do not have a history of net operating loss or tax credit carryforwards expiring unused; however, we have determined based on the weight of available evidence that it is more likely than not that some or all of the carryforwards may expire. As a result, we have a 100% valuation allowance of $39.5 million against our deferred tax asset. The net operating loss carryforwards will expire in the years 2018 through 2030 while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for ten years. We have approximately $37.3 million in state net operating loss carryforwards, which expire over the next 1 to 20 years.

Significant judgment is required in determining our provision for income taxes. In the ordinary course of an international business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as needed. As of December 31, 2011, U.S. taxes were not provided on income of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.

Rollforward of valuation allowance (in thousands):

	2011	2010
Beginning balance	$(46,025)	$(43,032)
(Increase)/decrease attributable to current year operations	2,775	(2,584)
(Increase)/decrease attributable to other comprehensive income	(2,015)	(201)
(Increase)/decrease attributable to AMT & foreign tax credit carryforwards	(1,523)	(179)
(Increase)/decrease attributable to Federal & State NOL carryforwards	7,248	(29)

Ending balance	$(39,540)	$(46,025)

At December 31, 2011 and 2010, we had approximately $1.6 million and $1.6 million, respectively, of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits at December 31, 2011, $1.2 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Included in the balance of gross unrecognized tax benefits at December 31, 2011 is $0.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of the applicable statute of limitations. A reconciliation of the total amount of unrecognized tax benefits follows (in thousands):

	2011	2010
Total unrecognized tax benefits as of January 1,	$1,585	$1,776
Increases in tax positions taken during prior period	425	160
Decreases in tax positions taken during prior period	—	—
Increases in tax positions taken during the current period	—	—
Settlements with taxing authorities	—	—
Decrease due to lapse of applicable statute of limitations	(382)	(351)

Total unrecognized tax benefits as of December 31,	$1,628	$1,585

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the year ended December 31, 2011, we recognized additional expense of $0.2 million of interest and penalties in the provision for income taxes. As of January 1, 2011 we had accrued interest of $0.6 million (net of federal benefit) and $0.2 million accrued for penalties. At December 31, 2011 we had accrued interest of $0.5 million (net of federal benefit) and $0.2 million accrued for penalties.

We are subject to the income tax jurisdiction of the U.S., Canada, and Mexico, as well as multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for the years before 2007, to international examinations for years before 2006 and, with few exceptions, to state examinations before 2007.

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

We follow the recognition and disclosure requirements under the FASB guidance that require us to recognize the funded status of our postretirement benefit plans in the consolidated statement of financial position at December 31, 2011, with a corresponding adjustment to accumulated other comprehensive income. The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains or losses and unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income (in thousands):

2011
Items not yet recognized as a component of net periodic cost:
Unrecognized net actuarial loss	$33,982
Unamortized prior service cost	416

Unrecognized loss and prior service costs recorded as a component of accumulated other comprehensive loss	$34,398

Items to be recognized in 2012 as a component of net periodic cost:
Net actuarial loss	$1,459
Prior service cost	94

Net periodic cost to be recorded in 2012 as a component of accumulated other comprehensive income	$1,553

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Obligations and Funded Status

The following table sets forth the change in the projected benefit obligation, change in plan assets and unfunded status of the two plans at 2011 and 2010 (in thousands):

	2011	2010
Change in Projected Benefit Obligation
Benefit obligation at January 1,	$48,630	$47,302
Service cost	176	203
Interest cost	2,420	2,575
Actuarial loss	3,785	1,965
Benefits and expenses paid	(3,454)	(3,415)

Benefit obligation at December 31,	$51,557	$48,630

	2011	2010
Change in Plan Assets
Fair value of plan assets at January 1,	$29,947	$28,489
Actual (loss) return on plan assets	(400)	2,312
Contributions by company	2,820	2,561
Benefits and expenses paid	(3,455)	(3,415)

Fair value of plan assets at December 31,	$28,912	$29,947

	2011	2010
Unfunded Status of Plans
Projected benefit obligation	$(51,557)	$(48,630)
Fair value of plan assets	28,912	29,947

Unfunded status as of December 31,	$(22,645)	$(18,683)

The accumulated benefit obligation for both defined benefit pension plans equaled the projected benefit obligations of $51.6 million and $48.6 million at December 31, 2011 and 2010, respectively.

Accumulated Other Comprehensive Loss (in thousands)

	2011	2010	2009
Net actuarial (loss) gain, net of tax of $0, $0 and $0, respectively	$(5,307)	$(614)	$941
Prior service cost	94	94	94

Adjustment to pension benefit obligation	$(5,213)	$(520)	$1,035

We had an accumulated net pension equity charge (after-tax) of $5.2 million at December 31, 2011 and an accumulated net pension equity charge (after-tax) of $0.5 million at December 31, 2010.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Periodic Pension Costs

The components of net periodic pension cost are as follows for the years ended December 31 (in thousands):

	2011	2010	2009
Service cost	$176	$203	$203
Interest cost	2,420	2,575	2,752
Amortization of loss	1,177	1,200	1,154
Amortization of prior service cost	94	94	94
Expected return on plan assets	(2,298)	(2,161)	(2,003)

Net periodic pension cost	$1,569	$1,911	$2,200

Assumptions

Weighted average assumptions used to determine benefit obligations at December 31:

	2011	2010	2009
Discount rate	4.20%	5.08%	5.60%

Weighted average assumptions used to determine net periodic benefit cost at December 31:

	2011	2010	2009
TTWU Plan
Discount rate	4.90%	5.50%	6.30%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%
CLC Plan
Discount rate	5.25%	5.70%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

The discount rate is based on a model portfolio of AA-rated bonds with a maturity matched to the estimated payouts of future pension benefits. The TTWU Plan’s expected return on plan assets is based on our expectation of the long-term average rate of return on assets in the pension funds, which is based on the allocation of assets and includes approximately 10.5% of the assets being held in a low return insurance company annuity. The CLC Plan’s expected return on plan assets is based on historical and future returns of the multiple asset classes from which a weighted average was developed based on the asset allocation of the Plan.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Asset Mix

Our pension plan weighted-average asset allocations by asset category at December 31 are as follows:

	2011	2010
TTWU Plan
Equity securities and mutual funds	46.2%	59.4%
Debt securities	30.2%	14.4%
Other investments	20.9%	22.7%
Cash and cash equivalents	2.7%	3.5%
CLC Plan
Equity securities and mutual funds	51.8%	70.9%
Debt securities	36.0%	16.1%
Other investments	9.7%	9.7%
Cash and cash equivalents	2.5%	3.3%

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

Our actual retirement plans’ asset allocations by level within the fair value hierarchy at December 31, 2011, are presented in the table below (in thousands):

	TTWU Plan					CLC Plan
	Level 1	Level 2	Level 3	Total	% Total	Level 1	Level 2	Level 3	Total	% Total
Cash & cash equivalents	$185	$—	$—	$185	2.7%	$559	$—	$—	$559	2.5%
Equity securities	2,928	—	—	2,928	43.4%	10,798	—	—	10,798	48.7%
Mutual funds	188	—	—	188	2.8%	683	—	—	683	3.1%
Corporate bonds	—	1,462	—	1,462	21.7%	—	5,975	—	5,975	27.0%
Asset-backed securities	—	579	—	579	8.5%	—	1,993	—	1,993	9.0%
Other investments	—	311	1,097	1,408	20.9%	—	1,051	1,103	2,154	9.7%

Total assets	$3,301	$2,352	$1,097	$6,750	100.0%	$12,040	$9,019	$1,103	$22,162	100.0%

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

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

The following is a reconciliation of assets in Level 3 of the fair value hierarchy (in thousands):

	TTWU	CLC
Beginning balance at January 1, 2010	$1,514	$1,061
Return on plan assets	52	47
Expenses	(253)	—

Balance at December 31, 2010	$1,313	$1,108

Return on plan assets	24	(5)
Expenses	(240)	—

Ending balance at December 31, 2011	$1,097	$1,103

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Cash Flows

We expect to contribute $1.0 million to the TTWU pension plan and $3.1 million to the CLC pension plan during the year ending December 31, 2012.

The following benefit payments are expected to be paid (in thousands):

2012	$3,575
2013	3,529
2014	3,523
2015	3,541
2016	3,532
2017 – 2021	17,178

In 2001, we established a Deferred Compensation Plan for our executives and other key employees. The plan is a non-qualified deferral plan that allows participants to contribute a portion of their wages on a pre-tax basis and includes a death benefit. No contributions were made in 2011, 2010 and 2009. Effective December 31, 2010, this plan was frozen and no future contributions will be made to the plan.

Substantially all of our U.S. employees are entitled to participate in our profit sharing plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the plan after 90 days of employment. At our discretion, we may also contribute to the plan. Employees are always vested in their contributed balance and become fully vested in our contributions after four years of service. The expenses related to contributions to the plan for the years ended December 31, 2011 and 2010 were approximately $0.2 million and $0.3 million, respectively. In 2009, we did not contribute to the plan.

Multi-employer pension plans

We contribute to multi-employer pension plans under the terms of collective bargaining agreements that cover union-represented employees. The risk of participating in these multi-employer pension plans are different from a single-employer pension plan in the following aspects: (a) assets contributed to a multi-employer pension plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if an employer chooses to stop participating in a plan, it may be required to pay those plans an amount based on the unfunded status of the plan, referred to as a withdrawal liability.

At December 31, 2011, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 2.7% of our total workforce including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Our participation in these plans is outlined in the table below (contributions in thousands):

Pension Plan	EIN/Pension Plan Number (1)	Pension Protection Act Zone Status (2)		FIP/RP Status Pending/ Implemented (3)	Contributions by us			Expiration Date of Collective- Bargaining Agreement
		2011	2010		2011	2010	2009
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850	Green	Green	No	$113	$109	$113	2/8/2013
New York State Teamsters Conference Pension and Retirement Fund	16-6063585	Red	Red	RP Adopted	87	75	74	7/14/2014
Central States Southeast and Southwest Areas Pension Fund	36-6044243	Red	Red	RP Adopted	2,435	2,366	2,055	8/31/2012 to 12/31/14

					$2,635	$2,550	$2,242

(1)	The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable.
(2)	Unless otherwise noted, the most recent Pension Protection Act zone status available in 2011 and 2010 is for the plan’s year-end at December 31, 2010 and December 31, 2009, respectively. The zone status is based on information that we received from the plan. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded.
(3)	The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. No surcharge has been imposed for any of these plans.

We do not currently intend to withdraw from the three multi-employer pension plans or take any actions that would subject us to payment of contingent obligations upon withdrawal. Based on information provided to us from the trustees of these plans, we estimate our portion of the contingent liability in the case of a full withdrawal or termination from these plans to be approximately $62.2 million, of which $57.9 million relates to the Central States Southeast and Southwest Areas Pension Plan.

In conjunction with our prior restructuring efforts, during the quarter ended September 30, 2010, we notified the trustees of three other pension plans of our intention to withdraw from those plans. Our withdrawal notifications were originally estimated to result in an aggregate withdrawal liability of approximately $2.0 million and we recorded a restructuring charge for this full amount in the third quarter of 2010. During the first nine months of 2011, we made aggregate payments of approximately $1.5 million to fully discharge the liabilities under those three pension plans and recorded a restructuring credit of $0.5 million.

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Our New ABL Facility and indenture governing the 2018 Notes contain restrictions on QDI’s ability to pay dividends on its common stock.

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

Warrants

On October 15, 2009 in conjunction with the issuance of our 2013 PIK Notes, we issued 1,752,895 aggregate amount of warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants are exercisable during the period beginning April 16, 2010 and ending November 1, 2013. The warrants were accounted for at their fair value on October 15, 2009, which is based on the closing price of our common stock on that date. Approximately $6.7 million representing the fair value of the warrants was recorded to stock purchase warrants within shareholders’ deficit, with a corresponding discount on the 2013 PIK Notes. The discount was being amortized over the term of the 2013 PIK Notes until July 2011 when the remaining unamortized discount was written off in conjunction with the final redemption of the 2013 PIK Notes. As of December 31, 2011, we had warrants outstanding of approximately $1.3 million representing approximately 354,000 shares of our common stock. As of December 31, 2010, we had warrants outstanding of approximately $1.7 million representing approximately 442,000 shares of our common stock.

Treasury Stock

As of December 31, 2011 and 2010, we had approximately 267,000 and 220,000 treasury shares, respectively, carried at a cost of approximately $1.9 million and $1.6 million, respectively. These shares were acquired pursuant to our initial public offering, the return of shares under limited recourse secured loans to shareholders, forfeitures and share withholdings.

19. STOCK COMPENSATION PLANS

We account for our equity compensation plans and expense related to all stock option awards granted under the FASB guidance. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the vesting term of two to four years.

Performance Incentive Plans

As of December 31, 2011, we have two active stock-based compensation plans.

2003 Stock Option Plan

On November 5, 2003, our Board of Directors approved the 2003 Stock Option Plan in connection with our IPO which expires ten years from the approval date. The 2003 Stock Option Plan was amended on May 13, 2005.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

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

The 2003 Stock Option Plan activity for the year ended December 31, 2011 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Options outstanding at December 31, 2010	2,356	$4.97
2011 option activity:
Granted	233	$9.70
Exercised (b)	(348)	$5.11
Canceled	(34)	$4.56

Options outstanding at December 31, 2011	2,207	$5.45

Options exercisable at December 31, 2011	1,303	$5.45	5.63	$7,898

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2011 exceeds the exercise price of the option multiplied by the number of shares represented by such option.
(b)	Shares issued upon the exercise of stock options were treated as newly issued shares.

During the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share data):

•	the weighted-average grant date fair value per share of stock-based compensation granted to employees was $6.19, $4.19 and $1.96, respectively;

•	the total intrinsic value of stock options exercised in 2011 was $2.4 million. The total intrinsic value of stock options exercised in 2010 was deminimus. There were no options exercised in 2009; and

•	the total fair value of stock options that vested during the three periods above was $1,229, $1,223 and $344, respectively.

During the year ended December 31, 2011, cash was not used to settle any equity instruments previously granted.

1998 Stock Option Plan

Until adoption of the 2003 Stock Option Plan, we administered the 1998 Stock Option Plan pursuant to which a total of 377,400 shares of our common stock were available for grant at an exercise price of $23.53. The maximum term of granted options was ten years. Fifty percent of each new option granted vested in equal increments over four years. The remaining fifty percent of each new option vested in nine years from grant date,

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

subject to acceleration if certain per-share equity value targets were achieved or in the event of a sale of the Company. Vesting of the new options occurred only during an employee’s term of employment. The new options became fully vested in the event of a termination of employment without “cause” or for “good reason” within nine months following a sale of the Company. The remaining outstanding shares of the 1998 Stock Option Plan expired in 2010.

2003 Restricted Stock Incentive Plan

On November 5, 2003, our Board of Directors approved the 2003 Restricted Stock Incentive Plan, in connection with our IPO, which expires ten years from the approval date. The 2003 Restricted Stock Incentive Plan was amended on May 13, 2005 and again on May 25, 2010. The vesting periods for grant recipients are at the discretion of the Compensation Committee of the Board of Directors. In subsequent years following the May 25, 2010 amendment, participants in the plan may be granted an annual aggregate amount of up to $1 million in shares, valued at our common stock closing price at the date of grant, at the direction of the Board of Directors. No more than 1,700,000 shares of common stock may be issued under this plan, and no more than $21.3 million of stock may be issued under this plan.

The 2003 Restricted Stock Incentive Plan activity for the year ended December 31, 2011 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Restricted stock unvested at December 31, 2010	479	$3.90
2011 activity:
Granted	93	$9.39
Vested	(220)	$4.12
Canceled	(17)	$4.93

Restricted stock unvested at December 31, 2011	335	$5.22	$3,766

Accounting for Stock-Based Compensation

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

The fair value of options granted during 2011, 2010 and 2009 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted-average assumptions:

	2011	2010	2009
Risk free rate	2.00%	1.95%	2.05%
Expected life	5 years	5 years	5 years
Volatility	78%	77%	79%
Expected dividend	nil	nil	nil

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Restricted stock awards are measured at fair value at time of issuance and recognized on a straight line basis over the vesting period.

Stock-based compensation expense recognized during the years ended December 31, 2011, 2010 and 2009 for each of the types of stock-based awards was (in thousands):

	2011	2010	2009
Stock options	$1,777	$1,351	$713
Restricted stock	1,097	922	388

Total stock-based compensation expense	$2,874	$2,273	$1,101

All stock-based compensation expense is classified within “Compensation” on the Consolidated Statements of Operations. None of the stock-based compensation was capitalized during 2011. Fourteen of our employees and three members of our Board of Directors participated in an option exchange (the “Option Exchange”) on March 11, 2009. Prior to the Option Exchange, the Compensation Committee recognized that due to the historically low trading prices of our common stock, many options previously granted under the 2003 Stock Option Plan ceased to satisfy their intended purpose. As such, the Option Exchange was initiated and certain stock option grants were canceled and new stock options were issued covering shares of our common stock at an exercise price equal to the closing price of our common stock on March 11, 2009. All options issued in the Option Exchange vest in four equal annual installments on the anniversary of grant. In connection with the Option Exchange, an incremental cost of less than $0.1 million was recognized in 2009.

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of December 31, 2011 (in thousands):

		Remaining years
Stock options	$2,095	2.4
Restricted stock	1,085	1.8

	$3,180

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

20. COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various noncancelable operating leases for our office facilities, office equipment, revenue equipment and vehicles. Future noncancelable lease commitments (excluding any sublease income) as of December 31, 2011, are as follows (in thousands):

2012	$12,343
2013	9,464
2014	7,196
2015	6,505
2016	6,605
2017 and after	2,728

Total	$44,841

We expect that some of our operating lease commitments for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates. Rent expense under operating leases was $13.3 million, $16.8 million and $21.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of December 31, 2011 and 2010, we had reserves in the amount of $10.1 million and $10.9 million, respectively, for all environmental matters, of which the most significant are discussed below.

The balances presented include both current and long term environmental reserves. We expect the estimated environmental obligations to be paid over the next five years. Additions to the environmental liability reserves are classified in our Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 26 sites. At 18 of the 26 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 1 of the 18 sites, we will be participating in the initial study to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 3 of the 18 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated all future expenditures for these 18 multi-party environmental matters to be paid over the next five years to be in the range of $2.2 million to $3.8 million.

At 8 of the 26 sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Five of these projects relate to operations conducted by our subsidiary, CLC, and its subsidiaries prior to our acquisition of CLC in 1998. These five sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; and (5) Charleston, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures over the next five years for these eight properties to be in the range of $7.9 million to $16.7 million.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Bridgeport, New Jersey

QDI is required under the terms of three federal consent decrees to construct remediation at this operating truck terminal and tank wash site. CLC entered into consent orders with the U.S. Environmental Protection Agency (“USEPA”) in May 1991 for the treatment of groundwater and in October 1998 for the removal of contamination in the wetlands. In addition, we entered into a third federal consent decree with USEPA in 2010 to assess and remediate contaminated soils at the site.

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began initial operations in June 2010. The plant experienced issues with the treatment of vapor phase emissions and operation was suspended in July 2010. After an engineering re-design process including an effective pilot treatability study, the plant was modified to address the treatment of the vapor phase emissions. The plan resumed operations in July 2011 and is now in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA to continue until September 2012. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered a consent order with USEPA in 2010 to perform the remediation work, which will consist of in-place thermal treatment. This work is currently in the remedial design phase. However, additional site investigation work is required by USEPA. We have aggregate estimated expenditures for the Bridgeport location over the next five years to be in the range of $5.3 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania DEP and USEPA in October 1995 obligating it to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a treatment facility with local discharge for groundwater treatment in the fourth quarter of 2007. Plant start-up issues were resolved and the treatment facility began operations in June 2010. The plant experienced issues with the liquid phase carbon treatment process and the operation was suspended in August 2010. After some modification work, the plant was re-started at the end of 2010 and continues to operate. The agencies approved a contaminated soils remedy, which required both thermal treatment of contaminated soils and treatment of residuals via soil vapor extraction. The remedy expanded to include off-site shipment of contaminated soils. Soil treatment was completed in September 2007. Site sampling has been conducted and the results indicate that the soil clean-up objectives have not been fully achieved. Negotiations are on-going with USEPA over further remedial actions that may be needed at the site. We have estimated aggregate expenditures for the William Dick location over the next five years to be in the range of $0.9 million to $3.4 million.

Other Properties

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation on June 22, 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. We have completed a remedial investigation and a feasibility study. The state issued a record of decision in May 2006. The remedial design work plan was completed and submitted to the agency in the fourth quarter of 2011. The remedial action phase is expected to begin in the third quarter of 2012.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Scary Creek, West Virginia: CLC received a cleanup notice from the state environmental authority in August 1994. The state and we have agreed that remediation can be conducted under the state’s voluntary clean-up program (instead of the state superfund enforcement program). We are currently completing the originally planned remedial investigation and the additional site investigation work.

ISRA New Jersey Facilities: We are obliged to conduct investigations and remediation at three current or former New Jersey tank wash and terminal sites pursuant to the state’s ISRA, which requires such remediation following the sale of facilities after 1983. Two of the sites are in the process of remedial investigation with projections set in contemplation of limited soil remediation expense for contaminated areas. One site has completed the investigation phase and a final report was submitted to NJDEP. In accordance with the report findings and with the concurrence of the NJDEP, remedial efforts included the excavation of a limited number of soil hot spots at the facility. Additional planned efforts include deed recordation, placement of clean fill and the designation of a Classification Exception Area (“CEA”) for the groundwater.

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at this truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. The state environmental authority has requested some additional sampling to close the site under the state’s voluntary clean-up program. The negotiations are on-going with the state to finalize the agreement to enter the voluntary clean-up program.

We have estimated aggregate future expenditures over the next five years for Tonawanda, Scary Creek, ISRA New Jersey and Charleston to be in the range of $1.7 million to $4.8 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

21. TRANSACTIONS WITH RELATED PARTIES

At March 1, 2012 and December 31, 2011, Apollo and its affiliated funds owned or controlled approximately 32.3% and 32.9%, respectively, of QDI’s outstanding common stock. As a result, Apollo can influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions and the ability to block an unsolicited tender offer.

One of our customers (Momentive Specialty Chemical) is controlled by Apollo. Revenues from this customer were $16.3 million in 2011. In 2010 and 2009, two of our customers (Hexion Specialty Chemicals and Momentive Specialty Chemical) were controlled by Apollo. Revenues from these two customers were $15.0 million and $12.6 million in 2010 and 2009, respectively. All pricing with the companies controlled by Apollo was based on market rates, including such factors as total expected revenue to be generated by the customer, number of loads to be hauled and the number of miles to be driven.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

22. GUARANTOR SUBSIDIARIES

At and during the year ended December 31, 2011, there were outstanding our 2018 Notes, which were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under the 2018 Notes are fully and unconditionally guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

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

QDI has no significant restrictions on its ability to receive funds from its subsidiaries. The New ABL Facility and the indenture governing our 2018 Notes contains certain limitations on QD LLC’s ability to make distributions to QDI. We do not consider these restrictions to be significant, because QDI is a holding company with no significant operations or assets, other than ownership of 100% of QD LLC’s membership units. QD LLC’s direct and indirect wholly owned subsidiaries are generally permitted to make distributions to QD LLC, which is the principal obligor under the New ABL Facility and the 2018 Notes.

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

The following condensed consolidating financial information for QDI, QD LLC, QD Capital, which has no assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at December 31, 2011 and 2010 and condensed consolidating statements of operations and of cash flows for each of the three years ended December 31, 2011, 2010 and 2009.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2011

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$517,780	$—	$—	$517,780
Other service revenue	—	—	110,064	524	—	110,588
Fuel surcharge	—	—	117,583	—	—	117,583

Total operating revenues	—	—	745,427	524	—	745,951

Operating expenses:
Purchased transportation	—	—	522,866	—	—	522,866
Compensation	—	—	61,098	—	—	61,098
Fuel, supplies and maintenance	—	—	51,102	—	—	51,102
Depreciation and amortization	—	—	14,413	—	—	14,413
Selling and administrative	—	120	21,445	82	—	21,647
Insurance costs	—	—	14,025	17	—	14,042
Taxes and licenses	—	—	2,211	—	—	2,211
Communication and utilities	—	—	2,732	—	—	2,732
Gain on disposal of property and equipment	—	—	(1,318)	—	—	(1,318)
Restructuring credit	—	—	(521)	—		(521)

Operating (loss) income	—	(120)	57,374	425	—	57,679

Interest (income) expense, non-related party, net	(15)	28,012	923	(8)	—	28,912
Interest (income) expense, related party, net	—	(28,012)	28,427	(415)	—	—
Write off of debt issuance costs	—	3,181	—	—	—	3,181
Other expense	—	2	201	11	—	214

Income (loss) before income taxes	15	(3,303)	27,823	837	—	25,372
Provision for (benefit from) income taxes	126	—	1,860	(45)	—	1,941
Equity in earnings of subsidiaries	23,542	26,845	—	—	(50,387)	—

Net income	$23,431	$23,542	$25,963	$882	$(50,387)	$23,431

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$498,446	$—	$—	$498,446
Service revenue	—	—	106,893	581	—	107,474
Fuel surcharge	—	—	80,678	—	—	80,678

Total operating revenues	—	—	686,017	581	—	686,598
Operating expenses:
Purchased transportation	—	—	471,792	—	—	471,792
Compensation	—	—	57,563	—	—	57,563
Fuel, supplies and maintenance	—	—	54,366	1	—	54,367
Depreciation and amortization	—	—	16,004	—	—	16,004
Selling and administrative	33	195	19,015	96	—	19,339
Insurance costs	—	—	15,525	21	—	15,546
Taxes and licenses	—	—	2,218	—	—	2,218
Communication and utilities	—	—	4,119	—	—	4,119
Loss (gain) on disposal of property and equipment	—	—	1,141	(5)	—	1,136
Restructuring costs	—	—	7,779	—	—	7,779

Operating (loss) income	(33)	(195)	36,495	468	—	36,735
Interest expense (income), non-related party, net	37	34,221	1,339	(49)	—	35,548
Interest (income) expense, related party, net	—	(34,226)	34,652	(426)	—	—
Write-off of debt issuance costs	—	7,391	—	—	—	7,391
Other expense (income)	735	174	96	(214)	—	791

(Loss) income before income taxes	(805)	(7,755)	408	1,157	—	(6,995)
Provision for (benefit from) income taxes	3	—	822	(414)	—	411
Equity in (loss) earnings of subsidiaries	(6,598)	1,157	—	—	5,441	—

Net (loss) income	$(7,406)	$(6,598)	$(414)	$1,571	$5,441	$(7,406)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$454,658	$—	$—	$454,658
Service revenue	—	—	104,716	238	—	104,954
Fuel surcharge	—	—	53,997	—	—	53,997

Total operating revenues	—	—	613,371	238	—	613,609
Operating expenses:
Purchased transportation	—	—	369,460	—	—	369,460
Compensation	—	—	76,955	—	—	76,955
Fuel, supplies and maintenance	—	—	66,527	—	—	66,527
Depreciation and amortization	—	—	20,218	—	—	20,218
Selling and administrative	—	268	24,259	45		24,572
Insurance costs	—	—	14,096	23	—	14,119
Taxes and licenses	—	—	3,578	—	—	3,578
Communication and utilities	—	—	7,910	—	—	7,910
Gain on sale of tank wash assets	—	—	(7,130)	—	—	(7,130)
Loss on disposal of property and equipment	—	—	450	—	—	450
Impairment charge	—	—	148,630	—	—	148,630
Restructuring costs	—	—	3,496	—	—	3,496

Operating (loss) income	—	(268)	(115,078)	170	—	(115,176)
Interest (income) expense, non-related party, net	(5)	25,689	2,412	(49)	—	28,047
Interest (income) expense, related party, net	—	(25,689)	26,116	(427)	—	—
Gain on extinguishment of debt	—	(1,870)	—	—	—	(1,870)
Other expense (income)	—	2,343	(206)	(205)	—	1,932

Income (loss) before income taxes	5	(741)	(143,400)	851	—	(143,285)
Provision for income taxes	119	—	37,038	92	—	37,249
Equity in loss of subsidiaries	(180,420)	(179,679)	—	—	360,099	—

Net (loss) income	$(180,534)	$(180,420)	$(180,438)	$759	$360,099	$(180,534)

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Consolidating Balance Sheet, December 31, 2011

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$3,540	$513	$—	$4,053
Accounts receivable, net	—	—	90,509	58	—	90,567
Prepaid expenses	—	31	7,818	—	—	7,849
Deferred tax asset, net	—	—	4,048	—	—	4,048
Other	307	—	3,551	—	—	3,858

Total current assets	307	31	109,466	571	—	110,375
Property and equipment, net	—	—	125,892	—	—	125,892
Goodwill	—	—	31,344	—	—	31,344
Intangibles, net	—	—	18,471	—	—	18,471
Investment in subsidiaries	(138,028)	382,191	27,964	—	(272,127)	—
Other assets	—	10,655	5,658	—	—	16,313

Total assets	$(137,721)	$392,877	$318,795	$571	$(272,127)	$302,395

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	$—	$4,139	$—	$—	$4,139
Current maturities of capital lease obligations	—	—	5,261	—	—	5,261
Accounts payable	—	—	7,579	(8)	—	7,571
Intercompany	(30,870)	237,702	(171,982)	(6,886)	(27,964)	—
Affiliates and independent owner-operators payable	—	—	9,795	—	—	9,795
Accrued expenses	341	4,184	20,751	51	—	25,327
Environmental liabilities	—	—	3,878	—	—	3,878
Accrued loss and damage claims	—	—	8,614	—	—	8,614

Total current liabilities	(30,529)	241,886	(111,965)	(6,843)	(27,964)	64 ,585
Long-term indebtedness, less current maturities	—	289,019	4,804	—	—	293,823
Capital lease obligations, less current maturities	—	—	3,840	—	—	3,840
Environmental liabilities	—	—	6,222	—	—	6,222
Accrued loss and damage claims	—	—	9,768	—	—	9,768
Other non-current liabilities	(1,007)	—	31,306	43	—	30,342

Total liabilities	(31,536)	530,905	(56,025)	(6,800)	(27,964)	408,580
Shareholders’ (deficit) equity:
Common Stock	393,859	354,963	399,757	4,833	(759,553)	393,859
Treasury stock	(1,878)	—	—	—	—	(1,878)
Accumulated (deficit) retained earnings	(278,543)	(273,840)	4,938	3,627	265,275	(278,543)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(31,381)	(30,909)	(29,875)	(1,034)	61,818	(31,381)
Stock purchase warrants	1,347	1,347	—	—	(1,347)	1,347

Total shareholders’ (deficit) equity	(106,185)	(138,028)	374,820	7,371	(244,163)	(106,185)

Total liabilities, redeemable noncontrolling interest and shareholders’ (deficit) equity	$(137,721)	$392,877	$318,795	$571	$(272,127)	$302,395

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

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

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$23,431	$23,542	$25,963	$882	$(50,387)	$23,431
Adjustments for non-cash charges	(20,668)	(49,029)	40,760	(415)	50,387	21,035
Net changes in assets and liabilities	(158)	(1,238)	(8,666)	995	—	(9,067)
Intercompany activity	(2,605)	26,725	(22,592)	(1,528)	—	—

Net cash provided by (used in) operating activities	—	—	35,465	(66)	—	35,399

Cash flows from investing activities:
Capital expenditures	—	—	(38,340)	—	—	(38,340)
Acquistion of Greensville Transport Company	—	—	(8,594)	—	—	(8,594)
Proceeds from sales of property and equipment	—	—	16,476	—	—	16,476

Net cash used in investing activities	—	—	(30,458)	—	—	(30,458)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	(33,378)	(9,229)	—	—	(42,607)
Proceeds from revolver	—	175,457	—	—	—	175,457
Payments on revolver	—	(148,457)	—	—	—	(148,457)
Deferred financing costs	—	(4,965)	—	—	—	(4,965)
Redemption of noncontrolling interest	—	—	(1,833)	—	—	(1,833)
Proceeds from equity offering, net of transaction costs	17,580	—	—	—	—	17,580
Proceeds from exercise of stock options	1,768	—	—	—	—	1,768
Other	—	—	415	—	—	415
Intercompany activity	(19,348)	11,343	8,005	—	—	—

Net cash used in financing activities	—	—	(2,642)	—	—	(2,642)

Effect of exchange rate changes on cash	—	—	1	—	—	1

Net increase (decrease) in cash and cash equivalents	—	—	2,366	(66)	—	2,300
Cash and cash equivalents, beginning of year	—	—	1,174	579	—	1,753

Cash and cash equivalents, end of year	$—	$—	$3,540	$513	$—	$4,053

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(7,406)	$(6,598)	$(414)	$1,571	$5,441	$(7,406)
Adjustments for non-cash charges	9,566	(20,673)	50,553	(426)	(5,441)	33,579
Net changes in assets and liabilities	140	(1,017)	(5,340)	1,115	—	(5,102)
Intercompany activity	(2,300)	28,288	(24,305)	(1,683)	—	—

Net cash provided by operating activities	—	—	20,494	577	—	21,071

Cash flows from investing activities:
Capital expenditures	—	—	(11,184)	—	—	(11,184)
Proceeds from sales of property and equipment	—	—	10,105	—	—	10,105

Net cash used in investing activities	—	—	(1,079)	—	—	(1,079)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	223,479	—	—	—	223,479
Principal payments on long-term debt and capital lease obligations	—	(201,085)	(9,692)	—	—	(210,777)
Proceeds from revolver	—	59,200	—	—	—	59,200
Payments on revolver	—	(88,700)	—	—	—	(88,700)
Deferred financing costs	—	(5,594)	—	—	—	(5,594)
Other	(692)	(319)	(476)	—	—	(1,487)
Intercompany activity	692	13,019	(11,611)	(2,100)	—	—

Net cash used in financing activities	—	—	(21,779)	(2,100)	—	(23,879)

Effect of exchange rate changes on cash	—	—	7	—	—	7

Net decrease in cash and cash equivalents	—	—	(2,357)	(1,523)	—	(3,880)
Cash and cash equivalents, beginning of year	—	—	3,531	2,102	—	5,633

Cash and cash equivalents, end of year	$—	$—	$1,174	$579	$—	$1,753

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(180,534)	$(180,420)	$(180,438)	$759	$360,099	$(180,534)
Adjustments for non-cash charges	180,420	159,261	228,567	(427)	(360,099)	207,722
Net changes in assets and liabilities	(893)	970	12,482	9	—	12,568
Intercompany activity	1,007	20,189	(20,895)	(301)	—	—

Net cash provided by operating activities	—	—	39,716	40	—	39,756

Cash flows from investing activities:
Capital expenditures	—	—	(8,221)	—	—	(8,221)
Acquisition purchase price adjustment	—	266	—	—	—	266
Proceeds from sale of tank wash assets	—	—	10,000	—	—	10,000
Proceeds from sales of property and equipment	—	—	7,532	—	—	7,532

Net cash provided by investing activities	—	266	9,311	—	—	9,577

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments on long-term debt and capital lease obligations	—	(4,618)	(13,124)	—	—	(17,742)
Proceeds from revolver	—	28,600	—	—	—	28,600
Payments on revolver	—	(47,600)	—	—	—	(47,600)
Financing costs	—	(2,323)	—	—	—	(2,323)
Deferred financing costs	—	(2,554)	—	—	—	(2,554)
Other	—	(145)	(8,751)	—	—	(8,896)
Intercompany activity	—	28,374	(28,374)	—	—	—

Net cash used in financing activities	—	(266)	(50,249)	—	—	(50,515)

Effect of exchange rate changes on cash	—	—	28	—	—	28

Net (decrease) increase in cash and cash equivalents	—	—	(1,194)	40	—	(1,154)
Cash and cash equivalents, beginning of year	—	—	4,725	2,062	—	6,787

Cash and cash equivalents, end of year	$—	$—	$3,531	$2,102	$—	$5,633

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Quality Distribution, Inc., dated November 4, 2003. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed on November 5, 2003 (Registration No. 333-108344).

3.2	Articles of Amendment, dated June 28, 2005 to Amended and Restated Articles of Incorporation of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 28, 2005.

3.3	Articles of Amendment to Articles of Incorporation of Quality Distribution, Inc., filed May 28, 2010. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on May 28, 2010.

3.4	Amended and Restated Bylaws of Quality Distribution. Inc., dated June 28, 2005. Incorporated herein by reference to Exhibit 3.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 28, 2005 (Registration No. 333-108344).

4.1	Indenture governing the 9% Senior Subordinated Notes due 2010, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York, as trustee. Incorporated herein by reference to Exhibit 4.5 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed on March 30, 2004.

4.2	Supplemental Indenture to the Indenture governing the 9% Senior Subordinated Notes due 2010, dated as of December 18, 2007, among Quality Distribution, LLC, QD Capital Corporation, Boasso America Corporation and The Bank of New York Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.6 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.3	Second Supplemental Indenture to the Indenture governing the 9% Senior Subordinated Notes due 2010, dated as of August 27, 2009, among Quality Distribution, LLC, QD Capital Corporation, QD Risk Services, Inc. and The Bank of New York Mellon, as trustee. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 31, 2009.

4.4	Third Supplemental Indenture to the Indenture governing the Quality Distribution, LLC and QD Capital Corporation’s 9% Senior Subordinated Notes due 2010, dated as of October 14, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 14, 2009.

4.5	Form of Exchange Note for the 9% Senior Subordinated Notes due 2010 (included as Exhibit B to Exhibit 4.1).

4.6	Indenture governing the Senior Floating Rate Notes due 2012, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Trust Company, N.A. as trustee. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

4.7	Supplemental Indenture to the Indenture governing the Senior Floating Rate Notes due 2012, dated as of December 18, 2007, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, Boasso America Corporation and The Bank of New York Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.7 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.8	Second Supplemental Indenture to the Indenture governing the Senior Floating Rate Notes due 2012, Series A, dated as of August 27, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, QD Risk Services, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 31, 2009.

Exhibit No.	Description
4.9	Third Supplemental Indenture to the Indenture governing the Senior Floating Rate Notes due 2012, Series A, dated as of September 29, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1(a) to Quality Distribution, Inc.’s Current Report on Form 8-K filed on September 30, 2009.

4.10	Form of Exchange Note for the Senior Floating Rate Notes due 2012, Series A (included as Exhibit B to Exhibit 4.6).

4.11	Indenture with respect to the Senior Floating Rate Notes due 2012, Series B, dated as of December 18, 2007, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.12	Supplemental Indenture to the Indenture governing the Senior Floating Rate Notes due 2012, Series B, dated as of August 27, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, QD Risk Services, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 31, 2009.

4.13	Second Supplemental Indenture to the Indenture governing the Senior Floating Rate Notes due 2012, Series B, dated as of September 29, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1(b) to Quality Distribution, Inc.’s Current Report on Form 8-K filed on September 30, 2009.

4.14	Form of Exchange Note for the Senior Floating Rate Notes due 2012, Series B (included as Exhibit B to Exhibit 4.11).

4.15	Credit Agreement, dated as of December 18, 2007, among Quality Distribution, Inc., Quality Distribution, LLC, Credit Suisse, Cayman Islands Branch, as administrative agent, General Electric Capital Corporation, as collateral agent, SunTrust Bank, as syndication agent the lenders party thereto. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.16	First Amendment to Credit Agreement, dated as of October 22, 2010, among Quality Distribution, Inc., Quality Distribution, LLC, the Lenders party hereto, Credit Suisse, Cayman Islands Branch as Administrative Agent for the Lenders, and General Electric Capital Corporation as Collateral Agent for the Lenders. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 26, 2010.

4.17	Indenture with respect to the 10% Senior Notes due 2013, dated as of October 15, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

Form of Exchange Note for the 10% Senior Notes due 2013 (included as Exhibit B to Exhibit 4.18).

4.18	Registration Rights Agreement with respect to the 10% Senior Notes due 2013, dated as October 15, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, and Credit Suisse Securities (USA) LLC and Moelis & Company LLC, as dealer managers. Incorporated herein by reference to Exhibit 4.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

4.19	Indenture with respect to the 11.75% Senior Subordinated PIK Notes due 2013, dated as of October 15, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

Exhibit No.	Description
4.20	Form of Exchange Note for the 11.75% Senior Subordinated PIK Notes due 2013 (included as Exhibit B to Exhibit 4.21).

4.22	Registration Rights Agreement with respect to the 11.75% Senior Subordinated PIK Notes due 2013, dated as October 15, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and Credit Suisse Securities (USA) LLC and Moelis & Company LLC, as dealer managers. Incorporated herein by reference to Exhibit 4.4 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

4.22	Warrant Agreement, dated as October 15, 2009, between Quality Distribution, Inc. and The Bank of New York Mellon Trust Company, N.A., as warrant agent. Incorporated herein by reference to Exhibit 4.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

4.23	Indenture with respect to the 9.875% Second-Priority Senior Secured Notes due 2018, dated as of November 3, 2010, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 3, 2010.

4.24	Form of Initial Note for the 9.875% Second-Priority Senior Secured Notes due 2018 (included as Exhibit B to Exhibit 4.25).

4.25	Registration Rights Agreement with respect to the 9.875% Second-Priority Senior Secured Notes due 2018, dated as November 3, 2010, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named in Annex I thereto and Credit Suisse Securities (USA) LLC, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Martkets LLC acting as representatives of the purchasers of the 9.875% Second-Priority Senior Secured Notes due 2018. Incorporated herein by reference to Exhibit 4.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 3, 2010.

4.26	Collateral Agreement dated and effective as of November 3, 2010, among Quality Distribution Inc., Quality Distribution, LLC, QD Capital Corporation, each subsidiary of QD LLC identified on Schedule I thereto and The Bank of New York Mellon Trust Company, N.A. as collateral agent. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 3, 2010.

10.1	Amended and Restated Shareholders’ Agreement, dated as of February 10, 1998, among MTL Inc., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and certain shareholders of MTL Inc. Incorporated herein by reference to Exhibit 4.13 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed on March 29, 2002.

10.2	Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL, Inc. Incorporated herein by reference to Exhibit 4.14 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed on March 29, 2002.

10.3	Amendment No. 1, dated as of April 2, 2002, to the Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL, Inc. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed on August 14, 2002 (Registration No. 333-98077).

10.4	Second Amended and Restated Registration Rights Agreement, dated as of August 28, 1998, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., Quality Distribution, Inc. and certain shareholders of Quality Distribution, Inc.. Incorporated herein by reference to Exhibit 10.4 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed on August 14, 2002 (Registration No. 333-98077).

Exhibit No.	Description
10.5	Agreement, dated as of May 30, 2002, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., Quality Distribution, Inc., and certain shareholders of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed on August 14, 2002 (Registration No. 333-98077).

10.6	Warrant Agreement (including form of warrant certificate), dated as of May 30, 2002, between Quality Distribution, Inc. and The Bank of New York. Incorporated herein by reference to Exhibit 10.32 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 24, 2003 (Registration No. 333-108344).

10.7†	Employment Agreement dated November 3, 2004 between Quality Distribution, Inc. and Gary Enzor. Incorporated herein by reference to Exhibit 99.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 9, 2004.

10.8†	Quality Distribution, Inc. 2003 Restricted Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on May 28, 2010.

10.9†	Quality Distribution, Inc. 2003 Restricted Stock Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on May 16, 2005.

10.10†	Form of Non Qualified Stock Option Agreement. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 7, 2005.

10.11†	Form of Restricted Stock Award Agreement. Incorporated herein by reference to Exhibit 10.6 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 7, 2005.

10.12†	Employment Agreement dated April 1, 2007 between Quality Distribution, Inc. and Jonathan C. Gold. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2007.

10.13†	Separation Agreement and General Release, effective as of July 25, 2008, between Quality Distribution, Inc. and Timothy B. Page. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2008.

10.14†	Employment Agreement, dated July 28, 2008, between Quality Distribution, Inc. and Stephen R. Attwood. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2008.

10.15†	Quality Distribution, Inc. Key Employee Deferred Compensation Plan, as Amended and Restated January 1, 2009. Incorporated herein by reference to Exhibit 10.23 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed on March 13, 2009.

10.16†	Separation Agreement and General Release dated December 31, 2009, between Quality Distribution, Inc. and Dennis R. Copeland. Incorporated herein by reference to Exhibit 10.26 to Quality Distribution, LLC and QD Capital Corporation’s Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 333-163868) filed on February 5, 2010.

10.17†	Professional Services Agreement, dated December 31, 2009, between Quality Distribution, Inc. and Dennis R. Copeland. Incorporated herein by reference to Exhibit 10.27 to Quality Distribution, LLC and QD Capital Corporation’s Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 333-163868) filed on February 5, 2010.

10.18†	Employment Agreement dated March 12, 2010 between Quality Distribution, Inc. and Randall Strutz. Incorporated herein by reference to Exhibit 10.23 to Quality Distribution, LLC’s Registration Statement on Amendment No. 3 to Form S-4 dated April 7, 2010 (Registration No. 333-163868).

10.19†	Employment Agreement, dated July 16, 2010 between Quality Distribution, Inc. and Joseph J. Troy. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on July 22, 2010.

Exhibit No.	Description
10.20	Credit Agreement, dated as of August 19, 2011, among Quality Distribution, Inc., Quality Distribution, LLC, the other loan parties party thereto, Bank of America, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and the lenders party thereto. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 22, 2011.

10.21	Guarantee and Collateral Agreement, dated as of August 19, 2011, among Quality Distribution, Inc., Quality Distribution, LLC, the Company’s subsidiaries party thereto, and Bank of America, N.A., as administrative agent and collateral agent. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 22, 2011.

21 *	Subsidiaries of the Registrant.

23 *	Consent of PricewaterhouseCoopers, LLP

24 *	Powers of Attorney

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13(a) – 14(a).

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Document is filed with this Form 10-K
†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.