Form 10-Q
period 2012-03-31
QUALITY DISTRIBUTION INC
filed 2012-05-09
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 3, 2012, the registrant had 26,974,990 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Consolidated Statements of Operations

Unaudited (In 000’s, Except Per Share Amounts)

	Three months ended March 31,
	2012	2011
OPERATING REVENUES:
Transportation	$133,206	$124,681
Service revenue	27,985	26,738
Fuel surcharge	30,724	26,491

Total operating revenues	191,915	177,910

OPERATING EXPENSES:
Purchased transportation	131,877	124,722
Compensation	16,631	14,883
Fuel, supplies and maintenance	14,466	11,777
Depreciation and amortization	3,791	3,492
Selling and administrative	6,510	5,149
Insurance costs	3,219	4,685
Taxes and licenses	748	447
Communication and utilities	837	802
Gain on disposal of property and equipment	(2)	(240)

Total operating expenses	178,077	165,717

Operating income	13,838	12,193
Interest expense	7,189	7,811
Interest income	(179)	(139)
Write-off of debt issuance costs	—	1,786
Other income	(236)	(36)

Income before income taxes	7,064	2,771
Provision for income taxes	364	49

Net income	$6,700	$2,722

PER SHARE DATA:
Net income per common share
Basic	$0.27	$0.12

Diluted	$0.26	$0.12

Weighted-average number of shares
Basic	24,546	22,192

Diluted	25,413	23,505

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited (In 000’s)

	Three months ended March 31,
	2012	2011
Net income	$6,700	$2,722

Other comprehensive income, net of tax:
Amortization of prior service costs and losses	388	318
Translation adjustment	(39)	(50)

Total other comprehensive income, net of tax	349	268

Comprehensive income	$7,049	$2,990

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited (In 000’s)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,867	$4,053
Accounts receivable, net	103,427	90,567
Prepaid expenses	12,606	7,849
Deferred tax asset	4,074	4,048
Other	6,467	3,858

Total current assets	130,441	110,375
Property and equipment, net	134,623	125,892
Goodwill	31,410	31,344
Intangibles, net	18,018	18,471
Other assets	16,305	16,313

Total assets	$330,797	$302,395

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$3,248	$4,139
Current maturities of capital lease obligations	6,425	5,261
Accounts payable	10,548	7,571
Independent affiliates and independent owner-operators payable	12,423	9,795
Accrued expenses	30,454	25,327
Environmental liabilities	3,911	3,878
Accrued loss and damage claims	8,949	8,614

Total current liabilities	75,958	64,585
Long-term indebtedness, less current maturities	273,531	293,823
Capital lease obligations, less current maturities	2,861	3,840
Environmental liabilities	5,765	6,222
Accrued loss and damage claims	9,745	9,768
Other non-current liabilities	30,521	30,342

Total liabilities	398,381	408,580

Commitments and contingencies—Note 13
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 27,247 issued and 26,975 outstanding at March 31, 2012 and 24,207 issued and 23,940 outstanding at December 31, 2011	426,799	393,859
Treasury stock, 272 shares at March 31, 2012 and 267 shares at December 31, 2011	(1,944)	(1,878)
Accumulated deficit	(271,843)	(278,543)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(31,032)	(31,381)
Stock purchase warrants	25	1,347

Total shareholders’ deficit	(67,584)	(106,185)

Total liabilities and shareholders’ deficit	$330,797	$302,395

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended March 31, 2012 and 2011

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Total Shareholders’ Deficit
Balance, December 31, 2010	21,678	(220)	$371,288	$(1,593)	$(301,974)	$(189,589)	$(26,194)	$1,683	$(146,379)
Net income	—	—	—	—	2,722	—	—	—	2,722
Issuance of restricted stock	83	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	286	—	—	—	—	—	286
Amortization of stock options	—	—	438	—	—	—	—	—	438
Stock option exercises	95	—	637	—	—	—	—	—	637
Proceeds from equity offering, net of transaction costs	2,000	—	17,623	—	—	—	—	—	17,623
Satisfaction of stock subscription receivable	—	(4)	—	—	—	—	—	—	—
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	318	—	318
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(50)	—	(50)

Balance, March 31, 2011	23,856	(224)	$390,272	$(1,593)	$(299,252)	$(189,589)	$(25,926)	$1,683	$(124,405)

Balance, December 31, 2011	24,207	(267)	$393,859	$(1,878)	$(278,543)	$(189,589)	$(31,381)	$1,347	$(106,185)
Net income	—	—	—	—	6,700	—	—	—	6,700
Issuance of restricted stock	153	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(5)	—	(66)	—	—	—	—	(66)
Amortization of restricted stock	—	—	282	—	—	—	—	—	282
Amortization of stock options	—	—	391	—	—	—	—	—	391
Stock warrant exercises	346	—	1,322	—	—	—	—	(1,322)	—
Stock option exercises	41	—	235	—	—	—	—	—	235
Proceeds from equity offering, net of transaction costs	2,500	—	30,710	—	—	—	—	—	30,710
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	388	—	388
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(39)	—	(39)

Balance, March 31, 2012	27,247	(272)	$426,799	$(1,944)	$(271,843)	$(189,589)	$(31,032)	$25	$(67,584)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited (In 000’s)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,700	$2,722
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	3,791	3,492
Bad debt expense	70	328
Gain on disposal of property and equipment	(2)	(240)
PIK interest on Senior Subordinated Notes	—	147
Write-off of deferred financing costs	—	328
Write-off of original bond issuance costs	—	1,458
Stock-based compensation	673	724
Amortization of deferred financing costs	536	542
Amortization of bond discount	54	138
Noncontrolling interest dividends	—	38
Changes in assets and liabilities:
Accounts and other receivables	(12,971)	(11,975)
Prepaid expenses	(2,988)	(2,082)
Other assets	(2,957)	1,452
Accounts payable	1,682	899
Accrued expenses	4,000	3,456
Environmental liabilities	(424)	224
Accrued loss and damage claims	312	1,281
Independent affiliates and independent owner-operators payable	2,628	2,887
Other liabilities	937	(60)
Current income taxes	(309)	(95)

Net cash provided by operating activities	1,732	5,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,498)	(3,195)
Greensville purchase price adjustment	(66)	—
Proceeds from sales of property and equipment	2,650	2,860

Net cash used in investing activities	(10,914)	(335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,270)	(28,841)
Principal payments on capital lease obligations	(1,033)	(1,106)
Proceeds from revolver	25,800	43,300
Payments on revolver	(46,100)	(33,300)
Payments on acquisition notes	(395)	(291)
Deferred financing costs	(246)	(341)
Change in book overdraft	1,295	(153)
Noncontrolling interest dividends	—	(38)
Redemption of noncontrolling interest	—	(1,833)
Proceeds from equity offering, net of transaction costs	30,710	17,623
Proceeds from exercise of stock options	235	637

Net cash provided by (used in) financing activities	8,996	(4,343)

Effect of exchange rate changes on cash and cash equivalents	—	(1)

Net (decrease) increase in cash and cash equivalents	(186)	985
Cash and cash equivalents, beginning of period	4,053	1,753

Cash and cash equivalents, end of period	$3,867	$2,738

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$1,020	$1,709

Income Taxes	587	252

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

In this quarterly report, unless the context otherwise requires or indicates, (i) the terms the “Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly-owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) the term “QD Capital” refers to our wholly-owned subsidiary, QD Capital Corporation, a Delaware corporation, (iv) the term “QCI” refers to our wholly-owned subsidiary, Quality Carriers, Inc., an Illinois Corporation, (v) the term “Boasso” refers collectively to our wholly-owned subsidiary, Boasso America Corporation, a Louisiana corporation and Boasso’s wholly-owned subsidiary, Greensville Transport Company (“Greensville”), a Virginia corporation, (vi) the term “QCER” refers collectively to our wholly-owned subsidiaries, QC Energy Resources, Inc., a Delaware corporation and QC Energy Resources, LLC, a Delaware limited liability company and (vii) the term “CLC” refers to our wholly-owned subsidiary, Chemical Leaman Corporation, a Pennsylvania corporation.

We are engaged primarily in transportation of bulk chemicals in North America. We are the largest provider of intermodal ISO tank container and depot services in North America through Boasso. In 2011, we entered the gas and oil frac shale energy markets, providing logistics services to these markets through QCER. We conduct a significant portion of our business through a network of independent affiliates and independent owner-operators. Independent affiliates are companies which enter into various term contracts with the Company. Independent affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Most of the independent affiliates lease trailers from us. Independent owner-operators are independent contractors who, through a contract with us, supply one or more tractors and drivers for our and our affiliates’ use. Contracts with independent owner-operators may be terminated by either party on short notice. We charge independent affiliates and third parties for the use of tractors and trailers as necessary in the form of rent. In exchange for the services rendered, independent affiliates and independent owner-operators are normally paid a percentage of the revenues collected on each load hauled.

Our accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of consolidated financial position, results of operations and cash flows have been included. The year ended December 31, 2011 consolidated balance sheet data was derived from our audited financial statements, but does not include all the disclosures required by GAAP. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2011, including the consolidated financial statements and accompanying notes.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future period.

Reclassification

Certain prior period amounts have been reclassified amongst business segments to conform to the current year presentation.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) updated its guidance on comprehensive income. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This amendment will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. Adoption of this amended guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued additional amendments to the guidance on goodwill testing for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This amendment is effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. Adoption of this amendment will not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued amended guidance that requires employers to provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. The new disclosure requirements are required for fiscal years ending after December 15, 2011. The adoption of this standard to expand our footnote disclosures in the consolidated financial statements did not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued additional guidance on comprehensive income. This accounting update defers changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Acquisition and Dispositions

During the first three months of 2012, we did not complete any acquisitions or dispositions of businesses or independent affiliates.

On November 1, 2011, Boasso acquired all of the outstanding stock of Greensville. The purchase price was $8.6 million, paid in cash, with an additional $0.5 million to be paid in cash, subject to Greensville meeting certain future operating performance criteria. An additional $0.5 million was paid in cash for a 338(h)(10) tax election and a working capital adjustment. Greensville is headquartered in Chesapeake, Virginia and is a leading provider of ISO tank container and depot services with access to ports in Virginia, Maryland and South Carolina. For its fiscal year ended December 31, 2010, Greensville had revenues of approximately $8.0 million.

2. Variable Interest Entities

At March 31, 2012, we hold a variable interest in two variable interest entities (“VIEs”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contract with the VIEs, the operating structure of the VIEs and our role with the VIEs, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of these VIEs.

One VIE is an independent affiliate that is directly engaged in the dry bulk business through the management of three trucking terminals in the North East region of the U.S. As such, this business is highly seasonal. We are involved with the VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $2.6 million at March 31, 2012. These loans are secured by a second- priority lien on assets of the VIE.

Due to severe winter weather in the fourth quarter of 2010, we recorded a $0.5 million reserve against our $2.6 million of loans receivable from this VIE during the first quarter of 2011. This reserve was reversed during the fourth quarter of 2011 based on an assessment of the VIE’s improved business performance and the Company’s improved collateral position.

The other VIE is an independent affiliate that is directly engaged in both the chemical and energy logistics businesses through the management of nine trucking terminals located throughout the U.S. and one energy terminal in the Midwest and Northeast regions of the U.S. As such, this business is also highly seasonal. We are involved with the VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $2.9 million at March 31, 2012. These loans are secured by a pledge of equity interests owned by the principal of this VIE.

3. Fair Value of Financial Instruments

The three-level valuation hierarchy for fair value measurements is based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and

•	Level 3—Instruments whose significant inputs are unobservable.

Following is a description of the valuation methodologies we used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis

The fair value of our long-term indebtedness is based on level 2 quoted market prices. As of March 31, 2012, the carrying value and fair value are as follows (in thousands):

	Carrying Value	Fair Value
9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”)	$225,000	$245,250

Our asset-based loan facility (the “ABL Facility”) is variable rate debt and approximates fair value.

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

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

Beginning 2012 and under recent FASB guidance, we assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is greater than its carrying amount. If, however, we had determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then the Company would perform the first step of the two-step goodwill impairment test.

Goodwill within our intermodal segment and the related changes were as follows (in thousands):

	December 31, 2011	Addition Greensville Purchase Price Adjustment	March 31, 2012
Intermodal	$31.3	$0.1	$31.4

Intangible Assets

Intangible assets at March 31, 2012 are as follows (in thousands):

	Gross value	Accumulated amortization	Net book value	Average lives (in years)
Tradename	$7,400	$—	$7,400	Indefinite
Customer relationships	14,260	(4,297)	9,963	12
Non-compete agreements	3,221	(2,566)	655	3 – 5

	$24,881	$(6,863)	$18,018

Of the total intangibles of approximately $18.0 million at March 31, 2012, approximately $17.5 million was allocated to our intermodal segment and approximately $0.5 million was allocated to our chemical logistics segment.

Amortization expense for the three months ended March 31, 2012 and 2011 was $0.5 million and $0.3 million, respectively. Estimated amortization expense for intangible assets is as follows (in thousands):

2012 remaining	$1,241
2013	1,416
2014	1,214
2015	1,214
2016 and after	5,533

Total	$10,618

5. Income Per Share

A reconciliation of the numerators and denominators of the basic and diluted income per share computations is as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2012			March 31, 2011
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:	$6,700	24,546	$0.27	$2,722	22,192	$0.12

Effect of dilutive securities:
Stock options	—	675	(0.01)	—	636	—
Unvested restricted stock	—	166	—	—	235	—
Stock warrants	—	26	—	—	442	—

Diluted income available to common shareholders:	$6,700	25,413	$0.26	$2,722	23,505	$0.12

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2012	2011
Stock options	1,654	1,935
Unvested restricted stock	232	327

6. Stock-Based Compensation

We maintain stock-based incentive plans under which stock options, restricted shares, and stock units may be granted to employees, non-employee directors, consultants and advisors. As of March 31, 2012, we had two active stock-based compensation plans. In April 2012, the Board of Directors approved the Quality Distribution, Inc. 2012 Equity Incentive Plan, subject to shareholder approval.

We recognize expense for stock-based compensation based upon estimated grant date fair value. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the awards’ vesting term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within “Compensation” in the Consolidated Statements of Operations. None of the stock-based compensation was capitalized during the first three months of 2012.

The fair value of options granted during the first three months of 2012 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2012, expected stock price volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Risk free rate	1.0%	2.0%
Expected life	5 years	5 years
Volatility	77.3%	78.0%
Expected dividend	nil	nil

The following table summarizes stock options and restricted shares issued (in thousands):

Three Months Ended March 31,
2012		2011
Stock Options Issued	Restricted Shares Issued	Stock Options Issued	Restricted Shares Issued
163	153	223	83

The following table summarizes stock-based compensation expense (in thousands):

	Three months ended March 31,
	2012	2011
Stock options	$391	$438
Restricted stock	282	286

	$673	$724

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of March 31, 2012 (in thousands):

		Remaining years
Stock options	$3,365	2.8
Restricted stock	2,573	2.4

	$5,938

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. Stock options for 41,604 shares were exercised during the three months ended March 31, 2012.

7. Employee Benefit Plans

We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover vested salaried participants and retirees (“CLC Plan”) and certain other vested participants and retirees under a collective bargaining agreement (“TTWU Plan”). Retirement benefits for employees covered by the CLC Plan are based on years of service and compensation levels. The monthly benefit for employees under the TTWU Plan is based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. Both pension plans have been frozen since prior to January 1, 1998. There have been no new participants and no future accruals of benefits from the time the plans were frozen.

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three months ended March 31,
	2012	2011
Service cost	$44	$44
Interest cost	542	605
Amortization of prior service cost	24	24
Amortization of loss	364	294
Expected return on plan assets	(566)	(575)

Net periodic pension cost	$408	$392

We contributed $0.6 million to our pension plans during the three months ended March 31, 2012. We expect to contribute an additional $3.5 million during the remainder of 2012.

Multi-employer pension plans

At March 31, 2012, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 2.6% of our total workforce, including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

In conjunction with our prior restructuring efforts, during the quarter ended September 30, 2010, we notified the trustees of three other pension plans of our intention to withdraw from those plans. Our withdrawal notifications were originally estimated to result in an aggregate withdrawal liability of approximately $2.0 million and we recorded a restructuring charge for this full amount in the third quarter of 2010. During the first nine months of 2011, we made aggregate payments of approximately $1.5 million to fully discharge the liabilities under those three pension plans and recorded a restructuring credit of $0.5 million in the second quarter of 2011.

We do not currently intend to withdraw from the remaining three multi-employer pension plans or take any actions that would subject us to payment of contingent obligations upon withdrawal from such plans. Based on information provided to us from the trustees of these plans, we estimate our portion of the contingent liability in the case of a full withdrawal or termination from these plans to be approximately $62.2 million, of which $57.9 million relates to the Central States Southeast and Southwest Areas Pension Plan.

These defined benefit plans cover substantially all of our union employees not covered under the TTWU Plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multi-employer plans is not readily available.

8. Restructuring

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010, which resulted in charges during 2008, 2009 and 2010 primarily related to our chemical logistics segment. At March 31, 2012, $2.6 million was accrued related to the restructuring charges which are expected to be paid through 2017.

In the three months ended March 31, 2012, we had the following activity in our restructuring accruals (in thousands):

	Balance at December 31, 2011	Additions	Payments	Reductions	Balance at March 31, 2012
Restructuring costs	$2,782	$—	$(192)	$—	$2,590

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

•

Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, proppant sand and crude oil for the unconventional oil and gas markets, primarily through 2 independent affiliates; and

•	Intermodal, which consists solely of Boasso’s intermodal ISO tank container transportation and depot services business supporting the international movement of bulk liquids.

Segment revenues and operating income include fuel surcharge for the chemical logistics and intermodal segments. The operating income reported in our segments excludes amounts such as gains and losses on disposal of property and equipment and restructuring costs. Although these amounts are excluded from the business segment results, they are included in our reported consolidated statements of operations. Corporate and unallocated amounts include depreciation and amortization and other gains and losses, and are included in our chemical logistics segment. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment data and a reconciliation to income before income taxes follow (in thousands):

	Three Months Ended March 31, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$105,647	$10,049	$17,510	$133,206
Service revenue	15,916	884	11,185	27,985
Fuel surcharge	26,314	1	4,409	30,724

Total operating revenues	147,877	10,934	33,104	191,915

Segment operating income	11,432	1,082	5,113	17,627
Depreciation and amortization	2,688	247	856	3,791
Other expense (income)	18	22	(42)	(2)

Operating income	8,726	813	4,299	13,838

Interest expense	5,682	—	1,507	7,189
Interest income	(179)	—	—	(179)
Other expense	(496)	—	260	(236)

Income before income taxes	$3,719	$813	$2,532	$7,064

	Three Months Ended March 31, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$110,612	$—	$14,069	$124,681
Service revenue	16,508	—	10,230	26,738
Fuel surcharge	23,638	—	2,853	26,491

Total operating revenues	150,758	—	27,152	177,910

Segment operating income	10,782	—	4,663	15,445
Depreciation and amortization	2,695	—	797	3,492
Other (income) expense	(247)	—	7	(240)

Operating income	8,334	—	3,859	12,193

Interest expense	6,295	—	1,516	7,811
Interest income	(139)	—	—	(139)
Other expense	1,503	—	247	1,750

Income before income taxes	$675	$—	$2,096	$2,771

Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three months ended March 31, 2012
	U. S.	International	Consolidated
Total operating revenues	$181,574	$10,341	$191,915
Operating income	12,070	1,768	13,838

	Three months ended March 31, 2011
	U. S.	International	Consolidated
Total operating revenues	$166,632	$11,278	$177,910
Operating income	10,343	1,850	12,193

	As of March 31, 2012
	U. S.	International	Consolidated
Long-term identifiable assets (1)	$128,372	$6,251	$134,623

	As of December 31, 2011
	U. S.	International	Consolidated
Long-term identifiable assets (1)	$119,879	$6,013	$125,892

	As of March 31, 2011
	U. S.	International	Consolidated
Long-term identifiable assets (1)	$103,963	$7,152	$111,115

(1)	Includes property and equipment.

10. Income Taxes

At December 31, 2011, we had approximately $1.6 million of total gross unrecognized tax benefits. Of this total, $1.2 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Included in the balance of total gross unrecognized tax benefits at December 31, 2011 was $0.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of the applicable statute of limitations.

For the three months ended March 31, 2012, the net change to our total gross unrecognized tax benefit was less than $0.1 million. The net change consisted of a partial release of two previous reserves due to the expiration of the statute of limitations and an audit settlement. Our total gross unrecognized tax benefit at March 31, 2012 was $1.6 million. This represents the total of our unrecognized tax benefits (not including interest and penalties).

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.5 million (net of federal tax benefit) accrued for interest and $0.2 million accrued for penalties at December 31, 2011. The total amount accrued for interest and penalties at March 31, 2012 was $0.7 million.

We are subject to the income tax jurisdictions of the U.S., Canada and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2007, to international examinations for years before 2007 and, with few exceptions, to state examinations before 2007.

The effective tax rates for the three months ended March 31, 2012 and 2011 were a tax provision of 5.2% and 1.8%, respectively. The Company continues to maintain a 100% valuation allowance against the balance of the net deferred tax asset in the current period. An adjustment to reduce the valuation allowance could occur during the current year ending December 31, 2012.

11. Redeemable Noncontrolling Interest

On March 3, 2011, we redeemed 100% of the 302 outstanding shares of Series C preferred stock of CLC which were held by two shareholders who were not affiliated with us. These shareholders received the maximum aggregate redemption value (which was equivalent to par value) of $1.8 million, plus accrued and unpaid preferred dividends through the redemption date.

12. Common Stock Offering

On March 13, 2012, we sold 2.5 million shares of our common stock in an underwritten public offering, at a gross price of $13.00 per share, and received net proceeds, after underwriting fees and expenses, of approximately $30.7 million. Certain affiliates of Apollo Management, L.P. also sold 3.2 million shares in the offering.

On February 9, 2011, we sold 2.0 million shares of our common stock in an underwritten public offering, at a gross price of $9.50 per share, and received net proceeds, after underwriting fees and expenses, of approximately $17.6 million. Certain affiliates of Apollo Management, L.P. also sold 2.6 million shares in the offering.

13. Commitments and Contingencies

Environmental Matters

It is our policy to comply with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. We have obtained independent certification that our management system is in place and functions according to professional standards and we continue to evaluate and continuously improve our Responsible Care® Management System performance. Our current activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, many of which are classified as hazardous materials or hazardous substances. In addition, our former tank wash business involved the generation, storage, discharge and disposal of wastes that may have contained hazardous substances. As such, we and others who operate in our industry are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. Under certain of these laws, we could also be subject to allegations of liability for the activities of our independent affiliates or independent owner-operators.

We are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other releases of such substances. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and on the road, and, notwithstanding the existence of our environmental management program, we cannot assure that such obligations will not be incurred in the future, predict with certainty the extent of future liabilities and costs under environmental, health, and safety laws, or assure that such liabilities will not result in a material adverse effect on our business, financial condition, operating results or cash flow. We have established reserves for remediation expenses at known contamination sites when it is probable that such efforts will be required of us and the related expenses can be reasonably estimated. We have also incurred in the past, and expect to incur in the future, expenditures related to environmental compliance; however, we do not anticipate that compliance with existing environmental laws will have a material adverse effect on our earnings or competitive position.

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of March 31, 2012 and December 31, 2011, we had reserves in the amount of $9.7 million and $10.1 million, respectively, for all environmental matters, of which the most significant are discussed below.

The balances presented include both current and long term environmental reserves. We expect the estimated environmental reserves to be paid over the next five years. Additions to the environmental reserves are classified in our Consolidated Statements of Operations within the “Selling and administrative” category.

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

At 8 of the 26 sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Five of these projects relate to operations conducted by CLC and its subsidiaries prior to our acquisition of CLC in 1998. These five sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; and (5) Charleston, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures over the next five years for these eight properties to be in the range of $7.5 million to $16.7 million.

Bridgeport, New Jersey

QDI is required under the terms of three federal consent decrees to perform remediation work at this operating truck terminal and tank wash site. CLC entered into consent orders with the U.S. Environmental Protection Agency (“USEPA”) in 1991 to treat groundwater, in 1998 to remove contamination in the wetlands, and in 2010 to assess and remediate contaminated soils at the site.

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began initial operations in June 2010. The plant experienced issues with the treatment of vapor phase emissions and operation was suspended in July 2010. After an engineering re-design process, the plant resumed operations in July 2011 and is now in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA to continue in 2012. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered into a consent order with USEPA in 2010 to perform the remediation work, which will consist of in-place thermal treatment. Additional site investigation work had been required by USEPA prior to the start of the engineering design effort. We have estimated aggregate expenditures for the Bridgeport location over the next five years to be in the range of $4.9 million to $8.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in 1995 to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a groundwater treatment facility with local discharge in 2007 and the treatment facility began operations in 2010. Although initial soil treatment was completed in 2007, test results indicated that soil clean-up objectives were not fully achieved. Accordingly, negotiations are on-going with USEPA over further soil remediation that may be needed at the site. We have estimated aggregate expenditures for the William Dick location over the next five years to be in the range of $0.9 million to $3.4 million.

Other Properties

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation (“NYSDEC”) in 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. We have completed a remedial investigation and a feasibility study. The state issued a record of decision in 2006. The remedial design work plan was completed and submitted to the agency in the fourth quarter of 2011. The remedial action phase is expected to begin later in 2012, pending approval from the NYSDEC.

Scary Creek, West Virginia: CLC received a cleanup notice from the state environmental authority in 1994. The state and we have agreed that remediation can be conducted under the state’s voluntary clean-up program (instead of the state superfund enforcement program). We are currently completing the originally planned remedial investigation and the additional site investigation work.

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

One site has completed the investigation phase and a final report was submitted to New Jersey Department of Environmental Protection. In accordance with the report findings and with the concurrence of the NJDEP, remedial efforts included some excavation of soil at the site. Additional planned efforts include deed recordation, placement of clean fill and the designation of a Classification Exception Area (“CEA”) for the groundwater. No further field remediation work is expected for this site.

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at this truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. In 2012, we entered into the state’s voluntary clean-up program which will require us to perform additional sampling to close the site. We have estimated aggregate future expenditures over the next five years for Tonawanda, Scary Creek, ISRA New Jersey and Charleston to be in the range of $1.7 million to $4.8 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

14. Guarantor Subsidiaries

At and during the three months ended March 31, 2012, there were outstanding our 9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”), which were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under the 2018 Notes are fully and unconditionally guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

The 2018 Notes are senior obligations of our subsidiaries, QD LLC and QD Capital, and are secured by a subordinated, second-priority lien on assets that secure our ABL Facility through a collateral agreement that is separate from the indenture under which these notes were issued. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first-lien obligations. Decisions regarding the maintenance and release of the collateral secured by the collateral agreement are made by the lenders under our ABL Facility and neither the indenture trustee nor the holders of the 2018 Notes have control of decisions regarding the release of the collateral. The 2018 Notes are also fully and unconditionally guaranteed, subject to certain customary release provisions on a second-priority senior secured basis, jointly and severally, by QDI, our other subsidiary guarantors, and certain of our future U.S. restricted subsidiaries.

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

QDI has no significant restrictions on its ability to receive funds from its subsidiaries. The ABL Facility and the indenture governing our 2018 Notes contain certain limitations on QD LLC’s ability to make distributions to QDI. We do not consider these restrictions to be significant, because QDI is a holding company with no significant operations or assets, other than ownership of 100% of QD LLC’s membership units. QD LLC’s direct and indirect wholly owned subsidiaries are generally permitted to make distributions to QD LLC, which is the principal obligor under the ABL Facility and the 2018 Notes.

We have not presented separate financial statements and other disclosures concerning QD LLC, QD Capital or the subsidiary guarantors because management has determined such information is not material to the holders of the above-mentioned notes.

The following condensed consolidating financial information for QDI, QD LLC, and QD Capital, which has no assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at March 31, 2012 and December 31, 2011 and condensed consolidating statements of operations for the three-month periods ended March 31, 2012 and 2011, and the condensed consolidating statements of cash flows for each of the three-month periods ended March 31, 2012 and 2011.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2012

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$133,206	$—	$—	$133,206
Service revenue	—	—	27,881	104	—	27,985
Fuel surcharge	—	—	30,724	—	—	30,724

Total operating revenues	—	—	191,811	104	—	191,915
Operating expenses:
Purchased transportation	—	—	131,877	—	—	131,877
Compensation	—	—	16,631	—	—	16,631
Fuel, supplies and maintenance	—	—	14,466	—	—	14,466
Depreciation and amortization	—	—	3,791	—	—	3,791
Selling and administrative	—	6	6,488	16	—	6,510
Insurance costs	—	—	3,219	—	—	3,219
Taxes and licenses	—	—	748	—	—	748
Communication and utilities	—	—	837	—	—	837
Gain on disposal of property and equipment	—	—	(2)	—	—	(2)

Operating (loss) income	—	(6)	13,756	88	—	13,838
Interest expense (income), non-related party, net	—	6,851	162	(3)	—	7,010
Interest (income) expense, related party, net	—	(6,851)	6,955	(104)	—	—
Other income	—	—	(229)	(7)	—	(236)

(Loss) income before income taxes	—	(6)	6,868	202	—	7,064
Provision for income taxes	—	—	330	34	—	364
Equity in earnings of subsidiaries	6,700	6,706	—	—	(13,406)	—

Net income	$6,700	$6,700	$6,538	$168	$(13,406)	$6,700

Total other comprehensive income (loss), net of tax	349	349	388	(39)	(698)	349

Comprehensive income	$7,049	$7,049	$6,926	$129	$(14,104)	$7,049

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2011

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$124,681	$—	$—	$124,681
Service revenue	—	—	26,604	134	—	26,738
Fuel surcharge	—	—	26,491	—	—	26,491

Total operating revenues	—	—	177,776	134	—	177,910
Operating expenses:
Purchased transportation	—	—	124,722	—	—	124,722
Compensation	—	—	14,883	—	—	14,883
Fuel, supplies and maintenance	—	—	11,777	—	—	11,777
Depreciation and amortization	—	—	3,492	—	—	3,492
Selling and administrative	—	12	5,117	20	—	5,149
Insurance costs	—	—	4,680	5	—	4,685
Taxes and licenses	—	—	447	—	—	447
Communication and utilities	—	—	802	—	—	802
Gain on disposal of property and equipment	—	—	(240)	—	—	(240)

Operating (loss) income	—	(12)	12,096	109	—	12,193
Interest (income) expense, non-related party, net	(14)	7,362	325	(1)	—	7,672
Interest (income) expense, related party, net	—	(7,362)	7,464	(102)	—	—
Write-off of debt issuance costs	—	1,786	—	—	—	1,786
Other expense (income)	—	2	12	(50)	—	(36)

Income (loss) before income taxes	14	(1,800)	4,295	262	—	2,771
Provision for income taxes	—	—	229	(180)	—	49
Equity in earnings of subsidiaries	2,708	4,508	—	—	(7,216)	—

Net income	$2,722	$2,708	$4,066	$442	$(7,216)	$2,722

Total other comprehensive income (loss), net of tax	268	268	318	(50)	(536)	268

Comprehensive income	$2,990	$2,976	$4,384	$392	$(7,752)	$2,990

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

March 31, 2012

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$3,385	$482	$—	$3,867
Accounts receivable, net	—	—	103,390	37	—	103,427
Prepaid expenses	—	19	12,587	—	—	12,606
Deferred tax asset	—	—	4,074	—	—	4,074
Other	—	—	6,467	—	—	6,467

Total current assets	—	19	129,903	519	—	130,441
Property and equipment, net	—	—	134,623	—	—	134,623
Goodwill	—	—	31,410	—	—	31,410
Intangibles, net	—	—	18,018	—	—	18,018
Investment in subsidiaries	(132,301)	389,312	28,030	—	(285,041)	—
Other assets	—	10,365	5,940	—	—	16,305

Total assets	$(132,301)	$399,696	$347,924	$519	$(285,041)	$330,797

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$—	$3,248	$—	$—	$3,248
Current maturities of capital lease obligations	—	—	6,425	—	—	6,425
Accounts payable	—	—	10,556	(8)	—	10,548
Intercompany	(64,026)	253,563	(154,475)	(7,032)	(28,030)	—
Affiliates and independent owner-operators payable	—	—	12,423	—	—	12,423
Accrued expenses	316	9,661	20,459	18	—	30,454
Environmental liabilities	—	—	3,911	—	—	3,911
Accrued loss and damage claims	—	—	8,949	—	—	8,949

Total current liabilities	(63,710)	263,224	(88,504)	(7,022)	(28,030)	75,958
Long-term indebtedness, less current maturities	—	268,773	4,758	—	—	273,531
Capital lease obligations, less current maturities	—	—	2,861	—	—	2,861
Environmental liabilities	—	—	5,765	—	—	5,765
Accrued loss and damage claims	—	—	9,745	—	—	9,745
Other non-current liabilities	(1,007)	—	31,487	41	—	30,521

Total liabilities	(64,717)	531,997	(33,888)	(6,981)	(28,030)	398,381

Shareholders’ (deficit) equity:
Common stock	426,799	354,963	399,823	4,833	(759,619)	426,799
Treasury stock	(1,944)	—	—	—	—	(1,944)
Accumulated (deficit) retained earnings	(271,843)	(267,140)	11,476	3,795	251,869	(271,843)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(31,032)	(30,560)	(29,487)	(1,073)	61,120	(31,032)
Stock purchase warrants	25	25	—	—	(25)	25

Total shareholders’ (deficit) equity	(67,584)	(132,301)	381,812	7,500	(257,011)	(67,584)

Total liabilities and shareholders’ (deficit) equity	$(132,301)	$399,696	$347,924	$519	$(285,041)	$330,797

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2011

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$3,540	$513	$—	$4,053
Accounts receivable, net	—	—	90,509	58	—	90,567
Prepaid expenses	—	31	7,818	—	—	7,849
Deferred tax asset	—	—	4,048	—	—	4,048
Other	307	—	3,551	—	—	3,858

Total current assets	307	31	109,466	571	—	110,375
Property and equipment, net	—	—	125,892	—	—	125,892
Goodwill	—	—	31,344	—	—	31,344
Intangibles, net	—	—	18,471	—	—	18,471
Investment in subsidiaries	(138,028)	382,191	27,964	—	(272,127)	—
Other assets	—	10,655	5,658	—	—	16,313

Total assets	$(137,721)	$392,877	$318,795	$571	$(272,127)	$302,395

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$—	$4,139	$—	$—	$4,139
Current maturities of capital lease obligations	—	—	5,261	—	—	5,261
Accounts payable	—	—	7,579	(8)	—	7,571
Intercompany	(30,870)	237,702	(171,982)	(6,886)	(27,964)	—
Affiliates and independent owner-operators payable	—	—	9,795	—	—	9,795
Accrued expenses	341	4,184	20,751	51	—	25,327
Environmental liabilities	—	—	3,878	—	—	3,878
Accrued loss and damage claims	—	—	8,614	—	—	8,614

Total current liabilities	(30,529)	241,886	(111,965)	(6,843)	(27,964)	64,585
Long-term indebtedness, less current maturities	—	289,019	4,804	—	—	293,823
Capital lease obligations, less current maturities	—	—	3,840	—	—	3,840
Environmental liabilities	—	—	6,222	—	—	6,222
Accrued loss and damage claims	—	—	9,768	—	—	9,768
Other non-current liabilities	(1,007)	—	31,306	43	—	30,342

Total liabilities	(31,536)	530,905	(56,025)	(6,800)	(27,964)	408,580

Shareholders’ (deficit) equity:
Common stock	393,859	354,963	399,757	4,833	(759,553)	393,859
Treasury stock	(1,878)	—	—	—	—	(1,878)
Accumulated (deficit) retained earnings	(278,543)	(273,840)	4,938	3,627	265,275	(278,543)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(31,381)	(30,909)	(29,875)	(1,034)	61,818	(31,381)
Stock purchase warrants	1,347	1,347	—	—	(1,347)	1,347

Total shareholders’ (deficit) equity	(106,185)	(138,028)	374,820	7,371	(244,163)	(106,185)

Total liabilities and shareholders’ (deficit) equity	$(137,721)	$392,877	$318,795	$571	$(272,127)	$302,395

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2012

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$6,700	$6,700	$6,538	$168	$(13,406)	$6,700
Adjustments for non-cash charges	(6,027)	(12,967)	10,814	(104)	13,406	5,122
Net changes in assets and liabilities	282	5,779	(16,354)	203	—	(10,090)
Intercompany activity	(955)	488	765	(298)	—	—

Net cash provided by (used in) operating activities	—	—	1,763	(31)	—	1,732

Cash flows from investing activities:
Capital expenditures	—	—	(13,498)	—	—	(13,498)
Greensville purchase price adjustment	—	—	(66)	—	—	(66)
Proceeds from sales of property and equipment	—	—	2,650	—	—	2,650

Net cash used in investing activities	—	—	(10,914)	—	—	(10,914)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(2,303)	—	—	(2,303)
Proceeds from revolver	—	25,800	—	—	—	25,800
Payments on revolver	—	(46,100)	—	—	—	(46,100)
Deferred financing costs	—	(246)	—	—	—	(246)
Proceeds from equity offering, net of transaction costs	30,710	—	—	—	—	30,710
Proceeds from exercise of stock options	235	—	—	—	—	235
Other	—	—	900	—	—	900
Intercompany activity	(30,945)	20,546	10,399	—	—	—

Net cash provided by financing activities	—	—	8,996	—	—	8,996

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—

Net decrease in cash and cash equivalents	—	—	(155)	(31)	—	(186)
Cash and cash equivalents, beginning of period	—	—	3,540	513	—	4,053

Cash and cash equivalents, end of period	$—	$—	$3,385	$482	$—	$3,867

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,722	$2,708	$4,066	$442	$(7,216)	$2,722
Adjustments for non-cash charges	(1,984)	(9,257)	11,082	(102)	7,216	6,955
Net changes in assets and liabilities	(42)	5,732	(10,418)	715	—	(4,013)
Intercompany activity	(696)	817	1,221	(1,342)	—	—

Net cash provided by (used in) operating activities	—	—	5,951	(287)	—	5,664

Cash flows from investing activities:
Capital expenditures	—	—	(3,195)	—	—	(3,195)
Proceeds from sales of property and equipment	—	—	2,860	—	—	2,860

Net cash used in investing activities	—	—	(335)	—	—	(335)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	(27,578)	(2,369)	—	—	(29,947)
Proceeds from revolver	—	43,300	—	—	—	43,300
Payments on revolver	—	(33,300)	—	—	—	(33,300)
Deferred financing costs	—	(341)	—	—	—	(341)
Redemption of noncontrolling interest	—	—	(1,833)	—	—	(1,833)
Proceeds from equity offering, net of transaction costs	17,623	—	—	—	—	17,623
Proceeds from exercise of stock options	637	—	—	—	—	637
Other	—	—	(482)	—	—	(482)
Intercompany activity	(18,260)	17,919	341	—	—	—

Net cash used in financing activities	—	—	(4,343)	—	—	(4,343)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	—	(1)

Net increase (decrease) in cash and cash equivalents	—	—	1,272	(287)	—	985
Cash and cash equivalents, beginning of period	—	—	1,174	579	—	1,753

Cash and cash equivalents, end of period	$—	$—	$2,446	$292	$—	$2,738

15. SUBSEQUENT EVENTS

On May 7, 2012, we entered into definitive agreements to acquire the operating assets of Wylie Bice Trucking, LLC (“Bice”) and the operating assets and rights of RM Resources, LLC (“RM”) for an aggregate purchase price of $79.3 million plus potential additional consideration of $19.0 million, to be paid in cash, subject to Bice and RM achieving certain future operating and financial performance criteria. Headquartered in Killdeer, ND, Bice is a leading provider of transportation services to the unconventional oil and gas industry within the Bakken shale region, primarily hauling fresh water, flowback and production water, and oil for numerous energy customers. The flowback and production water Bice hauls is primarily disposed of utilizing four existing salt water injection wells owned and operated by RM. On a combined basis for its most recent fiscal year ended December 31, 2011, Bice and RM had revenues of approximately $106.0 million.

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”). The purchase price was $8.7 million, paid in cash, with potential additional consideration of $1.0 million, to be paid in cash, subject to Trojan achieving certain future operating and financial performance criteria. Trojan is headquartered in Pleasanton, TX and provides transportation service to the unconventional oil and gas industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers. For its fiscal year ended December 31, 2011, Trojan had revenues of approximately $13.5 million.

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America through our wholly-owned subsidiary, QCI, and are also the largest provider of intermodal ISO tank container and depot services in North America through our wholly-owned subsidiary, Boasso which also includes Greensville. In 2011, we entered the gas and oil frac shale energy markets, providing logistics services to these markets through our wholly-owned subsidiaries, QCER. We operate an asset-light business model and service customers across North America through our network of 29 independent affiliates, 94 terminals servicing the chemical markets (89 of which are operated by independent affiliates and 5 which are company-operated), 9 company-operated tank depot services terminals and 2 terminals servicing the energy markets which are operated by independent affiliates.

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

•

Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, proppant sand and crude oil for the unconventional oil and gas markets, primarily through 2 independent affiliates; and

•	Intermodal, which consists solely of Boasso’s intermodal ISO tank container transportation and depot services business supporting the international movement of bulk liquids.

Chemical Logistics

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We coordinate the transport of a broad range of chemical products, primarily through our independent affiliate network, and provide our customers with logistics and other value-added services. We are a core carrier for many of the major companies engaged in chemical processing including Arclin, Arkema, Ashland, BASF, Dow, DuPont, ExxonMobil, Georgia-Pacific, Honeywell, PPG Industries, Procter & Gamble, Sunoco and Unilever, and we provide services to most of the top 100 chemical producers with North American operations. We believe the diversity of our customer base, geography and end-markets provides a competitive advantage.

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

Energy Logistics

Beginning in the second quarter of fiscal 2011, transportation revenue includes revenue earned from hauling fresh and disposal water for the energy market and in the fourth quarter of 2011 we began hauling oil. This revenue is principally a function of the volume of shipments, price per hour of service, and the allocation of shipments between us and other carriers under logistics contracts we manage. Volume of shipments can be influenced significantly by fluctuations in the price of natural gas and oil, which in turn influences frac shale drilling activity levels. Similar to the shipment of bulk chemicals, we expect revenues to generally be lower during the winter months, as drilling within certain shales that we service may be adversely affected by the severity of weather in various sections of the country.

Intermodal

Our wholly-owned subsidiary, Boasso, which also includes Greensville since November 1, 2011, is the largest North American provider of intermodal ISO tank container transportation and depot services, with nine terminals located in the eastern half of the United States. In addition to intermodal tank transportation services, Boasso provides tank cleaning, heating, testing, maintenance and storage services to customers. Boasso provides local and over-the-road trucking primarily within the proximity of the port cities where its depots are located. Boasso also sells equipment that its customers use for portable alternative storage or office space.

Demand for intermodal ISO tank containers is impacted by the aggregate volume of imports and exports of chemicals through United States ports, and Boasso’s revenues are accordingly impacted by this import/export volume, in particular the number and volume of shipments through ports at which Boasso has terminals, as well as their market share. Economic conditions and differences among the laws and currencies of foreign nations may also impact the volume of shipments.

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

Energy Logistics

In 2010, we initiated a growth strategy targeting the gas and oil frac shale energy market through our wholly-owned subsidiaries, QCER. We currently serve several customers and operate approximately 400 units of energy equipment in this market. In the third quarter of 2011, QCER won a multi-year contract with a major energy company to provide full logistics of their fresh and disposal water hauling needs in the Marcellus shale region of Pennsylvania. The logistics revenues associated with this contract began in the third quarter of 2011 and are expected to provide significant revenue and growth prospects for the future. In the fourth quarter of 2011, we began hauling oil in the Eagle Ford shale region of Texas and in April 2012, we acquired certain operating assets of Trojan, a provider of transportation services within the Eagle Ford Shale region. We expect the Eagle Ford shale region to provide revenue and growth prospects for the future as well. We believe the energy logistics market has significant revenue potential and we may realize higher margins and better equipment utilization than we experience in our chemical logistics business. In connection with our entry into this business, we will operate a portion of the energy logistics business through company-operated terminals, rather than through independent affiliates, which will affect the overall mix of our asset-light business.

Intermodal

We estimate that the North American intermodal ISO tank container transportation and depot services market generated revenues of approximately $225.0 million in 2010, and we believe Boasso and Greensville collectively have the leading market share. The intermodal ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products.

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

Given the specialty nature of the services we provide and the size of our existing network, we believe there are significant barriers to entry to our industry. During the two years ended December 31, 2010, we consolidated terminals and transitioned terminals to affiliates and aggressively reduced aged and specialty equipment in our fleet. These actions reduced the number of terminals and trailers that we manage and resulted in a greater portion of our revenue being generated by affiliates. We believe these actions have reduced certain fixed costs, provide a more variable cost structure and position us with a financially flexible, asset-light business platform.

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

Recent Significant Transactions

May 2012 Definitive Asset Purchase Agreement Signed

On May 7, 2012, we entered into definitive agreements to acquire the operating assets of Wylie Bice Trucking, LLC (“Bice”) and the operating assets and rights of RM Resources, LLC (“RM”) for an aggregate purchase price of $79.3 million plus potential additional consideration of $19.0 million, to be paid in cash, subject to Bice and RM achieving certain future operating and financial performance criteria. Headquartered in Killdeer, ND, Bice is a leading provider of transportation services to the unconventional oil and gas industry within the Bakken shale region, primarily hauling fresh water, flowback and production water, and oil for numerous energy customers. The flowback and production water Bice hauls is primarily disposed of utilizing four existing salt water injection wells owned and operated by RM. On a combined basis for its most recent fiscal year ended December 31, 2011, Bice and RM had revenues of approximately $106.0 million.

April 2012 Asset Acquisition

On April 1, 2012, we acquired certain operating assets of Trojan. The purchase price was $8.7 million, paid in cash, with potential additional consideration of $1.0 million, to be paid in cash, subject to Trojan achieving certain future operating and financial performance criteria. Trojan is headquartered in Pleasanton, TX and provides transportation service to the unconventional oil and gas industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers. For the fiscal year ended December 31, 2011, Trojan had revenues of approximately $13.5 million.

March 2012 Common Stock Offering

On March 13, 2012, we sold 2.5 million shares of our common stock in an underwritten public offering, at a gross price of $13.00 per share, and received net proceeds, after underwriting fees and expenses, of approximately $30.7 million. Certain affiliates of Apollo Management, L.P. also sold 3.2 million shares in the offering. Net cash proceeds were used to repay outstanding borrowings under our ABL Facility.

November 2011 Intermodal Acquisition

On November 1, 2011, Boasso acquired all of the outstanding stock of Greensville Transport Company (“Greensville”). The purchase price was $8.6 million, paid in cash, with an additional $0.5 million to be paid in cash, subject to Greensville meeting certain future operating performance criteria. An additional $0.5 million was paid in cash for a 338(h)(10) tax election and a working capital adjustment. Greensville is headquartered in Chesapeake, Virginia and is a leading provider of ISO tank container and depot services with access to ports in Virginia, Maryland and South Carolina. For its fiscal year ended December 31, 2010, Greensville had revenues of approximately $8.0 million. Proforma information for the acquisition has not been presented as the acquisition was not significant.

August 2011 ABL Facility Refinancing

On August 19, 2011, we entered into a credit agreement for a new senior secured asset-based revolving credit facility (the “ABL Facility”). The ABL Facility provides for a revolving credit facility with a maturity of five years and a maximum borrowing capacity of $250.0 million. The ABL Facility includes a sublimit of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The ABL Facility replaced our previous asset-based revolving credit facility entered into on December 18, 2007 and its related collateral arrangements and guarantees.

February 2011 Common Stock Offering

On February 9, 2011, we sold 2.0 million shares of our common stock in an underwritten public offering, at a gross price of $9.50 per share, and received net proceeds, after underwriting fees and expenses, of approximately $17.6 million. Certain affiliates of Apollo Management, L.P. also sold 2.6 million shares in the offering. Pursuant to the offering, we redeemed $17.5 million of our 2013 PIK Notes at par, plus accrued and unpaid interest on March 11, 2011.

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

The methodology applied in the analysis performed at June 30, 2011 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2011 and 2010. We continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2011 through year end 2011, and again in the quarter ended March 31, 2012. There were no indications that a triggering event had occurred as of March 31, 2012. As of March 31, 2012, we had total goodwill of $31.4 million, all of which was allocated to our intermodal segment. As of March 31, 2012, we had total intangibles of $18.0 million, of which $17.5 million was allocated to our intermodal segment and $0.5 million was allocated to our chemical logistics segment.

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

Under the FASB guidance, we perform the annual goodwill impairment test as of June 30 of each year. The Company assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is greater than its carrying amount. If, however, we determine that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, then the Company would perform the first step of the two-step goodwill impairment test.

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

We continue to evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. The Company reviews a rolling thirty-six month calculation of U.S. earnings, and considers other criteria at each reporting date, to determine if the Company has incurred cumulative income or losses in recent years. While we recognize our recent cumulative income position is an example of positive evidence to be considered in our assessment at this time, management continues to believe it is more likely than not we will not realize 100% of our deferred tax assets due to our consideration of all positive and negative evidence available. If we determine in a future reporting period that we will be able to use some or all of our deferred tax assets, the adjustment to reduce or eliminate the valuation allowance would reduce our tax expense and increase net income. An adjustment to reduce the valuation allowance could occur during the year ended December 31, 2012 upon resolution of the aforementioned uncertainties. Changes in deferred tax assets and valuation allowance are reflected in the provision for income taxes line in our consolidated statements of operations.

At December 31, 2011, we had an estimated $77.0 million in federal net operating loss carryforwards, $3.0 million of unrecognized federal operating loss carryforwards related to excess stock compensation deductions and uncertain tax position deductions, $2.4 million in alternative minimum tax credit carryforwards and $4.8 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2030, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits may be carried forward for 10 years.

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

Accrued loss and damage claims—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of March 31, 2012, we had $22.9 million in an outstanding letter of credit to our insurance administrator to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letter of credit. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Stock compensation plans—Stock compensation is determined by the assumptions required under the FASB guidance. The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $0.7 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was approximately $5.9 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost generally varies from two to four years. For further discussion on stock-based compensation, see Note 6 of Notes to Consolidated Financial Statements included in Item 1 of this report.

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

Restructuring—We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010 which resulted in charges during 2008, 2009 and 2010, primarily related to our chemical logistics segment. As of March 31, 2012, approximately $2.6 million was accrued related to the restructuring charges, which are expected to be paid through 2017.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, “Summary of Significant Accounting Policies—New Accounting Pronouncements” for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011

OPERATING REVENUES:

Transportation	69.4%	70.1%
Service revenue	14.6%	15.0%
Fuel surcharge	16.0%	14.9%

Total operating revenues	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	68.7%	70.1%
Compensation	8.7%	8.4%
Fuel, supplies and maintenance	7.5%	6.6%
Depreciation and amortization	2.0%	2.0%
Selling and administrative	3.4%	2.9%
Insurance costs	1.7%	2.6%
Taxes and licenses	0.4%	0.3%
Communication and utilities	0.4%	0.5%
Gain on disposal of property and equipment	(0.0%)	(0.1%)

Total operating expenses	92.8%	93.3%

Operating income	7.2%	6.7%

Interest expense	3.7%	4.4%
Interest income	(0.1%)	(0.1%)
Write-off of debt issuance costs	0.0%	1.0%
Other income	(0.1%)	0.0%

Income before income taxes	3.7%	1.4%
Provision for income taxes	0.2%	0.0%

Net income	3.5%	1.4%

The following table shows the approximate number of terminals, drivers, tractors, trailers and energy market equipment that we managed (including affiliates and independent owner-operators) as of March 31:

	2012	2011
Terminals	105	104
Drivers	2,745	2,717
Tractors	2,976	2,861
Trailers	5,496	5,613
Energy market equipment (1)	414	—

(1)	Includes tractors and trailers

As of March 31, our network terminals and facilities consisted of the following:

	2012 Terminals	2011 Terminals
Chemical logistics independent affiliate trucking terminals	89	93
Chemical logistics company-operated trucking terminals	5	3
Energy logistics independent affiliate energy terminals	2	—
Intermodal container services terminals/depots	9	8

Total	105	104

Three Months Ended March 31, 2012 Compared to Three Months Ended March, 31, 2011

For the quarter ended March 31, 2012, total revenues were $191.9 million, an increase of $14.0 million, or 7.9%, from revenues of $177.9 million for the same period in 2011. Transportation revenue increased by $8.5 million, or 6.8%, primarily due to an increase in new energy logistics revenue of $9.7 million and an increase of $3.4 million in our intermodal business. These increases were partially offset by a decrease in chemical logistics revenue of $4.6 million due to lower bulk chemical shipments.

Service revenue increased $1.2 million, or 4.7%. This increase was primarily due to an increase in our intermodal business of $0.9 million and an increase in our energy logistics business of $0.8 million, partially offset by a decrease in our chemical logistics business of $0.5 million.

Fuel surcharge revenue increased $4.2 million, or 16.0%, primarily due to an increase in fuel prices. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers. These programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change of fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased $7.2 million, or 5.7%, due to an increase of $8.3 million in costs related to servicing the energy logistics market and an increase of $2.4 million in costs related to our intermodal business offset by a decrease of $3.5 million in costs related to servicing the chemical logistics market. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 80.4% for the current quarter versus 82.5% for the prior-year quarter. Our independent affiliates generated 91.7% of our chemical logistics revenue and fuel surcharge revenue for the three months ended March 31, 2012 compared to 94.3% for the comparable prior-year period. This decrease resulted from the conversion of 2 independent affiliate trucking terminals to company operated terminals. During the 2012 and 2011 periods, we paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue. During the 2012 quarter, hauling for the energy market was performed by independent affiliates and other independent third-party carriers. In the energy market, we typically pay between 85% to 95% of the transportation revenue depending upon whether our independent affiliate or a third-party carrier does the hauling, which generated nearly 100% of our energy logistics revenue in 2012.

Compensation expense increased by $1.7 million, or 11.7%, due to an increase in our intermodal business of $1.4 million, which $0.6 million related to the acquisition of Greensville, and an increase of $0.3 million in our energy logistics business. Compensation expense in our chemical logistics business remained consistent with the prior year period.

Fuel, supplies and maintenance increased $2.7 million, or 22.8%, due to an increase of $0.9 million related to our chemical logistics business resulting primarily from an increase in repairs and maintenance expense of $0.5 million and an increase in fuel costs of $0.4 million, primarily at our company-owned terminals. We had an increase of $0.5 million related to our energy logistics business. In addition, we had an increase of $1.3 million related to our intermodal business due to an increase in repairs and maintenance expense of $0.8 million, an increase in fuel costs of $0.5 million and $0.8 million of these higher costs related to the Greensville acquisition.

Depreciation and amortization expense increased $0.3 million, or 8.6%, primarily due to an increase in depreciation for new energy equipment.

Selling and administrative expenses increased $1.4 million, or 26.4%, primarily due to an increase in our chemical logistics business of $1.1 million which includes the incurrence of approximately $0.4 million of acquisition-related costs, offset by a reduction in our bad debt expense of $0.3 million. In addition, our intermodal business had increased costs of $0.3 million and our energy logistics business had increased costs of $0.3 million.

Insurance costs decreased by $1.5 million, or 31.3%, due to a reduction in the number and severity of claims.

We recognized a gain on disposal of revenue equipment of less than $0.1 million for the quarter ended March 31, 2012 and a gain on disposal of revenue equipment of $0.2 million for the quarter ended March 31, 2011.

For the quarter ended March 31, 2012, operating income was $13.8 million, an increase of $1.6 million, or 13.5%, compared to operating income of $12.2 million for the same period in 2011. The operating margin for the quarter ended March 31, 2012 was 7.2% compared to 6.9% for the same period in 2011 as a result of the above-mentioned items.

Interest expense decreased by $0.6 million, or 8.0% in the quarter ended March 31, 2012, primarily due to redemptions of our high cost 2013 PIK Notes during 2011. We expect our interest expense to continue to be lower in 2012 unless the principal balance of our indebtedness increases.

We had no write-offs of debt issuance costs during the first quarter of 2012. In the first quarter of 2011, we wrote off debt issuance costs of $1.8 million resulting from redemptions of our 2013 PIK Notes in January 2011 and March 2011 in the amounts of $10.0 million and $17.5 million, respectively.

The provision for income taxes was $0.4 million for the quarter ended March 31, 2012, compared to less than $0.1 million for the same period in 2011. The effective tax rates for the three months ended March 31, 2012 and 2011 were 5.2% and 1.8%, respectively. The effective tax rate continues to be lower than our statutory rate due to the expense impact of the valuation allowance against our net deferred tax asset.

For the quarter ended March 31, 2012, net income was $6.7 million compared to net income of $2.7 million for the same period in 2011 as a result of the above-mentioned items.

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

•

Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, proppant sand and crude oil for the unconventional oil and gas markets, primarily through 2 independent affiliates; and

•	Intermodal, which consists solely of Boasso’s intermodal ISO tank container transportation and depot services business supporting the international movement of bulk liquids.

Segment revenues and operating income include fuel surcharge primarily for the chemical logistics and intermodal segments. The operating income reported for our segments excludes amounts such as gains and losses on disposal of property and equipment, restructuring costs, impairment charge, corporate and other unallocated amounts. Although these amounts are excluded from the business segment results, they are included in our reported consolidated statement of operations. Corporate and unallocated amounts include depreciation and amortization and other gains and losses and are included in our chemical logistics segment. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment operating results are as follows (in thousands):

	Three Months Ended March 31, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$105,647	$10,049	$17,510	133,206
Service revenue	15,916	884	11,185	27,985
Fuel surcharge	26,314	1	4,409	30,724

Total operating revenue	147,877	10,934	33,104	191,915

Segment revenue % of total revenue	77.1%	5.7%	17.2%	100%
Segment operating income	11,432	1,082	5,113	17,627
Depreciation and amortization	2,688	247	856	3,791
Other expense (income)	18	22	(42)	(2)

Operating income	$8,726	$813	$4,299	$13,838

	Three Months Ended March 31, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$110,612	$—	$14,069	$124,681
Service revenue	16,508	—	10,230	26,738
Fuel surcharge	23,638	—	2,853	26,491

Total operating revenue	150,758	—	27,152	177,910

Segment revenue % of total revenue	84.7%	—	15.3%	100.0%
Segment operating income	10,782	—	4,663	15,445
Depreciation and amortization	2,695	—	797	3,492
Other (income) expense	(247)	—	7	(240)

Operating income	$8,334	$—	$3,859	$12,193

	2012 vs 2011	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment revenues	$ change	$(2,881)	$10,934	$5,952	$14,005
	% change	(1.9)%	100.0%	21.9%	7.9%

	2012 vs 2011	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment revenues (excluding fuel surcharge)	$ change	$(5,557)	$10,933	$4,396	$9,772

	% change	(4.4)%	100.0%	18.1%	6.5%

Segment operating income	$ change	$650	$1,082	$450	$2,182
	% change	6.0%	100.0%	9.7%	14.1%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating revenue:

Chemical Logistics—revenues decreased $2.9 million, or 1.9%, for the quarter ended March 31, 2012 compared to the same period for 2011 primarily due to a decrease in transportation revenue of $5.0 million. The decline was driven by reduced linehaul revenue resulting primarily from the lingering adverse impact of the implementation of electronic on-board recorders on driver counts. Although driver counts are rising slightly, we expect industry-wide tightness in driver capacity to impact our chemical logistics business in the second quarter of 2012. This decline was partially offset by an increase of $2.7 million of fuel surcharge revenue due to increased fuel prices. In addition, service revenue decreased by $0.6 million due primarily to decreased trailer rental revenue.

Energy Logistics—revenues increased $10.9 million, or 100.0%, for the quarter ended March 31, 2012 due to our entry into the gas and oil frac shale energy market during the second quarter of 2011. We continue to generate a high percentage of segment operating revenues from our Marcellus Shale operation, which includes a significant amount of lower margin business brokered to third-party carriers.

Intermodal—revenues increased $6.0 million, or 21.9%, for the quarter ended March 31, 2012 compared to the same period in 2011, partially due to the Greensville acquisition and partially due to higher volumes and depot revenue.

Operating income:

Chemical Logistics—operating income increased $0.7 million, or 6.0%, for the quarter ended March 31, 2012 compared to the same period in 2011 primarily due to lower insurance costs offset in part by increased fuel, supplies and maintenance costs.

Energy Logistics—operating income increased $1.1 million, or 100.0%, for the quarter ended March 31, 2012 due to our entry into the gas and oil frac shale energy market in the second quarter of 2011.

Intermodal—operating income increased $0.5 million, or 9.7%, for the quarter ended March 31, 2012 compared to the same period in 2011 due to increased customer demand and to the acquisition of Greensville.

Liquidity and Capital Resources

Our primary cash needs consist of working capital, capital expenditures, acquisitions and debt service. Our working capital needs depend upon the timing of our collections from customers and payments to others as well as our capital and operating lease payment obligations. Our capital expenditures primarily relate to acquiring trailers to maintain the chemical logistics fleet and supporting our energy logistics business with growth capital. We reduced our capital expenditure requirements for our chemical logistics business by utilizing independent affiliates and independent owner-operators.

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For the three months ending March 31, 2012, capital expenditures were $13.5 million and proceeds from sales of property and equipment were $2.7 million. Capital expenditures for 2012 included $8.2 million for equipment purchased to support our energy logistics business and proceeds from sales of property and equipment for 2012 included $1.4 million of energy equipment sales to independent affiliates. We generally expect our sustaining capital expenditures for our chemical logistics and intermodal businesses, net of proceeds from property and equipment sales, to be approximately 1% of operating segment revenues annually. We currently expect net capital expenditures in the second quarter to decline from first quarter levels for the remainder of 2012. We expect net capital expenditures to be approximately $20.0 to $25.0 million for the 2012 year, of which approximately $11.1 million is for equipment required to grow our energy logistics business. Some of our independent affiliates who are engaged with us in the energy market may at times purchase some portion of this equipment from us. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses, or other factors. We periodically make asset and/or stock acquisitions, which tend to require cash as part of the consideration. Some acquisitions will come with assets that we can pledge to our ABL Facility and increase our borrowing capacity. To the extent that such additional capacity is insufficient to complete the acquisitions, we would either need to raise additional capital or use our liquidity at the time to close the transaction.

Debt service currently consists of principal and interest payments on the outstanding balance of our ABL Facility as well as our outstanding 2018 Notes. We have no major debt maturities prior to August 2016, when our ABL Facility matures. During 2011, note indebtedness was comprised primarily of our 2018 Notes and our 2013 PIK Notes, though the aggregate principal balance of notes changed during 2011. We redeemed $10.0 million of our 2013 PIK Notes in January 2011, redeemed $17.5 million of our 2013 PIK Notes with the proceeds from our common stock offering in March 2011, and redeemed the remaining $5.8 million of our 2013 PIK Notes in July 2011.

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

Our primary sources of liquidity for operations during the 2012 and 2011 periods have been cash flow from operations and borrowing availability under the ABL Facility and our previous ABL Facility. At March 31, 2012, we had $116.2 million of borrowing availability under the ABL Facility. We expect to utilize a significant portion of this availability during the second quarter to meet normal debt service requirements, and to complete acquisitions. We periodically make business acquisitions with cash as part or all of the consideration. Some acquisitions provide us with new assets to pledge under our ABL Facility and increase our borrowing capacity. If availability under the ABL Facility is insufficient to fund acquisitions, we would either need to raise additional capital or use other sources of liquidity to consummate the desired transactions. We believe that, based on current operations and anticipated growth, our cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated capital expenditures, operating expenses and our other anticipated liquidity needs for the next 12 months. Anticipated debt maturities in 2016, the acquisition of other businesses or other events that we do not foresee may require us to seek alternative financing, such as restructuring or refinancing our long-term debt, selling assets or operations or selling additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under any of our debt agreements and we default on our obligations, our debt could be accelerated and our assets might not be sufficient to repay in full all of our obligations.

Cash Flows

The following summarizes our cash flows for the three months ended March 31, 2012 and 2011 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2012	2011
Net cash provided by operating activities	$1,732	$5,664
Net cash used in investing activities	(10,914)	(335)
Net cash provided by (used in) financing activities	8,996	(4,343)
Effect of exchange rate changes on cash	—	(1)

Net (decrease) increase in cash and cash equivalents	(186)	985
Cash and cash equivalents at beginning of period	4,053	1,753

Cash and cash equivalents at end of period	$3,867	$2,738

Net cash provided by operating activities was $1.7 million for the three month period ended March 31, 2012, compared to $5.7 million provided by operating activities in the comparable 2011 period. The $3.9 million decrease in cash provided by operating activities was primarily due to an increase in other assets of $4.4 million primarily due to the issuance of a $2.6 million note to an independent affiliate in the current period versus a write-off of debt issuance costs and a reduction in deposits in prior year and an increase in accounts receivable of $1.0 million due to increased revenue.

Net cash used in investing activities totaled $10.9 million for the three month period ended March 31, 2012, compared to $0.3 million used in the comparable 2011 period. The $10.6 million increase in cash used in investing activities was due primarily to $8.2 million of capital expenditures primarily to support our energy logistics business growth initiatives.

Net cash provided by financing activities was $9.0 million during the three month period ended March 31, 2012, compared to $4.3 million used in financing activities in the comparable 2011 period. In the 2012 period, net cash received from our equity offering of approximately $30.7 million was utilized to pay down $20.3 million of our ABL Facility and to pay down $2.3 million of other debt and capital lease obligations. In the 2011 period, net cash received from our equity offering of approximately $17.6 million and increased borrowings of $10.0 million under our previous ABL Facility were utilized to redeem $27.5 million in principal amount of our 2013 PIK Notes, to pay down other debt and capital lease obligations and to redeem for $1.8 million the preferred shares of our subsidiary, CLC, which we previously reflected on our balance sheet as redeemable noncontrolling interest.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at March 31, 2012 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2012	Years 2013 & 2014	Years 2015 & 2016	The Five Years after 2016
Operating leases (1)	$57,585	$11,155	$22,422	$18,925	$5,083
Total indebtedness (2)	278,207	2,759	3,870	46,578	225,000
Capital leases	9,286	4,460	4,560	266	—
Interest on indebtedness (3)	157,597	18,909	49,613	48,341	40,734

Total	$502,675	$37,283	$80,465	$114,110	$270,817

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.
(2)	Includes aggregate unamortized discount of $1.4 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of March 31, 2012 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of March 31, 2012 will remain in effect until maturity.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Capital lease obligations	$9,286	$9,101
ABL Facility	45,200	65,500
9.875% Second-Priority Senior Secured Notes, due 2018	225,000	225,000
Other Notes	8,007	8,943

Long-term debt, including current maturities	287,493	308,544
Discount on Notes	(1,428)	(1,481)

	286,065	307,063
Less current maturities of long-term debt (including capital lease obligations)	(9,673)	(9,400)

Long-term debt, less current maturities (including capital lease obligations)	$276,392	$297,663

Debt Retirement

The following is a schedule of our indebtedness at March 31, 2012 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2012	2013	2014	2015	2016 and after	Total
Capital lease obligations	$4,460	3,351	$1,209	250	$16	$9,286
ABL Facility	—	—	—	—	45,200	45,200
9.875% Second-Priority Senior Secured Notes, due 2018 (1)	—	—	—	—	225,000	225,000
Other Notes	2,759	2,539	1,331	1,112	266	8,007

Total	$7,219	$5,890	$2,540	$1,362	$270,482	$287,493

(1)	Amounts do not include the remaining aggregated unamortized original issue discount of $1.4 million.

The following is a schedule of our debt issuance costs (in thousands):

	December 31, 2011 Balance	Additional Debt Issuance Costs	2012 amortization expense	2012
ABL Facility	$5,094	$246	$(315)	$5,025
9.875% Second-Priority Senior Secured Notes, due 2018	5,560	—	(221)	5,339

Total	$10,654	$246	$(536)	$10,364

Amortization expense of deferred issuance costs was $0.5 million for each of the three months ending March 31, 2012 and 2011 and is included in interest expense. We are amortizing these costs over the term of the debt instruments.

The ABL Facility

On August 19, 2011, we entered into the ABL Facility. The ABL Facility provides for a revolving credit facility with a maturity of five years and a maximum borrowing capacity of $250.0 million. The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The ABL Facility replaced the previous ABL Facility. The proceeds of the ABL Facility were used to repay all outstanding indebtedness under our previous ABL Facility, and to pay related fees and expenses. The ABL Facility is available for working capital needs and general corporate purposes, including permitted acquisitions. At March 31, 2012, we had $116.2 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin through at March 31, 2012 was 1.00% for base rate borrowings and 2.00% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at March 31, 2012 was 2.7%.

The borrowing base for the ABL Facility consists of eligible accounts receivable, inventory, tractor and trailer equipment, real property and certain other equipment.

We recorded $5.7 million in new debt issuance costs relating to the ABL Facility, of which $4.4 million related to the new issuance and $1.3 million related to unamortized debt issuance costs of the previous ABL Facility. We are amortizing the debt issuance costs over the remaining term of the ABL Facility.

The Previous ABL Facility

Our previous ABL Facility consisted of a current asset tranche in the amount of $205.0 million and a fixed asset tranche in the amount of $20.0 million. The previous ABL Facility included a sublimit of up to $150.0 million to issue letters of credit and was available for working capital needs and general corporate purposes, including permitted acquisitions. The interest rate under the current asset tranche was based, at our option, on either the administrative agent’s base rate plus 1.00% or on the Eurodollar LIBOR rate plus an applicable margin. The administrative agent’s base rate was equal to the greater of the federal funds overnight rate plus 0.50% or the prime rate. The interest rate under the fixed asset tranche was based, at our option, on either the administrative agent’s base rate plus 1.25% or on LIBOR plus an applicable margin. The applicable margin under either tranche was subject to increases or reductions based upon the amounts available for borrowing. The interest rate on the previous ABL Facility at March 31, 2011 was 2.4%. We incurred $6.9 million in debt issuance costs relating to the previous ABL Facility. Upon the refinancing of the previous ABL Facility with the ABL Facility, we wrote off $0.9 million of unamortized debt issuance costs and the remaining unamortized debt issuance costs of $1.3 million were allocated to the ABL Facility.

The refinancing of the previous ABL Facility in August 2011 described above was partially treated as a debt modification and partially as a debt extinguishment in accordance with applicable FASB guidance.

9.875% Second-Priority Senior Secured Notes Due 2018

On November 3, 2010 we issued $225.0 million aggregate principal amount of the 2018 Notes. With the proceeds of the issuance of the 2018 Notes, we repaid and redeemed our certain of our outstanding notes, redeemed $47.5 million of our 2013 PIK Notes, and paid down a portion of our outstanding borrowings under the previous ABL Facility.

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

We recorded $6.6 million in debt issuance costs relating to the 2018 Notes, of which $6.4 million was related to the new issuance and $0.2 million of unamortized debt issuance costs related to our 10% Senior Notes due 2013 which are no longer outstanding. We are amortizing these costs over the term of the 2018 Notes.

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

We recorded $1.5 million in debt issuance costs related to the 2013 PIK Notes, of which $0.5 million of unamortized debt issuance costs related to the 9% Senior Subordinated Notes due 2013, which are no longer outstanding and $1.0 million were related to the new issuance. In addition, we recorded $6.7 million in note issuance discount due to warrants issued concurrently with the issuance of the 2013 PIK Notes. The amount represented the fair market value of the warrants at time of issuance. In conjunction with the December 3, 2010 redemption and the December 10, 2010 and December 20, 2010 repurchases, we wrote off $7.4 million of unamortized debt issuance costs and unamortized original issue discount in the fourth quarter of 2010. In conjunction with the January 20, 2011 and March 11, 2011 redemptions, we wrote off $1.8 million of unamortized debt issuance costs and unamortized original issue costs in the first quarter of 2011. In conjunction with the July 20, 2011 final redemption, we wrote off the remaining $0.3 million of unamortized debt issuance costs and unamortized original issue costs in the third quarter of 2011.

Collateral, Guarantees and Covenants

The ABL Facility contains a fixed charge coverage ratio which only needs to be met if borrowing availability is less than $20.0 million or $25.0 million, depending upon the size of our borrowing base. The ABL Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness; prepay other indebtedness, including the 2018 Notes; pay dividends and distributions or repurchase QDI’s capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, including the 2018 Notes; change our business; and enter into agreements that restrict dividends from QD LLC’s subsidiaries. The ABL Facility also contains certain customary affirmative covenants and events of default.

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

The payment obligations under the ABL Facility are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first lien obligations. We believe that we were in compliance with the covenants under the ABL Facility and the 2018 Notes at March 31, 2012.

Other Liabilities and Obligations

As of March 31, 2012, we had $9.7 million of environmental liabilities, $22.1 million of pension plan obligations and $18.7 million of insurance claim obligations. The timing of the cash payments for environmental liabilities and insurance claims fluctuates from quarter to quarter. We expect to incur additional environmental costs in the future for environmental studies and remediation efforts that we will be required to undertake related to legacy CLC sites.

As of March 31, 2012, we had $29.4 million in outstanding letters of credit that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to ensure that we pay required claims. The letter of credit issued to our insurance administrator had a maximum draw amount of $22.9 million as of March 31, 2012. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $6.5 million of outstanding letters of credit as of March 31, 2012 relates to various other obligations.

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

The ABL Facility and the indentures governing the 2018 Notes contain certain limitations on QD LLC’s ability to make distributions to QDI. We do not consider these restrictions to be significant, because QDI is a holding company with no significant operations or assets, other than ownership of 100% of QD LLC’s membership units. QD LLC’s direct and indirect wholly-owned subsidiaries are generally permitted to make distributions to QD LLC, which is the principal obligor under the New ABL Facility and the 2018 Notes.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q. These factors include:

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the three months ended March 31, 2012, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the ABL Facility, at QD LLC’s option, the applicable margin for borrowings at March 31, 2012 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate under the ABL Facility is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30 day LIBOR plus 1.00%.

	Balance at March 31, 2012 ($ in 000s)	Interest Rate at March 31, 2012	Effect of 1% Increase ($ in 000s)
ABL Facility	$45,200	2.70%	$452

At March 31, 2012, a 1% point increase in the current per annum interest rate would result in $0.5 million of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% point increase in the rates under the ABL Facility and that the principal amount is the amount outstanding as of March 31, 2012. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our option to elect the lowest of three different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 5.4% of our consolidated revenue for the three months ended March 31, 2012 and 6.3% of our consolidated revenue for the three months ended March 31, 2011. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ deficit. Our revenue results for the three months ended March 31, 2012 were negatively impacted by a $0.2 million foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first three months of 2012 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.1 million for the three months ended March 31, 2012, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at March 31, 2012, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the three months ended March 31, 2012 and 2011, a majority of fuel costs were covered through fuel surcharges.

ITEM 4—Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of March 31, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Other than reported in “Item 3—Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2011, “Note 20. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 13. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A—Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table lists QDI’s deemed share repurchases during the three months ended March 31, 2012. All shares deemed repurchased were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards. We have no program for public stock repurchases, and any such repurchases would be restricted by the ABL Facility and the indenture governing our 2018 Notes.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program

January 2012	5,572	$11.86	—	—

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Mine Safety Disclosures

Not applicable.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

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

QUALITY DISTRIBUTION, INC.

May 9, 2012	/S/ GARY R. ENZOR
GARY R. ENZOR,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

May 9, 2012	/S/ JOSEPH J. TROY
JOSEPH J. TROY,
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)