Form 10-Q/A
period 2012-03-31
QUALITY DISTRIBUTION INC
filed 2012-07-13
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Quality Distribution, Inc. is filing this amendment to its Quarterly Report on Form 10-Q (the “Amended Report”) for the quarter ended March 31, 2012, which was originally filed with the Securities and Exchange Commission on May 9, 2012 (the “Original Report”), solely to correct a typographical error in the certification filed as Exhibit 32.1. New certifications are also filed as Exhibit 31.1 and Exhibit 31.2 as required by SEC rule. This Amended Report does not affect any other items in our Original Report. Except as noted above, this Amended Report continues to speak as of the date of the Original Report and the disclosure contained herein has not been updated to reflect events that have occurred since the filing of the Original Report.

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

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Mine Safety Disclosures

Not applicable.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Interactive Data File

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

July 13, 2012	/S/ GARY R. ENZOR
GARY R. ENZOR,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

July 13, 2012	/S/ JOSEPH J. TROY
JOSEPH J. TROY,
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)