Form 10-Q
period 2012-06-30
QUALITY DISTRIBUTION INC
filed 2012-08-09
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 3, 2012, the registrant had 27,782,315 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Consolidated Statements of Operations

Unaudited (In 000’s, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Transportation	$150,519	$129,397	$283,725	$254,078
Service revenue	30,034	27,642	58,019	54,380
Fuel surcharge	32,180	32,954	62,904	59,445

Total operating revenues	212,733	189,993	404,648	367,903

OPERATING EXPENSES:
Purchased transportation	142,309	133,692	274,186	258,414
Compensation	18,516	15,515	35,147	30,398
Fuel, supplies and maintenance	18,445	11,665	32,911	23,442
Depreciation and amortization	4,622	3,378	8,413	6,870
Selling and administrative	10,089	4,886	16,599	10,035
Insurance costs	4,139	3,540	7,358	8,225
Taxes and licenses	624	652	1,372	1,099
Communication and utilities	907	657	1,744	1,459
Gain on disposal of property and equipment	(362)	(410)	(364)	(650)
Restructuring credit	—	(521)	—	(521)

Total operating expenses	199,289	173,054	377,366	338,771

Operating income	13,444	16,939	27,282	29,132
Interest expense	7,180	7,311	14,369	15,122
Interest income	(229)	(178)	(408)	(317)
Write-off of debt issuance costs	—	—	—	1,786
Other expense (income)	72	29	(164)	(7)

Income before income taxes	6,421	9,777	13,485	12,548
(Benefit from) provision for income taxes	(22,383)	731	(22,019)	780

Net income	$28,804	$9,046	$35,504	$11,768

PER SHARE DATA:
Net income per common share
Basic	$1.07	$0.39	$1.38	$0.52

Diluted	$1.04	$0.37	$1.34	$0.49

Weighted-average number of shares
Basic	26,804	23,253	25,675	22,723

Diluted	27,600	24,581	26,516	24,024

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited (In 000’s)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$28,804	$9,046	$35,504	$11,768

Other comprehensive income, net of tax:
Amortization of prior service costs and losses	388	318	776	636
Foreign currency translation adjustment	45	7	6	(43)

Total other comprehensive income, net of tax	433	325	782	593

Comprehensive income	$29,237	$9,371	$36,286	$12,361

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited (In 000’s)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,129	$4,053
Accounts receivable, net	116,481	90,567
Prepaid expenses	10,962	7,849
Deferred tax asset	7,491	4,048
Other current assets	7,323	3,858

Total current assets	146,386	110,375
Property and equipment, net	163,264	125,892
Goodwill	82,047	31,344
Intangibles, net	35,031	18,471
Non-current deferred tax asset	15,286	—
Other assets	12,483	16,313

Total assets	$454,497	$302,395

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$2,537	$4,139
Current maturities of capital lease obligations	5,250	5,261
Accounts payable	12,327	7,571
Independent affiliates and independent owner-operators payable	17,358	9,795
Accrued expenses	36,141	25,327
Environmental liabilities	4,201	3,878
Accrued loss and damage claims	7,888	8,614

Total current liabilities	85,702	64,585
Long-term indebtedness, less current maturities	356,194	293,823
Capital lease obligations, less current maturities	2,327	3,840
Environmental liabilities	5,156	6,222
Accrued loss and damage claims	8,931	9,768
Other non-current liabilities	25,937	30,342

Total liabilities	484, 247	408,580

Commitments and contingencies—Note 13
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 28,048 issued and 27,776 outstanding at June 30, 2012 and 24,207 issued and 23,940 outstanding at December 31, 2011	435,396	393,859
Treasury stock, 272 shares at June 30, 2012 and 267 shares at December 31, 2011	(1,944)	(1,878)
Accumulated deficit	(243,039)	(278,543)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(30,599)	(31,381)
Stock purchase warrants	25	1,347

Total shareholders’ deficit	(29,750)	(106,185)

Total liabilities and shareholders’ deficit	$454,497	$302,395

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Six Months Ended June 30, 2012 and 2011

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Total Shareholders’ Deficit
Balance, December 31, 2010	21,678	(220)	$371,288	$(1,593)	$(301,974)	$(189,589)	$(26,194)	$1,683	$(146,379)
Net income	—	—	—	—	11,768	—	—	—	11,768
Issuance of restricted stock	83	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(18)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	562	—	—	—	—	—	562
Amortization of stock options	—	—	896	—	—	—	—	—	896
Stock option exercises	307	(1)	1,618	(13)	—	—	—	—	1,605
Proceeds from equity offering, net of transaction costs	2,000	—	17,599	—	—	—	—	—	17,599
Satisfaction of stock subscription receivable	—	(4)	—	—	—	—	—	—	—
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	636	—	636
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(43)	—	(43)

Balance, June 30, 2011	24,068	(243)	$391,963	$(1,606)	$(290,206)	$(189,589)	$(25,601)	$1,683	$(113,356)

Balance, December 31, 2011	24,207	(267)	$393,859	$(1,878)	$(278,543)	$(189,589)	$(31,381)	$1,347	$(106,185)
Net income	—	—	—	—	35,504	—	—	—	35,504
Issuance of restricted stock	163	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(5)	—	(66)	—	—	—	—	(66)
Amortization of restricted stock	—	—	658	—	—	—	—	—	658
Amortization of stock options	—	—	860	—	—	—	—	—	860
Stock warrant exercises	346	—	1,322	—	—	—	—	(1,322)	—
Stock option exercises	47	—	254	—	—	—	—	—	254
Proceeds from equity offering, net of transaction costs	2,500	—	30,523	—	—	—	—	—	30,523
Issuance of stock for acquisitions	785	—	7,920	—	—	—	—	—	7,920
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	776	—	776
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	6	—	6

Balance, June 30, 2012	28,048	(272)	$435,396	$(1,944)	$(243,039)	$(189,589)	$(30,599)	$25	$(29,750)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited (In 000’s)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,504	$11,768
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	8,413	6,870
Bad debt recoveries	(24)	(118)
Gain on disposal of property and equipment	(364)	(650)
PIK interest on Senior Subordinated Notes	—	187
Write-off of deferred financing costs	—	328
Write-off of original bond issuance costs	—	1,458
Stock-based compensation	1,518	1,458
Amortization of deferred financing costs	1,055	1,095
Amortization of bond discount	108	220
Noncontrolling interest dividends	—	38
Release of deferred tax asset valuation allowance	(22,777)	—
Changes in assets and liabilities:
Accounts and other receivables	(25,884)	(14,540)
Prepaid expenses	610	1,408
Other assets	(3,103)	1,527
Accounts payable	3,316	406
Accrued expenses	263	(3,301)
Environmental liabilities	(743)	(1,398)
Accrued loss and damage claims	(1,562)	2,195
Independent affiliates and independent owner-operators payable	7,563	3,390
Other liabilities	373	(126)
Current income taxes	(872)	187

Net cash provided by operating activities	3,394	12,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,913)	(9,336)
Greensville purchase price adjustment	(66)	—
Acquisition of Trojan	(8,657)	—
Acquisition of Bice and RM	(52,176)	—
Proceeds from sales of property and equipment	6,959	6,279

Net cash used in investing activities	(71,853)	(3,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(2,472)	(30,379)
Principal payments on capital lease obligations	(2,005)	(2,545)
Proceeds from revolver	126,800	60,000
Payments on revolver	(85,300)	(53,000)
Payments on acquisition notes	(428)	(405)
Deferred financing costs	(277)	(607)
Change in book overdraft	1,440	149
Noncontrolling interest dividends	—	(38)
Redemption of noncontrolling interest	—	(1,833)
Proceeds from equity offering, net of transaction costs	30,523	17,599
Proceeds from exercise of stock options	254	1,605

Net cash provided by (used in) financing activities	68,535	(9,454)

Effect of exchange rate changes on cash and cash equivalents	—	(1)

Net increase (decrease) in cash and cash equivalents	76	(110)
Cash and cash equivalents, beginning of period	4,053	1,753

Cash and cash equivalents, end of period	$4,129	$1,643

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$13,066	$13,657

Income Taxes	1,212	631

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

In this quarterly report, unless the context otherwise requires or indicates, (i) the terms the “Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our 100% owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) the term “QD Capital” refers to our 100% owned subsidiary, QD Capital Corporation, a Delaware corporation, (iv) the term “QCI” refers to our 100% owned subsidiary, Quality Carriers, Inc., an Illinois corporation, (v) the term “Boasso” refers collectively to our 100% owned subsidiary, Boasso America Corporation, a Louisiana corporation, and Boasso’s 100% owned subsidiary, Greensville Transport Company (“Greensville”), a Virginia corporation, (vi) the term “QCER” refers collectively to our 100% owned subsidiaries, QC Energy Resources, Inc., a Delaware corporation, QC Energy Resources, LLC, a Delaware limited liability company and QC Environmental Services, Inc. a North Dakota corporation, and (vii) the term “CLC” refers to our 100% owned subsidiary, Chemical Leaman Corporation, a Pennsylvania corporation.

We are engaged primarily in transportation of bulk chemicals in North America. We are the largest provider of intermodal ISO tank container and depot services in North America through Boasso. In 2011, we entered the unconventional oil and gas frac shale energy markets, providing logistics services to these markets through QCER. We conduct a significant portion of our business through a network of independent affiliates and independent owner-operators. Independent affiliates are companies which enter into various term contracts with the Company. Independent affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Most of the independent affiliates lease trailers from us. Independent owner-operators are independent contractors who, through a contract with us, supply one or more tractors and drivers for our and our affiliates’ use. Contracts with independent owner-operators may be terminated by either party on short notice. We charge independent affiliates and third parties for the use of tractors and trailers as necessary in the form of rent. In exchange for the services rendered, independent affiliates and independent owner-operators are normally paid a percentage of the revenues collected on each load hauled.

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

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any future period.

Reclassification

Certain prior period amounts have been reclassified amongst business segments to conform to the current year presentation.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement. This guidance clarifies how to measure fair value and is largely consistent with existing fair value measurement principles. It also expands existing disclosure requirements for fair value measurements. This amendment is effective for fiscal years beginning after January 1, 2012. The adoption of this standard to expand our footnote disclosures in the consolidated financial statements did not have a material impact on our consolidated financial statements.

In June 2011, FASB updated its guidance on comprehensive income. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This amendment will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this amended guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued additional amendments to the guidance on goodwill testing for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This amendment is effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. The adoption of this amendment did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In December 2011, the FASB issued additional guidance on comprehensive income. This accounting update defers changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Acquisitions and Dispositions

Wylie Bice Trucking, LLC and RM Resources, LLC

On June 1, 2012, we acquired certain operating assets of Wylie Bice Trucking, LLC (“Bice”) and the operating assets and rights of RM Resources, LLC (“RM”) for $81.4 million aggregate consideration. Headquartered in Killdeer, ND, Bice is a leading provider of transportation services to the unconventional oil and gas frac shale industry within the Bakken shale region, primarily hauling fresh water, flowback and production water, and oil for numerous energy customers. The flowback and production water Bice hauls is primarily disposed of utilizing five salt water injection wells we purchased from RM. In accordance with the asset purchase agreement, RM must deliver a sixth disposal well within six months after the closing date of the acquisition. On a combined basis, for its most recent fiscal year ended December 31, 2011, Bice and RM had revenues of approximately $106.0 million. The results of Bice and RM have been included in our results since the date of acquisition, and are included in our energy logistics segment.

These transactions were structured as asset acquisitions with aggregate consideration paid to the sellers as follows: (i) $52.2 million in cash; (ii) $21.3 million in 5-year subordinated seller notes bearing interest at a 5.00% fixed rate; and (iii) $7.9 million in unregistered restricted shares of Quality common stock. Up to an additional $19.0 million may be payable in cash one year after the closing date, contingent upon the collective businesses meeting certain future operating and financial performance criteria. Our preliminary estimate of this contingent consideration is $6.8 million. We have performed a preliminary allocation of the purchase price. Estimates of useful lives and estimated fair values of tangible and amortizable intangible assets will be finalized after we review all available data including, but not limited to, appraisals and internal assessments. The purchase price of the combined acquisitions has initially been allocated to the assets acquired according to their estimated fair values at the time of the acquisitions as follows:

(In thousands)	Bice & RM Combined
Equipment	$25,251
Non-compete agreements	400
Tradename	700
Customer-related intangibles	12,320
Contingent consideration	(6,800)
Goodwill	49,524

$81,395

The non-compete agreements will be amortized over an estimated six year useful life on a straight-line basis. The customer-related intangible assets relate to acquired customer relationships, and will be amortized over an estimated ten year useful life on a straight-line basis. The tradename will be amortized over an estimated two year useful life on a straight-line basis. Goodwill has been recorded because the consideration paid exceeds the fair value of the assets acquired. The goodwill acquired in these acquisitions is tax deductible.

Unaudited Pro forma Results. Businesses acquired are included in our consolidated results from the date of each acquisition. Unaudited pro forma results displayed below only represent the Bice and RM acquisitions, as our other acquisitions in 2012 and 2011 did not meet the threshold for pro forma reporting. The following unaudited pro forma consolidated results are presented to show our results, on a pro forma basis, as if the 2012 acquisition of Bice and RM had been completed as of January 1, 2011:

Unaudited pro forma consolidated results

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating revenues	$229,255	$211,709	$452,685	$397,643
Net income	29,054	9,774	37,932	12,970

Income per common share–basic	$1.08	$0.42	$1.48	$0.57
Income per common share–diluted	$1.05	$0.40	$1.43	$0.54

Trojan Vacuum Services

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”). The purchase price was $8.7 million, paid in cash, with potential additional consideration of $1.0 million, to be paid in cash, subject to Trojan achieving certain future operating and financial performance criteria. Trojan is headquartered in Pleasanton, TX and provides transportation service to the unconventional oil and gas frac shale industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers. For its fiscal year ended December 31, 2011, Trojan had revenues of approximately $13.5 million. The results of the Trojan acquisition are included in our energy logistics segment.

Greensville Transport Services, Inc.

On November 1, 2011, Boasso acquired all of the outstanding stock of Greensville. The purchase price was $8.6 million, paid in cash, with an additional $0.5 million to be paid in cash, subject to Greensville meeting certain future operating performance criteria. An additional $0.5 million was paid in cash for a 338(h)(10) tax election and a working capital adjustment. Greensville is headquartered in Chesapeake, Virginia and is a leading provider of ISO tank container and depot services with access to ports in Virginia, Maryland and South Carolina. The results of the Greensville acquisition are included in our intermodal segment.

2. Variable Interest Entities

At June 30, 2012, we have a variable interest in two variable interest entities (“VIEs”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contracts with the VIEs, the operating structure of the VIEs and our role with the VIEs, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of these VIEs.

One VIE is an independent affiliate that is directly engaged in the dry bulk business through the management of three trucking terminals in the North East region of the U.S. As such, this business is highly seasonal. We are involved with the VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $2.2 million at June 30, 2012. These loans are secured by a second-priority lien on certain assets of the VIE.

Due to severe winter weather in the fourth quarter of 2010, we recorded a $0.5 million reserve against our $2.8 million of loans receivable from this VIE during the first quarter of 2011. This reserve was reversed during the fourth quarter of 2011 based on an assessment of the VIE’s improved business performance and the Company’s improved collateral position.

The other VIE was an independent affiliate that was directly engaged in both the chemical and energy logistics businesses through the management of nine trucking terminals located throughout the U.S. and one energy terminal in the Northeast region of the U.S. This VIE has exited the transportation industry except for ownership of certain assets. We were involved with the VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $3.2 million at June 30, 2012. These loans are secured by a pledge of equity interests in a related party of the independent affiliate.

In light of financial and operational difficulties of this independent affiliate and the potential negative impact those difficulties could have had on us and our customers, we recently entered into contractual arrangements with this independent affiliate to terminate our affiliate relationship in a manner allowing a smooth transition of the servicing of those customers back to us and to certain other independent affiliates. As part of those contractual arrangements, we provided certain loans to a related party of the independent affiliate to permit an orderly transition of the business and acquired the right to purchase the operating assets of the independent affiliate. Outstanding loans associated with this prior independent affiliate were approximately $6.4 million at August 3, 2012, of which $6.0 million is secured by a combination of (1) a pledge of equity interests in a related party of the independent affiliate and (2) interests in certain real estate owned by a related party of the independent affiliate.

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

Fair Value Measurements on a Nonrecurring Basis

The fair value of our long-term indebtedness is based on level 2 quoted market prices. As of June 30, 2012, the carrying value and fair value are as follows (in thousands):

	Carrying Value	Fair Value
9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”)	$225,000	$248,063

Our asset-based loan facility (the “ABL Facility”) is variable rate debt and approximates fair value.

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

4. Goodwill and Intangible Assets

Goodwill

Under the FASB guidance, goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. We evaluate goodwill for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit, our energy logistics segment and our intermodal segment. These reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30th. The methodology applied in the analysis performed at June 30, 2012 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2012.

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

Goodwill within our intermodal and energy logistics segments and the related changes were as follows (in thousands):

	December 31, 2011	Additions	June 30, 2012
Intermodal (1)	$31,344	$66	$31,410
Energy Logistics (2)	—	50,637	50,637

Total	$31,344	$50,703	$82,047

(1)	Additions represent a purchase price adjustment for the Greensville acquisition.
(2)	Of the total additions of $50.6 million, $1.1 million relate to the Trojan acquisition and $49.5 million related to the Bice and RM acquisitions.

Intangible Assets

Intangible assets at June 30, 2012 are as follows (in thousands):

	Gross value	Additions	Accumulated amortization	Net book value	Average lives (in years)
Tradename—Intermodal	$7,400	$—	$—	$7,400	Indefinite
Tradename—Energy Logistics	—	800	(42)	758	2
Customer relationships	14,260	15,330	(4,772)	24,818	10-12
Non-compete agreements	3,221	440	(2,701)	960	3-6
Service agreement	—	1,120	(25)	1,095	11

	$24,881	$17,690	$(7,540)	$35,031

Of the total intangibles of approximately $35.0 million at June 30, 2012, approximately $17.4 million was allocated to our energy logistics segment, $17.2 million was allocated to our intermodal segment and approximately $0.4 million was allocated to our chemical logistics segment.

Amortization expense for the three months ended June 30, 2012 and 2011 was $0.7 million and $0.3 million, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $1.1 million and $0.7 million, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

2012 remaining	$1,871
2013	3,524
2014	3,081
2015	2,922
2016	2,918
2017 and after	13,315

Total	$27,631

5. Income Per Share

A reconciliation of the numerators and denominators of the basic and diluted income per share computations is as follows (in thousands, except per share amounts):

	Three months ended
	June 30, 2012			June 30, 2011
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:	$28,804	26,804	$1.07	$9,046	23,253	$0.39
Effect of dilutive securities:
Stock options	—	629	—	—	666	—
Unvested restricted stock	—	158	—	—	220	—
Stock warrants	—	9	—	—	442	—

Diluted income available to common shareholders:	$28,804	27,600	$1.04	$9,046	24,581	$0.37

	Six months ended
	June 30, 2012			June 30, 2011
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:	$35,504	25,675	$1.38	$11,768	22,723	$0.52
Effect of dilutive securities:
Stock options	—	655	—	—	636	—
Unvested restricted stock	—	169	—	—	223	—
Stock warrants	—	17	—	—	442	—

Diluted income available to common shareholders:	$35,504	26,516	$1.34	$11,768	24,024	$0.49

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock options	1,690	1,580	1,665	1,610
Unvested restricted shares and stock units	252	248	241	246

6. Stock-Based Compensation

As of June 30, 2012, we maintain one active stock-based incentive plan, the Quality Distribution, Inc. 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), under which stock options, restricted shares, stock units and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The 2012 Equity Incentive Plan became effective May 30, 2012 upon receipt of shareholder approval and expires May 30, 2022. There are 2,000,000 shares of common stock reserved for issuance under this plan. We maintain two other stock-based incentive plans under which stock options, restricted shares, and stock units have been granted to employees, non-employee directors, consultants and advisors but under which no additional awards may be made after May 30, 2012.

We recognize expense for stock-based compensation based upon estimated grant date fair value. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the awards’ vesting term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within “Compensation” in the Consolidated Statements of Operations. None of the stock-based compensation was capitalized during the first six months of 2012.

The fair value of options granted during the first six months of 2012 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2012, expected stock price volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted average assumptions:

	Six months ended June 30,
	2012	2011
Risk free rate	0.9%	2.0%
Expected life	5 years	5 years
Volatility	77.5%	78.0%
Expected dividend	nil	nil

The following table summarizes stock options, restricted shares and stock units granted (in thousands) during the six months ended June 30:

	2012		2011
	Options Issued	Restricted Shares and Stock Units Issued	Options Issued	Restricted Shares Issued
March 31st	163	153	223	83
June 30th	3	13	—	—

The following table summarizes stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock options	$469	$458	$860	$896
Restricted shares and stock units	376	276	658	562

	$845	$734	$1,518	$1,458

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of June 30, 2012 (in thousands):

		Remaining years
Stock options	$2,736	2.6
Restricted shares and stock units	2,353	2.3

	$5,089

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. Stock options for 46,954 shares were exercised during the six months ended June 30, 2012.

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

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$44	$44	$88	$88
Interest cost	542	605	1,084	1,210
Amortization of prior service cost	23	23	47	47
Amortization of loss	365	294	729	588
Expected return on plan assets	(565)	(574)	(1,131)	(1,149)

Net periodic pension cost	$409	$392	$817	$784

We contributed $1.4 million to our pension plans during the six months ended June 30, 2012. We expect to contribute an additional $2.7 million during the remainder of 2012.

Multi-employer pension plans

At June 30, 2012, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 2.5% of our total workforce, including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

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

8. Restructuring

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010, which resulted in charges during 2008, 2009 and 2010 primarily related to our chemical logistics segment. At June 30, 2012, $2.4 million was accrued related to the restructuring charges which are expected to be paid through 2017.

In the six months ended June 30, 2012, we had the following activity in our restructuring accruals (in thousands):

	Balance at December 31, 2011	Additions	Payments	Reductions	Balance at June 30, 2012
Restructuring costs	$2,782	$—	$(361)	$—	$2,421

9. Segment Reporting

Reportable Segments

In connection with our entry into the unconventional oil and gas frac shale energy market in 2011, a new segment for financial reporting purposes was identified during the fourth quarter of 2011 in order to better distinguish logistics services to the energy markets from logistics services to the chemical markets based upon how these businesses are managed. Our previous logistics segment was renamed Chemical Logistics.

We have three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network of 28 independent affiliates, and equipment rental income;

•

Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, proppant sand and crude oil for the unconventional oil and gas frac shale energy markets, primarily through company-operated terminals; and

•	Intermodal, which consists solely of Boasso’s intermodal ISO tank container transportation and depot services business supporting the international movement of bulk liquids.

Segment operating income reported in our segment tables excludes amounts such as depreciation and amortization, gains and losses on disposal of property and equipment and restructuring costs. Although these amounts are excluded from the business segment results, they are included in our reported consolidated statements of operations. Most corporate and shared services overhead costs, including acquisitions costs, are included in our chemical logistics segment. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment data and a reconciliation to income before income taxes follow (in thousands):

	Three Months Ended June 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$107,935	$24,929	$17,655	$150,519
Service revenue	16,977	1,247	11,810	30,034
Fuel surcharge	27,378	325	4,477	32,180

Total operating revenues	152,290	26,501	33,942	212,733

Segment operating income	8,544	3,914	5,246	17,704
Depreciation and amortization	2,746	1,017	859	4,622
Other income	(362)	—	—	(362)

Operating income	6,160	2,897	4,387	13,444

Interest expense	5,562	105	1,513	7,180
Interest income	(229)	—	—	(229)
Other (income) expense	(184)	—	256	72

Income before income taxes	$1,011	$2,792	$2,618	$6,421

	Three Months Ended June 30, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$112,318	$1,992	$15,087	$129,397
Service revenue	17,078	77	10,487	27,642
Fuel surcharge	29,013	—	3,941	32,954

Total operating revenues	158,409	2,069	29,515	189,993

Segment operating income	14,333	318	4,735	19,386
Depreciation and amortization	2,537	41	800	3,378
Other (income) expense	(954)	—	23	(931)

Operating income	12,750	277	3,912	16,939

Interest expense	5,796	—	1,515	7,311
Interest income	(178)	—	—	(178)
Other (income) expense	(240)	—	269	29

Income before income taxes	$7,372	$277	$2,128	$9,777

	Six Months Ended June 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$213,582	$34,978	$35,165	$283,725
Service revenue	32,893	2,131	22,995	58,019
Fuel surcharge	53,692	326	8,886	62,904

Total operating revenues	300,167	37,435	67,046	404,648

Segment operating income	19,976	4,996	10,359	35,331
Depreciation and amortization	5,434	1,264	1,715	8,413
Other (income) expense	(344)	22	(42)	(364)

Operating income	14,886	3,710	8,686	27,282

Interest expense	11,235	114	3,020	14,369
Interest income	(408)	—	—	(408)
Other (income) expense	(680)	—	516	(164)

Income before income taxes	$4,739	$3,596	$5,150	$13,485

	Six Months Ended June 30, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$222,930	$1,992	$29,156	$254,078
Service revenue	33,586	77	20,717	54,380
Fuel surcharge	52,652		6,793	59,445

Total operating revenues	309,168	2,069	56,666	367,903

Segment operating income	25,115	318	9,398	34,831
Depreciation and amortization	5,232	41	1,597	6,870
Other (income) expense	(1,201)	—	30	(1,171)

Operating income	21,084	277	7,771	29,132

Interest expense	12,091	—	3,031	15,122
Interest income	(317)	—	—	(317)
Other expense	1,263	—	516	1,779

Income before income taxes	$8,047	$277	$4,224	$12,548

Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three months ended June 30, 2012
	U. S.	International	Consolidated
Total operating revenues	$202,474	$10,259	$212,733
Operating income	11,716	1,728	13,444

	Three months ended June 30, 2011
	U. S.	International	Consolidated
Total operating revenues	$177,472	$12,521	$189,993
Operating income	14,860	2,079	16,939

	Six months ended June 30, 2012
	U. S.	International	Consolidated
Total operating revenues	$384,048	$20,600	$404,648
Operating income	23,786	3,496	27,282

	Six months ended June 30, 2011
	U. S.	International	Consolidated
Total operating revenues	$344,104	$23,799	$367,903
Operating income	25,203	3,929	29,132

	As of June 30, 2012
	U. S.	International	Consolidated
Long-term identifiable assets (1)	$157,121	$6,143	$163,264

	As of June 30, 2011
	U. S.	International	Consolidated
Long-term identifiable assets (1)	$104,220	$7,009	$111,229

	As of December 31, 2011
	U. S.	International	Consolidated
Long-term identifiable assets (1)	$119,879	$6,013	$125,892

(1)	Includes property and equipment.

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

For the three months ended June 30, 2012, the net change to our total gross unrecognized tax benefit was $0.2 million. The net change consisted of a cash payment related to an audit settlement and an increase related to an uncertain tax position for one of our foreign jurisdictions. Our total gross unrecognized tax benefit at June 30, 2012 was $1.8 million. This represents the total of our unrecognized tax benefits (not including interest and penalties).

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.5 million (net of federal tax benefit) accrued for interest and $0.2 million accrued for penalties at December 31, 2011. The total amount accrued for interest and penalties at June 30, 2012 was $0.7 million.

We are subject to the income tax jurisdictions of the U.S., Canada and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2007, to international examinations for years before 2007 and, with few exceptions, to state examinations before 2007.

The effective tax rates for the three months ended June 30, 2012 and 2011 were a tax benefit of greater than 100% and a tax provision of 7.5%, respectively. The effective tax rates for the six months ended June 30, 2012 and 2011 were a tax benefit of greater than 100% and a tax provision of 6.2%, respectively. These effective tax rates were impacted by a $22.8 million tax benefit resulting from a valuation allowance release and the previously recorded 100% valuation allowance, respectively.

During the second quarter of 2012, we recorded tax benefit of $22.8 million related to a valuation allowance release as a result of our consistent cumulative income position, improved operating results, and recent expansion of our energy business through acquisition. Our assessment of the recoverability of the deferred tax assets primarily relied on the positive evidence related to our cumulative income position as of June 30, 2012. We have determined that it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our U.S. federal and state net deferred tax assets. We will continue to maintain a valuation allowance against our net deferred tax asset related to foreign tax credits. Changes in deferred tax assets and valuation allowance are reflected in the provision for income taxes line in our consolidated statements of operations.

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

12. Common Stock Offering

On March 13, 2012, we sold 2.5 million shares of our common stock in an underwritten public offering, at a gross price of $13.00 per share, and received net proceeds, after underwriting fees and expenses, of approximately $30.5 million. Certain affiliates of Apollo Management, L.P. also sold 3.2 million shares in the offering.

On February 9, 2011, we sold 2.0 million shares of our common stock in an underwritten public offering, at a gross price of $9.50 per share, and received net proceeds, after underwriting fees and expenses, of approximately $17.6 million. Certain affiliates of Apollo Management, L.P. also sold 2.6 million shares in the offering.

13. Commitments and Contingencies

Environmental Matters

It is our policy to comply with all applicable environmental, safety and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. We have obtained independent certification that our management system is in place and functions according to professional standards and we continue to evaluate and continuously improve our Responsible Care® Management System performance. Our current activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, many of which are classified as hazardous materials or hazardous substances. In addition, our former tank wash business (which was sold in 2009) involved the generation, storage, discharge and disposal of wastes that may have contained hazardous substances. As such, we and others who operate in our industry are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. Under certain of these laws, we could also be subject to allegations of liability for the activities of our independent affiliates or independent owner-operators.

We are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other releases of such substances. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and on the road, and, notwithstanding the existence of our environmental management program, we cannot: (1) assure that such obligations will not be incurred in the future, (2) predict with certainty the extent of future liabilities and costs under environmental, health, and safety laws, or (3) assure that such liabilities will not result in a material adverse effect on our business, financial condition, operating results or cash flow. We have established reserves for remediation expenses at known contamination sites when it is probable that such efforts will be required of us and the related expenses can be reasonably estimated. We have also incurred in the past, and expect to incur in the future, expenditures related to environmental compliance; however, we do not anticipate that compliance with existing environmental laws will have a material adverse effect on our earnings or competitive position.

Environmental Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of June 30, 2012 and December 31, 2011, we had reserves in the amount of $9.4 million and $10.1 million, respectively, for all environmental matters, of which the most significant are discussed below.

The balances presented include both current and long-term environmental reserves. We expect the estimated environmental reserves to be paid over the next five years. Additions to the environmental reserves are classified in our Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 25 sites. At 17 of the 25 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 1 of the 17 sites, we will be participating in the initial study to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 2 of the 17 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated all future expenditures for these 17 multi-party environmental matters to be paid over the next five years to be in the range of $2.1 million to $3.8 million. As of June 30, 2012, we have reserved $2.1 million.

At 8 of the 25 sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Five of these projects relate to operations conducted by CLC and its subsidiaries prior to our acquisition of CLC in 1998. These five sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; and (5) Charleston, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures over the next five years for these eight properties to be in the range of $7.3 million to $16.7 million. As of June 30, 2012, we have reserved $7.3 million.

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

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began initial operations in June 2010. The plant experienced issues with the treatment of vapor phase emissions and operation was suspended in July 2010. After a re-design process, the plant resumed operations in July 2011 and is now in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA to continue in 2012. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered into a consent order with USEPA in 2010 to perform the remediation work, which will consist of in-place thermal treatment. Additional site investigation work had been required by USEPA prior to the start of the engineering design effort. We have estimated aggregate expenditures for the Bridgeport location over the next five years to be in the range of $4.6 million to $8.5 million. As of June 30, 2012, we have reserved $4.6 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in 1995 to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a groundwater treatment facility with local discharge in 2007 and the treatment facility began operations in 2010. Although initial soil treatment was completed in 2007, test results indicated that soil clean-up objectives were not fully achieved. Accordingly, negotiations are on-going with USEPA over further soil remediation that may be needed at the site. We have estimated aggregate expenditures for the William Dick location over the next five years to be in the range of $0.9 million to $3.4 million. As of June 30, 2012, we have reserved $0.9 million.

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

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at this truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. In 2012, we entered into the state’s voluntary clean-up program which will require us to perform additional sampling to close the site. We have estimated aggregate future expenditures over the next five years for Tonawanda, Scary Creek, ISRA New Jersey and Charleston to be in the range of $1.8 million to $4.8 million. As of June 30, 2012, we have reserved $1.8 million.

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

One site has completed the investigation phase and a final report was submitted to New Jersey Department of Environmental Protection. In accordance with the report findings and with the concurrence of the NJDEP, remedial efforts included limited soil excavation at the site, deed recordation, placement of clean fill and the designation of a Classification Exception Area (“CEA”) for the groundwater. No further field remediation work is expected and this site has entered a long term monitoring phase.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

14. Guarantor Subsidiaries

At and during the six months ended June 30, 2012, there were outstanding 2018 Notes that were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

The 2018 Notes are the senior obligations of our subsidiaries, QD LLC and QD Capital, and are secured by a subordinated, second-priority lien on assets that secure our ABL Facility through a collateral agreement that is separate from the indenture under which these notes were issued. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first-lien obligations. Decisions regarding the maintenance and release of the collateral secured by the collateral agreement are made by the lenders under our ABL Facility and neither the indenture trustee nor the holders of the 2018 Notes have control of decisions regarding the release of the collateral.

The 2018 Notes are also on a second-priority senior secured basis, jointly and severally, by QDI, subsidiary guarantors, and certain of our future U.S. restricted subsidiaries. The guarantees of the subsidiary guarantors are full and unconditional subject to customary release provisions for sales of a subsidiary in compliance with other provisions of the indenture for the 2018 Notes (the “Notes Indenture”) or foreclosures of a pledge of the equity interests of the subsidiary, the right to designate a subsidiary as unrestricted under the terms of the Notes Indenture, the discharge of the 2018 Notes or the defeasance of the Notes Indenture. The guarantee of QDI is full and unconditional.

The subsidiary guarantors of all of the 2018 Notes are all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries. No non-domestic subsidiaries are guarantor subsidiaries. QD Capital has no material assets or operations. QD LLC, all of the subsidiary guarantors and QD Capital are 100% owned by QDI. The subsidiary guarantors are 100% owned subsidiaries of QD LLC. QD LLC conducts substantially all of its business through and derives virtually all of its income from its subsidiaries. Therefore, its ability to make required principal and interest payments with respect to its indebtedness depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments.

QDI has no significant restrictions on its ability to receive funds from its subsidiaries. The ABL Facility and the indenture governing our 2018 Notes contain certain limitations on QD LLC’s ability to make distributions to QDI. We do not consider these restrictions to be significant, because QDI is a holding company with no significant operations or assets, other than ownership of 100% of QD LLC’s membership units. QD LLC’s direct and indirect wholly owned subsidiaries are generally permitted to make distributions to QD LLC, which is the principal obligor under the ABL Facility and the 2018 Notes. We do not believe that additional financial or narrative information about QDI, QD LLC, QD Capital or the subsidiary guarantors would be material to evaluating the guarantees.

The following condensed consolidating financial information for QDI, QD LLC, and QD Capital, which has no assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at June 30, 2012 and December 31, 2011 and condensed consolidating statements of operations for the three and six month periods ended June 30, 2012 and 2011, and the condensed consolidating statements of cash flows for each of the six-month periods ended June 30, 2012 and 2011.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2012

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$150,519	$—	$—	$150,519
Service revenue	—	—	29,936	98	—	30,034
Fuel surcharge	—	—	32,180	—	—	32,180

Total operating revenues	—	—	212,635	98	—	212,733
Operating expenses:
Purchased transportation	—	—	142,309	—	—	142,309
Compensation	—	—	18,516	—	—	18,516
Fuel, supplies and maintenance	—	—	18,445	—	—	18,445
Depreciation and amortization	—	—	4,622	—	—	4,622
Selling and administrative	—	11	10,066	12	—	10,089
Insurance costs	—	—	4,139	—	—	4,139
Taxes and licenses	—	—	624	—	—	624
Communication and utilities	—	—	907	—	—	907
Gain on disposal of property and equipment	—	—	(362)	—	—	(362)

Operating (loss) income	—	(11)	13,369	86	—	13,444
Interest expense (income), non-related party, net	—	6,876	78	(3)	—	6,951
Interest (income) expense, related party, net	—	(6,876)	6,980	(104)	—	—
Other expense	—	—	56	16	—	72

(Loss) income before income taxes	—	(11)	6,255	177	—	6,421
(Benefit from) provision for income taxes	—	—	(22,420)	37	—	(22,383)
Equity in earnings of subsidiaries	28,804	28,815	—	—	(57,619)	—

Net income	28,804	28,804	28,675	140	(57,619)	28,804

Total other comprehensive income (loss), net of tax	433	433	388	45	(866)	433

Comprehensive income	$29,237	$29,237	$29,063	$185	$(58,485)	$29,237

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2011

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$129,397	$—	$—	$129,397
Service revenue	—	—	27,510	132	—	27,642
Fuel surcharge	—	—	32,954	—	—	32,954

Total operating revenues	—	—	189,861	132	—	189,993
Operating expenses:
Purchased transportation	—	—	133,692	—	—	133,692
Compensation	—	—	15,515	—	—	15,515
Fuel, supplies and maintenance	—	—	11,665	—	—	11,665
Depreciation and amortization	—	—	3,378	—	—	3,378
Selling and administrative	—	41	4,827	18	—	4,886
Insurance costs	—	—	3,534	6	—	3,540
Taxes and licenses	—	—	652	—	—	652
Communication and utilities	—	—	657	—	—	657
Gain on disposal of property and equipment	—	—	(410)	—	—	(410)
Restructuring credit	—	—	(521)	—	—	(521)

Operating (loss) income	—	(41)	16,872	108	—	16,939
Interest (income) expense, non-related party, net	(1)	6,915	221	(2)	—	7,133
Interest (income) expense, related party, net	—	(6,915)	7,017	(102)	—	—
Other expense	—	—	20	9	—	29

Income (loss) before income taxes	1	(41)	9,614	203	—	9,777
Provision for income taxes	—	—	700	31	—	731
Equity in earnings of subsidiaries	9,045	9,086	—	—	(18,131)	—

Net income	9,046	9,045	8,914	172	(18,131)	9,046

Total other comprehensive income , net of tax	325	325	318	7	(650)	325

Comprehensive income	$9,371	$9,370	$9,232	$179	$(18,781)	$9,371

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2012

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$283,725	$—	$—	$283,725
Service revenue	—	—	57,817	202	—	58,019
Fuel surcharge	—	—	62,904	—	—	62,904

Total operating revenues	—	—	404,446	202	—	404,648
Operating expenses:
Purchased transportation	—	—	274,186	—	—	274,186
Compensation	—	—	35,147	—	—	35,147
Fuel, supplies and maintenance	—	—	32,911	—	—	32,911
Depreciation and amortization	—	—	8,413	—	—	8,413
Selling and administrative	—	17	16,554	28	—	16,599
Insurance costs	—	—	7,358	—	—	7,358
Taxes and licenses	—	—	1,372	—	—	1,372
Communication and utilities	—	—	1,744	—	—	1,744
Gain on disposal of property and equipment	—	—	(364)	—	—	(364)

Operating (loss) income	—	(17)	27,125	174	—	27,282
Interest expense (income), non-related party, net	—	13,727	240	(6)	—	13,961
Interest (income) expense, related party, net	—	(13,727)	13,935	(208)	—	—
Other (income) expense	—	—	(173)	9	—	(164)

(Loss) income before income taxes	—	(17)	13,123	379	—	13,485
(Benefit from) provision for income taxes	—	—	(22,090)	71	—	(22,019)
Equity in earnings of subsidiaries	35,504	35,521	—	—	(71,025)	—

Net income	35,504	35,504	35,213	308	(71,025)	35,504

Total other comprehensive income (loss), net of tax	782	782	776	6	(1,564)	782

Comprehensive income	$36,286	$36,286	$35,989	$314	$(72,589)	$36,286

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2011

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$254,078	$—	$—	$254,078
Service revenue	—	—	54,114	266	—	54,380
Fuel surcharge	—	—	59,445	—	—	59,445

Total operating revenues	—	—	367,637	266	—	367,903
Operating expenses:
Purchased transportation	—	—	258,414	—	—	258,414
Compensation	—	—	30,398	—	—	30,398
Fuel, supplies and maintenance	—	—	23,442	—	—	23,442
Depreciation and amortization	—	—	6,870	—	—	6,870
Selling and administrative	—	53	9,944	38		10,035
Insurance costs	—	—	8,214	11	—	8,225
Taxes and licenses	—	—	1,099	—	—	1,099
Communication and utilities	—	—	1,459	—	—	1,459
Gain on disposal of property and equipment	—	—	(650)	—	—	(650)
Restructuring credit	—	—	(521)	—	—	(521)

Operating (loss) income	—	(53)	28,968	217	—	29,132
Interest (income) expense, non-related party, net	(15)	14,277	546	(3)	—	14,805
Interest (income) expense, related party, net	—	(14,277)	14,481	(204)	—	—
Write-off of debt issuance costs	—	1,786	—	—	—	1,786
Other expense (income)	—	2	32	(41)	—	(7)

Income (loss) before income taxes	15	(1,841)	13,909	465	—	12,548
Provision for (benefit from) income taxes	—	—	929	(149)	—	780
Equity in earnings of subsidiaries	11,753	13,594	—	—	(25,347)	—

Net income	$11,768	$11,753	$12,980	$614	$(25,347)	$11,768

Total other comprehensive income (loss), net of tax	593	593	636	(43)	(1,186)	593

Comprehensive income	$12,361	$12,346	$13,616	$571	$(26,533)	$12,361

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

June 30, 2012

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$3,566	$563	$—	$4,129
Accounts receivable, net	—	—	116,435	46	—	116,481
Prepaid expenses	—	6	10,956	—	—	10,962
Deferred tax asset	—	—	7,491	—	—	7,491
Other	(33)	—	7,365	(9)	—	7,323

Total current assets	(33)	6	145,813	600	—	146,386
Property and equipment, net	—	—	163,264	—	—	163,264
Goodwill	—	—	82,047	—	—	82,047
Intangibles, net	—	—	35,031	—	—	35,031
Non-current deferred tax asset, net	—	—	15,286	—	—	15,286
Investment in subsidiaries	(103,064)	418,060	27,531	—	(342,527)	—
Other assets	—	9,877	2,606	—	—	12,483

Total assets	$(103,097)	$427,943	$471,578	$600	$(342,527)	$454,497

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$—	$2,537	$—	$—	$2,537
Current maturities of capital lease obligations	—	—	5,250	—	—	5,250
Accounts payable	—	—	12,336	(9)	—	12,327
Intercompany	(72,340)	196,176	(89,177)	(7,128)	(27,531)	—
Independent affiliates and independent owner-operators payable	—	—	17,358	—	—	17,358
Accrued expenses	—	4,204	31,927	10	—	36,141
Environmental liabilities	—	—	4,201	—	—	4,201
Accrued loss and damage claims	—	—	7,888	—	—	7,888

Total current liabilities	(72,340)	200,380	(7,680)	(7,127)	(27,531)	85,702
Long-term indebtedness, less current maturities	—	330,627	25,567	—	—	356,194
Capital lease obligations, less current maturities	—	—	2,327	—	—	2,327
Environmental liabilities	—	—	5,156	—	—	5,156
Accrued loss and damage claims	—	—	8,931	—	—	8,931
Other non-current liabilities	(1,007)	—	26,902	42	—	25,937

Total liabilities	(73,347)	531,007	61,203	(7,085)	(27,531)	484,247

Shareholders’ (deficit) equity:
Common stock	435,396	354,963	399,323	4,833	(759,119)	435,396
Treasury stock	(1,944)	—	—	—	—	(1,944)
Accumulated (deficit) retained earnings	(243,039)	(238,336)	40,151	3,935	194,250	(243,039)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(30,599)	(30,127)	(29,099)	(1,028)	60,254	(30,599)
Stock purchase warrants	25	25	—	—	(25)	25

Total shareholders’ (deficit) equity	(29,750)	(103,064)	410,375	7,685	(314,996)	(29,750)

Total liabilities and shareholders’ (deficit) equity	$(103,097)	$427,943	$471,578	$600	$(342,527)	$454,497

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2011

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$3,540	$513	$—	$4,053
Accounts receivable, net	—	—	90,509	58	—	90,567
Prepaid expenses	—	31	7,818	—	—	7,849
Deferred tax asset	—	—	4,048	—	—	4,048
Other	307	—	3,551	—	—	3,858

Total current assets	307	31	109,466	571	—	110,375
Property and equipment, net	—	—	125,892	—	—	125,892
Goodwill	—	—	31,344	—	—	31,344
Intangibles, net	—	—	18,471	—	—	18,471
Investment in subsidiaries	(138,028)	382,191	27,964	—	(272,127)	—
Other assets	—	10,655	5,658	—	—	16,313

Total assets	$(137,721)	$392,877	$318,795	$571	$(272,127)	$302,395

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$—	$4,139	$—	$—	$4,139
Current maturities of capital lease obligations	—	—	5,261	—	—	5,261
Accounts payable	—	—	7,579	(8)	—	7,571
Intercompany	(30,870)	237,702	(171,982)	(6,886)	(27,964)	—
Independent affiliates and independent owner-operators payable	—	—	9,795	—	—	9,795
Accrued expenses	341	4,184	20,751	51	—	25,327
Environmental liabilities	—	—	3,878	—	—	3,878
Accrued loss and damage claims	—	—	8,614	—	—	8,614

Total current liabilities	(30,529)	241,886	(111,965)	(6,843)	(27,964)	64,585
Long-term indebtedness, less current maturities	—	289,019	4,804	—	—	293,823
Capital lease obligations, less current maturities	—	—	3,840	—	—	3,840
Environmental liabilities	—	—	6,222	—	—	6,222
Accrued loss and damage claims	—	—	9,768	—	—	9,768
Other non-current liabilities	(1,007)	—	31,306	43	—	30,342

Total liabilities	(31,536)	530,905	(56,025)	(6,800)	(27,964)	408,580

Shareholders’ (deficit) equity:
Common stock	393,859	354,963	399,757	4,833	(759,553)	393,859
Treasury stock	(1,878)	—	—	—	—	(1,878)
Accumulated (deficit) retained earnings	(278,543)	(273,840)	4,938	3,627	265,275	(278,543)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(31,381)	(30,909)	(29,875)	(1,034)	61,818	(31,381)
Stock purchase warrants	1,347	1,347	—	—	(1,347)	1,347

Total shareholders’ (deficit) equity	(106,185)	(138,028)	374,820	7,371	(244,163)	(106,185)

Total liabilities and shareholders’ (deficit) equity	$(137,721)	$392,877	$318,795	$571	$(272,127)	$302,395

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2012

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$35,504	$35,504	$35,213	$308	$(71,025)	$35,504
Adjustments for non-cash charges	(33,986)	(48,085)	(817)	(208)	71,025	(12,071)
Net changes in assets and liabilities	—	823	(21,168)	306	—	(20,039)
Intercompany activity	(1,518)	11,758	(9,884)	(356)	—	—

Net cash provided by operating activities	—	—	3,344	50	—	3,394

Cash flows from investing activities:
Capital expenditures	—	—	(17,913)	—	—	(17,913)
Greensville purchase price adjustment	—	—	(66)	—	—	(66)
Acquisition of Trojan	—	—	(8,657)	—	—	(8,657)
Acquisition of Bice & RM	—	—	(52,176)	—	—	(52,176)
Proceeds from sales of property and equipment	—	—	6,959	—	—	6,959

Net cash used in investing activities	—	—	(71,853)	—	—	(71,853)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(4,477)	—	—	(4,477)
Proceeds from revolver	—	126,800	—	—	—	126,800
Payments on revolver	—	(85,300)	—	—	—	(85,300)
Deferred financing costs	—	(277)	—	—	—	(277)
Proceeds from equity offering, net of transaction costs	30,523	—	—	—	—	30,523
Proceeds from exercise of stock options	254	—	—	—	—	254
Other	—	—	1,012	—	—	1,012
Intercompany activity	(30,777)	(41,223)	72,000	—	—	—

Net cash provided by financing activities	—	—	68,535	—	—	68,535

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—

Net increase in cash and cash equivalents	—	—	26	50	—	76
Cash and cash equivalents, beginning of period	—	—	3,540	513	—	4,053

Cash and cash equivalents, end of period	$—	$—	$3,566	$563	$—	$4,129

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2011

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

15. SUBSEQUENT EVENTS

August 2012 Asset Acquisition – Dunn’s Tank Service

On August 1, 2012, we acquired the operating assets of Dunn’s Tank Service, Inc. and the operating assets and rights of Nassau Disposal, Inc., collectively (“Dunn’s”), for an aggregate purchase price of $34.3 million paid in cash. An additional $3.6 million in cash consideration may be payable if certain future operating and financial performance criteria are satisfied. Dunn’s is headquartered in Velma, Oklahoma and provides transportation services to the unconventional oil and gas industry within the Woodford and Utica shale regions, primarily hauling flowback and production water for various energy customers. For its fiscal year ended December 31, 2011, Dunn’s had revenues of approximately $17.5 million.

Termination of Independent Affiliate Relationship

In light of financial and operational difficulties of an independent affiliate and the potential negative impact those difficulties could have had on us and our customers, we recently entered into contractual arrangements with this independent affiliate to terminate our affiliate relationship in a manner allowing a smooth transition of the servicing of those customers back to us and to certain other independent affiliates. As part of those contractual arrangements, we provided certain loans to a related party of the independent affiliate to permit an orderly transition of the business and acquired the right to purchase the operating assets of the independent affiliate. Outstanding loans associated with this prior independent affiliate were approximately $6.4 million at August 3, 2012, of which $6.0 million is secured by a combination of (1) a pledge of equity interests in a related party of the independent affiliate and (2) interests in certain real estate owned by a related party of the independent affiliate.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward-Looking Statements and Certain Considerations” contained elsewhere in this report.

OVERVIEW

We operate the largest chemical bulk tank truck network in North America through our 100% owned subsidiary, QCI, and are also the largest provider of intermodal ISO tank container and depot services in North America through our 100% owned subsidiary, Boasso. In 2011, we entered the unconventional oil and gas frac shale energy markets, providing logistics services to these markets through QCER. We operate an asset-light business model and service customers across North America through our network of 28 independent affiliates, 95 terminals servicing the chemical markets (89 of which are operated by independent affiliates and 6 which are company-operated), 9 company-operated tank depot services terminals (intermodal) and 5 terminals servicing the energy markets (3 of which are company-operated and 2 which are operated by independent affiliates).

Financial Reporting Segments

In connection with our entry into the unconventional oil and gas frac shale energy market in 2011, a new segment for financial reporting purposes was identified during the fourth quarter of 2011 in order to better distinguish logistics services to the energy markets from logistics services to the chemical markets based upon how these businesses are managed. Our previous logistics segment was renamed Chemical Logistics.

We have three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network of 28 independent affiliates, and equipment rental income;

•

Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, proppant sand and crude oil for the unconventional oil and gas frac shale energy markets, primarily through company-operated terminals; and

•	Intermodal, which consists solely of Boasso’s intermodal ISO tank container transportation and depot services business supporting the international movement of bulk liquids.

Chemical Logistics

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals and bulk dry and liquid food-grade products. We coordinate the transport of a broad range of chemical products, primarily through our independent affiliate network, and provide our customers with logistics and other value-added services. We are a core carrier for many of the major companies engaged in chemical processing including Arclin, Arkema, Ashland, BASF, Dow, DuPont, ExxonMobil, Georgia-Pacific, Honeywell, PPG Industries, Procter & Gamble and Unilever, and we provide services to most of the top 100 chemical producers with North American operations. We believe the diversity of our customer base, geography and end-markets provides a competitive advantage.

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

Our transportation revenue is principally a function of the volume of shipments by the bulk chemical industry, prices, the average number of miles driven per load, our market share and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. The volume of shipments of chemical products is, in turn, affected by many diverse industries and end-use markets, including consumer and industrial products, paints and coatings, paper and packaging, agriculture and food products, and tends to vary with changing economic conditions. Due to the nature of our customers’ business, our revenues are seasonal. Revenues generally decline during winter months, namely our first and fourth fiscal quarters and over holidays, and rise during our second and third fiscal quarters. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months. During periods of heavy snow, ice or rain, we may not be able to move our trucks and equipment between locations, thereby reducing our ability to provide services and generate revenues.

Energy Logistics

Beginning in the second quarter of fiscal 2011, transportation revenue includes revenue earned from hauling fresh and disposal water for the energy market and in the fourth quarter of 2011 we began hauling proppant sand and oil. In the second quarter of 2012, we expanded our energy logistics business through the acquisitions of Trojan, Bice and RM and in August 2012 we acquired Dunn’s. This revenue is principally a function of the volume of shipments, price per hour of service, and the allocation of shipments between us and other carriers under logistics contracts we manage. Volume of shipments can be influenced significantly by fluctuations in the price of natural gas and oil, which in turn influences frac shale drilling activity levels. Similar to the shipment of bulk chemicals, we expect revenues to generally be lower during the winter months, as drilling within certain shales that we service may be adversely affected by the severity of weather in various sections of the country.

Intermodal

Our 100% owned subsidiary, Boasso, which also includes Greensville since November     , 2011, is the largest North American provider of intermodal ISO tank container transportation and depot services, with nine terminals located in the eastern half of the United States. In addition to intermodal tank transportation services, Boasso provides tank cleaning, heating, testing, maintenance and storage services to customers. Boasso provides local and over-the-road trucking primarily within the proximity of the port cities where its depots are located. Boasso also sells equipment that its customers use for portable alternative storage or office space.

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

Our Industry

Chemical Logistics

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We estimate, based on industry sources, that the highly fragmented North American for-hire segment of the bulk transport market generated revenues of approximately $6.4 billion in 2011. We specifically operate in the for-hire chemical and food grade bulk transport market (which we estimated at $4.4 billion in 2011). We believe we have the leading market share (estimated at 15% in 2011) in this sector based on revenues. Through our independent affiliate network, we operate the largest for-hire chemical bulk tank truck network in North

America comprising terminals, tractors and trailers. We believe managing a larger carrier network facilitates customer service and lane density, and provides a more favorable cost structure for us and our independent affiliates. As such, we believe we are well-positioned to expand our business by increasing our market share.

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

Energy Logistics

In 2010, we initiated a growth strategy targeting the unconventional oil and gas frac shale energy market, through our 100% owned subsidiaries, QCER. We currently serve numerous customers and operate approximately 1,000 units (tractors, trailers and combo equipment) of energy equipment in this market. In the third quarter of 2011, QCER won a multi-year contract with a major energy company to provide full logistics of their fresh and disposal water hauling needs in the Marcellus shale region of Pennsylvania. The logistics revenues associated with this contract began in the third quarter of 2011. In the fourth quarter of 2011, we began hauling oil in the Eagle Ford shale region of Texas and in April 2012, we acquired certain operating assets of Trojan, a provider of transportation services within the Eagle Ford Shale region. In June 2012, we acquired certain operating assets and rights of Bice and RM, providers of transportation and disposal well services within the Bakken shale region of North Dakota. In August 2012, we acquired certain operating assets and rights of Dunn’s, a provider of transportation and disposal well services within the Woodford and Utica shale regions. We expect the Marcellus, Eagle Ford, Bakken, Woodford and Utica shale regions to provide revenue and growth prospects for the future as well. We believe the energy logistics market has significant revenue potential and we may realize higher margins and better equipment utilization than we experience in our chemical logistics business. In connection with our entry into this business, we will operate a portion of the energy logistics business through company-operated terminals, rather than through independent affiliates, which will affect the overall mix of our asset-light business.

We are now operating (including the Dunn’s acquisition) in 5 different shale regions in North America, four of which drill for both oil and natural gas. Our strategy to target oil rich shales helps to diversify our customer offerings and lessen the impact of swings in any one commodity. We are also diversified geographically which can help us optimize equipment utilization.

Intermodal

We estimate that the North American intermodal ISO tank container transportation and depot services market generated revenues of approximately $243.0 million in 2011, and we believe Boasso and Greensville collectively have the leading market share. The intermodal ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products.

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

Our Network

Our chemical logistics business has a network that consists primarily of independently owned third-party affiliate terminals, independent owner-operator drivers and, to a lesser extent, company-operated terminals. Independent affiliates are independent companies we contract with to operate trucking terminals exclusively on our behalf in defined markets. The independent affiliates generally provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Independent owner-operators are generally individual drivers who own or lease their tractors and agree to provide transportation services to us under contract. We believe the use of independent affiliates and independent owner-operators provides the following key competitive advantages to us in the marketplace:

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

We believe the most significant factors relevant to our future business growth are the ability to (i) expand into new markets, specifically the energy markets, (ii) add new customers, (iii) obtain additional business from existing customers, (iv) add and retain qualified drivers and (v) improve the utilization of our tractor and trailer fleets. While many of our customers source some of their logistics needs with rail, we expect our customers to continue to outsource a greater proportion of their logistics needs to full service tank truck carriers. As a result of our leading market position, strong customer relationships and flexible business model, we believe we are well-positioned to benefit from customers seeking consolidation of their shipping relationships and those opting to outsource a greater portion of their logistics needs to third-party tank truck carriers.

Recent Significant Transactions

August 2012 Asset Acquisition – Dunn’s Tank Service

On August 1, 2012, we acquired the operating assets of Dunn’s Tank Service, Inc. and the operating assets and rights of Nassau Disposal, Inc., collectively (“Dunn’s”), for an aggregate purchase price of $34.3 million paid in cash. An additional $3.6 million in cash consideration may be payable if certain future operating and financial performance criteria are satisfied. Dunn’s is headquartered in Velma, Oklahoma and provides transportation services to the unconventional oil and gas industry within the Woodford and Utica shale regions, primarily hauling flowback and production water for various energy customers. For its fiscal year ended December 31, 2011, Dunn’s had revenues of approximately $17.5 million.

June 2012 Asset acquisitions – Wylie Bice Trucking, LLC and RM Resources, LLC

On June 1, 2012, we acquired certain operating assets of Bice and the operating assets and rights of RM for an aggregate purchase price of $81.4 million, plus potential additional consideration of $19.0 million, to be paid in cash, subject to Bice and RM achieving certain future operating and financial performance criteria. Headquartered in Killdeer, ND, Bice is a leading provider of transportation services to the unconventional oil and gas industry within the Bakken shale region, primarily hauling fresh water, flowback and production water, and oil for numerous energy customers. The flowback and production water Bice hauls is primarily disposed of utilizing five existing salt water injection wells we purchased from RM. In accordance with the asset purchase agreement, RM must deliver a sixth well within six months after the closing date of the acquisition. On a combined basis for its most recent fiscal year ended December 31, 2011, Bice and RM had revenues of approximately $106.0 million. Unaudited pro forma consolidated results for these acquisitions are presented in Note 1of Notes to Consolidated Financial Statements included in Item 1 of this report. The results of the Bice and RM acquisitions are included in our energy logistics segment.

April 2012 Asset Acquisition – Trojan Vacuum Services

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”). The purchase price was $8.7 million, paid in cash, with potential additional consideration of $1.0 million, to be paid in cash, subject to Trojan achieving certain future operating and financial performance criteria. Trojan is headquartered in Pleasanton, TX and provides transportation service to the unconventional oil and gas industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers. For the fiscal year ended December 31, 2011, Trojan had revenues of approximately $13.5 million. Pro forma information for the acquisition has not been presented as the acquisition did not meet the threshold for pro forma reporting. The results of the Trojan acquisition are including in our energy logistics segment.

March 2012 Common Stock Offering

On March 13, 2012, we sold 2.5 million shares of our common stock in an underwritten public offering, at a gross price of $13.00 per share, and received net proceeds, after underwriting fees and expenses, of approximately $30.5 million. Certain affiliates of Apollo Management, L.P. also sold 3.2 million shares in the offering. We used our net cash proceeds to repay outstanding borrowings under our ABL Facility.

November 2011 Intermodal Acquisition – Greensville Transport Services

On November 1, 2011, Boasso acquired all of the outstanding stock of Greensville Transport Company (“Greensville”). The purchase price was $8.6 million, paid in cash, with an additional $0.5 million to be paid in cash, subject to Greensville meeting certain future operating performance criteria. An additional $0.5 million was paid in cash for a 338(h)(10) tax election and a working capital adjustment. Greensville is headquartered in Chesapeake, Virginia and is a leading provider of ISO tank container and depot services with access to ports in Virginia, Maryland and South Carolina. Pro forma information for the acquisition has not been presented as the acquisition did not meet the threshold for pro forma reporting. The results of the Greensville acquisition are included in our intermodal segment.

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

February 2011 Common Stock Offering

On February 9, 2011, we sold 2.0 million shares of our common stock in an underwritten public offering, at a gross price of $9.50 per share, and received net proceeds, after underwriting fees and expenses, of approximately $17.6 million. Certain affiliates of Apollo Management, L.P. also sold 2.6 million shares in the offering. Pursuant to the offering, we used our net cash proceeds to redeem $17.5 million of our 2013 PIK Notes at par, plus accrued and unpaid interest on March 11, 2011.

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

The asset lives used are presented in the following table:

Average Lives (in years)
Buildings and improvements	10 - 25
Tractors and terminal equipment	5 - 7
Trailers	15 - 20
Energy market equipment	4 - 15
Disposal wells	15
Furniture and fixtures	3 - 5
Other equipment	3 - 10

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

Asset Retirement Obligation—We account for asset retirement obligations in accordance with FASB guidance which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB guidance requires that the fair value of a liability for a retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. We have included estimated future costs of abandonment and dismantlement in our amortization base and amortize these costs as a component of our depreciation and interest expense.

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

After computing a separate business enterprise value under the income approach and market approach, we apply a weighting to them to derive the business enterprise value of the reporting unit. The income approach and market approach were both weighted 50% in the analysis performed at June 30, 2012. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Given that the business enterprise value derived from the market approach supported what was calculated in the income approach, we believed that both approaches should be equally weighted. Based on these weightings, we calculated a business enterprise value for the reporting unit. We then add debt-free liabilities of the reporting unit to the calculated business enterprise value to derive an implied fair value of the reporting unit. The implied fair value is then compared to the reporting unit’s carrying value. Upon completion of the analysis in step one, we determined that the fair value of both our energy logistics and intermodal reporting units exceeded its respective carrying value. As such, a step two analysis was not required.

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

We continue to evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. We review a rolling thirty-six month calculation of U.S. earnings, and consider other criteria at each reporting date, to determine if we have incurred cumulative income or losses in recent years. In addition, we review future reversal of existing taxable temporary differences, the ability to carry back tax attributes to prior years, feasibility of tax planning strategies and estimated future taxable income.

During the second quarter of 2012, we recorded tax benefit of $22.8 million related to a valuation allowance release as a result of our consistent cumulative income position, improved operating results, and recent expansion of our energy business through acquisition. Our assessment of the recoverability of the deferred tax assets primarily relied on the positive evidence related to our cumulative income position as of June 30, 2012. We have determined that it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our U.S. federal and state net deferred tax assets. We will continue to maintain a valuation allowance against our net deferred tax asset related to foreign tax credits. Changes in deferred tax assets and valuation allowance are reflected in the provision for income taxes line in our consolidated statements of operations.

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

Accrued loss and damage claims—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under the policy. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of June 30, 2012, we had $22.9 million in an outstanding letter of credit to our insurance administrator to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the letter of credit. In developing liability reserves, we rely on professional third party claims administrators, insurance company estimates and the judgment of our own personnel, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Stock compensation plans—Stock compensation is determined by the assumptions required under the FASB guidance. The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time on a straight-line basis over the vesting period of the grants. Stock unit awards are measured at market value on the date of grant and related compensation expense is recognized over time on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $0.8 million for the three months ended June 30, 2012 and 2011. Stock-based compensation expense related to stock options and restricted stock was $1.5 million for the six months ended June 30, 2012 and 2011. As of June 30, 2012, there was approximately $5.1 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost generally varies from two to four years. For further discussion on stock-based compensation, see Note 6 of Notes to Consolidated Financial Statements.

Pension plans—We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover certain vested salaried participants and retirees and certain other vested participants and retirees under an expired collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (4.90% to 5.25%) and assumed rates of return (7.00% to 8.00%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors. We had an accumulated net pension equity charge (after-tax) of $5.2 million at December 31, 2011.

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

Restructuring —We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010 which resulted in charges during 2008, 2009 and 2010, primarily related to our chemical logistics segment. As of June 30, 2012, approximately $2.4 million was accrued related to the restructuring charges, which are expected to be paid through 2017.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, “Summary of Significant Accounting Policies—New Accounting Pronouncements” for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Transportation	70.8%	68.1%	70.1%	69.1%
Service revenue	14.1	14.6	14.4	14.7
Fuel surcharge	15.1	17.3	15.5	16.2

Total operating revenues	100.0	100.0	100.0	100.0
OPERATING EXPENSES:
Purchased transportation	66.9	70.4	67.8	70.2
Compensation	8.7	8.2	8.7	8.3
Fuel, supplies and maintenance	8.7	6.1	8.1	6.4
Depreciation and amortization	2.2	1.8	2.1	2.0
Selling and administrative	4.7	2.6	4.1	2.7
Insurance costs	1.9	1.9	1.8	2.2
Taxes and licenses	0.3	0.3	0.3	0.3
Communication and utilities	0.4	0.3	0.4	0.4
Gain on disposal of property and equipment	-0.2	-0.2	-0.1	-0.2
Restructuring credit	0.0	-0.3	0.0	-0.1

Total operating expenses	93.6	91.1	93.2	92.2

Operating income	6.4	8.9	6.8	7.8

Interest expense	3.4	3.8	3.6	4.1
Interest income	-0.1	-0.1	-0.1	-0.1
Write-off of debt issuance costs	0.0	0.0	0.0	0.5
Other expense	0.0	0.0	0.0	0.0

Income before income taxes	3.1	5.2	3.3	3.3
(Benefit from) provision for income taxes	-10.5	0.4	-5.4	0.2

Net income	13.6%	4.8%	8.7%	3.1%

The following table shows the approximate number of terminals, drivers, tractors, trailers and energy market equipment that we managed (including affiliates and independent owner-operators) as of June 30:

	2012	2011
Terminals	109	104
Drivers (1)	3,177	2,687
Tractors	2,762	2,868
Trailers	5,268	5,469
Energy market equipment (2)	1,035	22

(1)	Includes approximately 500 drivers added as a result of our entrance into the energy logistics business
(2)	Includes tractors and trailers

As of June 30, our network terminals and facilities consisted of the following:

	2012 Terminals	2011 Terminals
Chemical logistics independent affiliate trucking terminals	89	93
Chemical logistics company-operated trucking terminals	6	3
Energy logistics independent affiliate energy terminals	2	—
Energy logistics company-operated energy terminals	3	—
Intermodal container services terminals/depots	9	8

Total	109	104

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Comparability for the three months ended June 30, 2012 to the three months ended June 30, 2011 is affected by recent acquisitions consummated in 2011 and 2012. In November 2011, we acquired all the outstanding stock of Greensville which is included in our intermodal segment. In April 2012, we acquired certain operating assets of Trojan and in June 2012, we acquired certain operating assets and rights of Bice and RM. Trojan, Bice and RM are collectively referred to as the “2012 Energy Acquisitions” and are included in our energy logistics segment.

For the quarter ended June 30, 2012, total revenues were $212.7 million, an increase of $22.7 million, or 12.0%, from revenues of $190.0 million for the same period in 2011. Transportation revenue increased by $21.1 million, or 16.3%, primarily due to an increase in energy logistics revenue of $22.9 million of which $12.0 related to the 2012 Energy Acquisitions and an increase of $2.6 million related to our intermodal business. These increases were partially offset by a decrease in chemical logistics revenue of $4.4 million due to driver capacity constraints resulting from the lingering effects of our EOBR installation, partially offset by price increases.

Service revenue increased $2.4 million, or 8.7%, due to higher intermodal depot services revenue of $1.3 million and a $1.1 million increase in our energy logistics business, of which $0.7 million was due to the 2012 Energy Acquisitions. Service revenue in our chemical logistics business remained consistent with the prior period.

Fuel surcharge revenue decreased $0.8 million, or 2.3%, due to a decrease in fuel prices and a decrease in chemical logistics transportation revenue. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers. These programs typically involve a specified computation based on the changes in fuel prices. As a result, most of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change of fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased $8.6 million, or 6.4%, due to an increase of $15.0 million in costs related to servicing the energy logistics market of which $4.8 million was due to the 2012 Energy Acquisitions. Purchased transportation also increased $1.7 million in costs related to our intermodal business offset by a decrease of $8.1 million in costs related to servicing the chemical logistics market. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 77.9% for the current quarter versus 82.3% for the same period in 2011. Our independent affiliates generated 92.3% of our chemical logistics revenue and fuel surcharge revenue for the three months ended June 30, 2012 compared to 94.2% for the comparable prior-year period. This decrease resulted from the conversion of two independent affiliate trucking terminals to company-operated terminals and the addition of one new company-operated terminal. During the 2012 and 2011 periods, we paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue.

During the quarter ended June 30, 2012, hauling for the energy market was performed by company-operated terminals, independent affiliates and independent third-party carriers. For the quarter ended June 30, 2012, company-operated terminals generated approximately 50% of the energy revenue and independent affiliates and third-party carriers generated approximately 50%. We typically pay these independent contractors between 72% and 95% depending on their type of association with the company.

Compensation expense increased by $3.0 million, or 19.3%, due to an increase of $2.3 million in our energy logistics business of which $1.9 million was due to the 2012 Energy Acquisitions and an increase in our intermodal business of $0.7 million, which $0.6 million related to the acquisition of Greensville. Compensation expense in our chemical logistics business remained consistent with the prior year period.

Fuel, supplies and maintenance increased $6.8 million, or 58.1%, due to an increase of $3.4 million related to our energy logistics business of which $2.5 million was due to the 2012 Energy Acquisitions. We had an increase of $2.2 million related to our chemical logistics business, resulting primarily from an increase in equipment rent expense of $0.6 million, higher repairs and maintenance expense and other terminal costs $1.2 million and an increase in fuel costs of $0.4 million, primarily at our company-owned terminals. In addition, we had an increase of $1.2 million related to our intermodal business due to an increase in repairs and maintenance expense of $0.6 million, an increase in fuel costs of $0.3 million and an increase in equipment rent of $0.3 million.

Depreciation and amortization expense increased $1.2 million, or 36.8%, primarily due to an increase in depreciation for new energy equipment and an increase in amortization expense for intangible assets.

Selling and administrative expenses increased $5.2 million, or more than 100.0%, primarily due to an increase in our chemical logistics business of $4.7 million which includes the incurrence of $2.6 million of acquisition-related costs, a lease termination cost of $0.5 million, an increase in terminal costs of $0.4 million and an increase of $0.9 million in other professional fees, which included $0.3 million for various legal settlements and $0.6 million for other legal fees. In addition, our intermodal business had increased costs of $0.3 million and our energy logistics business had increased costs of $0.2 million.

Insurance costs increased $0.6 million, or 16.9%, due to an increase in volume in our energy logistics business and premiums due to the 2012 Energy Acquisitions, as well as a settlement of a large claim. As a percentage of revenue, insurance expense remained at the low end of the Company’s target of 2 to 3% of total revenue.

We recognized a gain on disposal of revenue equipment of $0.4 million in both periods.

For the quarter ended June 30, 2012, operating income was $13.4 million, a decrease of $3.5 million, or 20.6%, compared to operating income of $16.9 million for the same period in 2011. The operating margin for the quarter ended June 30, 2012 was 6.4% compared to 8.9% for the same period in 2011 as a result of the above-mentioned items.

Interest expense decreased $0.1 million, or 1.8% in the quarter ended June 30, 2012, primarily due to redemptions of our high cost 2013 PIK Notes during 2011 offset by an increase in our weighted average ABL Facility borrowings. We expect our interest expense for the remainder of 2012 to be higher than the last six months of 2011 due to higher average debt balances.

The benefit for income taxes was $22.4 million for the quarter ended June 30, 2012, compared to the provision for income taxes of $0.7 million for the same period in 2011. The effective tax rates for the quarter ended June 30, 2012 and 2011 were more than 100% and 7.5%, respectively. The effective tax rate in the current quarter was impacted by a release of $22.8 million of our deferred tax valuation allowance, See Note 10 of Notes to Consolidated Financial Statements. The effective tax rate in the same period in 2011 was impacted by a 100% valuation allowance recorded against our net deferred tax assets.

For the quarter ended June 30, 2012, net income was $28.8 million compared to net income of $9.0 million for the same period in 2011 as a result of the above-mentioned items.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Comparability for the six months ended June 30, 2012 to the six months ended June 30, 2011 is affected by recent acquisitions consummated in 2011 and 2012. In November 2011, we acquired all the outstanding stock of Greensville which is included in our intermodal segment. In April 2012, we acquired certain operating assets of Trojan and in June 2012, we acquired certain operating assets and rights of Bice and RM. Trojan, Bice and RM are collectively referred to as the “2012 Energy Acquisitions” and are included in our energy logistics segment.

For the six months ended June 30, 2012, total revenues were $404.6 million, an increase of $36.7 million, or 10.0%, from revenues of $367.9 million for the same period in 2011. Transportation revenue increased $29.6 million, or 11.7%, primarily due to an increase in new energy logistics revenue of $33.0 million of which $12.0 related to the 2012 Energy Acquisitions and an increase of $6.0 million in our intermodal business due to an increase in demand and acquisition of Greensville. These increases were partially offset by a decrease in chemical logistics revenue of $9.4 million due to driver capacity constraints resulting from the lingering effects of our installation of electronic on-board recorders, partially offset by price increases.

Service revenue increased $3.6 million, or 6.7%. This increase was primarily due to higher intermodal depot services revenue of $2.3 million and an increase in our energy logistics business of $2.0 million of which $0.7 million was due to the 2012 Energy Acquisitions, partially offset by a decrease in our chemical logistics business of $0.7 million due to a reduction in rental income.

Fuel surcharge revenue increased $3.5 million, or 5.8%, primarily due to an increase in our intermodal business. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers. As a result, most of these programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change of fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased $15.8 million, or 6.1%, due to an increase of $23.3 million in costs related to servicing the energy logistics market, of which $4.8 million was due to the 2012 Energy Acquisitions. Purchased transportation also increased $4.1 million related to our intermodal business, offset by a decrease of $11.6 million in costs related to servicing the chemical logistics market. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 79.1% for the six months ended June 30, 2012 versus 82.4% for the same period in 2011. Our independent affiliates generated 92.0% of our chemical logistics revenue and fuel surcharge revenue for the six months ended June 30, 2012 compared to 94.2% for the comparable prior-year period. This decrease resulted from the conversion of 2 independent affiliate trucking terminals to company-operated terminals and the addition of one new company-operated terminal. During the 2012 and 2011 periods, we paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue.

During the first six months of 2012, hauling for the energy market was performed by company-operated terminals, independent affiliates and independent third-party carriers. In the first six months of 2012, company-operated terminals generated approximately 35% of the energy revenue and independent affiliates and third-party carriers generated approximately 65%. We typically pay these independent contractors between 72% and 95% depending on their type of association with the company.

Compensation expense increased $4.7 million, or 15.6%, due to an increase of $2.6 million in our energy logistics business of which $1.9 million was due to the 2012 Energy Acquisitions and an increase in our intermodal business of $2.1 million, which $1.1 million related to the acquisition of Greensville. Compensation expense in our chemical logistics business remained consistent with the prior year period.

Fuel, supplies and maintenance increased $9.5 million, or 40.4%, due to an increase of $3.1 million related to our chemical logistics business resulting primarily from an increase in equipment rent expense of $0.6 million, an increase in repairs and maintenance expense and other terminal costs of $1.7 million and an increase in fuel costs of $0.8 million, primarily at our company-owned terminals. We had an increase of $3.9 million related to our energy logistics business of which $2.5 million was due to the 2012 Energy Acquisitions. In addition, we had an increase of $2.5 million related to our intermodal business primarily due to an increase in repairs and maintenance expense of $0.9 million, an increase in fuel costs of $0.9 million, and an increase in equipment rent of $0.7 million.

Depreciation and amortization expense increased $1.5 million, or 22.5%, primarily due to an increase in depreciation for new energy equipment and an increase in amortization expense for intangible assets.

Selling and administrative expenses increased $6.6 million, or 65.4%, primarily due to an increase in our chemical logistics business of $5.6 million which includes the incurrence of $3.0 million of acquisition-related costs, an increase of $1.0 million in professional fees, of which includes $0.3 million for various legal settlements, a lease termination cost of $0.5 million and other terminal costs of $1.1 million. In addition, our intermodal business had increased costs of $0.5 million and our energy logistics business had increased costs of $0.5 million.

Insurance costs decreased $0.9 million, or 10.5%, due to a reduction in the number and severity of claims partially offset by settlement of a large claim. As a percentage of revenue, insurance expense remained at the low end of the Company’s target of 2 to 3% of total revenue.

We recognized a gain on disposal of revenue equipment of $0.4 million for the six months ended June 30, 2012 and a gain on disposal of revenue equipment of $0.7 million for the six months ended June 30, 2011.

In 2012, we had no restructuring credit. In the second quarter of 2011, we recognized a restructuring credit of $0.5 million resulting from the reduction of a liability for the withdrawal from a multi-employer pension plan which was fully paid in the second quarter of 2011.

For the six months ended June 30, 2012, operating income was $27.3 million, a decrease of $1.8 million, or 6.4%, compared to operating income of $29.1 million for the same period in 2011. The operating margin for the six months ended June 30, 2012 was 6.8% compared to 7.8% for the same period in 2011 as a result of the above-mentioned items.

Interest expense decreased $0.8 million, or 5.0%, in the six months ended June 30, 2012, primarily due to redemptions of our high cost 2013 PIK Notes during 2011 partially offset by an increase in our weighted average ABL Facility borrowings. We expect our interest expense for the remainder of 2012 to be higher than the last six months of 2011 due to higher average debt balances.

We had no write-offs of debt issuance costs during the six months ended June 30, 2012. In the first six months of 2011, we wrote off debt issuance costs of $1.8 million resulting from redemptions of our 2013 PIK Notes in January 2011 and March 2011 in the amounts of $10.0 million and $17.5 million, respectively.

The benefit for income taxes was $22.0 million for the six months ended June 30, 2012, compared to the provision for income taxes of $0.8 million for the same period in 2011. The effective tax rates for the six months ended June 30, 2012 and 2011 were more than 100% and 6.2%, respectively. The effective tax rate for the six months ended June 30, 2012 was impacted by a release of $22.8 million of our deferred tax valuation allowance. The effective tax rate in the same period in 2011 was impacted by a 100% valuation allowance recorded against our net deferred tax assets.

For the six months ended June 30, 2012, net income was $35.5 million compared to net income of $11.8 million for the same period in 2011 as a result of the above-mentioned items.

Segment Operating Results

In connection with our entry into the unconventional oil and gas frac shale energy market in 2011, a new segment for financial reporting purposes was identified during the fourth quarter of 2011 in order to better distinguish logistics services to the energy markets from logistics services to the chemical markets based upon how these businesses are managed. Our previous logistics segment was renamed Chemical Logistics.

We have three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network of 28 independent affiliates, and equipment rental income;

•

Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, proppant sand and crude oil for the unconventional oil and gas frac shale energy markets, primarily through company-operated terminals; and

•	Intermodal, which consists solely of Boasso’s intermodal ISO tank container transportation and depot services business supporting the international movement of bulk liquids.

Segment operating income reported in our segment tables excludes amounts such as depreciation and amortization, gains and losses on disposal of property and equipment, restructuring costs, corporate and other unallocated amounts. Although these amounts are excluded from the business segment results, they are included in our reported consolidated statement of operations. Most corporate and shared services overhead costs, including acquisition costs, are included in our chemical logistics segment. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment operating results are as follows (in thousands):

	Three Months Ended June 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$107,935	$24,929	$17,655	150,519
Service revenue	16,977	1,247	11,810	30,034
Fuel surcharge	27,378	325	4,477	32,180

Total operating revenue	152,290	26,501	33,942	212,733

Segment revenue % of total revenue	71.6%	12.4%	16.0%	100.0%
Segment operating income	8,544	3,914	5,246	17,704
Depreciation and amortization	2,746	1,017	859	4,622
Other income	(362)	—	—	(362)

Operating income	$6,160	$2,897	$4,387	$13,444

	Three Months Ended June 30, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$112,318	$1,992	$15,087	$129,397
Service revenue	17,078	77	10,487	27,642
Fuel surcharge	29,013	—	3,941	32,954

Total operating revenue	$158,409	2,069	$29,515	$189,993

Segment revenue % of total revenue	83.4%	1.1%	15.5%	100.0%
Segment operating income	$14,333	318	$4,735	$19,386
Depreciation and amortization	2,537	41	800	3,378
Other (income) expense	(954)	—	23	(931)

Operating income	$12,750	$277	$3,912	$16,939

	2012 vs 2011	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment revenues	$ change	$(6,119)	$24,432	$4,427	$22,740
	% change	(3.9)%	1,180.9%	15.0%	12.0%
Segment revenues (excluding fuel surcharge)	$ change	$(4,484)	$24,107	$3,891	$23,514
	% change	(3.5)%	1,165.2%	15.2%	15.0%
Segment operating income	$ change	$(5,789)	$3,596	$511	($1,682)
	% change	(40.4)%	1,130.8%	10.8%	(8.7)%

	Six Months Ended June 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$213,582	$34,978	$35,165	$283,725
Service revenue	32,893	2,131	22,995	58,019
Fuel surcharge	53,692	326	8,886	62,904

Total operating revenue	300,167	37,435	67,046	404,648

Segment revenue % of total revenue	74.2%	9.2%	16.6%	100%
Segment operating income	19,976	4,996	10,359	35,331
Depreciation and amortization	5,434	1,264	1,715	8,413
Other (income) expense	(344)	22	(42)	(364)

Operating income	$14,886	$3,710	$8,686	$27,282

	Six Months Ended June 30, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$222,930	$1,992	$29,156	$254,078
Service revenue	33,586	77	20,717	54,380
Fuel surcharge	52,652	—	6,793	59,445

Total operating revenue	309,168	2,069	56,666	367,903

Segment revenue % of total revenue	84.0%	0.6%	15.4%	100.0%
Segment operating income	25,115	318	9,398	34,831
Depreciation and amortization	5,232	41	1,597	6,870
Other (income) expense	(1,201)	—	30	(1,171)

Operating income	$21,084	$277	$7,771	$29,132

	2012 vs 2011	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment revenues	$ change	$(9,001)	$35,366	$10,380	$36,745
	% change	(2.9)%	1,709.3%	18.3%	10.0%

	2012 vs 2011	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment revenues (excluding fuel surcharge)	$ change	$(10,041)	$35,040	$8,287	$33,286
	% change	(3.9)%	1,693.6%	16.6%	10.8%
Segment operating income	$ change	$(5,139)	$4,678	$961	$500
	% change	(20.5)%	1,471.1%	10.2%	1.4%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Comparability for the three months ended June 30, 2012 to the three months ended June 30, 2011 is affected by recent acquisitions consummated in 2011 and 2012. In November 2011, we acquired all the outstanding stock of Greensville which is included in our intermodal segment. In April 2012, we acquired certain operating assets of Trojan and in June 2012, we acquired certain operating assets and rights of Bice and RM. Trojan, Bice and RM are collectively referred to as the “2012 Energy Acquisitions” and are included in our energy logistics segment.

Operating revenue:

Chemical Logistics—revenues decreased $6.1 million, or 3.9%, for the quarter ended June 30, 2012 compared to the same period for 2011 primarily due to a decrease in transportation revenue of $4.4 million. The decline was driven by reduced linehaul revenue resulting primarily from a decrease in loads of 7.6%, a decrease in miles of 6.4% and the lingering effects of the implementation of electronic on-board recorders on driver counts. Although driver counts are rising slightly, we expect industry-wide tightness in driver capacity to impact our chemical logistics business for the remainder of 2012. In addition, fuel surcharge decreased by $1.6 million due to decreased fuel prices. Service revenue remained consistent with the prior period.

Energy Logistics—revenues increased $24.4 million, or more than 100.0%, for the quarter ended June 30, 2012 due to our entry into the unconventional oil and gas frac shale energy market during the second quarter of 2011 and the 2012 Energy Acquisitions. We continue to generate a high percentage of segment operating revenues from our Marcellus Shale operation, which includes a significant amount of lower margin business brokered to third-party carriers.

Intermodal—revenues increased $4.4 million, or 15.0%, for the quarter ended June 30, 2012 compared to the same period in 2011, partially due to the Greensville acquisition and partially due to higher volumes and depot revenue.

Operating income:

Chemical Logistics—operating income decreased $5.8 million, or 40.4%, for the quarter ended June 30, 2012 compared to the same period in 2011 primarily due to acquisition costs, severance and lease termination costs, legal and claims settlement costs, increased terminal costs, and higher repairs and maintenance.

Energy Logistics—operating income increased $3.6 million, or more than 100.0%, for the quarter ended June 30, 2012 due to our entry into the unconventional oil and gas frac shale energy market in the second quarter of 2011 and the 2012 Energy Acquisitions.

Intermodal—operating income increased $0.5 million, or 10.8%, for the quarter ended June 30, 2012 compared to the same period in 2011 due to increased customer demand and to the acquisition of Greensville.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Comparability for the six months ended June 30, 2012 to the six months ended June 30, 2011 is affected by recent acquisitions consummated in 2011 and 2012. In November 2011, we acquired all the outstanding stock of Greensville which is included in our intermodal segment. In April 2012, we acquired certain operating assets of Trojan and in June 2012, we acquired certain operating assets and rights of Bice and RM. Trojan, Bice and RM are collectively referred to as the “2012 Energy Acquisitions” and are included in our energy logistics segment.

Operating revenue:

Chemical Logistics—revenues decreased $9.0 million, or 2.9%, for the six months ended June 30, 2012 compared to the same period for 2011 primarily due to a decrease in transportation revenue of $9.3 million. The decline was driven by reduced linehaul revenue resulting primarily from a decrease in loads of 7.2%, a decrease in miles of 7.3% and the lingering effects of the implementation of electronic on-board recorders on driver counts. Although driver counts are rising slightly, we expect industry-wide tightness in driver capacity to impact our chemical logistics business for the remainder of 2012. This decline was partially offset by an increase of $1.0 million of fuel surcharge revenue due to increased fuel prices. In addition, service revenue decreased by $0.7 million due primarily to decreased trailer rental revenue.

Energy Logistics—revenues increased $35.4 million, or more than 100.0%, for the six months ended June 30, 2012 due to our entry into the unconventional oil and gas frac shale energy market during the second quarter of 2011 and the 2012 Energy Acquisitions. We continue to generate a high percentage of segment operating revenues from our Marcellus Shale operation, which includes a significant amount of lower margin business brokered to third-party carriers.

Intermodal—revenues increased $10.4 million, or 18.3%, for the six months ended June 30, 2012 compared to the same period in 2011, partially due to the Greensville acquisition and partially due to higher volumes and depot revenue.

Operating income:

Chemical Logistics—operating income decreased $5.1 million, or 20.5%, for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to acquisition costs, severance and lease termination costs, legal and claims settlement costs, increased terminal costs, and higher repairs and maintenance.

Energy Logistics—operating income increased $4.7 million, or more than 100.0%, for the six months ended June 30, 2012 due to our entry into the unconventional oil and gas frac shale energy market in the second quarter of 2011 and the 2012 Energy Acquisitions.

Intermodal—operating income increased $1.0 million, or 10.2%, for the six months ended June 30, 2012 compared to the same period in 2011 due to increased customer demand and to the acquisition of Greensville.

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

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For the six months ending June 30, 2012, capital expenditures were $17.9 million and proceeds from sales of property and equipment were $7.0 million. Capital expenditures for 2012 included $10.1 million for equipment purchased to support our energy logistics business and proceeds from sales of property and equipment for 2012 included $1.4 million of energy equipment sales to independent affiliates. We generally expect our sustaining capital expenditures for our chemical logistics and intermodal businesses, net of proceeds from property and equipment sales, to be approximately 1% of operating segment revenues annually. We currently expect net capital expenditures to decline from first half of 2012. We expect net capital expenditures to be approximately $20.0 to $25.0 million for the 2012 year, of which approximately $13.4 million is for equipment required to grow our energy logistics business. Some of our independent affiliates who are engaged with us in the energy market may at times purchase some portion of this equipment from us. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses or other factors.

Debt service currently consists of required interest payments on the outstanding balance of our ABL Facility and our outstanding 2018 Notes as well as acquisition related indebtedness. We have no major debt maturities prior to August 2016, when our ABL Facility matures. During 2011, note indebtedness was comprised primarily of our 2018 Notes and our 2013 PIK Notes, though the aggregate principal balance of notes changed during 2011. We redeemed $10.0 million of our 2013 PIK Notes in January 2011, redeemed $17.5 million of our 2013 PIK Notes with the proceeds from our common stock offering in March 2011, and redeemed the remaining $5.8 million of our 2013 PIK Notes in July 2011.

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

Our primary sources of liquidity for operations during the 2012 and 2011 periods have been cash flow from operations and borrowing availability under the ABL Facility and our previous ABL Facility. At June 30, 2012, we had $86.1 million of borrowing availability under the ABL Facility. We used a portion of this availability during the third quarter to complete the Dunn’s acquisition. We periodically make business acquisitions with cash as part or all of the consideration. Some acquisitions provide us with new assets to pledge under our ABL Facility and increase our borrowing capacity. If availability under the ABL Facility is insufficient to fund acquisitions, we would either need to raise additional capital or use other sources of liquidity to consummate the desired transactions. We believe that, based on current operations and anticipated growth, our cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated capital expenditures, operating expenses and our other anticipated liquidity needs for the next 12 months. Anticipated debt maturities in 2016, the acquisition of other businesses or other events that we do not foresee may require us to seek alternative financing, such as restructuring or refinancing our long-term debt, selling assets or operations or selling additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under any of our debt agreements and we default on our obligations, our debt could be accelerated and our assets might not be sufficient to repay in full all of our obligations.

Cash Flows

The following summarizes our cash flows for the six months ended June 30, 2012 and 2011 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Six months ended June 30,
	2012	2011
Net cash provided by operating activities	$3,394	$12,402
Net cash used in investing activities	(71,853)	(3,057)
Net cash provided by (used in) financing activities	68,535	(9,454)
Effect of exchange rate changes on cash	—	(1)

Net increase (decrease) in cash and cash equivalents	76	(110)
Cash and cash equivalents at beginning of period	4,053	1,753

Cash and cash equivalents at end of period	$4,129	$1,643

Net cash provided by operating activities was $3.4 million for the six-month period ended June 30, 2012, compared to $12.4 million provided by operating activities in the comparable 2011 period. The $9.0 million decrease in cash provided by operating activities was primarily due to an increase in accounts receivable of $11.3 million primarily due to increased energy logistics revenue and an increase in other assets of $4.6 million primarily due to the issuance of a $2.8 million note to an independent affiliate in the current period versus a write-off of debt issuance costs and a reduction in deposits in prior year. These uses of cash were partially offset by sources of cash from an increase in affiliates and independent owner-operators payable of $4.2 million and higher accounts payable of $2.9 million primarily due to growth in our energy logistics business.

Net cash used in investing activities totaled $71.9 million for the six-month period ended June 30, 2012, compared to $3.1 million used in the comparable 2011 period. The $68.8 million increase in cash used in investing activities was due primarily to the 2012 Energy Acquisitions of $60.9 and $8.6 million of net capital expenditures primarily to support our energy logistics business growth initiatives.

Net cash provided by financing activities was $68.5 million during the six-month period ended June 30, 2012, compared to $9.5 million used in financing activities in the comparable 2011 period. In the 2012 period, increased borrowings of $41.5 million under our ABL Facility, and net cash received from our equity offering of approximately $30.5 million was utilized to fund recent asset acquisitions and to pay down $4.5 million of other debt and capital lease obligations. In the 2011 period, net cash received from our equity offering of approximately $17.6 million and increased borrowings of $7.0 million under our Previous ABL Facility were utilized to redeem $27.5 million in principal amount of our 2013 PIK Notes, to pay down other debt and capital lease obligations and to redeem for $1.8 million the preferred shares of our subsidiary, CLC, which we previously reflected on our balance sheet as redeemable noncontrolling interest.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at June 30, 2012 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2012	Years 2013 & 2014	Years 2015 & 2016	The Five Years after 2016
Operating leases (1)	$81,125	$10,860	$32,085	$28,378	$9,802
Total indebtedness (2)	360,104	1,557	3,870	108,377	246,300
Capital leases	7,577	2,668	4,637	272	—
Interest on indebtedness (3)	162,574	13,957	54,692	52,747	41,178

Total contractual cash obligations (4)(5)(6)(7)	$611,380	$29,042	$95,284	$189,774	$297,280

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.

(2)	Includes aggregate unamortized discount of $1.4 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of June 30, 2012 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of June 30, 2012 will remain in effect until maturity.
(4)	Excludes long-term pension obligations as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of June 30, 2012, obligations of $21.3 million were reflected in the consolidated balance sheet. This amount represented our unfunded status of such plans, which is the difference between our projected benefit obligation and the fair value of plan assets, as of such date. See Note 7 of the notes to consolidated financial statements.
(5)	Excludes liabilities associated with environmental matters as we are unable to reasonably estimate the ultimate amount or timing of settlement of such liabilities. Liabilities of $9.4 million, which represents our reserves for environmental compliance and remediation were reflected in the consolidated balance sheet as of June 30, 2012. See Note 13 of the notes to consolidated financial statements.
(6)	Excludes accrued loss and damage claims as we are unable to reasonably estimate the ultimate amount or timing of settlement of such claims. As of June 30, 2012, accrued loss and damage claims of $16.8 million, which represented the balance of our reserves for such liabilities, were reflected in the consolidated balance sheet.
(7)	Excludes liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement of such positions. See Note 10 of the notes to consolidated financial statements.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Capital lease obligations	$7,577	$9,101
ABL Facility	107,000	65,500
9.875% Second-Priority Senior Secured Notes, due 2018	225,000	225,000
5% Subordinated Acquisition Notes	21,300	—
Other Notes	6,804	8,943

Long-term debt, including current maturities	367,681	308,544
Discount on Notes	(1,373)	(1,481)

	366,308	307,063
Less current maturities of long-term debt (including capital lease obligations)	(7,787)	(9,400)

Long-term debt, less current maturities (including capital lease obligations)	$358,521	$297,663

Debt Retirement

The following is a schedule of our indebtedness at June 30, 2012 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2012	2013	2014	2015	2016 and after	Total
Capital lease obligations	$2,668	$3,400	$1,237	$256	$16	$7,577
ABL Facility	—	—	—	—	107,000	107,000
9.875% Second-Priority Senior Secured Notes, due 2018 (1)	—	—	—	—	225,000	225,000
5% Subordinated Acquisition Notes	—	—	—	—	21,300	21,300
Other Notes	1,557	2,539	1,331	1,112	265	6,804

Total	$4,225	$5,939	$2,568	$1,368	$353,581	$367,681

(1)	Amounts do not include the remaining aggregated unamortized original issue discount of $1.4 million.

The following is a schedule of our debt issuance costs (in thousands):

	December 31, 2011	Additional Debt Issuance Costs	2012 amortization expense	June 30, 2012
ABL Facility	$5,094	$277	$(607)	$4,764
9.875% Second-Priority Senior Secured Notes, due 2018	5,560	—	(448)	5,112

Total	$10,654	$277	$(1,055)	$9,876

Amortization expense of deferred issuance costs was $0.6 million for each of the three months ending June 30, 2012 and 2011, and is included in interest expense. Amortization expense of deferred issuance costs was $1.1 million for each of the six months ending June 30, 2012 and 2011, and is included in interest expense. We are amortizing these costs over the term of the debt instruments.

The ABL Facility

On August 19, 2011, we entered into the ABL Facility. The ABL Facility provides for a revolving credit facility with a maturity of five years and a maximum borrowing capacity of $250.0 million. The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. This ABL Facility replaced the previous ABL Facility. The proceeds of the ABL Facility were used to repay all outstanding indebtedness under our previous ABL Facility, and to pay related fees and expenses. The ABL Facility is available for working capital needs and general corporate purposes, including permitted acquisitions. At June 30, 2012, we had $86.1 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at June 30, 2012 was 1.00% for base rate borrowings and 2.00% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at June 30, 2012 was 2.3%.

The borrowing base for the ABL Facility consists of eligible accounts receivable, inventory, tractor and trailer equipment, real property and certain other equipment.

We recorded $5.8 million in new debt issuance costs relating to the ABL Facility, of which $4.5 million related to the new issuance and $1.3 million related to unamortized debt issuance costs of the previous ABL Facility. We are amortizing the debt issuance costs over the remaining term of the ABL Facility.

The Previous ABL Facility

Our previous ABL Facility consisted of a current asset tranche in the amount of $205.0 million and a fixed asset tranche in the amount of $20.0 million. The previous ABL Facility included a sublimit of up to $150.0 million to issue letters of credit and was available for working capital needs and general corporate purposes, including permitted acquisitions. The interest rate under the current asset tranche was based, at our option, on either the administrative agent’s base rate plus 1.00% or on the Eurodollar LIBOR rate plus an applicable margin. The administrative agent’s base rate was equal to the greater of the federal funds overnight rate plus 0.50% or the prime rate. The interest rate under the fixed asset tranche was based, at our option, on either the administrative agent’s base rate plus 1.25% or on LIBOR plus an applicable margin. The applicable margin under either tranche was subject to increases or reductions based upon the amounts available for borrowing. The interest rate on the previous ABL Facility at June 30, 2011 was 2.1%. We incurred $6.9 million in debt issuance costs relating to the previous ABL Facility.

Accounting Treatment for the Exchange of New ABL Facility for Previous ABL Facility

The exchange of the Previous ABL Facility for the New ABL Facility was treated partially as a debt modification and partially as a debt extinguishment in accordance with FASB guidance. Under applicable FASB guidance, we compared the product of the remaining term multiplied by the maximum borrowing capacity of the Previous ABL Facility to the maximum borrowing capacity of the new arrangement on a creditor-by-creditor basis to determine the accounting treatment. For each creditor, if the borrowing capacity of the new arrangement is greater than or equal to the maximum borrowing capacity of the old arrangement, then the exchange is classified as a modification, and, if not, the exchange is classified as an extinguishment in proportion to the percentage of the decrease. If the exchange is classified as a modification, then any unamortized debt issuance costs relating to the Previous ABL Facility are allocated to the New ABL Facility and amortized over the term of the New ABL Facility using the effective interest method. Furthermore, if the exchange is classified as an extinguishment, then any unamortized debt issuance costs relating to the Previous ABL Facility are written off in proportion to the decrease in maximum borrowing capacity of the New ABL Facility. Upon the exchange of the Previous ABL Facility with the New ABL Facility, we wrote off $0.9 million of unamortized debt issuance costs, reflecting the proportion of such costs determined to be for indebtedness treated as extinguished, and the remaining unamortized debt issuance costs of $1.3 million, relating to indebtedness deemed a modification, were allocated to the New ABL Facility.

9.875% Second-Priority Senior Secured Notes Due 2018

On November 3, 2010, we issued $225.0 million aggregate principal amount of the 2018 Notes. With the proceeds of the issuance of the 2018 Notes, we repaid and redeemed our certain of our outstanding notes, redeemed $47.5 million of our 2013 PIK Notes, and paid down a portion of our outstanding borrowings under the previous ABL Facility.

Interest on the 2018 Notes is payable at a rate of 9.875% per annum, semiannually on May 1 and November 1 of each year. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its 100% owned domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first-lien obligations.

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

5% Subordinated Acquisition Notes

We issued promissory notes in an aggregate principal amount of $21.3 million as part of the consideration for Bice and RM acquisitions. The promissory notes bear interest at a fixed rate of 5.0% per annum and mature June 1, 2017. Payments of interest only are scheduled for the end of each calendar quarter with principal payable in full at maturity. The promissory notes are unsecured and subordinated. The notes are non-negotiable and non-transferable and may be prepaid at any time without premium or penalty.

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

At January 1, 2011, the outstanding principal balance of these notes was $33.3 million. On January 20, 2011, we redeemed $10.0 million of these notes plus accrued and unpaid interest. On March 11, 2011, we redeemed $17.5 million of these notes plus accrued and unpaid interest. We redeemed the remaining $5.8 million of principal amount of our 2013 PIK Notes in July 2011.

We recorded $1.5 million in debt issuance costs related to the 2013 PIK Notes and we recorded $6.7 million in note issuance discount due to warrants issued concurrently with the issuance of the 2013 PIK Notes. At January 1, 2011, $2.1 million of unamortized debt issuance costs and original issue discount remained. In conjunction with the January 20, 2011 and March 11, 2011 redemptions, we wrote off $1.8 million of unamortized debt issuance costs and unamortized original issue costs in the first quarter of 2011. In conjunction with the July 20, 2011 final redemption, we wrote off the remaining $0.3 million of unamortized debt issuance costs and unamortized original issue costs in the third quarter of 2011.

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

The payment obligations under the ABL Facility are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first lien obligations. We were in compliance with the covenants under the ABL Facility and the 2018 Notes at June 30, 2012.

Other Liabilities and Obligations

As of June 30, 2012, we had $9.4 million of environmental liabilities, $21.3 million of pension plan obligations and $16.8 million of insurance claim obligations. The timing of the cash payments for environmental liabilities and insurance claims fluctuates from quarter to quarter. We expect to incur additional environmental costs in the future for environmental studies and remediation efforts that we will be required to undertake related to legacy CLC sites.

As of June 30, 2012, we had $29.3 million in outstanding letters of credit that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to ensure that we pay required claims. The letter of credit issued to our insurance administrator had a maximum draw amount of $22.9 million as of June 30, 2012. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $6.4 million of outstanding letters of credit as of June 30, 2012 relate to various other obligations.

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

The ABL Facility and the indentures governing the 2018 Notes contain certain limitations on QD LLC’s ability to make distributions to QDI. We do not consider these restrictions to be significant, because QDI is a holding company with no significant operations or assets, other than ownership of 100% of QD LLC’s membership units. QD LLC’s direct and indirect 100% owned subsidiaries are generally permitted to make distributions to QD LLC, which is the principal obligor under the New ABL Facility and the 2018 Notes.

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

•	increased costs or operating restrictions on us or our customers in the energy logistics market;

•	our ability to comply with current and future environmental regulations and the increasing costs relating to environmental compliance;

•	potential disruption at U.S. ports of entry;

•	diesel fuel prices and our ability to recover costs through fuel surcharges;

•	our ability to attract and retain qualified drivers;

•	terrorist attacks and the cost of complying with existing and future anti-terrorism security measures;

•	our dependence on senior management;

•	the potential loss of our ability to use net operating losses to offset future income;

•	potential future impairment charges;

•	the interests of our largest shareholder, which may conflict with your or our interests;

•	our ability to successfully identify acquisition opportunities, consummate such acquisitions and integrate acquired businesses and converted independent affiliates;

•	our ability to execute plans to profitably operate in the transportation business and disposal well business within the energy logistics market;

•	our success in entering new markets;

•	adverse weather conditions;

•	changes in health insurance benefit regulations;

•	our liability for our proportionate share of unfunded vested benefit liabilities in the event of our withdrawal from any of our multi-employer pension plans; and

•	changes in planned or actual capital expenditures due to operating needs, changes in regulation, covenants in our debt arrangements and other expenses, including interest expenses.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the six months ended June 30, 2012, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the ABL Facility, at QD LLC’s option, the applicable margin for borrowings at June 30, 2012 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate under the ABL Facility is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30 day LIBOR plus 1.00%.

	Balance at June 30, 2012 ($ in 000s)	Interest Rate at June 30, 2012	Effect of 1% Increase ($ in 000s)
ABL Facility	$107,000	2.28%	$1,070

At June 30, 2012, a 1% point increase in the current per annum interest rate would result in $1.1 million of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% point increase in the rates under the ABL Facility and that the principal amount is the amount outstanding as of June 30, 2012. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our option to elect the lowest of three different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 5.1% of our consolidated revenue for the six months ended June 30, 2012 and 6.5% of our consolidated revenue for the six months ended June 30, 2011. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ deficit. Our revenue results for the six months ended June 30, 2012 were negatively impacted by a $0.6 million foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first six months of 2012 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.2 million for the six months ended June 30, 2012, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at June 30, 2012, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the six months ended June 30, 2012 and 2011, a majority of fuel costs were covered through fuel surcharges.

ITEM 4—Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A—Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Our business is also subject to the following risks:

Our operations involve hazardous materials, which could create environmental liabilities.

Our activities, particularly those relating to our handling, transportation, storage and disposal of bulk chemicals, flowback and produced water and oil, are subject to environmental, health and safety laws and regulation by governmental authorities in the United States as well as foreign governmental authorities. Among other things, these environmental laws and regulations address emissions to the air, discharges onto land and into water, the generation, handling, storage, transportation, treatment and disposal of waste materials, and the health and safety of our employees. These laws generally require us to obtain and maintain various licenses and permits. Most environmental laws provide for substantial fines, penalties and potential criminal sanctions for violations. Additionally, we have been, and may in the future be required to obtain financial guarantees, such as letters of credit, for environmental obligations. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become stricter over time. Some of these laws and regulations are subject to varying and conflicting interpretations. There can be no assurance that violations of such laws, regulations, permits or licenses will not be identified or occur in the future, or that such laws and regulations will not change in a manner that could impose material costs on us.

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills, leakage from injection wells and other environmental releases of these substances to surface or subsurface soils, surface water or groundwater. We have incurred remedial costs and regulatory penalties for chemical or wastewater spills and releases at our facilities or over the road. As a result of environmental studies conducted at our facilities or at third party sites, we have identified environmental contamination at certain sites that will require remediation and we are currently conducting investigation and remediation projects at eight of our facilities. In addition, we may be liable for environmental damages caused by previous owners of property purchased by us. Future liabilities and costs under environmental, health, and safety laws are not easily predicted, and such liabilities could result in a material adverse effect on our financial condition, results of operations or business reputation.

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

Federal and state legislative and regulatory initiatives could result in increased costs and additional operating restrictions upon us or our oil and gas frac shale energy customers in the energy logistics market.

Frac shale drilling is under significant legislative, regulatory and public scrutiny. Legislation to modify the treatment of hydraulic fracturing under the Safe Drinking Water Act has been proposed in Congress, the EPA is studying the potential environmental impacts of frac shale drilling activities, and the U.S. Department of the Interior has proposed to require companies to publicly disclose the chemicals used in hydraulic fracturing operations on public lands. In addition, some states and localities have adopted, and others are reportedly considering adopting, regulations or ordinances that could restrict frac shale drilling and injection wells in certain circumstances, or that would impose higher taxes, fees or royalties on us or on our energy logistics market customers. For example, North Dakota has adopted regulations requiring the permitting and bonding of injection wells and disclosure of fluids utilized in the hydraulic fracturing process. Similarly, Texas has adopted fluids disclosure requirements. Moreover, public debate over frac shale drilling has been increasing and has reportedly resulted in delays of well permits in some areas.

Future U.S. federal, state or local laws or regulations could significantly restrict, or increase costs associated with, hydraulic fracturing and make it more difficult or costly for producers to conduct hydraulic fracturing operations, which could result in a decline in exploration and production. New laws and regulations, and new enforcement policies by regulatory agencies, could also expressly restrict the quantities, sources and methods of water use and disposal, including in injection wells, and otherwise increase our and our customers’ costs of compliance, which could minimize water use and disposal needs even if other limits on drilling and completing new wells were not imposed. Any decline in exploration and production or any restrictions on water use and disposal could negatively impact our operation of disposal wells, result in a decline in demand for our energy logistics business and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Although we expect the Greensville, Trojan, Bice, RM and Dunn’s acquisitions to be beneficial, their expected benefits may not be realized, in the time frame anticipated or at all, because of integration or other challenges and we may become liable for liabilities of which we are currently unaware.

Achieving the expected benefits of the Greensville, Trojan, Bice, RM and Dunn’s acquisitions will depend on the timely and efficient integration of their operations, business culture, technology and personnel with our Company. The integration may not be completed as quickly as expected, and if we fail to effectively integrate the companies or the integration takes longer than expected, we may not achieve the expected benefits of the acquisition. The challenges involved in this integration include, among others:

•	potential disruption on our ongoing business and distraction of management,

•	unexpected loss of key employees or customers of Greensville, Trojan, Bice, RM and Dunn’s ,

•	conforming Greensville, Trojan, Bice, RM and Dunn’s standards, processes, procedures and controls with our operations,

•	hiring additional management and other critical personnel, and

•	increasing the scope, geographic diversity and complexity of our operations.

We conducted due diligence investigations of Greensville, Trojan, Bice, RM and Dunn’s operations prior to consummating these acquisitions. However, we cannot assure you that our efforts were sufficient to uncover all material information concerning such operations. As a result of such acquisitions, we may be held liable for risks and liabilities (including environmental-related costs or liabilities at disposal wells previously operated by RM or Dunn’s or otherwise) of which we are not aware at the present time, some of which may not have been discoverable from our due diligence efforts.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

During quarter ended June 30, 2012, we completed two related acquisitions in which a portion of the purchase price consideration consisted of unregistered shares of our common stock. On June 1, 2012, we issued a total of 470,944 shares of our common stock, which was valued in aggregate at $5.4 million, to Wylie C. Bice, the sole member of Bice in partial consideration for the acquisition of the operating assets of Bice. On June 11, 2012, we issued a total of 313,963 shares of our common stock, which was valued in aggregate at $3.6 million , to Wylie C. Bice, Monte Gawryluk and Dean A. Rodne, collectively the holders of all outstanding limited liability company membership interests in RM Resources, in partial consideration for the acquisition of the operating assets of RM Resources. All shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, as the shares were issued to the owners of businesses acquired in privately negotiated transactions not involving any public offering or solicitation.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Mine Safety Disclosures

Not applicable.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated May 7, 2012 by and among Quality Carriers, Inc., Wylie Bice Trucking, LLC and Wylie C. Bice. Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K, filed June 6, 2012.

2.2	Asset Purchase Agreement, dated May 7, 2012 by and among QC Environmental Services, Inc., RM Resources, LLC, Wylie C. Bice, Monte Gawryluk and Dean A. Rodne. Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K, filed June 15, 2012.

4.1	Second Supplemental Indenture to Indenture with respect to the 9.875% Second-Priority Senior Secured Notes due 2018, dated as of August 1, 2012, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.

10.1	Quality Distribution, Inc. 2012 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.2	Form of Quality Distribution, Inc. 2012 Equity Incentive Plan Nonqualified Stock Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.3	Form of Quality Distribution, Inc. 2012 Equity Incentive Plan Restricted Stock Award Agreement. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.4	Form of Quality Distribution, Inc. 2012 Equity Incentive Plan Restricted Stock Award Agreement. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.5	Agreement of Separation and General Release dated July 12, 2012, between Quality Distribution, Inc. and Jonathan C. Gold

10.6	Employment Agreement, effective July 9, 2012, between Quality Distribution, Inc. and John T. Wilson

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

August 9, 2012	/s/ GARY R. ENZOR
GARY R. ENZOR,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

August 9, 2012	/s/ JOSEPH J. TROY
JOSEPH J. TROY,
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)