Form 10-Q/A
period 2012-06-30
QUALITY DISTRIBUTION INC
filed 2012-09-05
CIK 922863

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Quality Distribution, Inc. (the “Company”) for the quarter ended June 30, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 9, 2012. This Amendment is being filed to submit Exhibit 101 (XBRL interactive data) in accordance with Rule 405(a)(2) of Regulation S-T. This Amendment updates the exhibit index included in Part II, Item 6 of the Original Filing, and Exhibit 101 is included as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Except as described above, this Amendment speaks as of the date of the Original Filing. Furthermore, this Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liability of that section and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6—Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated May 7, 2012 by and among Quality Carriers, Inc., Wylie Bice Trucking, LLC and Wylie C. Bice. Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K, filed June 6, 2012.

2.2	Asset Purchase Agreement, dated May 7, 2012 by and among QC Environmental Services, Inc., RM Resources, LLC, Wylie C. Bice, Monte Gawryluk and Dean A. Rodne. Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K, filed June 15, 2012.

4.1	Second Supplemental Indenture to Indenture with respect to the 9.875% Second-Priority Senior Secured Notes due 2018, dated as of August 1, 2012, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.

10.1	Quality Distribution, Inc. 2012 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.2	Form of Quality Distribution, Inc. 2012 Equity Incentive Plan Nonqualified Stock Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.3	Form of Quality Distribution, Inc. 2012 Equity Incentive Plan Restricted Stock Award Agreement. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.4	Form of Quality Distribution, Inc. 2012 Equity Incentive Plan Restricted Stock Award Agreement. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.5	Agreement of Separation and General Release dated July 12, 2012, between Quality Distribution, Inc. and Jonathan C. Gold.

10.6	Employment Agreement, effective July 9, 2012, between Quality Distribution, Inc. and John T. Wilson.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

September 5, 2012	/S/ GARY R. ENZOR
GARY R. ENZOR,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

September 5, 2012	/S/ JOSEPH J. TROY
JOSEPH J. TROY,
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

4