Form 10-Q
period 2012-09-30
QUALITY DISTRIBUTION INC
filed 2012-11-08
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 2, 2012, the registrant had 27,794,815 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Consolidated Statements of Operations

Unaudited (In 000’s, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Transportation	$160,079	$140,974	$443,804	$395,052
Service revenue	31,550	28,138	89,569	82,518
Fuel surcharge	30,449	30,186	93,353	89,631

Total operating revenues	222,078	199,298	626,726	567,201

OPERATING EXPENSES:
Purchased transportation	143,036	142,023	417,222	400,437
Compensation	22,522	15,014	57,669	45,412
Fuel, supplies and maintenance	24,085	13,114	56,996	36,556
Depreciation and amortization	6,039	3,600	14,452	10,470
Selling and administrative	8,258	5,910	24,857	15,945
Insurance costs	4,374	3,316	11,732	11,541
Taxes and licenses	807	638	2,179	1,737
Communication and utilities	980	595	2,724	2,054
Loss (gain) on disposal of property and equipment	360	(198)	(4)	(848)
Restructuring credit	—	—	—	(521)

Total operating expenses	210,461	184,012	587,827	522,783

Operating income	11,617	15,286	38,899	44,418
Interest expense	7,673	7,096	22,042	22,218
Interest income	(194)	(117)	(602)	(434)
Write-off of debt issuance costs	—	1,395	—	3,181
Other (income) expense	(112)	257	(276)	250

Income before income taxes	4,250	6,655	17,735	19,203
(Benefit from) provision for income taxes	(4,613)	468	(26,632)	1,248

Net income	$8,863	$6,187	$44,367	$17,955

PER SHARE DATA:
Net income per common share
Basic	$0.32	$0.26	$1.69	$0.78

Diluted	$0.32	$0.25	$1.64	$0.74

Weighted-average number of shares
Basic	27,368	23,372	26,243	22,942

Diluted	28,089	24,643	27,057	24,255

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited (In 000’s)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$8,863	$6,187	$44,367	$17,955

Other comprehensive income, net of tax:
Amortization of prior service costs and losses	388	318	1,164	954
Foreign currency translation adjustment	(71)	93	(65)	50

Total other comprehensive income, net of tax	317	411	1,099	1,004

Comprehensive income	$9,180	$6,598	$45,466	$18,959

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited (In 000’s)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,928	$4,053
Accounts receivable, net	125,080	90,567
Prepaid expenses	13,805	7,849
Deferred tax asset	8,738	4,048
Other current assets	10,380	3,858

Total current assets	160,931	110,375
Property and equipment, net	179,782	125,892
Goodwill	102,320	31,344
Intangibles, net	38,752	18,471
Non-current deferred tax asset	18,682	—
Other assets	12,584	16,313

Total assets	$513,051	$302,395

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$4,264	$4,139
Current maturities of capital lease obligations	4,507	5,261
Accounts payable	13,301	7,571
Independent affiliates and independent owner-operators payable	18,601	9,795
Accrued expenses	46,710	25,327
Environmental liabilities	4,740	3,878
Accrued loss and damage claims	6,806	8,614

Total current liabilities	98,929	64,585
Long-term indebtedness, less current maturities	393,721	293,823
Capital lease obligations, less current maturities	2,629	3,840
Environmental liabilities	4,513	6,222
Accrued loss and damage claims	8,977	9,768
Other non-current liabilities	24,026	30,342

Total liabilities	532,795	408,580

Commitments and contingencies—Note 13
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 28,067 issued and 27,795 outstanding at September 30, 2012 and 24,207 issued and 23,940 outstanding at December 31, 2011	436,222	393,859
Treasury stock, 272 shares at September 30, 2012 and 267 shares at December 31, 2011	(1,944)	(1,878)
Accumulated deficit	(234,176)	(278,543)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(30,282)	(31,381)
Stock purchase warrants	25	1,347

Total shareholders’ deficit	(19,744)	(106,185)

Total liabilities and shareholders’ deficit	$513,051	$302,395

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Nine Months Ended September 30, 2012 and 2011

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Total Shareholders’ Deficit
Balance, December 31, 2010	21,678	(220)	$371,288	$(1,593)	$(301,974)	$(189,589)	$(26,194)	$1,683	$(146,379)
Net income	—	—	—	—	17,955	—	—	—	17,955
Issuance of restricted stock	93	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(18)	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	842	—	—	—	—	—	842
Amortization of stock options	—	—	1,363	—	—	—	—	—	1,363
Stock option exercises	345	(1)	1,771	(13)	—	—	—	—	1,758
Proceeds from equity offering, net of transaction costs	2,000	—	17,580	—	—	—	—	—	17,580
Satisfaction of stock subscription receivable	—	(4)	—	—	—	—	—	—	—
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	954	—	954
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	50	—	50

Balance, September 30, 2011	24,116	(243)	$392,844	$(1,606)	$(284,019)	$(189,589)	$(25,190)	$1,683	$(105,877)

Balance, December 31, 2011	24,207	(267)	$393,859	$(1,878)	$(278,543)	$(189,589)	$(31,381)	$1,347	$(106,185)
Net income	—	—	—	—	44,367	—	—	—	44,367
Issuance of restricted stock	182	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(5)	—	(66)	—	—	—	—	(66)
Amortization of restricted stock	—	—	1,058	—	—	—	—	—	1,058
Amortization of stock options	—	—	1,316	—	—	—	—	—	1,316
Stock warrant exercises	346	—	1,322	—	—	—	—	(1,322)	—
Stock option exercises	47	—	254	—	—	—	—	—	254
Proceeds from equity offering, net of transaction costs	2,500	—	30,493	—	—	—	—	—	30,493
Issuance of stock for acquisitions	785	—	7,920	—	—	—	—	—	7,920
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	1,164	—	1,164
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(65)	—	(65)

Balance, September 30, 2012	28,067	(272)	$436,222	$(1,944)	$(234,176)	$(189,589)	$(30,282)	$25	$(19,744)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited (In 000’s)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,367	$17,955
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	14,452	10,470
Bad debt expense (recoveries)	141	(309)
Gain on disposal of property and equipment	(4)	(848)
PIK interest on Senior Subordinated Notes	—	196
Write-off of deferred financing costs	—	1,468
Write-off of original bond issuance costs	—	1,713
Stock-based compensation	2,374	2,205
Amortization of deferred financing costs	1,571	1,592
Amortization of bond discount	162	279
Noncontrolling interest dividends	—	38
Release of deferred tax asset valuation allowance	(27,420)	—
Changes in assets and liabilities:
Accounts and other receivables	(34,721)	(27,669)
Prepaid expenses	504	3,276
Other assets	(6,135)	1,028
Accounts payable	3,554	(64)
Independent affiliates and independent owner-operators payable	8,806	11,308
Accrued expenses	6,685	3,639
Environmental liabilities	(848)	(1,771)
Accrued loss and damage claims	(2,599)	978
Other liabilities	(1,374)	(623)
Current income taxes	(946)	373

Net cash provided by operating activities	8,569	25,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,423)	(20,687)
Greensville purchase price adjustment	(66)	—
Acquisition of Trojan	(8,657)	—
Acquisition of Bice and RM	(52,176)	—
Acquisition of Dunn’s	(34,321)	—
Proceeds from sales of property and equipment	7,453	7,292

Net cash used in investing activities	(115,190)	(13,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(3,436)	(36,928)
Principal payments on capital lease obligations	(2,899)	(3,547)
Proceeds from revolver	179,400	138,657
Payments on revolver	(99,200)	(123,657)
Payments on acquisition notes	(446)	(522)
Deferred financing costs	(846)	(3,968)
Change in book overdraft	2,176	2,052
Noncontrolling interest dividends	—	(38)
Redemption of noncontrolling interest	—	(1,833)
Proceeds from equity offering, net of transaction costs	30,493	17,580
Proceeds from exercise of stock options	254	1,758

Net cash provided by (used in) financing activities	105,496	(10,446)

Effect of exchange rate changes on cash and cash equivalents	—	1

Net (decrease) increase in cash and cash equivalents	(1,125)	1,394
Cash and cash equivalents, beginning of period	4,053	1,753

Cash and cash equivalents, end of period	$2,928	$3,147

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$14,559	$14,608

Income Taxes	1,423	650

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

In this quarterly report, unless the context otherwise requires or indicates, (i) the terms the “Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our 100% owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) the term “QD Capital” refers to our 100% owned subsidiary, QD Capital Corporation, a Delaware corporation, (iv) the term “QCI” refers to our 100% owned subsidiary, Quality Carriers, Inc., an Illinois corporation, (v) the term “Boasso” refers collectively to our 100% owned subsidiary, Boasso America Corporation, a Louisiana corporation, and Boasso’s 100% owned subsidiary, Greensville Transport Company (“Greensville”), a Virginia corporation, (vi) the term “QCER” refers collectively to our 100% owned subsidiary, QC Energy Resources, Inc., a Delaware corporation, and its 100% owned subsidiaries, QC Energy Logistics, LLC, a Delaware limited liability company, QC Energy Resources, LLC, a Delaware limited liability company, QC Energy Resources Northwest, LLC, a Delaware limited liability company, and QC Energy Resources Texas, LLC, a Delaware limited liability company, as well as our 100% owned subsidiary QC Environmental Services, Inc., a North Dakota corporation, and (vii) the term “CLC” refers to our 100% owned subsidiary, Chemical Leaman Corporation, a Pennsylvania corporation.

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

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any future period.

Reclassification

Certain prior period amounts have been reclassified amongst business segments to conform to the current year presentation.

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to intangibles – goodwill and other, which permits companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test of indefinite-lived intangible assets. The provisions for this pronouncement are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

In May 2011, the FASB issued amended guidance on fair value measurement. This guidance clarifies how to measure fair value and is largely consistent with existing fair value measurement principles. It also expands existing disclosure requirements for fair value measurements. This amendment is effective for fiscal years beginning after January 1, 2012. The adoption of this standard to expand our footnote disclosures in the consolidated financial statements did not have a material impact on our consolidated financial statements.

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

Acquisitions

2012 Acquisitions

Dunn’s Tank Service and Nassau Disposal, Inc.

On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Service, Inc. and the operating assets and rights of Nassau Disposal, Inc., collectively (“Dunn’s”), for an aggregate purchase price of $34.3 million paid in cash. An additional $3.6 million in cash consideration may be payable in cash one year after the closing date if certain future operating and financial performance criteria are satisfied. Dunn’s is headquartered in Velma, Oklahoma and provides transportation services to the unconventional oil and gas industry within the Woodford and Utica shale regions, primarily hauling flowback and production water for various energy customers. For its fiscal year ended December 31, 2011, Dunn’s had revenues of approximately $17.5 million. The results of Dunn’s have been included in our results since the date of acquisition, and are included in our energy logistics segment.

Wylie Bice Trucking, LLC and RM Resources, LLC

On June 1, 2012, we acquired certain operating assets of Wylie Bice Trucking, LLC (“Bice”) and the operating assets and rights of RM Resources, LLC (“RM”) for $81.4 million aggregate consideration. Headquartered in Killdeer, ND, Bice provides transportation services to the unconventional oil and gas frac shale industry within the Bakken shale region, primarily hauling fresh water, flowback and production water, and oil for numerous energy and other customers. The flowback and production water Bice hauls is primarily disposed of utilizing five salt water injection wells we purchased from RM. In accordance with the asset purchase agreement, RM must deliver a sixth disposal well within six months after the closing date of the acquisition. On a combined basis, for its most recent fiscal year ended December 31, 2011, Bice and RM had revenues of approximately $106.0 million. The results of Bice and RM have been included in our results since the date of acquisition, and are included in our energy logistics segment.

The Bice and RM transactions were structured as asset acquisitions with aggregate consideration paid to the sellers as follows: (i) $52.2 million in cash; (ii) $21.3 million in 5-year subordinated seller notes bearing interest annually at a 5.0% fixed rate; and (iii) $7.9 million of approximately 0.7 million in unregistered restricted shares of Quality common stock. Up to an additional $19.0 million may be payable in cash one year after the closing date, contingent upon the collective businesses meeting certain future operating and financial performance criteria. Our preliminary estimate of this contingent consideration is $6.8 million. We have performed a preliminary allocation of the purchase price. Estimates of useful lives and estimated fair values of tangible and amortizable intangible assets will be finalized after we review all available data including, but not limited to, appraisals and internal assessments. The purchase price of the combined acquisitions has initially been allocated to the assets acquired according to their estimated fair values at the time of the acquisitions as follows:

(In thousands)	Bice & RM Combined
Equipment	$25,251
Non-compete agreements	400
Tradename	700
Customer-related intangibles	12,320
Contingent consideration	(6,800)
Goodwill	49,524

$81,395

The non-compete agreements will be amortized over an estimated six-year useful life on a straight-line basis. The customer-related intangible assets relate to acquired customer relationships, and will be amortized over an estimated ten-year useful life on a straight-line basis. The tradename will be amortized over an estimated two-year useful life on a straight-line basis. Goodwill has been recorded because the consideration paid exceeds the fair value of the assets acquired. The goodwill acquired in these acquisitions is tax deductible.

Unaudited Pro forma Results. Businesses acquired are included in our consolidated results from the date of each acquisition. Unaudited pro forma results displayed below only represent the Bice and RM acquisitions, as our other acquisitions in 2012 and 2011 were deemed immaterial. The following consolidated results are presented on a pro forma basis, as if the 2012 acquisition of Bice and RM had been completed as of January 1, 2011:

Unaudited pro forma consolidated results

	Three months ended September 30,			Nine months ended September 30,
	As reported 2012		Proforma 2011	Proforma 2012		Proforma 2011
Operating revenues	$222,078		$234,996	$674,763		$632,639
Net income	8,863	(1)	9,924	46,795	(2)	22,904

Income per common share–basic	$0.32		$0.42	$1.78		$1.00
Income per common share–diluted	$0.32		$0.40	$1.73		$0.94

(1)	Includes release of $4.9 million of our deferred tax valuation allowance.
(2)	Includes release of $27.7 million in the aggregate of our deferred tax valuation allowance.

Trojan Vacuum Services

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”). The purchase price was $8.7 million, paid in cash, with potential additional consideration of $1.0 million, to be paid in cash one year after the closing date, subject to Trojan achieving certain future operating and financial performance criteria. Trojan is headquartered in Pleasanton, TX and provides transportation service to the unconventional oil and gas frac shale industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers. For its fiscal year ended December 31, 2011, Trojan had revenues of approximately $13.5 million. The results of the Trojan acquisition are included in our energy logistics segment.

2011 Acquisitions

Greensville Transport Services, Inc.

On November 1, 2011, Boasso acquired all of the outstanding stock of Greensville Transport Services, Inc. “Greensville”. The purchase price was $8.6 million, paid in cash, with an additional $0.5 million to be paid in cash one year after the closing date, subject to Greensville meeting certain future operating performance criteria. An additional $0.5 million was paid in cash for a Section 338(h)(10) tax election and a working capital adjustment. Greensville is headquartered in Chesapeake, Virginia and is a leading provider of ISO tank container and depot services with access to ports in Virginia, Maryland and South Carolina. The results of the Greensville acquisition are included in our intermodal segment.

2. Variable Interest Entities

At September 30, 2012, we have a variable interest in one variable interest entity (“VIE”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contracts with the VIE, the operating structure of the VIE and our role with the VIE, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of this VIE.

This VIE is an independent affiliate that is directly engaged in the dry bulk business through the management of three trucking terminals in the North East region of the U.S. As such, this business is highly seasonal. We are involved with this VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $2.8 million at September 30, 2012. These loans are secured by a second-priority lien on certain assets of the VIE.

During the third quarter of 2012, we terminated our relationship with an independent affiliate that was considered a variable interest entity as of June 30, 2012. This independent affiliate that was directly engaged in both the chemical and energy logistics businesses through the management of eight chemical trucking terminals located throughout the U.S. and one energy terminal in the Northeast region of the U.S. Please refer to Note 15, “Subsequent Events,” for discussion of the acquisition of the business of this VIE following September 30, 2012.

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

Fair Value Measurements on a Nonrecurring Basis

The fair value of our long-term indebtedness is based on level 2 quoted market prices. As of September 30, 2012, the carrying value and fair value are as follows (in thousands):

	Carrying Value	Fair Value
9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”)	$225,000	$245,250

Our asset-based loan facility (the “ABL Facility”) is variable rate debt and approximates fair value. The fair value of bonds is estimated using various techniques, which may consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads, fundamental data relating to the issuer, and credit default swap spreads adjusted for any basis difference between cash and derivative instruments. While most bonds are classified as level 2 within the fair value hierarchy, in instances where lower relative weight is placed on transaction prices, quotations, or similar observable inputs, they are categorized in level 3.

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

4. Goodwill and Intangible Assets

Goodwill

Under the FASB guidance, goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. We evaluate goodwill for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit, our energy logistics segment and our intermodal segment. These reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30th. The methodology applied in the analysis performed at June 30, 2012 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2012, since the calculated fair values of these reporting units exceeded their respective carrying amounts. We continued to evaluate indicators of impairment quarterly in accordance with FASB guidance following our annual impairment test at June 30, 2012 through the quarter ended September 30, 2012. There were no indications that a triggering event had occurred as of September 30, 2012.

Goodwill within our intermodal and energy logistics segments and the related changes were as follows (in thousands):

	December 31, 2011	Additions	September 30, 2012
Intermodal (1)	$31,344	$66	$31,410
Energy Logistics (2)	—	70,910	70,910

Total	$31,344	$70,976	$102,320

(1)	Additions represent a purchase price adjustment for the Greensville acquisition.

(2)	Of the total additions of $70.9 million, $1.1 million relate to the Trojan acquisition, $49.5 million related to the Bice and RM acquisitions and $20.3 million related to the Dunn’s acquisition.

Intangible Assets

Intangible assets at September 30, 2012 are as follows (in thousands):

	Gross value	Additions	Accumulated amortization	Net book value	Average lives (in years)
Tradename—Intermodal	$7,400	$—	$—	$7,400	Indefinite
Tradename—Energy Logistics	—	1,100	(167)	933	2
Customer relationships	14,260	19,150	(5,516)	27,894	10-12
Non-compete agreements	3,221	1,090	(2,856)	1,455	3-6
Service agreement	—	1,120	(50)	1,070	11

	$24,881	$22,460	$(8,589)	$38,752

Of the total intangibles of approximately $38.8 million at September 30, 2012, approximately $21.6 million was allocated to our energy logistics segment, $16.9 million was allocated to our intermodal segment and approximately $0.3 million was allocated to our chemical logistics segment.

Amortization expense for the three months ended September 30, 2012 and 2011 was $1.1 million and $0.3 million, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $2.2 million and $1.0 million, respectively. Estimated future amortization expense for intangible assets is as follows (in thousands):

2012 remaining	$1,098
2013	4,186
2014	3,680
2015	3,434
2016	3,430
2017 and after	15,524

Total	$31,352

5. Income Per Share

A reconciliation of the numerators and denominators of the basic and diluted income per share computations is as follows (in thousands, except per share amounts):

	Three months ended
	September 30, 2012			September 30, 2011
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:	$8,863	27,368	$0.32	$6,187	23,372	$0.26
Effect of dilutive securities:
Stock options	—	556	—	—	606	—
Unvested restricted stock	—	156	—	—	223	—
Stock warrants	—	9	—	—	442	—

Diluted income available to common shareholders:	$8,863	28,089	$0.32	$6,187	24,643	$0.25

	Nine months ended
	September 30, 2012			September 30, 2011
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:	$44,367	26,243	$1.69	$17,955	22,942	$0.78
Effect of dilutive securities:
Stock options	—	628	—	—	642	—
Unvested restricted stock	—	172	—	—	229	—
Stock warrants	—	14	—	—	442	—

Diluted income available to common shareholders:	$44,367	27,057	$1.64	$17,955	24,255	$0.74

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock options	1,808	1,599	1,737	1,563
Unvested restricted shares	268	255	253	249

6. Stock-Based Compensation

As of September 30, 2012, we maintain one active stock-based incentive plan, the Quality Distribution, Inc. 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), under which stock options, restricted shares and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The 2012 Equity Incentive Plan became effective May 30, 2012 upon receipt of shareholder approval and expires May 30, 2022. There are 2,000,000 shares of common stock reserved for issuance under this plan. We maintain two other stock-based incentive plans under which stock options and restricted shares have been granted to employees, non-employee directors, consultants and advisors but under which no additional awards may be made after May 30, 2012.

We recognize expense for stock-based compensation based upon estimated grant date fair value. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the awards’ vesting term. Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within “Compensation” in the Consolidated Statements of Operations. None of the stock-based compensation was capitalized during the first nine months of 2012.

The fair value of options granted during the first nine months of 2012 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2012, expected stock price volatility is based on the historical volatility of our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted average assumptions:

	Nine months ended September 30,
	2012	2011
Risk free rate	0.8%	2.0%
Expected life	5 years	5 years
Volatility	77.6%	78.0%
Expected dividend	nil	nil

The following table summarizes stock options and restricted shares granted (in thousands) during the nine months ended September 30:

	2012		2011
	Options Issued	Restricted Shares Issued	Options Issued	Restricted Shares Issued
March 31st	163	153	223	83
June 30th	3	12	—	—
September 30th	45	17	—	10

The following table summarizes stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock options	$456	$467	$1,316	$1,363
Restricted shares	400	280	1,058	842

	$856	$747	$2,374	$2,205

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of September 30, 2012 (in thousands):

		Remaining years
Stock options	$2,668	2.6
Restricted shares	2,162	2.2

	$4,830

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. Stock options for 46,954 shares were exercised during the nine months ended September 30, 2012.

7. Employee Benefit Plans

We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover vested salaried participants and retirees (“CLC Plan”) and certain other vested participants and retirees under a collective bargaining agreement (“TTWU Plan”). Retirement benefits for employees covered by the CLC Plan are based on years of service and compensation levels. The monthly benefit for employees under the TTWU Plan is based on years of service multiplied by a monthly benefit factor. Pension costs are funded in accordance with the provisions of the applicable law. Both pension plans were frozen prior to January 1, 1998. There have been no new participants and no future accruals of benefits from the time the plans were frozen.

We use a December 31st measurement date for both of our plans.

The components of estimated net periodic pension cost are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$44	$44	$132	$132
Interest cost	542	605	1,626	1,815
Amortization of prior service cost	23	23	70	70
Amortization of loss	365	294	1,094	882
Expected return on plan assets	(565)	(574)	(1,696)	(1,723)

Net periodic pension cost	$409	$392	$1,226	$1,176

We contributed $3.3 million to our pension plans during the nine months ended September 30, 2012. We expect to contribute an additional $0.3 million during the remainder of 2012.

Multi-employer pension plans

At September 30, 2012, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 2.4% of our total workforce, including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

In conjunction with our prior restructuring efforts, we withdrew from three other pension plans. During the first nine months of 2011, we made aggregate payments of approximately $1.5 million to fully discharge the liabilities under those three pension plans and recorded a restructuring credit of $0.5 million in the second quarter of 2011.

We do not currently intend to withdraw from the remaining three multi-employer pension plans or take any actions that would subject us to payment of contingent obligations upon withdrawal from such plans. Based on information provided to us from the trustees of these plans, we estimate our portion of the contingent liability in the case of a full withdrawal or termination from these plans to be approximately $73.6 million, of which $68.8 million relates to the Central States Southeast and Southwest Areas Pension Plan.

These defined benefit plans cover substantially all of our union employees not covered under the TTWU Plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multi-employer plans is not readily available.

8. Restructuring

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010, which resulted in charges during 2008, 2009 and 2010 primarily related to our chemical logistics segment. At September 30, 2012, $2.3 million was accrued related to the restructuring charges which are expected to be paid through 2017.

In the nine months ended September 30, 2012, we had the following activity in our restructuring accruals (in thousands):

	Balance at December 31, 2011	Additions	Payments	Reductions	Balance at September 30, 2012
Restructuring costs	$2,782	$—	$(507)	$—	$2,275

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

•

Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, proppant sand and crude oil for the unconventional oil and gas frac shale energy markets, primarily through company-operated terminals and one independent affiliate; and

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business supporting the international movement of bulk liquids.

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

Summarized segment data and a reconciliation to income before income taxes follow (in thousands):

	Three Months Ended September 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$107,773	$35,144	$17,162	$160,079
Service revenue	17,414	3,043	11,093	31,550
Fuel surcharge	26,252	299	3,898	30,449

Total operating revenues	151,439	38,486	32,153	222,078

Segment operating income	9,718	4,041	4,257	18,016
Depreciation and amortization	2,795	2,359	885	6,039
Other expense (income)	68	302	(10)	360

Operating income	$6,855	$1,380	$3,382	$11,617

	Three Months Ended September 30, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total

Operating Revenues:
Transportation	$107,693	$18,341	$14,940	$140,974
Service revenue	16,981	306	10,851	28,138
Fuel surcharge	26,428	—	3,758	30,186

Total operating revenues	151,102	18,647	29,549	199,298

Segment operating income	12,080	1,224	5,384	18,688
Depreciation and amortization	2,518	287	795	3,600
Other income	(145)	—	(53)	(198)

Operating income	$9,707	$937	$4,642	$15,286

	Nine Months Ended September 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$321,355	$70,122	$52,327	$443,804
Service revenue	50,307	5,174	34,088	89,569
Fuel surcharge	79,944	625	12,784	93,353

Total operating revenues	451,606	75,921	99,199	626,726

Segment operating income	29,694	9,037	14,616	53,347
Depreciation and amortization	8,229	3,623	2,600	14,452
Other (income) expense	(276)	324	(52)	(4)

Operating income	$21,741	$5,090	$12,068	$38,899

	Nine Months Ended September 30, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$330,623	$20,333	$44,096	$395,052
Service revenue	50,567	383	31,568	82,518
Fuel surcharge	79,079	—	10,552	89,631

Total operating revenues	460,269	20,716	86,216	567,201

Segment operating income	37,195	1,542	14,782	53,519
Depreciation and amortization	7,750	328	2,392	10,470
Other income	(1,346)	—	(23)	(1,369)

Operating income	$30,791	$1,214	$12,413	$44,418

Geographic Segments

Our operations are located primarily in the United States, Canada and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three months ended September 30, 2012
	U. S.	International	Consolidated
Total operating revenues	$212,739	$9,339	$222,078
Operating income	9,949	1,668	11,617

	Three months ended September 30, 2011
	U. S.	International	Consolidated
Total operating revenues	$188,127	$11,171	$199,298
Operating income	13,399	1,887	15,286

	Nine months ended September 30, 2012
	U. S.	International	Consolidated
Total operating revenues	$596,787	$29,939	$626,726
Operating income	33,735	5,164	38,899

	Nine months ended September 30, 2011
	U. S.	International	Consolidated
Total operating revenues	$532,231	$34,970	$567,201
Operating income	38,602	5,816	44,418

	As of September 30, 2012
	U. S.	International	Consolidated
Long-term identifiable assets (1)	$173,696	$6,086	$179,782

	As of September 30, 2011
	U. S.	International	Consolidated
Long-term identifiable assets (1)	$111,915	$6,885	$118,800

	As of December 31, 2011
	U. S.	International	Consolidated
Long-term identifiable assets (1)	$119,879	$6,013	$125,892

(1)	Includes property and equipment.

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

For the three months ended September 30, 2012, the net change to our total gross unrecognized tax benefit was $0.1 million. The net change consisted of a release of reserves due to the lapse of a statute of limitations relating to a U.S. federal tax position and an increase related to an uncertain tax position for certain state jurisdictions. Our total gross unrecognized tax benefit at September 30, 2012 was $1.7 million. This represents the total of our unrecognized tax benefits (not including interest and penalties).

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.5 million (net of federal tax benefit) accrued for interest and $0.2 million accrued for penalties at December 31, 2011. The total amount accrued for interest and penalties at September 30, 2012 was $0.7 million.

We are subject to the income tax jurisdictions of the U.S., Canada and Mexico, as well as income tax of multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2008, to international examinations for years before 2007 and, with few exceptions, to state examinations before 2007.

The effective tax rates for the three months ended September 30, 2012 and 2011 were a tax benefit of greater than 100% and a tax provision of 7.0%, respectively. The effective tax rates for the nine months ended September 30, 2012 and 2011 were a tax benefit of greater than 100% and a tax provision of 6.5%, respectively.

During the second and third quarter of 2012, we recorded a tax benefit related to a valuation allowance release of $22.8 million and $4.9 million, respectively. These releases of the valuation allowance are a result of our consistent cumulative income position, improved operating results, and recent expansion of our energy business through acquisitions. Our assessment of the recoverability of the deferred tax assets primarily relied on the positive evidence related to our cumulative income position as of June 30, 2012. We have determined that it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our U.S. federal and state net deferred tax assets. We will continue to maintain a valuation allowance against our net deferred tax asset related to foreign tax credits. Changes in deferred tax assets and valuation allowance are reflected in the provision for income taxes line in our consolidated statements of operations.

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

13. Commitments and Contingencies

Environmental Matters

It is our policy to comply with all applicable environmental, safety and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. We have obtained independent certification that our management system is in place and functions according to professional standards and we continue to evaluate and continuously improve our Responsible Care® Management System performance. Our current activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, disposal water, proppant sand and crude oil, which in many cases are classified as hazardous materials or hazardous substances. The Energy business operates disposal wells for non-conventional oil drilling wastewater. In addition, our former tank wash business (which was sold in 2009) and the remaining limited tank wash activities involve the generation, storage, discharge and disposal of wastes that may contain hazardous substances. As such, we and others who operate in our industry are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. Under certain of these laws, we could also be subject to allegations of liability for the activities of our independent affiliates or independent owner-operators.

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

Environmental Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. As of September 30, 2012 and December 31, 2011, we had reserves in the amount of $9.3 million and $10.1 million, respectively, for all environmental matters, of which the most significant are presented (in millions) and discussed below.

	Number of Sites		Reserves (in millions)
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Multi-party sites	16	18	$2.0	$2.2
Sole party sites:
Bridgeport, New Jersey	1	1	4.6	5.3
William Dick, Pennsylvania	1	1	1.0	0.9
Other Properties	6	6	1.7	1.7

Total	24	26	$9.3	$10.1

The foregoing amounts include estimates for future expenditures over the next five years that we believe are probable and are reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the reserves are based, and the estimated high ends of the ranges do not represent our maximum theoretical liability.

Changes to the environmental reserves are reflected in our Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities – Multi-Party Sites

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 24 sites. At 16 of the 24 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 1 of the 16 sites, we will be participating in the initial study to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 2 of the 16 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated all future expenditures for these 16 multi-party environmental matters to be paid over the next five years to be in the range of $2.0 million to $3.8 million. As of September 30, 2012, we have reserved $2.0 million.

Sole Party Sites

At 8 of the 24 sites, we are the only responsible party and are in the process of conducting investigations and/or remediation projects. Five of these projects relate to operations conducted by CLC and its subsidiaries prior to our acquisition of CLC in 1998. These five sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; and (5) Charleston, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these sites is discussed in more detail below. We have estimated future expenditures over the next five years for these eight properties to be in the range of $7.3 million to $16.7 million. As of September 30, 2012, we have reserved $7.3 million.

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

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began long-term operations in July 2011 and is in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA to continue in 2012, and USEPA has requested additional monitoring through 2017. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered into a consent order with USEPA in 2010 to perform the remediation work, which will consist of in-place thermal treatment. We await verification by USEPA that our additional required site investigation work has been completed prior to the start of the engineering design effort. We have estimated aggregate expenditures for the Bridgeport location over the next five years to be in the range of $4.6 million to $8.5 million. As of September 30, 2012, we have reserved $4.6 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in 1995 to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a groundwater treatment facility with local discharge in 2007 and the treatment facility began operations in 2010. Although initial soil treatment was completed in 2007, test results indicated that soil clean-up objectives were not fully achieved. Soil piles from isolated discrete removal actions were subsequently treated on-site; we are awaiting approval from USEPA that this work is complete. Negotiations are on-going with USEPA over further limited soil remediation consisting of targeted in-situ chemical treatment that may be needed at the site. We have estimated aggregate expenditures for the William Dick location over the next five years to be in the range of $1.0 million to $3.4 million. As of September 30, 2012, we have reserved $1.0 million.

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

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at this truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. In 2012, we entered into the state’s voluntary clean-up program which will require us to perform additional sampling to close the site. Initial sampling work has commenced at the site.

ISRA New Jersey Facilities: We are obliged to conduct investigations and remediation at three current or former New Jersey tank wash and terminal sites pursuant to the state’s ISRA, which requires such remediation following the sale of facilities after 1983. Two of the sites are in the process of remedial investigation with projections set in contemplation of limited soil remediation expense for contaminated areas. We have estimated aggregate future expenditures over the next five years for Tonawanda, Scary Creek, ISRA New Jersey and Charleston to be in the range of $1.7 million to $4.8 million. As of September 30, 2012, we have reserved $1.7 million.

One site has completed the investigation phase and a final report was submitted to New Jersey Department of Environmental Protection. In accordance with the report findings and with the concurrence of the NJDEP, remedial efforts included limited soil excavation at the site, deed recordation, placement of clean fill and the designation of a Classification Exception Area for the groundwater. No further field remediation work is expected and this site has entered a long term monitoring phase.

Other Legal Matters

We are from time to time involved in litigation incidental to the conduct of our business. We believe that no such litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

14. Guarantor Subsidiaries

At and during the nine months ended September 30, 2012, there were outstanding 2018 Notes that were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

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

The 2018 Notes are also guaranteed on a second-priority senior secured basis, jointly and severally, by QDI, subsidiary guarantors, and certain of our future U.S. restricted subsidiaries. The guarantees of the subsidiary guarantors are full and unconditional subject to customary release provisions for sales of a subsidiary in compliance with other provisions of the indenture for the 2018 Notes (the “Notes Indenture”), foreclosures of a pledge of the equity interests of the subsidiary, the right to designate a subsidiary as unrestricted under the terms of the Notes Indenture, the discharge of the 2018 Notes or the defeasance of the Notes Indenture. The guarantee of QDI is full and unconditional.

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

The following condensed consolidating financial information for QDI, QD LLC, and QD Capital, which has no assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at September 30, 2012 and December 31, 2011 and condensed consolidating statements of operations for the three and nine-month periods ended September 30, 2012 and 2011, and the condensed consolidating statements of cash flows for each of the nine-month periods ended September 30, 2012 and 2011.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

The Company revised its condensed consolidating Balance Sheet for the year ended December 31, 2011 to correct the presentation of inter-company balances from net to gross amounts within current and long term assets and liabilities, respectively. The revision was made to appropriately reflect intercompany balances for QDI, QD LLC and QD Capital, the Guarantor subsidiaries and Non-Guarantor subsidiaries as of December 31, 2011. This revision, which the Company determined is not material, and had no impact on the consolidated financial statements or footnotes, except for the QDI, QD LLC and QD Capital, the Guarantor subsidiaries and Non-Guarantor subsidiaries columns of the condensed consolidating balance sheet as of December 31, 2011.

The Company further revised its condensed consolidated balance sheet for the year ended December 31, 2011 to correct the presentation of Investment in subsidiaries in the Guarantor subsidiaries column. The correction reclassifies the balance of approximately $28 million from Investment in subsidiary into non current intercompany receivable. This revision, which the Company determined is not material, had no impact on the consolidated financial statements or footnotes other than the Guarantor subsidiaries column of the condensed consolidating balance sheet as of December 31, 2011.

The Company notes that intercompany balances presented on the condensed consolidated balance sheets for the three months ended March 31, 2012 and for the six months ended June 30, 2012 had also been presented on a net basis. The Company determined that revisions to these statements to reflect the intercompany balances for QDI, QD LLC and QD Capital, the Guarantor subsidiaries and Non-Guarantor subsidiaries for the three months ended March 31, 2012 and for the six months ended June 30, 2012, from net to gross amounts within current and long term assets and liabilities, respectively would not be material, and would not have had a material impact on the consolidated financial statements or footnotes, except for the QDI, QD LLC and QD Capital, the Guarantor subsidiaries and Non-Guarantor subsidiaries columns of the condensed consolidating balance sheets as of March 31, 2012 and June 30, 2012, respectively.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations and Statements of Comprehensive Income (Loss)

Three Months Ended September 30, 2012

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$160,079	$—	$—	$160,079
Service revenue	—	—	31,447	103	—	31,550
Fuel surcharge	—	—	30,449	—	—	30,449

Total operating revenues	—	—	221,975	103	—	222,078
Operating expenses:
Purchased transportation	—	—	143,036	—	—	143,036
Compensation	—	—	22,522	—	—	22,522
Fuel, supplies and maintenance	—	—	24,085	—	—	24,085
Depreciation and amortization	—	—	6,039	—	—	6,039
Selling and administrative	—	8	8,228	22	—	8,258
Insurance costs	—	—	4,374	—	—	4,374
Taxes and licenses	—	—	807	—	—	807
Communication and utilities	—	—	980	—	—	980
Loss on disposal of property and equipment	—	—	360	—	—	360

Operating (loss) income	—	(8)	11,544	81	—	11,617
Interest expense (income), non-related party, net	—	7,232	251	(4)	—	7,479
Interest (income) expense, related party, net	—	(7,232)	7,336	(104)	—	—
Other income	—	—	(45)	(67)	—	(112)

(Loss) income before income taxes	—	(8)	4,002	256	—	4,250
(Benefit from) provision for income taxes	—	—	(4,651)	38	—	(4,613)
Equity in earnings of subsidiaries	8,863	8,871	—	—	(17,734)	—

Net income	$8,863	$8,863	$8,653	$218	$(17,734)	$8,863

Total other comprehensive income (loss), net of tax	317	317	388	(71)	(634)	317

Comprehensive income	$9,180	$9,180	$9,041	$147	$(18,368)	$9,180

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations and Statements of Comprehensive Income

Three Months Ended September 30, 2011

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$140,974	$—	$—	$140,974
Service revenue	—	—	28,010	128	—	28,138
Fuel surcharge	—	—	30,186	—	—	30,186

Total operating revenues	—	—	199,170	128	—	199,298
Operating expenses:
Purchased transportation	—	—	142,023	—	—	142,023
Compensation	—	—	15,014	—	—	15,014
Fuel, supplies and maintenance	—	—	13,114	—	—	13,114
Depreciation and amortization	—	—	3,600	—	—	3,600
Selling and administrative	—	67	5,821	22	—	5,910
Insurance costs	—	—	3,311	5	—	3,316
Taxes and licenses	—	—	638	—	—	638
Communication and utilities	—	—	595	—	—	595
Gain on disposal of property and equipment	—	—	(198)	—	—	(198)

Operating (loss) income	—	(67)	15,252	101	—	15,286
Interest expense (income), non-related party, net	—	6,801	181	(3)	—	6,979
Interest (income) expense, related party, net	—	(6,797)	6,903	(106)	—	—
Write-off of debt issuance costs	—	1,395	—	—	—	1,395
Other expense	—	—	173	84	—	257

(Loss) income before income taxes	—	(1,466)	7,995	126	—	6,655
Provision for income taxes	—	—	432	36	—	468
Equity in earnings of subsidiaries	6,187	7,653	—	—	(13,840)	—

Net income	$6,187	$6,187	$7,563	$90	$(13,840)	$6,187

Total other comprehensive income , net of tax	411	411	318	93	(822)	411

Comprehensive income	$6,598	$6,598	$7,881	$183	$(14,662)	$6,598

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations and Statements of Comprehensive Income (Loss)

Nine Months Ended September 30, 2012

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$443,804	$—	$—	$443,804
Service revenue	—	—	89,264	305	—	89,569
Fuel surcharge	—	—	93,353	—	—	93,353

Total operating revenues	—	—	626,421	305	—	626,726
Operating expenses:
Purchased transportation	—	—	417,222	—	—	417,222
Compensation	—	—	57,669	—	—	57,669
Fuel, supplies and maintenance	—	—	56,996	—	—	56,996
Depreciation and amortization	—	—	14,452	—	—	14,452
Selling and administrative	—	25	24,782	50	—	24,857
Insurance costs	—	—	11,732	—	—	11,732
Taxes and licenses	—	—	2,179	—	—	2,179
Communication and utilities	—	—	2,724	—	—	2,724
Gain on disposal of property and equipment	—	—	(4)	—	—	(4)

Operating (loss) income	—	(25)	38,669	255	—	38,899
Interest expense (income), non-related party, net	—	20,959	491	(10)	—	21,440
Interest (income) expense, related party, net	—	(20,959)	21,271	(312)	—	—
Other (income) expense	—	—	(218)	(58)	—	(276)

(Loss) income before income taxes	—	(25)	17,125	635	—	17,735
(Benefit from) provision for income taxes	—	—	(26,741)	109	—	(26,632)
Equity in earnings of subsidiaries	44,367	44,392	—	—	(88,759)	—

Net income	$44,367	$44,367	$43,866	$526	$(88,759)	$44,367

Total other comprehensive income (loss), net of tax	1,099	1,099	1,164	(65)	(2,198)	1,099

Comprehensive income	$45,466	$45,466	$45,030	$461	$(90,957)	$45,466

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations and Statements of Comprehensive Income

Nine Months Ended September 30, 2011

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$395,052	$—	$—	$395,052
Service revenue	—	—	82,124	394	—	82,518
Fuel surcharge	—	—	89,631	—	—	89,631

Total operating revenues	—	—	566,807	394	—	567,201
Operating expenses:
Purchased transportation	—	—	400,437	—	—	400,437
Compensation	—	—	45,412	—	—	45,412
Fuel, supplies and maintenance	—	—	36,556	—	—	36,556
Depreciation and amortization	—	—	10,470	—	—	10,470
Selling and administrative	—	120	15,765	60		15,945
Insurance costs	—	—	11,525	16	—	11,541
Taxes and licenses	—	—	1,737	—	—	1,737
Communication and utilities	—	—	2,054	—	—	2,054
Gain on disposal of property and equipment	—	—	(848)	—	—	(848)
Restructuring credit	—	—	(521)	—	—	(521)

Operating (loss) income	—	(120)	44,220	318	—	44,418
Interest (income) expense, non-related party, net	(15)	21,078	727	(6)	—	21,784
Interest (income) expense, related party, net	—	(21,074)	21,384	(310)	—	—
Write-off of debt issuance costs	—	3,181	—	—	—	3,181
Other expense	—	2	205	43	—	250

Income (loss) before income taxes	15	(3,307)	21,904	591	—	19,203
Provision for (benefit from) income taxes	—	—	1,361	(113)	—	1,248
Equity in earnings of subsidiaries	17,940	21,247	—	—	(39,187)	—

Net income	$17,955	$17,940	$20,543	$704	$(39,187)	$17,955

Total other comprehensive income, net of tax	1,004	1,004	954	50	(2,008)	1,004

Comprehensive income	$18,959	$18,944	$21,497	$754	$(41,195)	$18,959

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

September 30, 2012

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2,352	$576	$—	$2,928
Accounts receivable, net	—	—	124,995	85	—	125,080
Prepaid expenses	—	(6)	13,811	—	—	13,805
Deferred tax asset	—	—	8,738	—	—	8,738
Intercompany	—	117,265	357,168	2,416	(476,849)	—
Other	44	—	10,345	(9)	—	10,380

Total current assets	44	117,259	517,409	3,068	(476,849)	160,931
Property and equipment, net	—	—	179,782	—	—	179,782
Goodwill	—	—	102,320	—	—	102,320
Intangibles, net	—	—	38,752	—	—	38,752
Non-current deferred tax asset	1,007	—	17,675	—	—	18,682
Investment in subsidiaries	(93,884)	427,248	—	—	(333,364)	—
Intercompany	150,636	100,238	369,381	9,056	(629,311)	—
Other assets	—	9,930	2,654	—	—	12,584

Total assets	$57,803	$654,675	$1,227,973	$12,124	$(1,439,524)	$513,051

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$—	$4,264	$—	$—	$4,264
Current maturities of capital lease obligations	—	—	4,507	—	—	4,507
Accounts payable	—	—	13,310	(9)	—	13,301
Intercompany	77,547	—	395,053	4,249	(476,849)	—
Independent affiliates and independent owner-operators payable	—	—	18,601	—	—	18,601
Accrued expenses	—	9,797	36,904	9	—	46,710
Environmental liabilities	—	—	4,740	—	—	4,740
Accrued loss and damage claims	—	—	6,806	—	—	6,806

Total current liabilities	77,547	9,797	484,185	4,249	(476,849)	98,929
Long-term indebtedness, less current maturities	—	369,381	24,340	—	—	393,721
Capital lease obligations, less current maturities	—	—	2,629	—	—	2,629
Environmental liabilities	—	—	4,513	—	—	4,513
Accrued loss and damage claims	—	—	8,977	—	—	8,977
Intercompany	—	369,381	259,930	—	(629,311)	—
Other non-current liabilities	—	—	23,982	44	—	24,026

Total liabilities	77,547	748,559	808,556	4,293	(1,106,160)	532,795

Shareholders’ (deficit) equity:
Common stock	436,222	354,963	399,323	4,833	(759,119)	436,222
Treasury stock	(1,944)	—	—	—	—	(1,944)
Accumulated (deficit) retained earnings	(234,176)	(229,473)	48,804	4,153	176,516	(234,176)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(30,282)	(29,810)	(28,710)	(1,100)	59,620	(30,282)
Stock purchase warrants	25	25	—	—	(25)	25

Total shareholders’ (deficit) equity	(19,744)	(93,884)	419,417	7,831	(333,364)	(19,744)

Total liabilities and shareholders’ (deficit) equity	$57,803	$654,675	$1,227,973	$12,124	$(1,439,524)	$513,051

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2011

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$3,540	$513	$—	$4,053
Accounts receivable, net	—	—	90,509	58	—	90,567
Prepaid expenses	—	31	7,818	—	—	7,849
Intercompany	—	122,294	147,251	2,440	(271,985)	—
Deferred tax asset	—	—	4,048	—	—	4,048
Other	307	—	3,551	—	—	3,858

Total current assets	307	122,325	256,717	3,011	(271,985)	110,375
Property and equipment, net	—	—	125,892	—	—	125,892
Goodwill	—	—	31,344	—	—	31,344
Intangibles, net	—	—	18,471	—	—	18,471
Investment in subsidiaries	(138,028)	382,191	—	—	(244,163)	—
Intercompany	66,198	—	316,983	8,383	(391,564)	—
Other assets	—	10,655	5,658	—	—	16,313

Total assets	$(71,523)	$515,171	$755,065	$11,394	$(907,712)	$302,395

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$—	$4,139	$—	$—	$4,139
Current maturities of capital lease obligations	—	—	5,261	—	—	5,261
Accounts payable	—	—	7,579	(8)	—	7,571
Intercompany	35,328	—	232,720	3,937	(271,985)	—
Independent affiliates and independent owner-operators payable	—	—	9,795	—	—	9,795
Accrued expenses	341	4,184	20,751	51	—	25,327
Environmental liabilities	—	—	3,878	—	—	3,878
Accrued loss and damage claims	—	—	8,614	—	—	8,614

Total current liabilities	35,669	4,184	292,737	3,980	(271,985)	64,585
Long-term indebtedness, less current maturities	—	289,019	4,804	—	—	293,823
Capital lease obligations, less current maturities	—	—	3,840	—	—	3,840
Environmental liabilities	—	—	6,222	—	—	6,222
Accrued loss and damage claims	—	—	9,768	—	—	9,768
Intercompany	—	359,996	31,568	—	(391,564)	—
Other non-current liabilities	(1,007)	—	31,306	43	—	30,342

Total liabilities	34,662	653,199	380,245	4,023	(663,549)	408,580

Shareholders’ (deficit) equity:
Common stock	393,859	354,963	399,757	4,833	(759,553)	393,859
Treasury stock	(1,878)	—	—	—	—	(1,878)
Accumulated (deficit) retained earnings	(278,543)	(273,840)	4,938	3,627	265,275	(278,543)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(31,381)	(30,909)	(29,875)	(1,034)	61,818	(31,381)
Stock purchase warrants	1,347	1,347	—	—	(1,347)	1,347

Total shareholders’ (deficit) equity	(106,185)	(138,028)	374,820	7,371	(244,163)	(106,185)

Total liabilities and shareholders’ (deficit) equity	$(71,523)	$515,171	$755,065	$11,394	$(907,712)	$302,395

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2012

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$44,367	$44,367	$43,866	$526	$(88,759)	$44,367
Adjustments for non-cash charges	(41,993)	(63,618)	8,440	(312)	88,759	(8,724)
Net changes in assets and liabilities	(77)	6,375	(33,083)	(289)	—	(27,074)
Intercompany activity	(2,297)	12,876	(10,717)	138	—	—

Net cash provided by operating activities	—	—	8,506	63	—	8,569

Cash flows from investing activities:
Capital expenditures	—	—	(27,423)	—	—	(27,423)
Greensville purchase price adjustment	—	—	(66)	—	—	(66)
Acquisition of Trojan	—	—	(8,657)	—	—	(8,657)
Acquisition of Bice & RM	—	—	(52,176)	—	—	(52,176)
Acquisition of Dunn’s	—	—	(34,321)	—	—	(34,321)
Proceeds from sales of property and equipment	—	—	7,453	—	—	7,453

Net cash used in investing activities	—	—	(115,190)	—	—	(115,190)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(6,335)	—	—	(6,335)
Proceeds from revolver	—	179,400	—	—	—	179,400
Payments on revolver	—	(99,200)	—	—	—	(99,200)
Deferred financing costs	—	(846)	—	—	—	(846)
Proceeds from equity offering, net of transaction costs	30,493	—	—	—	—	30,493
Proceeds from exercise of stock options	254	—	—	—	—	254
Other	—	—	1,730	—	—	1,730
Intercompany activity	(30,747)	(79,354)	110,101	—	—	—

Net cash provided by financing activities	—	—	105,496	—	—	105,496

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—	—

Net increase in cash and cash equivalents	—	—	(1,188)	63	—	(1,125)
Cash and cash equivalents, beginning of period	—	—	3,540	513	—	4,053

Cash and cash equivalents, end of period	$—	$—	$2,352	$576	$—	$2,928

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2011

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$17,955	$17,940	$20,543	$704	$(39,187)	$17,955
Adjustments for non-cash charges	(15,735)	(37,073)	30,735	(310)	39,187	16,804
Net changes in assets and liabilities	(141)	4,539	(14,886)	963	—	(9,525)
Intercompany activity	(2,079)	14,594	(11,004)	(1,511)	—	—

Net cash provided by (used in) operating activities	—	—	25,388	(154)	—	25,234

Cash flows from investing activities:
Capital expenditures	—	—	(20,687)	—	—	(20,687)
Proceeds from sales of property and equipment	—	—	7,292	—	—	7,292

Net cash used in investing activities	—	—	(13,395)	—	—	(13,395)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	(33,378)	(7,097)	—	—	(40,475)
Proceeds from revolver	—	138,657	—	—	—	138,657
Payments on revolver	—	(123,657)	—	—	—	(123,657)
Deferred financing costs	—	(3,968)	—	—	—	(3,968)
Redemption of noncontrolling interest	—	—	(1,833)	—	—	(1,833)
Proceeds from equity offering, net of transaction costs	17,580	—	—	—	—	17,580
Proceeds from exercise of stock options	1,758	—	—	—	—	1,758
Other	—	—	1,492	—	—	1,492
Intercompany activity	(19,338)	22,346	(3,008)	—	—	—

Net cash used in financing activities	—	—	(10,446)	—	—	(10,446)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	—	1

Net increase (decrease) in cash and cash equivalents	—	—	1,548	(154)	—	1,394
Cash and cash equivalents, beginning of period	—	—	1,174	579	—	1,753

Cash and cash equivalents, end of period	$—	$—	$2,722	$425	$—	$3,147

15. SUBSEQUENT EVENTS

October 2012 Affiliate Acquisition

On October 17, 2012, we acquired the business and operating assets of an independent affiliate, previously considered as a VIE, for a purchase price of $17.1 million, paid in cash at closing. Concurrently with this transaction, as a result of principal and interest payments received, we have a notes receivable remaining of $4.6 million, all of which is secured by a combination of (1) a pledge of equity interests in a related party of the independent affiliate and (2) interests in certain real estate owned by a related party of the independent affiliate. Please refer to Note 2, “Variable Interest Entities,” for additional discussion of our previous relationship with this independent affiliate.

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America and are also the largest provider of intermodal ISO tank container and depot services in North America. In 2011, we began providing logistics services to the unconventional oil and gas frac shale energy markets. We operate an asset-light business model and service customers across North America through our network of 92 terminals servicing the chemical markets, 9 ISO tank depot services terminals (intermodal) and 10 terminals servicing the energy markets.

Chemical Logistics

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals and bulk dry and liquid food-grade products. Through our 100% owned subsidiary, QCI, we coordinate the transport of a broad range of chemical products and provide our customers with logistics and other value-added services. Through our North American network, we are a core carrier for many of the major companies engaged in chemical processing. We believe the diversity of our customer base, geography and end-markets provide a competitive advantage.

Energy Logistics

Our energy logistics business is operated through our 100% owned subsidiary, QCER, and began in the second quarter of 2011, hauling fresh and disposal water for the unconventional oil and gas frac shale energy market and expanded in the fourth quarter of 2011 to include proppant sand and oil. During 2012, we have expanded our energy logistics business through four acquisitions. As of September 30, 2012, we operate in 5 different shale regions in North America, four of which drill for both oil and natural gas. Our strategy to target oil rich shales helps to diversify our customer offerings and lessen the impact of swings in any one commodity. We are also diversified geographically, which can help us optimize equipment utilization.

Intermodal

Our 100% owned subsidiary, Boasso, provides intermodal ISO tank container transportation and depot services, through terminals located in the eastern half of the United States. In addition to intermodal tank transportation services, Boasso provides tank cleaning, heating, testing, maintenance and storage services to customers. Boasso provides local and over-the-road trucking primarily within the proximity of the port cities where its depots are located. Chemical manufacturers have sought to efficiently transport their products by utilizing ISO tank containers, and we believe the resulting demand for distributors that can offer a broad range of services within the supply chain will drive future growth in this sector. We believe that our intermodal business will benefit from these trends because of its market leadership, experience and track record.

Our Industry

Chemical Logistics

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We estimate, based on industry sources, that the highly fragmented North American for-hire segment of the bulk tank transport market generated revenues of approximately $6.4 billion in 2011. We specifically operate in the for-hire chemical and food grade bulk transport market (which we estimated at $4.4 billion in 2011). We believe we have the leading market share (estimated at 15% in 2011) in this sector based on revenues. We believe managing a larger carrier network facilitates customer service and lane density, and provides a more favorable operating cost structure for us and our independent affiliates. As such, we believe we are well-positioned to expand our business.

The chemical bulk tank truck industry growth is generally dependent on volume growth in the industrial chemical industry, the rate at which chemical companies outsource their transportation needs, the overall capacity of the rail system, and, in particular, the extent to which chemical companies make use of the rail system for their bulk chemical transportation needs.

This industry is characterized by high barriers to entry such as the time and cost required to develop the operational infrastructure necessary to handle sensitive chemical cargo, the financial and managerial resources required to recruit and train drivers, substantial and increasingly more stringent industry regulatory requirements, strong customer relationships and the significant capital investments required to build a fleet of equipment and establish a network of terminals and independent affiliates.

Energy Logistics

In 2010, we initiated a growth strategy targeting logistics and trucking services to the unconventional oil and gas frac shale energy market. We believe this logistics and trucking market for energy was approximately $5.0 to $7.0 billion in 2011. We currently serve numerous customers and operate approximately 1,000 units (tractors, trailers and combo equipment) of energy equipment in this market. Following our August 2012 acquisition, we provide transportation and, in some cases, disposal well services within the Bakken, Eagle Ford, Permian, Marcellus, Woodford, Utica and Mississippian Limestone shale regions. We believe the energy logistics market has significant revenue potential.

Intermodal

The intermodal ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products. The proliferation of global import/export of bulk liquid chemicals has driven the movement of basic manufacturing out of the United States and has resulted in an increase in chemical plant infrastructure to service these off-shore industries. Driven by this globalization, the intermodal ISO tank container market is a growing sector of the overall liquid bulk chemical transportation sector. Demand for intermodal ISO tank containers is impacted by the aggregate volume of imports and exports of chemicals through United States ports. Economic conditions and differences among the laws and currencies of foreign nations may also impact the volume of shipments. We operate in the North American intermodal ISO tank container transportation and depot services market, which we believe was approximately a $250.0 million market in 2011.

Our Business

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

Beginning in the second quarter of fiscal 2011, transportation revenue includes revenue earned from our energy logistics business. This revenue is principally a function of the volume of shipments and price per hour of service. Volume of shipments can be influenced significantly by fluctuations in the price of natural gas and oil, which in turn influences frac shale drilling activity levels. Similar to the shipment of bulk chemicals, we expect revenues to generally be lower during the winter months, as drilling within certain shales that we service may be adversely affected by the severity of weather in various sections of the country. Boasso’s revenues are impacted by United States chemical import/export volume, in particular the number and volume of shipments through ports at which Boasso has terminals, as well as their market share.

Our Networks

Our businesses have networks that consist of terminals owned or operated by independent affiliates and terminals owned or operated by us and a driver pool consisting of independent owner-operator drivers, affiliate-employed drivers and company-employed drivers. Independent affiliates are independent companies with which we contract to operate trucking terminals and provide transportation services exclusively on our behalf in defined markets. The independent affiliates generally provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Due to several factors, including our ownership of the customer contracts and relationships, the presence of non-compete agreements with the independent affiliates, and, in some cases, our ownership of the trailers utilized in the contracted business, our relationships with the independent affiliates tend to be long-term in nature, with minimal voluntary turnover. Independent owner-operators are generally individual drivers who own or lease their tractors and agree to provide transportation services to us under contract.

We believe our use of independent affiliates and independent owner-operators provides us with the following benefits:

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

At present, our businesses rely upon independent affiliates and independent owner-operators to varying degrees. Our chemical logistics business operates primarily through independent affiliate terminals located throughout the continental United States and independent owner-operator drivers. Our intermodal business relies primarily on company terminals located near ports in the eastern half of the United States and independent owner-operator drivers. Our energy logistics business currently relies primarily upon company terminals, which will affect the overall mix of our asset-light business, located near shale regions that have historically experienced frac shale drilling for natural gas and oil and independent owner-operator drivers; however, it also operates through independent affiliate terminals in certain shale regions.

The following table shows the approximate number of terminals, drivers, tractors, trailers and energy market equipment that we managed (including affiliates and independent owner-operators) as of September 30:

	2012	2011
Terminals	111	105
Drivers (1)	3,223	2,779
Tractors	2,941	2,922
Trailers	5,248	5,342
Energy market equipment (2)	1,360	114

(1)	Includes approximately 600 and 160 drivers for the energy logistics business as of September 30, 2012 and 2011, respectively.
(2)	Includes tractors, trailers and combo equipment.

Our network terminals and facilities consisted of the following as of September 30:

	2012 Terminals	2011 Terminals
Chemical logistics independent affiliate trucking terminals	83	91
Chemical logistics company-operated trucking terminals	9	5
Energy logistics independent affiliate energy terminals	2	1
Energy logistics company-operated energy terminals	8	—
Intermodal container services terminals/depots	9	8

Total	111	105

Recent Significant Transactions

October 2012 Acquisition of an Independent Affiliate

Due to financial and operational difficulties encountered by one of our independent affiliates, we terminated our business relationship with this independent affiliate during the third quarter of 2012. On October 17, 2012, we acquired the business, certain operating assets and certain liabilities of this independent affiliate for a purchase price of $17.1 million, paid in cash at closing. This independent affiliate operated eight terminals within the chemical logistics segment and one terminal within the energy logistics segment. Four chemical logistics terminals were transitioned to other independent affiliates, with the remaining terminals transitioned to company operations. During this transition, operating results for the third quarter of 2012 were adversely impacted by $3.0 million of greater than expected operating costs and reduced profitability. Despite the costs involved in the transition, we were able to provide a smooth transition of the servicing of those customers back to us and to other independent affiliates.

September 2012 ABL Facility Amendment

On September 27, 2012, we entered into an amendment to our ABL Facility. The amendment has increased our maximum borrowing capacity under the facility from $250.0 million to $350.0 million. The maturity, interest rate and other material terms and conditions under the ABL Facility remain the same.

August 2012 Asset Acquisition – Dunn’s Tank Service and Nassau Disposal, Inc.

On August 1, 2012, we acquired the operating assets of Dunn’s Tank Service, Inc. and the operating assets and rights of Nassau Disposal, Inc., collectively (“Dunn’s”), for an aggregate purchase price of $34.3 million paid in cash. An additional $3.6 million in cash consideration may be payable if certain future operating and financial performance criteria are satisfied. Dunn’s is headquartered in Velma, Oklahoma and provides transportation services to the unconventional oil and gas industry within the Woodford and Utica shale regions, primarily hauling flowback and production water for various energy customers. For its fiscal year ended December 31, 2011, Dunn’s had revenues of approximately $17.5 million. Pro forma information for the acquisition has not been presented as the acquisition was deemed immaterial. The results of the Dunn’s acquisition are included in our energy logistics segment from the date of acquisition.

June 2012 Asset Acquisitions – Wylie Bice Trucking, LLC and RM Resources, LLC

On June 1, 2012, we acquired certain operating assets of Bice and the operating assets and rights of RM for an aggregate purchase price of $81.4 million, plus potential additional consideration of $19.0 million, to be paid in cash, subject to Bice and RM achieving certain future operating and financial performance criteria. Headquartered in Killdeer, ND, Bice provides transportation services to the unconventional oil and gas frac shale industry within the Bakken shale region, primarily hauling fresh water, flowback and production water, and oil for numerous energy and other customers. The flowback and production water Bice hauls is primarily disposed of utilizing five existing salt water injection wells we purchased from RM. In accordance with the asset purchase agreement, RM must deliver a sixth disposal well within six months after the closing date of the acquisition. On a combined basis for its most recent fiscal year ended December 31, 2011, Bice and RM had revenues of approximately $106.0 million. Unaudited pro forma consolidated results for these acquisitions are presented in Note 1of Notes to Consolidated Financial Statements included in Item 1 of this report. The results of the Bice and RM acquisitions are included in our energy logistics segment from the date of acquisition.

April 2012 Asset Acquisition – Trojan Vacuum Services

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”). The purchase price was $8.7 million, paid in cash, with potential additional consideration of $1.0 million, to be paid in cash, subject to Trojan achieving certain future operating and financial performance criteria. Trojan is headquartered in Pleasanton, TX and provides transportation service to the unconventional oil and gas industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers. For the fiscal year ended December 31, 2011, Trojan had revenues of approximately $13.5 million. Pro forma information for the acquisition has not been presented as the acquisition was deemed immaterial. The results of the Trojan acquisition are included in our energy logistics segment from the date of acquisition.

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

November 2011 Intermodal Acquisition – Greensville Transport Services

On November 1, 2011, Boasso acquired all of the outstanding stock of Greensville Transport Company (“Greensville”). The purchase price was $8.6 million, paid in cash, with an additional $0.5 million to be paid in cash, subject to Greensville meeting certain future operating performance criteria. An additional $0.5 million was paid in cash for a Section 338(h)(10) tax election and a working capital adjustment. Greensville is headquartered in Chesapeake, Virginia and is a leading provider of ISO tank container and depot services with access to ports in Virginia, Maryland and South Carolina. Pro forma information for the acquisition has not been presented as the acquisition was deemed immaterial. The results of the Greensville acquisition are included in our intermodal segment from the date of acquisition.

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

February 2011 Common Stock Offering

On February 9, 2011, we sold 2.0 million shares of our common stock in an underwritten public offering, at a gross price of $9.50 per share, and received net proceeds, after underwriting fees and expenses, of approximately $17.6 million. Certain affiliates of Apollo Management, L.P. also sold 2.6 million shares in the offering. Pursuant to the offering, we used our net cash proceeds to redeem $17.5 million of our 11.75% Senior Subordinated PIK Notes due 2013 (“2013 PIK Notes”) at par, plus accrued and unpaid interest on March 11, 2011.

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

In the first step, we determine the fair value for each reporting unit using a combination of two valuation approaches: the market approach and the income approach. The market approach uses a guideline company methodology which is based upon a comparison of each reporting unit to similar publicly-traded companies within our industry. We derive a market value of invested capital or business enterprise value for each comparable company by multiplying the price per share of common stock of the publicly traded companies by their total common shares outstanding and adding each company’s current level of debt. We calculate a business enterprise multiple based on revenue and earnings from each company, then apply those multiples to each reporting unit’s revenue and earnings to conclude a reporting unit business enterprise value. Assumptions regarding the selection of comparable companies are made based on, among other factors, capital structure, operating environment and industry. As the comparable companies were typically larger and more diversified than our reporting units, multiples were adjusted prior to application to our reporting units’ revenues and earnings to reflect differences in margins, long-term growth prospects and market capitalization.

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

During the second and third quarter of 2012, we recorded a tax benefit related to a valuation allowance release of $22.8 million and $4.9 million, respectively. These releases of the valuation allowance are a result of our consistent cumulative income position, improved operating results, and recent expansion of our energy business through acquisition. Our assessment of the recoverability of the deferred tax assets primarily relied on the positive evidence related to our cumulative income position as of June 30, 2012. We have determined that it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our U.S. federal and state net deferred tax assets. We will continue to maintain a valuation allowance against our net deferred tax asset related to foreign tax credits. Changes in deferred tax assets and valuation allowance are reflected in the provision for income taxes line in our consolidated statements of operations.

At December 31, 2011, we had an estimated $77.0 million in federal net operating loss carryforwards, $3.0 million of unrecognized federal operating loss carryforwards related to excess stock compensation deductions and uncertain tax position deductions, $2.4 million in alternative minimum tax credit carryforwards and $4.8 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2030, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits will expire in years 2014 through 2022.

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

Accrued loss and damage claims—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles up to $2.0 million per incident for bodily injury and property damage and up to $1.0 million for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under various policies. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of September 30, 2012, we had $20.0 million in an outstanding letter of credit to our insurance company to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance company may draw down the letter of credit. In developing liability reserves, we rely on insurance company estimates, the judgment of our own licensed claims adjusters, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Stock compensation plans—Stock compensation is determined by the assumptions required under the FASB guidance. The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time on a straight-line basis over the vesting period of the grants. Stock unit awards are measured at market value on the date of grant and related compensation expense is recognized over time on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $0.9 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively. Stock-based compensation expense related to stock options and restricted stock was $2.4 million and $2.2 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was approximately $4.8 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost generally varies from two to four years. For further discussion on stock-based compensation, see Note 6 of Notes to Consolidated Financial Statements.

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

Restructuring —We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010 which resulted in charges during 2008, 2009 and 2010, primarily related to our chemical logistics segment. As of September 30, 2012, approximately $2.3 million was accrued related to the restructuring charges, which are expected to be paid through 2017.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, “Summary of Significant Accounting Policies—New Accounting Pronouncements” for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

Results of Operations

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Transportation	72.1%	70.7%	70.8%	69.6%
Service revenue	14.2	14.2	14.3	14.6
Fuel surcharge	13.7	15.1	14.9	15.8

Total operating revenues	100.0	100.0	100.0	100.0
OPERATING EXPENSES:
Purchased transportation	64.4	71.3	66.6	70.6
Compensation	10.1	7.5	9.2	8.0
Fuel, supplies and maintenance	10.8	6.6	9.1	6.4
Depreciation and amortization	2.7	1.8	2.3	1.8
Selling and administrative	3.7	3.0	4.0	2.8
Insurance costs	2.0	1.7	1.9	2.0
Taxes and licenses	0.4	0.3	0.3	0.3
Communication and utilities	0.4	0.3	0.4	0.4
Loss (gain) on disposal of property and equipment	0.2	(0.1)	0.0	(0.1)
Restructuring credit	0.0	0.0	0.0	(0.1)

Total operating expenses	94.7	92.4	93.8	92.1

Operating income	5.3	7.6	6.2	7.9

Interest expense	3.5	3.6	3.5	3.9
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Write-off of debt issuance costs	0.0	0.7	0.0	0.6
Other (income) expense	(0.1)	0.1	0.0	0.0

Income before income taxes	2.0	3.3	2.8	3.5
(Benefit from) provision for income taxes	(2.1)	0.2	(4.2)	0.2

Net income	4.1%	3.1%	7.0%	3.3%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Comparability for the three months ended September 30, 2012 to the three months ended September 30, 2011 is affected by recent acquisitions consummated in 2011 and 2012. In November 2011, we acquired all of the outstanding stock of Greensville which is included in our intermodal segment. In April 2012, we acquired certain operating assets of Trojan, in June 2012, we acquired certain operating assets and rights of Bice and RM, and in August 2012, we certain acquired operating assets of Dunn’s. Trojan, Bice, RM and Dunn’s are collectively referred to as the “2012 Energy Acquisitions” and are included in our energy logistics segment.

For the quarter ended September 30, 2012, total revenues were $222.1 million, an increase of $22.8 million, or 11.4%, from revenues of $199.3 million for the same period in 2011. Transportation revenue increased $19.1 million, or 13.6%, primarily due to an increase in energy logistics revenue of $16.8 million of which $24.8 million related to the 2012 Energy Acquisitions partially offset by lower revenue of $8.0 million in the Marcellus shale region due to decreased volumes primarily driven by lower natural gas prices. We had an increase of $2.2 million related to our intermodal business and our chemical logistics revenue was flat versus prior period.

Service revenue increased $3.4 million, or 12.1%, due to a $2.7 million increase in our energy logistics business, all of which was due to the 2012 Energy Acquisitions, higher chemical logistics revenue of $0.4 million and higher intermodal depot services revenue of $0.3 million primarily related to the acquisition of Greensville.

Fuel surcharge revenue increased $0.3 million, or 0.9%, primarily due to an increase in our intermodal business and a slight increase in fuel prices. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers. These programs typically involve a specified computation based on the changes in fuel prices. As a result, most of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased $1.0 million, or 0.7%, due to an increase of $3.2 million in costs related to servicing the energy logistics market of which $12.0 million was due to the 2012 Energy Acquisitions offset by a decrease of $8.8 million in costs related to servicing the Marcellus shale region. Purchased transportation also increased $1.2 million in costs related to our intermodal business offset by a decrease of $3.4 million in costs related to servicing the chemical logistics market. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 75.1% for the current quarter versus 83.0% for the same period in 2011. Our independent affiliates generated 89.2% of our chemical logistics revenue and fuel surcharge revenue for the three months ended September 30, 2012 compared to 93.1% for the comparable prior-year period. This decrease resulted from the conversion of four independent affiliate trucking terminals to company-operated terminals. During the 2012 and 2011 periods, we paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue.

During the quarter ended September 30, 2012, hauling for the energy market was performed by company-operated terminals, independent affiliates and independent third-party carriers. For the quarter ended September 30, 2012, company-operated terminals generated approximately 88% of the energy revenue and independent affiliates and third-party carriers generated approximately 12%. We typically pay these independent contractors between 72% and 95% of transportation revenue depending on their type of association with the Company.

Compensation expense increased $7.5 million, or 50.0%, due to an increase of $5.3 million in our energy logistics business of which $4.1 million was due to the 2012 Energy Acquisitions and an increase in our intermodal business of $1.2 million, of which $0.6 million related to the acquisition of Greensville. Compensation expense in our chemical logistics business increased $1.0 million due to the increase in company terminals.

Fuel, supplies and maintenance increased $11.0 million, or 83.7%, due to an increase of $7.0 million related to our energy logistics business of which $6.5 million was due to the 2012 Energy Acquisitions. We had an increase of $2.8 million related to our chemical logistics business, resulting primarily from an increase in equipment rent expense of $1.4 million, an increase in fuel costs of $1.2 million, and higher repairs and maintenance expense of $0.2 million, primarily at our company-owned terminals. In addition, we had an increase of $1.1 million related to our intermodal business due to an increase in fuel costs of $0.5 million, an increase in equipment rent of $0.3 million and an increase in repairs and maintenance expense of $0.3 million.

Depreciation and amortization expense increased $2.4 million, or 67.8%, primarily due to an increase in depreciation for new energy market equipment and an increase in amortization expense for acquired intangible assets. We expect our depreciation and amortization expense to be higher for the remainder of 2012.

Selling and administrative expenses increased $2.3 million, or 39.7%, primarily due to an increase in our chemical logistics business of $1.2 million which includes the incurrence of $0.4 million of acquisition-related costs, an increase of $0.4 million in other professional fees and other terminal costs of $0.4 million. In addition, our energy logistics business had increased costs of $1.0 million primarily related to the 2012 Energy Acquisitions and our intermodal business remained consistent with the prior period.

Insurance costs increased $1.1 million, or 31.9%, due to an increase in volume in our energy logistics business and additional premiums related to the 2012 Energy Acquisitions. As a percentage of revenue, insurance expense remained at the low end of the Company’s target of 2% to 3% of total revenue.

We recognized a loss on disposal of revenue equipment of $0.4 million for the quarter ended September 30, 2012, compared to a gain of $0.2 million for the prior-year period.

For the quarter ended September 30, 2012, operating income was $11.6 million, a decrease of $3.7 million, or 24.0%, compared to operating income of $15.3 million for the same period in 2011. The operating margin for the quarter ended September 30, 2012 was 5.3% compared to 7.6% for the same period in 2011 as a result of the above-mentioned items. Operating income was negatively impacted by $3.0 million of operating costs and reduced profitability related to the transition of operations from an independent affiliate during the third quarter of 2012.

Interest expense increased $0.6 million, or 8.1% in the quarter ended September 30, 2012, primarily due to an increase in our weighted average ABL Facility borrowings which was primarily used to fund the 2012 Energy Acquisitions. We expect our interest expense for the remainder of 2012 to be higher than the comparable period of 2011 due to higher average debt balances.

We had no write-offs of debt issuance costs during the quarter ended September 30, 2012. For the quarter ended September 30, 2011, we wrote off $1.4 million of unamortized debt issuance costs and other bank fees of which $1.1 million related to the refinancing of our previous ABL Facility and $0.3 million resulted from the redemption of our remaining 2013 PIK Notes in July 2011.

The benefit for income taxes was $4.6 million for the quarter ended September 30, 2012, compared to the provision for income taxes of $0.5 million for the same period in 2011. The effective tax rates for the quarter ended September 30, 2012 and 2011 were more than 100% and 7.0%, respectively. The effective tax rate in the current quarter was impacted by a release of $4.9 million of our deferred tax valuation allowance, See Note 10 of Notes to Consolidated Financial Statements. The effective tax rate in the same period in 2011 was impacted by a 100% valuation allowance recorded against our net deferred tax assets.

For the quarter ended September 30, 2012, net income was $8.9 million compared to net income of $6.2 million for the same period in 2011 as a result of the above-mentioned items.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Comparability for the nine months ended September 30, 2012 to the nine months ended September 30, 2011 is affected by recent acquisitions consummated in 2011 and 2012. In November 2011, we acquired all of the outstanding stock of Greensville which is included in our intermodal segment. In April 2012, we acquired certain operating assets of Trojan, in June 2012, we acquired certain operating assets and rights of Bice and RM and in August 2012, we acquired operating assets of Dunn’s. Trojan, Bice, RM and Dunn’s are collectively referred to as the “2012 Energy Acquisitions” and are included in our energy logistics segment.

For the nine months ended September 30, 2012, total revenues were $626.7 million, an increase of $59.5 million, or 10.5%, from revenues of $567.2 million for the same period in 2011. Transportation revenue increased $48.8 million, or 12.3%, primarily due to an increase in energy logistics revenue of $49.8 million, of which $36.8 million related to the 2012 Energy Acquisitions and $13.0 million related to our existing energy business which began in the second quarter of 2011. In addition, we had an increase of $8.2 million in our intermodal business due to an increase in demand and the acquisition of Greensville. These increases were partially offset by a decrease in chemical logistics revenue of $9.2 million due to driver capacity constraints resulting from the installation of electronic on-board recorders, partially offset by price increases.

Service revenue increased $7.1 million, or 8.5%. This increase was primarily due to an increase in our energy logistics business of $4.8 million of which $3.7 million was due to the 2012 Energy Acquisitions and $1.1 million related to our existing energy business which began in the second quarter of 2011. In addition, we had higher intermodal depot services revenue of $2.5 million, partially offset by a decrease in our chemical logistics business of $0.2 million.

Fuel surcharge revenue increased $3.7 million, or 4.2%, primarily due to an increase in our intermodal business and a slight increase in fuel prices. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers. As a result, most of these programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased $16.8 million, or 4.2%, due to an increase of $26.5 million in costs related to servicing the energy logistics market, of which $16.8 million was due to the 2012 Energy Acquisitions and $9.7 million in costs related to servicing our existing energy business which began in the second quarter of 2011. Purchased transportation also increased $5.3 million related to our intermodal business, offset by a decrease of $15.0 million in costs related to servicing the chemical logistics market. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 77.7% for the nine months ended September 30, 2012 versus 82.6% for the same period in 2011. Our independent affiliates generated 91.1% of our chemical logistics revenue and fuel surcharge revenue for the nine months ended September 30, 2012 compared to 93.9% for the comparable prior-year period. This decrease resulted from the conversion of four independent affiliate trucking terminals to company-operated terminals and the addition of one new company-operated terminal. During the 2012 and 2011 periods, we paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue.

During the first nine months of 2012, hauling for the energy market was performed by company-operated terminals, independent affiliates and independent third-party carriers. In the first nine months of 2012, company-operated terminals generated approximately 82% of the energy revenue and independent affiliates and third-party carriers generated approximately 18%. We typically pay these independent contractors between 72% and 95% of transportation revenue depending on their type of association with the Company.

Compensation expense increased $12.3 million, or 27.0%, due to an increase of $7.9 million in our energy logistics business of which $6.0 million was due to the 2012 Energy Acquisitions and an increase in our intermodal business of $3.3 million, of which $1.7 million related to the acquisition of Greensville. Compensation expense in our chemical logistics business increased $1.1 million due to an increase in company terminals.

Fuel, supplies and maintenance increased $20.4 million, or 55.9%, due to an increase of $10.9 million related to our energy logistics business of which $9.3 million was due to the 2012 Energy Acquisitions. We had an increase of $6.0 million related to our chemical logistics business resulting primarily from an increase in fuel costs of $2.0 million, an increase in equipment rent expense of $1.9 million and an increase in repairs and maintenance expense and other terminal costs of $2.1 million, primarily at our company-owned terminals. In addition, we had an increase of $3.5 million related to our intermodal business primarily due to an increase in fuel costs of $1.3 million, an increase in repairs and maintenance expense of $1.3 million and an increase in equipment rent of $0.9 million.

Depreciation and amortization expense increased $4.0 million, or 38.0%, primarily due to an increase in depreciation for new energy market equipment and an increase in amortization expense for acquired intangible assets. We expect our depreciation and amortization expense to be higher for the remainder of 2012.

Selling and administrative expenses increased $8.9 million, or 55.9%, primarily due to an increase in our chemical logistics business of $6.8 million which includes the incurrence of $3.4 million of acquisition-related costs, an increase of $1.3 million in professional fees, which includes $0.3 million for various legal settlements, a lease termination cost of $0.5 million, an increase in building rent of $0.4 million and other terminal costs of $1.7 million. In addition, our energy logistics business had increased costs of $1.5 million, of which $0.8 million is due to the 2012 Energy Acquisitions and our intermodal business had increased costs of $0.6 million.

Insurance costs increased $0.2 million, or 1.7%, due to an increase in volume in our energy logistics business and additional premiums related to the 2012 Energy Acquisitions, as well as settlement of a large claim. As a percentage of revenue, insurance expense remained at the low end of the Company’s target of 2% to 3% of total revenue.

We recognized a gain on disposal of revenue equipment of less than $0.1 million for the nine months ended September 30, 2012 and a gain on disposal of revenue equipment of $0.8 million for the nine months ended September 30, 2011.

In 2012, we had no restructuring credit. In the second quarter of 2011, we recognized a restructuring credit of $0.5 million resulting from the reduction of a liability for the withdrawal from a multi-employer pension plan which was fully paid in the second quarter of 2011.

For the nine months ended September 30, 2012, operating income was $38.9 million, a decrease of $5.5 million, or 12.4%, compared to operating income of $44.4 million for the same period in 2011. The operating margin for the nine months ended September 30, 2012 was 6.2% compared to 7.9% for the same period in 2011 as a result of the above-mentioned items. Operating income was negatively impacted by $3.0 million of operating costs and reduced profitability related to the transition of operations of an independent affiliate during the third quarter.

Interest expense decreased $0.2 million, or 0.8%, in the nine months ended September 30, 2012, primarily due to redemptions of our high cost 2013 PIK Notes during 2011 partially offset by an increase in our weighted average ABL Facility borrowings. We expect our interest expense for the remainder of 2012 to be higher than the comparable period of 2011 due to higher average debt balances.

We had no write-offs of debt issuance costs during the nine months ended September 30, 2012. In the nine months ended September 30, 2011, we wrote off $3.2 million of unamortized debt issuance costs and other bank fees of which $2.1 million resulted from the redemptions of our remaining 2013 PIK Notes in January 2011, March 2011 and July 2011 and $1.1 million related to the refinancing of our previous ABL Facility.

The benefit for income taxes was $26.6 million for the nine months ended September 30, 2012, compared to the provision for income taxes of $1.2 million for the same period in 2011. The effective tax rates for the nine months ended September 30, 2012 and 2011 were more than 100% and 6.5%, respectively. The effective tax rate for the nine months ended September 30, 2012 was impacted by a release of $27.7 million in the aggregate of our deferred tax valuation allowance. The effective tax rate in the same period in 2011 was impacted by a 100% valuation allowance recorded against our net deferred tax assets.

For the nine months ended September 30, 2012, net income was $44.4 million compared to net income of $18.0 million for the same period in 2011 as a result of the above-mentioned items.

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

•

Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, proppant sand and crude oil for the unconventional oil and gas frac shale energy markets, primarily through company-operated terminals and one independent affiliate; and

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business supporting the international movement of bulk liquids.

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

Summarized segment operating results are as follows (in thousands):

	Three Months Ended September 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$107,773	$35,144	$17,162	$160,079
Service revenue	17,414	3,043	11,093	31,550
Fuel surcharge	26,252	299	3,898	30,449

Total operating revenue	$151,439	$38,486	$32,153	$222,078

Segment revenue % of total revenue	68.2%	17.3%	14.5%	100.0%
Segment operating income	$9,718	$4,041	$4,257	$18,016
Depreciation and amortization	2,795	2,359	885	6,039
Other income	68	302	(10)	360

Operating income	$6,855	$1,380	$3,382	$11,617

	Three Months Ended September 30, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$107,693	$18,341	$14,940	$140,974
Service revenue	16,981	306	10,851	28,138
Fuel surcharge	26,428	—	3,758	30,186

Total operating revenue	$151,102	$18,647	$29,549	$199,298

Segment revenue % of total revenue	75.8%	9.4%	14.8%	100.0%
Segment operating income	$12,080	$1,224	$5,384	$18,688
Depreciation and amortization	2,518	287	795	3,600
Other income	(145)	—	(53)	(198)

Operating income	$9,707	$937	$4,642	$15,286

	2012 vs 2011	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment revenues	$ change	$337	$19,839	$2,604	$22,780
	% change	0.2%	106.4%	8.8%	11.4%
Segment revenues (excluding fuel surcharge)	$ change	$513	$19,540	$2,464	$22,517
	% change	0.4%	104.8%	9.6%	13.3%
Segment operating income	$ change	$(2,362)	$2,817	$(1,127)	$(672)
	% change	(19.6)%	230.1%	(20.9)%	(3.6)%

	Nine Months Ended September 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$321,355	$70,122	$52,327	$443,804
Service revenue	50,307	5,174	34,088	89,569
Fuel surcharge	79,944	625	12,784	93,353

Total operating revenue	$451,606	$75,921	$99,199	$626,726

Segment revenue % of total revenue	72.1%	12.1%	15.8%	100%
Segment operating income	$29,694	$9,037	$14,616	$53,347
Depreciation and amortization	8,229	3,623	2,600	14,452
Other (income) expense	(276)	324	(52)	(4)

Operating income	$21,741	$5,090	$12,068	$38,899

	Nine Months Ended September 30, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$330,623	$20,333	$44,096	$395,052
Service revenue	50,567	383	31,568	82,518
Fuel surcharge	79,079	—	10,552	89,631

Total operating revenue	$460,269	$20,716	$86,216	$567,201

Segment revenue % of total revenue	81.1%	3.7%	15.2%	100.0%
Segment operating income	$37,195	$1,542	$14,782	$53,519
Depreciation and amortization	7,750	328	2,392	10,470
Other income	(1,346)	—	(23)	(1,369)

Operating income	$30,791	$1,214	$12,413	$44,418

	2012 vs 2011	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment revenues	$ change	$(8,663)	$55,205	$12,983	$59,525
	% change	(1.9)%	266.5%	15.1%	10.5%
Segment revenues (excluding fuel surcharge)	$ change	$(9,528)	$54,580	$10,751	$55,803
	% change	(2.5)%	263.5%	14.2%	11.7%
Segment operating income	$ change	$(7,501)	$7,495	$(166)	$(172)
	% change	(20.2)%	486.1%	(1.1)%	(0.3)%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Comparability for the three months ended September 30, 2012 to the three months ended September 30, 2011 is affected by recent acquisitions consummated in 2011 and 2012. In November 2011, we acquired all the outstanding stock of Greensville which is included in our intermodal segment. In April 2012, we acquired certain operating assets of Trojan, in June 2012, we acquired certain operating assets and rights of Bice and RM and in August 2012, we acquired operating assets of Dunn’s. Trojan, Bice, RM and Dunn’s are collectively referred to as the “2012 Energy Acquisitions” and are included in our energy logistics segment.

Operating revenue:

Chemical Logistics—revenues increased $0.3 million, or 0.2%, for the quarter ended September 30, 2012 compared to the same period for 2011 primarily due to an increase in service revenue of $0.4 million. In addition, fuel surcharge decreased by $0.2 million due to a slight decrease in fuel prices. Transportation revenue remained consistent with the prior period.

Energy Logistics—revenues increased $19.8 million, or more than 100.0%, for the quarter ended September 30, 2012 primarily due to an increase of $27.8 million related to the 2012 Energy Acquisitions. This was partially offset by lower revenue of $8.0 million due to a steep decline in drilling activity from the Marcellus shale driven by lower natural gas prices, and partly by the independent affiliate conversion.

Intermodal—revenues increased $2.6 million, or 8.8%, for the quarter ended September 30, 2012 compared to the same period in 2011, primarily due to $2.0 million of revenue from the Greensville acquisition and to continued higher demand for ISO container shipments.

Segment Operating income:

Chemical Logistics—segment operating income decreased $2.4 million, or 19.6%, for the quarter ended September 30, 2012 compared to the same period in 2011 primarily due to approximately $1.7 million of independent affiliate conversion, acquisition and severance charges. In addition to these charges, operating income was down $1.2 million primarily related to higher equipment lease expense and lower asset utilization primarily in the Northeast region of the U.S..

Energy Logistics—segment operating income increased $2.8 million, or more than 100.0%, for the quarter ended September 30, 2012 due to the 2012 Energy Acquisitions partially offset by independent affiliate conversion costs and increased depreciation and amortization expenses related to acquired assets. Operating income was negatively impacted by $1.8 million of operating costs and reduced profitability related to the transition of an independent affiliate and decreased volumes in the Marcellus shale region.

Intermodal—segment operating income decreased $1.1 million, or 20.9%, for the quarter ended September 30, 2012 compared to the same period in 2011 due to higher than expected equipment repair costs, overtime charges and medical benefit expenses.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Comparability for the nine months ended September 30, 2012 to the nine months ended September 30, 2011 is affected by recent acquisitions consummated in 2011 and 2012. In November 2011, we acquired all the outstanding stock of Greensville which is included in our intermodal segment. In April 2012, we acquired certain operating assets of Trojan, in June 2012, we acquired certain operating assets and rights of Bice and RM and in August 2012, we acquired operating assets of Dunn’s. Trojan, Bice, RM and Dunn’s are collectively referred to as the “2012 Energy Acquisitions” and are included in our energy logistics segment.

Operating revenue:

Chemical Logistics—revenues decreased $8.7 million, or 1.9%, for the nine months ended September 30, 2012 compared to the same period for 2011 primarily due to a decrease in transportation revenue of $9.3 million. The decline was driven by reduced linehaul revenue resulting primarily from lower shipment volumes and the lingering effects of the implementation of electronic on-board recorders on driver counts. Although driver counts are rising slightly, we expect industry-wide tightness in driver capacity to impact our chemical logistics business for the remainder of 2012. This decline was partially offset by an increase of $0.9 million of fuel surcharge revenue due to increased fuel prices. In addition, service revenue decreased by $0.3 million due primarily to decreased trailer rental revenue.

Energy Logistics—revenues increased $55.2 million, or more than 100.0%, for the nine months ended September 30, 2012 due to our entry into the unconventional oil and gas frac shale energy market during the second quarter of 2011, 2012 Energy Acquisitions and growth of our existing energy business.

Intermodal—revenues increased $13.0 million, or 15.1%, for the nine months ended September 30, 2012 compared to the same period in 2011, partially due to the Greensville acquisition and continued higher demand for ISO container shipments.

Segment Operating income:

Chemical Logistics—segment operating income decreased $7.5 million, or 20.2%, for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to acquisition costs, higher equipment rental expense, severance and lease termination costs, legal and claims settlement costs, higher repairs and maintenance and increased terminal costs. In addition, operating income was negatively impacted by $6.3 million of costs associated with the independent affiliate conversion, acquisition and severance charges and other legal settlements.

Energy Logistics—segment operating income increased $7.5 million, or more than 100.0%, for the nine months ended September 30, 2012 due to our entry into the unconventional oil and gas frac shale energy market in the second quarter of 2011 and the 2012 Energy Acquisitions offset by increased depreciation and amortization costs related to acquired assets. Operating income was negatively impacted by $1.8 million of operating costs and reduced profitability related to the transition of an independent affiliate and decreased volumes in the Marcellus shale region.

Intermodal—segment operating income decreased $0.2 million, or 1.1%, for the nine months ended September 30, 2012 compared to the same period in 2011 due to the acquisition of Greensville, increased transportation costs and greater than expected equipment repair costs.

Liquidity and Capital Resources

Our primary cash needs consist of working capital, capital expenditures, acquisitions and debt service. Our working capital needs depend upon the timing of our collections from customers and payments to others as well as our capital and operating lease payment obligations. Our capital expenditures primarily relate to acquiring trailers to maintain the chemical logistics fleet and supporting our energy logistics business with growth capital. We reduce our capital expenditure requirements for our chemical logistics business by utilizing independent affiliates and independent owner-operators.

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For the nine months ended September 30, 2012, capital expenditures were $27.4 million and proceeds from sales of property and equipment were $7.5 million. Capital expenditures for 2012 included $13.4 million for equipment purchased to support our energy logistics business and proceeds from sales of property and equipment for 2012 included $1.4 million of energy equipment sales to independent affiliates. We generally expect our sustaining capital expenditures for our chemical logistics and intermodal businesses, net of proceeds from property and equipment sales, to be approximately 1% of operating segment revenues annually. We expect net capital expenditures to be approximately $25.0 million for the 2012 year, of which approximately $15.0 million is for equipment required to grow our energy logistics business. Notwithstanding our general expectation for sustaining capital expenditures, we expect net capital expenditures in 2013 to be lower than in 2012, regardless of operating revenue, as we focus on equipment rationalization. Some of our independent affiliates who are engaged with us in the chemical logistics or energy logistics markets may at times purchase some portion of this equipment from us. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses or other factors.

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

Our primary sources of liquidity for operations during the 2012 and 2011 periods have been cash flow from operations and borrowing availability under the ABL Facility and our previous ABL Facility. At September 30, 2012, we had $68.4 million of borrowing availability under the ABL Facility. We periodically make business acquisitions with cash as part or all of the consideration. Some acquisitions provide us with new assets to pledge under our ABL Facility and increase our borrowing capacity. Further, we increased our maximum borrowing capacity under the ABL Facility by amendment on September 27, 2012. If availability under the ABL Facility is insufficient to fund acquisitions, we would either need to raise additional capital or use other sources of liquidity to consummate the desired transactions. We believe that, based on current operations and anticipated growth, our cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated capital expenditures, operating expenses and our other anticipated liquidity needs for the next 12 months. Anticipated debt maturities in 2016, the acquisition of other businesses or other events that we do not foresee may require us to seek alternative financing, such as restructuring or refinancing our long-term debt, selling assets or operations or selling additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under any of our debt agreements and we default on our obligations, our debt could be accelerated and our assets might not be sufficient to repay in full all of our obligations.

Cash Flows

The following summarizes our cash flows for the nine months ended September 30, 2012 and 2011 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Nine months ended September 30,
	2012	2011
Net cash provided by operating activities	$8,569	$25,234
Net cash used in investing activities	(115,190)	(13,395)
Net cash provided by (used in) financing activities	105,496	(10,446)
Effect of exchange rate changes on cash	—	1

Net (decrease) increase in cash and cash equivalents	(1,125)	1,394
Cash and cash equivalents at beginning of period	4,053	1,753

Cash and cash equivalents at end of period	$2,928	$3,147

Net cash provided by operating activities was $8.6 million for the nine-month period ended September 30, 2012, compared to $25.2 million provided by operating activities in the comparable 2011 period. The $16.6 million decrease in cash provided by operating activities was primarily due to an increase in accounts receivable of $7.1 million primarily due to increased energy logistics revenue, an increase in other assets of $7.2 million primarily due to loans extended to a related party of an independent affiliate, a decrease in accrued loss and damage claims of $3.6 million, primarily due to claims payments and a decrease in affiliate and independent owner-operators payable of $2.5 million in the current period. These uses of cash were partially offset by sources of cash from higher accounts payable of $3.6 million and higher accrued expenses of $3.0 million primarily due to growth in our energy logistics business.

Net cash used in investing activities totaled $115.2 million for the nine-month period ended September 30, 2012, compared to $13.4 million used in the comparable 2011 period. The $101.8 million increase in cash used in investing activities was due primarily to the 2012 Energy Acquisitions of $95.2 and $20.0 million of net capital expenditures primarily to support our energy logistics business growth initiatives.

Net cash provided by financing activities was $105.5 million during the nine-month period ended September 30, 2012, compared to $10.4 million used in financing activities in the comparable 2011 period. In the 2012 period, increased net borrowings of $80.2 million under our ABL Facility, and net cash received from our equity offering of approximately $30.5 million was utilized to fund recent asset acquisitions, to pay down $6.8 million of other debt and capital lease obligations and to pay financing fees of $0.8 million in connection with our ABL Facility and recent amendment. In the 2011 period, net cash received from our equity offering of approximately $17.6 million, increased net borrowings of $15.0 million under our current and previous ABL Facilities, and proceeds from the exercise of stock options of $1.8 million were utilized to redeem $27.5 million in principal amount of our 2013 PIK Notes, to pay down other debt and capital lease obligations, to pay for fees related to our ABL Facility of $3.2 million and to redeem for $1.8 million the preferred shares of our subsidiary, CLC, which we previously reflected on our balance sheet as redeemable noncontrolling interest.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at September 30, 2012 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2012	Years 2013 & 2014	Years 2015 & 2016	The Five Years after 2016
Operating leases (1)	$98,822	$5,572	$39,450	$36,238	$17,562
Total indebtedness (2)	399,304	1,138	4,789	147,078	246,299
Capital leases	7,136	1,106	5,507	447	76
Interest on indebtedness (3)	160,943	7,617	57,301	54,843	41,182

Total contractual cash obligations (4)(5)(6)(7)	$666,205	$15,433	$107,047	$238,606	$305,119

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.

(2)	Includes aggregate unamortized discount of $1.3 million.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of September 30, 2012 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of September 30, 2012 will remain in effect until maturity.
(4)	Excludes long-term pension obligations as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of September 30, 2012, obligations of $19.4 million were reflected in the consolidated balance sheet. This amount represented our unfunded status of such plans, which is the difference between our projected benefit obligation and the fair value of plan assets, as of such date. See Note 7 of the Notes to Consolidated Financial Statements.
(5)	Excludes liabilities associated with environmental matters as we are unable to reasonably estimate the ultimate amount or timing of settlement of such liabilities. Liabilities of $9.3 million, which represents our reserves for environmental compliance and remediation were reflected in the consolidated balance sheet as of September 30, 2012. See Note 13 of the Notes to Consolidated Financial Statements.
(6)	Excludes accrued loss and damage claims as we are unable to reasonably estimate the ultimate amount or timing of settlement of such claims. As of September 30, 2012, accrued loss and damage claims of $15.8 million, which represented the balance of our reserves for such liabilities, were reflected in the consolidated balance sheet.
(7)	Excludes liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement of such positions. See Note 10 of the Notes to Consolidated Financial Statements.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Capital lease obligations	$7,136	$9,101
ABL Facility	145,700	65,500
9.875% Second-Priority Senior Secured Notes, due 2018	225,000	225,000
5% Subordinated Acquisition Notes	21,300	—
Other Notes	7,304	8,943

Long-term debt, including current maturities	406,440	308,544
Discount on Notes	(1,319)	(1,481)

	405,121	307,063
Less current maturities of long-term debt (including capital lease obligations)	(8,771)	(9,400)

Long-term debt, less current maturities (including capital lease obligations)	$396,350	$297,663

Debt Retirement

The following is a schedule of our indebtedness at September 30, 2012 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2012	2013	2014	2015	2016 and after	Total
Capital lease obligations	$1,106	$3,885	$1,622	$341	$182	$7,136
ABL Facility	—	—	—	—	145,700	145,700
9.875% Second-Priority Senior Secured Notes, due 2018 (1)	—	—	—	—	225,000	225,000
5% Subordinated Acquisition Notes	—	—	—	—	21,300	21,300
Other Notes	1,138	3,458	1,331	1,112	265	7,304

Total	$2,244	$7,343	$2,953	$1,453	$392,447	$406,440

(1)	Amounts do not include the remaining aggregated unamortized original issue discount of $1.3 million.

The following is a schedule of our debt issuance costs (in thousands):

	December 31, 2011	Additional debt issuance costs	2012 Amortization expense	September 30, 2012
ABL Facility	$5,094	$846	$(902)	$5,038
9.875% Second-Priority Senior Secured Notes, due 2018	5,560	—	(669)	4,891

Total	$10,654	$846	$(1,571)	$9,929

Amortization expense of deferred issuance costs was $0.5 million for each of the three months ending September 30, 2012 and 2011, and is included in interest expense. Amortization expense of deferred issuance costs was $1.6 million for each of the nine months ending September 30, 2012 and 2011, and is included in interest expense. We are amortizing these costs over the term of the debt instruments.

The ABL Facility

Our ABL Facility provides for a revolving credit facility with a maturity of August 19, 2016. On September 27, 2012, our maximum borrowing capacity under the facility was increased from $250.0 million to $350.0 million. Borrowing availability under our ABL Facility did not change as a result of this amendment. Changes in borrowing availability result from increases or decreases in assets securing the ABL Facility. The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The ABL Facility is available for working capital needs and general corporate purposes, including permitted acquisitions. At September 30, 2012, we had $68.4 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at September 30, 2012 was 1.25% for base rate borrowings and 2.25% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at September 30, 2012 and 2011 was 2.6% and 2.8%, respectively.

The borrowing base for the ABL Facility consists of eligible accounts receivable, inventory, tractor and trailer equipment, real property and certain other equipment.

We recorded $6.3 million in debt issuance costs relating to the ABL Facility, of which $4.4 million related to the new issuance, $1.3 million related to unamortized debt issuance costs of the previous ABL Facility and $0.6 million related to the recent amendment. We are amortizing the debt issuance costs over the remaining term of the ABL Facility.

The Previous ABL Facility

Our ABL Facility replaced our previous ABL Facility on August 19, 2011. Our previous ABL Facility consisted of a current asset tranche in the amount of $205.0 million and a fixed asset tranche in the amount of $20.0 million. The previous ABL Facility included a sublimit of up to $150.0 million to issue letters of credit and was available for working capital needs and general corporate purposes, including permitted acquisitions. The interest rate under the current asset tranche was based, at our option, on either the administrative agent’s base rate plus 1.00% or on the Eurodollar LIBOR rate plus an applicable margin. The administrative agent’s base rate was equal to the greater of the federal funds overnight rate plus 0.50% or the prime rate. The interest rate under the fixed asset tranche was based, at our option, on either the administrative agent’s base rate plus 1.25% or on LIBOR plus an applicable margin. The applicable margin under either tranche was subject to increases or reductions based upon the amounts available for borrowing. The recent amendment to the ABL Facility was treated as a modification.

Accounting Treatment for the Exchange of ABL Facility for Previous ABL Facility

The exchange of our previous ABL Facility for the ABL Facility was treated partially as a debt modification and partially as a debt extinguishment in accordance with FASB guidance. Under applicable FASB guidance, we compared the product of the remaining term multiplied by the maximum borrowing capacity of our previous ABL Facility to the maximum borrowing capacity of the new arrangement on a creditor-by-creditor basis to determine the accounting treatment. For each creditor, if the borrowing capacity of the new arrangement is greater than or equal to the maximum borrowing capacity of the old arrangement, then the exchange is classified as a modification, and, if not, the exchange is classified as an extinguishment in proportion to the percentage of the decrease. If the exchange is classified as a modification, then any unamortized debt issuance costs relating to our previous ABL Facility are allocated to the ABL Facility and amortized over the term of the ABL Facility using the effective interest method. Furthermore, if the exchange is classified as an extinguishment, then any unamortized debt issuance costs relating to our previous ABL Facility are written off in proportion to the decrease in maximum borrowing capacity of the ABL Facility. Upon the exchange of our previous ABL Facility with the ABL Facility, we wrote off $0.9 million of unamortized debt issuance costs, reflecting the proportion of such costs determined to be for indebtedness treated as extinguished, and the remaining unamortized debt issuance costs of $1.3 million, relating to indebtedness deemed a modification, were allocated to the ABL Facility.

9.875% Second-Priority Senior Secured Notes Due 2018

On November 3, 2010, we issued $225.0 million aggregate principal amount of the 2018 Notes. With the proceeds of the issuance of the 2018 Notes, we repaid and redeemed certain of our outstanding notes, redeemed $47.5 million of our 2013 PIK Notes, and paid down a portion of our outstanding borrowings under the previous ABL Facility.

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

Collateral, Guarantees and Covenants

The ABL Facility contains a fixed charge coverage ratio which only needs to be met if borrowing availability is less than a designated amount ranging from $20.0 million to $35.0 million, depending upon the size of our borrowing base. The ABL Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness; prepay other indebtedness, including the 2018 Notes; pay dividends and distributions or repurchase QDI’s capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, including the 2018 Notes; change our business; and enter into agreements that restrict dividends from QD LLC’s subsidiaries. The ABL Facility also contains certain customary affirmative covenants and events of default.

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

The payment obligations under the ABL Facility are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first lien obligations. We were in compliance with the covenants under the ABL Facility and the 2018 Notes at September 30, 2012.

Other Liabilities and Obligations

As of September 30, 2012, we had $26.4 million in outstanding letters of credit that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to ensure that we pay required claims. The letter of credit issued to our insurance administrator had a maximum draw amount of $20.0 million as of September 30, 2012. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $6.4 million of outstanding letters of credit as of September 30, 2012 relates to various other obligations.

In conjunction with acquisitions completed in 2011 and 2012, we recorded a liability for potential contingent consideration of approximately $11.0 million at September 30, 2012. This liability represents our preliminary estimates which are subject to change based upon these acquired businesses meeting certain future operating and financial performance criteria. At this time, based on certain assumptions, we expect this potential contingent consideration to be paid during 2013 and expect to generate sufficient cash from operations to fund these payments.

Our obligations for environmental matters, accrued loss and damage claims and long-term pension obligations are considered within “Contractual Obligations”.

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

•

our substantial leverage and our ability to make required payments and comply with restrictions contained in our debt arrangements or to otherwise generate sufficient cash from operations or borrowings under our ABL Facility to fund our liquidity needs;

•	competition and rate fluctuations, including fluctuations in prices and demand for commodities such as natural gas and oil;

•	our reliance on independent affiliates and independent owner-operators;

•	a shift away from or slowdown in production in the shale regions in which we have energy logistics operations;

•	our liability as a self-insurer to the extent of our deductibles as well as changing conditions and pricing in the insurance marketplace;

•	increased unionization, which could increase our operating costs or constrain operating flexibility;

•

changes in the future, or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry generally or in the particular segments in which we operate;

•	federal and state legislative and regulatory initiatives, which could result in increased costs and additional operating restrictions upon us or our oil and gas frac shale energy customers;

•	the use of disposal wells and other disposal sites in our energy logistics business;

•	our ability to comply with current and future environmental regulations and the increasing costs relating to environmental compliance;

•	potential disruption at U.S. ports of entry;

•	diesel fuel prices and our ability to recover costs through fuel surcharges;

•	our ability to attract and retain qualified drivers;

•	terrorist attacks and the cost of complying with existing and future anti-terrorism security measures;

•	our dependence on senior management;

•	the potential loss of our ability to use net operating losses to offset future income;

•	potential future impairment charges;

•	the interests of our largest shareholder, which may conflict with your or our interests;

•

our ability to successfully identify acquisition opportunities, consummate such acquisitions and successfully integrate acquired businesses and converted affiliates and achieve the anticipated benefits and synergies of acquisitions and conversions, the effects of the acquisitions and conversions on the acquired businesses’ existing relationships with customers, governmental entities, affiliates, owner-operators and employees, and the impact that acquisitions and conversions could have on our future financial results and business performance and other future conditions in the market and industry from the acquired businesses;

•	our ability to execute plans to profitably operate in the transportation business and disposal well business within the energy logistics market;

•	our success in entering new markets;

•	adverse weather conditions;

•	our liability for our proportionate share of unfunded vested benefit liabilities, particularly in the event of our withdrawal from any of our multi-employer pension plans; and

•	changes in planned or actual capital expenditures due to operating needs, changes in regulation, covenants in our debt arrangements and other expenses, including interest expenses.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the nine months ended September 30, 2012, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the ABL Facility, at QD LLC’s option, the applicable margin for borrowings at September 30, 2012 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate under the ABL Facility is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30 day LIBOR plus 1.00%.

	Balance at September 30, 2012 ($ in 000s)	Interest Rate at September 30, 2012	Effect of 1% Increase ($ in 000s)
ABL Facility	$145,700	2.6%	$1,457

At September 30, 2012, a 1% point increase in the current per annum interest rate would result in $1.5 million of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% point increase in the rates under the ABL Facility and that the principal amount is the amount outstanding as of September 30, 2012. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our option to elect the lowest of three different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 4.8% of our consolidated revenue for the nine months ended September 30, 2012 and 6.2% of our consolidated revenue for the nine months ended September 30, 2011. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ deficit. Our revenue results for the nine months ended September 30, 2012 were negatively impacted by a $0.8 million foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first nine months of 2012 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.3 million for the nine months ended September 30, 2012, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at September 30, 2012, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the nine months ended September  30, 2012 and 2011, a majority of fuel costs were covered through fuel surcharges.

ITEM 4—Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A—Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our subsequent Quarterly Reports on Form 10-Q included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Our business is also subject to the following risks:

Our reliance upon independent affiliates and independent owner-operators could adversely affect customer relationships, our operations and our financial performance.

We rely heavily upon independent affiliates and independent owner-operators to perform the services for which we contract with our customers. We believe that our independent affiliate and independent owner-operator relationships can facilitate our financial and operational goals. However, there can be no assurance that the structure will accomplish the goals for which it was created, and our reliance upon independent affiliates and independent owner-operators creates numerous risks for our business. In addition, while certain of these risks are shared characteristics of both independent affiliates and independent owner-operators, the degree of these risks may differ between the two and certain risks may be characteristic of only one.

We contract with our customers to perform the services provided by our businesses. If our independent affiliates or independent owner-operators fail to meet our contractual obligations or otherwise fail to perform in a manner consistent with our requirements, we may be required to utilize alternative service providers at potentially higher prices or with some degree of disruption of the services that we provide to our customers. If we fail to deliver on time, if our contractual obligations are not otherwise met, or if the costs of our services increase, then our profitability and customer relationships could be harmed.

The financial condition and operating costs of our independent affiliates and independent owner-operators are affected by conditions and events that are beyond our and their control. Adverse changes in the financial condition of our independent affiliates and independent owner-operators or increases in their equipment or operating costs could cause them to seek higher revenues or, in the case of our independent owner-operators, to cease their business relationships with us. The prices we charge our customers could be impacted by such issues, which may in turn limit our pricing flexibility with customers, resulting in fewer customer contracts and decreasing our revenues.

Although our independent affiliates have substantial contractual obligations to us, we do not control them. Independent affiliates may take actions that maximize their short-term profits or other interests even if they are detrimental to us. Due to their importance in our operations, we have loaned money to and entered into other financing arrangements with certain independent affiliates and may do so again. The inability of our independent affiliates to satisfy their obligations to us could result in accounting charges and losses that materially adversely affect our results of operations. We have in certain instances acquired the operations of underperforming independent affiliates and could again in the future. While these acquisitions seek to preserve our customer relationships and the scope of our operations, there is no assurance that they will succeed in doing so. Further, any such acquisition could require the use of liquidity sources, capital investment and management attention and could materially limit our ability to meet our financial and operations objectives.

Independent affiliates and independent owner-operators typically utilize tractors, trailers and other equipment bearing our tradenames and trademarks. If one of our independent affiliates or independent owner-operators is subject to negative publicity, it could reflect on us and have a material adverse effect on our business, brand and financial performance. Under certain laws, we could also be subject to allegations of liability for the activities of our independent affiliates or independent owner-operators.

Competition for qualified independent owner-operators is substantial, and currently and otherwise from time to time there are shortages of available qualified independent owner-operators. Shortages can result from causes beyond our control or from contractual terms or company policies that make contracting with us less desirable to certain owner-operators. Due to the absence of long-term contracts, independent owner-operators can quickly terminate their relationships with us. We may have insufficient driver capacity to meet the needs of our customers and be forced to forego business that would otherwise be available to us. Driver shortages may decrease our revenues and have a material adverse effect on our results of operations.

Our energy logistics business may suffer if production shifts away from or slows in the shale regions in which we have operations.

Our energy logistics business currently serves customers in the frac shale natural gas and oil drilling industry in the Bakken, Eagle Ford, Marcellus, Mississippian Limestone, Permian, Utica and Woodford shale regions. A shale region may yield only oil or gas or both commodities, depending upon the region. In the past, frac shale drilling activity has shifted among shales as the relative prices of oil and gas make drilling for one commodity more profitable than another. Oil or gas drilling may shift away from the shale regions in which we have operations because of these commodity price swings or for other reasons over which we have no control, such as resource discovery, local drilling costs or state regulation. While certain business assets such as our energy market equipment may be redistributed among shales, assets such as terminals, disposal wells and certain customer contracts are specific to discrete shale regions. A drilling shift away from or slowdown in shales in which we have assets could result in asset-related charges and decreased revenues and have a material adverse effect on our results of operations.

There are risks inherent in utilizing disposal wells and other disposal sites in our energy logistics business.

Rights to deposit flowback and/or production water in disposal wells and other disposal sites proximate to our shales are essential to our energy logistics business. We currently achieve these rights in the various shales in which we operate through well ownership and through contracts with third parties. Neither we nor the third parties with whom we contract can control the performance of disposal wells. Even though a well is legally permitted to accept a certain amount of water, there is no assurance that the well or any specific zone in the well will be capable of absorbing an anticipated amount. Disposal wells may also be ruined or rendered unusable during operations due to technical or mechanical difficulties or natural disaster. Disposal wells can encounter problems that render the well unusable even after a period of successful operation. Further, we will be obligated to retire wells that we own following their productive use in compliance with applicable laws. There can be no assurance that we will be able to successfully operate or access any specific disposal well or other disposal site, or will be able to obtain sufficient well or other disposal site access to achieve efficient operation in any shale. There can be no assurance that our estimates of the useful lives and costs of retirement of wells that we own will prove accurate.

There can be no assurance that disposal wells, well locations or other disposal sites will be available at a reasonable cost or at all in any particular shale. If we are not able to obtain access to disposal wells or other disposal means or they are available but their cost or time required to utilize is not reasonable, our operations and results of operations could be materially adversely impacted.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Mine Safety Disclosures

Not applicable.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

Exhibit No.	Description

10.1	Amendment to Credit Agreement, dated as of September 27, 2012 by and among Quality Distribution, Inc., Quality Distribution, LLC, the other loan parties party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed October 1, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

November 8, 2012	/s/ GARY R. ENZOR
GARY R. ENZOR,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

November 8, 2012	/s/ JOSEPH J. TROY
JOSEPH J. TROY,
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)