Form 10-K
period 2012-12-31
QUALITY DISTRIBUTION INC
filed 2013-03-13
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2012 was $245.4 million (based on the closing sale price of $11.08 per share).

As of March 1, 2013, the registrant had 27,046,644 outstanding shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Quality Distribution, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held May 30, 2013. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended December 31, 2012. (Part III of Form 10-K).

INTRODUCTION

In this Annual Report on Form 10-K, unless the context otherwise indicates, (i) the terms the “Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our 100% owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) the term “QD Capital” refers to our 100% owned subsidiary, QD Capital Corporation, a Delaware corporation, (iv) the term “QCI” refers to our 100% owned subsidiary, Quality Carriers, Inc., an Illinois corporation, (v) the term “Boasso” refers collectively to our 100% owned subsidiary, Boasso America Corporation, a Louisiana corporation, and Boasso’s 100% owned subsidiary, Greensville Transport Company (“Greensville”), a Virginia corporation, (vi) the term “QCER” refers collectively to our 100% owned subsidiary, QC Energy Resources, Inc., a Delaware corporation, and its 100% owned subsidiaries, QC Energy Logistics, LLC, a Delaware limited liability company, QC Energy Resources, LLC, a Delaware limited liability company, QC Energy Resources Northwest, LLC, a Delaware limited liability company, and QC Energy Resources Texas, LLC, a Delaware limited liability company, as well as our 100% owned subsidiary QC Environmental Services, Inc., a North Dakota corporation, and (vii) the term “CLC” refers to our 100% owned subsidiary, Chemical Leaman Corporation, a Pennsylvania corporation.

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report, along with other documents that are publicly disseminated by us, contains or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. All statements included in this report and in any subsequent filings made by us with the SEC other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “targets”, “bodes”, “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

•

the effect of local, national and international economic, credit, capital and labor market conditions on the economy in general, and on the particular industries in which we operate, including excess capacity in the industry, the availability of qualified drivers, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements;

•

our substantial leverage and our ability to make required payments and comply with restrictions contained in our debt arrangements or to otherwise generate sufficient cash from operations or borrowings under our ABL Facility to fund our liquidity needs;

•	competition and rate fluctuations, including fluctuations in prices and demand for transportation services as well as for commodities such as natural gas and oil;

•	our reliance on independent affiliates and independent owner-operators;

•	a shift away from or slowdown in production in the shale regions in which we have energy logistics operations;

•	our liability as a self-insurer to the extent of our deductibles as well as changing conditions and pricing in the insurance marketplace;

•	increased unionization, which could increase our operating costs or constrain operating flexibility;

•	changes in or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry generally or in the particular segments in which we operate;

•	federal and state legislative and regulatory initiatives, which could result in increased costs and additional operating restrictions upon us or our oil and gas frac shale energy customers;

•	our ability to access and use our salt water disposal wells and other disposal sites and methods in our energy logistics business;

•	our ability to comply with current and future environmental regulations and the increasing costs relating to environmental compliance;

•	potential disruption at U.S. ports of entry;

•	diesel fuel prices and our ability to recover costs through fuel surcharges;

•	our ability to attract and retain qualified drivers;

•	terrorist attacks and the cost of complying with existing and future anti-terrorism security measures;

•	our dependence on senior management;

•	the potential loss of our ability to use net operating losses to offset future income;

•	potential future impairment charges;

•	the interests of our largest shareholder, which may conflict with your or our interests;

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

Overview

We operate the largest chemical bulk tank truck network in North America and are also the largest provider of intermodal ISO tank container and depot services in North America. In 2011, we began providing logistics services to the unconventional oil and gas frac shale energy markets. We operate an asset-light business model and service customers across North America through our network of 89 terminals servicing the chemical markets, 9 ISO tank depot services terminals (intermodal) servicing the chemical and other bulk liquid markets and 10 terminals servicing the energy markets.

Financial Reporting Segments

We have three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network of 25 independent affiliates and company-operated terminals, and equipment rental income;

•

Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, and crude oil for the unconventional oil and gas frac shale energy markets, primarily through company-operated terminals and 2 independent affiliates; and

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business primarily supporting the international movement of bulk liquids.

Chemical Logistics

Through our subsidiary, QCI, we coordinate the transport of a broad range of chemical products and provide our customers with logistics and other value-added services. Through our North American network, we are a core carrier for many of the major companies engaged in chemical processing. We believe the diversity of our customer base, geography and end-markets provide a competitive advantage.

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

Chemical bulk tank truck industry growth is generally dependent on volume growth in the industrial chemical industry, the rate at which chemical companies outsource their transportation needs, the overall capacity of the rail system, and, in particular, the extent to which chemical companies make use of the rail system for their bulk chemical transportation needs. We also believe that North American chemical producers will gain a global competitive advantage and grow domestic production (thus shipments which we can service) through the use of low cost energy sources, primarily natural gas and natural gas liquids.

The chemical bulk tank truck industry is characterized by high barriers to entry such as the time and cost required to develop the operational infrastructure necessary to handle sensitive chemical cargo, the financial and managerial resources required to recruit and train drivers, substantial and increasingly more stringent industry regulatory requirements, strong customer relationships and the significant capital investments required to build a fleet of equipment and establish a network of terminals and independent affiliates.

Our transportation revenue in the chemical logistics segment is principally a function of the volume of shipments by the bulk chemical industry, prices, the average number of miles driven per load, our market share and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. Additionally, it is common practice in the bulk tank truck industry for customers to pay fuel surcharges.

Energy Logistics

Our energy logistics business began operations in the second quarter of 2011 primarily as a third party logistics (“3PL”) provider. We operate the business through our subsidiary, QCER. Our energy logistics business services the unconventional oil and gas frac shale energy market through the transportation of crude oil, fresh water, flowback and produced brine water, and the disposal of flowback and produced brine water, as well as providing services ancillary to these activities. During 2012, we expanded our energy logistics business through the following acquisitions:

•

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services, which operates in the Eagle Ford shale. We paid $8.7 million in cash at closing, plus $1.0 million in cash in January 2013 upon the satisfaction of certain operating and financial performance criteria.

•

On June 1, 2012, we acquired certain operating assets of Wiley Bice Trucking, LLC and certain operating assets and rights of RM Resources, LLC, (collectively “Bice”), which operates in the Bakken shale region, for $81.4 million in aggregate consideration, with up to an additional $19.0 million in cash consideration, payable one year after the closing date if certain future operating and financial performance criteria are satisfied.

•

On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Services, Inc. and its related company Nassau Disposal, Inc., (collectively “Dunn’s”), which operates in the Marcellus, Woodford and Utica shale regions for an aggregate purchase price of $34.3 million, with up to an additional $3.6 million in cash consideration, payable one year after the closing date if certain future operating and financial performance criteria are satisfied.

As of December 31, 2012, we operate in the Bakken, Eagle Ford, Permian, Marcellus, Woodford, Utica and Mississippian Limestone shale regions in North America, all of which drill for both oil and natural gas with the exception of Marcellus, which is solely natural gas. We continue to evaluate the potential for expansion into additional shales, which would provide additional diversification to our business. Our strategy to target multiple resource rich shales helps to diversify our customer offerings, lessen the impact of swings in any one commodity and optimize equipment utilization. We currently operate approximately 1,400 units (tractors, trailers and combination equipment) of energy equipment in this market across a diverse customer base.

Our energy logistics business is primarily involved in fluid management and logistics in the upstream segment of the energy industry, through its services in connection with the establishment of production wells, and the midstream segment of the energy industry, in connection with the transportation of crude oil. We believe the market for services such as those provided by our energy logistics business was approximately $5.0 to $7.0 billion in 2011. The industry is made up of providers that include independent national or regional trucking and logistics companies such as QCER, trucking and logistics companies owned by or dedicated to large oil and gas companies, and local providers focused on one or more particular shales. Energy logistics providers are impacted by the level of new drilling activity, which impact the transportation of fresh water and flowback water used and the provision of related services used in those activities, and the number of active wells, which impacts the transportation of crude oil and produced water and the provision of related services used in those activities. The energy logistics market is also impacted by market prices for oil and gas, which influence the production activities of our customers, the prices they are willing to pay for our services, and the shales in which they operate. We expect regulation of this industry to increase over time but believe that the scope of our operations and our experience with regulation in our chemical logistics business will facilitate our adaptation to new regulations and may provide us with an advantage over some of our competitors.

Intermodal

Our subsidiary, Boasso, provides intermodal ISO tank container transportation and depot services, through terminals located in the eastern half of the United States. In the fourth quarter of 2011, Boasso expanded its operations through the acquisition of Greensville Transport Company, which operates at a port located in Norfolk, Virginia. Boasso’s revenues are impacted by United States chemical import/export volume, in particular the number and volume of shipments through ports at which Boasso has terminals, as well as their market share at those ports.

In addition to intermodal tank transportation services, Boasso provides tank cleaning, heating, testing, maintenance and storage services to customers. Boasso provides local and over-the-road trucking primarily within the proximity of the port cities where its depots are located. Chemical manufacturers have sought to efficiently transport their products on a global basis by utilizing ISO tank containers, and we believe the resulting demand for distributors that can offer a broad range of services within the supply chain will drive future growth in this sector. We believe that our intermodal business will benefit from these trends because of its market leadership, experience and track record.

The intermodal ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products. The proliferation of global import/export of bulk liquid chemicals has driven the movement of basic manufacturing out of the United States and has resulted in an increase in chemical plant infrastructure to service these off-shore industries. Driven by this globalization, the intermodal ISO tank container market is a growing sector of the overall liquid bulk chemical transportation sector. Demand for intermodal ISO tank containers is impacted by the aggregate volume of imports and exports of chemicals through United States ports. Demand is also impacted by the shift in modes of transportation, from drums to ISO tank containers. Economic conditions and differences among the laws and currencies of foreign nations may also impact the volume of shipments. We operate in the global intermodal ISO tank container transportation and depot services market, which we believe was approximately a $1.0 to $2.0 billion market in 2011.

Seasonality

Due to the nature of our customers’ business, our revenues are seasonal. Revenues generally decline during winter months, namely our first and fourth fiscal quarters and over holidays, and rise during our second and third fiscal quarters. Highway transportation can be adversely affected depending upon the severity of the weather in various sections of the country during the winter months. During periods of heavy snow, ice or rain, we may not be able to move our trucks and equipment between locations, thereby reducing our ability to provide services and generate revenues. Additionally, in our energy logistics segment, drilling within certain shales that we service may be adversely affected by the severity of weather in various sections of the country.

Competition

The tank truck business is competitive and fragmented. In our chemical logistics segment, we compete primarily with other tank truck carriers and dedicated private fleets in various states within the United States and Canada. Competition from for-hire carriers is composed of fewer than ten large carriers, most of which have other businesses that do not compete with ours, and more than 200 smaller, primarily regional carriers. With respect to certain aspects of our business, we also compete with intermodal transportation pipelines and railroads. Intermodal transportation has increased in recent years. Competition for the bulk tank truck services is based primarily on rates and service. We believe that we enjoy significant competitive advantages over other tank truck carriers because of our market share, overall fleet size, variable cost structure, strength of our independent affiliates and our national terminal network.

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

Our energy logistics business competes with national, regional and local trucking companies, dedicated private fleets, providers of temporary pipeline services as well as the integrated oil companies. In certain aspects of our energy business, we may also compete with rail and pipeline companies as well as companies offering water recycling options.

Our Competitive Strengths

We believe the following competitive strengths will enable us to sustain our market leadership and continue to grow our business:

Large Network

We operate the largest chemical tank truck network in North America with an approximate 15% share of the highly fragmented $4.4 billion for-hire chemical and food grade bulk transport market (which excludes fuel transportation), in each case estimated by us based on industry data contained in Bulk Transporter’s Tank Truck Carrier 2011 Annual Gross Revenue Report. We believe our unique large nationwide network covers all major North American chemical shippers and enables our chemical logistics business to serve customers with both international and national requirements better than our competitors, the majority of which are regionally focused.

We believe that the breadth of our network also provides our energy logistics business with a competitive advantage in the gas and oil frac shale energy market. Although the demand for logistics services is specific to the shale in which drilling occurs, many logistics customers operate across multiple shales. This provides us with the opportunity to provide services on a national basis, unlike those of our competitors that are focused on a single or limited number of shales. In certain instances, our energy logistics equipment can be moved among shales, enabling us to allocate resources as demand shifts.

We operate the largest provider of ISO tank container and depot services in North America. Boasso is the leading provider of intermodal ISO tank container over-the-road transportation and depot services in North America. We have significant exposure to high growth international markets. The intermodal tank container transportation market has experienced significant growth recently as international chemical trade has increased and chemical manufacturers move towards greater utilization of intermodal tanks and standardized intermodal tank containers to efficiently transport their products around the world via sea, land and air. Our intermodal tank container depots, which provide transportation, cleaning, heating, testing, maintenance and storage services, are located at or near ports in New Orleans, LA; Houston, TX; Newark, NJ; Charleston, SC; Chicago, IL; Detroit, MI; Savannah, GA; Jacksonville, FL; and Norfolk, VA. Greensville was acquired in November 2011, which filled a key underserved port that we expect to benefit from the future expansion of the Panama Canal.

In all of our businesses, our size allows us, our independent affiliates and our independent owner-operators to benefit from economies of scale in the purchasing of supplies and services, including fuel, tires and insurance coverage.

Asset-Light Business Model

Our extensive use of independent affiliates and independent owner-operators results in a highly variable cost structure with relatively minimal net capital investment requirements. We generally expect sustaining capital expenditures for our chemical logistics and intermodal businesses, net of proceeds from property and equipment sales, to be approximately 1% to 2% of operating revenues annually, compared to the industry average of more than 10% for truckload carrier companies. This model contributes to the stability of our cash flow and margins and results in high returns on invested capital. The independent affiliates are generally responsible for capital investments and most of the operating expenses related to the business they service, including the capital costs related to purchasing and maintaining tractors. Typically, independent affiliates purchase or lease tractors for their business directly from the manufacturers, and to a lesser extent from us, and must lease trailers from us in accordance with our affiliate agreements. Independent owner-operators are independent contractors who supply one or more tractors and drivers for our own or our independent affiliates’ use. As with independent affiliates, independent owner-operators are responsible for most of the operating expenses related to the business they service, including costs related to the acquisition and maintenance of tractors. Some independent owner operators have lease-to-buy arrangements with us or independent affiliates for tractors.

With our entry into the energy markets, we have seen increased capital expenditures in order to build capacity for this new business. We expect this business to have higher capital requirements because we operate a number of the energy terminals as company operations. We plan to continue to add independent affiliates and owner-operators, and potentially convert company-owned operations to independent affiliates, with the overall goal to reduce capital needs while improving return on invested capital.

Our Customer Base

We serve customers in a number of diverse industries, whose products reach a diverse group of end-markets. Our chemical logistics business services most of the top 100 chemical producers with North American operations, our energy logistics business provides services to a diverse base of participants in the energy exploration and production market in the U.S., and our intermodal business provides services to all major non-vessel operating common carriers engaged in our operating footprint of ports. Our key customers include Anadarko, Arclin, Arkema, Ashland, BASF, Dow, Hoyer Global, Inc., Hunt Oil, Newport Tank Container, PPG Industries, Procter & Gamble, Stolt-Nielsen USA, and Valspar among others. In each of 2012, 2011 and 2010, no single customer accounted for more than 10.0% of combined revenues in any segment. In many cases, we have established long-term customer relationships with these clients.

Stable Pricing Environment

We believe pricing in the bulk tank truck and ISO tank industries tends to be more stable than pricing in the overall trucking industry. We believe the specialized nature of our industries, including specifically licensed drivers, specialized equipment and more stringent safety requirements, create barriers to entry which limit the more drastic swings in supply experienced by the broader trucking industry. Additionally, it is common practice in the bulk tank truck and ISO tank industries for customers to pay fuel surcharges, which enables trucking companies to recover some fuel costs from customers.

Safe and Efficient Operations

We have a strong emphasis on safety in our operations and have a relentless focus on improving productivity and efficiency. Given the nature of the cargo we haul, which requires a high degree of careful handling, we believe that our strong and proactive focus on safety creates a competitive advantage for us. For example, we completed the installation of electronic on-board recorders (“EOBRs”) in substantially all of our U.S. chemical logistics fleet in 2011, at a time when there was no regulatory requirement to do so. In 2012, federal legislation was enacted to mandate the use of EOBRs, and as that legislation is implemented the rest of the industry will be required to implement similar safety technology. Further, we believe this strong and proactive focus positions us well to comply with the Federal Motor Carrier Safety Administration’s (the “FMCSA”) Compliance, Safety and Accountability (“CSA”) program, which imposes additional safety standards on the industry.

Strong Management Team with a Track Record of Success

Our management team, led by our Chief Executive Officer, Gary Enzor, successfully navigated our business through the recent economic slowdown by implementing cost savings measures and by leading the transition to an independent affiliate-based network, among other initiatives. As a result, we believe we are well positioned to benefit from an economic recovery. Mr. Enzor, as well as our President and Chief Operating Officer, Steve Attwood, our Executive Vice President and Chief Financial Officer, Joe Troy, and other senior managers have significant managerial, operational and financial experience and have a demonstrated ability to respond to operational challenges and enhance shareholder value.

Independent Affiliates

In our chemical logistics segment and to a lesser extent our energy logistics segment, we operate with an asset-light structure designed to reduce our assets employed and capital expenditure requirements. In furtherance of this, we maintain contractual relationships with independent trucking companies who agree to provide their equipment and expertise to support the provision of transportation services exclusively to our customers in defined markets. We refer to these independent companies as our independent affiliates.

In exchange for the services rendered, independent affiliates are normally paid an agreed upon percentage of the revenues collected on each load hauled. Independent affiliates pay all tractor operating expenses for tractors they own and lease such as fuel, physical damage insurance, tractor maintenance, fuel taxes and highway use taxes. However, we reimburse independent affiliates for certain expenses passed through to our customers, such as tolls and scaling charges. We operate programs intended to benefit independent owner-operators by reducing their operating expenses for business requirements such as tractors, fuel, tires, occupational accident insurance and physical damage insurance.

We generated approximately 90%, 93% and 94% of our chemical logistics transportation revenue in the years ended December 31, 2012, 2011 and 2010, respectively, from independent affiliates. We generated approximately 23% and 45% of our energy logistics transportation revenue in the years ended December 31, 2012 and 2011, respectively, from independent affiliates. This change was the result of the 2012 Energy Acquisitions which are mainly operated as company terminals. Due to several factors, including our ownership of the customer contracts and relationships, our provision of back-office support in areas such as collections, billing and claims, our direct relationships with independent owner-operators, the presence of non-compete agreements with the independent affiliates, and, in some cases, our ownership of the trailers utilized in the contracted business, our relationships with the independent affiliates tend to be long-term in nature, with minimal turnover. We also monitor volume performance of each independent affiliate on a regular basis to ensure operating performance is in line with management’s expectations. We work proactively with our affiliates to take corrective action or render assistance where appropriate and have certain contractual mechanisms in place to remedy sustained underperformance.

Independent Owner-Operators

We and our independent affiliates extensively utilize independent owner-operators. Independent owner-operators are independent contractors who, through contracts with our operating subsidiaries, supply one or more tractors and drivers for our subsidiaries’ or independent affiliates’ use. Independent owner-operators’ contracts generally are terminable by either party upon short notice.

In exchange for the services rendered, independent owner-operators are normally paid an agreed upon percentage of the revenues collected on each load hauled or on a per mile rate. The percentage of revenues paid to independent owner-operators by us is lower than the percentage paid to our independent affiliates, which have a different cost structure. Independent owner-operators pay all tractor operating expenses such as fuel, physical damage insurance, tractor maintenance, fuel taxes and highway use taxes. However, we reimburse independent owner-operators for certain expenses passed through to our customers, such as tolls and scaling charges.

We compete with other motor carriers for the services of our drivers and independent owner-operators. Our overall size and our reputation for good relations have enabled us to attract qualified professional drivers and independent owner-operators.

Employees and Independent Owner-Operators

At December 31, 2012, we utilized 3,277 drivers of which 2,289 were utilized in our chemical logistics segment, 615 were utilized in our energy logistics segment and 373 were utilized in our intermodal segment. Of this total, 1,370 were independent owner-operators, 1,277 were independent affiliate drivers, and 630 were company employee drivers. Our energy logistics business also provides 3PL services and therefore utilizes other third party carriers.

Company Personnel

At December 31, 2012, we employed 1,371 personnel (excluding drivers). Of this total, 598 were employed in our energy logistics segment, 460 were employed in our intermodal segment and 313 were employed in our chemical logistics segment.

Union Labor

At December 31, 2012, we had 137 employees and our independent affiliates had 7 employees who were members of the International Brotherhood of Teamsters. All 144 unionized employees are utilized in our chemical logistics segment.

Tractors and Trailers

As of December 31, 2012, we managed a fleet of approximately 2,800 tractors, 5,200 trailers and 1,400 energy logistics equipment utilized by either us, our independent affiliates, independent owner-operators, or shippers. The majority of our trailers are single compartment, chemical-hauling trailers. The balance of the fleet is made up of multi-compartment trailers, dry bulk trailers, and special use energy equipment. The chemical transport units typically have a capacity between 5,000 and 7,800 gallons and are designed to meet DOT specifications for transporting hazardous materials. Each trailer is designed for a useful service life of 15 to 20 years, though this has successfully been extended by us through upgrades and modifications. Each tractor is designed for a useful life of five to seven years, though this can also be extended through upgrades and modifications. Our energy logistics equipment utilized for transporting fresh water and disposal water, typically has a capacity between 4,600 and 5,500 gallons and typically has a useful service life of 4 to 15 years. Our energy logistics equipment utilized for hauling oil, typically has a capacity between 8,000 and 10,000 gallons, is designed to meet DOT specifications, and typically has a useful service life of 10 to 15 years.

We utilize our own and third-party repair shops for inspecting and repairing our fleets. Our systems enable us to determine when inspections and scheduled maintenance needs to be performed.

The following tables show the approximate number and age of tractors, trailers and energy logistics equipment we managed in all of our businesses as of December 31, 2012 and 2011:

TRACTORS (1)	LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	GREATER THAN 10 YEARS	2012 TOTAL	2011 TOTAL
Company	490	198	116	8	812	587
Independent Affiliate	331	241	358	111	1,041	1,173
Independent Owner-Operator	50	155	367	350	922	1,042

Total	871	594	841	469	2,775	2,802

TRAILERS (1)(2)	LESS THAN 5 YEARS	5~10 YEARS	11~15 YEARS	16~20 YEARS	GREATER THAN 20 YEARS	2012 TOTAL	2011 TOTAL
Company (3)	601	259	930	890	883	3,563	3,665
Independent Affiliate	139	108	330	273	509	1,359	1,507
Independent Owner-Operator	—	—	—	1	—	1	—
Shipper-Owned	11	137	17	23	44	232	242

Total	751	504	1,277	1,187	1,436	5,155	5,414

ENERGY LOGISTICS EQUIPMENT (4)	LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	11-15 YEARS	GREATER THAN 15 YEARS	2012 TOTAL	2011 TOTAL
Company	721	62	85	16	61	945	134
Independent Affiliate	45	—	—	—	—	45	83
Independent Owner-Operator	69	30	110	80	80	369	—

Total	835	92	195	96	141	1,359	217

(1)	Age based upon original date of manufacture; tractor/trailer may be substantially refurbished or re-manufactured.

(2)	Excludes approximately 1,500 chassis utilized in the intermodal segment.
(3)	Includes approximately 300 chassis utilized in the chemical logistics segment.
(4)	Includes tractors, trailers and combination equipment.

Technology

We rely heavily on information technology and communications systems to operate our business and manage our network in an efficient manner. In contrast to many of our smaller competitors, we have equipped our drivers with various mobile communications systems that enable us to monitor our tractors and communicate with our drivers in the field and enable customers to track the location and monitor the progress of their cargo through the Internet. During 2011, we implemented EOBRs within our U.S. chemical logistics network and in 2012 began implementing EOBRs within our intermodal business.

Risk Management, Insurance and Safety

The primary insurable risks associated with our business are motor vehicle related bodily injury and property damage, workers’ compensation and cargo loss and damage (which includes spills, chemical releases and contaminations). We maintain insurance and self-insurance programs against these risks and are subject to liability as a self-insurer to the extent of the deductible under each policy. We currently maintain liability insurance for bodily injury and property damage with an aggregate limit on the coverage in the amount of $40.0 million, with a $2.0 million per incident deductible.

We currently maintain a $1.0 million per incident deductible for workers’ compensation insurance coverage, except in those states where state-run workers’ compensation programs do not provide for deductibles. We are insured over our deductible up to the statutory requirement and we are self-insured for damage or loss to the equipment we own or lease and for cargo losses.

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

Environmental Matters

It is our policy to comply with all applicable environmental, safety and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. We have obtained independent certification that our management system is in place and functions according to professional standards and we continue to evaluate and continuously improve our Responsible Care® Management System performance. Our current activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, disposal water, and crude oil, which in many cases are classified as hazardous materials or hazardous substances. The energy logistics business operates disposal wells for non-conventional oil drilling wastewater. In addition, our former tank wash business (which was sold in 2009) and the remaining limited tank wash activities involve the generation, storage, discharge and disposal of wastes that may contain hazardous substances. As such, we and others who operate in our industry are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. Under certain of these laws, we could also be subject to allegations of liability for the activities of our independent affiliates or independent owner-operators.

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

Environmental Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account the reserves described below, should not be material to our business or financial condition. As of December 31, 2012 and 2011, we had reserves in the amount of $9.0 million and $10.1 million, respectively, for all environmental matters, of which the most significant are presented and discussed below.

	Number of Sites		Reserves (in millions)
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Multi-party sites	15	18	$1.7	$2.2
Sole party sites:
Bridgeport, New Jersey	1	1	4.8	5.3
William Dick, Pennsylvania	1	1	0.7	0.9
Other Properties	6	6	1.8	1.7

Total	23	26	$9.0	$10.1

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

Property Contamination Liabilities—Multi-Party Sites

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 23 sites. At 15 of the 23 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 1 of the 15 sites, we are participating in the initial study to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 2 of the 15 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated all future expenditures for these 15 multi-party environmental matters to be paid over the next five years to be in the range of $1.7 million to $3.8 million. As of December 31, 2012, we have reserved $1.7 million.

Sole Party Sites

At 8 of the 23 sites, we are alleged to be the only responsible party and are in the process of conducting investigations and/or remediation projects. Five of these projects relate to operations conducted by CLC and its subsidiaries prior to our acquisition of CLC in 1998. These five sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; and (5) Charleston, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these five CLC sites is discussed in more detail below. We have estimated future expenditures over the next five years for these eight properties to be in the range of $7.3 million to $16.7 million. As of December 31, 2012, we have reserved $7.3 million.

Bridgeport, New Jersey

QDI is required under the terms of three federal consent decrees to perform remediation work at this operating truck terminal and tank wash site. CLC entered into consent orders with the U.S. Environmental Protection Agency (“USEPA”) in 1991 to treat groundwater, in 1998, to remove contamination in the wetlands, and in 2010, to assess and remediate contaminated soils at the site.

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began long-term operations in July 2011 and is in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA to continue in 2012, and USEPA has requested additional monitoring through 2017. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered into a consent order with USEPA, in 2010, to perform the remediation work, which will consist of in-place thermal treatment. In late 2012, USEPA concluded that our additional required site investigation work for delineation purposes is now complete. The preliminary engineering design effort for the contaminated soils was started. We have estimated aggregate expenditures for the Bridgeport location over the next five years to be in the range of $4.8 million to $8.5 million. As of December 31, 2012, we have reserved $4.8 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in 1995 to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a groundwater treatment facility with local discharge in 2007 and the treatment facility began operations in 2010. Although initial soil treatment was completed in 2007, test results indicated that soil clean-up objectives were not fully achieved. Soil piles from isolated discrete removal actions were subsequently treated on-site; we are awaiting approval from USEPA that this work is complete. Negotiations are on-going with USEPA over further limited soil remediation consisting of targeted in-situ chemical treatment that may be needed at the site. We have estimated aggregate expenditures for the William Dick location over the next five years to be in the range of $0.7 million to $3.4 million. As of December 31, 2012, we have reserved $0.7 million.

Other Properties

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation (“NYSDEC”) in 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. The remedial design work plan has been approved by the NYSDEC and the remedial action phase is expected to begin in 2013.

Scary Creek, West Virginia: CLC received a cleanup notice from the state environmental authority in 1994. The state and we have agreed that remediation can be conducted under the state’s voluntary clean-up program (instead of the state superfund enforcement program). We are currently completing the originally planned remedial investigation and the additional site investigation work.

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at this truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. In 2012, we entered into the state’s voluntary clean-up program which requires us to perform additional sampling to close the site. Initial sampling work has commenced at the site.

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

We have estimated aggregate future expenditures over the next five years for Tonawanda, Scary Creek, Charleston and ISRA New Jersey to be in the range of $1.8 million to $4.8 million. As of December 31, 2012, we have reserved $1.8 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Motor Carrier and Other Regulation

As a motor carrier, we are subject to regulation by the FMCSA, which is a unit of the DOT. The FMCSA enforces comprehensive trucking safety regulations and performs certain functions relating to such matters as motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from independent owner-operators. There are additional regulations specifically relating to the tank truck industry, including testing and specifications of equipment and product handling requirements. We may transport most types of freight to and from any point in the United States over any route selected by us. The trucking industry is subject to possible and anticipated regulatory and legislative changes, including changes contemplated by the Moving Ahead for Progress in the 21st Century Act (“Map-21”), that may affect the economics of the industry by requiring changes in operating practices, restricting and taxing emissions or by changing the demand for common or contract carrier services or the cost of providing services. Some of these possible changes may include increasingly more stringent environmental regulations, increasing control over the transportation of hazardous materials, changes in the hours-of-service regulations which govern the amount of time a driver may drive in any specific period of time, safety-based driver hiring restrictions, heightened bonding or insurance requirements, limits on vehicle weight and size and changes intended to address climate change. Map-21 requires the U.S. Department of Transportation to promulgate rules and regulations mandating the use of EOBRs.

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. To a large degree, intrastate motor carrier operations are subject to safety and hazardous material transportation regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations mandate drug and alcohol testing of drivers and other safety personnel. In 2012, we underwent a compliance review by the FMCSA in which we retained our satisfactory DOT safety rating. Any downgrade in our DOT safety rating (as a result of the new CSA regulations described below, or otherwise) could adversely affect our business.

The FMCSA rates individual driver safety performance inclusive of all driver violations over 3-year time periods under the CSA. CSA is an FMCSA initiative designed to provide motor carriers and drivers with attention from FMCSA and state partners about their potential safety problems with an ultimate goal of achieving a greater reduction in large truck and bus crashes, injuries, and fatalities. Prior to these regulations, only carriers were rated by the DOT and the rating only included out-of-service violations and ticketed offenses associated with out-of-service violations. Under the CSA, the FMCSA may deem carriers with poor safety performance unfit to operate, which serves to prohibit the carrier from operating until its safety fitness determination improves.

Title VI of The Federal Aviation Administration Authorization Act of 1994 generally prohibits individual states, political subdivisions thereof and combinations of states from regulating price, entry, routes or service levels of most motor carriers. However, the states retained the right to continue to require certification of carriers, based upon two primary fitness criteria—safety and insurance—and retained certain other limited regulatory rights. Included in those rights, certain states require motor carriers to register with a state if operating on an intrastate basis within that state. In those states in which we operate on an intrastate basis and are required to obtain certifications or permits allowing us to so operate, we obtain those certifications or permits.

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

During 2010, we began marketing transportation services to the oil, gas and frac shale energy market. Material regulatory regimes specifically designed to regulate this industry are not currently in place. However, certain Congressional bills have been advanced that, if enacted, would subject this industry to governmental regulation. Further, federal and state environmental and other agencies might enact rules under existing statutory authority to govern this industry. The enactment of legislation regulating the frac shale natural gas and oil drilling industry, or the exercise of rulemaking authority by governmental agencies, could have a material adverse effect on the customers we serve in this industry, and accordingly could adversely affect demand for our energy logistics services, impact the profitability of this business or subject us to additional regulation.

The federal Oil Pollution Act was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972, the federal Clean Water Act, and other statutes as they pertain to prevention and response to oil spills. The Oil Pollution Act, and analogous state and local laws, subject owners of facilities used for storing, handling or transporting oil, including trucks, to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States.

Disposal wells are subject to the federal Clean Water Act, the Safe Drinking Water Act, state and local laws and regulations relating to all such laws, including those established by the Underground Injection Control Program of the EPA. All of our disposal wells require a permit for operation. These permits may be suspended or modified if a well operation is likely to result in pollution of fresh water, substantial violation of permit conditions or applicable rules, or if the well leaks. Any loss or modification of permit would adversely affect our operation of the affected well, and we could incur substantial costs to return the well to compliance, to close the well and to mitigate any impact on the environment.

Corporate Information

QDI is a Florida corporation formed in 1994. QDI is a holding company with no significant assets or operations other than the ownership of 100% of the membership units of QD LLC. QD LLC in turn owns direct and indirect interests in our operating subsidiaries.

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

Our business is dependent on various economic factors over which we have little control, that include:

•	the availability of qualified drivers;

•	access to the credit and capital markets;

•	changes in regulations concerning shipment and storage of material we transport and depot;

•	increases in fuel prices, taxes and tolls;

•	increases in costs of equipment;

•	interest rate, natural gas, oil and currency fluctuations;

•	excess capacity in the chemical logistics, energy logistics or intermodal industry;

•	changes in laws or regulations or changes in license and regulatory fees;

•	potential disruptions at U.S. ports of entry;

•	downturns in customers’ business cycles; and

•	reductions in customers’ shipping requirements.

As a result, we may experience periods of overcapacity, declining prices, lower profit margins and less availability of cash in the future. We have a large number of customers in the chemical-processing, oil, gas, and consumer-goods industries. If these customers experience fluctuations in their business activity due to an economic downturn, work stoppages, commodity price changes or other industry conditions, transportation and other services provided by us on behalf of those customers may decrease. The volume of shipments of chemical products is affected by many other industries and end use markets. Natural gas and oil drilling is affected by the market prices for those commodities.

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

These covenants may prohibit or impair us from taking actions that we believe are best for our business and shareholders. Furthermore, under the ABL Facility, we may be required to satisfy and maintain specified financial ratios under certain conditions. Our ability to meet those financial ratios can be affected by events beyond our control, and we may not meet those ratios. In addition, covenants in our debt agreements limit our use of proceeds from our ordinary operations and from extraordinary transactions. These limits may require us to apply proceeds in a certain manner or prohibit us from utilizing the proceeds in the manner we believe most beneficial.

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

We had consolidated indebtedness and capital lease obligations, including current maturities, of $418.8 million as of December 31, 2012. We must make regular payments under the ABL Facility and our capital leases and semi-annual interest payments under our 2018 Notes.

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

The ABL Facility matures August 2016. However, the maturity date of the ABL Facility may be accelerated if we default on our obligations. If the maturity of the ABL Facility and/or such other debt is accelerated, we may not have sufficient cash on hand to repay the ABL Facility and/or such other debt or be able to refinance the ABL Facility and/or such other debt on acceptable terms, or at all. The failure to repay or refinance the ABL Facility and/or such other debt at maturity would have a material adverse effect on our business and financial condition, would cause substantial liquidity problems and may result in the bankruptcy of us and/or our subsidiaries. Any actual or potential bankruptcy or liquidity crisis may materially harm our relationships with our customers, suppliers and independent affiliates.

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

The ABL Facility and the indentures governing the 2018 Notes contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. We had $55.2 million available for additional borrowing under the ABL Facility as of December 31, 2012, including a subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of indebtedness beyond this amount. Additional leverage could have a material adverse effect on our business, financial condition, results of operations or cash flows and could increase the risks described in “Our debt agreements contain restrictions that could limit our flexibility in operating our business,” and “We have substantial indebtedness and may not be able to make required payments on our indebtedness.”

Stock repurchases under our share repurchase program will diminish our cash resources, may not enhance shareholder value and could adversely affect trading in our common stock.

Our Board of Directors has approved a share repurchase program for up to $15.0 million in shares of our common stock. Any repurchases under the program would diminish our cash resources and increase our leverage, which could impact our ability to reduce our indebtedness or pursue other business opportunities that may be more valuable to our shareholders. There is no assurance that we would be able to replenish our cash resources in the future. Share repurchases may not enhance shareholder value as the price of our common stock may decline below our repurchase prices, or the repurchase prices may exceed the intrinsic value of our assets or business. The share repurchase program does not have an expiration date, does not obligate us to acquire a particular number of shares, and may be discontinued at any time. Any discontinuation of or limited repurchases under our program could negatively impact our stock price. Any repurchases would reduce the number of shares available for the public to trade, which could diminish trading volumes, increase the price volatility of our common stock and reduce our equity.

The trucking industry is extremely competitive and fragmented.

The trucking industry is extremely competitive and fragmented. No single carrier in the chemical logistics or energy logistics business has a significant market share. We compete with many other carriers of varying sizes, customers’ private fleets, railroads and, in the energy logistics market, with pipelines which may limit our growth opportunities and reduce profitability. Historically, competition has created downward pressure on the trucking industry’s pricing structure. Some trucking companies with which we compete have greater financial resources than we do.

We believe that the most significant competitive factor that impacts demand for our services is rates, and we may be forced to lower our rates based on our competitors’ pricing decisions, which would reduce our profitability. In fact, certain markets that we serve have experienced fierce price competition in recent years. With respect to certain aspects of our business, we also compete with intermodal transportation, pipelines and railroads. Intermodal transportation has increased in recent years. Growth in such forms of transport could adversely affect our market share, net sales and profit margins. Competition from non-trucking modes of transportation and from intermodal transportation would likely increase if state or federal fuel taxes were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

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

The financial condition and operating costs of our independent affiliates and independent owner-operators are affected by conditions and events that are beyond our and their control. Adverse changes in the financial condition of our independent affiliates and independent owner-operators or increases in their equipment or operating costs could cause them to seek higher revenues or to cease their business relationships with us. The prices we charge our customers could be impacted by such issues, which may in turn limit our pricing flexibility with customers, resulting in fewer customer contracts and decreasing our revenues.

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

Our energy logistics business currently serves customers in the oil, gas and frac shale energy market in the Bakken, Eagle Ford, Marcellus, Mississippian Limestone, Permian, Utica and Woodford shale regions. A shale region may yield only oil or gas or both commodities, depending upon the region. In the past, frac shale drilling activity has shifted among shales as the relative prices of oil and gas make drilling for one commodity more profitable than another. Oil or gas drilling may shift away from the shale regions in which we have operations because of these commodity price swings or for other reasons over which we have no control, such as resource discovery, new pipeline access, local drilling costs or state regulation. While certain business assets may be redistributed among shales, assets such as terminals, disposal wells and certain customer contracts are specific to discrete shale regions. Even business assets that may be redistributed or repurposed may require time and expenditures for conversion for optimal use in different shale region or for a different service. A drilling shift away from or slowdown in shales in which we have assets could result in asset-related charges and decreased revenues and have a material adverse effect on our results of operations.

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

We are self-insured and/or have deductible exposure to certain claims and are subject to the fluctuation of the insurance marketplace, all of which could affect our profitability.

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

Our insurance program includes a self insured deductible of $2.0 million per incident for bodily injury and property damage and a $1.0 million deductible for workers’ compensation. In addition, we currently maintain insurance policies with a total limit of $40.0 million, of which $35.0 million is provided under umbrella and excess liability policies and $5.0 million is provided under a truckers’ liability policy. The $2.0 million deductible per incident could adversely affect our profitability, particularly in the event of an increase in the frequency or severity of incidents. Additionally, we are self-insured for damage to the equipment that we own and lease, as well as for cargo losses and such self-insurance is not subject to any maximum limitation. We extend insurance coverage to our independent affiliates and independent owner-operators for (i) motor vehicle related bodily injury, (ii) motor-vehicle related property damage, and (iii) cargo loss and damage. Under this extended coverage, independent affiliates and independent owner-operators are responsible for only a small portion of the applicable deductibles. In addition, even where we have insurance, our insurance policies may not provide coverage for certain claims against us or may not be sufficient to cover all possible liabilities.

We are subject to changing conditions and pricing in the insurance marketplace and we cannot assure you that the cost or availability of various types of insurance may not change dramatically in the future. To the extent these costs cannot be passed on to our customers in increased prices, increases in insurance costs could reduce our future profitability and cash flow.

The trucking industry is subject to regulation, and changes in trucking regulations may increase costs.

As a motor carrier, we are subject to regulation by the FMCSA and the DOT, and by various federal, state, and provincial agencies. These regulatory authorities exercise broad powers governing various aspects such as operating authority, safety, hours of service, hazardous materials transportation, financial reporting and acquisitions. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment, product-handling requirements and drug testing of drivers. In 2012, we underwent a compliance review by the FMCSA in which we retained our satisfactory DOT safety rating. Any downgrade in our DOT safety rating (as a result of the new CSA regulations described below or otherwise) could adversely affect our business.

In December 2010, the FMCSA began to rate individual driver safety performance inclusive of all driver violations over 3-year time periods under regulations known as the CSA. CSA is an FMCSA initiative designed to provide motor carriers and drivers with attention from FMCSA and state partners about their potential safety problems with an ultimate goal of achieving a greater reduction in large truck and bus crashes, injuries, and fatalities. Prior to these regulations, only carriers were rated by the DOT and the rating only included out-of-service violations and ticketed offenses associated with out-of-service violations.

The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices, emissions or by changing the demand for common or contract carrier services or the cost of providing trucking services. Possible changes include:

•	increasingly stringent environmental regulations, including changes intended to address climate change;

•	restrictions, taxes or other controls on emissions;

•	regulation specific to the fracing industry and logistics providers to the industry;

•	changes in the hours-of-service regulations, which govern the amount of time a driver may drive in any specific period;

•	requirements leading to accelerated purchases of new trailers;

•	mandatory limits on vehicle weight and size;

•	driver hiring restrictions;

•	increased bonding or insurance requirements; and

•	mandatory regulations imposed by the Department of Homeland Security.

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

As a handler of hazardous substances, we are potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills, leakage from injection wells and other environmental releases of these substances to surface or subsurface soils, surface water or groundwater. We have incurred remedial costs and regulatory penalties for chemical, crude oil or wastewater spills and releases at our facilities or over the road. As a result of environmental studies conducted at our facilities or at third party sites, we have identified environmental contamination at certain sites that will require remediation and we are currently conducting investigation and remediation projects at eight of our facilities. In addition, we may be liable for environmental damages caused by previous owners of property purchased by us. Future liabilities and costs under environmental, health, and safety laws are not easily predicted, and such liabilities could result in a material adverse effect on our financial condition, results of operations or business reputation.

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

During periods of high trucking volumes, there is substantial competition for qualified drivers in the trucking industry. Regulatory requirements, including CSA (discussed above), and an improvement in the economy could reduce the number of eligible drivers. Furthermore, certain geographic areas have a greater shortage of qualified drivers than other areas. We operate in many of the geographic areas where there have been driver shortages in the past and have turned down new business opportunities as a result of the lack of qualified new drivers. Our voluntary implementation of EOBRs prior to implementation of the regulatory requirement resulted in greater driver turnover in 2011 and 2012 and could become an on-going competitive disadvantage until our competitors are compelled to implement EOBRs as we anticipate. Difficulty in attracting qualified personnel, particularly qualified drivers, could require us to increase driver compensation, forego available customer opportunities and underutilize the tractors and trailers in our network. These actions could result in increased costs and decreased revenues. In addition, we may not be able to recruit other qualified personnel in the future.

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

Our goodwill and long-lived assets are subject to potential asset impairment.

At December 31, 2012, goodwill and other intangible assets represented approximately $141.9 million, or approximately 27.6% of our total assets and approximately 39.9% of our non-current assets, the carrying value of which may be reduced if we determine that those assets are impaired. In addition, at December 31, 2012, net property and equipment totaled approximately $190.3 million, or approximately 37.1% of our total assets.

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

Although we expect the Greensville, Trojan, Bice and Dunn’s acquisitions to be beneficial, their expected benefits may not be realized, in the time frame anticipated or at all, because of integration or other challenges and we may become liable for liabilities of which we are currently unaware.

Achieving the expected benefits of the Greensville, Trojan, Bice and Dunn’s acquisitions will depend on the timely and efficient integration of their operations, business culture, technology and personnel with our Company. The integration may not be completed as quickly as expected, and if we fail to effectively integrate the companies or the integration takes longer than expected, we may not achieve the expected benefits of the acquisitions. In particular, to date the Bice and Dunn’s acquisitions have not produced results consistent with our expectations. The challenges involved in acquisitions include, among others:

•	potential disruption on our ongoing business and distraction of management,

•	unexpected loss of key employees or customers of Greensville, Trojan, Bice and Dunn’s,

•	conforming Greensville, Trojan, Bice and Dunn’s standards, processes, procedures and controls with our operations,

•	hiring additional management and other critical personnel, and

•	increasing the scope, geographic diversity and complexity of our operations.

We conducted due diligence investigations of Greensville, Trojan, Bice and Dunn’s operations prior to consummating these acquisitions. However, we cannot assure you that our efforts were sufficient to uncover all material information concerning such operations. As a result of such acquisitions, we may be held liable for risks and liabilities (including environmental-related costs or liabilities at disposal wells previously operated by Bice or Dunn’s or otherwise) of which we are not aware at the present time, some of which may not have been discoverable from our due diligence efforts.

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

Although only approximately 2.4% of our driver population, including independent owner-operators and employees of independent affiliates, was subject to collective bargaining agreements at December 31, 2012, unions such as the International Brotherhood of Teamsters have traditionally been active in the U.S. trucking industry. Unionized workers could disrupt our operations by strike, work stoppage or other slowdown. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization. Increased unionization of our workforce could result in higher compensation and working condition demands that could increase our operating costs or constrain our operating flexibility.

If we withdraw from any of our multi-employer pension plans, we will be liable for a proportionate share of such plan’s unfunded vested benefit liabilities upon our withdrawal.

By their nature, multi-employer pension plans carry with them risks that differ from single-employer plans. We contribute to multi-employer pension and postretirement plans in accordance with our collective bargaining agreements. Other, unrelated, employers contribute to (or have contributed to) those multi-employer plans pursuant to their respective collective bargaining agreements. Assets contributed by an employer to a multi-employer pension plan are not segregated into a separate account and are not restricted to provide benefits only to the employees of that contributing employer. If a participating employer to a multi-employer pension plan no longer contributes to the plan, as has happened in the past and may happen in the future, the unfunded obligations of the plan, including obligations to former employees of the no longer-contributing employer, may be borne by the remaining participating employers, such as us. In the event of the termination of a multi-employer pension plan, union decertification, the mass withdrawal of other employers or if we withdraw from a multi-employer pension plan, we would have material liabilities for our share of the unfunded vested liabilities of such plan.

As of December 31, 2012, we contributed to three multi-employer pension plans for employees under collective bargaining agreements. Two of those multi-employer pension plans, the Central States Southeast and Southwest Areas Pension Fund (“Central States plan”) and the New York State Teamsters Conference Pension and Retirement Fund, have been classified as carrying red zone status under the Pension Protection Act of 2006 (the “PPA”), indicating that they are less than 65% funded, while the other multi-employer pension plan to which we contributed, Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, is classified as carrying yellow zone status under the PPA, indicating that it is less than 80% funded.

We do not currently intend to withdraw from the remaining three multi-employer pension plans or take any actions that would subject us to payment of contingent obligations upon withdrawal. However, the actions of others could trigger this withdrawal liability. Based on information provided to us from the trustees of these remaining plans, we estimate our portion of the contingent liability in the case of a full withdrawal or termination from these remaining plans to be approximately $73.8 million, of which $68.8 million relates to the Central States plan, and may increase in future years. In the event that we were required to pay this unfunded liability, such payment, if it could be made at all, would have a material impact on our liquidity, operations and financial results.

New markets such as the energy logistics market have risks with which we have limited experience, and we may not be able to operate profitably in these markets and may lose our investment.

We entered into the energy logistics market in 2011 and expanded these activities through a series of acquisitions, as well as through organic growth during 2012. Although we have identified our existing contracts in this market as a source of revenue growth, we may prove unable to perform these contracts and earn anticipated revenue. We have limited experience performing energy logistics services or serving natural gas or oil drilling customers. We plan to leverage our existing network of affiliates to expand our energy market business, but our existing network may prove unsuitable for this new business. Also, our market expansion requires certain capital expenditures for specialized trailers and other start-up costs that we may be unable to recoup.

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

As of March 1, 2013, Apollo Investment Fund III, L.P. and its affiliated funds (“Apollo”) were our largest shareholder and owned or controlled approximately 17.4% of our outstanding common stock. As a result, Apollo can influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions such as acquisitions, an unsolicited tender offer and any other matters requiring a vote of shareholders. Three of our board members are partners or employees of Apollo. This concentration of ownership and board representation could delay, defer or prevent a change in control of our Company or impede a merger, consolidation, takeover or other business combination that a shareholder may otherwise view favorably.

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

The market price of our common stock could decline as a result of sales by our existing shareholders of a large number of shares of our common stock. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As of March 1, 2013, there are approximately 27.0 million shares of common stock outstanding. Approximately 5.9 million shares of common stock, as of March 1, 2013, are “restricted securities” as defined in Rule 144 under the Securities Act of 1933 or are held by affiliates.

In addition, as of March 1, 2013, we have 1.4 million shares of common stock available for issuance under our 2012 Equity Incentive Plan. As of March 1, 2013, there were outstanding options for approximately 2.3 million shares and outstanding warrants of less than 0.1 million shares of our common stock. Exercise of the warrants and of options that are in-the-money will result in dilution to existing shareholders in an amount equal to the difference in the market and exercise prices multiplied by the number of shares exercised. In addition, prior to their exercise, these options and warrants may depress the market price for our common stock.

We currently do not intend to pay dividends on our common stock.

We do not expect to pay dividends on our common stock in the foreseeable future. In addition, the ABL Facility and indentures governing our 2018 Notes contain certain restrictions on our ability to pay dividends on our common stock. Accordingly, the price of our common stock must appreciate in order to realize a gain on one’s investment. This may not occur.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Currently, we lease approximately 68,000 square feet for our administrative and corporate office headquarters in Tampa, Florida. We are currently using approximately half of this space, have subleased a portion of the unused space, and are seeking opportunities to sublet the remainder of the unused space. Our chemical logistics business and our energy logistics business do not have separate headquarters. The lease for our corporate headquarters expires in December 2017. The corporate headquarters for our Intermodal business is located in Chalmette, Louisiana, and consists of 20,000 square feet of office space. The lease expires in November 2023. We have no other location that is material to our operations.

As of December 31, our network terminals and facilities consisted of the following:

	2012 Terminals	2011 Terminals	2010 Terminals
Chemical logistics independent affiliate trucking terminals	79	89	91
Chemical logistics company-operated trucking terminals	10	6	3
Energy logistics independent affiliate energy terminals	2	2	—
Energy logistics company-operated energy terminals	8	—	—
Intermodal container services terminals/depots	9	9	8

Total	108	106	102

We currently own 47 properties. We operate trucking, energy and container services terminals and repair services as well as owning or having disposal rights with respect to 8 disposal wells.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, as of March 1, 2013 were as follows:

Name	Age	Position
Gary R. Enzor	50	Chief Executive Officer and Director
Stephen R. Attwood	61	President and Chief Operating Officer
Joseph J. Troy	49	Executive Vice President and Chief Financial Officer
John T. Wilson	38	Senior Vice President, General Counsel and Secretary
Randall T. Strutz	48	President Quality Carriers

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

John T. Wilson joined QDI in July 2012 as our Senior Vice President, General Counsel and Secretary. From March 2011 until July 2012, Mr. Wilson was in private practice. Prior to that, Mr. Wilson held various positions of increasing responsibility at Spectrum Brands Holdings, Inc. and its predecessor Spectrum Brands, Inc. from May 2005 until March 2011, including serving as Spectrum Brands’ General Counsel and Secretary from May 2007 until March 2011. Prior to joining Spectrum Brands, Mr. Wilson was an attorney with the firm of Sutherland Asbill & Brennan LLP.

Randall T. Strutz joined QDI in April of 2010 and serves as President Quality Carriers the Company’s chemical logistics business. Prior to assuming his current position in April 2012, he served as QDI’s Senior Vice President of Sales and New Business Development. Before joining QDI, Mr. Strutz held the position of Chief Executive Officer with Morgan Systems, Inc., from 2008 to 2010. Prior to Morgan Systems, Mr. Strutz worked at Pacer International from 2001 to 2007, where he held the positions of Chief Commercial Officer as well as the President of Rail Brokerage and Chief Operating Officer. From 1988 through 2001, Mr. Strutz held the positions of Financial Manager, Plant Controller, Logistics Manager, Manufacturing Manager, and Plant Manager for Thomson, S.A. Mr. Strutz also worked at Price Waterhouse from 1986 to 1988.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ Global Market (“NASDAQ”) under the symbol “QLTY”. The table below sets forth the quarterly high and low sale prices for our common stock as reported on NASDAQ.

	Common Stock
	High	Low
2012
1st quarter	$14.00	$10.97
2nd quarter	14.61	9.67
3rd quarter	11.13	8.92
4th quarter	9.50	4.91

2011
1st quarter	$12.39	$8.49
2nd quarter	13.65	10.55
3rd quarter	13.53	8.33
4th quarter	12.08	8.01

As of March 1, 2013, there were approximately 62 holders of record of our common stock.

DIVIDEND POLICY

We have not declared cash dividends on our common stock for the periods presented above and have no present intention of doing so. We currently intend to retain our future earnings, if any, to repay debt or to finance the further expansion and continued growth of our business. Additionally, our ABL Facility and the indenture governing our 2018 Notes limit QDI’s ability to pay dividends on its common stock. Future dividends, if any, will be determined by our Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

The Company currently has one active and two frozen equity compensation plans. A description of our equity based compensation plans can be found in Note 19 of the Notes to Consolidated Financial Statements for the year ended December 31, 2012. Each of these equity compensation plans was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2012:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,505,860	$6.38	1,922,932

Equity compensation plans not approved by shareholders	—	—	—

Total	2,505,860	$6.38	1,922,932

ISSUER PURCHASES OF EQUITY SECURITIES

The following table lists QDI’s share repurchases and deemed share repurchases during the three-months ended December 31, 2012. On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program, and it can be discontinued at any time that we feel additional purchases are not warranted. As of December 31, 2012, we have repurchased approximately 0.6 million shares valued at $3.7 million under the Repurchase Program. The remaining shares deemed repurchased were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands) (2)
November 2012	213,381	$6.24	192,400	$13,842
December 2012	392,693	$6.50	382,305	$11,342

Total	606,074	$6.45	574,705	$11,342

(1)	The difference between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Program reflects shares deemed repurchased that were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.
(2)	Represents the amount remaining in the Repurchase Program as of the end of the period noted.

PERFORMANCE GRAPH

The following graph depicts a comparison of cumulative total shareholder returns for us as compared to the NASDAQ Transportation Index and the NASDAQ Stock Market (U.S.) Index. The graph assumes the investment of $100 on December 31, 2007 through December 31, 2012 and the reinvestment of any dividends issued during the period.

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

The consolidated statements of operations data set forth below for the years ended December 31, 2012, 2011 and 2010 and the historical balance sheet data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements included under Item 8 of this report. The historical statements of operations data for the years ended December 31, 2009 and 2008 and the historical balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements that are not included in this report.

	YEAR ENDED DECEMBER 31
	2012	2011	2010	2009	2008
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data (1)
Operating revenues	$842,118	$745,951	$686,598	$613,609	$815,290
Operating expenses:
Purchased transportation	552,524	522,866	471,792	369,460	462,706
Depreciation and amortization	21,090	14,413	16,004	20,218	21,002
Impairment charge (2)	—	—	—	148,630	—
Other operating expenses	219,361	150,993	162,067	190,477	298,604

Operating income (loss)	49,143	57,679	36,735	(115,176)	32,978
Interest expense, net	29,258	28,912	35,548	28,047	35,120
Write-off of debt issuance costs	—	3,181	7,391	20	283
Gain on extinguishment of debt	—	—	—	(1,870)	(16,532)
Other (income) expense	(2,864)	214	791	1,912	(2,945)

Income (loss) before taxes	22,749	25,372	(6,995)	(143,285)	17,052
(Benefit from) provision for income taxes	(27,327)	1,941	411	37,249	4,940

Net income (loss) attributable to common shareholders	$50,076	$23,431	$(7,406)	$(180,534)	$12,112

Net income (loss) per common share:
Basic	$1.89	$1.01	$(0.36)	$(9.28)	$0.63
Diluted	1.84	0.96	(0.36)	(9.28)	0.62
Weighted average common shares outstanding:
Basic	26,502	23,088	20,382	19,449	19,379
Diluted	27,207	24,352	20,382	19,449	19,539

	YEAR ENDED DECEMBER 31
	2012	2011	2010	2009	2008
	(DOLLARS IN THOUSANDS, EXCEPT TERMINAL, TRAILER, TRACTOR AND ENERGY LOGISTICS EQUIPMENT DATA)
Other Data (1)
Net cash provided by operating activities	$17,002	$35,399	$21,071	$39,756	$19,593
Net cash (used in) provided by investing activities	(131,683)	(30,458)	(1,079)	9,577	(8,524)
Net cash provided by (used in) financing activities	113,332	(2,642)	(23,879)	(50,515)	(13,485)
Number of terminals at end of period	108	106	102	108	149
Number of trailers managed at end of period	5,155	5,414	5,738	6,410	7,115
Number of tractors managed at end of period	2,775	2,802	2,901	2,839	3,224
Number of energy logistics equipment managed at end of period	1,359	217	—	—	—

Balance Sheet Data at Year-End (1)
Working capital	$77,570	$45,790	$34,955	$19,016	$44,967
Total assets	513,603	302,395	271,335	279,616	502,103
Total indebtedness, including current maturities	418,806	307,063	317,332	321,284	362,586
Shareholders’ (deficit) equity	(18,440)	(106,185)	(146,379)	(140,736)	31,020

(1)	On November 1, 2011, we acquired 100% of the stock of Greensville Transport Company (“Greensville”). The results of Greensville have been included in our results since the date of the acquisition. On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”). The results of Trojan have been included in our results since the date of acquisition. On June 1, 2012, we acquired certain operating assets of Wylie Bice Trucking, LLC and the operating assets and rights of RM Resources, LLC, collectively (“Bice”). The results of Bice have been included in our results since the date of acquisition. On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Service, Inc. and the operating assets and rights of Nassau Disposal, Inc., collectively (“Dunn’s”). The results of Dunn’s have been included in our results since the date of acquisition.
(2)	The impairment charge resulted from an impairment analysis of goodwill and intangible assets performed during the quarter ended June 30, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America and are also the largest provider of intermodal ISO tank container and depot services in North America. In 2011, we began providing logistics services to the unconventional oil and gas frac shale energy markets. We operate an asset-light business model and service customers across North America through our network of 89 terminals servicing the chemical markets, 9 ISO tank depot services terminals (intermodal) servicing the chemical and other bulk liquid markets and 10 terminals servicing the energy markets.

Chemical Logistics

Through our subsidiary, QCI, we coordinate the transport of a broad range of chemical products and provide our customers with logistics and other value-added services. Through our North American network, we are a core carrier for many of the major companies engaged in chemical processing. We believe the diversity of our customer base, geography and end-markets provide a competitive advantage.

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

Chemical bulk tank truck industry growth is generally dependent on volume growth in the industrial chemical industry, the rate at which chemical companies outsource their transportation needs, the overall capacity of the rail system, and, in particular, the extent to which chemical companies make use of the rail system for their bulk chemical transportation needs. We also believe that North American chemical producers will gain a global competitive advantage and grow domestic production (thus shipments which we can service) through the use of low cost energy sources, primarily natural gas and natural gas liquids.

The chemical bulk tank truck industry is characterized by high barriers to entry such as the time and cost required to develop the operational infrastructure necessary to handle sensitive chemical cargo, the financial and managerial resources required to recruit and train drivers, substantial and increasingly more stringent industry regulatory requirements, strong customer relationships and the significant capital investments required to build a fleet of equipment and establish a network of terminals and independent affiliates.

Our transportation revenue in the chemical logistics segment is principally a function of the volume of shipments by the bulk chemical industry, prices, the average number of miles driven per load, our market share and the allocation of shipments between tank truck transportation and other modes of transportation such as rail. Additionally, it is common practice in the bulk tank truck industry for customers to pay fuel surcharges.

Energy Logistics

Our energy logistics business began operations in the second quarter of 2011 primarily as a third party logistics (“3PL”) provider. We operate the business through our subsidiary, QCER. Our energy logistics business services the unconventional oil and gas frac shale energy market through the transportation of crude oil, fresh water, flowback and produced brine water, and the disposal of flowback and produced brine water, as well as providing services ancillary to these activities. During 2012, we expanded our energy logistics business through the following acquisitions:

•

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services, which operates in the Eagle Ford shale. We paid $8.7 million in cash at closing, plus $1.0 million in cash in January 2013 upon the satisfaction of certain operating and financial performance criteria.

•

On June 1, 2012, we acquired certain operating assets of Wiley Bice Trucking, LLC and certain operating assets and rights of RM Resources, LLC, (collectively “Bice”), which operates in the Bakken shale region, for $81.4 million in aggregate consideration, with up to an additional $19.0 million in cash consideration payable one year after the closing date if certain future operating and financial performance criteria are satisfied.

•

On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Services, Inc. and its related company Nassau Disposal, Inc., (collectively “Dunn’s”), which operates in the Marcellus, Woodford and Utica shale regions for an aggregate purchase price of $34.3 million, with up to an additional $3.6 million in cash consideration payable one year after the closing date if certain future operating and financial performance criteria are satisfied.

As of December 31, 2012, we operate in the Bakken, Eagle Ford, Permian, Marcellus, Woodford, Utica and Mississippian Limestone shale regions in North America, all of which drill for both oil and natural gas with the exception of Marcellus, which is solely natural gas. We continue to evaluate the potential for expansion into additional shales, which would provide additional diversification to our business. Our strategy to target multiple resource rich shales helps to diversify our customer offerings, lessen the impact of swings in any one commodity and optimize equipment utilization. We currently operate approximately 1,400 units (tractors, trailers and combination equipment) of energy equipment in this market across a diverse customer base.

Our energy logistics business is primarily involved in fluid management and logistics in the upstream segment of the energy industry, through its services in connection with the establishment of production wells, and the midstream segment of the energy industry, in connection with the transportation of crude oil. We believe the market for services such as those provided by our energy logistics business was approximately $5.0 to $7.0 billion in 2011. The industry is made up of providers that include independent national or regional trucking and logistics companies such as QCER, trucking and logistics companies owned by or dedicated to large oil and gas companies, and local providers focused on one or more particular shales. Energy logistics providers are impacted by the level of new drilling activity, which impact the transportation of fresh water and flowback water used and the provision of related services used in those activities, and the number of active wells, which impacts the transportation of crude oil and produced water and the provision of related services used in those activities. The energy logistics market is also impacted by market prices for oil and gas, which influence the production activities of our customers, the prices they are willing to pay for our services, and the shales in which they operate. We expect regulation of this industry to increase over time but believe that the scope of our operations and our experience with regulation in our chemical logistics business will facilitate our adaptation to new regulations and may provide us with an advantage over some of our competitors.

Intermodal

Our subsidiary, Boasso, provides intermodal ISO tank container transportation and depot services, through terminals located in the eastern half of the United States. In the fourth quarter of 2011, Boasso expanded its operations through the acquisition of Greensville Transport Company, which operates at a port located in Norfolk, Virginia. Boasso’s revenues are impacted by United States chemical import/export volume, in particular the number and volume of shipments through ports at which Boasso has terminals, as well as their market share at those ports.

In addition to intermodal tank transportation services, Boasso provides tank cleaning, heating, testing, maintenance and storage services to customers. Boasso provides local and over-the-road trucking primarily within the proximity of the port cities where its depots are located. Chemical manufacturers have sought to efficiently transport their products on a global basis by utilizing ISO tank containers, and we believe the resulting demand for distributors that can offer a broad range of services within the supply chain will drive future growth in this sector. We believe that our intermodal business will benefit from these trends because of its market leadership, experience and track record.

The intermodal ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products. The proliferation of global import/export of bulk liquid chemicals has driven the movement of basic manufacturing out of the United States and has resulted in an increase in chemical plant infrastructure to service these off-shore industries. Driven by this globalization, the intermodal ISO tank container market is a growing sector of the overall liquid bulk chemical transportation sector. Demand for intermodal ISO tank containers is impacted by the aggregate volume of imports and exports of chemicals through United States ports. Demand is also impacted by the shift in modes of transportation, from drums to ISO tank containers. Economic conditions and differences among the laws and currencies of foreign nations may also impact the volume of shipments. We operate in the global intermodal ISO tank container transportation and depot services market, which we believe was approximately a $1.0 to $2.0 billion market in 2011.

Our Networks

Our businesses have networks that consist of terminals owned or operated by independent affiliates and terminals owned or operated by us and a driver pool consisting of independent owner-operator drivers, affiliate-employed drivers and company-employed drivers. Independent affiliates are independent companies with which we contract to operate trucking terminals and provide transportation services exclusively on our behalf in defined markets. The independent affiliates generally provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Due to several factors, including our ownership of the customer contracts and relationships, our provision of back-office support in areas such as claims, our direct relationship with independent owner-operators,, the presence of non-compete agreements with the independent affiliates, and, in some cases, our ownership of the trailers utilized in the contracted business, our relationships with the independent affiliates tend to be long-term in nature, with minimal voluntary turnover. Independent owner-operators are generally individual drivers who own or lease their tractors and agree to provide transportation services to us under contract.

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

At present, our businesses rely upon independent affiliates and independent owner-operators to varying degrees. Our chemical logistics business operates primarily through independent affiliate terminals located throughout the continental United States and independent owner-operator drivers. Our intermodal business relies primarily on company terminals located near ports in the eastern half of the United States and independent owner-operator drivers. Our energy logistics business currently relies primarily upon company terminals, which will affect the overall mix of our asset-light business, located near shale regions that have historically experienced frac shale drilling for natural gas and oil and independent owner-operator drivers; however, it also operates through independent affiliate terminals in certain shale regions. We expect to continue to add independent affiliates and owner-operators with the goal to reduce the capital burden of this business while improving return on invested capital.

The following table shows the approximate number of terminals, drivers, tractors, trailers, energy logistics equipment and chemical logistics transportation billed miles that we manage (including independent affiliates and independent owner-operators) as of December 31:

	2012	2011	2010
Terminals(1)	108	106	102
Drivers(2)	3,277	2,741	2,730
Tractors	2,775	2,802	2,901
Trailers	5,155	5,414	5,738
Energy logistics equipment(3)	1,359	217	—
Chemical Logistics Transportation Billed Miles (in thousands)	103,347	107,760	115,868

(1)	Refer to Item 2. Properties for terminals by segment
(2)	Includes approximately 600 and 160 drivers for the energy logistics business as of December 31, 2012 and 2011, respectively.
(3)	Includes tractors, trailers and combination equipment.

Recent Significant Transactions

November 2012 Share Repurchase Program

On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under the Repurchase Program, and it can be discontinued at any time that we feel additional purchases are not warranted. As of December 31, 2012, we have repurchased approximately 0.6 million shares valued at $3.7 million under the Repurchase Program.

October 2012 Acquisition of an Independent Affiliate

Due to financial and operational difficulties encountered by one of our independent affiliates, we terminated our business relationship with this independent affiliate during the third quarter of 2012. On October 17, 2012, we acquired the business, certain operating assets and certain liabilities of this independent affiliate for a purchase price of $17.1 million, paid in cash at closing. Of the total $17.1 million, we allocated $15.5 million to property and equipment and $1.6 million to goodwill. This independent affiliate operated eight terminals within the chemical logistics segment and one terminal within the energy logistics segment. Four chemical logistics terminals were transitioned to other independent affiliates, with the remaining terminals transitioned to company operations. During this transition, operating results for the third and fourth quarters of 2012 were adversely impacted in aggregate by $4.4 million of greater than expected operating costs and reduced profitability. Despite the costs involved in the transition, we were able to provide a smooth transition of the servicing of those customers back to us and to other independent affiliates.

September 2012 ABL Facility Amendment

On September 27, 2012, we entered into an amendment to our ABL Facility. The amendment increased our maximum borrowing capacity under the facility from $250.0 million to $350.0 million. The maturity, interest rate and other material terms and conditions under the ABL Facility remained the same.

August 2012 Asset Acquisition—Dunn’s Tank Service and Nassau Disposal, Inc.

On August 1, 2012, we acquired the operating assets of Dunn’s Tank Service, Inc. and the operating assets and rights of Nassau Disposal, Inc., collectively (“Dunn’s”), for an aggregate purchase price of $34.3 million paid in cash. Of the total $34.3 million, we allocated $12.2 million to property and equipment, $17.3 million to goodwill and $4.8 million to intangibles. An additional $3.6 million in cash consideration may be payable if certain future operating and financial performance criteria are satisfied, although we do not currently expect those criteria to be met. Dunn’s is headquartered in Velma, Oklahoma and provides transportation services to the unconventional oil and gas industry within the Marcellus, Woodford and Utica shale regions, primarily hauling flowback and production water for various energy customers. For its fiscal year ended December 31, 2011, Dunn’s had revenues of approximately $17.5 million. Pro forma information for the acquisition has not been presented as the acquisition was deemed immaterial. The results of the Dunn’s acquisition are included in our energy logistics segment from the date of acquisition.

June 2012 Asset Acquisitions—Wylie Bice Trucking, LLC and RM Resources, LLC

On June 1, 2012, we acquired certain operating assets of Wylie Bice Trucking, LLC and the operating assets and rights of RM Resources, LLC, (collectively “Bice”) for an aggregate purchase price of $81.4 million, plus potential additional consideration of $19.0 million, to be paid in cash, subject to Bice achieving certain future operating and financial performance criteria. Headquartered in Killdeer, ND, Bice provides transportation services to the unconventional oil and gas frac shale industry within the Bakken shale region, primarily hauling fresh water, flowback and production water, and oil for numerous energy and other customers. The flowback and production water Bice hauls is primarily disposed of utilizing five salt water injection wells we originally purchased from Bice. In accordance with the asset purchase agreement, Bice delivered a sixth disposal well in December 2012. On a combined basis for its fiscal year ended December 31, 2011, Bice had revenues of approximately $106.0 million. Unaudited pro forma consolidated results for these acquisitions are presented in Note 1 of Notes to Consolidated Financial Statements included in Item 1 of this report. The results of the Bice acquisitions are included in our energy logistics segment from the date of acquisition.

April 2012 Asset Acquisition—Trojan Vacuum Services

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”). The purchase price was $8.7 million, paid in cash at closing, plus $1.0 million paid in cash upon satisfaction of certain operating and financial performance criteria. Of the total $8.7 million, we allocated $4.1 million to property and equipment, $4.3 million to intangibles and $0.3 million to goodwill. In January 2013, the full $1.0 million was paid in cash as the operating and financial performance criteria were met. Trojan is headquartered in Pleasanton, TX and provides transportation service to the unconventional oil and gas industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers. For its fiscal year ended December 31, 2011, Trojan had revenues of approximately $13.5 million. Pro forma information for the acquisition has not been presented as the acquisition was deemed immaterial. The results of the Trojan acquisition are included in our energy logistics segment from the date of acquisition.

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

November 2011 Intermodal Acquisition—Greensville Transport Services

On November 1, 2011, Boasso acquired all of the outstanding stock of Greensville Transport Company (“Greensville”). The initial purchase price was $8.6 million, paid in cash. Of the total $8.6 million, we allocated $3.5 million to goodwill, $2.5 million to intangibles, $1.4 million to accounts receivable and $1.2 million to property and equipment. An additional $0.5 million was paid in cash in December 2012 upon satisfaction of certain operating and financial performance criteria. An additional $0.5 million was paid in cash for a Section 338(h)(10) tax election and a working capital adjustment. Greensville is headquartered in Chesapeake, Virginia and is a leading provider of ISO tank container and depot services with access to ports in Virginia, Maryland and South Carolina. Pro forma information for the acquisition has not been presented as the acquisition was deemed immaterial. The results of the Greensville acquisition are included in our intermodal segment from the date of acquisition.

August 2011 ABL Facility Refinancing

On August 19, 2011, we entered into a credit agreement for a new senior secured asset-based revolving credit facility (the “ABL Facility”). The ABL Facility provides for a revolving credit facility with a maturity of five years and initially had a maximum borrowing capacity of $250.0 million. The ABL Facility includes a sublimit of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The ABL Facility replaced our previous asset-based revolving credit facility entered into on December 18, 2007 and its related collateral arrangements and guarantees.

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

The asset lives used are presented in the following table:

Average Lives (in years)
Buildings and improvements	10 - 25
Tractors and terminal equipment	5 - 7
Trailers	15 - 20
Energy logistics equipment	4 - 15
Disposal wells	5 - 15
Furniture and fixtures	3 - 5
Other equipment	3 - 10

Building improvements are recorded at the shorter of the lease term or useful life. Tractor and trailer rebuilds, which are recurring in nature and extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 3 to 10 years, based on the type and extent of these rebuilds. Maintenance and repairs are charged directly to expense as incurred. Management estimates the useful lives of these assets based on historical trends and the age of the assets when placed in service. Any changes in the actual lives could result in material changes in the net book value of these assets. Additionally, we estimate the salvage values of these assets based on historical sales or disposals, and any changes in the actual salvage values could also affect the net book value of these assets.

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

Goodwill and Intangible Assets—We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment arise, in accordance with Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangible assets. We evaluate goodwill for impairment by determining the fair value for each reporting unit to which our goodwill relates. At December 31, 2012, our energy logistics, intermodal and chemical logistics segments contain goodwill and other identifiable intangible assets associated with past and recent acquisitions.

The methodology applied in the analysis performed at June 30, 2012 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as of June 30, 2012, 2011 and 2010. We continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2012 through December 31, 2012. There were no indications that a triggering event has occurred. As of December 31, 2012, we had total goodwill of $104.3 million, of which $71.3 million was allocated to our energy logistics segment, $31.4 million was allocated to our intermodal segment and $1.6 million was allocated to our chemical logistics segment. As of December 31, 2012, we had total intangibles of $37.7 million, of which $20.9 million was allocated to our energy logistics segment, $16.6 million was allocated to our intermodal segment and $0.2 million was allocated to our chemical logistics segment.

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

Deferred Tax Asset—In accordance with FASB guidance, we use the asset and liability method of accounting for income taxes. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

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

During 2012, we recorded a deferred tax benefit of $28.1 million of which $35.3 related to a prior year valuation allowance release. These releases of the valuation allowance are a result of our consistent cumulative income position, improved operating results, and recent expansion of our energy business through acquisition. Our assessment of the recoverability of the deferred tax assets primarily relied on the positive evidence related to our cumulative income position as of December 31, 2012. We have determined that it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our U.S. federal and state net deferred tax assets. We will continue to maintain a valuation allowance against our net deferred tax asset related to foreign tax credits to the extent sufficient positive evidence does not exist to support their utilization. Changes in deferred tax assets and valuation allowance are reflected in the provision for income taxes line in our consolidated statements of operations.

At December 31, 2012, we had an estimated $75.1 million in federal net operating loss carryforwards, $3.6 million of unrecognized federal operating loss carryforwards related to excess stock compensation deductions and uncertain tax position deductions, $2.3 million in alternative minimum tax credit carryforwards and $5.3 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2030, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits will expire in years 2014 through 2022.

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

Accrued Loss and Damage Claims—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles up to $2.0 million per incident for bodily injury and property damage and up to $1.0 million for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under various policies. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of December 31, 2012, we had $20.0 million in an outstanding letter of credit to our insurance company to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance company may draw down the letter of credit. In developing liability reserves, we rely on insurance company estimates, the judgment of our own licensed claims adjusters, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Revenue Recognition—Transportation revenue, including fuel surcharges and related costs, is recognized on the date freight is delivered. Service revenue consists primarily of rental revenues (primarily tractor and trailer rental), intermodal and depot revenues, disposal well services revenues, tank wash revenues and insurance related administrative services. Rental revenues from independent affiliates, independent owner-operators and third parties are recognized ratably over the lease period. Intermodal and depot revenues, consisting primarily of repair and storage services, are recognized when the services are rendered. Disposal well services revenues are recognized when the services are rendered. Insurance related administrative service revenues are recorded ratably over the service period. We recognize all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted with our customers.

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

Stock Compensation Plans—Stock compensation is determined by the assumptions required under the FASB guidance. The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $3.2 million and $2.9 million for the year-ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was approximately $4.1 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost generally varies from two to four years. For further discussion on stock-based compensation, see Note 19 of Notes to Consolidated Financial Statements included in Item 15 of this report.

Pension Plans—We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover certain vested salaried participants and retirees and certain other vested participants and retirees under an expired collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as discount rates (3.90% to 4.50%) and assumed rates of return (7.00% to 8.00%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

We had an accumulated net pension equity charge (after-tax) of $0.3 million at December 31, 2012 and an accumulated net pension equity charge (after-tax) of $5.2 million at December 31, 2011.

The discount rate is based on a model portfolio of AA-rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds, plus an assumption of future inflation. The current inflation assumption is 2.25%. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. The effects of the modifications are amortized over future periods.

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. At December 31, 2012, our projected benefit obligation (“PBO”) was $52.6 million. Our projected 2013 net periodic pension expense is $1.2 million. A 1.0% decrease in our assumed discount rate would increase our PBO to $58.8 million and decrease our 2013 net periodic pension expense less than $0.1 million. A 1.0% increase in our assumed discount rate would decrease our PBO to $47.5 million and increase our 2013 net periodic pension expense less than $0.1 million. A 1.0% decrease in our assumed rate of return would not change our PBO but would increase our 2013 net periodic pension expense to $1.5 million. A 1.0% increase in our assumed rate of return would not change our PBO but would decrease our 2013 net periodic pension expense to $0.9 million.

Restructuring—We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010. The restructuring plan consisted of various actions including termination of approximately 380 non-driver positions, the consolidation, closure or affiliation of underperforming company terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters and resulted in charges during 2008, 2009 and 2010, primarily related to our chemical logistics segment. As of December 31, 2012, approximately $2.1 million was accrued related to the restructuring charges, which are expected to be paid through 2017.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2012	2011	2010
OPERATING REVENUES:
Transportation	70.9%	69.4%	72.6%
Service revenue	14.4	14.8	15.6
Fuel surcharge	14.7	15.8	11.8

Total operating revenues	100.0	100.0	100.0
OPERATING EXPENSES:
Purchased transportation	65.6	70.1	68.7
Compensation	9.8	8.2	8.4
Fuel, supplies and maintenance	9.7	6.9	7.9
Depreciation and amortization	2.5	1.9	2.3
Selling and administrative	4.0	2.9	2.8
Insurance costs	1.9	1.9	2.3
Taxes and licenses	0.3	0.3	0.3
Communication and utilities	0.4	0.4	0.6
(Gain) loss on disposal of property and equipment	(0.1)	(0.2)	0.2
Restructuring (credit) costs	—	(0.1)	1.1

Total operating expenses	94.1	92.3	94.6

Operating income	5.9	7.7	5.4

Interest expense, net	3.5	3.9	5.2
Write-off of debt issuance costs	—	0.4	1.1
Other (income) expense, net	(0.3)	—	0.1

Income (loss) before income taxes	2.7	3.4	(1.0)
(Benefit from) provision for income taxes	(3.2)	0.3	0.1

Net income (loss)	5.9	3.1	(1.1)

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Comparability for the year ended December 31, 2012 to the year ended December 31, 2011 is affected by recent acquisitions consummated in the fourth quarter of 2011 and during 2012. In November 2011, we acquired all of the outstanding stock of Greensville, which is included in our intermodal segment. In April 2012, we acquired certain operating assets of Trojan. In June 2012, we acquired certain operating assets and rights of Bice, and in August 2012, we acquired operating assets of Dunn’s. Trojan, Bice and Dunn’s are collectively referred to as the “2012 Energy Acquisitions” and are included in our energy logistics segment.

For the year ended December 31, 2012, total revenues were $842.1 million, an increase of $96.1 million, or 12.9%, from revenues of $746.0 million for the same period in 2011. Transportation revenue increased $79.6 million, or 15.4%, primarily due to an increase in energy logistics revenue of $76.2 million, of which $61.5 million related to the 2012 Energy Acquisitions and $14.7 million related to our existing energy business which began in the second quarter of 2011. In addition, we had an increase of $10.1 million in our intermodal business due to an increase in demand and revenue related to Greensville. These increases were partially offset by a decrease in chemical logistics revenue of $6.7 million due to driver capacity constraints resulting from the installation of EOBRs, partially offset by price increases.

Service revenue increased $10.5 million, or 9.5%. This increase was primarily due to an increase in our energy logistics business of $7.5 million, of which $6.7 million was due to the 2012 Energy Acquisitions and $0.8 million related to our existing energy business. In addition, we had higher intermodal depot services revenue of $2.8 million and higher chemical logistics revenue of $0.2 million.

Fuel surcharge revenue increased $6.0 million, or 5.1%, primarily due to an increase in our intermodal business and a slight increase in fuel prices. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers. Most of these programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased $29.7 million, or 5.7%, due to an increase of $37.8 million in costs related to servicing the energy logistics market, of which $28.4 million was due to the 2012 Energy Acquisitions and $9.4 million in costs related to servicing our existing energy business. Purchased transportation also increased $6.0 million related to our intermodal business, offset by a decrease of $14.1 million in costs related to servicing the chemical logistics market. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 76.6% for the year ended December 31, 2012 versus 82.3% for the same period in 2011. Our independent affiliates generated 90.4% of our chemical logistics revenue and fuel surcharge revenue for the year ended December 31, 2012 compared to 93.4% for the comparable prior-year period. This decrease resulted from the conversion of five independent affiliate trucking terminals to company-operated terminals and the addition of one new company-operated terminal. During the 2012 and 2011 periods, we paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue.

During the year ended December 31, 2012, hauling for the energy market was performed by company-operated terminals, independent affiliates and independent third-party carriers. During this period, company-operated terminals generated approximately 77% of the energy revenue and independent affiliates and third-party carriers generated approximately 23%. We typically pay these independent contractors between 72% and 95% of transportation revenue depending on their type of association with the Company.

Compensation expense increased $21.0 million, or 34.4%, due primarily to an increase of $14.7 million in our energy logistics business, of which $11.4 million was due to the 2012 Energy Acquisitions and an increase in our intermodal business of $3.9 million, of which $1.9 million related to the acquisition of Greensville. Compensation expense in our chemical logistics business increased $2.4 million due to an increase in company terminals.

Fuel, supplies and maintenance increased $30.9 million, or 60.5%, due primarily to an increase of $18.8 million related to our energy logistics business of which $16.8 million was due to the 2012 Energy Acquisitions. We had an increase of $7.8 million related to our chemical logistics business resulting from an increase in fuel costs of $3.2 million, an increase in equipment rent expense of $3.2 million and an increase in other terminal costs of $1.4 million, primarily at our company-operated terminals. In addition, we had an increase of $4.3 million related to our intermodal business due to an increase in fuel costs of $1.7 million, an increase in repairs and maintenance expense of $1.4 million and an increase in equipment rent of $1.2 million.

Depreciation and amortization expense increased $6.7 million, or 46.3%, primarily due to an increase in depreciation for new energy logistics equipment and an increase in amortization expense for acquired intangible assets. We expect our depreciation and amortization expense to be higher in 2013 than 2012 as energy logistics equipment and intangible assets acquired during 2012 are depreciated and amortized, respectively, for a full twelve months.

Selling and administrative expenses increased $12.2 million, or 56.5%, primarily due to an increase in our chemical logistics business of $8.9 million which includes the incurrence of $4.0 million of acquisition-related costs, an increase of $1.4 million in professional fees, which includes $0.3 million for various legal settlements, a lease termination cost of $0.5 million, an increase in building rent of $0.5 million and other terminal costs of $2.2 million. In addition, our energy logistics business had increased costs of $2.6 million, of which $1.7 million is due to the 2012 Energy Acquisitions, and our intermodal business had increased costs of $0.7 million.

Insurance costs increased $1.8 million, or 12.7%, due to an increase in volume in our energy logistics business, additional premiums related to the 2012 Energy Acquisitions and settlement of a large claim. As a percentage of revenue, insurance expense was below the low end of the Company’s target range of 2% to 3% of total revenue.

We recognized a gain on disposal of revenue equipment of $1.0 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively.

In the second quarter of 2011, we recognized a restructuring credit of $0.5 million resulting from the reduction of a liability for the withdrawal from a multi-employer pension plan which was fully paid in the second quarter of 2011. In 2012, we had no restructuring credit.

For the year ended December 31, 2012, operating income was $49.1 million, a decrease of $8.5 million, or 14.8%, compared to operating income of $57.7 million for the same period in 2011. The operating margin for the year ended December 31, 2012 was 5.9% compared to 7.7% for the same period in 2011 as a result of the above-mentioned items. Operating income was negatively impacted by $4.4 million of operating costs and reduced profitability related to the transition of operations of an independent affiliate during the third and fourth quarters of 2012.

Interest expense increased $0.6 million, or 2.0%, in the year ended December 31, 2012, primarily due to an increase in our weighted average ABL Facility borrowings which were primarily used to fund the 2012 Energy Acquisitions. We expect our interest expense for 2013 to be higher than the comparable period of 2012 due to higher average debt balances.

We had no write-offs of debt issuance costs during the year ended December 31, 2012. In the year ended December 31, 2011, we wrote off $3.2 million of unamortized debt issuance costs and other bank fees of which $2.1 million resulted from the redemptions of our remaining 2013 PIK Notes in January 2011, March 2011 and July 2011 and $1.1 million related to the refinancing of our previous ABL Facility.

Other income of $2.9 million in 2012 consists primarily of the net adjustments of acquisition earnout provisions related to the acquisitions of Greensville, Trojan and Dunn’s. Other expense in 2011 consists primarily of foreign currency expense of $0.2 million.

We recognized an income tax benefit of $27.3 million for the year ended December 31, 2012, compared to a provision for income taxes of $1.9 million for the same period in 2011. The effective tax rates for the years ended December 31, 2012 and 2011 were (120.1)% and 7.7%, respectively. The effective tax rate for the year ended December 31, 2012 was impacted by a release of $35.3 million in the aggregate of our deferred tax valuation allowance. The effective tax rate in the same period in 2011 was impacted by a 100% valuation allowance recorded against our net deferred tax assets.

For the year ended December 31, 2012, net income was $50.1 million compared to net income of $23.4 million for the same period in 2011 as a result of the above-mentioned items.

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

Fuel, supplies and maintenance decreased $3.3 million, or 6.0%, due to a decrease of $5.7 million related to our chemical logistics business primarily due to lower repairs and maintenance expense of $4.7 million and lower equipment rent of $2.0 million, partially offset by an increase in fuel costs of $1.0 million from company-operated operations. Lower repairs and maintenance resulted from aggressive reduction of aged or underutilized specialty equipment in 2011. The decrease was partially offset by increased costs of $2.5 million related to our intermodal business due to an increase in repairs and maintenance expense of $1.2 million from higher revenues, increased fuel costs of $0.9 million and costs of the operations of Greensville following its acquisition of $0.4 million.

Depreciation and amortization expense decreased $1.6 million, or 9.9%, primarily due to a decrease in depreciation due to sales of revenue equipment offset by an increase in depreciation for new energy equipment.

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

Net income was $23.4 million for 2011 compared to a net loss of $7.4 million for 2010 as a result of the above-mentioned items.

Segment Operating Results

We have three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network of 25 independent affiliates and company-operated terminals, and equipment rental income;

•

Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, and crude oil for the unconventional oil and gas frac shale energy markets, primarily through company-operated terminals and 2 independent affiliates; and

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business primarily supporting the international movement of bulk liquids.

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

Summarized segment operating results are as follows (in thousands):

	Year Ended December 31, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$423,077	$105,679	$68,650	$597,406
Service revenue	67,632	8,461	45,008	121,101
Fuel surcharge	105,767	926	16,918	123,611

Total operating revenues	$596,476	$115,066	$130,576	$842,118

Segment revenue % of total revenue	70.8%	13.7%	15.5%	100.0%

Segment operating income	$37,809	$12,177	$19,259	$69,245
Depreciation & amortization	11,293	6,310	3,487	21,090
Other (income) expense, net	(1,327)	391	(52)	(988)

Operating income	$27,843	$5,476	$15,824	$49,143

	Year Ended December 31, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$429,769	$29,432	$58,579	$517,780
Service revenue	67,414	1,006	42,168	110,588
Fuel surcharge	103,487	64	14,032	117,583

Total operating revenues	$600,670	$30,502	$114,779	$745,951

Segment revenue % of total revenue	80.5%	4.1%	15.4%	100.0%

Segment operating income	$48,444	$3,081	$18,728	$70,253
Depreciation & amortization	10,418	785	3,210	14,413
Other (income) expense, net	(1,684)	—	(155)	(1,839)

Operating income	$39,710	$2,296	$15,673	$57,679

	Year Ended December 31, 2010
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$442,576	$—	$55,870	$498,446
Service revenue	70,470	—	37,004	107,474
Fuel surcharge	72,053	—	8,625	80,678

Total operating revenues	$585,099	$—	$101,499	$686,598

Segment revenue % of total revenue	85.2%	—	14.8%	100.0%

Segment operating income	$44,791	$—	$16,863	$61,654
Depreciation & amortization	13,033	—	2,971	16,004
Other expense (income), net	8,901	—	14	8,915

Operating income	$22,857	$—	$13,878	$36,735

	2012 vs 2011	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment revenues	$ change	$(4,194)	$84,564	$15,797	$96,167
	% change	(0.7)%	277.2%	13.8%	12.9%

Segment operating income	$ change	$(10,635)	$9,096	$531	$(1,008)
	% change	(22.0)%	295.2%	2.8%	(1.4)%

	2011 vs 2010	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment revenues	$ change	$15,571	$30,502	$13,280	$59,353
	% change	2.7%	100.0%	13.1%	8.6%

Segment operating income	$ change	$3,653	$3,081	$1,865	$8,599
	% change	8.2%	100.0%	11.1%	13.9%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Operating revenue:

Chemical Logistics—revenues decreased $4.2 million, or 0.7%, for the year ended December 31, 2012 compared to the same period for 2011 primarily due to a decrease in transportation revenue of $6.7 million. The decline was driven by reduced linehaul revenue resulting primarily from lower shipment volumes and the lingering effects of the implementation of electronic on-board recorders on driver counts. Although driver counts are rising slightly, industry-wide tightness in driver capacity could adversely impact our chemical logistics business for a portion of 2013. This decline was partially offset by an increase of $2.3 million of fuel surcharge revenue due to increased fuel prices and an increase of $0.2 million primarily due to increased trailer rental revenue.

Energy Logistics—revenues increased $84.6 million, or more than 100.0%, for the year ended December 31, 2012 due to our entry into the unconventional oil and gas frac shale energy market during the second quarter of 2011, the 2012 Energy Acquisitions and growth of our existing energy business through the addition of two independent affiliates.

Intermodal—revenues increased $15.8 million, or 13.8%, for the year ended December 31, 2012 compared to the same period in 2011, due to the Greensville acquisition, continued strong demand for ISO container shipments, and increases in brokerage, storage and repair business.

Segment Operating income:

Chemical Logistics—segment operating income decreased $10.6 million, or 22.0%, for the year ended December 31, 2012 compared to the same period in 2011 primarily due to acquisition costs, higher equipment rental expense, severance and lease termination costs, legal and claims settlement costs, higher repairs and maintenance and increased terminal costs. In addition, operating income was negatively impacted by $7.9 million of costs associated with the independent affiliate conversion, acquisition and severance charges and other legal settlements.

Energy Logistics—segment operating income increased $9.1 million, or more than 100.0%, for the year ended December 31, 2012 due to our entry into the unconventional oil and gas frac shale energy market in the second quarter of 2011, the 2012 Energy

Acquisitions and through the addition of two independent affiliates, partially offset by increased depreciation and amortization costs related to acquired assets. Operating income was negatively impacted by $2.3 million of operating costs and reduced profitability related to the transition of an independent affiliate and decreased volumes in the Marcellus shale region driven by lower natural gas prices.

Intermodal—segment operating income increased $0.5 million, or 2.8%, for the year ended December 31, 2012 compared to the same period in 2011 due to the acquisition of Greensville, offset by increased transportation costs and greater than expected equipment repair costs. Operating income for our intermodal segment was adversely impacted by approximately $0.7 million due to the effects of Hurricane Sandy on our Newark, NJ terminal.

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

EXCHANGE RATES

We operate primarily in the United States but also have operations in Canada and Mexico. Our results of operations are affected by the relative strength of currencies in the countries where we operate. Approximately 4.7%, 6.1% and 5.5% of our revenue in 2012, 2011 and 2010, respectively, was generated outside the United States.

In comparing the average exchange rates between 2012 and 2011, the Canadian dollar and the Mexican peso depreciated against the United States dollar by approximately 1.1% . The change in exchange rates negatively impacted revenue by approximately $0.4 million in 2012. The depreciation of the Canadian dollar was the primary reason for the less than $0.1 million net increase in cumulative currency translation loss in shareholders’ deficit for 2012.

Gains and losses included in the consolidated statements of operations from foreign currency transactions included a less than $0.1 million gain in 2012, a $0.2 million loss in 2011, and a $0.2 million gain in 2010. Risks associated with foreign currency fluctuations are discussed further in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs consist of debt service, working capital, capital expenditures, acquisitions and share repurchases . Our working capital needs depend upon the timing of our collections from customers and payments to others, as well as our capital and operating lease payment obligations. Our capital expenditures primarily relate to acquiring trailers to maintain the chemical logistics fleet and supporting our energy logistics business with growth capital. We reduce our capital expenditure requirements for our chemical logistics business by utilizing independent affiliates and independent owner-operators.

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For 2012, capital expenditures were $32.3 million and proceeds from sales of property and equipment were

$13.5 million. We generally expect our sustaining capital expenditures, net of proceeds from property and equipment sales, to be approximately 1% to 2% of operating segment revenues annually. We expect net capital expenditures to be approximately $10.0 to $15.0 million for the 2013 year. Notwithstanding our general expectation for sustaining capital expenditures, we expect net capital expenditures in 2013 to be lower than in 2012, regardless of operating revenue, as we focus on equipment rationalization. Some of our independent affiliates who are engaged with us in the chemical logistics or energy logistics markets may at times purchase some portion of this equipment from us. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses or other factors.

Debt service currently consists of required interest payments on the outstanding balance of our ABL Facility and our outstanding 2018 Notes as well as acquisition related indebtedness. We have no major debt maturities prior to August 2016, when our ABL Facility matures. During 2011, note indebtedness was comprised primarily of our 2018 Notes and our 2013 PIK Notes, though the aggregate principal balance of notes changed during 2011. We redeemed $10.0 million of our 2013 PIK Notes in January 2011. We redeemed $17.5 million of our 2013 PIK Notes with the proceeds from our common stock offering in March 2011 and redeemed the remaining $5.8 million of our 2013 PIK Notes in July 2011.

We may from time to time repurchase or redeem additional amounts of our outstanding debt or may repurchase outstanding shares of our common stock. Our Board of Directors has approved a share repurchase program for up to $15.0 million in shares of our common stock, of which $11.3 million remained available at December 31, 2012. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

Our primary sources of liquidity for operations during the 2012 and 2011 periods have been cash flow from operations and borrowing availability under the ABL Facility and our Previous ABL Facility. At December 31, 2012, we had $55.2 million of borrowing availability under the ABL Facility. We periodically make business acquisitions with cash as part or all of the consideration. Some acquisitions provide us with new assets to pledge under our ABL Facility and increase our borrowing capacity. Further, we increased our maximum borrowing capacity under the ABL Facility by amendment on September 27, 2012.

If availability under the ABL Facility is insufficient to fund future acquisitions or pay contingent consideration on previous acquisitions, we would either need to raise additional capital or use other sources of liquidity to consummate the desired transactions or meet those requirements. We believe that, based on current operations and anticipated growth, our cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated capital expenditures, operating expenses and our other anticipated liquidity needs for the next 12 months. Anticipated debt maturities in 2016, the acquisition of other businesses or other events that we do not foresee may require us to seek alternative financing, such as restructuring or refinancing our long-term debt, selling assets or operations or selling additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under any of our debt agreements and we default on our obligations, our debt could be accelerated and our assets might not be sufficient to repay in full all of our obligations.

Cash Flows

The following summarizes our cash flows for 2012, 2011 and 2010 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements:

(In Thousands)	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$17,002	$35,399	$21,071
Net cash used in investing activities	(131,683)	(30,458)	(1,079)
Net cash provided by (used in) financing activities	113,332	(2,642)	(23,879)
Effect of exchange rates	—	1	7

Net (decrease) increase in cash	(1,349)	2,300	(3,880)
Cash at beginning of period	4,053	1,753	5,633

Cash at end of period	$2,704	$4,053	$1,753

We generated $17.0 million, $35.4 million and $21.1 million in net cash provided by operating activities in 2012, 2011 and 2010, respectively. In 2012, cash provided by operating activities was lower primarily due to lower operating income and the 2012 Energy Acquisitions. In 2011, cash provided by operating activities was primarily due to improved net income, recognized gains on sales of unutilized equipment and restructuring and cost reduction efforts. Our restructuring and cost reduction efforts prior to 2011 and reductions in our trailer fleet during 2011 enabled us to generate stronger operating cash in 2011. In 2010, cash provided by operating activities was primarily due to an increase in accounts receivable in the 2010 period resulting from higher revenue, slightly offset by an increase in our restructuring accrual.

Net cash used in investing activities in 2012, 2011 and 2010 was $(131.7) million, $(30.5) million and $(1.1) million, respectively. Capital expenditures totaled $32.3 million, $38.3 million and $11.2 million in 2012, 2011 and 2010, respectively, while proceeds from sales of property and equipment were $13.5 million, $16.5 million and $10.1 million, respectively. In 2012, the increase in cash used for investing activities was primarily due to the 2012 Energy Acquisitions of $95.2 million, $18.8 million of net capital expenditure to support our energy logistics business growth initiatives and purchase of an independent affiliate’s assets of $17.1 million. In 2011, we increased our capital expenditures to support our entry into the energy markets, which was partially offset by an increase in proceeds from the sale of equipment. In addition, we used $8.6 million for the Greensville stock acquisitions in the fourth quarter of 2011. In 2010, we used proceeds of $10.1 million from sale of old unutilized revenue equipment to fund $11.2 million of new revenue equipment.

Net cash provided by financing activities in 2012 was $113.3 million. Net cash used in financing activities was $(2.6) million and $(23.9) million in 2011 and 2010, respectively. In 2012, increased net borrowings of $95.7 million under our ABL Facility, and net cash received from our equity offering of approximately $30.5 million was utilized to fund recent asset acquisitions, to pay down $8.5 million of other debt and capital lease obligations, fund share repurchases of $3.7 million and to pay financing fees of $1.0 million in connection with our ABL Facility and recent amendment. In 2011, net cash received from our equity offering of approximately $17.6 million, increased net borrowings of $27.0 million under our New and Previous ABL Facilities, and proceeds from the exercise of stock options of $1.8 million were utilized to redeem $27.5 million in principal amount of our 2013 PIK Notes, to pay down other debt and capital leases of $15.1 million, to pay fees related to our ABL Facility and 2018 Notes of $5.0 million and to redeem for $1.8 million the preferred shares of our subsidiary, CLC, which were previously reflected on our balance sheet as redeemable noncontrolling interest. In 2010, cash was primarily utilized to repay $29.5 million under our Previous ABL Facility, to pay down $6.5 million of other debt and capital lease obligations, to pay financing fees of $5.6 million in connection with the issuance of our 2018 Notes, to pay a large insurance claim and issue a loan to a new independent affiliate.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a) (4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at December 31, 2012 over the periods we expect them to be paid (in thousands):

	TOTAL	Year 2013	Years 2014 & 2015	Years 2016 & 2017	The Five Years after 2017
Operating leases (1)	$99,278	$21,877	$39,111	$35,305	$2,985
Total indebtedness (2)	414,033	3,918	2,349	182,766	225,000
Capital leases	6,038	3,912	1,943	183	—
Interest on indebtedness (3)	153,554	28,751	56,920	49,367	18,516

Total contractual cash obligations (4) (5) (6) (7)	$672,903	$58,458	$100,323	$267,621	$246,501

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.

(2)	Includes aggregate unamortized discount of $1.3 million related to the 2018 Notes.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2012 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of December 31, 2012 will remain in effect until maturity.
(4)	Excludes long-term pension obligations as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of December 31, 2012, obligations of $21.1 million were reflected in the consolidated balance sheet. This amount represented our unfunded status of such plans, which is the difference between our projected benefit obligation and the fair value of plan assets, as of such date. See Note 17 of the Notes to Consolidated Financial Statements.
(5)	Excludes liabilities associated with environmental matters as we are unable to reasonably estimate the ultimate amount or timing of settlement of such liabilities. Liabilities of $9.0 million, which represent our reserves for environmental compliance and remediation were reflected in the consolidated balance sheet as of December 31, 2012. See Note 20 of the Notes to Consolidated Financial Statements.
(6)	Excludes accrued loss and damage claims as we are unable to reasonably estimate the ultimate amount or timing of settlement of such claims. As of December 31, 2012, accrued loss and damage claims of $16.8 million, which represented the balance of our reserves for such liabilities, were reflected in the consolidated balance sheet.
(7)	Excludes liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement of such positions. See Note 16 of the Notes to Consolidated Financial Statements.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Capital lease obligations	$6,038	$9,101
ABL Facility	161,200	65,500
9.875% Second-Priority Senior Secured Notes, due 2018	225,000	225,000
5% Subordinated Acquisition Notes	21,300	—
Other Notes	6,533	8,943

Long-term debt, including current maturities	420,071	308,544
Discount on Notes	(1,265)	(1,481)

	418,806	307,063
Less current maturities of long-term debt (including capital lease obligations)	(7,831)	(9,400)

Long-term debt, less current maturities (including capital lease obligations)	$410,975	$297,663

Debt Retirement

The following is a schedule of our indebtedness at December 31, 2012 over the periods we are required to pay such indebtedness (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Capital lease obligations	$3,912	$1,610	$333	$106	$77	—	$6,038
ABL Facility	—	—	—	161,200	—	—	161,200
9.875% Second-Priority Senior Secured Notes, due 2018 (1)	—	—	—	—	—	225,000	225,000
5% Subordinated Acquisition Notes	—	—	—	—	21,300	—	21,300
Other Notes	3,919	1,265	1,084	265	—	—	6,533

Total	$7,831	$2,875	$1,417	$161,571	$21,377	225,000	$420,071

(1)	Amount does not include the remaining unamortized original issue discount of $1.3 million related to the 2018 Notes.

The following is a schedule of our debt issuance costs for the year ended December 31 (in thousands):

	2011	Additional Debt Issuance Costs	2012 Amortization Expense	2012
ABL Facility	$5,094	$989	$(1,238)	$4,845
9.875% Second-Priority Senior Secured Notes, due 2018	5,560	—	(895)	4,665

Total	$10,654	$989	$(2,133)	$9,510

Amortization expense of deferred issuance costs was $2.1 million, $2.1 million, and $2.7 million for the years ending December 31, 2012, 2011 and 2010, respectively, and is included in interest expense. We are amortizing these costs over the term of the debt instruments.

The ABL Facility

Our ABL Facility provides for a revolving credit facility with a maturity of August 19, 2016. On September 27, 2012, our maximum borrowing capacity under the facility was increased from $250.0 million to $350.0 million. Borrowing availability under our ABL Facility did not change as a result of this amendment. Changes in borrowing availability result from increases or decreases in assets securing the ABL Facility. The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The ABL Facility is available for working capital needs and general corporate purposes, including permitted acquisitions. At December 31, 2012, we had $55.2 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at December 31, 2012 was 1.25% for base rate borrowings and 2.25% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at December 31, 2012 and 2011 was 2.5% and 2.3%, respectively. The borrowing base for the ABL Facility consists of eligible accounts receivable, inventory, tractor and trailer equipment, real property and certain other equipment.

We recorded $6.4 million in debt issuance costs relating to the ABL Facility. We are amortizing the debt issuance costs over the remaining term of the ABL Facility.

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

Accounting Treatment for the Exchange of ABL Facility for Previous ABL Facility and Amendment of ABL Facility

The exchange of our previous ABL Facility for the ABL Facility was treated partially as a debt modification and partially as a debt extinguishment in accordance with FASB guidance. Under applicable FASB guidance, we compared the product of the remaining term multiplied by the maximum borrowing capacity of our previous ABL Facility to the maximum borrowing capacity of the new arrangement on a creditor-by-creditor basis to determine the accounting treatment. For each creditor, if the borrowing capacity of the new arrangement is greater than or equal to the maximum borrowing capacity of the old arrangement, then the exchange is classified as a modification, and, if not, the exchange is classified as an extinguishment in proportion to the percentage of the decrease. If the exchange is classified as a modification, then any unamortized debt issuance costs relating to our previous ABL Facility are allocated to the ABL Facility and amortized over the term of the ABL Facility using the effective interest method. Furthermore, if the exchange is classified as an extinguishment, then any unamortized debt issuance costs relating to our previous ABL Facility are written off in proportion to the decrease in maximum borrowing capacity of the ABL Facility. Upon the exchange of our previous ABL Facility with the ABL Facility, we wrote off $0.9 million of unamortized debt issuance costs, reflecting the proportion of such costs determined to be for indebtedness treated as extinguished, and the remaining unamortized debt issuance costs of $1.3 million, relating to indebtedness deemed a modification, were allocated to the ABL Facility. The recent amendment to the ABL Facility was treated as a modification.

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

5% Subordinated Acquisition Notes

We issued promissory notes in an aggregate principal amount of $21.3 million as part of the consideration for the Bice acquisition. The promissory notes bear interest at a fixed rate of 5.0% per annum and mature June 1, 2017. Payments of interest only are scheduled for the end of each calendar quarter with principal payable in full at maturity. The promissory notes are unsecured and subordinated. The notes are non-negotiable and non-transferable and may be prepaid at any time without premium or penalty.

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

Collateral, Guarantees and Covenants

The ABL Facility contains a fixed charge coverage ratio which only needs to be met if borrowing availability is less than a designated amount ranging from $20.0 million to $35.0 million, depending upon the size of our borrowing base. The ABL Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions: (i) our ability to sell assets; (ii) incur additional indebtedness; (iii) prepay other indebtedness, including the 2018 Notes; (iv) pay dividends and distributions or repurchase QDI’s capital stock; (v) create liens on assets; (vi) make investments; (vii) make certain acquisitions; (viii) engage in mergers or consolidations; (ix) engage in certain transactions with affiliates; (x) amend certain charter documents and material agreements governing subordinated indebtedness, including the 2018 Notes; (xi) change our business; and (xii) enter into agreements that restrict dividends from QD LLC’s subsidiaries. The ABL Facility also contains certain customary affirmative covenants and events of default.

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

The payment obligations under the ABL Facility are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first lien obligations. We were in compliance with the covenants under the ABL Facility and the 2018 Notes at December 31, 2012.

Other Liabilities and Obligations

As of December 31, 2012, we had $26.4 million in outstanding letters of credit issued under the ABL Facility that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to ensure that we pay required claims. The letter of credit issued to our insurance administrator had a maximum draw amount of $20.0 million as of December 31, 2012. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $6.4 million of outstanding letters of credit as of December, 2012 relates to various other obligations.

In conjunction with acquisitions completed in 2012, we recorded liabilities for potential contingent consideration of approximately $11.5 million. At December 31, 2012, we have $8.8 million remaining of liabilities for potential contingent consideration. These liabilities represent our preliminary estimates which are subject to change based upon these acquired businesses meeting certain future operating and financial performance criteria. At this time, based on certain assumptions, we expect this potential contingent consideration to be paid during 2013 and expect to generate sufficient cash from operations to fund these obligations.

Our obligations for environmental matters, accrued loss and damage claims and long-term pension obligations are considered within “Contractual Obligations.”

Other Issues

While uncertainties relating to environmental, labor and other regulatory matters exist within the trucking industry, management is not aware of any trends or events likely to have a material adverse effect on liquidity or the accompanying consolidated financial statements. Our credit ratings are affected by many factors, including our financial results, operating cash flows and total indebtedness.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the ABL Facility, at QD LLC’s option, the applicable margin for borrowings at December 31, 2012 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate under the ABL Facility is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50%, and 30-day LIBOR plus 1.00%.

	Balance at December 31, 2012	Interest Rate at December 31, 2012	Effect of 1% Increase
	($ in 000s)		($ in 000s)
ABL Facility	$161,200	2.50%	$1,612

At December 31, 2012, a 1% point increase in the current per annum interest rate would result in $1.6 million of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% point increase in the rates under the ABL Facility and that the principal amount is the amount outstanding as of December 31, 2012. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our option to elect the lowest of three different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 4.7% of our consolidated revenue in 2012 and 6.1% of our consolidated revenue in 2011. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ deficit. Our revenue results for 2012 were negatively impacted by a $0.4 million foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for 2012 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.4 million in 2012, assuming no changes other than the exchange rate itself. Our inter-company loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at December 31, 2012, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In 2012 and 2011, a majority of fuel costs were covered through fuel surcharges.

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

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, management has determined that our internal control over financial reporting was effective as of December 31, 2012.

Management excluded the Trojan Vacuum Services, Inc., Wylie Bice Trucking LLC, RM Resources, LLC, Dunn’s Tank Service, Inc., and Nassau Disposal, Inc. (collectively the “2012 Energy Acquisitions”) businesses from its assessment of internal control over financial reporting as of December 31, 2012, because all the assets were acquired in business purchase combinations during 2012. Total assets of the 2012 Energy Acquisitions represent approximately 26.8% of our total assets as of December 31, 2012, and total revenues of the 2012 Energy Acquisitions, which are only included from date of acquisition, represent approximately 8.2% of our total revenues for the year ended December 31, 2012.

PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, has audited the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2012, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to the directors, the Audit Committee of the Board of Directors, the Nomination Committee of the Board of Directors (known as the Corporate Governance Committee), and the Audit Committee financial expert, will be contained in our 2013 Proxy Statement. The 2013 Proxy Statement is expected to be filed on or about April 25, 2013. Such information is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” will be in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding our Executive Compensation, Compensation Committee Interlocks and Insider Participation, and our Compensation Committee Report, we direct you to the section entitled “Executive Compensation” that will be in the 2013 Proxy Statement. We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related shareholder matters and equity compensation plans will be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from our 2013 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance”.

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act.

On February 12, 2013, certain investment funds affiliated with Apollo Global Management, LLC beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. LyondellBasell may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth herein pursuant to Section 219 of the new Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act. The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained the disclosure set forth below (with all references contained therein to “the Company” being references to LyondellBasell and its consolidated subsidiaries).

The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries.

Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.

As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.

Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.

In January and February of 2012, one of the Company’s non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company’s final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws.

We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2013 Proxy Statement under the headings “Report of the Audit Committee of the Board of Directors,” “Appointment of the Independent Registered Certified Public Accounting Firm” and “Fees Paid to the Independent Registered Certified Public Accounting Firm in 2012 and 2011” is incorporated by reference.

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

QUALITY DISTRIBUTION, INC.

March 13, 2013	/S/ GARY R. ENZOR
GARY R. ENZOR CHIEF EXECUTIVE OFFICER (DULY AUTHORIZED OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 13, 2013	/s/ Gary R. Enzor Gary R. Enzor	Chief Executive Officer and Director (Principal Executive Officer)

March 13, 2013	/s/ Joseph J. Troy Joseph J. Troy	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 13, 2013	* Thomas M. White	Director and Chairman of the Board

March 13, 2013	* Kevin E. Crowe	Director

March 13, 2013	* Richard B. Marchese	Director

March 13, 2013	* Thomas R. Miklich	Director

March 13, 2013	* M. Ali Rashid	Director

March 13, 2013	* Annette M. Sandberg	Director

March 13, 2013	* Alan H. Schumacher	Director

*By:	/s/ Gary R. Enzor
Gary R. Enzor
Attorney-in-fact

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To: Board of Directors and shareholders of Quality Distribution, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ deficit, and of cash flows present fairly, in all material respects, the financial position of Quality Distribution, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Trojan Vacuum Services, Inc., Wylie Bice Trucking, LLC, RM Resources, LLC, Dunn’s Tank Service, Inc., and Nassau Disposal, Inc. businesses from its assessment of internal control over financial reporting as of December 31, 2012 because they acquired all the assets of these companies in business purchase combinations during 2012. We have also excluded Trojan Vacuum Services, Inc., Wylie Bice Trucking, LLC, RM Resources, LLC, Dunn’s Tank Service, Inc., and Nassau Disposal, Inc. from our audit of internal control over financial reporting. Trojan Vacuum Services, Inc., Wylie Bice Trucking, LLC, RM Resources, LLC, Dunn’s Tank Service, Inc., and Nassau Disposal, Inc. businesses, whose total assets and total revenues represent 26.8% and 8.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Tampa, Florida

March 13, 2013

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands, Except Per Share Data)

	Years ended December 31,
	2012	2011	2010
OPERATING REVENUES:
Transportation	$597,406	$517,780	$498,446
Service revenue	121,101	110,588	107,474
Fuel surcharge	123,611	117,583	80,678

Total operating revenues	842,118	745,951	686,598

OPERATING EXPENSES:
Purchased transportation	552,524	522,866	471,792
Compensation	82,143	61,098	57,563
Fuel, supplies and maintenance	82,033	51,102	54,367
Depreciation and amortization	21,090	14,413	16,004
Selling and administrative	33,882	21,647	19,339
Insurance costs	15,830	14,042	15,546
Taxes and licenses	2,825	2,211	2,218
Communication and utilities	3,636	2,732	4,119
(Gain) loss on disposal of property and equipment	(988)	(1,318)	1,136
Restructuring (credit) costs	—	(521)	7,779

Total operating expenses	792,975	688,272	649,863

Operating income	49,143	57,679	36,735
Interest expense	30,089	29,497	36,170
Interest income	(831)	(585)	(622)
Write-off of debt issuance costs	—	3,181	7,391
Other (income) expense, net	(2,864)	214	791

Income (loss) before income taxes	22,749	25,372	(6,995)
(Benefit from) provision for income taxes	(27,327)	1,941	411

Net income (loss)	$50,076	$23,431	$(7,406)

PER SHARE DATA:
Net income (loss) per common share
Basic	$1.89	$1.01	$(0.36)

Diluted	$1.84	$0.96	$(0.36)

Weighted-average number of shares
Basic	26,502	23,088	20,382

Diluted	27,207	24,352	20,382

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Years ended December 31,
	2012	2011	2010
Net income (loss)	$50,076	$23,431	$(7,406)

Other comprehensive loss:
Adjustment to pension obligation, net of tax	(328)	(5,213)	(520)
Translation adjustment, net of tax	(43)	26	(87)

Total other comprehensive loss	(371)	(5,187)	(607)

Comprehensive income (loss)	$49,705	$18,244	$(8,013)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(In thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,704	$4,053
Accounts receivable, net	113,906	90,567
Prepaid expenses	14,651	7,849
Deferred tax asset, net	16,609	4,048
Other	9,694	3,858

Total current assets	157,564	110,375
Property and equipment, net	190,342	125,892
Goodwill	104,294	31,344
Intangibles, net	37,654	18,471
Non-current deferred tax asset, net	11,713	—
Other assets	12,036	16,313

Total assets	$513,603	$302,395

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$3,918	$4,139
Current maturities of capital lease obligations	3,913	5,261
Accounts payable	9,966	7,571
Independent affiliates and independent owner-operators payable	14,243	9,795
Accrued expenses	37,889	25,327
Environmental liabilities	2,739	3,878
Accrued loss and damage claims	7,326	8,614

Total current liabilities	79,994	64,585
Long-term indebtedness, less current maturities	408,850	293,823
Capital lease obligations, less current maturities	2,125	3,840
Environmental liabilities	6,302	6,222
Accrued loss and damage claims	9,494	9,768
Other non-current liabilities	25,278	30,342

Total liabilities	532,043	408,580

Commitments and contingencies—Note 20
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 28,102 issued and 27,223 outstanding at December 31, 2012 and 24,207 issued and 23,940 outstanding at December 31, 2011.	437,192	393,859
Treasury stock, 879 shares at December 31, 2012 and 267 shares at December 31, 2011.	(5,849)	(1,878)
Accumulated deficit	(228,467)	(278,543)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(31,752)	(31,381)
Stock purchase warrants	25	1,347

Total shareholders’ deficit	(18,440)	(106,185)

Total liabilities and shareholders’ deficit	$513,603	$302,395

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2012, 2011 and 2010 (In thousands)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Stock Subscription Receivables	Total Shareholders’ Deficit
Balance, December 31, 2009	20,297	(220)	$364,046	$(1,580)	$(294,568)	$(189,589)	$(25,587)	$6,696	$(154)	$(140,736)
Net loss	—	—	—	—	(7,406)	—	—	—	—	(7,406)
Issuance of restricted stock	69	—	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	923	—	—	—	—	—	—	923
Amortization of stock options	—	—	1,350	—	—	—	—	—	—	1,350
Stock warrant exercise	1,311	—	5,013	—	—	—	—	(5,013)	—	—
Stock option exercise	1	—	3	—	—	—	—	—	—	3
Forgiveness of stock subscription receivable	—	—	—	—	—	—	—	—	21	21
Satisfaction of stock subscription receivables	—	—	(47)	(13)	—	—	—	—	60	—
Other stock transactions	—	—	—	—	—	—	—	—	73	73
Translation adjustment, net of tax	—	—	—	—	—	—	(87)	—	—	(87)
Adjustment to pension obligation, net of tax	—	—	—	—	—	—	(520)	—	—	(520)

Balance, December 31, 2010	21,678	(220)	$371,288	$(1,593)	$(301,974)	$(189,589)	$(26,194)	$1,683	$—	$(146,379)

Net income	—	—	—	—	23,431	—	—	—	—	23,431
Issuance of restricted stock	93	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(42)	—	(272)	—	—	—	—	—	(272)
Amortization of restricted stock	—	—	1,097	—	—	—	—	—	—	1,097
Amortization of stock options	—	—	1,777	—	—	—	—	—	—	1,777
Stock warrant exercise	88	—	336	—	—	—	—	(336)	—	—
Stock option exercise	348	(1)	1,781	(13)	—	—	—	—	—	1,768
Proceeds from equity offering, net of transaction costs	2,000	—	17,580	—	—	—	—	—	—	17,580
Satisfaction of stock subscription receivables	—	(4)	—	—	—	—	—	—	—	—
Translation adjustment, net of tax	—	—	—	—	—	—	26	—	—	26
Adjustment to pension obligation, net of tax	—	—	—	—	—	—	(5,213)	—	—	(5,213)

Balance, December 31, 2011	24,207	(267)	$393,859	$(1,878)	$(278,543)	$(189,589)	$(31,381)	$1,347	$—	$(106,185)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2012, 2011 and 2010 (In thousands) continued

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Total Shareholders’ Deficit
Net income	—	—	—	—	50,076	—	—	—	50,076
Issuance of restricted stock	182	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(37)	—	(313)	—	—	—	—	(313)
Amortization of restricted stock	—	—	1,497	—	—	—	—	—	1,497
Amortization of stock options	—	—	1,741	—	—	—	—	—	1,741
Stock warrant exercise	346	—	1,322	—	—	—	—	(1,322)	—
Stock option exercise	82	—	360	—	—	—	—	—	360
Proceeds from equity offering, net of transaction costs	2,500	—	30,493	—	—	—	—	—	30,493
Issuance of stock for acquisitions	785	—	7,920	—	—	—	—	—	7,920
Purchases of treasury stock	—	(575)	—	(3,658)	—	—	—	—	(3,658)
Translation adjustment, net of tax	—	—	—	—	—	—	(43)	—	(43)
Adjustment to pension obligation, net of tax	—	—	—	—	—	—	(328)	—	(328)

Balance, December 31, 2012	28,102	(879)	$437,192	$(5,849)	$(228,467)	$(189,589)	$(31,752)	$25	$(18,440)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,076	$23,431	$(7,406)
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Deferred income tax provision (benefit)	7,174	8,500	(2,792)
Depreciation and amortization	21,090	14,413	16,004
Bad debt expense (recoveries)	120	(800)	(1,279)
(Gain ) loss on disposal of property and equipment	(988)	(1,318)	1,136
PIK interest on Senior Subordinated Notes	—	196	2,027
Financing costs	—	—	174
Unconsummated stock offering costs	—	—	735
Write-off of deferred financing costs	—	1,468	2,946
Write-off of bond discount	—	1,713	4,445
Stock-based compensation	3,238	2,874	2,273
Amortization of deferred financing costs	2,133	2,118	2,742
Amortization of bond discount	216	333	2,231
Contingent consideration adjustment	(2,651)	—	—
Noncontrolling interest dividends	—	38	145
(Benefit from) provision for deferred tax asset valuation allowance	(35,282)	(8,500)	2,792
Changes in assets and liabilities:
Accounts receivables	(24,166)	(7,738)	(9,155)
Prepaid expenses	727	2,793	4,212
Other assets	(5,340)	1,021	(3,458)
Accounts payable	1,964	(743)	579
Accrued expenses	(508)	(1,881)	3,202
Environmental liabilities	(1,059)	(843)	(705)
Accrued loss and damage claims	(1,562)	(543)	(471)
Independent affiliates and independent owner-operators payable	4,448	(1,264)	1,325
Other liabilities	(1,669)	(852)	(782)
Current income taxes	(959)	983	151

Net cash provided by operating activities	17,002	35,399	21,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,317)	(38,340)	(11,184)
Acquisition of Greensville Transport Company	—	(8,594)	—
Acquisition of Greensville Transport Company purchase price adjustment	(566)	—	—
Acquisition of Trojan Vacuum Services	(8,657)	—	—
Acquisition of Wylie Bice Trucking and RM Resources	(52,176)	—	—
Acquisition of Dunn’s Tank Service and Nassau Disposal	(34,321)	—	—
Acquisition of an independent affiliate’s assets	(17,143)	—	—
Proceeds from sales of property and equipment	13,497	16,476	10,105

Net cash used in investing activities	(131,683)	(30,458)	(1,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	223,479
Principal payments on long-term debt	(4,754)	(38,075)	(205,615)
Principal payments on capital lease obligations	(3,786)	(4,532)	(5,162)
Proceeds from revolver	236,800	175,457	59,200
Payments on revolver	(141,100)	(148,457)	(88,700)
Payments on acquisition notes	(465)	(632)	(917)
Financing costs	—	—	(174)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010 (continued)

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Deferred financing costs	(989)	(4,965)	(5,594)
Unconsummated stock offering costs	—	—	(735)
Change in book overdraft	431	1,085	441
Purchases of treasury stock	(3,658)	—	—
Noncontrolling interest dividends	—	(38)	(145)
Redemption of noncontrolling interest	—	(1,833)	—
Proceeds from equity offering, net of transaction costs	30,493	17,580	—
Proceeds from exercise of stock options	360	1,768	43

Net cash provided by (used in) financing activities	113,332	(2,642)	(23,879)

Effect of exchange rate changes on cash	—	1	7

Net (decrease) increase in cash and cash equivalents	(1,349)	2,300	(3,880)
Cash and cash equivalents, beginning of year	4,053	1,753	5,633

Cash and cash equivalents, end of year	$2,704	$4,053	$1,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$27,409	$26,535	$29,427

Income Taxes	1,538	949	494

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION:
Minimum pension liability accrual, net of tax	$1,989	$6,484	$1,813

Original and amended capital lease obligations and lease residual guarantees	7,688	2,153	846

Notes payable for purchase of business assets or acquisitions	21,300	497	784

Notes payable—insurance fundings	2,011	2,062	1,582

Earnouts related to acquisitions	11,533	418	—

Liabilities assumed with the acquisition of Greensville Transport Company	—	821	—

Stock issuance related to acquisitions	7,920	—	—

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

1. BUSINESS ORGANIZATION

Quality Distribution, Inc. (the “Company”, “QDI”, or “we”) and its subsidiaries are engaged primarily in transportation of bulk chemicals in North America. We are the largest provider of intermodal ISO tank container and depot services in North America through our wholly-owned subsidiary, Boasso America Corporation (“Boasso”). In 2011, we entered the gas and oil frac shale energy markets, providing logistics services to these markets through our wholly-owned subsidiaries, QC Energy Resources, Inc. and QC Environmental Service, Inc, collectively (“QCER”). We conduct a significant portion of our business through a network of independent affiliates and independent owner-operators. Independent affiliates are companies which enter into various term contracts with the Company. Independent affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Most of the independent affiliates lease trailers from us. Independent owner-operators are independent contractors, who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with independent owner-operators may be terminated by either party on short notice. We charge independent affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, independent affiliates and independent owner-operators are normally paid a percentage of the revenues collected on each load hauled.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States using U.S. dollars as the reporting currency as the majority of our business is in the U.S. The consolidated financial statements include the accounts of QDI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The redeemable noncontrolling interest of the outstanding preferred stock of Chemical Leaman Corp. (“CLC”), a wholly-owned subsidiary of QDI, was fully redeemed in 2011.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has a restricted cash balance of $0.8 million at December 31, 2012 used to guarantee an environmental matter. Book overdrafts are included in accounts payable.

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

For the Years Ended December 31, 2012, 2011 and 2010

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

The asset lives used are presented in the following table:

Average Lives (in years)
Buildings and improvements	10 - 25
Tractors and terminal equipment	5 - 7
Trailers	15 - 20
Energy logistics equipment	4 - 15
Disposal wells	5 - 15
Furniture and fixtures	3 - 5
Other equipment	3 - 10

Building improvements are recorded at the shorter of the lease term or useful life. Tractor and trailer rebuilds, which are recurring in nature and extend the lives of the related assets, are capitalized and depreciated over the period of extension, generally 3 to 10 years, based on the type and extent of these rebuilds. Maintenance and repairs are charged directly to expense as incurred. Management estimates the useful lives of these assets based on historical trends and the age of the assets when placed in service. Any changes in the actual lives could result in material changes in the net book value of these assets. Additionally, we estimate the salvage values of these assets based on historical sales or disposals, and any changes in the actual salvage values could also affect the net book value of these assets.

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

Goodwill and Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment arise, in accordance with Financial Accounting Standards Board (“FASB”) guidance on goodwill and other intangible assets. We evaluate goodwill for impairment by determining the fair value for each reporting unit to which our goodwill relates. At December 31, 2012, our energy logistics, intermodal and chemical logistics segments contain goodwill and other identifiable intangible assets associated with past and recent acquisitions.

The methodology applied in the analysis performed at June 30, 2012 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. As a result of our analysis, we concluded no impairment had occurred as

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

of June 30, 2012, 2011 and 2010. We continued to evaluate indicators of impairment quarterly following our annual goodwill impairment test at June 30, 2012 through December 31, 2012. There were no indications that a triggering event has occurred. As of December 31, 2012, we had total goodwill of $104.3 million, of which $71.3 million was allocated to our energy logistics segment, $31.4 million was allocated to our intermodal segment and $1.6 million was allocated to our chemical logistics segment. As of December 31, 2012, we had total intangibles of $37.7 million, of which $20.9 million was allocated to our energy logistics segment, $16.6 million was allocated to our intermodal segment and $0.2 million was allocated to our chemical logistics segment.

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

For the Years Ended December 31, 2012, 2011 and 2010

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

Other Assets—Deferred Loan Costs

Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using the straight-line method.

Taxation

We use the asset and liability method of accounting for income taxes. If, on the basis of available evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized, the asset must be reduced by a valuation allowance. Any change in the actual future results of operations could impact the valuation of the net deferred tax asset.

During 2012, we recorded a deferred tax benefit of $28.1 million of which $35.3 related to a prior year valuation allowance release. These releases of the valuation allowance are a result of our consistent cumulative income position, improved operating results, and recent expansion of our energy business through acquisition. Our assessment of the recoverability of the deferred tax assets primarily relied on the positive evidence related to our cumulative income position. We have determined that it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our U.S. federal and state net deferred tax assets. We will continue to maintain a valuation allowance against our net deferred tax asset related to foreign tax credits to the extent sufficient positive evidence does not exist to support their utilization. Changes in deferred tax assets and valuation allowance are reflected in the (benefit from) provision for income taxes in our consolidated statements of operations.

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

For the Years Ended December 31, 2012, 2011 and 2010

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

Accrued Loss and Damage Claims

We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under various policies. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of December 31, 2012, we had $20.0 million in an outstanding letter of credit to our insurance company to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance company may draw down the letter of credit. In developing liability reserves, we rely on insurance company estimates, the judgment of our own licensed claims adjusters, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Redeemable Noncontrolling Interest

Shares of Series C preferred stock of our subsidiary, CLC, were held by two shareholders that were affiliated with us. These shareholders were entitled to dividends on each of their shares of Series C preferred stock, payable quarterly, at a rate of 8.0% (or $480 per preferred share) per annum. On March 3, 2011, we redeemed all 302 shares for $1.8 million plus accrued dividends through the redemption date.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows as of December 31 (in thousands):

	2012	2011
Unrecognized loss and prior service costs	$30,572	$30,244
Foreign currency translation adjustment	1,180	1,137

	$31,752	$31,381

Revenue Recognition

Transportation revenue, including fuel surcharges and related costs, is recognized on the date freight is delivered. Service revenue consists primarily of rental revenues (primarily tractor and trailer rental), intermodal and depot revenues, disposal well services revenue, tank wash revenues and insurance related administrative services. Rental revenues from independent affiliates,

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

independent owner-operators and third parties are recognized ratably over the lease period. Intermodal and depot revenues, consisting primarily of repair and storage services, are recognized when the services are rendered. Disposal well services revenue are recognized when the services are rendered. Insurance related administrative service revenues are recorded ratably over the service period. We recognize all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted with our customers.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Service Revenue

The components of service revenue are as follows for the year ended December 31 (in thousands):

	2012	2011	2010
Rental revenue	$53,044	$50,726	$53,911
Intermodal and depot revenues	45,008	42,169	37,004
Other revenue	23,049	17,693	16,559

	$121,101	$110,588	$107,474

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to accumulated other comprehensive income (“AOCI”). Under this standard, entities will be required to disclose additional information with respect to changes in AOCI balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. This standard is effective beginning January 1, 2013. The adoption of this standard will not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued an accounting pronouncement related to intangibles—goodwill and other, which permits companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test of indefinite-lived intangible assets. The provisions for this pronouncement are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

In May 2011, the FASB issued amended guidance on fair value measurement. This guidance clarifies how to measure fair value and is largely consistent with existing fair value measurement principles. It also expands existing disclosure requirements for fair value measurements. We adopted this amendment for the year ended December 31, 2012. The adoption of this amended guidance to expand our footnote disclosures in the consolidated financial statements did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued additional amendments to the guidance on goodwill testing for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We adopted this amendment for the year ended December 31, 2012. The adoption of this amendment did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued additional guidance on comprehensive income. This accounting update defers changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. We adopted this amendment for the year ended December 31, 2012. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

3. VARIABLE INTEREST ENTITIES

At December 31, 2012, we have a variable interest in one variable interest entity (“VIE”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contracts with the VIE, the operating structure of the VIE and our role with the VIE, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of this VIE.

This VIE is an independent affiliate that is directly engaged in the dry bulk and chemical business through the management of three trucking terminals in the North East region of the U.S. As such, this business is highly seasonal. We are involved with this VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $3.2 million at December 31, 2012. These loans are secured by a second-priority lien on certain assets of the VIE.

During the third quarter of 2012, we terminated our relationship with an independent affiliate that was considered a variable interest entity as of June 30, 2012. This independent affiliate was directly engaged in both the chemical and energy logistics businesses through the management of eight chemical trucking terminals and one energy terminal. Please refer to Note 6, “Acquisitions”, for the discussion of the acquisition of this former VIE.

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

For the Years Ended December 31, 2012, 2011 and 2010

Following is a description of the valuation methodologies we used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis

The fair value of our long-term indebtedness is based on level 2 quoted market prices. As of December 31, 2012, the carrying value and fair value are as follows (in thousands):

	Carrying Value	Fair Value
9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”)	$225,000	$241,875

Our asset-based loan facility (the “ABL Facility”) is variable rate debt which Management believes is a reasonable approximation of its fair value that is adopted using a coupon rate on borrowings with similar maturities, current remaining average life to maturity borrower credit quality, and current market conditions and approximates fair value. The fair value of the 2018 Notes is estimated using various techniques, which may consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads, fundamental data relating to the issuer, and credit default swap spreads adjusted for any basis difference between cash and derivative instruments.

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

5. EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations to earnings (loss) per share computations follows (in thousands except per share amounts):

	December 31, 2012			December 31, 2011			December 31, 2010
	Earnings from continuing operations (numerator)	Shares (denominator)	Per- share amount	Earnings from continuing operations (numerator)	Shares (denominator)	Per- share amount	Loss from continuing operations (numerator)	Shares (denominator)	Per- share amount
Basic earnings (loss) available to common shareholders:
Earnings (loss)	$50,076	26,502	$1.89	$23,431	23,088	$1.01	$(7,406)	20,382	$(0.36)

Effect of dilutive securities:
Stock options		566			635			—
Unvested restricted stock		126			200			—
Unexercised stock warrants		13			429			—

Diluted earnings (loss) available to common shareholders:
Earnings (loss)	$50,076	27,207	$1.84	$23,431	24,352	$0.96	$(7,406)	20,382	$(0.36)

The effect of our stock options, restricted stock and stock warrants which represent the shares shown in the table above are included in the computation of diluted earnings per share for each year. There is no effect of our stock options, restricted stock and stock warrants in the computation of diluted earnings per share for the year ended December 31, 2010 due to a net loss in the period.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

The following securities were not included in the calculation of diluted EPS because such inclusion would be anti-dilutive (in thousands):

	For the years ended December 31,
	2012	2011	2010
Stock options	1,686	1,573	2,126
Restricted stock	119	134	313
Warrants	1	1	1

6. ACQUISITIONS

2012 Acquisitions

Acquisition of an Independent Affiliate

Due to financial and operational difficulties encountered by one of our independent affiliates, we terminated our business relationship with this independent affiliate during the third quarter of 2012. On October 17, 2012, we acquired the business, certain operating assets and certain liabilities of this independent affiliate for a purchase price of $17.1 million, paid in cash at closing. Of the total $17.1 million, we allocated $15.5 million to property and equipment and $1.6 million to goodwill. This entire amount of goodwill is deductible for tax purposes. This independent affiliate operated eight terminals within the chemical logistics segment and one terminal within the energy logistics segment. Four chemical logistics terminals were transitioned to other independent affiliates, with the remaining terminals transitioned to Company operations. During this transition, operating results for the third and fourth quarters of 2012 were adversely impacted in aggregate by $4.4 million of greater than expected operating costs and reduced profitability. Despite the costs involved in the transition, we were able to provide a smooth transition of the servicing of those customers back to us and to other independent affiliates.

Dunn’s Tank Service and Nassau Disposal, Inc.

On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Service, Inc. and the operating assets and rights of Nassau Disposal, Inc., (collectively “Dunn’s”), for an aggregate purchase price of $34.3 million paid in cash. An additional $3.6 million in cash consideration may be payable in cash one year after the closing date if certain future operating and financial performance criteria are satisfied, although we do not currently expect those criteria to be met. Of the total $34.3 million, we allocated $12.2 million to property and equipment, $17.3 million to goodwill and $4.8 million to intangibles. The entire amount of goodwill is deductible for tax purposes. Dunn’s is headquartered in Velma, Oklahoma and provides transportation services to the unconventional oil and gas industry within the Marcellus, Woodford and Utica shale regions, primarily hauling flowback and production water for various energy customers, which expands our energy logistics business. For its fiscal year ended December 31, 2011, Dunn’s had revenues of approximately $17.5 million. The results of Dunn’s have been included in our results since the date of acquisition, and are included in our energy logistics segment.

Wylie Bice Trucking, LLC and RM Resources, LLC

On June 1, 2012, we acquired certain operating assets of Wylie Bice Trucking, LLC and the operating assets and rights of RM Resources, LLC, (collectively “Bice”), for $81.4 million aggregate consideration. Headquartered in Killdeer, ND, Bice provides transportation services to the unconventional oil and gas frac shale industry within the Bakken shale region, primarily hauling fresh water, flowback and production water, and oil for numerous energy and other customers, which expands our energy logistics business. The flowback and production water Bice hauls is primarily disposed of utilizing five salt water injection wells we originally purchased from Bice. In accordance with the asset purchase agreement, Bice must deliver a sixth disposal well within six months after the closing date of the acquisition. On a combined basis, for its fiscal year ended December 31, 2011, Bice had revenues of approximately $106.0 million. The results of the Bice acquisitions are included in our results since the date of acquisition, and are included in our energy logistics segment.

The Bice transaction was structured as asset acquisitions with aggregate consideration paid to the sellers as follows: (i) $52.2 million in cash; (ii) $21.3 million in 5-year subordinated seller notes bearing interest annually at a 5.0% fixed rate; and (iii) $7.9 million of approximately 0.7 million in unregistered restricted shares of Quality common stock. Up to an additional $19.0 million may be payable in cash one year after the closing date, contingent upon the collective businesses meeting certain future operating and financial performance criteria. Our preliminary estimate of this contingent consideration is $6.8 million. We have performed a preliminary allocation of the purchase price. The preliminary allocation of the purchase price is based on information existing at the acquisition date and is subject to change. Measurement period adjustments will be evaluated to determine whether they relate to facts and circumstances that existed at the acquisition date. Any measurement period adjustments recorded will be an adjustment to goodwill and are not expected to be material to the Company’s financial position. Estimates of useful lives and estimated fair values of tangible and amortizable intangible assets will be finalized after we review all available data including, but not limited to, appraisals and internal assessments. The purchase price of the combined acquisitions has initially been allocated to the assets acquired according to their estimated fair values at the time of the acquisitions as follows:

(In thousands)	Bice & RM Combined
Equipment	$26,557	(1)
Non-compete agreements	400
Tradename	700

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)	Bice & RM Combined
Customer-related intangibles	12,320
Contingent consideration	(6,800)
Goodwill	48,218	(1)

	$81,395

(1)	A measurement period adjustment of $1.3 million was made in the fourth quarter of 2012 based on a real estate appraisal.

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

Unaudited Pro forma Results. Businesses acquired are included in our consolidated results from the date of each acquisition. Unaudited pro forma results displayed below only represent the Bice acquisition, as our other acquisitions in 2012 and 2011 were deemed immaterial. The following consolidated results are presented on a pro forma basis, as if the 2012 acquisition of Bice had been completed as of January 1, 2011:

Unaudited pro forma consolidated results for the years ended December 31 (in thousands):

	Proforma 2012		Proforma 2011
Operating revenues	$890,155		$851,599
Net income	54,614	(1)	28,505

Income per common share—basic	$2.06		$1.19
Income per common share—diluted	$2.01		$1.13

(1)	Includes release of $35.3 million in the aggregate of our deferred tax valuation allowance.

Trojan Vacuum Services

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”). The purchase price was $8.7 million paid in cash at closing, plus $1.0 million paid in cash upon the satisfaction of certain operating and financial performance criteria. Of the total $8.7 million, we allocated $4.1 million to property and equipment, $4.3 million to intangibles and $0.3 million to goodwill. The entire amount of goodwill is deductible for tax purposes. In January 2013, the full $1.0 million was paid in cash upon satisfaction of certain operating and financial performance criteria were met. Trojan is headquartered in Pleasanton, TX and provides transportation service to the unconventional oil and gas frac shale industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers, which expands our energy logistics business. For its fiscal year ended December 31, 2011, Trojan had revenues of approximately $13.5 million. The results of the Trojan acquisition are included in our energy logistics segment.

2011 Acquisitions

Greensville Transport Services, Inc.

On November 1, 2011, Boasso acquired all of the outstanding stock of Greensville Transport Services, Inc. “Greensville”. The purchase price was $8.6 million, paid in cash at closing. Of the total $8.6 million, we allocated $3.5 million to goodwill, $2.5 million to intangibles, $1.4 million to accounts receivable and $1.2 million to property and equipment. An additional $0.5 million was paid in cash in December 2012 upon satisfaction of certain operating and financial performance criteria. An additional $0.5 million was paid in cash for a Section 338(h)(10) tax election and a working capital adjustment. The tax deductible amount of goodwill is $4.5 million. Greensville is headquartered in Chesapeake, Virginia and is a leading provider of ISO tank container and depot services with access to ports in Virginia, Maryland and South Carolina. The results of the Greensville acquisition are included in our intermodal segment.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

7. SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
2012
Operating revenues	$191,915	$212,733	$222,078	$215,392
Operating income	13,838	13,444	11,617	10,244
Net income	6,700	28,804	8,863	5,709
Income per share—basic	0.27	1.07	0.32	0.21
Income per share—diluted	0.26	1.04	0.32	0.21
2011
Operating revenues	$177,910	$189,993	$199,298	$178,750
Operating income	12,193	16,939	15,286	13,261
Net income	2,722	9,046	6,187	5,476
Income per share—basic	0.12	0.39	0.26	0.23
Income per share—diluted	0.12	0.37	0.25	0.22

In 2012 we incurred acquisition expenses of $4.0 million, costs associated with the termination of an independent affiliate relationship of $4.4 million, severance and lease termination charges of $1.0 million, the effects of Hurricane Sandy of $0.7 million, and other legal settlements of $0.8 million offset by a net acquisition earnout benefit of $2.7 million. Also, in 2012, we recorded a release of $35.3 million in the aggregate of our deferred tax valuation allowance, most of which was recorded in the second quarter of 2012.

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

8. RESTRUCTURING

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010. The restructuring plan consisted of various actions including termination of approximately 380 non-driver positions and the consolidation, closure or affiliation of underperforming company terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters, and resulted in charges during 2008, 2009 and 2010 primarily related to our chemical logistics segment. As of December 31, 2012, $2.1 million was related to the restructuring charges included in accrued expenses on the balance sheet which are expected to be paid through 2017.

In the year ended December 31, 2012, we had the following activity in our restructuring accrual (in thousands):

	Balance at December 31, 2011	Payments	Balance at December 31, 2012
Restructuring accrual	$2,782	$(633)	$2,149

In the year ended December 31, 2011, we had the following activity in our restructuring accrual (in thousands):

	Balance at December 31, 2010	Payments	Reductions	Balance at December 31, 2011
Restructuring accrual	$5,449	$(2,146)	$(521)	$2,782

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

9. SEGMENT REPORTING

Reportable Segments

In 2011, our chief operating decision maker began managing the Company in three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network of 25 independent affiliates and company-operated terminals, and equipment rental income;

•

Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, and crude oil for the unconventional oil and gas frac shale energy markets, primarily through company-operated terminals and 2 independent affiliates; and

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business primarily supporting the international movement of bulk liquids.

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

Summarized segment data and a reconciliation to operating income for the years ended December 31 follows (in thousands):

	December 31, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$423,077	$105,679	$68,650	$597,406
Service revenue	67,632	8,461	45,008	121,101
Fuel surcharge	105,767	926	16,918	123,611

Total operating revenues	596,476	115,066	130,576	842,118

Segment operating income	37,809	12,177	19,259	69,245
Depreciation and amortization	11,293	6,310	3,487	21,090
Other (income) expense, net	(1,327)	391	(52)	(988)

Operating income	$27,843	$5,476	$15,824	$49,143

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

	December 31, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$429,769	$29,432	$58,579	$517,780
Service revenue	67,414	1,006	42,168	110,588
Fuel surcharge	103,487	64	14,032	117,583

Total operating revenues	600,670	30,502	114,779	745,951

Segment operating income	48,444	3,081	18,728	70,253
Depreciation and amortization	10,418	785	3,210	14,413
Other (income) expense, net	(1,684)	—	(155)	(1,839)

Operating income	$39,710	$2,296	$15,673	$57,679

	December 31, 2010
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$442,576	$—	$55,870	$498,446
Service revenue	70,470	—	37,004	107,474
Fuel surcharge	72,053	—	8,625	80,678

Total operating revenues	585,099	—	101,499	686,598

Segment operating income	44,791	—	16,863	61,654
Depreciation and amortization	13,033	—	2,971	16,004
Other expense (income), net	8,901	—	14	8,915

Operating income	$22,857	$—	$13,878	$36,735

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

10. GEOGRAPHIC INFORMATION

Our operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the years ended December 31 is as follows (in thousands):

	2012
	U.S.	International	Consolidated
Total operating revenues	$802,715	$39,403	$842,118
Operating income	42,346	6,797	49,143
Long-term identifiable assets (1)	184,510	5,832	190,342

	2011
	U.S.	International	Consolidated
Total operating revenues	$700,641	$45,310	$745,951
Operating income	50,083	7,596	57,679
Long-term identifiable assets (1)	119,879	6,013	125,892

	2010
	U.S.	International	Consolidated
Total operating revenues	$648,634	$37,964	$686,598
Operating income	32,086	4,649	36,735
Long-term identifiable assets (1)	106,148	7,271	113,419

(1)	Includes property and equipment.

11. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following at December 31 (in thousands):

	2012	2011
Trade accounts receivable	$109,145	$86,092
Independent affiliate and independent owner-operator receivables	4,417	4,373
Other receivables	1,050	776

	114,612	91,241
Less allowance for doubtful accounts	(706)	(674)

	$113,906	$90,567

The activity in the allowance for doubtful accounts for the years ended December 31 is as follows (in thousands):

	2012	2011	2010
Balance, beginning of period	$(674)	$(842)	$(1,804)
Adjustment to bad debt expense	(120)	800	1,279
Write-offs, net of recoveries	88	(632)	(317)

Balance, end of period	$(706)	$(674)	$(842)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

12. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2012	2011
Land and improvements	$15,466	$13,462
Buildings and improvements	29,042	26,903
Revenue equipment	244,795	190,175
Other equipment and disposal wells	43,209	31,946

Total property and equipment	332,512	262,486
Accumulated depreciation	(142,170)	(136,594)

Property and equipment, net	$190,342	$125,892

Depreciation expense was $17.8 million, $13.0 million and $14.5 million for the years ending December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, we had $13.2 million and $17.6 million of capitalized cost, respectively, and $2.9 million and $2.8 million, respectively, of accumulated depreciation of equipment under capital leases, respectively, included in revenue equipment in the above schedule.

13. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill within our intermodal, energy logistics and chemical logistics segments and the related changes were as follows (in thousands):

	December 31, 2011	Additions	Purchase Price Adjustments	December 31, 2012
Intermodal (1)	$31,344	$—	$66	$31,410
Energy Logistics (2)	—	71,339	—	71,339
Chemical Logistics (3)	—	1,545	—	1,545

Total	$31,344	$72,884	$66	$104,294

(1)	Purchase price adjustment for the Greensville acquisition.
(2)	Of the total additions of $71.3 million, $1.7 million related to an independent affiliate acquisition, $1.1 million related to the Trojan acquisition, $48.2 million related to the Bice acquisition and $20.3 million related to the Dunn’s acquisition.
(3)	Additions are related to an independent affiliate acquisition.

Goodwill within our intermodal segment and the related changes were as follows (in thousands):

	December 31, 2010	Addition Acquisition of Greensville	December 31, 2011
Intermodal	$27,023	$4,321	$31,344

Intangible Assets

Intangible assets at December 31, 2012 are as follows (in thousands):

	Gross Book Value	2012 Additions	Accumulated Amortization	Net Book Value	Average Lives (in years)
Tradename—Intermodal	$7,400	$—	$—	$7,400	Indefinite
Tradename—Energy Logistics	—	1,100	(304)	796	2
Customer relationships	14,260	19,150	(6,292)	27,118	10-12
Non-compete agreements	3,221	1,090	(3,015)	1,296	3-6
Service agreement	—	1,120	(76)	1,044	11

	$24,881	$22,460	$(9,687)	$37,654

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Of the total intangibles of $37.7 million at December 31, 2012, $20.9 million was allocated to our energy logistics segment, $16.6 million was allocated to our intermodal segment and $0.2 million was allocated to our chemical logistics segment.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Amortization expense for the years ended December 31, 2012, 2011, and 2010 was $3.3 million, $1.4 million and $1.5 million, respectively. Estimated amortization expense for intangible assets is as follows (in thousands):

2013	$4,186
2014	3,680
2015	3,434
2016	3,430
2017	3,354
Thereafter	12,170

14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable includes $2.0 million and $1.6 million of book overdrafts at December 31, 2012 and 2011, respectively.

Accrued expenses include the following at December 31 (in thousands):

	2012	2011
Salaries, wages and benefits	$4,783	$5,519
Accrued interest	4,561	4,184
Claims and deposits	3,896	4,538
Taxes	1,191	2,185
Lease residual guarantees	6,759	1,807
Acquisition related earnouts	8,800	—
Other	7,899	7,094

	$37,889	$25,327

15. LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31 (in thousands):

	2012	2011
Capital lease obligations	$6,038	$9,101
ABL Facility	161,200	65,500
9.875% Second-Priority Senior Secured Notes, due 2018	225,000	225,000
5% Subordinated Acquisition Notes	21,300	—
Other Notes	6,533	8,943

Long-term debt, including current maturities	420,071	308,544
Discount on Notes	(1,265)	(1,481)

	418,806	307,063
Less current maturities of long-term debt (including capital lease obligations)	(7,831)	(9,400)

Long-term debt, less current maturities (including capital lease obligations)	$410,975	$297,663

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

The ABL Facility

Our ABL Facility provides for a revolving credit facility with a maturity of August 19, 2016. On September 27, 2012, our maximum borrowing capacity under the facility was increased from $250.0 million to $350.0 million. Borrowing availability under our ABL Facility did not change as a result of this amendment. Changes in borrowing availability result from increases or decreases in assets securing the ABL Facility. The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The ABL Facility is available for working capital needs and general corporate purposes, including permitted acquisitions. At December 31, 2012, we had $55.2 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at December 31, 2012 was 1.25% for base rate borrowings and 2.25% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at December 31, 2012 and 2011 was 2.5% and 2.3%, respectively.

The borrowing base for the ABL Facility consists of eligible accounts receivable, inventory, tractor and trailer equipment, real property and certain other equipment.

We recorded $6.4 million in debt issuance costs relating to the ABL Facility. We are amortizing the debt issuance costs over the remaining term of the ABL Facility.

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

Accounting Treatment for the Exchange of ABL Facility for Previous ABL Facility and Amendment of ABL Facility

The exchange of our previous ABL Facility for the ABL Facility was treated partially as a debt modification and partially as a debt extinguishment in accordance with FASB guidance. Under applicable FASB guidance, we compared the product of the remaining term multiplied by the maximum borrowing capacity of our previous ABL Facility to the maximum borrowing capacity of the new arrangement on a creditor-by-creditor basis to determine the accounting treatment. For each creditor, if the borrowing capacity of the new arrangement is greater than or equal to the maximum borrowing capacity of the old arrangement, then the exchange is classified as a modification, and, if not, the exchange is classified as an extinguishment in proportion to the percentage of the decrease. If the exchange is classified as a modification, then any unamortized debt issuance costs relating to our previous ABL Facility are allocated to the ABL Facility and amortized over the term of the ABL Facility using the effective interest method. Furthermore, if the exchange is classified as an extinguishment, then any unamortized debt issuance costs relating to our previous ABL Facility are written off in proportion to the decrease in maximum borrowing capacity of the ABL Facility. Upon the exchange of our previous ABL Facility with the ABL Facility, we wrote off $0.9 million of unamortized debt issuance costs, reflecting the proportion of such costs determined to be for indebtedness treated as extinguished, and the remaining unamortized debt issuance costs of $1.3 million, relating to indebtedness deemed a modification, were allocated to the ABL Facility. The recent amendment to the ABL Facility was treated as a modification.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

5% Subordinated Acquisition Notes

In 2012, we issued promissory notes in an aggregate principal amount of $21.3 million as part of the consideration for the Bice acquisition. The promissory notes bear interest at a fixed rate of 5.0% per annum and mature June 1, 2017. Payments of interest only are scheduled for the end of each calendar quarter with principal payable in full at maturity. The promissory notes are unsecured and subordinated. The notes are non-negotiable and non-transferable and may be prepaid at any time without premium or penalty.

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

For the Years Ended December 31, 2012, 2011 and 2010

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

For the Years Ended December 31, 2012, 2011 and 2010

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

The payment obligations under the ABL Facility are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first lien obligations. We were in compliance with the covenants under the ABL Facility and the 2018 Notes at December 31, 2012.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Debt Retirement

The following is a schedule of our total indebtedness outstanding at December 31, 2012 over the periods we are required to pay such indebtedness (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Capital lease obligations	$3,912	$1,610	$333	$106	$77	—	$6,038
ABL Facility	—	—	—	161,200	—	—	161,200
9.875% Second-Priority Senior Secured Notes, due 2018 (1)	—	—	—	—	—	225,000	225,000
5% Subordinated Acquisition Notes	—	—	—	—	21,300	—	21,300
Other Notes	3,919	1,265	1,084	265	—	—	6,533

Total	$7,831	$2,875	$1,417	$161,571	$21,377	225,000	$420,071

(1)	Amount does not include the remaining unamortized original issue discount of approximately $1.3 million related to the 2018 Notes.

The following is a schedule of our debt issuance costs for the year ended (in thousands):

	December 31, 2011	Additional Debt Issuance Costs	2012 Amortization Expense	December 31, 2012
ABL Facility	$5,094	$989	$(1,238)	$4,845
9.875% Second-Priority Senior Secured Notes, due 2018	5,560	—	(895)	4,665

Total	$10,654	$989	$(2,133)	$9,510

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Amortization expense of debt issuance costs was $2.1 million, $2.1 million, and $2.7 million for years ending December 31, 2012, 2011, and 2010, respectively, and is included in interest expense.

16. INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components for years ended December 31 (in thousands):

	2012	2011	2010
Domestic	$21,853	$24,535	$(8,153)
Mexico	851	855	1,052
Canada	45	(18)	106

	$22,749	$25,372	$(6,995)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

The components of the (benefit) from provision for income tax for the years ended December 31 are as follows (in thousands):

	2012	2011	2010
Current taxes:
Federal	$(337)	$146	$13
State	516	998	794
Mexico	166	(45)	(414)
Canada	436	842	18

	781	1,941	411

Deferred taxes:
Federal	7,038	7,529	(2,743)
State	136	971	(49)

	7,174	8,500	(2,792)
Valuation Allowance
Federal	(32,586)	(7,529)	2,743
State	(2,696)	(971)	49

	(35,282)	(8,500)	2,792

(Benefit from) provision for income taxes	$(27,327)	$1,941	$411

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

The net deferred tax asset (liability) consisted of the following at December 31 (in thousands):

	2012	2011
Deferred tax assets:
Environmental reserve	$8,262	$8,612
Tax credit carryforwards	7,701	7,294
Self-insurance reserves	6,723	7,241
Allowance for doubtful accounts	270	261
Pension	8,414	8,998
Net operating loss carryforwards	29,201	29,378
Stock compensation	2,531	2,178
Other accruals	4,425	3,688
Accrued losses and damage claims	30	52

	67,557	67,702
Less valuation allowance	(4,258)	(39,540)

	$63,299	$28,162

Deferred tax liabilities:
Property and equipment basis differences	(26,449)	(21,706)
Accrued interest and original issue discount	(2,831)	(3,089)
Depreciation of environmental costs	(1,826)	(1,130)
Fair value earnout adjustments	(1,038)	—
Intangible basis differences	(2,833)	(2,237)

Net deferred tax asset	$28,322	$—

Comprised of:
Current deferred tax asset	$16,609	$4,048
Long-term deferred tax asset	46,690	—
Long-term deferred tax liability	(34,977)	(4,048)

Net deferred tax asset	$28,322	$—

During 2012, we recorded a deferred tax benefit of $28.1 million of which $35.3 related to a prior year valuation allowance release. These releases of the valuation allowance are a result of our consistent cumulative income position, improved operating results, and recent expansion of our energy business through acquisition which is expected to provide future taxable income. Management has determined based on the evaluation of both objective and subjective evidence available, that it is more likely than not that the deferred tax assets for which the valuation allowance was recorded, are realizable.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Our effective tax rate differs from the federal statutory rate. The reasons for those differences are as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Tax expense (benefit) at the statutory rate	$7,962	$8,880	$(2,448)
State income taxes, net of federal benefit	679	1,625	408
Uncertain tax position adjustments	49	(252)	(384)
Stock compensation	123	278	—
Impact of foreign tax rates	(13)	435	(167)
Valuation allowance	(35,282)	(8,500)	2,792
Work opportunity tax credit	—	234	(10)
IRC Section 956 income	335	219	240
Foreign tax credit	(525)	(1,367)	(253)
Provision to return and other adjustments to deferred taxes	(608)	—	—
Other	(47)	389	233

(Benefit from) provision for income taxes	$(27,327)	$1,941	$411

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

At December 31, 2012, we had an estimated $75.1 million in federal net operating loss carryforwards, $3.6 million of unrecognized federal operating loss carryforwards related to excess stock compensation deductions and uncertain tax position deductions, $2.3 million in alternative minimum tax credit carryforwards and $5.3 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2018 through 2030 while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits will expire in years 2014 through 2022.

Significant judgment is required in determining our provision for income taxes. In the ordinary course of an international business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as needed. As of December 31, 2012, U.S. taxes were not provided on income of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.

Rollforward of valuation allowance (in thousands):

	2012	2011	2010
Beginning balance	$(39,540)	$(46,025)	$(43,032)
Change in assessments about the realization of deferred income tax assets	35,282	6,485	(2,993)

Ending balance	$(4,258)	$(39,540)	$(46,025)

At December 31, 2012 and 2011, we had approximately $1.7 million and $1.6 million, respectively, of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits at December 31, 2012, $1.0 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Included in the balance of gross unrecognized tax benefits at December 31, 2012 less than $0.1 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of the applicable statute of limitations. A reconciliation of the total amount of unrecognized tax benefits as of December 31 follows (in thousands):

	2012	2011	2010
Total unrecognized tax benefits as of January 1,	$1,628	$1,585	$1,776
Increases in tax positions taken during prior period	359	425	160
Decreases in tax positions taken during prior period	(75)	—	—
Increases in tax positions taken in the current period	85	—	—
Decreases in tax positions taken in the current period	(20)	—	—
Settlements with taxing authorities	(85)	—	—
Decrease due to lapse of applicable statute of limitations	(240)	(382)	(351)

Total unrecognized tax benefits as of December 31,	$1,652	$1,628	$1,585

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the year ended December 31, 2012, we recognized additional benefit of $0.1 million of interest and penalties in the provision for income taxes. As of December 31, 2011, we had accrued interest of $0.5 million (net of federal benefit) and $0.2 million accrued for penalties. At December 31, 2012, we had accrued interest of $0.4 million (net of federal benefit) and $0.2 million accrued for penalties.

We are subject to the income tax jurisdiction of the U.S., Canada, and Mexico, as well as multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for the years before 2007, to international examinations for years before 2006 and, with few exceptions, to state examinations before 2008.

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

We follow the recognition and disclosure requirements under the FASB guidance that require us to recognize the funded status of our postretirement benefit plans in the consolidated statement of financial position at December 31, 2012, with a corresponding adjustment to accumulated other comprehensive loss. The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive loss represents the net unrecognized actuarial gains or losses and unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive loss (in thousands):

2012
Items not yet recognized as a component of net periodic cost:
Unrecognized net actuarial loss	$34,619
Unamortized prior service cost	323

Unrecognized loss and prior service costs recorded as a component of accumulated other comprehensive loss	$34,942

Items to be recognized in 2013 as a component of net periodic cost:
Net actuarial loss	$1,451
Prior service cost	94

Net periodic cost to be recorded in 2013 from accumulated other comprehensive loss	$1,545

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Obligations and Funded Status

The following table sets forth the change in the projected benefit obligation, change in plan assets and unfunded status of the two plans at 2012 and 2011 (in thousands):

	2012	2011
Change in Projected Benefit Obligation
Benefit obligation at January 1,	$51,557	$48,630
Settlement	(1,813)	—
Service cost	166	176
Interest cost	2,102	2,420
Actuarial loss	3,827	3,785
Benefits and expenses paid	(3,202)	(3,454)

Benefit obligation at December 31,	$52,637	$51,557

	2012	2011
Change in Plan Assets
Fair value of plan assets at January 1,	$28,912	$29,947
Settlement	(709)	—
Actual return (loss) on plan assets	2,916	(400)
Contributions by Company	3,643	2,819
Benefits and expenses paid	(3,202)	(3,454)

Fair value of plan assets at December 31,	$31,560	$28,912

	2012	2011
Unfunded Status of Plans
Projected benefit obligation	$(52,637)	$(51,557)
Fair value of plan assets	31,560	28,912

Unfunded status as of December 31,	$(21,077)	$(22,645)

The accumulated benefit obligation for both defined benefit pension plans equaled the projected benefit obligations of $52.6 million and $51.6 million at December 31, 2012 and 2011, respectively.

We had the following net pension equity charges (after-tax) that were recorded as part of other comprehensive loss and accumulated other comprehensive loss:

	2012	2011	2010
Net actuarial loss, net of tax	$(422)	$(5,307)	$(614)
Prior service cost	94	94	94

Adjustment to pension benefit obligation	$(328)	$(5,213)	$(520)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Periodic Pension Costs

The components of net periodic pension cost are as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Service cost	$166	$176	$203
Interest cost	2,102	2,420	2,575
Amortization of loss	1,352	1,177	1,200
Amortization of prior service cost	94	94	94
Expected return on plan assets	(2,219)	(2,298)	(2,161)

Net periodic pension cost	$1,495	$1,569	$1,911

Assumptions

Weighted average assumptions used to determine benefit obligations at December 31:

	2012	2011	2010
Discount rate	3.48%	4.20%	5.08%

Weighted average assumptions used to determine net periodic benefit cost at December 31:

	2012	2011	2010
TTWU Plan
Discount rate	3.90%	4.90%	5.50%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%
CLC Plan
Discount rate	4.50%	5.25%	5.70%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

The discount rate is based on a model portfolio of AA-rated bonds with a maturity matched to the estimated payouts of future pension benefits. The TTWU Plan’s expected return on plan assets is based on our expectation of the long-term average rate of return on assets in the pension funds, which is based on the allocation of assets. The CLC Plan’s expected return on plan assets is based on historical and future returns of the multiple asset classes from which a weighted average was developed based on the asset allocation of the Plan.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Asset Mix

Our pension plan weighted-average asset allocations by asset category at December 31 are as follows:

	2012	2011
TTWU Plan
Equity securities and mutual funds	76.2%	46.2%
Debt securities	17.1%	30.2%
Other investments	—	20.9%
Cash and cash equivalents	6.7%	2.7%

	100.0%	100.0%
CLC Plan
Equity securities and mutual funds	77.3%	51.8%
Debt securities	16.3%	36.0%
Other investments	—	9.7%
Cash and cash equivalents	6.4%	2.5%

	100.0%	100.0%

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

Our actual retirement plans’ asset allocations by level within the fair value hierarchy at December 31, 2012, are presented in the table below (in thousands):

	TTWU Plan					CLC Plan
	Level 1	Level 2	Level 3	Total	% Total	Level 1	Level 2	Level 3	Total	% Total
Cash and cash equivalents	$454	$—	$—	$454	6.7%	$1,586	$—	$—	$1,586	6.4%
Mutual funds	4,564	618	—	5,182	76.2%	15,367	3,766	—	19,133	77.3%
Corporate bonds	—	551	—	551	8.1%	—	1,902	—	1,902	7.7%
Asset-backed securities	—	610	—	610	9.0%	—	2,142	—	2,142	8.6%

Total assets	$5,018	$1,779	$—	$6,797	100.0%	$16,953	$7,810	$—	$24,763	100.0%

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Our actual retirement plans’ asset allocations by level within the fair value hierarchy at December 31, 2011, are presented in the table below (in thousands):

	TTWU Plan					CLC Plan
	Level 1	Level 2	Level 3	Total	% Total	Level 1	Level 2	Level 3	Total	% Total
Cash and cash equivalents	$185	$—	$—	$185	2.7%	$559	$—	$—	$559	2.5%
Equity securities	2,928	—	—	2,928	43.4%	10,798	—	—	10,798	48.7%
Mutual funds	188	—	—	188	2.8%	683	—	—	683	3.1%
Corporate bonds	—	1,462	—	1,462	21.7%	—	5,975	—	5,975	27.0%
Asset-backed securities	—	579	—	579	8.5%	—	1,993	—	1,993	9.0%
Other investments	—	311	1,097	1,408	20.9%	—	1,051	1,103	2,154	9.7%

Total assets	$3,301	$2,352	$1,097	$6,750	100.0%	$12,040	$9,019	$1,103	$22,162	100.0%

Level 1 includes cash and cash equivalents, equity securities and mutual funds. Fair values for these investments are measured using unadjusted quoted prices in active markets.

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

Level 3 includes investments in an interval fund containing a lock-up period that are valued using unobservable inputs. Valuation may be performed using a financial model with estimated inputs entered into the model.

The following is a reconciliation of assets in Level 3 of the fair value hierarchy (in thousands):

	TTWU	CLC
Beginning balance at January 1, 2011	$1,313	$1,108
Return on plan assets	24	(5)
Expenses	(240)	—

Balance at December 31, 2011	$1,097	$1,103

Return on plan assets	7	21
Expenses	—	—
Settlements	(709)	—
Sales	(395)	(1,124)

Ending balance at December 31, 2012	$—	$—

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Cash Flows

We expect to contribute $0.9 million to the TTWU pension plan and $2.3 million to the CLC pension plan during the year ending December 31, 2013.

The following benefit payments are expected to be paid (in thousands):

2013	$3,367
2014	3,363
2015	3,384
2016	3,389
2017	3,401
2018 – 2022	16,376

In 2001, we established a Deferred Compensation Plan for our executives and other key employees. The plan is a non-qualified deferral plan that allows participants to contribute a portion of their wages on a pre-tax basis and includes a death benefit. No contributions were made in 2012, 2011 and 2010. Effective December 31, 2010, this plan was frozen and no future contributions will be made to the plan.

Substantially all of our U.S. employees are entitled to participate in our profit sharing plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the plan after 90 days of employment. At our discretion, we may also contribute to the plan. Employees are always vested in their contributed balance and become fully vested in our contributions after four years of service. The expenses related to contributions to the plan for the years ended December 31, 2012, 2011 and 2010 were approximately $0.3 million, $0.2 million and $0.3 million, respectively.

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

At December 31, 2012, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 2.4% of our total workforce including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Our participation in these plans is outlined in the table below (contributions in thousands):

Pension Plan	EIN/Pension Plan Number (1)	Pension Protection Act Zone Status (2)		FIP/RP Status Pending/ Implemented (3)	Contributions by us			Expiration Date of Collective- Bargaining Agreement
		2012	2011		2012	2011	2010
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850	Yellow	Green	RP Pending	$41	$40	$40	2/8/2016
New York State Teamsters Conference Pension and Retirement Fund	16-6063585	Red	Red	RP Adopted	140	87	75	7/14/2014
Central States Southeast and Southwest Areas Pension Fund	36-6044243	Red	Red	RP Adopted	2,647	2,435	2,366	5/31/2013 to 8/31/2015

					$2,828	$2,562	$2,481

(1)	The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable.
(2)	Unless otherwise noted, the most recent Pension Protection Act zone status available in 2012 and 2011 is for the plan’s year-end at December 31, 2011 and December 31, 2010, respectively. The zone status is based on information that we received from the plan. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded.
(3)	The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. No surcharge has been imposed for any of these plans.

We do not currently intend to withdraw from the three multi-employer pension plans or take any actions that would subject us to payment of contingent obligations upon withdrawal from such plans. Based on information provided to us from the trustees of these plans, we estimate our portion of the contingent liability in the case of a full withdrawal or termination from these plans to be approximately $73.8 million, of which $68.8 million relates to the Central States Southeast and Southwest Areas Pension Plan.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Our ABL Facility and indenture governing the 2018 Notes contain restrictions on QDI’s ability to pay dividends on its common stock.

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

Warrants

On October 15, 2009 in conjunction with the issuance of our 2013 PIK Notes, we issued 1,752,895 aggregate amount of warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants are exercisable during the period beginning April 16, 2010 and ending November 1, 2013. The warrants were accounted for at their fair value on October 15, 2009, which is based on the closing price of our common stock on that date. Approximately $6.7 million representing the fair value of the warrants was recorded to stock purchase warrants within shareholders’ deficit, with a corresponding discount on the 2013 PIK Notes. The discount was being amortized over the term of the 2013 PIK Notes until July 2011 when the remaining unamortized discount was written-off in conjunction with the final redemption of the 2013 PIK Notes. As of December 31, 2012, we had warrants outstanding of less than $0.1 million representing approximately 8,680 shares of our common stock. As of December 31, 2011, we had warrants outstanding of approximately $1.3 million representing approximately 354,000 shares of our common stock.

Treasury Stock

As of December 31, 2012 and 2011, we had approximately 879,000 and 267,000 treasury shares, respectively, carried at a cost of approximately $5.8 million and $1.9 million, respectively. These shares were acquired pursuant to our initial public offering, our publicly announced share repurchase program, the return of shares under limited recourse secured loans to shareholders, forfeitures and share withholdings.

Share Repurchase Program

On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). The Repurchase Program does not have an expiration date. Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program and it can be discontinued at any time that we feel additional purchases are not warranted. As of December 31, 2012, we have repurchased approximately 0.6 million shares valued at $3.7 million under the Repurchase Program.

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

Active Performance Incentive Plan

As of December 31, 2012, we maintain one active stock-based incentive plan, the Quality Distribution, Inc. 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), under which stock options, restricted shares and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The 2012 Equity Incentive Plan became effective May 30, 2012 upon receipt of shareholder approval and expires May 30, 2022. There are 2,000,000 shares of common stock reserved for issuance under the 2012 Equity Incentive Plan.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

The 2012 Equity Incentive Plan activity for the year ended December 31, 2012 is as follows (in thousands, except per share data):

Stock Options

	Number of Shares Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Options outstanding at December 31, 2011	—	—
2012 option activity:
Granted	48	$10.54
Exercised	—	—
Canceled	—	—

Options outstanding at December 31, 2012	48	$10.54

Options exercisable and expected to vest at December 31, 2012	—	—	—	—

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2012 exceeds the exercise price of the option multiplied by the number of shares represented by such option.

During the year ended December 31, 2012 (in thousands, except per share data):

•	the weighted-average grant date fair value per share of stock-based compensation granted to employees was $6.55;

•	there were no stock options exercised; and

•	there were no stock options that vested.

During the year ended December 31, 2012, cash was not used to settle any equity instruments previously granted.

Restricted Stock

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Restricted stock unvested at December 31, 2011	—	—
2012 activity:
Granted	30	$10.42
Vested	(4)	$10.61
Canceled	—	—

Restricted stock unvested at December 31, 2012	26	$10.39	$156

Frozen Performance Incentive Plans

We maintain two other stock-based incentive plans, the 2003 Stock Option Plan and the 2003 Restricted Stock Incentive Plan, under which stock options and restricted shares have been granted to employees, non-employee directors, consultants and advisors but under which no additional awards may be made after May 30, 2012 because we agreed to “freeze” them from further issuances in connection with the approval of the 2012 Equity Incentive Plan.

2003 Stock Option Plan

On November 5, 2003, our Board of Directors approved the 2003 Stock Option Plan in connection with our IPO. Nonqualified stock options that were granted under the 2003 Stock Option Plan become exercisable, with limited exceptions, in 25% increments on each of the first four anniversaries of the date upon which the options are granted or vest 50% in the third and 50% in the fourth year after issuance of the grant. The contractual term of each grant is ten years.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

The 2003 Stock Option Plan activity for the year ended December 31, 2012 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Options outstanding at December 31, 2010	2,356	$4.97
2011 option activity:
Granted	233	$9.70
Exercised (b)(c)	(348)	$5.11
Canceled	(34)	$4.56

Options outstanding at December 31, 2011	2,207	$5.45

2012 option activity:
Granted	163	$13.00
Exercised (b)(c)	(82)	$4.40
Canceled	(36)	$5.69
Expired	(48)	$8.12

Options outstanding at December 31, 2012	2,204	$5.99

Options exercisable and expected to vest at December 31, 2012	1,580	$5.25	5.14	$2,623

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2012 exceeds the exercise price of the option multiplied by the number of shares represented by such option.
(b)	Shares issued upon the exercise of stock options were treated as newly issued shares.
(c)	There was no tax benefit recognized in 2012, 2011 and 2010 related to stock-based compensation.

During the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data):

•	the weighted-average grant date fair value per share of stock-based compensation granted to employees during the three periods above was $8.09, $6.19 and $4.19, respectively;

•	the total intrinsic value of stock options exercised in 2012 and 2011 was $0.5 million and $2.4 million, respectively. The total intrinsic value of stock options exercised in 2010 was deminimus; and

•	the total fair value of stock options that vested during the three periods above was $1,223, $1,229 and $1,223, respectively.

During the year ended December 31, 2012, cash was not used to settle any equity instruments previously granted.

2003 Restricted Stock Incentive Plan

On November 5, 2003, our Board of Directors approved the 2003 Restricted Stock Incentive Plan, in connection with our IPO. The vesting periods for grant recipients were at the discretion of the Compensation Committee of the Board of Directors.

The 2003 Restricted Stock Incentive Plan activity for the year ended December 31, 2012 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Restricted stock unvested at December 31, 2010	479	$3.90
2011 activity:
Granted	93	$9.39
Vested	(220)	$4.12
Canceled	(17)	$4.93

Restricted stock unvested at December 31, 2011	335	$5.22	$3,766

2012 activity:
Granted	152	$12.67
Vested	(263)	$6.17
Canceled	(5)	$8.84

Restricted stock unvested at December 31, 2012	219	$9.19	$1,312

Accounting for Stock-Based Compensation

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

The fair value of options granted during 2012, 2011 and 2010 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted-average assumptions:

	2012	2011	2010
Risk free rate	0.8%	0.8%	2.0%
Expected life	5 years	5 years	5 years
Volatility	77.6%	78 .0%	77 .0%
Expected dividend	—	—	—

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Restricted stock awards are measured at fair value which is the stock price at date of grant at time of issuance and recognized on a straight-line basis over the vesting period.

Stock-based compensation expense recognized during the years ended December 31, 2012, 2011 and 2010 for each of the types of stock-based awards was (in thousands):

	2012	2011	2010
Stock options	$1,741	$1,777	$1,351
Restricted stock	1,497	1,097	922

Total stock-based compensation expense	$3,238	$2,874	$2,273

All stock-based compensation expense is classified within “Compensation” on the Consolidated Statements of Operations. None of the stock-based compensation was capitalized during 2012 and 2011.

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of December 31, 2012 (in thousands):

		Remaining years
Stock options	$2,339	2.5
Restricted stock	1,724	2.2

	$4,063

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

20. COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various noncancelable operating leases for our office facilities, office equipment, revenue equipment and vehicles. Future noncancelable lease commitments (excluding any sublease income) as of December 31, 2012, are as follows (in thousands):

2013	$21,877
2014	19,976
2015	19,135
2016	19,288
2017	16,017
Thereafter	2,985

Total	$99,278

We expect that some of our operating lease commitments for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates. Rent expense under operating leases was $23.2 million, $13.3 million and $16.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Environmental Matters

It is our policy to comply with all applicable environmental, safety and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. We have obtained independent certification that our management system is in place and functions according to professional standards and we continue to evaluate and continuously improve our Responsible Care® Management System performance. Our current activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, disposal water, and crude oil, which in many cases are classified as hazardous materials or hazardous substances. The energy logistics business operates disposal wells for non-conventional oil drilling wastewater. In addition, our former tank wash business (which was sold in 2009) and the remaining limited tank wash activities involve the generation, storage, discharge and disposal of wastes that may contain hazardous substances. As such, we and others who operate in our industry are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. Under certain of these laws, we could also be subject to allegations of liability for the activities of our independent affiliates or independent owner-operators.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

Environmental Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account the reserves described below, should not be material to our business or financial condition. As of December 31, 2012 and 2011, we had reserves in the amount of $9.0 million and $10.1 million, respectively, for all environmental matters, of which the most significant are presented and discussed below.

	Number of Sites		Reserves (in millions)
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Multi-party sites	15	18	$1.7	$2.2
Sole party sites:
Bridgeport, New Jersey	1	1	4.8	5.3
William Dick, Pennsylvania	1	1	0.7	0.9
Other Properties	6	6	1.8	1.7

Total	23	26	$9.0	$10.1

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

Property Contamination Liabilities—Multi-Party Sites

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 23 sites. At 15 of the 23 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 1 of the 15 sites, we are participating in the initial study to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 2 of the 15 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated all future expenditures for these 15 multi-party environmental matters to be paid over the next five years to be in the range of $1.7 million to $3.8 million. As of December 31, 2012, we have reserved $1.7 million.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Sole Party Sites

At 8 of the 23 sites, we are alleged to be the only responsible party and are in the process of conducting investigations and/or remediation projects. Five of these projects relate to operations conducted by CLC and its subsidiaries prior to our acquisition of CLC in 1998. These five sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; and (5) Charleston, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these five CLC sites is discussed in more detail below. We have estimated future expenditures over the next five years for these eight properties to be in the range of $7.3 million to $16.7 million. As of December 31, 2012, we have reserved $7.3 million.

Bridgeport, New Jersey

QDI is required under the terms of three federal consent decrees to perform remediation work at this operating truck terminal and tank wash site. CLC entered into consent orders with the U.S. Environmental Protection Agency (“USEPA”) in 1991, to treat groundwater, in 1998, to remove contamination in the wetlands, and in 2010, to assess and remediate contaminated soils at the site.

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began long-term operations in July 2011 and is in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA to continue in 2012, and USEPA has requested additional monitoring through 2017. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered into a consent order with USEPA in 2010 to perform the remediation work, which will consist of in-place thermal treatment. In late 2012, USEPA concluded that our additional required site investigation work for delineation purposes is now complete. The preliminary engineering design effort for the contaminated soils was started. We have estimated aggregate expenditures for the Bridgeport location over the next five years to be in the range of $4.8 million to $8.5 million. As of December 31, 2012, we have reserved $4.8 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in 1995 to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a groundwater treatment facility with local discharge in 2007 and the treatment facility began operations in 2010. Although initial soil treatment was completed in 2007, test results indicated that soil clean-up objectives were not fully achieved. Soil piles from isolated discrete removal actions were subsequently treated on-site; we are awaiting approval from USEPA that this work is complete. Negotiations are on-going with USEPA over further limited soil remediation consisting of targeted in-situ chemical treatment that may be needed at the site. We have estimated aggregate expenditures for the William Dick location over the next five years to be in the range of $0.7 million to $3.4 million. As of December 31, 2012, we have reserved $0.7 million.

Other Properties

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation (“NYSDEC”) in 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. The state issued a record of decision in 2006. The remedial design work plan has been approved by the NYSDEC, and the remedial action phase is expected to begin in 2013.

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at this truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. In 2012, we entered into the state’s voluntary clean-up program which requires us to perform additional sampling to close the site. Initial sampling work has commenced at the site.

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

We have estimated aggregate future expenditures over the next five years for Tonawanda, Scary Creek, Charleston and ISRA New Jersey to be in the range of $1.8 million to $4.8 million. As of December 31, 2012, we have reserved $1.8 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

21. TRANSACTIONS WITH RELATED PARTIES

At March 1, 2013 and December 31, 2012, Apollo and its affiliated funds owned or controlled approximately 17.4% and 17.3%, respectively, of QDI’s outstanding common stock. As a result, Apollo can influence substantially all matters requiring shareholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions and the ability to block an unsolicited tender offer.

In 2012, three of our customers (Momentive Specialty Chemical, Taminco and Lyondell Chemical) are controlled by Apollo. Revenues from these customers were $14.1 million in 2012. In 2011, one of our customers (Momentive Specialty Chemical) was controlled by Apollo. Revenues from this customer were $16.3 million. In 2010, two of our customers (Hexion Specialty Chemicals and Momentive Specialty Chemicals) were controlled by Apollo. Revenues from these two customers were $15.0 million in 2010. All pricing with the companies controlled by Apollo was based on market rates, including such factors as total expected revenue to be generated by the customer, number of loads to be hauled and the number of miles to be driven.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

22. GUARANTOR SUBSIDIARIES

At and during the year ended December 31, 2012, there were outstanding 2018 Notes that were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

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

The following condensed consolidating financial information for QDI, QD LLC, and QD Capital, which has no assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at December 31, 2012 and December 31, 2011 and condensed consolidating statements of operations for the years ended December 31, 2012 and 2011, and the condensed consolidating statements of cash flows for each of the years ended December 31, 2012 and 2011.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

The Company revised its condensed consolidating Balance Sheet for the year ended December 31, 2011 to correct the presentation of inter-company balances from net to gross amounts within current and long-term assets and liabilities, respectively. The revision was made to appropriately reflect intercompany balances for QDI, QD LLC and QD Capital, the Guarantor subsidiaries and Non-Guarantor subsidiaries as of December 31, 2011. This revision, which the Company determined is not material, and had no impact on the consolidated financial statements or footnotes, except for the QDI, QD LLC and QD Capital, the Guarantor subsidiaries and Non-Guarantor subsidiaries columns of the condensed consolidating balance sheet as of December 31, 2011.

The Company further revised its condensed consolidated balance sheet for the year ended December 31, 2011 to correct the presentation of investment in subsidiaries in the Guarantor subsidiaries column. The correction reclassifies the balance of approximately $28.0 million from Investment in subsidiary into noncurrent intercompany receivable. This revision, which the Company determined is not material, had no impact on the consolidated financial statements or footnotes other than the Guarantor subsidiaries column of the condensed consolidating balance sheet as of December 31, 2011.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2012

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$597,406	$—	$—	$597,406
Service revenue	—	—	120,698	403	—	121,101
Fuel surcharge	—	—	123,611	—	—	123,611

Total operating revenues	—	—	841,715	403	—	842,118

Operating expenses:
Purchased transportation	—	—	552,524	—	—	552,524
Compensation	—	—	82,143	—	—	82,143
Fuel, supplies and maintenance	—	—	82,033	—	—	82,033
Depreciation and amortization	—	—	21,090	—	—	21,090
Selling and administrative	—	39	33,758	85	—	33,882
Insurance costs	—	—	15,821	9	—	15,830
Taxes and licenses	—	—	2,825	—	—	2,825
Communication and utilities	—	—	3,636	—	—	3,636
Gain on disposal of property and equipment	—	—	(846)	(142)	—	(988)

Operating (loss) income	—	(39)	48,731	451	—	49,143

Interest expense (income), non-related party, net	—	28,490	782	(14)	—	29,258
Interest (income) expense, related party, net	—	(28,490)	28,905	(415)	—	—
Other expense	—	—	(2,849)	(15)	—	(2,864)

(Loss) income before income taxes	—	(39)	21,893	895	—	22,749
Provision for (benefit from) income taxes	3,306	—	(30,799)	166	—	(27,327)
Equity in earnings of subsidiaries	53,382	53,421	—	—	(106,803)	—

Net income	$50,076	$53,382	$52,692	$729	$(106,803)	$50,076

Total other comprehensive loss	(371)	(371)	(328)	(43)	742	(371)

Comprehensive income	$49,705	$53,011	$52,364	$686	$(106,061)	$49,705

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2011

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$517,780	$—	$—	$517,780
Service revenue	—	—	110,064	524	—	110,588
Fuel surcharge	—	—	117,583	—	—	117,583

Total operating revenues	—	—	745,427	524	—	745,951

Operating expenses:
Purchased transportation	—	—	522,866	—	—	522,866
Compensation	—	—	61,098	—	—	61,098
Fuel, supplies and maintenance	—	—	51,102	—	—	51,102
Depreciation and amortization	—	—	14,413	—	—	14,413
Selling and administrative	—	120	21,445	82	—	21,647
Insurance costs	—	—	14,025	17	—	14,042
Taxes and licenses	—	—	2,211	—	—	2,211
Communication and utilities	—	—	2,732	—	—	2,732
Gain on disposal of property and equipment	—	—	(1,318)	—	—	(1,318)
Restructuring credit	—	—	(521)	—		(521)

Operating (loss) income	—	(120)	57,374	425	—	57,679
Interest (income) expense, non-related party, net	(15)	28,012	923	(8)	—	28,912
Interest (income) expense, related party, net	—	(28,012)	28,427	(415)	—	—
Write-off of debt issuance costs	—	3,181	—	—	—	3,181
Other expense	—	2	201	11	—	214

Income (loss) before income taxes	15	(3,303)	27,823	837	—	25,372
Provision for (benefit from) income taxes	126	—	1,860	(45)	—	1,941
Equity in earnings of subsidiaries	23,542	26,845	—	—	(50,387)	—

Net income	$23,431	$23,542	$25,963	$882	$(50,387)	$23,431

Total other comprehensive (loss) income	(5,187)	(5,187)	(5,213)	26	10,374	(5,187)

Comprehensive income	$18,244	$18,355	$20,750	$908	$(40,013)	$18,244

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$498,446	$—	$—	$498,446
Service revenue	—	—	106,893	581	—	107,474
Fuel surcharge	—	—	80,678	—	—	80,678

Total operating revenues	—	—	686,017	581	—	686,598

Operating expenses:
Purchased transportation	—	—	471,792	—	—	471,792
Compensation	—	—	57,563	—	—	57,563
Fuel, supplies and maintenance	—	—	54,366	1	—	54,367
Depreciation and amortization	—	—	16,004	—	—	16,004
Selling and administrative	33	195	19,015	96		19,339
Insurance costs	—	—	15,525	21	—	15,546
Taxes and licenses	—	—	2,218	—	—	2,218
Communication and utilities	—	—	4,119	—	—	4,119
Loss (gain) on disposal of property and equipment	—	—	1,141	(5)	—	1,136
Restructuring costs	—	—	7,779	—	—	7,779

Operating (loss) income	(33)	(195)	36,495	468	—	36,735
Interest expense (income), non-related party, net	37	34,221	1,339	(49)	—	35,548
Interest (income) expense, related party, net	—	(34,226)	34,652	(426)	—	—
Write-off of debt issuance costs	—	7,391	—	—	—	7,391
Other expense (income)	735	174	96	(214)	—	791

(Loss) income before income taxes	(805)	(7,755)	408	1,157	—	(6,995)
Provision for (benefit from) income taxes	3	—	822	(414)	—	411
(Loss) equity in earnings of subsidiaries	(6,598)	1,157	—	—	5,441	—

Net (loss) income	$(7,406)	$(6,598)	$(414)	$1,571	$5,441	$(7,406)

Total other comprehensive loss	(607)	(607)	(520)	(87)	1,214	(607)

Comprehensive (loss) income	$(8,013)	$(7,205)	$(934)	$1,484	$6,655	$(8,013)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Consolidating Balance Sheet, December 31, 2012

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2,580	$124	$—	$2,704
Accounts receivable, net	—	—	113,863	43	—	113,906
Prepaid expenses	—	(19)	14,648	22	—	14,651
Deferred tax asset, net	—	—	16,609	—	—	16,609
Intercompany	—	—	369,458	88	(369,546)	—
Other	44	—	9,679	(29)	—	9,694

Total current assets	44	(19)	526,837	248	(369,546)	157,564
Property and equipment, net	—	—	190,342	—	—	190,342
Goodwill	—	—	104,294	—	—	104,294
Intangibles, net	—	—	37,654	—	—	37,654
Non-current deferred tax asset, net	(2,300)	—	14,013	—	—	11,713
Investment in subsidiaries	(86,339)	425,602	—	—	(339,263)	—
Intercompany	144,738	252,732	389,289	11,582	(798,341)	—
Other assets	—	9,510	2,526	—	—	12,036

Total assets	$56,143	$687,825	$1,264,955	$11,830	$(1,507,150)	$513,603

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$—	$3,918	$—	$—	$3,918
Current maturities of capital lease obligations	—	—	3,913	—	—	3,913
Accounts payable	—	—	9,977	(11)	—	9,966
Intercompany	74,583	—	294,963	—	(369,546)	—
Independent affiliates and independent owner-operators payable	—	—	14,243	—	—	14,243
Accrued expenses	—	4,294	33,567	28	—	37,889
Environmental liabilities	—	—	2,739	—	—	2,739
Accrued loss and damage claims	—	—	7,326	—	—	7,326

Total current liabilities	74,583	4,294	370,646	17	(369,546)	79,994
Long-term indebtedness, less current maturities	—	384,935	23,915	—	—	408,850
Capital lease obligations, less current maturities	—	—	2,125	—	—	2,125
Environmental liabilities	—	—	6,302	—	—	6,302
Accrued loss and damage claims	—	—	9,494	—	—	9,494
Intercompany	—	384,935	409,053	4,353	(798,341)	—
Other non-current liabilities	—	—	25,233	45	—	25,278

Total liabilities	74,583	774,164	846,768	4,415	(1,167,887)	532,043

Shareholders’ (deficit) equity:
Common stock	437,192	354,963	390,760	4,191	(749,914)	437,192
Treasury stock	(5,849)	—	—	—	—	(5,849)
Accumulated (deficit) retained earnings	(228,467)	(220,458)	57,630	4,356	158,472	(228,467)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(31,752)	(31,280)	(30,203)	(1,077)	62,560	(31,752)
Stock purchase warrants	25	25	—	—	(25)	25

Total shareholders’ (deficit) equity	(18,440)	(86,339)	418,187	7,415	(339,263)	(18,440)

Total liabilities and shareholders’ equity (deficit)	56,143	$687,825	$1,264,955	$11,830	$(1,507,150)	$513,603

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$50,076	$53,382	$52,692	$729	$(106,803)	$50,076
Adjustments for non-cash charges	(46,838)	(79,562)	15,204	(557)	106,803	(4,950)
Net changes in assets and liabilities	(2,908)	1,305	(26,519)	(2)	—	(28,124)
Intercompany activity	(330)	24,875	(23,986)	(559)	—	—

Net cash provided by (used in) operating activities	—	—	17,391	(389)	—	17,002

Cash flows from investing activities:
Capital expenditures	—	—	(32,317)	—	—	(32,317)
Greensville purchase price adjustment	—	—	(566)	—	—	(566)
Acquisition of Trojan	—	—	(8,657)	—	—	(8,657)
Acquisition of Bice	—	—	(52,176)	—	—	(52,176)
Acquisition of Dunn’s	—	—	(34,321)	—	—	(34,321)
Acquisition of independent affiliate’s assets	—	—	(17,143)	—	—	(17,143)
Proceeds from sales of property and equipment	—	—	13,497	—	—	13,497

Net cash used in investing activities	—	—	(131,683)	—	—	(131,683)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(8,540)	—	—	(8,540)
Proceeds from revolver	—	236,800	—	—	—	236,800
Payments on revolver	—	(141,100)	—	—	—	(141,100)
Deferred financing costs	—	(989)	—	—	—	(989)
Proceeds from equity offering, net of transaction costs	30,493	—	—	—	—	30,493
Proceeds from exercise of stock options	360	—	—	—	—	360
Purchases of treasury stock	(3,658)	—	—	—	—	(3,658)
Other	—	—	(34)	—	—	(34)
Intercompany activity	(27,195)	(94,711)	121,906	—	—	—

Net cash provided by financing activities	—	—	113,332	—	—	113,332

Effect of exchange rate changes on cash	—	—	—	—	—	—

Net decrease in cash and cash equivalents	—	—	(960)	(389)	—	(1,349)
Cash and cash equivalents, beginning of year	—	—	3,540	513	—	4,053

Cash and cash equivalents, end of year	$—	$—	$2,580	$124	$—	$2,704

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$23,431	$23,542	$25,963	$882	$(50,387)	$23,431
Adjustments for non-cash charges	(20,668)	(49,029)	40,760	(415)	50,387	21,035
Net changes in assets and liabilities	(158)	(1,238)	(8,666)	995	—	(9,067)
Intercompany activity	(2,605)	26,725	(22,592)	(1,528)	—	—

Net cash provided by (used in) operating activities	—	—	35,465	(66)	—	35,399

Cash flows from investing activities:
Capital expenditures	—	—	(38,340)	—	—	(38,340)
Acquisition of Greensville Transport Company	—	—	(8,594)	—	—	(8,594)
Proceeds from sales of property and equipment	—	—	16,476	—	—	16,476

Net cash used in investing activities	—	—	(30,458)	—	—	(30,458)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	(33,378)	(9,229)	—	—	(42,607)
Proceeds from revolver	—	175,457	—	—	—	175,457
Payments on revolver	—	(148,457)	—	—	—	(148,457)
Deferred financing costs	—	(4,965)	—	—	—	(4,965)
Redemption of noncontrolling interest	—	—	(1,833)	—	—	(1,833)
Proceeds from equity offering, net of transaction costs	17,580	—	—	—	—	17,580
Proceeds from exercise of stock options	1,768	—	—	—	—	1,768
Other	—	—	415	—	—	415
Intercompany activity	(19,348)	11,343	8,005	—	—	—

Net cash used in financing activities	—	—	(2,642)	—	—	(2,642)

Effect of exchange rate changes on cash	—	—	1	—	—	1

Net increase (decrease) in cash and cash equivalents	—	—	2,366	(66)	—	2,300
Cash and cash equivalents, beginning of year	—	—	1,174	579	—	1,753

Cash and cash equivalents, end of year	$—	$—	$3,540	$513	$—	$4,053

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(7,406)	$(6,598)	$(414)	$1,571	$5,441	$(7,406)
Adjustments for non-cash charges	9,566	(20,673)	50,553	(426)	(5,441)	33,579
Net changes in assets and liabilities	140	(1,017)	(5,340)	1,115	—	(5,102)
Intercompany activity	(2,300)	28,288	(24,305)	(1,683)	—	—

Net cash provided by operating activities	—	—	20,494	577	—	21,071

Cash flows from investing activities:
Capital expenditures	—	—	(11,184)	—	—	(11,184)
Proceeds from sales of property and equipment	—	—	10,105	—	—	10,105

Net cash used in investing activities	—	—	(1,079)	—	—	(1,079)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	223,479	—	—	—	223,479
Principal payments on long-term debt and capital lease obligations	—	(201,085)	(9,692)	—	—	(210,777)
Proceeds from revolver	—	59,200	—	—	—	59,200
Payments on revolver	—	(88,700)	—	—	—	(88,700)
Deferred financing costs	—	(5,594)	—	—	—	(5,594)
Other	(692)	(319)	(476)	—	—	(1,487)
Intercompany activity	692	13,019	(11,611)	(2,100)	—	—

Net cash used in financing activities	—	—	(21,779)	(2,100)	—	(23,879)

Effect of exchange rate changes on cash	—	—	7	—	—	7

Net decrease in cash and cash equivalents	—	—	(2,357)	(1,523)	—	(3,880)
Cash and cash equivalents, beginning of year	—	—	3,531	2,102	—	5,633

Cash and cash equivalents, end of year	$—	$—	$1,174	$579	$—	$1,753

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated May 7, 2012 by and among Quality Carriers, Inc., Wylie Bice Trucking, LLC and Wylie C. Bice. Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K, filed June 6, 2012.

2.2	Asset Purchase Agreement, dated May 7, 2012 by and among QC Environmental Services, Inc., RM Resources, LLC, Wylie C. Bice, Monte Gawryluk and Dean A. Rodne. Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K, filed June 15, 2012.

3.1	Amended and Restated Articles of Incorporation of Quality Distribution, Inc., dated November 4, 2003. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed on November 5, 2003 (Registration No. 333-108344).

3.2	Articles of Amendment, dated June 28, 2005 to Amended and Restated Articles of Incorporation of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 28, 2005.

3.3	Articles of Amendment to Articles of Incorporation of Quality Distribution, Inc., filed May 28, 2010. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on May 28, 2010.

3.4*	Amended and Restated Bylaws of Quality Distribution. Inc., as amended December 19, 2012.

4.1	Indenture governing the 9% Senior Subordinated Notes due 2010, dated as of November 13, 2003, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York, as trustee. Incorporated herein by reference to Exhibit 4.5 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed on March 30, 2004.

4.2	Supplemental Indenture to the Indenture governing the 9% Senior Subordinated Notes due 2010, dated as of December 18, 2007, among Quality Distribution, LLC, QD Capital Corporation, Boasso America Corporation and The Bank of New York Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.6 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.3	Second Supplemental Indenture to the Indenture governing the 9% Senior Subordinated Notes due 2010, dated as of August 27, 2009, among Quality Distribution, LLC, QD Capital Corporation, QD Risk Services, Inc. and The Bank of New York Mellon, as trustee. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 31, 2009.

4.4	Third Supplemental Indenture to the Indenture governing the Quality Distribution, LLC and QD Capital Corporation’s 9% Senior Subordinated Notes due 2010, dated as of October 14, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 14, 2009.

4.5	Form of Exchange Note for the 9% Senior Subordinated Notes due 2010 (included as Exhibit B to Exhibit 4.1).

4.6	Indenture governing the Senior Floating Rate Notes due 2012, dated as of January 28, 2005, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Trust Company, N.A. as trustee. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on January 28, 2005.

4.7	Supplemental Indenture to the Indenture governing the Senior Floating Rate Notes due 2012, dated as of December 18, 2007, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, Boasso America Corporation and The Bank of New York Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.7 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.8	Second Supplemental Indenture to the Indenture governing the Senior Floating Rate Notes due 2012, Series A, dated as of August 27, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, QD Risk Services, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 31, 2009.

Exhibit No.	Description

4.9	Third Supplemental Indenture to the Indenture governing the Senior Floating Rate Notes due 2012, Series A, dated as of September 29, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1(a) to Quality Distribution, Inc.’s Current Report on Form 8-K filed on September 30, 2009.

4.10	Form of Exchange Note for the Senior Floating Rate Notes due 2012, Series A (included as Exhibit B to Exhibit 4.6).

4.11	Indenture with respect to the Senior Floating Rate Notes due 2012, Series B, dated as of December 18, 2007, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.12	Supplemental Indenture to the Indenture governing the Senior Floating Rate Notes due 2012, Series B, dated as of August 27, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, QD Risk Services, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 31, 2009.

4.13	Second Supplemental Indenture to the Indenture governing the Senior Floating Rate Notes due 2012, Series B, dated as of September 29, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1(b) to Quality Distribution, Inc.’s Current Report on Form 8-K filed on September 30, 2009.

4.14	Form of Exchange Note for the Senior Floating Rate Notes due 2012, Series B (included as Exhibit B to Exhibit 4.11).

4.15	Credit Agreement, dated as of December 18, 2007, among Quality Distribution, Inc., Quality Distribution, LLC, Credit Suisse, Cayman Islands Branch, as administrative agent, General Electric Capital Corporation, as collateral agent, SunTrust Bank, as syndication agent the lenders party thereto. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on December 24, 2007.

4.16	First Amendment to Credit Agreement, dated as of October 22, 2010, among Quality Distribution, Inc., Quality Distribution, LLC, the Lenders party hereto, Credit Suisse, Cayman Islands Branch as Administrative Agent for the Lenders, and General Electric Capital Corporation as Collateral Agent for the Lenders. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 26, 2010.

4.17	Indenture with respect to the 10% Senior Notes due 2013, dated as of October 15, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

Form of Exchange Note for the 10% Senior Notes due 2013 (included as Exhibit B to Exhibit 4.18).

4.18	Registration Rights Agreement with respect to the 10% Senior Notes due 2013, dated as October 15, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein, and Credit Suisse Securities (USA) LLC and Moelis & Company LLC, as dealer managers. Incorporated herein by reference to Exhibit 4.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

4.19	Indenture with respect to the 11.75% Senior Subordinated PIK Notes due 2013, dated as of October 15, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

Exhibit No.	Description

4.20	Form of Exchange Note for the 11.75% Senior Subordinated PIK Notes due 2013 (included as Exhibit B to Exhibit 4.21).

4.22	Registration Rights Agreement with respect to the 11.75% Senior Subordinated PIK Notes due 2013, dated as October 15, 2009, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and Credit Suisse Securities (USA) LLC and Moelis & Company LLC, as dealer managers. Incorporated herein by reference to Exhibit 4.4 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

4.22	Warrant Agreement, dated as October 15, 2009, between Quality Distribution, Inc. and The Bank of New York Mellon Trust Company, N.A., as warrant agent. Incorporated herein by reference to Exhibit 4.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

4.23	Indenture with respect to the 9.875% Second-Priority Senior Secured Notes due 2018, dated as of November 3, 2010, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 3, 2010.

4.24*	First Supplemental Indenture to Indenture with respect to the 9.875% Second-Priority Senior Secured Notes due 2018, dated as of August 19, 2011, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.

4.25	Second Supplemental Indenture to Indenture with respect to the 9.875% Second-Priority Senior Secured Notes due 2018, dated as of August 1, 2012, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

4.26	Form of Initial Note for the 9.875% Second-Priority Senior Secured Notes due 2018 (included as Exhibit B to Exhibit 4.25).

4.27	Registration Rights Agreement with respect to the 9.875% Second-Priority Senior Secured Notes due 2018, dated as November 3, 2010, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named in Annex I thereto and Credit Suisse Securities (USA) LLC, Jefferies & Company, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets LLC acting as representatives of the purchasers of the 9.875% Second-Priority Senior Secured Notes due 2018. Incorporated herein by reference to Exhibit 4.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 3, 2010.

4.28	Collateral Agreement dated and effective as of November 3, 2010, among Quality Distribution Inc., Quality Distribution, LLC, QD Capital Corporation, each subsidiary of QD LLC identified on Schedule I thereto and The Bank of New York Mellon Trust Company, N.A. as collateral agent. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 3, 2010.

10.1	Amended and Restated Shareholders’ Agreement, dated as of February 10, 1998, among MTL Inc., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and certain shareholders of MTL Inc. Incorporated herein by reference to Exhibit 4.13 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed on March 29, 2002.

10.2	Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL, Inc. Incorporated herein by reference to Exhibit 4.14 to Quality Distribution, Inc.’s Annual Report on Form 10-K filed on March 29, 2002.

10.3	Amendment No. 1, dated as of April 2, 2002, to the Amended and Restated Common and Preferred Stock Purchase and Shareholders’ Agreement, dated as of August 28, 1998, among BT Investment Partners, Inc., MTL Equity Investors, L.L.C., Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P. and MTL, Inc. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed on August 14, 2002 (Registration No. 333-98077).

10.4	Second Amended and Restated Registration Rights Agreement, dated as of August 28, 1998, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., Quality Distribution, Inc. and certain shareholders of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 10.4 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed on August 14, 2002 (Registration No. 333-98077).

Exhibit No.	Description

10.5	Agreement, dated as of May 30, 2002, among Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., Apollo U.K. Fund III, L.P., Quality Distribution, Inc., and certain shareholders of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, LLC’s Registration Statement on Form S-4 filed on August 14, 2002 (Registration No. 333-98077).

10.6	Warrant Agreement (including form of warrant certificate), dated as of May 30, 2002, between Quality Distribution, Inc. and The Bank of New York. Incorporated herein by reference to Exhibit 10.32 to Quality Distribution, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 24, 2003 (Registration No. 333-108344).

10.7†	Employment Agreement dated November 3, 2004 between Quality Distribution, Inc. and Gary Enzor. Incorporated herein by reference to Exhibit 99.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 9, 2004.

10.8†	Quality Distribution, Inc. 2003 Restricted Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on May 28, 2010.

10.9†	Quality Distribution, Inc. 2003 Restricted Stock Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on May 16, 2005.

10.10†	Form of Non Qualified Stock Option Agreement. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 7, 2005.

10.11†	Form of Restricted Stock Award Agreement. Incorporated herein by reference to Exhibit 10.6 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 7, 2005.

10.12	Modification to Terms of Employment for Gary R. Enzor dated June 14, 2007 between Quality Distribution, Inc. and Gary R. Enzor. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.13†	Employment Agreement, dated July 28, 2008, between Quality Distribution, Inc. and Stephen R. Attwood. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2008.

10.14†	Employment Agreement dated March 12, 2010 between Quality Distribution, Inc. and Randall Strutz. Incorporated herein by reference to Exhibit 10.23 to Quality Distribution, LLC’s Registration Statement on Amendment No. 3 to Form S-4 dated April 7, 2010 (Registration No. 333-163868).

10.15†	Employment Agreement, dated July 16, 2010 between Quality Distribution, Inc. and Joseph J. Troy. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on July 22, 2010.

10.16	Credit Agreement, dated as of August 19, 2011, among Quality Distribution, Inc., Quality Distribution, LLC, the other loan parties party thereto, Bank of America, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and the lenders party thereto. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 22, 2011.

10.17	Guarantee and Collateral Agreement, dated as of August 19, 2011, among Quality Distribution, Inc., Quality Distribution, LLC, the Company’s subsidiaries party thereto, and Bank of America, N.A., as administrative agent and collateral agent. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 22, 2011.

10.18	Quality Distribution, Inc. 2012 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.19	Form of Quality Distribution, Inc. 2012 Equity Incentive Plan Nonqualified Stock Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.20	Form of Quality Distribution, Inc. 2012 Equity Incentive Plan Restricted Stock Award Agreement. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.21	Form of Quality Distribution, Inc. 2012 Equity Incentive Plan Restricted Stock Unit Award Agreement. Incorporated herein by reference to Exhibit 10.4 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.22	Employment Agreement, effective July 9, 2012, between Quality Distribution, Inc. and John T. Wilson. Incorporated herein by reference to Exhibit 10.6 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Exhibit No.	Description

10.23	Agreement of Separation and General Release dated July 12, 2012, between Quality Distribution, Inc. and Jonathan C. Gold. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.24	Amendment to Credit Agreement, dated as of September 27, 2012 by and among Quality Distribution, Inc., Quality Distribution, LLC, the other loan parties party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 1, 2012.

10.25†*	Modification to Terms of Employment for Gary R. Enzor dated December 30, 2012 between Quality Distribution, Inc. and Gary R. Enzor.

10.26†*	Modification to Terms of Employment for Joseph J. Troy dated December 30, 2012 between Quality Distribution, Inc. and Joseph J. Troy.

10.27†*	Modification to Terms of Employment for Stephen R. Attwood dated December 30, 2012 between Quality Distribution, Inc. and Stephen R. Attwood.

10.28†*	Modification to Terms of Employment for Randall T. Strutz dated December 30, 2012 between Quality Distribution, Inc. and Randall T. Strutz.

10.29†*	Modification to Terms of Employment for John T. Wilson dated December 30, 2012 between Quality Distribution, Inc. and John T. Wilson.

21*	Subsidiaries of the Registrant.

23*	Consent of PricewaterhouseCoopers LLP

24*	Powers of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a) – 14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Document is filed with this Form 10-K
†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.