Form 10-Q
period 2013-03-31
QUALITY DISTRIBUTION INC
filed 2013-05-09
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 3, 2013, the registrant had 26,919,535 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Consolidated Statements of Operations

Unaudited (In 000’s, Except Per Share Amounts)

	Three months ended March 31,
	2013	2012
OPERATING REVENUES:
Transportation	$163,994	$133,206
Service revenue	33,454	27,985
Fuel surcharge	31,974	30,724

Total operating revenues	229,422	191,915

OPERATING EXPENSES:
Purchased transportation	142,872	131,877
Compensation	26,470	16,631
Fuel, supplies and maintenance	27,018	14,466
Depreciation and amortization	6,693	3,791
Selling and administrative	7,479	6,510
Insurance costs	4,497	3,219
Taxes and licenses	943	748
Communication and utilities	1,095	837
Gain on disposal of property and equipment	(3,089)	(2)

Total operating expenses	213,978	178,077

Operating income	15,444	13,838
Interest expense	7,723	7,189
Interest income	(211)	(179)
Other income	(6,972)	(236)

Income before income taxes	14,904	7,064
Provision for income taxes	5,760	364

Net income	$9,144	$6,700

PER SHARE DATA:
Net income per common share
Basic	$0.34	$0.27

Diluted	$0.34	$0.26

Weighted-average number of shares
Basic	26,625	24,546

Diluted	27,134	25,413

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited (In 000’s)

	Three months ended March 31,
	2013	2012
Net income	$9,144	$6,700

Other comprehensive income (loss), net of tax:
Amortization of prior service costs and losses	386	388
Translation adjustment	35	(39)

Total other comprehensive income, net of tax	421	349

Comprehensive income	$9,565	$7,049

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited (In 000’s)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,201	$2,704
Accounts receivable, net	124,502	113,906
Prepaid expenses	15,672	14,651
Deferred tax asset, net	19,017	16,609
Other	8,496	9,694

Total current assets	168,888	157,564
Property and equipment, net	184,238	190,342
Goodwill	104,294	104,294
Intangibles, net	36,592	37,654
Non-current deferred tax asset, net	3,975	11,713
Other assets	12,533	12,036

Total assets	$510,520	$513,603

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$3,035	$3,918
Current maturities of capital lease obligations	2,125	3,913
Accounts payable	13,911	9,966
Independent affiliates and independent owner-operators payable	16,545	14,243
Accrued expenses	34,765	37,889
Environmental liabilities	2,829	2,739
Accrued loss and damage claims	7,179	7,326

Total current liabilities	80,389	79,994
Long-term indebtedness, less current maturities	400,681	408,850
Capital lease obligations, less current maturities	1,080	2,125
Environmental liabilities	5,672	6,302
Accrued loss and damage claims	9,459	9,494
Other non-current liabilities	24,358	25,278

Total liabilities	521,639	532,043

Commitments and contingencies—Note 14
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 28,411 issued and 27,049 outstanding at March 31, 2013 and 28,102 issued and 27,223 outstanding at December 31, 2012	438,380	437,192
Treasury stock, 1,362 shares at March 31, 2013 and 879 shares at December 31, 2012	(9,281)	(5,849)
Accumulated deficit	(219,323)	(228,467)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(31,331)	(31,752)
Stock purchase warrants	25	25

Total shareholders’ deficit	(11,119)	(18,440)

Total liabilities and shareholders’ deficit	$510,520	$513,603

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended March 31, 2013 and 2012

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Total Shareholders’ Deficit
Balance, December 31, 2011	24,207	(267)	$393,859	$(1,878)	$(278,543)	$(189,589)	$(31,381)	$1,347	$(106,185)
Net income	—	—	—	—	6,700	—	—	—	6,700
Issuance of restricted stock	153	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(5)	—	(66)	—	—	—	—	(66)
Amortization of restricted stock	—	—	282	—	—	—	—	—	282
Amortization of stock options	—	—	391	—	—	—	—	—	391
Stock warrant exercises	346	—	1,322	—	—	—	—	(1,322)	—
Stock option exercises	41	—	235	—	—	—	—	—	235
Proceeds from equity offering, net of transaction costs	2,500	—	30,710	—	—	—	—	—	30,710
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	388	—	388
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(39)	—	(39)

Balance, March 31, 2012	27,247	(272)	$426,799	$(1,944)	$(271,843)	$(189,589)	$(31,032)	$25	$(67,584)

Balance, December 31, 2012	28,102	(879)	$437,192	$(5,849)	$(228,467)	$(189,589)	$(31,752)	$25	$(18,440)
Net income	—	—	—	—	9,144	—	—	—	9,144
Issuance of restricted stock	242	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	(4)	—	—	—	—	(4)
Amortization of restricted stock	—	—	481	—	—	—	—	—	481
Amortization of stock options	—	—	526	—	—	—	—	—	526
Stock option exercises	67	—	181	—	—	—	—	—	181
Purchases of treasury stock	—	(483)	—	(3,428)	—	—	—	—	(3,428)
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	386	—	386
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	35	—	35

Balance, March 31, 2013	28,411	(1,362)	$438,380	$(9,281)	$(219,323)	$(189,589)	$(31,331)	$25	$(11,119)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited (In 000’s)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,144	$6,700
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Deferred income tax expense	5,330	—
Depreciation and amortization	6,693	3,791
Bad debt expense	(106)	70
Gain on disposal of property and equipment	(3,089)	(2)
Stock-based compensation	1,007	673
Amortization of deferred financing costs	558	536
Amortization of bond discount	54	54
Contingent consideration adjustment	(7,050)	—
Changes in assets and liabilities:
Accounts and other receivables	(10,456)	(12,971)
Prepaid expenses	(1,021)	(2,988)
Other assets	(251)	(2,957)
Accounts payable	1,143	1,682
Accrued expenses	4,783	4,000
Environmental liabilities	(540)	(424)
Accrued loss and damage claims	(182)	312
Independent affiliates and independent owner-operators payable	2,302	2,628
Other liabilities	(116)	937
Current income taxes	416	(309)

Net cash provided by operating activities	8,619	1,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,413)	(13,498)
Greensville purchase price adjustment	—	(66)
Trojan purchase price adjustment	(857)	—
Proceeds from sales of property and equipment	8,789	2,650

Net cash provided by (used in) investing activities	519	(10,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,206)	(1,270)
Principal payments on capital lease obligations	(648)	(1,033)
Proceeds from revolver	46,700	25,800
Payments on revolver	(54,600)	(46,100)
Payments on acquisition notes	(421)	(395)
Deferred financing costs	(21)	(246)
Change in book overdraft	2,802	1,295
Purchases of treasury stock	(3,428)	—
Proceeds from equity offering, net of transaction costs	—	30,710
Proceeds from exercise of stock options	181	235

Net cash (used in) provided by financing activities	(10,641)	8,996

Net decrease in cash and cash equivalents	(1,503)	(186)
Cash and cash equivalents, beginning of period	2,704	4,053

Cash and cash equivalents, end of period	$1,201	$3,867

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period for:
Interest	$1,725	$1,020

Income Taxes	(43)	587

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

In this quarterly report, unless the context otherwise requires or indicates, (i) the terms the “Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly-owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) the term “QD Capital” refers to our wholly-owned subsidiary, QD Capital Corporation, a Delaware corporation, (iv) the term “QCI” refers to our wholly-owned subsidiary, Quality Carriers, Inc., an Illinois corporation, (v) the term “Boasso” refers collectively to our wholly-owned subsidiary, Boasso America Corporation, a Louisiana corporation and Boasso’s wholly-owned subsidiary, Greensville Transport Company (“Greensville”), a Virginia corporation, (vi) the term “QCER” refers collectively to our wholly-owned subsidiary, QC Energy Resources, Inc., a Delaware corporation and its wholly-owned subsidiaries, QC Energy Logistics, LLC, a Delaware limited liability company, QC Energy Resources, LLC, a Delaware limited liability company, QC Energy Resources Northwest, LLC, a Delaware limited liability company, and QC Energy Resources Texas, LLC, a Delaware limited liability company, as well as our wholly-owned subsidiary QC Environmental Services, Inc., a North Dakota corporation and (vii) the term “CLC” refers to our wholly-owned subsidiary, Chemical Leaman Corporation, a Pennsylvania corporation.

We are engaged primarily in transportation of bulk chemicals in North America through QCI. We are the largest provider of intermodal ISO tank container and depot services in North America through Boasso. In 2011, we entered the unconventional gas and oil frac shale energy markets, providing logistics services to these markets through QCER. We conduct a significant portion of our business through a network of independent affiliates and independent owner-operators. Independent affiliates are companies which enter into various term contracts with the Company. Independent affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Most of the independent affiliates lease trailers from us. Independent owner-operators are independent contractors who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with independent owner-operators may be terminated by either party on short notice. We charge independent affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, independent affiliates and independent owner-operators are normally paid a percentage of the revenues collected on each load hauled.

Our accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of consolidated financial position, results of operations and cash flows have been included. The year ended December 31, 2012 consolidated balance sheet data was derived from our audited financial statements, but does not include all the disclosures required by GAAP. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2012, including the consolidated financial statements and accompanying notes.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any future period.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to accumulated other comprehensive income (“AOCI”). Under this standard, entities are required to disclose additional information with respect to changes in AOCI balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. This standard is effective beginning January 1, 2013. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Acquisition and Dispositions

During the first three months of 2013, we did not complete any acquisitions or dispositions of businesses or independent affiliates.

Acquisition of an Independent Affiliate

During the third quarter of 2012, we terminated our business relationship with an independent affiliate due to financial and operational difficulties. On October 17, 2012, we acquired the business, certain operating assets and certain liabilities of this independent affiliate for a purchase price of $17.1 million, paid in cash at closing. Of the total $17.1 million, we allocated $15.5 million to property and equipment and $1.6 million to goodwill. This entire amount of goodwill is deductible for tax purposes. This independent affiliate operated eight terminals within the chemical logistics segment and one terminal within the energy logistics segment. Four chemical logistics terminals were immediately transitioned to other independent affiliates, with the remaining terminals transitioned to company operations. During this transition, operating results for the third and fourth quarters of 2012 were adversely impacted in aggregate by $4.4 million of greater than expected operating costs and reduced profitability. During the first quarter of 2013, we recognized $0.3 million of additional costs.

Dunn’s Tank Service and Nassau Disposal, Inc.

On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Service, Inc. and the operating assets and rights of Nassau Disposal, Inc., (collectively “Dunn’s”), for an aggregate purchase price of $34.3 million paid in cash to expand our energy logistics business. An additional $3.6 million in cash consideration may be payable in cash one year after the closing date if certain future operating and financial performance criteria are satisfied, although we do not currently expect those criteria to be met or to pay any additional consideration. Of the total $34.3 million, we allocated $12.2 million to property and equipment, $17.3 million to goodwill and $4.8 million to intangibles. The entire amount of goodwill is deductible for tax purposes. Dunn’s is headquartered in Velma, Oklahoma and provides transportation services to the unconventional oil and gas industry within the Marcellus, Woodford and Utica shale regions, primarily hauling flowback and production water for various energy customers. The results of Dunn’s have been included in our results since the date of acquisition, and are included in our energy logistics segment.

Wylie Bice Trucking, LLC and RM Resources, LLC

On June 1, 2012, we acquired certain operating assets of Wylie Bice Trucking, LLC and the operating assets and rights of RM Resources, LLC, (collectively “Bice”), for $81.4 million aggregate consideration to expand our energy logistics business. Headquartered in Killdeer, ND, Bice provides transportation services to the unconventional oil and gas frac shale industry within the Bakken shale region, primarily hauling fresh water, flowback and production water, and oil for numerous energy and other customers, which expands our energy logistics business. The flowback and production water Bice hauls is primarily disposed of utilizing six salt water injection wells we purchased from Bice. The results of the Bice acquisitions are included in our results since the date of acquisition, and are included in our energy logistics segment.

The Bice transaction was structured as asset acquisitions with aggregate consideration paid to the sellers as follows: (i) $52.2 million in cash; (ii) $21.3 million in 5-year subordinated seller notes bearing interest annually at a 5.0% fixed rate; and (iii) $7.9 million of approximately 0.7 million in unregistered restricted shares of Quality common stock. Up to an additional $19.0 million may be payable in cash one year after the closing date, contingent upon the collective businesses meeting certain future operating and financial performance criteria, although we do not currently expect those criteria to be met or to pay any additional consideration. We have performed an allocation of the purchase price. The allocation of the purchase price is based on information existing at the acquisition date and is subject to change. Measurement period adjustments will be evaluated to determine whether they relate to facts and circumstances that existed at the acquisition date. Any measurement period adjustments recorded will be an adjustment to goodwill and are not expected to be material to the Company’s financial position. Estimates of useful lives and estimated fair values of tangible and amortizable intangible assets will be finalized after we review all available data including, but not limited to, appraisals and internal assessments. The purchase price of the combined acquisitions has initially been allocated to the assets acquired according to their estimated fair values at the time of the acquisitions as follows:

(In thousands)	Bice & RM Combined
Equipment	$26,557
Non-compete agreements	400
Tradename	700
Customer-related intangibles	12,320
Goodwill	48,218
Contingent consideration (a)	(6,800)

$81,395

(a)	In the first quarter of 2013, we determined that we do not expect the contingent consideration to be paid. Therefore, we wrote-off $6.8 million of contingent consideration which is recognized in our energy logistics results as a gain in “Other income” in our Consolidated Statements of Operations.

The non-compete agreements are amortized over an estimated six-year useful life on a straight-line basis. The customer-related intangible assets relate to acquired customer relationships and are amortized over an estimated ten-year useful life on a straight-line basis. The tradename is amortized over an estimated two-year useful life on a straight-line basis. Goodwill has been recorded because the consideration paid exceeds the fair value of the assets acquired. The goodwill acquired in these acquisitions is tax deductible.

Trojan Vacuum Services

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”) to expand our energy logistics business. The purchase price was $8.7 million paid in cash at closing, plus $1.0 million payable in cash upon the satisfaction of certain operating and financial performance criteria. These criteria were satisfied and the full $1.0 million was paid in January 2013. Of the total $8.7 million, we allocated $4.1 million to property and equipment, $4.3 million to intangibles and $0.3 million to goodwill. The entire amount of goodwill is deductible for tax purposes. Trojan is headquartered in Pleasanton, TX and provides transportation service to the unconventional oil and gas frac shale industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers. The results of the Trojan acquisition are included in our energy logistics segment.

2. Variable Interest Entities

At March 31, 2013, we have a variable interest in one variable interest entity (“VIE”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contracts with the VIE, the operating structure of the VIE and our role with the VIE, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of this VIE.

This VIE is an independent affiliate that is directly engaged in the dry bulk and chemical business through the management of three trucking terminals in the North East region of the U.S. As such, this business is highly seasonal. We are involved with this VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $3.0 million at March 31, 2013. These loans are secured by a second- priority lien on certain assets of the VIE.

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

Fair Value Measurements on a Nonrecurring Basis

The fair value of our long-term indebtedness is based on level 2 quoted market prices. As of March 31, 2013, the carrying value and fair value are as follows (in thousands):

	Carrying Value	Fair Value
9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”)	$225,000	$245,250

Our asset-based loan facility (the “ABL Facility”) is variable rate debt which is believed to be a reasonable approximation of its fair value that is determined using a coupon rate on borrowings with similar maturities, current remaining average life to maturity borrower credit quality, and current market conditions and approximates fair value. The fair value of the 2018 Notes is estimated using various techniques including recently executed transactions in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads, fundamental data relating to the issuer, and credit default swap spreads adjusted for any basis difference between cash and derivative instruments.

The carrying amounts reported in the accompanying Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

4. Goodwill and Intangible Assets

Goodwill

Under the FASB guidance, goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. We evaluate goodwill for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit. These reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30th. There were no indications that a triggering event had occurred as of March 31, 2013.

Goodwill within our intermodal, energy logistics and chemical logistics segments are as follows (in thousands):

	March 31, 2013	December 31, 2012

Energy Logistics	$71,339	$71,339
Intermodal	31,410	31,410
Chemical Logistics	1,545	1,545

Total	$104,294	$104,294

There were no changes in the current period.

Intangible Assets

Intangible assets at March 31, 2013 are as follows (in thousands):

	Gross Book Value	Accumulated Amortization	Net Book Value	Average Lives (in years)
Tradename—Intermodal	$7,400	$—	$7,400	Indefinite
Tradename—Energy Logistics	1,100	(442)	658	2
Customer relationships	33,410	(7,067)	26,343	10-12
Non-compete agreements	4,311	(3,138)	1,173	3-6
Service agreement	1,120	(102)	1,018	11

	$47,341	$(10,749)	$36,592

Of the total intangibles of $36.6 million at March 31, 2013, $20.2 million was allocated to our energy logistics segment, $16.3 million was allocated to our intermodal segment and $0.1 million was allocated to our chemical logistics segment.

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

Amortization expense for the three months ended March 31, 2013 and 2012 was $1.1 million and $0.5 million, respectively. Estimated amortization expense for intangible assets is as follows (in thousands):

2013 remaining	$3,124
2014	3,680
2015	3,434
2016	3,430
2017	3,354
2018 and after	12,170

Total	$29,192

5. Income Per Share

A reconciliation of the numerators and denominators of the basic and diluted income per share computations is as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2013			March 31, 2012
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:	$9,144	26,625	$0.34	$6,700	24,546	$0.27

Effect of dilutive securities:
Stock options	—	409	—	—	675	(0.01)
Unvested restricted stock	—	91	—	—	166	—
Stock warrants	—	9	—	—	26	—

Diluted income available to common shareholders:	$9,144	27,134	$0.34	$6,700	25,413	$0.26

The following securities were not included in the calculation of diluted earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2013	2012
Stock options	2,106	1,654
Unvested restricted stock	394	232

6. Stock-Based Compensation

Under the FASB guidance, we apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the vesting term of two to four years.

Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. All stock-based compensation expense is classified within compensation in the consolidated statements of operations.

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of March 31, 2013 (in thousands):

		Remaining years
Stock options	$3,109	2.8
Restricted stock	2,792	2.6

	$5,901

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

We use a December 31st measurement date for both of our plans.

The components of net periodic pension cost are estimated as follows (in thousands):

	Three months ended March 31,
	2013	2012
Service cost	$41	$44
Interest cost	463	542
Amortization of prior service cost	24	24
Amortization of loss	362	364
Expected return on plan assets	(583)	(566)

Net periodic pension cost	$307	$408

We contributed $0.6 million to our pension plans during the three months ended March 31, 2013. We expect to contribute an additional $2.3 million during the remainder of 2013.

Multi-employer pension plans

At March 31, 2013, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 2.5% of our total workforce, including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

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

8. Accumulated Other Comprehensive Loss

The components and changes to accumulated other comprehensive loss for the three months ended March 31 (in thousands):

	2013	2012
Foreign currency translation
Beginning balance	$(1,180)	$(1,137)
Net gain (loss) on foreign currency translation, net of tax	35	(39)

Ending balance	$(1,145)	$(1,176)

Pension benefits
Beginning balance	$(30,572)	$(30,244)
Amortization of prior service cost	24	24
Amortization of gain	362	364
Ending balance	$(30,186)	$(29,856)

Total AOCI ending balance at March 31	$(31,331)	$(31,032)

9. Restructuring

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010. The restructuring plan consisted of various actions including termination of approximately 380 non-driver positions and the consolidation, closure or affiliation of underperforming company-operated terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters, and resulted in charges during 2008, 2009 and 2010, primarily related to our chemical logistics segment. As of March 31, 2013, we have $2.0 million of restructuring charges included in accrued expenses on the Consolidated Balance Sheet which are expected to be paid through 2017.

In the three months ended March 31, 2013, we had the following activity in our restructuring accrual (in thousands):

	Balance at December 31, 2012	Additions	Payments	Reductions	Balance at March 31, 2013
Restructuring costs	$2,149	$155	$(142)	$(115)	$2,047

10. Segment Reporting

Reportable Segments

Our chief operating decision maker manages the Company in three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

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

Segment operating income reported in our segment tables excludes amounts such as depreciation and amortization, gains and losses on disposal of property and equipment and restructuring costs. Although these amounts are excluded from the reportable business segment results, they are included in our reported Consolidated Statements of Operations. Most corporate and shared services overhead costs, including acquisitions costs, are included in our chemical logistics segment. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment data and a reconciliation to income before income taxes as follows (in thousands):

	Three Months Ended March 31, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$109,068	$36,930	$17,996	$163,994
Service revenue	16,393	3,921	13,140	33,454
Fuel surcharge	27,262	233	4,479	31,974

Total operating revenues	152,723	41,084	35,615	229,422

Segment operating income	9,414	2,714	6,920	19,048
Depreciation and amortization	2,884	3,001	808	6,693
Other (income) expense, net	(3,309)	220	—	(3,089)

Operating income (loss)	9,839	(507)	6,112	15,444
Interest expense	2,304	3,912	1,507	7,723
Interest income	(211)	—	—	(211)
Other (income) expense, net	(423)	(6,800)	251	(6,972)

Income before income taxes	$8,169	$2,381	$4,354	$14,904

	Three Months Ended March 31, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$105,647	$10,049	$17,510	$133,206
Service revenue	15,916	884	11,185	27,985
Fuel surcharge	26,314	1	4,409	30,724

Total operating revenues	147,877	10,934	33,104	191,915

Segment operating income	11,432	1,082	5,113	17,627
Depreciation and amortization	2,688	247	856	3,791
Other expense (income), net	18	22	(42)	(2)

Operating income	8,726	813	4,299	13,838

Interest expense	5,682	—	1,507	7,189
Interest income	(179)	—	—	(179)
Other (income) expense, net	(496)	—	260	(236)

Income before income taxes	$3,719	$813	$2,532	$7,064

11. Income Taxes

At December 31, 2012, we had approximately $1.7 million of total gross unrecognized tax benefits. Of this total, $1.0 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Included in the balance of total gross unrecognized tax benefits at December 31, 2012 was $0.1 million related to tax positions for which it was reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of the applicable statute of limitations.

For the three months ended March 31, 2013, the net change to our total gross unrecognized tax benefit was less than $0.1 million. Our total gross unrecognized tax benefit at March 31, 2013 was $1.7 million. This represents the total of our unrecognized tax benefits (not including interest and penalties).

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.4 million (net of federal tax benefit) accrued for interest and $0.2 million accrued for penalties at December 31, 2012. The total amount accrued for interest and penalties at March 31, 2013 was $0.6 million.

We are subject to income tax in the U.S., Canada, and Mexico, as well as in multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for the years before 2007, to international examinations for years before 2007 and, with few exceptions, to state examinations before 2008.

The effective tax rates for the three months ended March 31, 2013 and 2012 were a tax provision of 38.6% and 5.2% respectively. The effective tax rate for the three months ended March 31, 2013 was different from our statutory rate primarily due to the impact of a favorable audit settlement. The effective tax rate for the three months ended March 31, 2012 was different than the statutory rate due to a 100% valuation allowance recorded against our net deferred tax assets.

12. Common Stock Offering

On March 13, 2012, we sold 2.5 million shares of our common stock in an underwritten public offering, at a gross price of $13.00 per share, and received net proceeds, after underwriting fees and expenses, of approximately $30.5 million. Certain affiliates of Apollo Management, L.P. also sold 3.2 million shares in the offering.

13. Share Repurchase Program

On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). The Repurchase Program does not have an expiration date. Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program and it can be discontinued at any time that we feel additional purchases are not warranted. As of March 31, 2013, we have repurchased approximately 1.1 million shares valued at $7.1 million under the Repurchase Program.

14. Commitments and Contingencies

Environmental Matters

It is our policy to comply with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. We have obtained independent certification that our chemical logistics’ management system is in place and functions according to professional standards and we continue to evaluate and continuously improve our Responsible Care® Management System performance. Our current activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, wastewater from oil and gas wells and crude oil, which in many cases are classified as hazardous materials or hazardous substances. The energy logistics business operates disposal wells for non-conventional oil drilling wastewater. In addition, our former tank wash business (which was sold in 2009) and the remaining limited tank wash activities involve the generation, storage, discharge and disposal of wastes that may contain hazardous substances. As such, we and others who operate in our industry are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. Under certain of these laws, we could also be subject to allegations of liability for the activities of our independent affiliates or independent owner-operators.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account the reserves described below, should not be material to our business or financial condition. As of March 31, 2013 and December 31, 2012, we had reserves in the amount of $8.5 million and $9.0 million, respectively, for all environmental matters, of which the most significant are presented and discussed below.

	Number of Sites		Reserves (in millions)
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Multi-party sites	15	15	$1.9	$1.7
Sole party sites:
Bridgeport, New Jersey	1	1	4.1	4.8
William Dick, Pennsylvania	1	1	0.7	0.7
Other Properties	6	6	1.8	1.8

Total	23	23	$8.5	$9.0

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

Multi-Party Sites

At 15 of the 23 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 1 of the 15 sites, we are participating in the initial study to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 2 of the 15 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment we have not established a reserve for these matters. We have estimated all future expenditures for these 15 multi-party environmental matters to be paid over the next five years to be in the range of $1.9 million to $3.8 million. As of March 31, 2013, we have reserved $1.9 million.

Sole Party Sites

At 8 of the 23 sites, we are alleged to be the only responsible party and are in the process of conducting investigations and/or remediation projects. Five of these projects relate to operations conducted by CLC and its subsidiaries prior to our acquisition of CLC in 1998. These five sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; and (5) Charleston, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these five CLC sites is discussed in more detail below. We have estimated future expenditures over the next five years for these eight properties to be in the range of $6.6 million to $16.7 million. As of March 31, 2013, we have reserved $6.6 million.

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

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began long-term operations in July 2011 and is in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA and is on-going. USEPA has requested additional monitoring through 2017. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered into a consent order with USEPA in 2010 to perform the remediation work, which will consist of in-place thermal treatment. In late 2012, USEPA concluded that our additional required site investigation work for delineation purposes is now complete. The preliminary engineering design for the thermal treatment of contaminated soils was prepared and submitted to USEPA in the first quarter 2013. We have estimated aggregate expenditures for the Bridgeport location over the next five years to be in the range of $4.1 million to $8.5 million. As of March 31, 2013, we have reserved $4.1 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in 1995 to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a groundwater treatment facility with local discharge in 2007 and the treatment facility began operations in 2010. Although initial soil treatment was completed in 2007, test results indicated that soil clean-up objectives were not fully achieved. Soil piles from isolated discrete removal actions were subsequently treated on-site; we are awaiting approval from USEPA that this work is complete. Negotiations are on-going with USEPA over further limited soil remediation consisting of targeted in-situ chemical treatment that will be implemented at the site. We have estimated aggregate expenditures for the William Dick location over the next five years to be in the range of $0.7 million to $3.4 million. As of March 31, 2013, we have reserved $0.7 million.

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

We have estimated aggregate future expenditures over the next five years for Tonawanda, Scary Creek, Charleston and ISRA New Jersey to be in the range of $1.8 million to $4.8 million. As of March 31, 2013, we have reserved $1.8 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

15. Guarantor Subsidiaries

At and during the three months ended March 31, 2013, there were outstanding 2018 Notes that were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

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

The following condensed consolidating financial information for QDI, QD LLC, and QD Capital, which has no assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at March 31, 2013 and December 31, 2012 and condensed consolidating statements of operations for the three-month periods ended March 31, 2013 and 2012, and the condensed consolidating statements of cash flows for each of the three-month periods ended March 31, 2013 and 2012.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2013

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$163,994	$—	$—	$163,994
Service revenue	—	—	33,361	93	—	33,454
Fuel surcharge	—	—	31,974	—	—	31,974

Total operating revenues	—	—	229,329	93	—	229,422
Operating expenses:
Purchased transportation	—	—	142,872	—	—	142,872
Compensation	—	—	26,470	—	—	26,470
Fuel, supplies and maintenance	—	—	27,011	7	—	27,018
Depreciation and amortization	—	—	6,693	—	—	6,693
Selling and administrative	—	51	7,410	18	—	7,479
Insurance costs	—	—	4,489	8	—	4,497
Taxes and licenses	—	—	943	—	—	943
Communication and utilities	—	—	1,095	—	—	1,095
Gain on disposal of property and equipment	—	—	(3,089)	—	—	(3,089)

Operating (loss) income	—	(51)	15,435	60	—	15,444
Interest expense, non-related party, net	—	7,404	108	—	—	7,512
Interest (income) expense, related party, net	—	(7,404)	7,506	(102)	—	—
Other (income) expense, net	—	—	(7,018)	46	—	(6,972)

(Loss) income before income taxes	—	(51)	14,839	116	—	14,904
(Benefit from) provision for income taxes	(14)	—	5,748	26	—	5,760
Equity in earnings of subsidiaries	9,130	9,181	—	—	(18,311)	—

Net income	$9,144	$9,130	$9,091	$90	$(18,311)	$9,144

Total other comprehensive income, net of tax	421	421	386	35	(842)	421

Comprehensive income	$9,565	$9,551	$9,477	$125	$(19,153)	$9,565

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2012

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$133,206	$—	$—	$133,206
Service revenue	—	—	27,881	104	—	27,985
Fuel surcharge	—	—	30,724	—	—	30,724

Total operating revenues	—	—	191,811	104	—	191,915
Operating expenses:
Purchased transportation	—	—	131,877	—	—	131,877
Compensation	—	—	16,631	—	—	16,631
Fuel, supplies and maintenance	—	—	14,466	—	—	14,466
Depreciation and amortization	—	—	3,791	—	—	3,791
Selling and administrative	—	6	6,488	16	—	6,510
Insurance costs	—	—	3,219	—	—	3,219
Taxes and licenses	—	—	748	—	—	748
Communication and utilities	—	—	837	—	—	837
Gain on disposal of property and equipment	—	—	(2)	—	—	(2)

Operating (loss) income	—	(6)	13,756	88	—	13,838
Interest expense (income), non-related party, net	—	6,851	162	(3)	—	7,010
Interest (income) expense, related party, net	—	(6,851)	6,955	(104)	—	—
Other (income) expense, net	—	—	(229)	(7)	—	(236)

(Loss) income before income taxes	—	(6)	6,868	202	—	7,064
Provision for income taxes	—	—	330	34	—	364
Equity in earnings of subsidiaries	6,700	6,706	—	—	(13,406)	—

Net income	$6,700	$6,700	$6,538	$168	$(13,406)	$6,700

Total other comprehensive income (loss), net of tax	349	349	388	(39)	(698)	349

Comprehensive income	$7,049	$7,049	$6,926	$129	$(14,104)	$7,049

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

March 31, 2013

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,113	$88	$—	$1,201
Accounts receivable, net	—	—	124,466	36	—	124,502
Prepaid expenses	—	8	15,650	14	—	15,672
Deferred tax asset, net	—	—	19,017	—	—	19,017
Intercompany	—	—	375,340	57	(375,397)	—
Other	49	—	8,453	(6)	—	8,496

Total current assets	49	8	544,039	189	(375,397)	168,888
Property and equipment, net	—	—	184,238	—	—	184,238
Goodwill	—	—	104,294	—	—	104,294
Intangibles, net	—	—	36,592	—	—	36,592
Non-current deferred tax asset, net	(2,289)	—	6,264	—	—	3,975
Investment in subsidiaries	(76,788)	435,204	—	—	(358,416)	—
Intercompany	140,243	242,996	381,544	11,847	(776,630)	—
Other assets	—	8,973	3,560	—	—	12,533

Total assets	$61,215	$687,181	$1,260,531	$12,036	$(1,510,443)	$510,520

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$—	$3,035	$—	$—	$3,035
Current maturities of capital lease obligations	—	—	2,125	—	—	2,125
Accounts payable	—	—	13,912	(1)	—	13,911
Intercompany	72,334	—	303,063	—	(375,397)	—
Affiliates and independent owner-operators payable	—	—	16,545	—	—	16,545
Accrued expenses	—	9,791	24,969	5	—	34,765
Environmental liabilities	—	—	2,829	—	—	2,829
Accrued loss and damage claims	—	—	7,179	—	—	7,179

Total current liabilities	72,334	9,791	373,657	4	(375,397)	80,389
Long-term indebtedness, less current maturities	—	377,089	23,592	—	—	400,681
Capital lease obligations, less current maturities	—	—	1,080	—	—	1,080
Environmental liabilities	—	—	5,672	—	—	5,672
Accrued loss and damage claims	—	—	9,459	—	—	9,459
Intercompany	—	377,089	395,086	4,455	(776,630)	—
Other non-current liabilities	—	—	24,321	37	—	24,358

Total liabilities	72,334	763,969	832,867	4,496	(1,152,027)	521,639

Shareholders’ (deficit) equity:
Common stock	438,380	354,963	390,760	4,191	(749,914)	438,380
Treasury stock	(9,281)	—	—	—	—	(9,281)
Accumulated (deficit) retained earnings	(219,323)	(211,328)	66,721	4,446	140,161	(219,323)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(31,331)	(30,859)	(29,817)	(1,042)	61,718	(31,331)
Stock purchase warrants	25	25	—	—	(25)	25

Total shareholders’ (deficit) equity	(11,119)	(76,788)	427,664	7,540	(358,416)	(11,119)

Total liabilities and shareholders’ (deficit) equity	$61,215	$687,181	$1,260,531	$12,036	$(1,510,443)	$510,520

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2012

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2,580	$124	$—	$2,704
Accounts receivable, net	—	—	113,863	43	—	113,906
Prepaid expenses	—	(19)	14,648	22	—	14,651
Deferred tax asset, net	—	—	16,609	—	—	16,609
Intercompany	—	—	369,458	88	(369,546)	—
Other	44	—	9,679	(29)	—	9,694

Total current assets	44	(19)	526,837	248	(369,546)	157,564
Property and equipment, net	—	—	190,342	—	—	190,342
Goodwill	—	—	104,294	—	—	104,294
Intangibles, net	—	—	37,654	—	—	37,654
Non-current deferred tax asset, net	(2,300)	—	14,013	—	—	11,713
Investment in subsidiaries	(86,339)	425,602	—	—	(339,263)	—
Intercompany	144,738	252,732	389,289	11,582	(798,341)	—
Other assets	—	9,510	2,526	—	—	12,036

Total assets	$56,143	$687,825	$1,264,955	$11,830	$(1,507,150)	$513,603

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$—	$3,918	$—	$—	$3,918
Current maturities of capital lease obligations	—	—	3,913	—	—	3,913
Accounts payable	—	—	9,977	(11)	—	9,966
Intercompany	74,583	—	294,963	—	(369,546)	—
Independent affiliates and independent owner-operators payable	—	—	14,243	—	—	14,243
Accrued expenses	—	4,294	33,567	28	—	37,889
Environmental liabilities	—	—	2,739	—	—	2,739
Accrued loss and damage claims	—	—	7,326	—	—	7,326

Total current liabilities	74,583	4,294	370,646	17	(369,546)	79,994
Long-term indebtedness, less current maturities	—	384,935	23,915	—	—	408,850
Capital lease obligations, less current maturities	—	—	2,125	—	—	2,125
Environmental liabilities	—	—	6,302	—	—	6,302
Accrued loss and damage claims	—	—	9,494	—	—	9,494
Intercompany	—	384,935	409,053	4,353	(798,341)	—
Other non-current liabilities	—	—	25,233	45	—	25,278

Total liabilities	74,583	774,164	846,768	4,415	(1,167,887)	532,043

Shareholders’ (deficit) equity:
Common stock	437,192	354,963	390,760	4,191	(749,914)	437,192
Treasury stock	(5,849)	—	—	—	—	(5,849)
Accumulated (deficit) retained earnings	(228,467)	(220,458)	57,630	4,356	158,472	(228,467)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(31,752)	(31,280)	(30,203)	(1,077)	62,560	(31,752)
Stock purchase warrants	25	25	—	—	(25)	25

Total shareholders’ (deficit) equity	(18,440)	(86,339)	418,187	7,415	(339,263)	(18,440)

Total liabilities and shareholders’ equity (deficit)	$56,143	$687,825	$1,264,955	$11,830	$(1,507,150)	$513,603

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2013

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$9,144	$9,130	$9,091	$90	$(18,311)	$9,144
Adjustments for non-cash charges	(8,133)	(15,973)	9,294	(102)	18,311	3,397
Net changes in assets and liabilities	6	6,007	(9,906)	(29)	—	(3,922)
Intercompany activity	(1,017)	836	176	5	—	—

Net cash provided by (used in) operating activities	—	—	8,655	(36)	—	8,619

Cash flows from investing activities:
Capital expenditures	—	—	(7,413)	—	—	(7,413)
Trojan purchase price adjustment	—	—	(857)	—	—	(857)
Proceeds from sales of property and equipment	—	—	8,789	—	—	8,789

Net cash provided by investing activities	—	—	519	—	—	519

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(1,854)	—	—	(1,854)
Proceeds from revolver	—	46,700	—	—	—	46,700
Payments on revolver	—	(54,600)	—	—	—	(54,600)
Deferred financing costs	—	(21)	—	—	—	(21)
Proceeds from exercise of stock options	181	—	—	—	—	181
Purchases of treasury stock	(3,428)					(3,428)
Other		—	2,381	—	—	2,381
Intercompany activity	3,247	7,921	(11,168)	—	—	—

Net cash used by financing activities	—	—	(10,641)	—	—	(10,641)

Net decrease in cash and cash equivalents	—	—	(1,467)	(36)	—	(1,503)
Cash and cash equivalents, beginning of period	—	—	2,580	124	—	2,704

Cash and cash equivalents, end of period	$—	$—	$1,113	$88	$—	$1,201

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

16. Subsequent Event

On May 1, 2013, we announced a plan to affiliate our Energy Logistics trucking operations in the Marcellus and Utica shale regions whereby three current company-operated terminals will be converted to affiliated operations over the next 60 to 90 days. The affiliation is a new relationship with an independent operator who is based in the Williamsport, Pennsylvania area and operates an existing oilfield services company. We will continue to manage our brokerage command center. In conjunction with this effort, the new independent affiliate purchased and leased certain transportation equipment to ensure sufficient capacity for the combined customer base and execute a smooth transition of the business. We expect to incur certain cash and non-cash costs associated with this affiliation in the second quarter of 2013.

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

•

On June 1, 2012, we acquired certain operating assets of Wiley Bice Trucking, LLC and certain operating assets and rights of RM Resources, LLC, (collectively “Bice”), which operates in the Bakken shale region, for $81.4 million in aggregate consideration, with up to an additional $19.0 million in cash consideration, payable one year after the closing date if certain future operating and financial performance criteria are satisfied, although we do not currently expect those criteria to be met or to pay any additional consideration.

•

On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Services, Inc. and its related company Nassau Disposal, Inc., (collectively “Dunn’s”), which operates in the Marcellus, Woodford and Utica shale regions for an aggregate purchase price of $34.3 million, with up to an additional $3.6 million in cash consideration, payable one year after the closing date if certain future operating and financial performance criteria are satisfied, although we do not currently expect those criteria to be met or to pay any additional consideration.

As of March 31, 2013, we operate in the Bakken, Eagle Ford, Permian, Marcellus, Woodford, Utica and Mississippian Limestone shale regions in North America, all of which drill for both oil and natural gas with the exception of Marcellus, which is solely natural gas. We continue to evaluate the potential for expansion into additional shales, which would provide additional diversification to our business. Our strategy to target multiple resource rich shales helps to diversify our customer offerings, lessen the impact of swings in any one commodity and optimize equipment utilization. We currently operate approximately 1,400 units (tractors, trailers and combination equipment) of energy equipment in this market across a diverse customer base.

Our energy logistics business is primarily involved in fluid management and logistics in the upstream segment of the energy industry, through its services in connection with the establishment of production wells, and the midstream segment of the energy industry, in connection with the transportation of crude oil. We believe the market for services such as those provided by our energy logistics business was approximately $5.0 to $7.0 billion in 2011. The industry is made up of providers that include independent national or regional trucking and logistics companies such as QCER, trucking and logistics companies owned by or dedicated to large oil and gas companies, and local providers focused on one or more particular shales. Energy logistics providers are impacted by the level of new drilling activity, which impacts the transportation of fresh water and flowback water used and the provision of related services used in those activities, and the number of active wells, which impacts the transportation of crude oil and produced water and the provision of related services used in those activities. The energy logistics market is also impacted by market prices for oil and gas, which influence the production activities of our customers, the prices they are willing to pay for our services, and the shales in which they operate. We expect regulation of this industry to increase over time but believe that the scope of our operations and our experience with regulation in our chemical logistics business will facilitate our adaptation to new regulations and may provide us with an advantage over some of our competitors.

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

Recent Significant Transactions

May 2013 New Independent Affiliate

On May 1, 2013, we announced a plan to affiliate our Energy Logistics trucking operations in the Marcellus and Utica shale regions whereby three current company-operated terminals will be converted to affiliated operations over the next 60 to 90 days. The affiliation is a new relationship with an independent operator who is based in the Williamsport, Pennsylvania area and operates an existing oilfield services company. We will continue to manage our brokerage command center. In conjunction with this effort, the new independent affiliate purchased and leased certain transportation equipment to ensure sufficient capacity for the combined customer base and execute a smooth transition of the business. We expect to incur certain cash and non-cash costs associated with this affiliation in the second quarter of 2013.

November 2012 Share Repurchase Program

On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under the Repurchase Program, and it can be discontinued at any time that we feel additional purchases are not warranted. As of March 31, 2013, we have repurchased approximately 1.1 million shares valued at $7.1 million under the Repurchase Program.

October 2012 Acquisition of an Independent Affiliate

During the third quarter of 2012, we terminated our business relationship with an independent affiliate due to financial and operational difficulties. On October 17, 2012, we acquired the business, certain operating assets and certain liabilities of this independent affiliate for a purchase price of $17.1 million, paid in cash at closing. Of the total $17.1 million, we allocated $15.5 million to property and equipment and $1.6 million to goodwill. This entire amount of goodwill is deductible for tax purposes. This independent affiliate operated eight terminals within the chemical logistics segment and one terminal within the energy logistics segment. Four chemical logistics terminals were immediately transitioned to other independent affiliates, with the remaining terminals transitioned to company operations. During this transition, operating results for the third and fourth quarters of 2012 were adversely impacted in aggregate by $4.4 million of greater than expected operating costs and reduced profitability. During the first quarter of 2013, we recognized $0.3 million of additional costs.

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

August 2012 Asset Acquisition—Dunn’s Tank Service and Nassau Disposal, Inc.

On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Service, Inc. and the operating assets and rights of Nassau Disposal, Inc., (collectively “Dunn’s”), for an aggregate purchase price of $34.3 million paid in cash to expand our energy logistics business. An additional $3.6 million in cash consideration may be payable in cash one year after the closing date if certain future operating and financial performance criteria are satisfied, although we do not currently expect those criteria to be met or to pay any additional consideration. Of the total $34.3 million, we allocated $12.2 million to property and equipment, $17.3 million to goodwill and $4.8 million to intangibles. The entire amount of goodwill is deductible for tax purposes. Dunn’s is headquartered in Velma, Oklahoma and provides transportation services to the unconventional oil and gas industry within the Marcellus, Woodford and Utica shale regions, primarily hauling flowback and production water for various energy customers. The results of Dunn’s have been included in our results since the date of acquisition, and are included in our energy logistics segment.

June 2012 Asset Acquisitions—Wylie Bice Trucking, LLC and RM Resources, LLC

On June 1, 2012, we acquired certain operating assets of Wylie Bice Trucking, LLC and the operating assets and rights of RM Resources, LLC, (collectively “Bice”), for $81.4 million aggregate consideration to expand our energy logistics business. Of the total $81.4 million, we allocated $48.2 million to goodwill, $26.6 million to property and equipment, $13.4 million to intangibles and $6.8 million to contingent consideration. Of the $48.2 million allocated to goodwill, $41.4 million is deductible for tax purposes. Headquartered in Killdeer, ND, Bice provides transportation services to the unconventional oil and gas frac shale industry within the Bakken shale region, primarily hauling fresh water, flowback and production water, and oil for numerous energy and other customers, which expands our energy logistics business. The flowback and production water Bice hauls is primarily disposed of utilizing six salt water injection wells we purchased from Bice. The results of the Bice acquisitions are included in our results since the date of acquisition, and are included in our energy logistics segment.

April 2012 Asset Acquisition—Trojan Vacuum Services

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”) to expand our energy logistics business. The purchase price was $8.7 million paid in cash at closing, plus $1.0 million payable in cash upon the satisfaction of certain operating and financial performance criteria. These criteria were satisfied and the full $1.0 million was paid in January 2013. Of the total $8.7 million, we allocated $4.1 million to property and equipment, $4.3 million to intangibles and $0.3 million to goodwill. The entire amount of goodwill is deductible for tax purposes. Trojan is headquartered in Pleasanton, TX and provides transportation service to the unconventional oil and gas frac shale industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers. The results of the Trojan acquisition are included in our energy logistics segment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We identified what we believe to be the more critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation, in our Annual Report on Form 10-K for the year ended December 31, 2012. We have not made any material changes to those policies during the period covered by this Quarterly Report on Form 10-Q.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, “Summary of Significant Accounting Policies—New Accounting Pronouncements” for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

RESULTS OF OPERATIONS

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012

OPERATING REVENUES:

Transportation	71.5%	69.4%
Service revenue	14.6%	14.6%
Fuel surcharge	13.9%	16.0%

Total operating revenues	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	62.3%	68.7%
Compensation	11.5%	8.7%
Fuel, supplies and maintenance	11.8%	7.5%
Depreciation and amortization	2.9%	2.0%
Selling and administrative	3.3%	3.4%
Insurance costs	2.0%	1.7%
Taxes and licenses	0.4%	0.4%
Communication and utilities	0.4%	0.4%
Gain on disposal of property and equipment	(1.3%)	(0.0%)

Total operating expenses	93.3%	92.8%

Operating income	6.7%	7.2%

Interest expense	3.4%	3.7%
Interest income	(0.1%)	(0.1%)
Other income	(3.0%)	(0.1%)

Income before income taxes	6.4%	3.7%
Provision for income taxes	2.5%	0.2%

Net income	3.9%	3.5%

The following table shows the approximate number of terminals, drivers, tractors, trailers and energy logistics equipment that we manage (including independent affiliates and independent owner-operators) as of March 31:

	2013	2012
Terminals(1)	108	105
Drivers(2)	3,299	2,745
Tractors	2,821	2,976
Trailers(3)	5,150	5,496
Energy logistics equipment(4)	1,411	414

(1)	See the following table for terminals by segment.
(2)	Includes approximately 670 and 190 drivers for the energy logistics reportable business segment as of March 31, 2013 and 2012, respectively.
(3)	Excludes approximately 1,500 and 1,300 chassis used in our intermodal reportable business segment as of March 31, 2013 and 2012, respectively.
(4)	Includes tractors, trailers and combination equipment.

Our network terminals and facilities consisted of the following as of March 31:

	2013 Terminals	2012 Terminals
Chemical logistics independent affiliate trucking terminals	80	89
Chemical logistics company-operated trucking terminals	9	5
Energy logistics independent affiliate energy terminals	2	2
Energy logistics company-operated energy terminals	8	—
Intermodal container services terminals/depots	9	9

Total	108	105

Three Months Ended March 31, 2013 Compared to Three Months Ended March, 31, 2012

Comparability for the three months ended March 31, 2013 to the three months ended March 31, 2012 is affected by acquisitions consummated in 2012. In April 2012, we acquired certain operating assets of Trojan, in June 2012, we acquired certain operating assets and rights of Bice, and in August 2012, we acquired certain operating assets of Dunn’s. Trojan, Bice and Dunn’s are collectively referred to as the “2012 Energy Acquisitions” and are included in our energy logistics segment.

For the quarter ended March 31, 2013, total revenues were $229.4 million, an increase of $37.5 million, or 19.5%, from revenues of $191.9 million for the same period in 2012. Transportation revenue increased by $30.8 million, or 23.1%, primarily due to an increase in energy logistics revenue of $26.9 million, of which $25.0 million related to the 2012 Energy Acquisitions. In addition, we had an increase of $3.4 million in our chemical logistics business due to higher pricing and consistent volumes and we had an increase of $0.5 million in our intermodal business due to stronger demand for ISO container shipments.

Service revenue increased $5.5 million, or 19.5%. This increase was primarily due to an increase in our energy logistics business of $3.0 million, of which $2.9 million was due to the 2012 Energy Acquisitions. In addition, we had higher intermodal depot services revenue of $2.0 million and higher chemical logistics revenue of $0.5 million.

Fuel surcharge revenue increased $1.3 million, or 4.1%, primarily due to an increase in fuel prices. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers. Most of these programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased $11.0 million, or 8.3%, due to an increase of $11.3 million in costs related to servicing the energy logistics market, of which $11.1 million was due to the 2012 Energy Acquisitions offset by a slight decrease of $0.3 million in costs related to servicing our chemical logistics and intermodal businesses. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 72.9% for the current quarter versus 80.4% for the prior-year quarter. Our independent affiliates generated 87.5% of our chemical logistics revenue and fuel surcharge revenue for the three months ended March 31, 2013 compared to 91.7% for the comparable prior-year period. This decrease resulted primarily from the conversion of independent affiliate trucking terminals to company-operated terminals. During the 2013 and 2012 periods, we paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue.

During the three months ended March 31, 2013, hauling for the energy market was performed by company-operated terminals, independent affiliates and independent third-party carriers. During this period, company-operated terminals generated approximately 80% of the energy revenue and independent affiliates and third-party carriers generated approximately 20%. We typically pay these independent contractors between 70% and 95% of transportation revenue depending on their type of association with the Company. We expect the percentage of revenues generated by independent affiliates to increase over time if we successfully affiliate more of our company-operated terminals.

Compensation expense increased by $9.8 million, or 59.2%, due primarily to an increase of $7.0 million in our energy logistics business, of which $5.7 million was due to the 2012 Energy Acquisitions and an increase in our chemical logistics business of $2.7 million due to an increase in company-operated terminals. Compensation expense in our intermodal business remained relatively flat.

Fuel, supplies and maintenance increased $12.6 million, or 86.8%, due primarily to an increase of $8.5 million related to our energy logistics business of which $7.4 million was due to the 2012 Energy Acquisitions. We had an increase of $3.6 million related to our chemical logistics business resulting from an increase in fuel costs of $1.5 million, an increase in equipment rent expense of $1.3 million and an increase in other terminal costs of $0.8 million, primarily at our company-operated terminals. In addition, we had an increase of $0.5 million related to our intermodal business due to an increase in repairs and maintenance expense of $0.3 million, an increase in fuel costs of $0.1 million and an increase in equipment rent of $0.1 million.

Depreciation and amortization expense increased $2.9 million, or 76.5%, primarily due to an increase in depreciation for new energy logistics equipment and an increase in amortization expense for acquired intangible assets. We expect our depreciation and amortization expense to continue to be higher in 2013 than 2012 as energy logistics equipment and intangible assets acquired during 2012 are depreciated and amortized, respectively, for a full twelve months.

Selling and administrative expenses increased $1.0 million, or 14.9%, primarily due to an increase in our energy logistics business of $1.0 million, of which $0.9 million is due to the 2012 Energy Acquisitions. In addition, our intermodal business had increased costs of $0.4 million offset by a decrease in our chemical logistics business of $0.4 million primarily due to reduced professional fees.

Insurance costs increased by $1.3 million, or 39.7%, due to an increase in volume of claims in our energy logistics business and additional premiums related to the 2012 Energy Acquisitions. As a percentage of revenue, insurance expense was within the Company’s target range of 2% to 3% of total revenue.

For the quarter ended March 31, 2013, we recognized a net gain on the disposition of property of $2.6 million and a net gain on disposal of revenue equipment of $0.5 million. For the quarter ended March 31, 2012, we recognized a net gain on disposal of revenue equipment of less than $0.1 million.

For the quarter ended March 31, 2013, operating income was $15.4 million, an increase of $1.6 million, or 11.6%, compared to operating income of $13.8 million for the same period in 2012. The operating margin for the quarter ended March 31, 2013 was 6.7% compared to 7.2% for the same period in 2012 as a result of the above-mentioned items.

Interest expense increased by $0.5 million, or 7.4% in the quarter ended March 31, 2013, primarily due to an increase in our weighted average ABL Facility borrowings which were primarily used to fund the 2012 Energy Acquisitions. We expect our interest expense for 2013 to continue to be higher than the comparable period of 2012 due to higher average debt balances.

Other income of $7.0 million in 2013 consists primarily of adjustments to our liability for contingent consideration payments related to the acquisition of Bice. Other expense in 2012 consists primarily of foreign currency expense of $0.2 million.

The provision for income taxes was $5.8 million for the quarter ended March 31, 2013, compared to $0.4 million for the same period in 2012. The effective tax rates for the three months ended March 31, 2013 and 2012 were a tax provision of 38.6% and 5.2% respectively. The effective tax rate for the three months ended March 31, 2013 was different from our statutory rate primarily due to the impact of a favorable audit settlement. The effective tax rate for the three months ended March 31, 2012 was different than the statutory rate due to a 100% valuation allowance recorded against our net deferred tax assets.

For the quarter ended March 31, 2013, net income was $9.1 million compared to net income of $6.7 million for the same period in 2012 as a result of the above-mentioned items.

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

Summarized segment operating results are as follows (in thousands):

	Three Months Ended March 31, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$109,068	$36,930	$17,996	$163,994
Service revenue	16,393	3,921	13,140	33,454
Fuel surcharge	27,262	233	4,479	31,974

Total operating revenue	152,723	41,084	35,615	229,422

Segment revenue % of total revenue	66.6%	17.9%	15.5%	100.0%
Segment operating income	9,414	2,714	6,920	19,048
Depreciation and amortization	2,884	3,001	808	6,693
Other (income) expense, net	(3,309)	220	—	(3,089)

Operating income (loss)	$9,839	$(507)	$6,112	$15,444

	Three Months Ended March 31, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$105,647	$10,049	$17,510	$133,206
Service revenue	15,916	884	11,185	27,985
Fuel surcharge	26,314	1	4,409	30,724

Total operating revenue	147,877	10,934	33,104	191,915

Segment revenue % of total revenue	77.1%	5.7%	17.2%	100.0%
Segment operating income	11,432	1,082	5,113	17,627
Depreciation and amortization	2,688	247	856	3,791
Other expense (income), net	18	22	(42)	(2)

Operating income	$8,726	$813	$4,299	$13,838

	2013 vs 2012	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment revenues	$ change	$4,846	$30,150	$2,511	$37,507
	% change	3.3%	275.7%	7.6%	19.5%

	2013 vs 2012	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment revenues (excluding fuel surcharge)	$ change	$3,898	$29,918	$2,441	$36,257

	% change	3.2%	273.6%	8.5%	22.5%

Segment operating income	$ change	$(2,018)	$1,632	$1,807	$1,421
	% change	(17.7%)	150.8%	35.3%	8.1%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating revenue:

Chemical Logistics—revenues increased $4.8 million, or 3.3%, for the quarter ended March 31, 2013 compared to the same period for 2012 primarily due to an increase in transportation revenue of $3.4 million which was driven by higher pricing and solid volumes. In addition, fuel surcharge revenue increased by $0.9 million due to increased fuel prices and service revenue increased by $0.5 million due primarily to increased trailer rental revenue. Driver counts were slightly higher in 2013 due to continued aggressive focus on recruiting and retention. However, industry-wide tightness in driver capacity could impact our chemical logistics business in 2013.

Energy Logistics—revenues increased $30.2 million, or more than 100.0%, for the quarter ended March 31, 2013 due to our 2012 Energy Acquisitions and growth from our operations in the Eagle Ford and Woodford shales. These increases were partially offset by lower revenues in the Marcellus shale driven by reduced drilling activity due to continued lower natural gas prices.

Intermodal—revenues increased $2.5 million, or 7.6%, for the quarter ended March 31, 2013 compared to the same period in 2012, due to continued strong demand for ISO container shipments which has led to increases in trucking volumes and stable to upward pricing. Revenue increases were also the result of strong storage, rental and service revenue.

Segment operating income:

Chemical Logistics—operating income decreased $2.0 million, or 17.7%, for the quarter ended March 31, 2013 compared to the same period in 2012 primarily due to $0.6 million of severance costs and $0.3 million of affiliate conversion costs. Better pricing and volumes were offset by higher equipment lease expense and increased insurance costs.

Energy Logistics—operating income increased $1.6 million, or more than 100.0%, for the quarter ended March 31, 2013 primarily due to the 2012 Energy Acquisitions and growth in the Eagle Ford and Woodford shales. Growth in operating income over the prior-year period was limited by reduced profitability within the Marcellus region.

Intermodal—operating income increased $1.8 million, or 35.3%, for the quarter ended March 31, 2013 compared to the same period in 2012 due primarily to increased depot revenue, which typically has higher margins, enhanced cost controls, as well as increased profitability in Boasso’s Northeast region.

Liquidity and Capital Resources

Our primary cash needs consist of debt service, working capital, capital expenditures, acquisitions and share repurchases. Our working capital needs depend upon the timing of our collections from customers and payments to others, as well as our capital and operating lease payment obligations. Our capital expenditures primarily relate to acquiring trailers to maintain the chemical logistics fleet and supporting our energy logistics business with growth capital. We reduce our capital expenditure requirements for our chemical logistics business by utilizing independent affiliates and independent owner-operators.

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For the three months ending March 31, 2013, capital expenditures were $7.4 million and proceeds from sales of property and equipment were $8.8 million. We generally expect our sustaining capital expenditures, net of proceeds from property and equipment sales, to be approximately 1% to 2% of operating segment revenues annually. We expect net capital expenditures to be approximately $10.0 to $15.0 million for the 2013 year. Notwithstanding our general expectation for sustaining capital expenditures, we expect net capital expenditures in 2013 to be lower than in 2012, regardless of operating revenue, as we focus on equipment rationalization. Some of our independent affiliates who are engaged with us in the chemical logistics or energy logistics markets may at times purchase some portion of this equipment from us. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses or other factors.

Debt service currently consists of required interest payments on the outstanding balance of our ABL Facility and our outstanding 2018 Notes, as well as acquisition-related indebtedness. We have no major debt maturities prior to August 2016, when our ABL Facility matures. We may from time to time repurchase or redeem additional amounts of our outstanding debt or may repurchase outstanding shares of our common stock. Our Board of Directors has approved a share repurchase program for up to $15.0 million in shares of our common stock, of which $7.9 million remained available at March 31, 2013. Separately, we have a long-term goal to reduce the outstanding amount of our indebtedness. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

Our primary sources of liquidity for operations during the 2013 and 2012 periods have been cash flow from operations and borrowing availability under the ABL Facility. At March 31, 2013, we had $64.6 million of borrowing availability under the ABL Facility. We periodically make business acquisitions with cash as part or all of the consideration. Some acquisitions provide us with new assets to pledge under our ABL Facility and increase our borrowing capacity. Further, we increased our maximum borrowing capacity under the ABL Facility by amendment on September 27, 2012.

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

Cash Flows

The following summarizes our cash flows for the three months ended March 31, 2013 and 2012 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2013	2012
Net cash provided by operating activities	$8,619	$1,732
Net cash provided by (used in) investing activities	519	(10,914)
Net cash (used in) provided by financing activities	(10,641)	8,996

Net decrease in cash	(1,503)	(186)
Cash at beginning of period	2,704	4,053

Cash at end of period	$1,201	$3,867

Net cash provided by operating activities was $8.6 million for the three-month period ended March 31, 2013, compared to $1.7 million provided by operating activities in the comparable 2012 period. The $6.9 million increase in cash provided by operating activities was primarily due to improved net income and higher net collections of receivables primarily from our energy logistics business, and a reduction in other assets as the prior-year period contained a note issued to an independent affiliate.

Net cash provided by investing activities totaled $0.5 million for the three-month period ended March 31, 2013, compared to $10.9 million used in the comparable 2012 period. The $11.4 million increase in cash was due primarily to $6.1 million of increased sales of property and equipment and $6.1 million of reduced capital expenditures.

Net cash used in financing activities was $10.6 million during the three-month period ended March 31, 2013, compared to $9.0 million provided by financing activities in the comparable 2012 period. In the 2013 period, cash flow from operations and property and equipment sales enabled us to pay down $7.9 million of our ABL Facility. Borrowings under our ABL Facility were utilized to fund share repurchases of $3.4 million and to pay down $2.3 million of other debt and capital lease obligations. In the 2012 period, net cash received from our equity offering of approximately $30.7 million was utilized to pay down $20.3 million of our ABL Facility and to pay down $2.7 million of other debt and capital lease obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at March 31, 2013 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2013	Years 2014 & 2015	Years 2016 & 2017	Thereafter 2018
Operating leases (1)	$97,135	$17,005	$40,694	$36,399	$3,037
Total indebtedness (2)	404,926	2,712	2,349	174,865	225,000
Capital leases	3,205	1,367	1,656	182	—
Interest on indebtedness (3)	145,937	21,451	56,678	49,292	18,516

Total contractual cash obligations (4) (5) (6) (7)	$651,203	$42,535	$101,377	$260,738	$246,553

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.
(2)	Includes aggregate unamortized discount of $1.2 million related to the 2018 Notes.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of March 31, 2013 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of March 31, 2013 will remain in effect until maturity.
(4)	Excludes long-term pension obligations as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of March 31, 2013, obligations of $20.4 million were reflected in the Consolidated Balance Sheet. This amount represented our unfunded status of such plans, which is the difference between our projected benefit obligation and the fair value of plan assets, as of such date. See Note 7 of the Notes to Consolidated Financial Statements.

(5)	Excludes liabilities associated with environmental matters as we are unable to reasonably estimate the ultimate amount or timing of settlement of such liabilities. Liabilities of $8.5 million, which represent our reserves for environmental compliance and remediation were reflected in the consolidated balance sheet as of March 31, 2013. See Note 14 of the Notes to Consolidated Financial Statements.
(6)	Excludes accrued loss and damage claims as we are unable to reasonably estimate the ultimate amount or timing of settlement of such claims. As of March 31, 2013, accrued loss and damage claims of $16.6 million, which represented the balance of our reserves for such liabilities, were reflected in the Consolidated Balance Sheet.
(7)	Excludes liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement of such positions. See Note 11 of the Notes to Consolidated Financial Statements.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Capital lease obligations	$3,205	$6,038
ABL Facility	153,300	161,200
9.875% Second-Priority Senior Secured Notes, due 2018	225,000	225,000
5% Subordinated Acquisition Notes	21,300	21,300
Other Notes	5,326	6,533

Long-term debt, including current maturities	408,131	420,071
Discount on Notes	(1,210)	(1,265)

	406,921	418,806
Less current maturities of long-term debt (including capital lease obligations)	(5,160)	(7,831)

Long-term debt, less current maturities (including capital lease obligations)	$401,761	$410,975

Debt Retirement

The following is a schedule of our indebtedness at March 31, 2013 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
Capital lease obligations	$1,367	$1,323	$333	$106	$76	$—	$3,205
ABL Facility	—	—	—	153,300	—	—	153,300
9.875% Second-Priority Senior Secured Notes, due 2018 (1)	—	—	—	—	—	225,000	225,000
5% Subordinated Acquisition Notes	—	—	—	—	21,300	—	21,300
Other Notes	2,712	1,265	1,084	265	—	—	5,326

Total	$4,079	$2,588	$1,417	$153,671	$21,376	$225,000	$408,131

(1)	Amounts do not include the remaining unamortized original issue discount of $1.2 million related to the 2018 Notes.

The following is a schedule of our debt issuance costs (in thousands) as of March 31, 2013:

	December 31, 2012 Balance	Additional Debt Issuance Costs	2013 amortization expense	March 31, 2013
ABL Facility	$4,845	$21	$(339)	$4,527
9.875% Second-Priority Senior Secured Notes, due 2018	4,665	—	(219)	4,446

Total	$9,510	$21	$(558)	$8,973

Amortization expense of deferred issuance costs was $0.6 million and $0.5 million for each of the three months ending March 31, 2013 and 2012, respectively, and is included in interest expense. We are amortizing these costs over the term of the debt instruments.

The ABL Facility

Our ABL Facility provides for a revolving credit facility with a maturity of August 19, 2016. On September 27, 2012, our maximum borrowing capacity under the facility was increased from $250.0 million to $350.0 million. Borrowing availability under our ABL Facility did not change as a result of this amendment. Changes in borrowing availability result from increases or decreases in assets securing the ABL Facility. The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to

$30.0 million for swingline borrowings on same-day notice. The ABL Facility is available for working capital needs and general corporate purposes, including permitted acquisitions. At March 31, 2013, we had $64.6 million of borrowing availability under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at March 31, 2013 was 1.25% for base rate borrowings and 2.25% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at March 31, 2013 was 2.5%.

The borrowing base for the ABL Facility consists of eligible accounts receivable, inventory, tractor and trailer equipment, real property and certain other equipment.

We recorded $6.5 million in debt issuance costs relating to the ABL Facility. We are amortizing the debt issuance costs over the remaining term of the ABL Facility. The September 2012 amendment to our ABL Facility was treated as a modification under FASB guidance.

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

Collateral, Guarantees and Covenants

The ABL Facility contains a fixed charge coverage ratio which only needs to be met if borrowing availability is less than a designated amount ranging from $20.0 million to $35.0 million, depending upon the size of our borrowing base. The ABL Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions: (i) our ability to sell assets; (ii) incur additional indebtedness; (iii) prepay other indebtedness, including the 2018 Notes; (iv) pay dividends and distributions or repurchase QDI’s capital stock; (v) create liens on assets; (vi) make investments; (vii) make certain acquisitions; (viii) engage in mergers or consolidations; (ix) engage in certain transactions with affiliates; (x) amend certain charter documents and material agreements governing subordinated indebtedness, including the 2018 Notes; (xi) change our business; and (xii) enter into agreements that restrict dividends from QD LLC’s subsidiaries. The ABL Facility also contains certain customary affirmative covenants and events of default. The indenture governing the 2018 Notes contains covenants that restrict, subject to certain exceptions, our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of QDI’s common stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all assets; (viii) enter into certain transactions with affiliates; and (ix) designate subsidiaries as unrestricted subsidiaries. The indenture also provides certain customary events of default, which, if any of them occurs, may result in the principal, interest and any other monetary obligations on the then outstanding 2018 Notes becoming payable immediately.

The payment obligations under the ABL Facility are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first lien obligations. We were in compliance with the covenants under the ABL Facility and the 2018 Notes at March 31, 2013.

Other Liabilities and Obligations

As of March 31, 2013, we had $23.9 million in outstanding letters of credit issued under the ABL Facility that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to ensure that we pay required claims. The letter of credit issued to our insurance administrator had a maximum draw amount of $20.0 million as of March 31, 2013. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $3.9 million of outstanding letters of credit as of March 31, 2013 relates to various other obligations.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Reports on Form 10-Q. These factors include:

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

•	competition and rate fluctuations, including fluctuations in prices and demand for transportation services as well as for commodities such as natural gas and oil;

•	our reliance on independent affiliates and independent owner-operators;

•	reclassification of our independent contractors, such as our independent owner-operators, as a result of legislative, judicial or regulatory changes or for any other reason;

•	a shift away from or slowdown in production in the shale regions in which we have energy logistics operations;

•	our liability as a self-insurer to the extent of our deductibles as well as changing conditions and pricing in the insurance marketplace;

•	increased unionization, which could increase our operating costs or constrain operating flexibility;

•	changes in or our inability to comply with, governmental regulations and legislative changes affecting the transportation industry generally or in the particular segments in which we operate;

•	federal and state legislative and regulatory initiatives, which could result in increased costs and additional operating restrictions upon us or our oil and gas frac shale energy customers;

•	our ability to access and use our salt water disposal wells and other disposal sites and methods in our energy logistics business;

•	our ability to comply with current and future environmental regulations and the increasing costs relating to environmental compliance;

•	potential disruption at U.S. ports of entry;

•	diesel fuel prices and our ability to recover costs through fuel surcharges;

•	our ability to attract and retain qualified drivers;

•	terrorist attacks and the cost of complying with existing and future anti-terrorism security measures;

•	our dependence on senior management;

•	the potential loss of our ability to use net operating losses to offset future income;

•	potential future impairment charges;

•	the interests of our largest shareholder, which may conflict with your or our interests;

•

our ability to successfully identify acquisition opportunities, consummate such acquisitions and successfully integrate acquired businesses and converted and new affiliates and achieve the anticipated benefits and synergies of acquisitions and conversions, the effects of the acquisitions and conversions on the acquired businesses’ existing relationships with customers, governmental entities, affiliates, owner-operators and employees, and the impact that acquisitions and conversions could have on our future financial results and business performance and other future conditions in the market and industry from the acquired businesses;

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the three months ended March 31, 2013, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the ABL Facility, at QD LLC’s option, the applicable margin for borrowings at March 31, 2013 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate under the ABL Facility is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30 day LIBOR plus 1.00%.

	Balance at March 31, 2013 ($ in 000s)	Interest Rate at March 31, 2013	Effect of 1% Increase ($ in 000s)
ABL Facility	$153,300	2.54%	$1,533

At March 31, 2013, a 1% point increase in the current per annum interest rate would result in $1.5 million of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% point increase in the rates under the ABL Facility and that the principal amount is the amount outstanding as of March 31, 2013. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our option to elect the lowest of three different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 4.3% of our consolidated revenue for the three months ended March 31, 2013 and 5.4% of our consolidated revenue for the three months ended March 31, 2012. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ deficit. Our revenue results for the three months ended March 31, 2013 were negatively impacted by less than a $0.1 million in foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first three months of 2013 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.1 million for the three months ended March 31, 2013, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at March 31, 2013, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the three months ended March 31, 2013 and 2012, a majority of fuel costs were covered through fuel surcharges.

ITEM 4—Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of March 31, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Other than reported in “Item 3—Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2012, “Note 20. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 14. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A—Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company.

We may be subject to the risks set forth below:

Reclassification of our independent contractors, such as our independent owner-operators, as employees could increase our costs and adversely impact our business.

We use a significant number of independent contractors, such as our independent owner-operators, in all three segments of our business, consistent with long-standing industry practices. Regulatory authorities and private parties have recently asserted within the trucking industry that some independent contractors should be classified as employees based upon their interpretations of existing rules and regulations. Legislative, judicial, or regulatory (including tax) authorities could also introduce proposals or assert interpretations of existing rules and regulations that would change to employee the classification of a significant number of independent contractors doing business with us. The costs associated with reclassification, including any related regulatory action or litigation, could have a material adverse effect on our results of operations and our financial position.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table lists QDI’s share repurchases and deemed share repurchases during the three-months ended March 31, 2013. On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program, and it can be discontinued at any time that we feel additional purchases are not warranted. As of March 31, 2013, we have repurchased approximately 1.1 million shares valued at $7.1 million under the Repurchase Program. The remaining shares deemed repurchased were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands) (2)
January 2013	364,745	$6.83	364,745	$8,842
February 2013	110,900	$7.85	110,900	$7,969
March 2013	7,309	$7.94	6,900	$7,914

Total	482,954	$7.09	482,545	$7,914

(1)	The difference between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Program reflects shares deemed repurchased that were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.
(2)	Represents the amount remaining in the Repurchase Program as of the end of the period noted.

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

QUALITY DISTRIBUTION, INC.

May 9, 2013	/S/ GARY R. ENZOR
GARY R. ENZOR,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

May 9, 2013	/S/ JOSEPH J. TROY
JOSEPH J. TROY,
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)