Form 10-Q
period 2013-06-30
QUALITY DISTRIBUTION INC
filed 2013-08-06
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 1, 2013, the registrant had 26,905,339 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Consolidated Statements of Operations

Unaudited (In 000’s, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Transportation	$174,647	$150,519	$338,641	$283,725
Service revenue	32,705	30,034	66,159	58,019
Fuel surcharge	31,944	32,180	63,918	62,904

Total operating revenues	239,296	212,733	468,718	404,648

OPERATING EXPENSES:
Purchased transportation	150,380	142,309	293,252	274,186
Compensation	25,501	18,516	51,971	35,147
Fuel, supplies and maintenance	26,328	18,445	53,346	32,911
Depreciation and amortization	6,729	4,622	13,422	8,413
Selling and administrative	8,155	10,089	15,634	16,599
Insurance costs	4,373	4,139	8,870	7,358
Taxes and licenses	1,308	624	2,251	1,372
Communication and utilities	922	907	2,017	1,744
Loss (gain) on disposal of property and equipment	1,591	(362)	(1,498)	(364)
Impairment charge	55,692	—	55,692	—

Total operating expenses	280,979	199,289	494,957	377,366

Operating (loss) income	(41,683)	13,444	(26,239)	27,282
Interest expense	7,884	7,180	15,607	14,369
Interest income	(234)	(229)	(445)	(408)
Other (income) expense, net	(271)	72	(7,243)	(164)

(Loss) income before income taxes	(49,062)	6,421	(34,158)	13,485
Benefit from income taxes	(17,915)	(22,383)	(12,155)	(22,019)

Net (loss) income	$(31,147)	$28,804	$(22,003)	$35,504

PER SHARE DATA:
Net (loss) income per common share
Basic	$(1.18)	$1.07	$(0.83)	$1.38

Diluted	$(1.18)	$1.04	$(0.83)	$1.34

Weighted-average number of shares
Basic	26,460	26,804	26,542	25,675

Diluted	26,460	27,600	26,542	26,516

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited (In 000’s)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(31,147)	$28,804	$(22,003)	$35,504

Other comprehensive income, net of tax:
Amortization of prior service costs and losses	387	388	773	776
Foreign currency translation adjustment	56	45	91	6

Total other comprehensive income, net of tax	443	433	864	782

Comprehensive (loss) income	$(30,704)	$29,237	$(21,139)	$36,286

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited (In 000’s)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,442	$2,704
Accounts receivable, net	129,650	113,906
Prepaid expenses	12,492	14,651
Deferred tax asset, net	20,866	16,609
Other	8,309	9,694

Total current assets	173,759	157,564
Property and equipment, net	177,296	190,342
Assets held-for-sale	2,691	—
Goodwill	50,553	104,294
Intangibles, net	35,996	37,654
Non-current deferred tax asset, net	21,720	11,713
Other assets	12,381	12,036

Total assets	$474,396	$513,603

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$2,371	$3,918
Current maturities of capital lease obligations	1,748	3,913
Accounts payable	12,051	9,966
Independent affiliates and independent owner-operators payable	17,851	14,243
Accrued expenses	29,304	37,889
Environmental liabilities	3,357	2,739
Accrued loss and damage claims	8,108	7,326

Total current liabilities	74,790	79,994
Long-term indebtedness, less current maturities	401,616	408,850
Capital lease obligations, less current maturities	871	2,125
Environmental liabilities	5,118	6,302
Accrued loss and damage claims	10,262	9,494
Other non-current liabilities	23,787	25,278

Total liabilities	516,444	532,043

Commitments and contingencies—Note 14
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 28,433 issued and 26,907 outstanding at June 30, 2013 and 28,102 issued and 27,223 outstanding at December 31, 2012	439,187	437,192
Treasury stock, 1,526 shares at June 30, 2013 and 879 shares at December 31, 2012	(10,313)	(5,849)
Accumulated deficit	(250,470)	(228,467)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(30,888)	(31,752)
Stock purchase warrants	25	25

Total shareholders’ deficit	(42,048)	(18,440)

Total liabilities and shareholders’ deficit	$474,396	$513,603

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Six Months Ended June 30, 2013 and 2012

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Total Shareholders’ Deficit
Balance, December 31, 2011	24,207	(267)	$393,859	$(1,878)	$(278,543)	$(189,589)	$(31,381)	$1,347	$(106,185)
Net income	—	—	—	—	35,504	—	—	—	35,504
Issuance of restricted stock	163	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(5)	—	(66)	—	—	—	—	(66)
Amortization of restricted stock	—	—	658	—	—	—	—	—	658
Amortization of stock options	—	—	860	—	—	—	—	—	860
Stock warrant exercises	346	—	1,322	—	—	—	—	(1,322)	—
Stock option exercises	47	—	254	—	—	—	—	—	254
Proceeds from equity offering, net of transaction costs	2,500	—	30,523	—	—	—	—	—	30,523
Issuance of stock for acquisitions	785	—	7,920	—	—	—	—	—	7,920
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	776	—	776
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	6	—	6

Balance, June 30, 2012	28,048	(272)	$435,396	$(1,944)	$(243,039)	$(189,589)	$(30,599)	$25	$(29,750)

Balance, December 31, 2012	28,102	(879)	$437,192	$(5,849)	$(228,467)	$(189,589)	$(31,752)	$25	$(18,440)
Net loss	—	—	—	—	(22,003)	—	—	—	(22,003)
Issuance of restricted stock	247	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(30)	—	(10)	—	—	—	—	(10)
Amortization of restricted stock	—	—	910	—	—	—	—	—	910
Amortization of stock options	—	—	870	—	—	—	—	—	870
Stock option exercises	84	—	215	—	—	—	—	—	215
Purchases of treasury stock	—	(617)	—	(4,454)	—	—	—	—	(4,454)
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	773	—	773
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	91	—	91

Balance, June 30, 2013	28,433	(1,526)	$439,187	$(10,313)	$(250,470)	$(189,589)	$(30,888)	$25	$(42,048)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited (In 000’s)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(22,003)	$35,504
Adjustments to reconcile to net cash and cash equivalents provided by (used in) operating activities:
Deferred income tax expense	(13,545)	—
Depreciation and amortization	13,422	8,413
Bad debt recoveries	(392)	(24)
Gain on disposal of property and equipment	(1,498)	(364)
Impairment charge	55,692	—
Stock-based compensation	1,780	1,518
Amortization of deferred financing costs	1,196	1,055
Amortization of bond discount	108	108
Release of deferred tax asset valuation allowance	(720)	(22,777)
Contingent consideration adjustment	(7,300)	—
Changes in assets and liabilities:
Accounts and other receivables	(15,261)	(25,884)
Prepaid expenses	2,198	610
Other assets	(50)	(3,103)
Accounts payable	478	3,316
Accrued expenses	(1,059)	263
Environmental liabilities	(566)	(743)
Accrued loss and damage claims	1,549	(1,562)
Independent affiliates and independent owner-operators payable	3,608	7,563
Other liabilities	(281)	373
Current income taxes	1,092	(872)

Net cash provided by operating activities	18,448	3,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,720)	(17,913)
Greensville purchase price adjustment	—	(66)
Trojan purchase price adjustment	(857)	—
Acquisition of Trojan	—	(8,657)
Acquisition of Bice	—	(52,176)
Acquisition of customer list	(1,000)	—
Proceeds from sales of property and equipment	12,597	6,959

Net cash used in investing activities	(4,980)	(71,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(2,228)	(2,472)
Principal payments on capital lease obligations	(1,032)	(2,005)
Proceeds from revolver	110,700	126,800
Payments on revolver	(117,400)	(85,300)
Payments on acquisition notes	(438)	(428)
Deferred financing costs	(700)	(277)
Change in book overdraft	1,607	1,440
Purchases of treasury stock	(4,454)	—
Proceeds from equity offering, net of transaction costs	—	30,523
Proceeds from exercise of stock options	215	254

Net cash (used in) provided by financing activities	(13,730)	68,535

Net (decrease) increase in cash and cash equivalents	(262)	76
Cash and cash equivalents, beginning of period	2,704	4,053

Cash and cash equivalents, end of period	$2,442	$4,129

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$14,411	$13,066

Income Taxes	787	1,212

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Quality Distribution, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

In this quarterly report, unless the context otherwise requires or indicates, (i) the terms the “Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly-owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) the term “QD Capital” refers to our wholly-owned subsidiary, QD Capital Corporation, a Delaware corporation, (iv) the term “QCI” refers to our wholly-owned subsidiary, Quality Carriers, Inc., an Illinois corporation, (v) the term “Boasso” refers collectively to our wholly-owned subsidiary, Boasso America Corporation, a Louisiana corporation and Boasso’s former wholly-owned subsidiary, Greensville Transport Company (“Greensville”), a Virginia corporation which has since been merged with and into Boasso America Corporation, (vi) the term “QCER” refers collectively to our wholly-owned subsidiary QC Energy Resources, Inc., a Delaware corporation and its wholly-owned subsidiaries, QC Energy Logistics, LLC, a Delaware limited liability company, QC Energy Resources, LLC, a Delaware limited liability company, QC Energy Resources Northwest, LLC, a Delaware limited liability company, and QC Energy Resources Texas, LLC, a Delaware limited liability company, as well as our wholly-owned subsidiary QC Environmental Services, Inc., a North Dakota corporation and (vii) the term “CLC” refers to our wholly-owned subsidiary, Chemical Leaman Corporation, a Pennsylvania corporation.

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

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any future period.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to income taxes. Under this standard, entities are required to recognize that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

        In February 2013, the FASB issued an accounting pronouncement related to accumulated other comprehensive income (“AOCI”). Under this standard, entities are required to disclose additional information with respect to changes in AOCI balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. This standard is effective beginning January 1, 2013. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Acquisition and Dispositions

During the first six months of 2013, we did not complete any acquisitions or dispositions of businesses or independent affiliates.

Acquisition of an Independent Affiliate

During the third quarter of 2012, we terminated our business relationship with an independent affiliate due to financial and operational difficulties. On October 17, 2012, we acquired the business, certain operating assets and certain liabilities of this independent affiliate for a purchase price of $17.1 million, paid in cash at closing. Of the total $17.1 million, we allocated $15.5 million to property and equipment and $1.6 million to goodwill. The entire amount of goodwill is deductible for tax purposes. This independent affiliate operated eight terminals within the chemical logistics segment and one terminal within the energy logistics segment. Four chemical logistics terminals were immediately transitioned to other independent affiliates, with the remaining terminals transitioned to company operations. As of June 30, 2013, three of these four remaining company-operated terminals were affiliated. The remaining company-operated terminal is to be affiliated during the third quarter of 2013. During this transition, operating results for the third and fourth quarters of 2012 were adversely impacted in aggregate by $4.4 million of greater than expected operating costs and reduced profitability. During the first six months of 2013, we recognized $0.4 million of additional costs.

Dunn’s Tank Service and Nassau Disposal, Inc.

On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Service, Inc. and the operating assets and rights of Nassau Disposal, Inc. (collectively “Dunn’s”), for an aggregate purchase price of $34.3 million paid in cash to expand our energy logistics business. An additional $3.6 million in cash consideration was payable one year after the closing date if certain future operating and financial performance criteria were satisfied. These criteria were not met. Of the total $34.3 million, we allocated $12.2 million to property and equipment, $17.3 million to goodwill and $4.8 million to intangibles. The entire amount of goodwill is deductible for tax purposes. Dunn’s is headquartered in Velma, Oklahoma and provides transportation services to the unconventional oil and gas industry primarily within the Woodford shale region, primarily providing various services for oil drilling preparation and hauling flowback and production water for various energy customers. The results of Dunn’s have been included in our results since the date of acquisition, and are included in our energy logistics segment.

Wylie Bice Trucking, LLC and RM Resources, LLC

On June 1, 2012, we acquired certain operating assets of Wylie Bice Trucking, LLC and the operating assets and rights of RM Resources, LLC, (collectively “Bice”), for $81.4 million aggregate consideration to expand our energy logistics business. Headquartered in Killdeer, ND, Bice provides transportation services to the unconventional oil and gas frac shale industry within the Bakken shale region, primarily hauling fresh water, flowback and production water, and oil for numerous energy and other customers, which expands our energy logistics business. The flowback and production water Bice hauls is primarily disposed of utilizing six salt water injection wells we purchased from Bice. The results of the Bice acquisitions have been included in our results since the date of acquisition, and are included in our energy logistics segment.

The Bice transaction was structured as asset acquisitions with aggregate consideration paid to the sellers as follows: (i) $52.2 million in cash; (ii) $21.3 million in 5-year subordinated seller notes bearing interest annually at a 5.0% fixed rate; and (iii) $7.9 million of approximately 0.7 million of Quality common stock. Up to an additional $19.0 million was payable in cash one year after the closing date, contingent upon the collective businesses meeting certain future operating and financial performance criteria. These criteria were not met. The purchase price of the combined acquisitions has been allocated to the assets acquired according to their estimated fair values at the time of the acquisitions as follows:

(In thousands)	Bice & RM Combined
Equipment	$26,557
Non-compete agreements	400
Tradename (a)	700
Customer-related intangibles	12,320
Goodwill (a)	48,218
Contingent consideration (b)	(6,800)

$81,395

(a)	In the second quarter of 2013, the Company performed its annual impairment analysis. As a result of this analysis, we recorded an impairment charge against a portion of the goodwill and wrote off the remaining unamortized balance of the acquired tradenames. Refer to Note 4 “Goodwill and Intangible Assets” for additional disclosure.
(b)	In the first quarter of 2013, it was determined that the contingent consideration would not be paid. Therefore, the Company wrote off $6.8 million of contingent consideration which is recognized in our energy logistics results as a gain in “Other (income) expense net” in our Consolidated Statements of Operations for the six months ended June 30, 2013.

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

Unaudited Pro forma Results. Businesses acquired are included in our consolidated results from the date of each acquisition. Unaudited pro forma results displayed below only represent the Bice acquisition, as our other acquisitions in 2012 did not meet the threshold for pro forma reporting. We did not consummate any business acquisitions for the six months ended June 30, 2013. The following unaudited pro forma consolidated results are presented to show our results, on a pro forma basis, as if the 2012 acquisition of Bice had been completed as of January 1, 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	As reported	Pro forma	As reported	Pro forma
Operating revenues	$239,296	$229,255	$468,718	$452,685
Net (loss) income (a)	(31,147)	29,054	(22,003)	37,932

(Loss) income per common share—basic	$(1.18)	$1.08	$(0.83)	$1.48
(Loss) income per common share—diluted	$(1.18)	$1.05	$(0.83)	$1.43

(a)	Includes impairment charges of $55.7 million in the three and six months ended June 30, 2013

Trojan Vacuum Services

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”) to expand our energy logistics business. The purchase price was $8.7 million paid in cash at closing, plus $1.0 million payable in cash upon the satisfaction of certain operating and financial performance criteria. These criteria were satisfied and the full $1.0 million was paid in January 2013. Of the total $8.7 million, we allocated $4.1 million to property and equipment, $4.3 million to intangibles and $0.3 million to goodwill. The entire amount of goodwill is deductible for tax purposes. Trojan is headquartered in Pleasanton, TX and provides transportation service to the unconventional oil and gas frac shale industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers. The results of the Trojan acquisition have been included in our results since the date of acquisition and are included in our energy logistics segment.

2. Variable Interest Entities

At June 30, 2013, we have a variable interest in one variable interest entity (“VIE”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contracts with the VIE, the operating structure of the VIE and our role with the VIE, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of this VIE.

This VIE is an independent affiliate that is directly engaged in the dry bulk and chemical business through the management of trucking terminals in the North East region of the U.S. As such, this business is highly seasonal. We are involved with this VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $3.0 million at June 30, 2013. These loans are secured by a second-priority lien on certain assets of the VIE.

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

Fair Value Measurements on a Nonrecurring Basis

The fair value of our long-term indebtedness is based on level 2 quoted market prices. As of June 30, 2013, the carrying value and fair value are as follows (in thousands):

	Carrying Value	Fair Value
9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”)	$225,000	$240,750

The revolving credit facility under our asset-based loan facility (the “ABL Facility”) is variable rate debt which is believed to be a reasonable approximation of its fair value that is determined using a coupon rate on borrowings with similar maturities, current remaining average life to maturity borrower credit quality, and current market conditions and approximates fair value. The fair value of the 2018 Notes is estimated using various techniques including recently executed transactions in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads, fundamental data relating to the issuer, and credit default swap spreads adjusted for any basis difference between cash and derivative instruments.

The carrying amounts reported in the accompanying Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

4. Goodwill and Intangible Assets

Goodwill

Under the FASB guidance, goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. We evaluate goodwill for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit. These reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30th. The methodology applied in the analysis performed at June 30, 2013 was consistent with the methodology applied in prior years, but was based on updated assumptions and information, as appropriate. For our chemical logistics segment, we conducted our analysis under the revised goodwill impairment rules in which we assess qualitative factors like market capitalization and financial performance to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this analysis, we concluded there were no indicators of impairment related to our chemical logistics segment. For energy logistics and intermodal segments, we did not elect the qualitative approach and performed the two-step goodwill analysis approach. Under this approach, goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the fair value of the reporting unit is greater than its carrying amount, there is no requirement to perform step two of the impairment test, and there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. As a result of our analysis, we concluded an impairment charge to goodwill of $55.2 million was necessary at June 30, 2013 related to our energy logistics segment and we concluded there were no indicators of impairment, as the fair value exceeded the carrying value, related to our intermodal segment.

Goodwill within energy logistics, intermodal and chemical logistics segments are as follows (in thousands):

	December 31, 2012	Purchase Price Adjustment	Impairment	June 30, 2013

Energy Logistics	$71,339	$1,430	$(55,171)	$17,598
Intermodal	31,410	—	—	31,410
Chemical Logistics	1,545	—	—	1,545

Total	$104,294	$1,430	$(55,171)	$50,553

Intangible Assets

Long-lived assets held and used, including revenue earning equipment, operating property and equipment and intangible assets with finite lives, are tested for recoverability when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of long-lived assets is evaluated by comparing the carrying amount of an asset or asset group to management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) expected to be generated by the asset or asset group. If these comparisons indicate that the asset or asset group is not recoverable, an impairment loss is recognized at the amount by which the carrying value of the asset or asset group exceeds fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related operating segment’s average cost of funds. Long-lived assets to be disposed of including revenue earning equipment, operating property and equipment and indefinite-lived intangible assets, are reported at the lower of carrying amount or fair value less costs to sell. Based upon management’s review of the value of the indefinite-lived intangible assets in our energy logistics segment, we determined that the carrying value of the acquired tradenames exceeded their implied fair value by approximately $0.5 million based on our accelerated transition to the QCER tradename. Based upon management’s review of the value of the indefinite-lived intangible assets in our chemical logistics segment and intermodal segment, we determined that no indicators of impairment exists.

Intangible assets at June 30, 2013 are as follows (in thousands):

	Gross Book Value	2013 Additions	Impairment	Accumulated Amortization	Net Book Value	Average Lives (in years)
Tradename—Intermodal	$7,400	$—	$—	$—	$7,400	Indefinite
Tradename—Energy Logistics	1,100	—	(521)	(579)	—	—
Customer relationships	33,410	1,000	—	(7,860)	26,550	10-12
Non-compete agreements	4,311	—	—	(3,258)	1,053	3-6
Service agreement	1,120	—	—	(127)	993	11

	$47,341	$1,000	$(521)	$(11,824)	$35,996

Of the total intangibles of $36.0 million at June 30, 2013, $19.9 million was allocated to our energy logistics segment, $16.0 million was allocated to our intermodal segment and $0.1 million was allocated to our chemical logistics segment.

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

Amortization expense for the three months ended June 30, 2013 and 2012 was $1.0 million and $0.7 million, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was $2.1 million and $1.1 million, respectively. Estimated amortization expense for intangible assets is as follows (in thousands):

2013 remaining	$1,840
2014	3,534
2015	3,534
2016	3,530
2017	3,454
2018 and after	12,704

Total	$28,596

5. Income Per Share

A reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations is as follows (in thousands, except per share amounts):

	Three months ended
	June 30, 2013			June 30, 2012
	Net loss (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic (loss) income available to common shareholders:	$(31,147)	26,460	$(1.18)	$28,804	26,804	$1.07

Effect of dilutive securities:
Stock options	—	—	—	—	629	—
Unvested restricted stock	—	—	—	—	158	—
Stock warrants	—	—	—	—	9	—

Diluted (loss) income available to common shareholders:	$(31,147)	26,460	$(1.18)	$28,804	27,600	$1.04

	Six months ended
	June 30, 2013			June 30, 2012
	Net loss (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic (loss) income available to common shareholders:	$(22,003)	26,542	$(0.83)	$35,504	25,675	$1.38

Effect of dilutive securities:
Stock options	—	—	—	—	655	—
Unvested restricted stock	—	—	—	—	169	—
Stock warrants	—	—	—	—	17	—

Diluted (loss) income available to common shareholders:	$(22,003)	26,542	$(0.83)	$35,504	26,516	$1.34

The following securities were not included in the calculation of diluted (loss) earnings per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock options	2,005	1,690	2,026	1,665
Unvested restricted shares and stock units	323	252	353	241

6. Stock-Based Compensation

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

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of June 30, 2013 (in thousands):

		Remaining years
Stock options	$2,606	2.6
Restricted stock	2,267	2.5

	$4,873

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

We use a December 31st measurement date for both of our plans.

The components of net periodic pension cost are estimated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$42	$44	$83	$88
Interest cost	464	542	927	1,084
Amortization of prior service cost	23	23	47	47
Amortization of loss	364	365	726	729
Expected return on plan assets	(586)	(565)	(1,169)	(1,131)

Net periodic pension cost	$307	$409	$614	$817

We contributed $1.3 million to our pension plans during the six months ended June 30, 2013. We expect to contribute an additional $1.6 million during the remainder of 2013.

Multi-employer pension plans

At June 30, 2013, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 2.6% of our total workforce, including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

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

8. Accumulated Other Comprehensive Loss

The components and changes to accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Foreign currency translation
Beginning balance	$(1,145)	$(1,176)	$(1,180)	$(1,137)
Net gain on foreign currency translation, net of tax	56	45	91	6

Ending balance	$(1,089)	$(1,131)	$(1,089)	$(1,131)

Pension benefits
Beginning balance	$(30,186)	$(29,856)	$(30,572)	$(30,244)
Amortization of prior service cost	23	23	47	47
Amortization of gain	364	365	726	729

Ending balance	$(29,799)	$(29,468)	$(29,799)	$(29,468)

Total AOCI ending balance	$(30,888)	$(30,599)	$(30,888)	$(30,599)

9. Restructuring

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010. The restructuring plan consisted of various actions including termination of approximately 380 non-driver positions and the consolidation, closure or affiliation of underperforming company-operated terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters, and resulted in charges during 2008, 2009 and 2010, primarily related to our chemical logistics segment. As of June 30, 2013, we have $1.9 million of restructuring charges included in accrued expenses on the Consolidated Balance Sheet which are expected to be paid through 2017.

In the six months ended June 30, 2013, we had the following activity in our restructuring accrual (in thousands):

	Balance at December 31, 2012	Additions	Payments	Reductions	Balance at June 30, 2013
Restructuring costs	$2,149	$155	$(269)	$(115)	$1,920

10. Segment Reporting

Reportable Segments

Our chief operating decision maker manages the Company in three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network of 26 independent affiliates and company-operated terminals, and equipment rental income;

•

Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, and crude oil for the unconventional oil and gas frac shale energy markets, primarily through company-operated terminals and 3 independent affiliates; and

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business primarily supporting the international movement of bulk liquids.

Segment operating income reported in our segment tables excludes amounts such as depreciation and amortization, gains and losses on disposal of property and equipment, restructuring costs, impairment charges and corporate and other unallocated amounts. Although these amounts are excluded from the reportable business segment operating income results, they are included in our reported Consolidated Statements of Operations. Most corporate and shared services overhead costs, including acquisitions costs, are included in our chemical logistics segment. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment data and a reconciliation to income before income taxes as follows (in thousands):

	Three Months Ended June 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$113,206	$42,572	$18,869	$174,647
Service revenue	16,922	2,500	13,283	32,705
Fuel surcharge	27,189	40	4,715	31,944

Total operating revenues	157,317	45,112	36,867	239,296

Segment operating income	10,566	4,845	6,918	22,329
Depreciation and amortization	3,009	2,892	828	6,729
Impairment charges (1)	—	55,692	—	55,692
Other expense, net	141	1,376	74	1,591

Operating income (loss)	7,416	(55,115)	6,016	(41,683)
Interest expense	2,516	3,860	1,508	7,884
Interest income	(234)	—	—	(234)
Other (income) expense, net	(526)	—	255	(271)

Income (loss) before income taxes	$5,660	$(58,975)	$4,253	$(49,062)

	Three Months Ended June 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$107,935	$24,929	$17,655	$150,519
Service revenue	16,977	1,247	11,810	30,034
Fuel surcharge	27,378	325	4,477	32,180

Total operating revenues	152,290	26,501	33,942	212,733

Segment operating income	8,544	3,914	5,246	17,704
Depreciation and amortization	2,746	1,017	859	4,622
Other (income) expense, net	(362)	—	—	(362)

Operating income	6,160	2,897	4,387	13,444

Interest expense	5,562	105	1,513	7,180
Interest income	(229)	—	—	(229)
Other (income) expense, net	(184)	—	256	72

Income before income taxes	$1,011	$2,792	$2,618	$6,421

	Six Months Ended June 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$222,274	$79,502	$36,865	$338,641
Service revenue	33,315	6,421	26,423	66,159
Fuel surcharge	54,451	273	9,194	63,918

Total operating revenues	310,040	86,196	72,482	468,718

Segment operating income	19,980	7,559	13,838	41,377
Depreciation and amortization	5,893	5,893	1,636	13,422
Impairment charges (1)	—	55,692	—	55,692
Other (income) expense, net	(3,168)	1,596	74	(1,498)

Operating income (loss)	17,255	(55,622)	12,128	(26,239)

Interest expense	4,820	7,772	3,015	15,607
Interest income	(445)	—	—	(445)
Other (income) expense, net	(949)	(6,800)	506	(7,243)

Income (loss) before income taxes	$13,829	$(56,594)	$8,607	$(34,158)

	Six Months Ended June 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$213,582	$34,978	$35,165	$283,725
Service revenue	32,893	2,131	22,995	58,019
Fuel surcharge	53,692	326	8,886	62,904

Total operating revenues	300,167	37,435	67,046	404,648

Segment operating income	19,976	4,996	10,359	35,331
Depreciation and amortization	5,434	1,264	1,715	8,413
Other (income) expense, net	(344)	22	(42)	(364)

Operating income	14,886	3,710	8,686	27,282

Interest expense	11,235	114	3,020	14,369
Interest income	(408)	—	—	(408)
Other (income) expense, net	(680)	—	516	(164)

Income before income taxes	$4,739	$3,596	$5,150	$13,485

(1)	Includes an impairment charge of $55.2 million of goodwill and $0.5 million of intangible assets related to our energy logistics segment.

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

For the six months ended June 30, 2013, the net change to our total gross unrecognized tax benefit was an increase of $0.1 million. Our total gross unrecognized tax benefit at June 30, 2013 was $1.8 million. This represents the total of our unrecognized tax benefits (not including interest and penalties).

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.4 million (net of federal tax benefit) accrued for interest and $0.2 million accrued for penalties at December 31, 2012. The total amount accrued for interest and penalties at June 30, 2013 was $0.6 million.

We are subject to income tax in the U.S., Canada, and Mexico, as well as in multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for the years before 2007, to international examinations for years before 2007 and, with few exceptions, to state examinations before 2008.

The effective tax rates for the six months ended June 30, 2013 and 2012 were a tax benefit of 35.6% and greater than 100.0%, respectively. The effective tax rate for the six months ended June 30, 2013 was different from our statutory rate due to a partial release of the foreign tax credit valuation allowance and a favorable audit settlement. The effective tax rate for the six months ended June 30, 2012, was different than the statutory rate due to a release of $22.8 million of deferred tax valuation allowance.

12. Common Stock Offering

On March 13, 2012, we sold 2.5 million shares of our common stock in an underwritten public offering, at a gross price of $13.00 per share, and received net proceeds, after underwriting fees and expenses, of approximately $30.5 million. Certain affiliates of Apollo Management, L.P. also sold 3.2 million shares in the offering.

13. Share Repurchase Program

On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). The Repurchase Program does not have an expiration date. Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program and it can be discontinued at any time that we feel additional purchases are not warranted. As of June 30, 2013, we have repurchased approximately 1.2 million shares valued at $8.1 million under the Repurchase Program.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account the reserves described below, should not be material to our business or financial condition. As of June 30, 2013 and December 31, 2012, we had reserves in the amount of $8.5 million and $9.0 million, respectively, for all environmental matters, of which the most significant are presented and discussed below.

	Number of Sites		Reserves (in millions)
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Multi-party sites	16	15	$2.1	$1.7
Sole party sites:
Bridgeport, New Jersey	1	1	4.0	4.8
William Dick, Pennsylvania	1	1	0.7	0.7
Other Properties	6	6	1.7	1.8

Total	24	23	$8.5	$9.0

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

Multi-Party Sites

At 16 of the 24 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 1 of the 16 sites, we are participating in the initial study to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 2 of the 16 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment, we have not established a reserve for these matters. At 1 of the 16 sites, we recently received a notice about our potential liability which cannot be estimated at this time, and we have not established a reserve for this matter. We have estimated all future expenditures for these 16 multi-party environmental matters to be paid over the next five years to be in the range of $2.1 million to $3.8 million. As of June 30, 2013, we have reserved $2.1 million.

Sole Party Sites

At 8 of the 24 sites, we are alleged to be the only responsible party and are in the process of conducting investigations and/or remediation projects. Five of these projects relate to operations conducted by CLC and its subsidiaries prior to our acquisition of CLC in 1998. These five sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; and (5) Charleston, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these five CLC sites is discussed in more detail below. We have estimated future expenditures over the next five years for these eight properties to be in the range of $6.4 million to $16.7 million. As of June 30, 2013, we have reserved $6.4 million.

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

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began long-term operations in July 2011 and is in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA and is on-going. USEPA has requested additional monitoring through 2017. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered into a consent order with USEPA in 2010 to perform the remediation work, which will consist of in-place thermal treatment. In late 2012, USEPA concluded that our additional required site investigation work for delineation purposes was complete. We have completed the preliminary engineering design phase for the thermal treatment of contaminated soils and have entered the 95% design stage of the project. We have estimated aggregate expenditures for the Bridgeport location over the next five years to be in the range of $4.0 million to $8.5 million. As of June 30, 2013, we have reserved $4.0 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in 1995 to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a groundwater treatment facility with local discharge in 2007 and the treatment facility began operations in 2010. Although initial soil treatment was completed in 2007, test results indicated that soil clean-up objectives were not fully achieved. Soil piles from isolated discrete removal actions were subsequently treated on-site; we are awaiting approval from USEPA that this work is complete. Negotiations are on-going with USEPA over further limited soil remediation consisting of targeted in-situ chemical treatment that will be implemented at the site. We have estimated aggregate expenditures for the William Dick location over the next five years to be in the range of $0.7 million to $3.4 million. As of June 30, 2013, we have reserved $0.7 million.

Other Properties

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation (“NYSDEC”) in 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. The state issued a record of decision in 2006. The remedial design work plan has been approved by the NYSDEC, and the remedial action phase is expected to begin during the remainder of 2013.

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

One site has completed the investigation phase and a final report was submitted to New Jersey Department of Environmental Protection (“NJDEP”). In accordance with the report findings and with the concurrence of the NJDEP, remedial efforts included limited soil excavation at the site, deed recordation, placement of clean fill and the designation of a Classification Exception Area for the groundwater. No further field remediation work is expected and this site has entered a long term monitoring phase.

We have estimated aggregate future expenditures over the next five years for Tonawanda, Scary Creek, Charleston and ISRA New Jersey to be in the range of $1.7 million to $4.8 million. As of June 30, 2013, we have reserved $1.7 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

15. Guarantor Subsidiaries

At and during the six months ended June 30, 2013, there were outstanding 2018 Notes that were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

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

The following condensed consolidating financial information for QDI, QD LLC, and QD Capital, which has no assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•

Condensed consolidating balance sheets at June 30, 2013 and December 31, 2012 and condensed consolidating statements of operations for the three and six-month periods ended June 30, 2013 and 2012, and the condensed consolidating statements of cash flows for each of the six-month periods ended June 30, 2013 and 2012.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2013

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$174,647	$—	$—	$174,647
Service revenue	—	—	32,672	33	—	32,705
Fuel surcharge	—	—	31,944	—	—	31,944

Total operating revenues	—	—	239,263	33	—	239,296
Operating expenses:
Purchased transportation	—	—	150,380	—	—	150,380
Compensation	—	—	25,501	—	—	25,501
Fuel, supplies and maintenance	—	—	26,327	1	—	26,328
Depreciation and amortization	—	—	6,729	—	—	6,729
Selling and administrative	—	81	8,066	8	—	8,155
Insurance costs	—	—	4,365	8	—	4,373
Taxes and licenses	—	—	1,308	—	—	1,308
Communication and utilities	—	—	922	—	—	922
Loss (gain) on disposal of property and equipment	—	—	1,641	(50)	—	1,591
Impairment charges	—	—	55,692	—	—	55,692

Operating (loss) income	—	(81)	(41,668)	66	—	(41,683)
Interest expense, non-related party, net	—	7,412	238	—	—	7,650
Interest (income) expense, related party, net	—	(7,412)	7,477	(65)	—	—
Other (income) expense, net	—	—	(318)	47	—	(271)

(Loss) income before income taxes	—	(81)	(49,065)	84	—	(49,062)
Provision for (benefit from) income taxes	20	—	(17,962)	27	—	(17,915)
Equity in loss of subsidiaries	(31,127)	(31,046)	—	—	62,173	—

Net (loss) income	$(31,147)	$(31,127)	$(31,103)	$57	$62,173	$(31,147)

Total other comprehensive income, net of tax	443	443	387	56	(886)	443

Comprehensive (loss) income	$(30,704)	$(30,684)	$(30,716)	$113	$61,287	$(30,704)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2012

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$150,519	$—	$—	$150,519
Service revenue	—	—	29,936	98	—	30,034
Fuel surcharge	—	—	32,180	—	—	32,180

Total operating revenues	—	—	212,635	98	—	212,733
Operating expenses:
Purchased transportation	—	—	142,309	—	—	142,309
Compensation	—	—	18,516	—	—	18,516
Fuel, supplies and maintenance	—	—	18,445	—	—	18,445
Depreciation and amortization	—	—	4,622	—	—	4,622
Selling and administrative	—	11	10,066	12	—	10,089
Insurance costs	—	—	4,139	—	—	4,139
Taxes and licenses	—	—	624	—	—	624
Communication and utilities	—	—	907	—	—	907
Gain on disposal of property and equipment	—	—	(362)	—	—	(362)

Operating (loss) income	—	(11)	13,369	86	—	13,444
Interest expense (income), non-related party, net	—	6,876	78	(3)	—	6,951
Interest (income) expense, related party, net	—	(6,876)	6,980	(104)	—	—
Other expense	—	—	56	16	—	72

(Loss) income before income taxes	—	(11)	6,255	177	—	6,421
(Benefit from) provision for income taxes	—	—	(22,420)	37	—	(22,383)
Equity in earnings of subsidiaries	28,804	28,815	—	—	(57,619)	—

Net income	$28,804	$28,804	$28,675	$140	$(57,619)	$28,804

Total other comprehensive income, net of tax	433	433	388	45	(866)	433

Comprehensive income	$29,237	$29,237	$29,063	$185	$(58,485)	$29,237

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2013

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$338,641	$—	$—	$338,641
Service revenue	—	—	66,033	126	—	66,159
Fuel surcharge	—	—	63,918	—	—	63,918

Total operating revenues	—	—	468,592	126	—	468,718
Operating expenses:
Purchased transportation	—	—	293,252	—	—	293,252
Compensation	—	—	51,971	—	—	51,971
Fuel, supplies and maintenance	—	—	53,338	8	—	53,346
Depreciation and amortization	—	—	13,422	—	—	13,422
Selling and administrative	—	132	15,476	26	—	15,634
Insurance costs	—	—	8,854	16	—	8,870
Taxes and licenses	—	—	2,251	—	—	2,251
Communication and utilities	—	—	2,017	—	—	2,017
Gain on disposal of property and equipment	—	—	(1,448)	(50)	—	(1,498)
Impairment charges			55,692			55,692

Operating (loss) income	—	(132)	(26,233)	126	—	(26,239)
Interest expense, non-related party, net	—	14,816	346	—	—	15,162
Interest (income) expense, related party, net	—	(14,816)	14,983	(167)	—	—
Other (income) expense	—	—	(7,336)	93	—	(7,243)

(Loss) income before income taxes	—	(132)	(34,226)	200	—	(34,158)
Provision for (benefit from) income taxes	6	—	(12,214)	53	—	(12,155)
Equity in loss of subsidiaries	(21,997)	(21,865)	—	—	43,862	—

Net (loss) income	$(22,003)	$(21,997)	$(22,012)	$147	$43,862	$(22,003)

Total other comprehensive income, net of tax	864	864	773	91	(1,728)	864

Comprehensive (loss) income	$(21,139)	$(21,133)	$(21,239)	$238	$42,134	$(21,139)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2012

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$283,725	$—	$—	$283,725
Service revenue	—	—	57,817	202	—	58,019
Fuel surcharge	—	—	62,904	—	—	62,904

Total operating revenues	—	—	404,446	202	—	404,648
Operating expenses:
Purchased transportation	—	—	274,186	—	—	274,186
Compensation	—	—	35,147	—	—	35,147
Fuel, supplies and maintenance	—	—	32,911	—	—	32,911
Depreciation and amortization	—	—	8,413	—	—	8,413
Selling and administrative	—	17	16,554	28	—	16,599
Insurance costs	—	—	7,358	—	—	7,358
Taxes and licenses	—	—	1,372	—	—	1,372
Communication and utilities	—	—	1,744	—	—	1,744
Gain on disposal of property and equipment	—	—	(364)	—	—	(364)

Operating (loss) income	—	(17)	27,125	174	—	27,282
Interest expense (income), non-related party, net	—	13,727	240	(6)	—	13,961
Interest (income) expense, related party, net	—	(13,727)	13,935	(208)	—	—
Other (income) expense	—	—	(173)	9	—	(164)

(Loss) income before income taxes	—	(17)	13,123	379	—	13,485
(Benefit from) provision for income taxes	—	—	(22,090)	71	—	(22,019)
Equity in earnings of subsidiaries	35,504	35,521	—	—	(71,025)	—

Net income	$35,504	$35,504	$35,213	$308	$(71,025)	$35,504

Total other comprehensive income, net of tax	782	782	776	6	(1,564)	782

Comprehensive income	$36,286	$36,286	$35,989	$314	$(72,589)	$36,286

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

June 30, 2013

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2,299	$143	$—	$2,442
Accounts receivable, net	—	—	129,623	27	—	129,650
Prepaid expenses	—	2	12,483	7	—	12,492
Deferred tax asset, net	—	—	20,866	—	—	20,866
Intercompany	—	—	388,263	60	(388,323)	—
Other	—	—	8,309	—	—	8,309

Total current assets	—	2	561,843	237	(388,323)	173,759
Property and equipment, net	—	—	177,296	—	—	177,296
Assets held-for-sale	—	—	2,691	—	—	2,691
Goodwill	—	—	50,553	—	—	50,553
Intangibles, net	—	—	35,996	—	—	35,996
Non-current deferred tax asset, net	(2,306)	—	24,026	—	—	21,720
Investment in subsidiaries	(107,472)	404,601	—	—	(297,129)	—
Intercompany	139,776	239,801	382,863	11,970	(774,410)	—
Other assets	—	9,014	3,367	—	—	12,381

Total assets	$29,998	$653,418	$1,238,635	$12,207	$(1,459,862)	$474,396

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$—	$2,371	$—	$—	$2,371
Current maturities of capital lease obligations	—	—	1,748	—	—	1,748
Accounts payable	—	—	12,064	(13)	—	12,051
Intercompany	72,096	—	316,227	—	(388,323)	—
Affiliates and independent owner-operators payable	—	—	17,851	—	—	17,851
Accrued expenses	(50)	4,204	25,141	9	—	29,304
Environmental liabilities	—	—	3,357	—	—	3,357
Accrued loss and damage claims	—	—	8,108	—	—	8,108

Total current liabilities	72,046	4,204	386,867	(4)	(388,323)	74,790
Long-term indebtedness, less current maturities	—	378,343	23,273	—	—	401,616
Capital lease obligations, less current maturities	—	—	871	—	—	871
Environmental liabilities	—	—	5,118	—	—	5,118
Accrued loss and damage claims	—	—	10,262	—	—	10,262
Intercompany	—	378,343	391,547	4,520	(774,410)	—
Other non-current liabilities	—	—	23,749	38	—	23,787

Total liabilities	72,046	760,890	841,687	4,554	(1,162,733)	516,444

Shareholders’ (deficit) equity:
Common stock	439,187	354,963	390,760	4,191	(749,914)	439,187
Treasury stock	(10,313)	—	—	—	—	(10,313)
Accumulated (deficit) retained earnings	(250,470)	(242,455)	35,618	4,503	202,334	(250,470)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(30,888)	(30,416)	(29,430)	(986)	60,832	(30,888)
Stock purchase warrants	25	25	—	—	(25)	25

Total shareholders’ (deficit) equity	(42,048)	(107,472)	396,948	7,653	(297,129)	(42,048)

Total liabilities and shareholders’ (deficit) equity	$29,998	$653,418	$1,238,635	$12,207	$(1,459,862)	$474,396

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2013

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	(22,003)	$(21,997)	$(22,012)	$147	$43,862	$(22,003)
Adjustments for non-cash charges	23,770	8,353	61,419	(937)	(43,862)	48,743
Net changes in assets and liabilities	(13)	385	(8,638)	(26)	—	(8,292)
Intercompany activity	(1,754)	13,259	(12,340)	835	—	—

Net cash provided by operating activities	—	—	18,429	19	—	18,448

Cash flows from investing activities:
Capital expenditures	—	—	(15,720)	—	—	(15,720)
Trojan purchase price adjustment	—	—	(857)	—	—	(857)
Acquisition of customer list	—	—	(1,000)	—	—	(1,000)
Proceeds from sales of property and equipment	—	—	12,597	—	—	12,597

Net cash used in investing activities	—	—	(4,980)	—	—	(4,980)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(3,260)	—	—	(3,260)
Proceeds from revolver	—	110,700	—	—	—	110,700
Payments on revolver	—	(117,400)	—	—	—	(117,400)
Deferred financing costs	—	(700)	—	—	—	(700)
Purchases of treasury stock	(4,454)					(4,454)
Proceeds from exercise of stock options	215	—	—	—	—	215
Other		—	1,169	—	—	1,169
Intercompany activity	4,239	7,400	(11,639)	—	—	—

Net cash used in financing activities	—	—	(13,730)	—	—	(13,730)

Net (decrease) increase in cash and cash equivalents	—	—	(281)	19	—	(262)
Cash and cash equivalents, beginning of period	—	—	2,580	124	—	2,704

Cash and cash equivalents, end of period	$—	$—	$2,299	$143	$—	$2,442

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

16. Subsequent Event

On July 15, 2013, we redeemed a portion of our 2018 Notes in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium. The redemption was funded with proceeds of $17.5 million from a term loan under our ABL Facility, together with additional borrowings under the revolving portion of our ABL Facility.

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America and are also the largest provider of intermodal ISO tank container and depot services in North America. In 2011, we began providing logistics services to the unconventional oil and gas frac shale energy markets. We operate an asset-light business model and service customers across North America through our network of 89 terminals servicing the chemical markets, 9 ISO tank depot services terminals (intermodal) servicing the chemical and other bulk liquid markets and 12 terminals servicing the energy markets.

Financial Reporting Segments

We have three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network of 26 independent affiliates and company-operated terminals, and equipment rental income;

•

Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, and crude oil for the unconventional oil and gas frac shale energy markets, primarily through company-operated terminals and 3 independent affiliates; and

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

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We estimate, based on industry sources, that the highly fragmented North American for-hire segment of the bulk tank transport market generated revenues of approximately $6.9 billion in 2012. We specifically operate in the for-hire chemical and food grade bulk transport market (which we estimated at $4.5 billion in 2012). We believe we have the leading market share (estimated at 13.0% in 2012) in this sector based on revenues. We believe managing a larger carrier network facilitates customer service and lane density, and provides a more favorable operating cost structure for us and our independent affiliates. As such, we believe we are well-positioned to expand our business.

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

Energy Logistics

Our energy logistics business operated through our subsidiary, QCER, services the unconventional oil and gas frac shale energy market through the transportation of crude oil, fresh water, flowback and produced brine water, and the disposal of flowback and produced brine water, as well as providing services ancillary to these activities. During 2012, we expanded our energy logistics business through the following acquisitions:

•

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services, which operates in the Eagle Ford shale. We paid $8.7 million in cash at closing, plus $1.0 million in cash in January 2013 upon the satisfaction of certain operating and financial performance criteria.

•

On June 1, 2012, we acquired certain operating assets of Wiley Bice Trucking, LLC and certain operating assets and rights of RM Resources, LLC, (collectively “Bice”), which operates in the Bakken shale region, for $81.4 million in aggregate consideration, with up to an additional $19.0 million in cash consideration, payable one year after the closing date if certain future operating and financial performance criteria were satisfied. These criteria were not met.

•

On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Services, Inc. and its related company Nassau Disposal, Inc. (collectively “Dunn’s”), which operates in the Marcellus, Woodford and Utica shale regions, for an aggregate purchase price of $34.3 million with up to an additional $3.6 million in cash consideration, payable one year after the closing date if certain future operating and financial performance criteria were satisfied. These criteria were not met.

As of June 30, 2013, we operate in the Bakken, Eagle Ford, Marcellus, Mississippian Limestone, Niobrara, Permian, Utica and Woodford shale regions in North America, all of which drill for both oil and natural gas with the exception of Marcellus, which is solely natural gas. We continue to evaluate the potential for expansion into additional shales, which would provide additional diversification to our business. Our strategy to target multiple resource rich shales helps to diversify our customer offerings, lessen the impact of swings in any one commodity and optimize equipment utilization. We currently operate approximately 1,400 units (tractors, trailers and combination equipment) of energy equipment in this market across a diverse customer base.

Our energy logistics business is primarily involved in fluid management and logistics in the upstream segment of the energy industry, through its services in connection with the establishment and servicing of production wells, and the midstream segment of the energy industry, in connection with the transportation of crude oil. We believe the market for services such as those provided by our energy logistics business was approximately $8.0 billion in 2012. The industry is made up of providers that include independent national or regional trucking and logistics companies such as QCER, trucking and logistics companies owned by or dedicated to large oil and gas companies, and local providers focused on one or more particular shales. Energy logistics providers are impacted by the level of new drilling activity, which impacts the transportation of fresh water and flowback water used and the provision of related services used in those activities, and the number of active wells, which impacts the transportation of crude oil and produced water and the provision of related services used in those activities. The energy logistics market is also impacted by market prices for oil and gas, which influence the production activities of our customers, the prices they are willing to pay for our services, and the shales in which they operate. We expect regulation of this industry to increase over time but believe that the scope of our operations and our experience with regulation in our chemical logistics business will facilitate our adaptation to new regulations and may provide us with an advantage over some of our competitors.

Intermodal

Our subsidiary, Boasso, provides intermodal ISO tank container transportation and depot services through terminals located in the eastern half of the United States. In the fourth quarter of 2011, Boasso expanded its operations through the acquisition of Greensville Transport Company, which operates at a port located in Norfolk, Virginia. Boasso’s revenues are impacted by United States chemical import/export volume, in particular the number and volume of shipments through ports at which Boasso has terminals, as well as their market share at those ports.

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

The intermodal ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products. The proliferation of global import/export of bulk liquid chemicals has driven the movement of basic manufacturing out of the United States and has resulted in an increase in chemical plant infrastructure to service these off-shore industries. Driven by this globalization, the intermodal ISO tank container market is a growing sector of the overall liquid bulk chemical transportation sector. Demand for intermodal ISO tank containers is impacted by the aggregate volume of imports and exports of chemicals through United States ports. Demand is also impacted by the shift in modes of transportation, from drums to ISO tank containers. Economic conditions and differences among the laws and currencies of foreign nations may also impact the volume of shipments. We operate in the global intermodal ISO tank container transportation and depot services market, which we believe was approximately a $1.0 to $1.5 billion market in 2012.

Our Networks

Our businesses have networks that consist of terminals owned or operated by independent affiliates and terminals owned or operated by us and a driver pool consisting of independent owner-operator drivers, affiliate-employed drivers and company-employed drivers. Independent affiliates are independent companies with which we contract to operate trucking terminals and provide transportation services exclusively on our behalf in defined markets. The independent affiliates generally provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Due to several factors, including our ownership of the customer contracts and relationships, our provision of back-office support in areas such as claims, our direct relationship with independent owner-operators, the presence of non-compete agreements with the independent affiliates, and, in some cases, our ownership of the trailers utilized in the contracted business, our relationships with the independent affiliates tend to be long-term in nature, with minimal voluntary turnover. Independent owner-operators are generally individual drivers who own or lease their tractors and agree to provide transportation services to us under contract.

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

Recent Significant Transactions

July 2013 Notes Redemption

On July 15, 2013, we redeemed a portion of our 2018 Notes in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium. The redemption was funded with proceeds from the Term Loan described below together with additional borrowings under our asset-based loan facility (“ABL Facility”).

June 2013 ABL Facility Amendment—Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility which was fully funded on July 15, 2013 (the “Term Loan”). Borrowings under the Term Loan bear interest equal to 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% after 18 months if a senior secured leverage ratio is met. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates.

May 2013 New Independent Affiliate

On May 1, 2013, we began affiliating our energy logistics trucking operations in the Marcellus shale region by converting three company-operated terminals to affiliated operations. The affiliation is a new relationship with an independent operator who is based in the Williamsport, Pennsylvania area and operates an existing oilfield services company. In conjunction with this effort, the new independent affiliate purchased and leased certain transportation equipment to ensure sufficient capacity for the combined customer base and execute a smooth transition of the business. In the second quarter of 2013, we incurred charges of approximately $1.5 million related to this conversion, most of which were due to losses on equipment sales.

November 2012 Share Repurchase Program

On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under the Repurchase Program, and it can be discontinued at any time that we feel additional purchases are not warranted. As of June 30, 2013, we have repurchased approximately 1.2 million shares valued at $8.1 million under the Repurchase Program.

October 2012 Acquisition of an Independent Affiliate

During the third quarter of 2012, we terminated our business relationship with an independent affiliate due to financial and operational difficulties. On October 17, 2012, we acquired the business, certain operating assets and certain liabilities of this independent affiliate for a purchase price of $17.1 million, paid in cash at closing. Of the total $17.1 million, we allocated $15.5 million to property and equipment and $1.6 million to goodwill. The entire amount of goodwill is deductible for tax purposes. This independent affiliate operated eight terminals within the chemical logistics segment and one terminal within the energy logistics segment. Four chemical logistics terminals were immediately transitioned to other independent affiliates, with the remaining terminals transitioned to company operations. As of June 30, 2013, three of these four remaining company-operated terminals were affiliated. The remaining company-operated terminal is to be affiliated during the third quarter of 2013. During this transition, operating results for the third and fourth quarters of 2012 were adversely impacted in aggregate by $4.4 million of greater than expected operating costs and reduced profitability. During the first six months of 2013, we recognized $0.4 million of additional costs.

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

August 2012 Asset Acquisition—Dunn’s Tank Service and Nassau Disposal, Inc.

On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Service, Inc. and the operating assets and rights of Nassau Disposal, Inc., (collectively “Dunn’s”), for an aggregate purchase price of $34.3 million paid in cash to expand our energy logistics business. An additional $3.6 million in cash consideration was payable one year after the closing date if certain future operating and financial performance criteria were satisfied. These criteria were not met. Of the total $34.3 million, we allocated $12.2 million to property and equipment, $17.3 million to goodwill and $4.8 million to intangibles. The entire amount of goodwill is deductible for tax purposes. Dunn’s is headquartered in Velma, Oklahoma and provides transportation services to the unconventional oil and gas industry primarily within the Woodford shale region, primarily providing various services for oil drilling and preparation and hauling flowback and production water for various energy customers. The results of Dunn’s have been included in our results since the date of acquisition, and are included in our energy logistics segment.

June 2012 Asset Acquisitions—Wylie Bice Trucking, LLC and RM Resources, LLC

On June 1, 2012, we acquired certain operating assets of Wylie Bice Trucking, LLC and the operating assets and rights of RM Resources, LLC, (collectively “Bice”), for $81.4 million aggregate consideration to expand our energy logistics business. Of the total $81.4 million, we allocated $48.2 million to goodwill, $26.6 million to property and equipment, $13.4 million to intangibles and $6.8 million to contingent consideration. Of the $48.2 million allocated to goodwill, $41.4 million is deductible for tax purposes. Headquartered in Killdeer, ND, Bice provides transportation services to the unconventional oil and gas frac shale industry within the Bakken shale region, primarily hauling fresh water, flowback and production water, and oil for numerous energy and other customers. The flowback and production water Bice hauls is primarily disposed of utilizing six salt water injection wells we purchased from Bice. The results of the Bice acquisitions have been included in our results since the date of acquisition, and are included in our energy logistics segment.

April 2012 Asset Acquisition—Trojan Vacuum Services

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”) to expand our energy logistics business. The purchase price was $8.7 million paid in cash at closing, plus $1.0 million payable in cash upon the satisfaction of certain operating and financial performance criteria. These criteria were satisfied and the full $1.0 million was paid in January 2013. Of the total $8.7 million, we allocated $4.1 million to property and equipment, $4.3 million to intangibles and $0.3 million to goodwill. The entire amount of goodwill is deductible for tax purposes. Trojan is headquartered in Pleasanton, TX and provides transportation service to the unconventional oil and gas frac shale industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers. The results of the Trojan acquisition have been included in our results since the date of acquisition and are included our energy logistics segment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We identified what we believe to be the more critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation, in our Annual Report on Form 10-K for the year ended December 31, 2012. We have not made any material changes to those policies during the period covered by this Quarterly Report on Form 10-Q except for the following:

Assets held-for-sale— We conducted a review of our fleet requirements during the second quarter of 2013. As a result of that review, we determined that there were a group of tractors and trailers which were in excess of our needs and which we classified as held-for-sale.

Goodwill and Intangible Assets— We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment arise, in accordance with FASB guidance. We evaluate goodwill for impairment by determining the fair value for each reporting unit, our chemical logistics segment, energy logistics segment and intermodal segment. These reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. As a result of our annual impairment test, we concluded an impairment charge of $55.7 million of which $55.2 million relates to goodwill and $0.5 million relates to intangibles was necessary at June 30, 2013, which was solely related to our energy logistics segment. There were no indicators of impairment in our chemical logistics segment or our intermodal segment.

We have evaluated at least quarterly whether indicators of impairment exist by reviewing our market capitalization. Our performance since the prior period’s goodwill impairment test at June 30, 2012 through the quarter ended March 31, 2013 trended positive and there were no indications from our quarterly reviews that a triggering event had occurred. The first quarter of 2013 showed improved operating income year over year and strong operating cash flow which did not foretell an impairment of goodwill. However, as of June 30, 2013, expectations of revenue and profitability were trending lower than original estimates used when the three acquisitions were made in 2012. Therefore, we performed our annual impairment analysis utilizing revised projections of revenue and profitability and adjusting assumptions used, such as growth and discount rates, to reflect the trend of our actual operating results.

Goodwill

For our chemical logistics segment, we conducted our analysis under the revised goodwill impairment rules in which we assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this analysis, we concluded there were no indicators of impairment related to our chemical logistics segment and there was no requirement to perform the two-step quantitative goodwill impairment test. The key qualitative factors that led to this conclusion were (i) the excess amount or “cushion” between each of the reporting unit’s fair value and carrying value as indicated on the Company’s prior quantitative assessment; (ii) the significant increase in the share price and market capitalization of the Company since the prior goodwill impairment analysis; and (iii) the overall positive financial performance of the reporting units and related improvements in the five-year plan.

For energy logistics and intermodal segments, we did not elect the qualitative approach and performed the two-step goodwill analysis approach. Under the FASB guidance, the process of evaluating the potential impairment of goodwill under the two-step process requires significant judgment at many points during the analysis. In the first step, we determine whether there is an indication of impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If, based on the first step, we determine that there is an indication of goodwill impairment, we assess the impairment in step two in accordance with the FASB guidance.

In the first step, we determine the fair value for each reporting unit using a combination of three valuation approaches: the market approach, the income approach and cost approach. The market approach uses a guideline company methodology which is based upon a comparison of us to similar publicly-traded companies within our industry. We derive a market value of invested capital or business enterprise value for each comparable company by multiplying the price per share of common stock of the publicly traded companies by their total common shares outstanding and adding each company’s current level of debt. We calculate a business enterprise multiple based on revenue and earnings from each company, then apply those multiples to each reporting unit’s revenue and earnings to conclude a reporting unit business enterprise value. Assumptions regarding the selection of comparable companies are made based on, among other factors, capital structure, operating environment and industry. As the comparable companies were typically larger and more diversified than our reporting units, multiples were adjusted prior to application to our reporting units’ revenues and earnings to reflect differences in margins, long-term growth prospects and market capitalization.

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

The cost approach estimates the fair value by quantifying the amount of money that would be required to repurchase or reproduce the asset under review. The estimates are developed multiples from publicly available transactional data of acquired comparable target companies.

After computing a separate business enterprise value under the income approach, market approach and cost approach, we apply a weighting to them to derive the business enterprise value of the reporting unit. For energy logistics, income approach, market approach and cost approach were weighted 50%, 25% and 25%, respectively, in the analysis performed at June 30, 2013. For intermodal, income approach, market approach and cost approach were weighted 50%, 40% and 10%, respectively. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Given that the business enterprise value derived from the market approach supported what was calculated in the income approach, we believed that both approaches should be equally weighted. Based on these weightings we concluded a business enterprise value for each reporting unit. We then added the fair value of the identifiable assets and liabilities of the reporting unit to the concluded business enterprise value to derive an implied fair value of the reporting unit. The implied fair value is compared to the reporting unit’s carrying value of total assets. Upon completion of the analysis in step one, we determined that the carrying amount of our energy logistics reporting unit exceeded its fair value, requiring a step two analysis to be performed for this reporting unit and we determined that the fair value of our intermodal reporting unit exceeded its carrying amount; therefore, not requiring a step two analysis.

In step two of the goodwill impairment test, the amount of impairment loss is determined by comparing the implied fair value of each reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. This involves testing the definite-lived assets in accordance with FASB guidance using undiscounted cash flows. Then a fair value allocation is performed for each reporting unit based on the business enterprise value obtained in step one. From that we determine the actual goodwill impairment for each reporting unit based on the goodwill residual amount. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill will be its new accounting basis. Upon completion of step two of the analysis, an impairment charge within our energy logistics segment was determined.

The methodology applied in the analysis performed at June 30, 2013 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. During the second quarter of 2013, we determined that our expectations for revenue and profitability were lower than original estimates used when our acquisitions were made in 2012. Estimates of future cash flows used in the analysis performed at June 30, 2013 are lower than those used in the prior-year analysis. In addition, our weighted average cost of capital used in the analysis at June 30, 2013 was higher than that used in 2012 due to an increase in the reporting unit risk premium coupled with the market driven inputs to weighted average cost of capital. The discount rates utilized in the analysis also reflect market-based estimates of the risks associated with the projected cash flows of individual reporting units and were increased from the prior-year analysis to reflect increased risk due to current volatility in the economic environment.

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

Intangible assets

Long-lived assets held and used, including revenue earning equipment, operating property and equipment and intangible assets with finite lives, are tested for recoverability when circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of long-lived assets is evaluated by comparing the carrying amount of an asset or asset group to management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) expected to be generated by the asset or asset group. If these comparisons indicate that the asset or asset group is not recoverable, an impairment loss is recognized at the amount by which the carrying value of the asset or asset group exceeds fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related operating segment’s average cost of funds. Long-lived assets to be disposed of including revenue earning equipment, operating property and equipment and indefinite-lived intangible assets, are reported at the lower of carrying amount or fair value less costs to sell. Based upon management’s review of the value of the indefinite-lived intangible assets in our energy logistics segment, we determined that the carrying value of the acquired tradenames exceeded their implied fair value by $0.5 million based on our accelerated transition to the QCER tradename. Based upon management’s review of the value of the indefinite-lived intangible assets in our chemical logistics segment and intermodal segment, we determined that no indicators of impairment exist.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, “Summary of Significant Accounting Policies—New Accounting Pronouncements” for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

RESULTS OF OPERATIONS

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Transportation	73.0%	70.8%	72.2%	70.1%
Service revenue	13.7	14.1	14.2	14.4
Fuel surcharge	13.3	15.1	13.6	15.5

Total operating revenues	100.0	100.0	100.0	100.0
OPERATING EXPENSES:
Purchased transportation	62.8	66.9	62.6	67.8
Compensation	10.7	8.7	11.1	8.7
Fuel, supplies and maintenance	11.0	8.7	11.4	8.1
Depreciation and amortization	2.8	2.2	2.9	2.1
Selling and administrative	3.4	4.7	3.3	4.1
Insurance costs	1.8	1.9	1.9	1.8
Taxes and licenses	0.5	0.3	0.5	0.3
Communication and utilities	0.4	0.4	0.4	0.4
Loss (gain) on disposal of property and equipment	0.7	-0.2	-0.3	-0.1
Impairment charge	23.3	0.0	11.9	0.0

Total operating expenses	117.4	93.6	105.7	93.2

Operating (loss) income	-17.4	6.4	-5.7	6.8

Interest expense	3.3	3.4	3.3	3.6
Interest income	-0.1	-0.1	-0.1	-0.1
Other (income) expense	-0.1	0.0	-1.5	0.0

(Loss) income before income taxes	-20.5	3.1	-7.4	3.3
Benefit from income taxes	-7.5	-10.5	-2.6	-5.4

Net (loss) income	-13.0%	13.6%	-4.8%	8.7%

The following table shows the approximate number of terminals, drivers, tractors, trailers and energy logistics equipment that we manage (including independent affiliates and independent owner-operators) as of June 30:

	2013	2012
Terminals(1)	110	109
Drivers(2)	3,459	3,177
Tractors	2,894	2,762
Trailers(3)	5,229	5,268
Energy logistics equipment(4)	1,417	1,035

(1)	See the following table for terminals by segment.
(2)	Includes approximately 800 and 500 drivers for the energy logistics business segment as of June 30, 2013 and 2012, respectively.
(3)	Excludes approximately 1,600 and 1,500 chassis used in our intermodal business segment as of June 30, 2013 and 2012, respectively.
(4)	Includes tractors, trailers and combination equipment.

Our network terminals and facilities consisted of the following as of June 30:

	2013 Terminals	2012 Terminals
Chemical logistics independent affiliate trucking terminals	84	89
Chemical logistics company-operated trucking terminals	5	6
Energy logistics independent affiliate energy terminals	5	2
Energy logistics company-operated energy terminals	7	3
Intermodal container services terminals/depots	9	9

Total	110	109

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Comparability for the three months ended June 30, 2013 to the three months ended June 30, 2012 is affected by acquisitions consummated in 2012. In June 2012, we acquired certain operating assets and rights of Bice, and in August 2012, we acquired certain operating assets of Dunn’s.

For the quarter ended June 30, 2013, total revenues were $239.3 million, an increase of $26.6 million, or 12.5%, from revenues of $212.7 million for the same period in 2012. Transportation revenue increased by $24.1 million, or 16.0%, primarily due to an increase in energy logistics revenue of $17.6 million, of which $15.0 million related to our acquisition of Bice and Dunn’s. In addition, we had an increase of $5.3 million in our chemical logistics business due to higher pricing and volume increases and we had an increase of $1.2 million in our intermodal business due to stronger demand for ISO container shipments.

Service revenue increased $2.7 million, or 8.9%. This increase was primarily due to an increase in our intermodal depot services revenue of $1.5 million and an increase in our energy logistics business of $1.3 million, of which $0.7 million was due to our acquisition of Bice and Dunn’s partially offset by a slight reduction in chemical logistics rental revenue of $0.1 million.

Fuel surcharge revenue decreased $0.2 million, or 0.7%, primarily due to a decrease in fuel prices. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers. Most of these programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased $8.1 million, or 5.7%, due to an increase of $7.5 million in costs related to servicing the energy logistics market, of which $7.1 million was due to our acquisition of Bice and Dunn’s. In addition, we had an increase of $0.4 million in costs related to servicing our chemical logistics business and $0.2 million in costs related to servicing our intermodal business. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 72.8% for the current quarter versus 77.9% for the prior-year quarter. Our independent affiliates generated 88.0% of our chemical logistics revenue and fuel surcharge revenue for the three months ended June 30, 2013 compared to 92.3% for the comparable prior-year period. This decrease resulted primarily from the conversion of independent affiliate trucking terminals to company-operated terminals during the fourth quarter of 2012. Three of these four converted terminals were again affiliated as of June 30, 2013 and we expect the fourth to be affiliated during the third quarter of 2013. During the 2013 and 2012 periods, we paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue.

During the three months ended June 30, 2013, hauling for the energy market was performed by company-operated terminals, independent affiliates and independent third-party carriers. During this period, company-operated terminals generated approximately 71% of energy logistics revenue and independent affiliates and third-party carriers generated approximately 29%. During the quarter ended June 30, 2012, company-operated terminals generated approximately 50% of energy logistics revenue and independent affiliates and third-party carriers generated approximately 50%. We typically pay these independent contractors between 70% and 95% of transportation revenue depending on their type of association with the Company. We expect the percentage of revenues generated by independent affiliates to increase over time if we successfully affiliate more of our company-operated terminals or establish new independent affiliate-operated terminals.

Compensation expense increased by $7.0 million, or 37.7%, due primarily to an increase of $4.2 million in our energy logistics business, of which $3.1 million was due to our acquisition of Bice and Dunn’s and an increase in our chemical logistics business of $2.4 million due to an increase in company-operated terminals. Compensation expense in our intermodal business increased $0.4 million due to increased revenue.

Fuel, supplies and maintenance increased $7.9 million, or 42.7%, due primarily to an increase of $4.3 million related to our energy logistics business of which $3.1 million was due to our acquisition of Bice and Dunn’s. We had an increase of $3.0 million related to our chemical logistics business resulting from an increase in fuel costs of $1.5 million, an increase in equipment rent expense of $1.3 million and an increase in other terminal costs of $0.2 million, primarily at our company-operated terminals. In addition, we had an increase of $0.6 million related to our intermodal business due to an increase in fuel costs of $0.4 million and an increase in equipment rent of $0.2 million.

Depreciation and amortization expense increased $2.1 million, or 45.6%, primarily due to an increase in depreciation for new energy logistics equipment and an increase in amortization expense for acquired intangible assets. We expect our depreciation and amortization expense to continue to be higher in 2013 than 2012 as energy logistics equipment and intangible assets acquired during 2012 are depreciated and amortized, respectively, for a full twelve months.

Selling and administrative expenses decreased $1.9 million, or 19.2%, primarily due to a decrease of $2.9 million in our chemical logistics business which is due to acquisition-related costs incurred in the comparable period in 2012. This decrease was partially offset by an increase in our energy logistics business of $1.0 million, of which $0.7 million is due to our acquisition of Bice and Dunn’s.

Insurance costs increased $0.2 million, or 5.7%, due to an increase in the volume of claims in our energy logistics business and additional premiums related to our acquisition of Bice and Dunn’s. As a percentage of revenue, insurance expense was slightly below the Company’s target range of 2% to 3% of total revenue.

For the quarter ended June 30, 2013, we recognized a loss on disposal of revenue equipment of $1.6 million. For the quarter ended June 30, 2012, we recognized a gain on disposal of revenue equipment of $0.4 million.

For the quarter ended June 30, 2013, we recorded a non-cash impairment charge to goodwill and intangibles in the amount of $55.7 million as a result of our annual impairment analysis. The charge related to our energy logistics segment and further information regarding our impairment analysis is included in our Critical Accounting Policies and Estimates regarding Goodwill and Intangible Assets.

For the quarter ended June 30, 2013, we incurred an operating loss of $41.7 million compared to operating income of $13.4 million for the same period in 2012. The decrease was primarily due to the non-cash impairment charge described above.

Interest expense increased by $0.7 million, or 9.8% in the quarter ended June 30, 2013, primarily due to an increase in our weighted average ABL Facility borrowings which were primarily used to fund our acquisition of Bice and Dunn’s. We expect our interest expense for 2013 to continue to be higher than the comparable period of 2012 due to higher average debt balances.

The benefit for income taxes was $17.9 million for the quarter ended June 30, 2013, compared to a benefit of $22.4 million for the same period in 2012. The effective tax rates for the quarter ended June 30, 2013 and 2012 were a tax benefit of 36.5% and more than 100% respectively. The effective tax rate for the current quarter was different from our statutory rate primarily due to a partial release of the foreign tax credit valuation allowance. The effective tax rate for the same period in 2012 was impacted by a release of $22.8 million of deferred tax valuation allowance.

For the quarter ended June 30, 2013, we incurred a net loss of $31.1 million compared to net income of $28.8 million for the same period in 2012 as a result of the above-mentioned items.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Comparability for the six months ended June 30, 2013 to the six months ended June 30, 2012 is affected by recent acquisitions consummated in 2012. In April 2012, we acquired certain operating assets of Trojan, in June 2012, we acquired certain operating assets and rights of Bice, and in August 2012, we acquired certain operating assets of Dunn’s. Trojan, Bice and Dunn’s are collectively referred to as the “2012 Energy Acquisitions” and are included in our energy logistics segment.

For the six months ended June 30, 2013, total revenues were $468.7 million, an increase of $64.0 million, or 15.8%, from revenues of $404.7 million for the same period in 2012. Transportation revenue increased $54.9 million, or 19.4%, primarily due to an increase in new energy logistics revenue of $44.5 million, of which $40.8 related to the 2012 Energy Acquisitions. In addition, we had an increase of $8.7 million in our chemical logistics revenue due to higher pricing and increased volumes, and an increase of $1.7 million in our intermodal business due to an increase in demand for ISO container shipments.

Service revenue increased $8.1 million, or 14.0%. This increase was primarily due to higher energy logistics revenue of $4.3 million of which $3.4 million was due to the 2012 Energy Acquisitions, an increase in our intermodal depot services of $3.4 million, and an increase in our chemical logistics business of $0.4 million due to an increase in rental income.

Fuel surcharge revenue increased $1.0 million, or 1.6%, primarily due to an increase in our chemical logistics business of $0.7 million and an increase of $0.3 million in our intermodal business. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers. As a result, most of these programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change of fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased $19.1 million, or 7.0%, due to an increase of $18.8 million in costs related to servicing the energy logistics market, of which $18.3 million was due to the 2012 Energy Acquisitions. Purchased transportation also increased $0.3 million related to our chemical logistics market while our intermodal business remained flat. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 72.8% for the six months ended June 30, 2013 versus 79.1% for the same period in 2012. Our independent affiliates generated 87.7% of our chemical logistics revenue and fuel surcharge revenue for the six months ended June 30, 2013 compared to 92.0% for the comparable prior-year period. This decrease resulted primarily from the conversion of independent affiliate trucking terminals to company-operated terminals during the fourth quarter of 2012. During the 2013 and 2012 periods, we paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue.

During the first six months of 2013, hauling for the energy market was performed by company-operated terminals, independent affiliates and independent third-party carriers. In the first six months of 2013, company-operated terminals generated approximately 76% of the energy logistics revenue and independent affiliates and third-party carriers generated approximately 24%. In the first six months of 2012, company-operated terminals generated approximately 35% of the energy logistics revenue and independent affiliates and third-party carriers generated approximately 65%. We typically pay these independent contractors between 70% and 95% depending on their type of association with the company.

Compensation expense increased $16.8 million, or 47.9%, due to an increase of $11.3 million in our energy logistics business of which $8.8 million was due to the 2012 Energy Acquisitions, an increase of $5.0 million in our chemical logistics business due to an increase in company-operated terminals and an increase in our intermodal business of $0.5 million.

Fuel, supplies and maintenance increased $20.4 million, or 62.1%, due to an increase of $12.8 million related to our energy logistics business of which $10.3 million was due to the 2012 Energy Acquisitions. We had an increase of $6.6 million related to our chemical logistics business resulting primarily from an increase in fuel costs of $2.8 million, an increase in equipment rent expense of $2.5 million and an increase in repairs and maintenance expense and other terminal costs of $1.3 million, primarily at our company-owned terminals. In addition, we had an increase of $1.0 million related to our intermodal business primarily due to an increase in fuel costs of $0.7 million and an increase in equipment rent of $0.3 million.

Depreciation and amortization expense increased $5.0 million, or 59.5%, primarily due to an increase in depreciation for new energy logistics equipment and an increase in amortization expense for acquired intangible assets. We expect our depreciation and amortization expense to continue to be higher in 2013 than 2012 as energy logistics equipment and intangible assets acquired during 2012 are depreciated and amortized, respectively, for a full twelve months.

Selling and administrative expenses decreased $1.0 million, or 5.8%, primarily due to a decrease in our chemical logistics business of $3.4 million which is due to a reduction in acquisition-related costs and professional fees. We had an increase in our energy logistics business of $2.0 million of which $1.6 million was due to the 2012 Energy Acquisitions and we had an increase of $0.4 million in our intermodal business.

Insurance costs increased $1.5 million, or 20.5%, due to an increase in the volume of claims in our energy logistics business and additional premiums related to the 2012 Energy Acquisitions. As a percentage of revenue, insurance expense was slightly below the Company’s target range of 2% to 3% of total revenue.

For the six months ended June 30, 2013, we recognized a net gain on disposal of property and equipment of $1.5 million which was comprised of a gain of $2.6 million on the sale of property offset by a $1.1 million loss on the disposal of revenue equipment. For the six months ended June 30, 2012, we recognized a gain on disposal of revenue equipment of $0.4 million.

For the six months ended June 30, 2013, we recorded a non-cash impairment charge to goodwill and intangibles in the amount of $55.7 million as a result of our annual impairment analysis. The charge related to our energy logistics segment and further information regarding our impairment analysis is included in our Critical Accounting Policies and Estimates regarding Goodwill and Intangible Assets.

For the six months ended June 30, 2013, we incurred an operating loss of $26.2 million compared to operating income of $27.3 million for the same period in 2012. The decrease was primarily due to the non-cash impairment charge described above.

Interest expense increased $1.2 million, or 8.6%, in the six months ended June 30, 2013, primarily due to an increase in our weighted average ABL Facility borrowings which were primarily used to fund the 2012 Energy Acquisitions. We expect our interest expense for 2013 to continue to be higher than the comparable period of 2012 due to higher average debt balances.

Other income of $7.2 million for the six months ended June, 30, 2013 consists primarily of adjustments to our liability for contingent consideration payments related to the acquisition of Bice. Other income of $0.2 million for the six months ended June 30, 2012 consisted primarily of foreign currency income.

The benefit for income taxes was $12.2 million for the six months ended June 30, 2013, compared to a benefit for income taxes of $22.0 million for the same period in 2012. The effective tax rates for the six months ended June 30, 2013 and 2012 were 35.6% and more than 100%, respectively. The effective tax rate for the six months ended June 30, 2013 was different from our statutory rate due to a partial release of the foreign tax credit valuation allowance and a favorable audit settlement. The effective tax rate in the same period in 2012 was impacted by a release of $22.8 million of deferred tax valuation allowance.

For the six months ended June 30, 2013, we incurred a net loss of $22.0 million compared to net income of $35.5 million for the same period in 2012 as a result of the above-mentioned items.

Segment Operating Results

We have three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network of 26 independent affiliates and company-operated terminals, and equipment rental income;

•

Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, and crude oil for the unconventional oil and gas frac shale energy markets, primarily through company-operated terminals and 3 independent affiliates; and

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business primarily supporting the international movement of bulk liquids.

Segment operating income reported in our segment tables excludes amounts such as depreciation and amortization, gains and losses on disposal of property and equipment, restructuring costs, impairment charges and corporate and other unallocated amounts. Although these amounts are excluded from the business segment operating income results, they are included in our reported consolidated statements of operations. Most corporate and shared services overhead costs, including acquisition costs, are included in our chemical logistics segment. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment operating results are as follows (in thousands):

	Three Months Ended June 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$113,206	$42,572	$18,869	$174,647
Service revenue	16,922	2,500	13,283	32,705
Fuel surcharge	27,189	40	4,715	31,944

Total operating revenue	157,317	45,112	36,867	239,296

Segment revenue % of total revenue	65.7%	18.9%	15.4%	100.0%
Segment operating income	10,566	4,845	6,918	22,329
Depreciation and amortization	3,009	2,892	828	6,729
Impairment charges (1)	—	55,692	—	55,692
Other expense	141	1,376	74	1,591

Operating income (loss)	$7,416	$(55,115)	$6,016	$(41,683)

	Three Months Ended June 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$107,935	$24,929	$17,655	150,519
Service revenue	16,977	1,247	11,810	30,034
Fuel surcharge	27,378	325	4,477	32,180

Total operating revenue	152,290	26,501	33,942	212,733

Segment revenue % of total revenue	71.6%	12.4%	16.0%	100.0%
Segment operating income	8,544	3,914	5,246	17,704
Depreciation and amortization	2,746	1,017	859	4,622
Other income	(362)	—	—	(362)

Operating income	$6,160	$2,897	$4,387	$13,444

	2013 vs 2012	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment operating revenues	$ change	$5,027	$18,611	$2,925	$26,563
	% change	3.3%	70.2%	8.6%	12.5%
Segment operating revenues (excluding fuel surcharge)	$ change	$5,216	$18,896	$2,687	$26,799
	% change	4.2%	72.2%	9.1%	14.8%
Segment operating income	$ change	$2,022	$931	$1,672	$4,625
	% change	23.7%	23.8%	31.9%	26.1%

	Six Months Ended June 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$222,274	$79,502	$36,865	$338,641
Service revenue	33,315	6,421	26,423	66,159
Fuel surcharge	54,451	273	9,194	63,918

Total operating revenue	310,040	86,196	72,482	468,718

Segment revenue % of total revenue	66.1%	18.4%	15.5%	100%
Segment operating income	19,980	7,559	13,838	41,377
Depreciation and amortization	5,893	5,893	1,636	13,422
Impairment charges (1)	—	55,692	—	55,692
Other (income) expense	(3,168)	1,596	74	(1,498)

Operating income (loss)	$17,255	$(55,622)	$12,128	$(26,239)

	Six Months Ended June 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$213,582	$34,978	$35,165	$283,725
Service revenue	32,893	2,131	22,995	58,019
Fuel surcharge	53,692	326	8,886	62,904

Total operating revenue	300,167	37,435	67,046	404,648

Segment revenue % of total revenue	74.2%	9.2%	16.6%	100.0%
Segment operating income	19,976	4,996	10,359	35,331
Depreciation and amortization	5,434	1,264	1,715	8,413
Other (income) expense	(344)	22	(42)	(364)

Operating income	$14,886	$3,710	$8,686	$27,282

	2013 vs 2012	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment operating revenues	$ change	$9,873	$48,761	$5,436	$64,070
	% change	3.3%	130.3%	8.1%	15.8%

	2013 vs 2012	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment operating revenues (excluding fuel surcharge)	$ change	$9,114	$48,814	$5,128	$63,056
	% change	3.7%	131.5%	8.8%	18.5%
Segment operating income	$ change	$4	$2,563	$3,479	$6,046
	% change	0.0%	51.3%	33.6%	17.1%

(1)	Includes an impairment charge of $55.2 million of goodwill and $0.5 million of intangible assets related to our energy logistics segment.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Comparability for the three months ended June 30, 2013 to the three months ended June 30, 2012 is affected by recent acquisitions consummated in 2012. In June 2012, we acquired certain operating assets and rights of Bice, and in August 2012, we acquired certain operating assets of Dunn’s.

Operating revenue:

Chemical Logistics—revenues increased $5.0 million, or 3.3%, for the quarter ended June 30, 2013 compared to the same period for 2012 primarily due to an increase in transportation revenue of $5.3 million which was driven by higher pricing and volume increases. In addition, fuel surcharge revenue decreased $0.2 million due to decreased fuel prices and service revenue decreased by $0.1 million due primarily to decreased trailer rental revenue. Driver counts were slightly higher in the 2013 period due to continued aggressive focus on recruiting and retention. However, industry-wide tightness in driver capacity could limit our ability to meet increasing customer demand.

Energy Logistics—revenues increased $18.6 million, or 70.2%, for the quarter ended June 30, 2013 primarily due to our acquisition of Bice and Dunn’s, revenue from the strong and growing Eagle Ford shale region and the on-boarding of the new Marcellus independent affiliate. These increases were partially offset by slower customer drilling activity in the Bakken shale region which resulted in lower fresh and disposal water transportation volumes.

Intermodal—revenues increased $2.9 million, or 8.6%, for the quarter ended June 30, 2013 compared to the same period in 2012, due to continued strong demand for ISO container shipments which has led to increases in trucking volumes and a stable to upward environment for pricing. Revenue increases were also the result of strong storage, rental and service revenue.

Segment operating income:

Chemical Logistics—operating income increased $2.0 million, or 23.7%, for the quarter ended June 30, 2013 compared to the same period in 2012 primarily due to growth in linehaul revenue and a reduction in professional fees related to the 2012 Energy Acquisitions partially offset by independent affiliate conversion costs. In the second quarter of 2013, we also had higher equipment lease expense, higher medical claims and incremental depreciation expense from the independent affiliate asset acquisition in the fourth quarter of 2012. The company-operated terminals we took over from the independent affiliate conversion in the third quarter of last year negatively impacted our margins during 2013. While we have now re-affiliated these terminals to existing independent affiliates, future margin improvements could take some time as we provided certain incentives to accelerate the conversions.

Energy Logistics—operating income increased $0.9 million, or 23.8%, for the quarter ended June 30, 2013 primarily due to our acquisition of Bice and Dunn’s and growth in our Eagle Ford shale business. Operating profits increased in nearly all shales as improvement plans have produced positive results. Despite the improvement, segment results continue to be adversely impacted by costs associated with the reorganization of this segment and high equipment repositioning and disposal costs. In July 2013, our brokerage command center operations in Marcellus ceased and we expect to incur cash and non-cash costs of approximately $0.8 million associated with this closure during the third quarter of 2013.

Intermodal—operating income increased $1.7 million, or 31.9%, for the quarter ended June 30, 2013 compared to the same period in 2012 due primarily to increased storage and service revenues which typically carry higher margins. We also enhanced our cost controls across the business and have generated strong profitability trends in our Northeast region.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Comparability for the six months ended June 30, 2013 to the six months ended June 30, 2012 is affected by recent acquisitions consummated in 2012. In April 2012, we acquired certain operating assets of Trojan, in June 2012, we acquired certain operating assets and rights of Bice, and in August 2012, we acquired certain operating assets of Dunn’s. Trojan, Bice and Dunn’s are collectively referred to as the “2012 Energy Acquisitions” and are included in our energy logistics segment.

Operating revenue:

Chemical Logistics—revenues increased $9.9 million, or 3.3%, for the six months ended June 30, 2013 compared to the same period for 2012 primarily due to an increase in transportation revenue of $8.7 million which was driven by higher pricing and volume increases. We had an increase of $0.8 million in fuel surcharge revenue due to higher fuel prices and an increase in service revenue of $0.4 million due primarily to increased trailer rental revenue. Driver counts were slightly higher in 2013 due to continued aggressive focus on recruiting and retention. However industry-wide tightness in driver capacity could limit our ability to meet increasing customer demand.

Energy Logistics—revenues increased $48.8 million, or more than 100.0%, for the six months ended June 30, 2013 due to our 2012 Energy Acquisitions, revenue from the strong and growing Eagle Ford shale region and the on-boarding of the new Marcellus independent affiliate. These increases were partially offset by lower customer drilling activity in the Bakken shale region which resulted in decline in fresh and disposal water transportation revenues.

Intermodal—revenues increased $5.4 million, or 8.1%, for the six months ended June 30, 2013 compared to the same period in 2012 due to continued strong demand for ISO container shipments which has led to increases in trucking volumes and a stable to upward environment for pricing. Revenue increases were also the result of strong storage, rental and service revenue.

Operating income:

Chemical Logistics—operating income was flat for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to growth in linehaul revenue and a reduction in professional fees related to the 2012 Energy Acquisitions offset by independent affiliate conversion costs. In the second quarter of 2013, we also had higher equipment lease expense, higher medical claims and incremental depreciation expense from the independent affiliate asset acquisition in the fourth quarter of 2012. The company-operated terminals we took over from the independent affiliate conversion in the third quarter of last year negatively impacted our margins during 2013. While we have now re-affiliated these terminals to existing independent affiliates, future margin improvements could take some time as we provided certain incentives to accelerate the conversions.

Energy Logistics—operating income increased $2.6 million, or 51.3%, for the six months ended June 30, 2013 primarily due to the 2012 Energy Acquisitions and growth in our Eagle Ford shale business. Growth in operating income over the prior-year period was limited by reduced profitability within the Bakken region, costs associated with the reorganization of this segment and high equipment repositioning and asset disposal costs. In July 2013, our brokerage command center operations in Marcellus ceased and we expect to incur cash and non-cash costs of approximately $0.8 million associated with this closure and transition during the third quarter of 2013.

Intermodal—operating income increased $3.5 million, or 33.6%, for the six months ended June 30, 2013 compared to the same period in 2012 due primarily to increased storage and service revenues which typically carry higher margins. We also enhanced our cost controls across the business and have generated strong profitability trends in our Northeast region.

Liquidity and Capital Resources

Our primary cash needs consist of debt service, working capital, capital expenditures, acquisitions and share repurchases. Our working capital needs depend upon the timing of our collections from customers and payments to others, as well as our capital and operating lease payment obligations. Our capital expenditures primarily relate to acquiring trailers to maintain the chemical and energy logistics fleet. We reduce our capital expenditure requirements for our chemical logistics and energy logistics businesses by utilizing independent affiliates and independent owner-operators.

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For the six months ending June 30, 2013, capital expenditures were $15.7 million and proceeds from sales of property and equipment were $12.6 million. We generally expect our sustaining capital expenditures, net of proceeds from property and equipment sales, to be approximately 1% to 2% of operating segment revenues annually. We expect net capital expenditures to be approximately $10.0 to $15.0 million for 2013. Notwithstanding our general expectation for sustaining capital expenditures, we expect net capital expenditures in 2013 to be lower than in 2012, regardless of operating revenue, as we focus on equipment rationalization. Some of our independent affiliates who are engaged with us in the chemical logistics or energy logistics markets may at times purchase some portion of this equipment from us. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses or other factors.

Debt service currently consists of required interest payments on the outstanding balance of our ABL Facility, our Term Loan and our outstanding 2018 Notes, as well as acquisition-related indebtedness. We have no major debt maturities prior to August 2016, when our ABL Facility matures. We may from time to time repurchase or redeem additional amounts of our outstanding debt or may repurchase outstanding shares of our common stock. Our Board of Directors has approved a share repurchase program for up to $15.0 million in shares of our common stock, of which $6.9 million remained available at June 30, 2013. Separately, we have a long-term goal to reduce the outstanding amount of our indebtedness. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

Our primary sources of liquidity for operations during the 2013 and 2012 periods have been cash flow from operations and borrowing availability under the ABL Facility. At June 30, 2013, we had $72.2 million of borrowing availability under the ABL Facility. We periodically make business acquisitions with cash as part or all of the consideration. Some acquisitions provide us with new assets to pledge under our ABL Facility and increase our borrowing capacity. Further, we increased our maximum borrowing capacity under the ABL Facility by amendment on September 27, 2012. Our ABL Facility was amended again on June 14, 2013 to provide for a $17.5 million Term Loan, which was fully funded on July 15, 2013. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. Proceeds from the Term Loan, together with additional borrowings under our ABL Facility, were used to fund the redemption of $22.5 million in original principal amount of our 2018 Notes on July 15, 2013.

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

Cash Flows

The following summarizes our cash flows for the six months ended June 30, 2013 and 2012 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Six months ended June 30,
	2013	2012
Net cash and cash equivalents provided by operating activities	$18,448	$3,394
Net cash and cash equivalents used in investing activities	(4,980)	(71,853)
Net cash and cash equivalents (used in) provided by financing activities	(13,730)	68,535

Net (decrease) increase in cash	(262)	76
Cash and cash equivalents at beginning of period	2,704	4,053

Cash and cash equivalents at end of period	$2,442	$4,129

Net cash provided by operating activities was $18.4 million for the six-month period ended June 30, 2013, compared to $3.4 million provided by operating activities in the comparable 2012 period. The $15.0 million increase in cash provided by operating activities was primarily due to higher net collections of receivables primarily from our energy logistics business. In addition, the increase in other assets for the current period was less than in the prior-year period when we issued a $2.8 million note to an independent affiliate.

Net cash used in investing activities totaled $5.0 million for the six-month period ended June 30, 2013, compared to $71.9 million used in the comparable 2012 period. The $66.9 million reduction in cash used in investing activities was due primarily to the 2012 Energy Acquisitions of $60.9 million. In the 2013 period, we had increased proceeds from sales of property and equipment of $5.6 million and reduced capital expenditures of $2.2 million. In addition, we acquired a customer list for $1.0 million and paid $1.0 million of contingent consideration for Trojan.

Net cash used in financing activities was $13.7 million during the six-month period ended June 30, 2013, compared to $68.5 million provided by financing activities in the comparable 2012 period. In the 2013 period, cash flow from operations and property and equipment sales enabled us to pay down $6.7 million of our ABL Facility. We also funded share repurchases of $4.5 million, paid down $3.7 million of other debt and capital lease obligations and paid $0.7 million of financing costs associated with our new Term Loan. In the 2012 period, increased borrowings of $41.5 million under our ABL Facility, and net cash received from our equity offering of approximately $30.5 million, were utilized to fund the 2012 Energy Acquisitions and to pay down $4.5 million of other debt and capital lease obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at June 30, 2013 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2013	Years 2014 & 2015	Years 2016 & 2017	Thereafter 2018
Operating leases (1)	$95,218	$11,630	$42,014	$37,641	$3,933
Total indebtedness (2)(3)	405,144	1,721	2,357	176,066	225,000
Capital leases	2,619	816	1,621	182	—
Interest on indebtedness (4)	137,562	14,084	55,903	49,059	18,516

Total contractual cash obligations (5)(6)(7)(8)	$640,543	$28,251	$101,895	$262,948	$247,449

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.
(2)	Includes aggregate unamortized discount of $1.2 million related to the 2018 Notes.

(3)	Excludes $17.5 million borrowed under our Term Loan on July 15, 2013 and its associated payment obligations.
(4)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of June 30, 2013 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of June 30, 2013 will remain in effect until maturity.
(5)	Excludes long-term pension obligations as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of June 30, 2013, obligations of $19.6 million were reflected in the Consolidated Balance Sheet. This amount represented our unfunded status of such plans, which is the difference between our projected benefit obligation and the fair value of plan assets, as of such date. See Note 7 of the Notes to Consolidated Financial Statements.
(6)	Excludes liabilities associated with environmental matters as we are unable to reasonably estimate the ultimate amount or timing of settlement of such liabilities. Liabilities of $8.5 million, which represent our reserves for environmental compliance and remediation were reflected in the Consolidated Balance Sheet as of June 30, 2013. See Note 14 of the Notes to Consolidated Financial Statements.
(7)	Excludes accrued loss and damage claims as we are unable to reasonably estimate the ultimate amount or timing of settlement of such claims. As of June 30, 2013, accrued loss and damage claims of $18.4 million, which represented the balance of our reserves for such liabilities, were reflected in the Consolidated Balance Sheet.
(8)	Excludes liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement of such positions. See Note 11 of the Notes to Consolidated Financial Statements.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Capital lease obligations	$2,619	$6,038
ABL Facility	154,500	161,200
9.875% Second-Priority Senior Secured Notes, due 2018	225,000	225,000
5% Subordinated Acquisition Notes	21,300	21,300
Other Notes	4,344	6,533

Long-term debt, including current maturities	407,763	420,071
Discount on Notes	(1,157)	(1,265)

	406,606	418,806
Less current maturities of long-term debt (including capital lease obligations)	(4,119)	(7,831)

Long-term debt, less current maturities (including capital lease obligations)	$402,487	$410,975

Debt Retirement

The following is a schedule of our indebtedness at June 30, 2013 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
Capital lease obligations	$816	$1,288	$333	$106	$76	$—	$2,619
ABL Facility	—	—	—	154,500	—	—	154,500
9.875% Second-Priority Senior Secured Notes, due 2018 (1)	—	—	—	—	—	225,000	225,000
5% Subordinated Acquisition Notes	—	—	—	—	21,300	—	21,300
Other Notes	1,722	1,273	1,084	265	—	—	4,344

Total	$2,538	$2,561	$1,417	$154,871	$21,376	$225,000	$407,763

(1)	Amounts do not include the remaining unamortized original issue discount of $1.2 million related to the 2018 Notes.

The following is a schedule of our debt issuance costs (in thousands) as of June 30, 2013:

	December 31, 2012	Additional Debt Issuance Costs	2013 amortization expense	June 30, 2013
ABL Facility	$4,845	$402	$(760)	$4,487
Term Loan	—	298	(4)	294
9.875% Second-Priority Senior Secured Notes, due 2018	4,665	—	(432)	4,233

Total	$9,510	$700	$(1,196)	$9,014

Amortization expense of deferred issuance costs was $0.6 million and $0.6 million for each of the three months ending June 30, 2013 and 2012, respectively, and is included in interest expense. Amortization expense of deferred issuance costs was $1.2 million and $1.1 million for each of the six months ending June 30, 2013 and 2012, respectively, and is included in interest expense. We are amortizing these costs over the term of the debt instruments.

The ABL Facility

Revolving Credit Facility

Our ABL Facility provides for a revolving credit facility with a maturity of August 19, 2016. On September 27, 2012, our maximum borrowing capacity under the facility was increased from $250.0 million to $350.0 million. Borrowing availability under our ABL Facility did not change as a result of this amendment. Changes in borrowing availability result from increases or decreases in assets securing the ABL Facility. The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The ABL Facility is available for working capital needs and general corporate purposes, including permitted acquisitions. At June 30, 2013, we had $72.2 million of borrowing availability under the ABL Facility.

Borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at June 30, 2013 was 1.25% for base rate borrowings and 2.25% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding borrowings under the revolving credit facility of the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on borrowings under the revolving credit facility at June 30, 2013 was 2.5%.

The borrowing base for the ABL Facility consists of eligible accounts receivable, inventory, tractor and trailer equipment, real property and certain other equipment.

We recorded $6.8 million in debt issuance costs relating to the ABL Facility. We are amortizing the debt issuance costs over the remaining term of the ABL Facility. The September 2012 amendment to our ABL Facility was treated as a modification under FASB guidance.

Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility which was fully funded on July 15, 2013. Borrowings under the Term Loan bear interest equal to 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% after 18 months if a senior secured leverage ratio is met. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates. Beginning no earlier than the 12-month anniversary of the Term Loan and no later than the 24-month anniversary of the Term Loan, we will be subject to mandatory repayment of the principal amount of the Term Loan in equal quarterly payments for the remainder of the maturity period. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. We may voluntarily repay the outstanding amount under the Term Loan at any time without premium or penalty, other than customary “breakage” costs with respect to the LIBOR loans.

We recorded $0.3 million in debt issuance costs relating to the Term Loan. We are amortizing the debt issuance costs over the remaining term of the Term Loan.

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

On July 15, 2013, we redeemed a portion of our 2018 Notes in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium. In the third quarter of 2013, $0.5 million of unamortized debt issuance costs related to this redemption will be written off.

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

The payment obligations under the ABL Facility are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first lien obligations. We were in compliance with the covenants under the ABL Facility and the 2018 Notes at June 30, 2013.

Other Liabilities and Obligations

As of June 30, 2013, we had $23.9 million in outstanding letters of credit issued under the ABL Facility that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to ensure that we pay required claims. The letter of credit issued to our insurance administrator had a maximum draw amount of $20.0 million as of June 30, 2013. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $3.9 million of outstanding letters of credit as of June 30, 2013 relates to various other obligations.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the six months ended June 30, 2013, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the ABL Facility, at QD LLC’s option, the applicable margin for borrowings at June 30, 2013 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate under the ABL Facility is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30 day LIBOR plus 1.00%.

	Balance at June 30, 2013 ($ in 000s)	Interest Rate at June 30, 2013	Effect of 1% Increase ($ in 000s)
ABL Facility	$154,500	2.48%	$1,545

At June 30, 2013, a 1% point increase in the current per annum interest rate would result in $1.5 million of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% point increase in the rates under the ABL Facility and that the principal amount is the amount outstanding as of June 30, 2013. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our option to elect the lowest of three different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 4.3% of our consolidated revenue for the six months ended June 30, 2013 and 5.1% of our consolidated revenue for the six months ended June 30, 2012. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ deficit. Our revenue results for the six months ended June 30, 2013 were negatively impacted by less than a $0.2 million in foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first six months of 2013 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.2 million for the six months ended June 30, 2013, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at June 30, 2013, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the six months ended June  30, 2013 and 2012, a majority of fuel costs were covered through fuel surcharges.

ITEM 4—Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table lists QDI’s share repurchases and deemed share repurchases during the six months ended June 30, 2013. On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program, and it can be discontinued at any time that we feel additional purchases are not warranted. As of June 30, 2013, we have repurchased approximately 1.2 million shares valued at $8.1 million under the Repurchase Program. The remaining shares deemed repurchased were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands) (2)
April 2013	128,300	$7.59	128,300	$6,938
May 2013	6,500	$7.60	6,500	$6,888
June 2013	649	$9.78	—	$6,888

Total	135,449	$7.60	134,800	$6,888

(1)	The difference between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Program reflects shares deemed repurchased that were surrendered by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards.
(2)	Represents the amount remaining in the Repurchase Program as of the end of the period noted.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Mine Safety Disclosures

Not applicable.

ITEM 5—Other Information

On May 31, 2013, our Chief Executive Officer, Gary R. Enzor, adopted a trading plan in accordance with our insider trading policy, which plan is intended to satisfy the provisions of Rule 10b5-1 under the Exchange Act. This Rule 10b5-1 trading plan contemplates the sale of up to 125,000 shares of common stock by Mr. Enzor in accordance with the terms of the plan, with the period during which sales may be made beginning on August 5, 2013. As of August 1, 2013, Mr. Enzor beneficially owned 917,344 shares of common stock, including shares owned by his wife, unvested restricted shares and shares obtainable by exercising options. We do not intend to update or otherwise revise the information contained in this paragraph to reflect any sales subsequently reported by Mr. Enzor.

ITEM 6—Exhibits

Exhibit No.	Description

10.1	Second Amendment to Credit Agreement, dated as of June 14, 2013, by and among Quality Distribution, Inc., Quality Distribution, LLC, the other loan parties party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed June 18, 2013.

10.2	Agreement of Separation and General Release dated April 4, 2013 between Stephen R. Attwood and Quality Distribution, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

August 6, 2013	/S/ GARY R. ENZOR
GARY R. ENZOR,
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

August 6, 2013	/S/ JOSEPH J. TROY
JOSEPH J. TROY,
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)