Form 10-Q
period 2013-09-30
QUALITY DISTRIBUTION INC
filed 2013-11-07
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 4, 2013, the registrant had 26,926,691 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Consolidated Statements of Operations

Unaudited (In 000’s, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Transportation	$171,899	$160,079	$510,540	$443,804
Service revenue	32,169	31,550	98,328	89,569
Fuel surcharge	31,603	30,449	95,521	93,353

Total operating revenues	235,671	222,078	704,389	626,726

OPERATING EXPENSES:
Purchased transportation	153,153	143,036	446,405	417,222
Compensation	24,431	22,522	76,402	57,669
Fuel, supplies and maintenance	26,212	24,085	79,558	56,996
Depreciation and amortization	6,318	6,039	19,740	14,452
Selling and administrative	8,331	8,258	23,965	24,857
Insurance costs	4,607	4,374	13,477	11,732
Taxes and licenses	1,086	807	3,337	2,179
Communication and utilities	930	980	2,947	2,724
(Gain) loss on disposal of property and equipment	(1,014)	360	(2,512)	(4)
Impairment charges	—	—	55,692	—

Total operating expenses	224,054	210,461	719,011	587,827

Operating income (loss)	11,617	11,617	(14,622)	38,899
Interest expense	8,169	7,673	23,776	22,042
Interest income	(214)	(194)	(659)	(602)
Write-off of debt issuance costs	521	—	521	—
Other income, net	(102)	(112)	(7,345)	(276)

Income (loss) before income taxes	3,243	4,250	(30,915)	17,735
Provision for (benefit from) income taxes	480	(4,613)	(11,675)	(26,632)

Net income (loss)	$2,763	$8,863	$(19,240)	$44,367

PER SHARE DATA:
Net income (loss) per common share
Basic	$0.10	$0.32	$(0.73)	$1.69

Diluted	$0.10	$0.32	$(0.73)	$1.64

Weighted-average number of shares
Basic	26,463	27,368	26,516	26,243

Diluted	27,146	28,089	26,516	27,057

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Unaudited (In 000’s)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$2,763	$8,863	$(19,240)	$44,367

Other comprehensive income, net of tax:
Amortization of prior service costs and losses	386	388	1,159	1,164
Foreign currency translation adjustment	(37)	(71)	54	(65)

Total other comprehensive income, net of tax	349	317	1,213	1,099

Comprehensive income (loss)	$3,112	$9,180	$(18,027)	$45,466

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited (In 000’s)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,262	$2,704
Accounts receivable, net	130,099	113,906
Prepaid expenses	12,830	14,651
Deferred tax asset, net	20,944	16,609
Other	10,762	9,694

Total current assets	177,897	157,564
Property and equipment, net	170,083	190,342
Assets held-for-sale	1,848	—
Goodwill	50,553	104,294
Intangibles, net	35,050	37,654
Non-current deferred tax asset, net	20,412	11,713
Other assets	9,209	12,036

Total assets	$465,052	$513,603

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$7,224	$3,918
Current maturities of capital lease obligations	1,618	3,913
Accounts payable	9,821	9,966
Independent affiliates and independent owner-operators payable	18,723	14,243
Accrued expenses	35,909	37,889
Environmental liabilities	4,327	2,739
Accrued loss and damage claims	7,960	7,326

Total current liabilities	85,582	79,994
Long-term indebtedness, less current maturities	379,569	408,850
Capital lease obligations, less current maturities	626	2,125
Environmental liabilities	4,675	6,302
Accrued loss and damage claims	10,143	9,494
Other non-current liabilities	22,595	25,278

Total liabilities	503,190	532,043

Commitments and contingencies—Note 15
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 28,468 issued and 26,927 outstanding at September 30, 2013 and 28,102 issued and 27,223 outstanding at December 31, 2012	440,001	437,192
Treasury stock, 1,541 shares at September 30, 2013 and 879 shares at December 31, 2012	(10,329)	(5,849)
Accumulated deficit	(247,707)	(228,467)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(30,539)	(31,752)
Stock purchase warrants	25	25

Total shareholders’ deficit	(38,138)	(18,440)

Total liabilities and shareholders’ deficit	$465,052	$513,603

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Nine Months Ended September 30, 2013 and 2012

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Total Shareholders’ Deficit
Balance, December 31, 2011	24,207	(267)	$393,859	$(1,878)	$(278,543)	$(189,589)	$(31,381)	$1,347	$(106,185)
Net income	—	—	—	—	44,367	—	—	—	44,367
Issuance of restricted stock	182	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(5)	—	(66)	—	—	—	—	(66)
Amortization of restricted stock	—	—	1,058	—	—	—	—	—	1,058
Amortization of stock options	—	—	1,316	—	—	—	—	—	1,316
Stock warrant exercises	346	—	1,322	—	—	—	—	(1,322)	—
Stock option exercises	47	—	254	—	—	—	—	—	254
Proceeds from equity offering, net of transaction costs	2,500	—	30,493	—	—	—	—	—	30,493
Issuance of stock for acquisitions	785	—	7,920	—	—	—	—	—	7,920
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	1,164	—	1,164
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(65)	—	(65)

Balance, September 30, 2012	28,067	(272)	$436,222	$(1,944)	$(234,176)	$(189,589)	$(30,282)	$25	$(19,744)

Balance, December 31, 2012	28,102	(879)	$437,192	$(5,849)	$(228,467)	$(189,589)	$(31,752)	$25	$(18,440)
Net loss	—	—	—	—	(19,240)	—	—	—	(19,240)
Issuance of restricted stock	257	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(45)	—	(26)	—	—	—	—	(26)
Amortization of restricted stock	—	—	1,277	—	—	—	—	—	1,277
Amortization of stock options	—	—	1,221	—	—	—	—	—	1,221
Stock option exercises	109	—	311	—	—	—	—	—	311
Purchases of treasury stock	—	(617)	—	(4,454)	—	—	—	—	(4,454)
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	1,159	—	1,159
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	54	—	54

Balance, September 30, 2013	28,468	(1,541)	$440,001	$(10,329)	$(247,707)	$(189,589)	$(30,539)	$25	$(38,138)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited (In 000’s)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,240)	$44,367
Adjustments to reconcile to net cash and cash equivalents (used in) provided by operating activities:
Deferred income tax expense	(12,314)	—
Depreciation and amortization	19,740	14,452
Bad debt (recoveries) expense	(496)	141
Gain on disposal of property and equipment	(2,512)	(4)
Impairment charge	55,692	—
Write-off of deferred financing costs	420	—
Write-off of bond discount	101	—
Stock-based compensation	2,489	2,374
Amortization of deferred financing costs	1,808	1,571
Amortization of bond discount	158	162
Release of deferred tax asset valuation allowance	(720)	(27,420)
Contingent consideration adjustment	(7,800)	—
Changes in assets and liabilities:
Accounts and other receivables	(13,633)	(34,721)
Prepaid expenses	4,691	504
Other assets	209	(6,135)
Accounts payable	432	3,554
Independent affiliates and independent owner-operators payable	4,480	8,806
Accrued expenses	5,568	6,685
Environmental liabilities	(39)	(848)
Accrued loss and damage claims	1,283	(2,599)
Other liabilities	(1,074)	(1,374)
Current income taxes	108	(946)

Net cash and cash equivalents provided by operating activities	39,351	8,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,156)	(27,423)
Greensville purchase price adjustment	—	(66)
Trojan purchase price adjustment	(857)	—
Acquisition of Trojan	—	(8,657)
Acquisition of Bice	—	(52,176)
Acquisition of Dunn’s	—	(34,321)
Acquisition of customer list	(1,000)	—
Proceeds from sales of property and equipment	17,981	7,453

Net cash and cash equivalents used in investing activities	(3,032)	(115,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	17,500	—
Principal payments on long-term debt	(26,056)	(3,436)
Principal payments on capital lease obligations	(1,407)	(2,899)
Proceeds from revolver	163,600	179,400
Payments on revolver	(183,300)	(99,200)
Payments on acquisition notes	(443)	(446)
Deferred financing costs	(935)	(846)
Change in book overdraft	(577)	2,176
Purchases of treasury stock	(4,454)	—
Proceeds from equity offering, net of transaction costs	—	30,493
Proceeds from exercise of stock options	311	254

Net cash and cash equivalents (used in) provided by financing activities	(35,761)	105,496

Net increase (decrease) in cash and cash equivalents	558	(1,125)
Cash and cash equivalents, beginning of period	2,704	4,053

Cash and cash equivalents, end of period	$3,262	$2,928

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$17,171	$14,559

Income Taxes	824	1,423

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

In this quarterly report, unless the context otherwise requires or indicates, (i) the terms the “Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly-owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) the term “QD Capital” refers to our wholly-owned subsidiary, QD Capital Corporation, a Delaware corporation, (iv) the term “QCI” refers to our wholly-owned subsidiary, Quality Carriers, Inc., an Illinois corporation, (v) the term “Boasso” refers collectively to our wholly-owned subsidiary, Boasso America Corporation, a Louisiana corporation, and Boasso’s former wholly-owned subsidiary, Greensville Transport Company (“Greensville”), a Virginia corporation which has since been merged with and into Boasso America Corporation, (vi) the term “QCER” refers collectively to our wholly-owned subsidiary QC Energy Resources, Inc., a Delaware corporation, and its wholly-owned subsidiaries, QC Energy Logistics, LLC, a Delaware limited liability company, QC Energy Resources, LLC, a Delaware limited liability company, QC Energy Resources Northwest, LLC, a Delaware limited liability company, and QC Energy Resources Texas, LLC, a Delaware limited liability company, as well as our wholly-owned subsidiary QC Environmental Services, Inc., a North Dakota corporation, and (vii) the term “CLC” refers to our wholly-owned subsidiary, Chemical Leaman Corporation, a Pennsylvania corporation.

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

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future period.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to income taxes. Under this standard, entities are required to recognize that an unrecognized tax benefit be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the consolidated financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

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

In July 2012, the FASB issued an accounting pronouncement related to intangibles—goodwill and other, which permits companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test of indefinite-lived intangible assets. The provisions for this pronouncement are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

Acquisition and Dispositions

During the first nine months of 2013, we did not complete any acquisitions or dispositions of businesses or independent affiliates.

Acquisition of an Independent Affiliate

During the third quarter of 2012, we terminated our business relationship with an independent affiliate due to financial and operational difficulties. On October 17, 2012, we acquired the business, certain operating assets and certain liabilities of this independent affiliate for a purchase price of $17.1 million, paid in cash at closing. Of the total $17.1 million, we allocated $15.5 million to property and equipment and $1.6 million to goodwill. The entire amount of goodwill is deductible for tax purposes. This independent affiliate operated eight terminals within the chemical logistics segment and one terminal within the energy logistics segment. Four chemical logistics terminals were immediately transitioned to other independent affiliates and the remaining terminals were initially transitioned to company operations. As of September 30, 2013, the four company-operated terminals were transitioned to independent affiliates. During this transition, operating results for the third and fourth quarters of 2012 were adversely impacted in aggregate by $4.4 million of greater than expected operating costs and reduced profitability. During the first nine months of 2013, we recognized $0.4 million of additional transition costs.

Dunn’s Tank Service and Nassau Disposal, Inc.

On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Service, Inc. and the operating assets and rights of Nassau Disposal, Inc. (collectively “Dunn’s”), for an aggregate purchase price of $34.3 million paid in cash to expand our energy logistics business. An additional $3.6 million in cash consideration was payable one year after the closing date if certain future operating and financial performance criteria were satisfied. These criteria were not met. Of the total $34.3 million, we allocated $12.2 million to property and equipment, $17.3 million to goodwill and $4.8 million to intangibles. The entire amount of goodwill is deductible for tax purposes. Dunn’s provides transportation services to the unconventional oil and gas industry primarily within the Woodford shale region, primarily providing various services for oil drilling preparation and hauling flowback and production water for various energy customers. The results of Dunn’s have been included in our results since the date of acquisition, and are included in our energy logistics segment.

Wylie Bice Trucking, LLC and RM Resources, LLC

On June 1, 2012, we acquired certain operating assets of Wylie Bice Trucking, LLC and the operating assets and rights of RM Resources, LLC, (collectively “Bice”), for $81.4 million aggregate consideration to expand our energy logistics business. Bice provides transportation services to the unconventional oil and gas frac shale industry within the Bakken shale region, primarily hauling fresh water, flowback and production water, and oil for numerous energy and other customers. The flowback and production water Bice hauls is primarily disposed of utilizing six salt water injection wells we purchased from Bice. The results of the Bice acquisition have been included in our results since the date of acquisition, and are included in our energy logistics segment.

The Bice transaction was structured as two separate asset acquisitions with aggregate consideration paid to the sellers as follows: (i) $52.2 million in cash; (ii) $21.3 million in 5-year subordinated seller notes bearing interest annually at a 5.0% fixed rate; and (iii) $7.9 million of approximately 0.7 million shares of Quality common stock. Up to an additional $19.0 million was payable in cash one year after the closing date, contingent upon the collective businesses meeting certain future operating and financial performance criteria. These criteria were not met. The purchase price of the combined acquisitions has been allocated to the assets acquired according to their estimated fair values at the time of the acquisitions as follows:

(In thousands)	Bice & RM Combined
Equipment	$26,557
Non-compete agreements	400
Tradename (a)	700
Customer-related intangibles	12,320
Goodwill (a)	48,218
Contingent consideration (b)	(6,800)

$81,395

(a)	In the second quarter of 2013, the Company performed its annual impairment analysis. As a result of this analysis, we recorded an impairment charge against a portion of the goodwill and wrote off the remaining unamortized balance of the acquired tradenames. Refer to Note 4, “Goodwill and Intangible Assets” for additional disclosure.
(b)	In the first quarter of 2013, it was determined that the contingent consideration would not be paid. Therefore, the Company wrote off $6.8 million of contingent consideration which is recognized in our energy logistics results as a gain in “Other (income) expense net” in our Consolidated Statements of Operations for the nine months ended September 30, 2013.

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

Unaudited Pro forma Results. Businesses acquired are included in our consolidated results from the date of each acquisition. Unaudited pro forma results displayed below only represent the Bice acquisition, as our other acquisitions in 2012 did not meet the threshold for pro forma reporting. We did not consummate any business acquisitions for the nine months ended September 30, 2013. The following unaudited pro forma consolidated results are presented to show our results, on a pro forma basis, as if the 2012 acquisition of Bice had been completed as of January 1, 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	As reported	As reported	As reported	Pro forma
Operating revenues	$235,671	$222,078	$704,389	$674,763
Net income (loss) (a)(b)(c)	2,763	8,863	(19,240)	46,795

Income (loss) per common share—basic	$0.10	$0.32	$(0.73)	$1.78
Income (loss) per common share—diluted	$0.10	$0.32	$(0.73)	$1.73

(a)	Includes impairment charges of $55.7 million in the nine months ended September 30, 2013.
(b)	Includes release of $4.9 million of our deferred tax valuation allowance in the three months ended September 30, 2012.
(c)	Includes release of $27.7 million in the aggregate of our deferred tax valuation allowance in the nine months ended September 30, 2012.

Trojan Vacuum Services

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”) to expand our energy logistics business. The purchase price was $8.7 million paid in cash at closing, plus $1.0 million payable in cash upon the satisfaction of certain operating and financial performance criteria. These criteria were satisfied and the full $1.0 million was paid in January 2013. Of the total $8.7 million, we allocated $4.1 million to property and equipment, $4.3 million to intangibles and $0.3 million to goodwill. The entire amount of goodwill is deductible for tax purposes. Trojan provides transportation service to the unconventional oil and gas frac shale industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers. The results of the Trojan acquisition have been included in our results since the date of acquisition and are included in our energy logistics segment.

2. Variable Interest Entities

At September 30, 2013, we have a variable interest in one variable interest entity (“VIE”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contracts with the VIE, the operating structure of the VIE and our role with the VIE, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of this VIE.

This VIE is an independent affiliate that is directly engaged in the dry bulk and chemical business through the management of trucking terminals in the North East region of the U.S. As such, this business is highly seasonal. We are involved with this VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $3.0 million at September 30, 2013. These loans are secured by a second-priority lien on certain assets of the VIE.

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

Fair Value Measurements on a Nonrecurring Basis

The fair value of our long-term indebtedness is based on level 2 quoted market prices. As of September 30, 2013, the carrying value and fair value are as follows (in thousands):

	Carrying Value	Fair Value
9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”)	$202,500	$220,725

The revolving credit facility and term loan under our asset-based loan facility (the “ABL Facility”) is variable rate debt which is believed to be a reasonable approximation of its fair value that is determined using a coupon rate on borrowings with similar maturities, current remaining average life to maturity, borrower credit quality, and current market conditions and approximates fair value. The fair value of the 2018 Notes is estimated using various techniques including recently executed transactions in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads, fundamental data relating to the issuer, and credit default swap spreads adjusted for any basis difference between cash and derivative instruments.

The carrying amounts reported in the accompanying Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

4. Goodwill and Intangible Assets

Goodwill

Under the FASB guidance, goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. We evaluate goodwill for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit. These reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30th. The methodology applied in the analysis performed at June 30, 2013 was consistent with the methodology applied in prior years, but was based on updated assumptions and information, as appropriate. For our chemical logistics segment, we conducted our analysis under the revised goodwill impairment rules in which we assess qualitative factors like market capitalization and financial performance to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this analysis, we concluded there were no indicators of impairment related to our chemical logistics segment. For our energy logistics and intermodal segments, we did not elect the qualitative approach and performed the two-step goodwill analysis approach. Under this approach, goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amounts. If the fair value of the reporting unit is greater than its carrying amount, there is no requirement to perform Step 2 of the impairment test, and there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. As a result of our analysis, we concluded an impairment charge to goodwill of $55.2 million was necessary at June 30, 2013 related to our energy logistics segment, and we concluded there were no indicators of impairment, as the fair value exceeded the carrying value, related to our intermodal segment. We continue to evaluate indicators of impairment quarterly in accordance with FASB guidance following our annual impairment test at June 30, 2013 through the quarter ended September 30, 2013. There were no indicators that a triggering event had occurred as of September 30, 2013.

Goodwill within the energy logistics, intermodal and chemical logistics segments is as follows (in thousands):

	December 31, 2012	Purchase Price Adjustment	Impairment	September 30, 2013

Energy Logistics	$71,339	$1,430	$(55,171)	$17,598
Intermodal	31,410	—	—	31,410
Chemical Logistics	1,545	—	—	1,545

Total	$104,294	$1,430	$(55,171)	$50,553

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

Intangible assets at September 30, 2013 are as follows (in thousands):

	Gross Book Value	2013 Additions	Impairment	Accumulated Amortization	Net Book Value	Average Lives (in years)
Tradename—Intermodal	$7,400	$—	$—	$—	$7,400	Indefinite
Tradename—Energy Logistics	1,100	—	(521)	(579)	—	—
Customer relationships	33,410	1,000	—	(8,660)	25,750	10-12
Non-compete agreements	4,311	—	—	(3,378)	933	3-6
Service agreement	1,120	—	—	(153)	967	11

	$47,341	$1,000	$(521)	$(12,770)	$35,050

Of the total intangibles of approximately $35.1 million at September 30, 2013, approximately $19.4 million was allocated to our energy logistics segment, approximately $15.6 million was allocated to our intermodal segment and approximately $0.1 million was allocated to our chemical logistics segment.

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

Of the total intangibles of approximately $37.7 million at December 31, 2012, approximately $20.9 million was allocated to our energy logistics segment, approximately $16.6 million was allocated to our intermodal segment and approximately $0.2 million was allocated to our chemical logistics segment.

Amortization expense for the three months ended September 30, 2013 and 2012 was $1.0 million and $1.1 million, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was $3.1 million and $2.2 million, respectively. Estimated amortization expense for intangible assets is as follows (in thousands):

2013 remaining	$894
2014	3,534
2015	3,534
2016	3,530
2017	3,454
2018 and thereafter	12,704

Total	$27,650

5. Long-term Indebtedness

Term Loan Facility

On June 14, 2013, our asset-based loan facility (“ABL Facility”) was amended to provide for a new $17.5 million senior secured term loan facility which was fully funded on July 15, 2013. Borrowings under the Term Loan bear interest at a margin equal to 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% after 18 months if a senior secured leverage ratio is met. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates. Beginning no earlier than the 12-month anniversary of the Term Loan and no later than the 24-month anniversary of the Term Loan, we will be subject to mandatory repayment of the principal amount of the Term Loan in equal quarterly payments for the remainder of the maturity period. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. We may voluntarily repay the outstanding amount under the Term Loan at any time without premium or penalty, other than customary “breakage” costs with respect to the LIBOR loans. As of September 30, 2013, the balance of the Term Loan was $17.5 million. The interest rate on borrowings under the Term Loan at September 30, 2013 was 3.7%. We recorded $0.5 million in debt issuance costs relating to the Term Loan and are amortizing these costs over the term of the Term Loan.

July 2013 Notes Redemption

On July 15, 2013, we redeemed a portion of our 9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”) in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium of $0.7 million. The redemption was funded with proceeds from the Term Loan described above together with borrowings under our ABL Facility. As of September 30, 2013, the balance of the 2018 Notes was $202.5 million. In the third quarter of 2013, $0.5 million of unamortized debt issuance costs related to this redemption were written off.

6. Income (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations is as follows (in thousands, except per share amounts):

	Three months ended
	September 30, 2013			September 30, 2012
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:	$2,763	26,463	$0.10	$8,863	27,368	$0.32

Effect of dilutive securities:
Stock options	—	517	—	—	556	—
Unvested restricted stock	—	157	—	—	156	—
Stock warrants	—	9	—	—	9	—

Diluted income available to common shareholders:	$2,763	27,146	$0.10	$8,863	28,089	$0.32

	Nine months ended
	September 30, 2013			September 30, 2012
	Net loss (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic (loss) income available to common shareholders:	$(19,240)	26,516	$(0.73)	$44,367	26,243	$1.69

Effect of dilutive securities:
Stock options	—	—	—	—	628	—
Unvested restricted stock	—	—	—	—	172	—
Stock warrants	—	—	—	—	14	—

Diluted (loss) income available to common shareholders:	$(19,240)	26,516	$(0.73)	$44,367	27,057	$1.64

The following securities were not included in the calculation of diluted income (loss) per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options	1,914	1,808	1,970	1,737
Unvested restricted shares and stock units	282	268	327	253

7. Stock-Based Compensation

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

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of September 30, 2013 (in thousands):

		Remaining years
Stock options	$2,285	2.5
Restricted stock	1,913	2.6

	$4,198

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

We use a December 31st measurement date for both of our plans.

The components of net periodic pension cost are estimated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$41	$44	$124	$132
Interest cost	463	542	1,390	1,626
Amortization of prior service cost	24	23	71	70
Amortization of loss	362	365	1,088	1,094
Expected return on plan assets	(584)	(565)	(1,753)	(1,696)

Net periodic pension cost	$306	$409	$920	$1,226

We contributed $2.3 million to our pension plans during the nine months ended September 30, 2013. We expect to contribute an additional $0.6 million during the remainder of 2013.

Multi-employer pension plans

At September 30, 2013, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 2.5% of our total workforce, including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

We do not currently intend to withdraw from the three multi-employer pension plans or take any actions that would subject us to payment of contingent obligations upon withdrawal from such plans. Based on information provided to us from the trustees of these plans, we estimate our portion of the contingent liability in the case of a full withdrawal or termination from these plans to be approximately $84.8 million, of which $79.8 million relates to the Central States Southeast and Southwest Areas Pension Plan.

These defined benefit plans cover substantially all of our union employees not covered under the TTWU Plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multi-employer plans is not readily available.

9. Accumulated Other Comprehensive Loss

The components and changes to accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Foreign currency translation
Beginning balance	$(1,089)	$(1,131)	$(1,180)	$(1,137)
Net gain on foreign currency translation, net of tax	(37)	(71)	54	(65)

Ending balance	$(1,126)	$(1,202)	$(1,126)	$(1,202)

Pension benefits
Beginning balance	$(29,799)	$(29,468)	$(30,572)	$(30,244)
Amortization of prior service cost	24	23	71	70
Amortization of gain	362	365	1,088	1,094

Ending balance	$(29,413)	$(29,080)	$(29,413)	$(29,080)

Total AOCL ending balance	$(30,539)	$(30,282)	$(30,539)	$(30,282)

10. Restructuring

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010. The restructuring plan consisted of various actions including termination of approximately 380 non-driver positions and the consolidation, closure or affiliation of underperforming company-operated terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters, and resulted in charges during 2008, 2009 and 2010, primarily related to our chemical logistics segment. As of September 30, 2013, we have approximately $1.7 million of restructuring charges included in accrued expenses on the Consolidated Balance Sheet which are expected to be paid through 2017.

In the nine months ended September 30, 2013, we had the following activity in our restructuring accrual (in thousands):

	Balance at December 31, 2012	Additions	Payments	Reductions	Balance at September 30, 2013
Restructuring costs	$2,149	$155	$(392)	$(204)	$1,708

11. Segment Reporting

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

Summarized segment data and a reconciliation to income before income taxes follow (in thousands):

	Three Months Ended September 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$112,704	$40,819	$18,376	$171,899
Service revenue	17,546	2,264	12,359	32,169
Fuel surcharge	27,049	—	4,554	31,603

Total operating revenues	157,299	43,083	35,289	235,671

Segment operating income	8,879	2,432	5,610	16,921
Depreciation and amortization	2,861	2,603	854	6,318
Other (income) expense	(2,647)	1,648	(15)	(1,014)

Operating income (loss)	8,665	(1,819)	4,771	11,617

Interest expense	2,577	4,077	1,515	8,169
Interest income	(214)	—	—	(214)
Other expense, net	226	—	193	419

Income (loss) before income taxes	$6,076	$(5,896)	$3,063	$3,243

	Three Months Ended September 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$107,773	$35,144	$17,162	$160,079
Service revenue	17,414	3,043	11,093	31,550
Fuel surcharge	26,252	299	3,898	30,449

Total operating revenues	151,439	38,486	32,153	222,078

Segment operating income	9,718	4,041	4,257	18,016
Depreciation and amortization	2,795	2,359	885	6,039
Other expense (income)	68	302	(10)	360

Operating income	6,855	1,380	3,382	11,617

Interest expense	2,350	3,815	1,508	7,673
Interest income	(194)	—	—	(194)
Other (income) expense, net	(373)	—	261	(112)

Income (loss) before income taxes	$5,072	$(2,435)	$1,613	$4,250

	Nine Months Ended September 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$334,978	$120,321	$55,241	$510,540
Service revenue	50,861	8,685	38,782	98,328
Fuel surcharge	81,500	273	13,748	95,521

Total operating revenues	467,339	129,279	107,771	704,389

Segment operating income	28,859	9,991	19,448	58,298
Depreciation and amortization	8,754	8,496	2,490	19,740
Impairment charges (1)	—	55,692	—	55,692
Other (income) expense	(5,815)	3,244	59	(2,512)

Operating income (loss)	25,920	(57,441)	16,899	(14,622)

Interest expense	7,397	11,849	4,530	23,776
Interest income	(659)	—	—	(659)
Other (income) expense, net	(723)	(6,800)	699	(6,824)

Income (loss) before income taxes	$19,905	$(62,490)	$11,670	$(30,915)

	Nine Months Ended September 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$321,355	$70,122	$52,327	$443,804
Service revenue	50,307	5,174	34,088	89,569
Fuel surcharge	79,944	625	12,784	93,353

Total operating revenues	451,606	75,921	99,199	626,726

Segment operating income	29,694	9,037	14,616	53,347
Depreciation and amortization	8,229	3,623	2,600	14,452
Other (income) expense	(276)	324	(52)	(4)

Operating income	21,741	5,090	12,068	38,899

Interest expense	13,585	3,929	4,528	22,042
Interest income	(602)	—	—	(602)
Other (income) expense, net	(1,053)	—	777	(276)

Income before income taxes	$9,811	$1,161	$6,763	$17,735

(1)	Includes an impairment charge of $55.2 million of goodwill and $0.5 million of intangible assets related to our energy logistics segment.

12. Income Taxes

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

For the three months ended September 30, 2013, the net change to our total gross unrecognized tax benefit was a decrease of less than $0.1 million. Our total gross unrecognized tax benefit at September 30, 2013 was $1.7 million. This represents the total of our unrecognized tax benefits (not including interest and penalties).

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.4 million (net of federal tax benefit) accrued for interest and $0.2 million accrued for penalties at December 31, 2012. The total amount accrued for interest and penalties at September 30, 2013 was $0.7 million.

We are subject to income tax in the U.S., Canada, and Mexico, as well as in multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for the years before 2007, to international examinations for years before 2007 and, with few exceptions, to state examinations before 2008.

The effective tax rates for the three months ended September 30, 2013 and 2012 were a tax expense of 14.8% and a tax benefit greater than 100.0%, respectively. The effective tax rate for the current quarter was different from our statutory rate primarily due to a favorable state tax adjustment. The effective tax rate for the same period in 2012 was impacted by a release of $4.9 million of our deferred tax valuation allowance. The effective tax rates for the nine months ended September 30, 2013 and 2012 were a tax benefit of 37.8% and a tax benefit greater than 100.0%, respectively. The effective tax rate for the nine months ended September 30, 2013 was different from our statutory rate due to a partial release of the foreign tax credit valuation allowance. The effective tax rate in the same period in 2012 was impacted by a release of $27.7 million in the aggregate of our deferred tax valuation allowance.

13. Common Stock Offering

On March 13, 2012, we sold 2.5 million shares of our common stock in an underwritten public offering, at a gross price of $13 per share, and received net proceeds, after underwriting fees and expenses, of approximately $30.5 million. Certain affiliates of Apollo Management, L.P. also sold 3.2 million shares in the offering.

14. Share Repurchase Program

On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). The Repurchase Program does not have an expiration date. Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program and it can be discontinued at any time that we feel additional purchases are not warranted. As of September 30, 2013, we have repurchased approximately 1.2 million shares valued at $8.1 million under the Repurchase Program.

15. Commitments and Contingencies

Environmental Matters

It is our policy to comply with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. We have obtained independent certification that our chemical logistics’ management system is in place and functions according to professional standards, and we continue to evaluate and continuously improve our Responsible Care® Management System performance. Our current activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, wastewater from oil and gas wells and crude oil, which in many cases are classified as hazardous materials or hazardous substances. The energy logistics business operates disposal wells for non-conventional oil drilling wastewater. In addition, our former tank wash business (which was sold in 2009) and the remaining limited tank wash activities involve the generation, storage, discharge and disposal of wastes that may contain hazardous substances. As such, we and others who operate in our industry are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. Under certain of these laws, we could also be subject to allegations of liability for the activities of our independent affiliates or independent owner-operators.

We are potentially subject to strict joint and several liability for investigating and rectifying the consequences of spills and other releases of such substances. From time to time, we have incurred remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at our facilities and on the road, and, notwithstanding the existence of our environmental management program, we cannot: (1) assure that such obligations will not be incurred in the future, (2) predict with certainty the extent of future liabilities and costs under environmental, health, and safety laws, or (3) assure that such liabilities will not result in a material adverse effect on our business, financial condition, operating results or cash flow. We have established reserves for remediation expenses at known contamination sites when it is probable that such efforts will be required of us and the related expenses can be reasonably estimated. We have also incurred in the past, and expect to incur in the future, expenditures related to environmental compliance; however, we do not anticipate that compliance with existing environmental laws will have a material adverse effect on our earnings or competitive position.

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account the reserves described below, should not be material to our business or financial condition. As of September 30, 2013 and December 31, 2012, we had reserves in the amount of approximately $9.0 million for all environmental matters, of which the most significant are presented and discussed below.

	Number of Sites		Reserves (in millions)
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Multi-party sites	17	15	$2.0	$1.7
Sole party sites:
Bridgeport, New Jersey	1	1	4.6	4.8
William Dick, Pennsylvania	1	1	0.7	0.7
Other Properties	6	6	1.7	1.8

Total	25	23	$9.0	$9.0

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

Multi-Party Sites

At 17 of the 25 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 1 of the 17 sites, we are participating in the initial study to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 2 of the 17 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment, we have not established a reserve for these matters. At 4 of the 17 sites, we received notices about our potential liability which cannot be estimated at this time, and we have not established a reserve for these matters. We have estimated all future expenditures for these 17 multi-party environmental matters to be paid over the next five years to be in the range of $2.0 million to $3.8 million. As of September 30, 2013, we have reserved $2.0 million.

Sole Party Sites

At 8 of the 25 sites, we are alleged to be the only responsible party and are in the process of conducting investigations and/or remediation projects. Five of these projects relate to operations conducted by CLC and its subsidiaries prior to our acquisition of CLC in 1998. These five sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; and (5) Charleston, West Virginia. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these five CLC sites is discussed in more detail below. We have estimated future expenditures over the next five years for these eight properties to be in the range of $7.0 million to $16.7 million. As of September 30, 2013, we have reserved $7.0 million.

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

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began long-term operations in July 2011 and is in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Based on the first annual groundwater report, contamination does not appear to be completely delineated and a limited number of additional monitoring wells will have to be installed. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA and is on-going. USEPA has requested additional monitoring through 2017. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered into a consent order with USEPA in 2010 to perform the remediation work, which will consist of in-place thermal treatment. In late 2012, USEPA concluded that our additional required site investigation work for delineation purposes was complete. We have finished the preliminary engineering design phase for the thermal treatment of contaminated soils and have also submitted the 95% design report to USEPA for their review and comment. We have estimated aggregate expenditures for the Bridgeport location over the next five years to be in the range of $4.6 million to $8.5 million. As of September 30, 2013, we have reserved $4.6 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in 1995 to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a groundwater treatment facility with local discharge in 2007 and the treatment facility began operations in 2010. Although initial soil treatment was completed in 2007, test results indicated that soil clean-up objectives were not fully achieved in both shallow and deep soil subzones. Soil piles generated from previous isolated discrete removal actions were subsequently treated on-site. During the quarter ended September 30, 2013, we received notification from USEPA that this work is now complete. The treated soil was used as backfill at the site. Negotiations with USEPA were positive concerning an approach for further limited soil remediation consisting of targeted in-situ chemical treatment of the deep soil subzones at the site. The field work has been initiated. Negotiations with USEPA will continue over remediation objectives for the final shallow soil subzone that has to be evaluated and remediated. We have estimated aggregate expenditures for the William Dick location over the next five years to be in the range of $0.7 million to $3.4 million. As of September 30, 2013, we have reserved $0.7 million.

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

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at this truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. In 2012, we entered into the state’s voluntary clean-up program which requires us to perform additional sampling to close the site. The sampling work phase that was negotiated with the State of West Virginia has been completed at the site and a report will be submitted to the West Virginia Department of Environmental Protection (“WVDEP”). We have requested confirmation from the WVDEP that no additional sampling work will be necessary.

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

One site has completed the investigation phase and a final report was submitted to New Jersey Department of Environmental Protection (“NJDEP”). In accordance with the report findings and with the concurrence of the NJDEP, remedial efforts included limited soil excavation at the site, deed recordation, placement of clean fill and the designation of a Classification Exception Area for the groundwater. No further field remediation work is expected and this site has entered a long-term monitoring phase.

We have estimated aggregate future expenditures over the next five years for Tonawanda, Scary Creek, Charleston and ISRA New Jersey to be in the range of $1.7 million to $4.8 million. As of September 30, 2013, we have reserved $1.7 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

16. Guarantees

In conjunction with certain third-party financing vendors, we have established a lease purchase program to enable certain independent owner-operators to lease tractors from those third-party vendors. As part of this program, we have agreed with those third-party vendors to guarantee the lease payment obligations of participating independent owner-operators in certain circumstances. The guarantees expire at various dates beginning in 2015 through 2019 and are for an average amount per tractor of approximately $0.1 million.

Our estimated aggregate maximum exposure under these lease guarantees was approximately $2.9 million as of September 30, 2013, which represents the amount of the remaining lease payments on all outstanding guaranteed leases as of that date. However, upon a default, we may take actions to reduce or recoup our expenditures, including purchasing the tractor and reselling it to recover all or a portion of the amounts paid, or facilitating an arrangement between the third-party vendor and another independent owner-operator to assume the lease. In addition, up to 50% of any remaining losses related to independent owner-operators managed by independent affiliates could be recouped from those independent affiliates. Therefore, we believe our probable exposure is substantially less than $2.9 million. We did not receive notice of any material default under these leases during the nine months ended September 30, 2013.

17. Guarantor Subsidiaries

At and during the nine months ended September 30, 2013, there were outstanding 2018 Notes that were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

The 2018 Notes are the senior obligations of our subsidiaries, QD LLC and QD Capital, and are secured by a subordinated, second-priority lien on assets that secure our ABL Facility through a collateral agreement that is separate from the indenture under which these notes were issued. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first-lien obligations. Decisions regarding the maintenance and release of the collateral secured by the collateral agreement are made by the lenders under our ABL Facility, and neither the indenture trustee nor the holders of the 2018 Notes have control of decisions regarding the release of the collateral.

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

The following condensed consolidating financial information for QDI, QD LLC, and QD Capital, which has no assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at September 30, 2013 and December 31, 2012 and condensed consolidating statements of operations for the three and nine-month periods ended September 30, 2013 and 2012, and the condensed consolidating statements of cash flows for each of the nine-month periods ended September 30, 2013 and 2012.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income (Loss)

Three Months Ended September 30, 2013

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$171,899	$—	$—	$171,899
Service revenue	—	—	32,147	22	—	32,169
Fuel surcharge	—	—	31,603	—	—	31,603

Total operating revenues	—	—	235,649	22	—	235,671
Operating expenses:
Purchased transportation	—	—	153,153	—	—	153,153
Compensation	—	—	24,431	—	—	24,431
Fuel, supplies and maintenance	—	—	26,212	—	—	26,212
Depreciation and amortization	—	—	6,318	—	—	6,318
Selling and administrative	—	16	8,305	10	—	8,331
Insurance costs	—	—	4,600	7	—	4,607
Taxes and licenses	—	—	1,086	—	—	1,086
Communication and utilities	—	—	930	—	—	930
Gain on disposal of property and equipment	—	—	(142)	(872)	—	(1,014)

Operating (loss) income	—	(16)	10,756	877	—	11,617
Interest expense (income), non-related party, net	—	7,702	255	(2)	—	7,955
Interest (income) expense, related party, net	—	(7,702)	7,784	(82)	—	—
Write-off of debt issuance costs	—	521	—	—	—	521
Other expense (income), net	476	—	(548)	(30)	—	(102)

(Loss) income before income taxes	(476)	(537)	3,265	991	—	3,243
(Benefit from) provision for income taxes	(35)	—	336	179	—	480
Equity in earnings of subsidiaries	3,204	3,741	—	—	(6,945)	—

Net income	$2,763	$3,204	$2,929	$812	$(6,945)	$2,763

Total other comprehensive income (loss), net of tax	349	349	386	(37)	(698)	349

Comprehensive income	$3,112	$3,553	$3,315	$775	$(7,643)	$3,112

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

Nine Months Ended September 30, 2013

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$510,540	$—	$—	$510,540
Service revenue	—	—	98,180	148	—	98,328
Fuel surcharge	—	—	95,521	—	—	95,521

Total operating revenues	—	—	704,241	148	—	704,389
Operating expenses:
Purchased transportation	—	—	446,405	—	—	446,405
Compensation	—	—	76,402	—	—	76,402
Fuel, supplies and maintenance	—	—	79,550	8	—	79,558
Depreciation and amortization	—	—	19,740	—	—	19,740
Selling and administrative	—	148	23,781	36	—	23,965
Insurance costs	—	—	13,454	23	—	13,477
Taxes and licenses	—	—	3,337	—	—	3,337
Communication and utilities	—	—	2,947	—	—	2,947
Gain on disposal of property and equipment	—	—	(1,590)	(922)	—	(2,512)
Impairment charges			55,692			55,692

Operating (loss) income	—	(148)	(15,477)	1,003	—	(14,622)
Interest expense (income), non-related party, net	—	22,518	601	(2)	—	23,117
Interest (income) expense, related party, net	—	(22,518)	22,767	(249)	—	—
Write-off of debt issuance costs	—	521	—	—	—	521
Other expense (income)	476	—	(7,884)	63	—	(7,345)

(Loss) income before income taxes	(476)	(669)	(30,961)	1,191	—	(30,915)
(Benefit from) provision for income taxes	(29)	—	(11,878)	232	—	(11,675)
Equity in loss of subsidiaries	(18,793)	(18,124)	—	—	36,917	—

Net (loss) income	$(19,240)	$(18,793)	$(19,083)	$959	$36,917	$(19,240)

Total other comprehensive income, net of tax	1,213	1,213	1,159	54	(2,426)	1,213

Comprehensive (loss) income	$(18,027)	$(17,580)	$(17,924)	$1,013	$34,491	$(18,027)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income (Loss)

Nine Months Ended September 30, 2012

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$443,804	$—	$—	$443,804
Service revenue	—	—	89,264	305	—	89,569
Fuel surcharge	—	—	93,353	—	—	93,353

Total operating revenues	—	—	626,421	305	—	626,726
Operating expenses:
Purchased transportation	—	—	417,222	—	—	417,222
Compensation	—	—	57,669	—	—	57,669
Fuel, supplies and maintenance	—	—	56,996	—	—	56,996
Depreciation and amortization	—	—	14,452	—	—	14,452
Selling and administrative	—	25	24,782	50	—	24,857
Insurance costs	—	—	11,732	—	—	11,732
Taxes and licenses	—	—	2,179	—	—	2,179
Communication and utilities	—	—	2,724	—	—	2,724
Gain on disposal of property and equipment	—	—	(4)	—	—	(4)

Operating (loss) income	—	(25)	38,669	255	—	38,899
Interest expense (income), non-related party, net	—	20,959	491	(10)	—	21,440
Interest (income) expense, related party, net	—	(20,959)	21,271	(312)	—	—
Other income	—	—	(218)	(58)	—	(276)

(Loss) income before income taxes	—	(25)	17,125	635	—	17,735
(Benefit from) provision for income taxes	—	—	(26,741)	109	—	(26,632)
Equity in earnings of subsidiaries	44,367	44,392	—	—	(88,759)	—

Net income	$44,367	$44,367	$43,866	$526	$(88,759)	$44,367

Total other comprehensive income (loss), net of tax	1,099	1,099	1,164	(65)	(2,198)	1,099

Comprehensive income	$45,466	$45,466	$45,030	$461	$(90,957)	$45,466

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

September 30, 2013

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2,365	$897	$—	$3,262
Accounts receivable, net	—	—	130,083	16	—	130,099
Prepaid expenses	—	(17)	12,817	30	—	12,830
Deferred tax asset, net	—	—	20,944	—	—	20,944
Intercompany	—	—	395,745	108	(395,853)	—
Other	50	—	10,710	2	—	10,762

Total current assets	50	(17)	572,664	1,053	(395,853)	177,897
Property and equipment, net	—	—	170,083	—	—	170,083
Assets held-for-sale	—	—	1,848	—	—	1,848
Goodwill	—	—	50,553	—	—	50,553
Intangibles, net	—	—	35,050	—	—	35,050
Non-current deferred tax asset, net	(2,270)	—	22,682	—	—	20,412
Investment in subsidiaries	(103,919)	408,691	—	—	(304,772)	—
Intercompany	141,002	209,009	365,096	12,039	(727,146)	—
Other assets	—	8,217	992	—	—	9,209

Total assets	$34,863	$625,900	$1,218,968	$13,092	$(1,427,771)	$465,052

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$3,889	$3,335	$—	$—	$7,224
Current maturities of capital lease obligations	—	—	1,618	—	—	1,618
Accounts payable	—	—	9,834	(13)	—	9,821
Intercompany	72,715	—	323,138	—	(395,853)	—
Independent affiliates and independent owner-operators payable	—	—	18,723	—	—	18,723
Accrued expenses	286	8,831	26,756	36	—	35,909
Environmental liabilities	—	—	4,327	—	—	4,327
Accrued loss and damage claims	—	—	7,960	—	—	7,960

Total current liabilities	73,001	12,720	395,691	23	(395,853)	85,582
Long-term indebtedness, less current maturities	—	356,605	22,964	—	—	379,569
Capital lease obligations, less current maturities	—	—	626	—	—	626
Environmental liabilities	—	—	4,675	—	—	4,675
Accrued loss and damage claims	—	—	10,143	—	—	10,143
Intercompany	—	360,494	362,050	4,602	(727,146)	—
Other non-current liabilities	—	—	22,556	39	—	22,595

Total liabilities	73,001	729,819	818,705	4,664	(1,122,999)	503,190

Shareholders’ (deficit) equity:
Common stock	440,001	354,963	390,760	4,191	(749,914)	440,001
Treasury stock	(10,329)	—	—	—	—	(10,329)
Accumulated (deficit) retained earnings	(247,707)	(239,251)	38,547	5,315	195,389	(247,707)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(30,539)	(30,067)	(29,044)	(1,023)	60,134	(30,539)
Stock purchase warrants	25	25	—	—	(25)	25

Total shareholders’ (deficit) equity	(38,138)	(103,919)	400,263	8,428	(304,772)	(38,138)

Total liabilities and shareholders’ (deficit) equity	$34,863	$625,900	$1,218,968	$13,092	$(1,427,771)	$465,052

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2012

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2,580	$124	$—	$2,704
Accounts receivable, net	—	—	113,863	43	—	113,906
Prepaid expenses	—	(19)	14,648	22	—	14,651
Deferred tax asset, net	—	—	16,609	—	—	16,609
Intercompany	—	—	369,458	88	(369,546)	—
Other	44	—	9,679	(29)	—	9,694

Total current assets	44	(19)	526,837	248	(369,546)	157,564
Property and equipment, net	—	—	190,342	—	—	190,342
Goodwill	—	—	104,294	—	—	104,294
Intangibles, net	—	—	37,654	—	—	37,654
Non-current deferred tax asset, net	(2,300)	—	14,013	—	—	11,713
Investment in subsidiaries	(86,339)	425,602	—	—	(339,263)	—
Intercompany	144,738	252,732	389,289	11,582	(798,341)	—
Other assets	—	9,510	2,526	—	—	12,036

Total assets	$56,143	$687,825	$1,264,955	$11,830	$(1,507,150)	$513,603

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$—	$3,918	$—	$—	$3,918
Current maturities of capital lease obligations	—	—	3,913	—	—	3,913
Accounts payable	—	—	9,977	(11)	—	9,966
Intercompany	74,583	—	294,963	—	(369,546)	—
Independent affiliates and independent owner-operators payable	—	—	14,243	—	—	14,243
Accrued expenses	—	4,294	33,567	28	—	37,889
Environmental liabilities	—	—	2,739	—	—	2,739
Accrued loss and damage claims	—	—	7,326	—	—	7,326

Total current liabilities	74,583	4,294	370,646	17	(369,546)	79,994
Long-term indebtedness, less current maturities	—	384,935	23,915	—	—	408,850
Capital lease obligations, less current maturities	—	—	2,125	—	—	2,125
Environmental liabilities	—	—	6,302	—	—	6,302
Accrued loss and damage claims	—	—	9,494	—	—	9,494
Intercompany	—	384,935	409,053	4,353	(798,341)	—
Other non-current liabilities	—	—	25,233	45	—	25,278

Total liabilities	74,583	774,164	846,768	4,415	(1,167,887)	532,043

Shareholders’ (deficit) equity:
Common stock	437,192	354,963	390,760	4,191	(749,914)	437,192
Treasury stock	(5,849)	—	—	—	—	(5,849)
Accumulated (deficit) retained earnings	(228,467)	(220,458)	57,630	4,356	158,472	(228,467)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(31,752)	(31,280)	(30,203)	(1,077)	62,560	(31,752)
Stock purchase warrants	25	25	—	—	(25)	25

Total shareholders’ (deficit) equity	(18,440)	(86,339)	418,187	7,415	(339,263)	(18,440)

Total liabilities and shareholders’ (deficit) equity	$56,143	$687,825	$1,264,955	$11,830	$(1,507,150)	$513,603

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2013

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	(19,240)	$(18,793)	$(19,083)	$959	$36,917	$(19,240)
Adjustments for non-cash charges	21,307	(1,907)	75,974	(1,891)	(36,917)	56,566
Net changes in assets and liabilities	309	5,828	(4,100)	(12)	—	2,025
Intercompany activity	(2,376)	14,872	(14,213)	1,717	—	—

Net cash provided by operating activities	—	—	38,578	773	—	39,351

Cash flows from investing activities:
Capital expenditures	—	—	(19,156)	—	—	(19,156)
Trojan purchase price adjustment	—	—	(857)	—	—	(857)
Acquisition of customer list	—	—	(1,000)	—	—	(1,000)
Proceeds from sales of property and equipment	—	—	17,981	—	—	17,981

Net cash used in investing activities	—	—	(3,032)	—	—	(3,032)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	17,500	—	—	—	17,500
Principal payments on long-term debt and capital lease obligations	—	(22,500)	(4,963)	—	—	(27,463)
Proceeds from revolver	—	163,600	—	—	—	163,600
Payments on revolver	—	(183,300)	—	—	—	(183,300)
Deferred financing costs	—	(935)	—	—	—	(935)
Purchases of treasury stock	(4,454)					(4,454)
Proceeds from exercise of stock options	311	—	—	—	—	311
Other		—	(1,020)	—	—	(1,020)
Intercompany activity	4,143	25,635	(29,778)	—	—	—

Net cash used in financing activities	—	—	(35,761)	—	—	(35,761)

Net (decrease) increase in cash and cash equivalents	—	—	(215)	773	—	558
Cash and cash equivalents, beginning of period	—	—	2,580	124	—	2,704

Cash and cash equivalents, end of period	$—	$—	$2,365	$897	$—	$3,262

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2012

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$44,367	$44,367	$43,866	$526	$(88,759)	$44,367
Adjustments for non-cash charges	(41,993)	(63,618)	8,440	(312)	88,759	(8,724)
Net changes in assets and liabilities	(77)	6,375	(33,083)	(289)	—	(27,074)
Intercompany activity	(2,297)	12,876	(10,717)	138	—	—

Net cash provided by operating activities	—	—	8,506	63	—	8,569

Cash flows from investing activities:
Capital expenditures	—	—	(27,423)	—	—	(27,423)
Greensville purchase price adjustment	—	—	(66)	—	—	(66)
Acquisition of Trojan	—	—	(8,657)	—	—	(8,657)
Acquisition of Bice	—	—	(52,176)	—	—	(52,176)
Acquisition of Dunn’s	—	—	(34,321)	—	—	(34,321)
Proceeds from sales of property and equipment	—	—	7,453	—	—	7,453

Net cash used in investing activities	—	—	(115,190)	—	—	(115,190)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(6,335)	—	—	(6,335)
Proceeds from revolver	—	179,400	—	—	—	179,400
Payments on revolver	—	(99,200)	—	—	—	(99,200)
Deferred financing costs	—	(846)	—	—	—	(846)
Proceeds from equity offering, net of transaction costs	30,493	—	—	—	—	30,493
Proceeds from exercise of stock options	254	—	—	—	—	254
Other	—	—	1,730	—	—	1,730
Intercompany activity	(30,747)	(79,354)	110,101	—	—	—

Net cash provided by financing activities	—	—	105,496	—	—	105,496

Net (decrease) increase in cash and cash equivalents	—	—	(1,188)	63	—	(1,125)
Cash and cash equivalents, beginning of period	—	—	3,540	513	—	4,053

Cash and cash equivalents, end of period	$—	$—	$2,352	$576	$—	$2,928

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America and are also the largest provider of intermodal ISO tank container and depot services in North America. In 2011, we began providing logistics services to the unconventional oil and gas frac shale energy markets. We operate an asset-light business model and service customers across North America through our network of 88 terminals servicing the chemical markets, 13 terminals servicing the energy markets and 9 ISO tank depot services terminals (intermodal) servicing the chemical and other bulk liquid markets.

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

Energy Logistics

Our energy logistics business operated through our subsidiary, QCER, services the unconventional oil and gas frac shale energy market through the transportation of crude oil, fresh water, flowback and produced brine water, and the disposal of flowback and produced brine water, as well as providing services ancillary to these activities. During 2012, we expanded our energy logistics business through the following acquisitions:

•	On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services, which operates in the Eagle Ford shale. We paid $8.7 million in cash at closing, plus $1.0 million in cash in January 2013 upon the satisfaction of certain operating and financial performance criteria. These criteria were met.

•	On June 1, 2012, we acquired certain operating assets of Wiley Bice Trucking, LLC and certain operating assets and rights of RM Resources, LLC, (collectively “Bice”), which operates in the Bakken shale region, for $81.4 million in aggregate consideration, with up to an additional $19.0 million in cash consideration, payable one year after the closing date if certain future operating and financial performance criteria were satisfied. These criteria were not met.

•	On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Services, Inc. and its related company Nassau Disposal, Inc. (collectively “Dunn’s”), which operates in the Marcellus, Woodford and Utica shale regions, for an aggregate purchase price of $34.3 million with up to an additional $3.6 million in cash consideration, payable one year after the closing date if certain future operating and financial performance criteria were satisfied. These criteria were not met.

As of September 30, 2013, we operate in the Bakken, Eagle Ford, Marcellus, Mississippian Limestone, Mowry, Niobrara, Permian, Tuscaloosa Marine, Utica, and Woodford shale regions in North America, all of which drill for both oil and natural gas with the exception of Marcellus, which is solely natural gas. We continue to evaluate the potential for expansion into additional shales, either directly or through independent affiliates, which would provide additional diversification to our business. Our strategy to target multiple resource-rich shales helps to diversify our customer offerings, lessen the impact of swings in any one commodity and optimize equipment utilization. We currently operate approximately 1,300 units (tractors, trailers and combination equipment) of energy equipment in this market across a diverse customer base.

Our energy logistics business is primarily involved in fluid management and logistics in the upstream segment of the energy industry, through its services in connection with the establishment and servicing of production wells, and the midstream segment of the energy industry, in connection with the transportation of crude oil. We believe the market for services such as those provided by our energy logistics business was approximately $8.0 billion in 2012. The industry is made up of providers that include independent national or regional trucking and logistics companies such as QCER, trucking and logistics companies owned by or dedicated to large oil and gas companies, and local providers focused on one or more particular shales. Energy logistics providers are impacted by the level of new drilling activity, which impacts the transportation of fresh water and flowback water used and the provision of related services used in those activities, and the number of active wells, which impacts the transportation of crude oil and produced water and the provision of related services used in those activities. The energy logistics market is also impacted by market prices for oil and gas, which influence the production activities of our customers, the prices they are willing to pay for our services, and the shales in which they operate. We expect regulation of this industry to increase over time, but believe that the scope of our operations and our experience with regulation in our chemical logistics business will facilitate our adaptation to new regulations and may provide us with an advantage over some of our competitors.

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

At present, our businesses rely upon independent affiliates and independent owner-operators to varying degrees. Our chemical logistics business operates primarily through independent affiliate terminals located throughout the continental United States and independent owner-operator drivers. Our intermodal business relies primarily on company terminals located near ports in the eastern half of the United States and independent owner-operator drivers. Our energy logistics business currently relies upon company terminals, which will affect the overall mix of our asset-light business, located near shale regions that have historically experienced frac shale drilling for natural gas and oil and independent owner-operator drivers; however, it also operates through independent affiliate terminals in certain shale regions. We expect to continue to add independent affiliates and independent owner-operators to our energy logistics business with the goal of reducing capital investment needs while improving return on invested capital.

Recent Significant Transactions

August 2013 Secondary Offering

On August 14, 2013, former shareholders including funds affiliated with Apollo Global Management, LLC, sold 4.7 million shares of our common stock in an underwritten public offering, at a gross price of $8.60 per share. We did not receive any proceeds from the sale of the shares by the selling shareholders in this offering. However, we incurred and paid approximately $0.5 million in underwriting fees and expenses associated with this offering.

July 2013 Notes Redemption

On July 15, 2013, we redeemed a portion of our 2018 Notes in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium. The redemption was funded with proceeds from the Term Loan described below together with borrowings under our asset-based loan facility (“ABL Facility”).

June 2013 ABL Facility Amendment—Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility which was fully funded on July 15, 2013 (the “Term Loan”). Borrowings under the Term Loan bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at September 30, 2013 was 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% after 18 months if a senior secured leverage ratio is met. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates.

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

In October 2013, we transitioned our Utica shale operations in Ohio to this same independent affiliate, and plans are currently in place to transition our Woodford shale operations in Oklahoma to an independent affiliate, which is expected to occur early in 2014.

November 2012 Share Repurchase Program

On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under the Repurchase Program, and it can be discontinued at any time that we feel additional purchases are not warranted. As of September 30, 2013, we have repurchased approximately 1.2 million shares valued at $8.1 million under the Repurchase Program.

October 2012 Acquisition of an Independent Affiliate

During the third quarter of 2012, we terminated our business relationship with an independent affiliate due to financial and operational difficulties. On October 17, 2012, we acquired the business, certain operating assets and certain liabilities of this independent affiliate for a purchase price of $17.1 million, paid in cash at closing. Of the total $17.1 million, we allocated $15.5 million to property and equipment and $1.6 million to goodwill. The entire amount of goodwill is deductible for tax purposes. This independent affiliate operated eight terminals within the chemical logistics segment and one terminal within the energy logistics segment. Four chemical logistics terminals were immediately transitioned to other independent affiliates, and the remaining terminals were initially transitioned to company operations. As of September 30, 2013, the four remaining company-operated terminals were transitioned to independent affiliates. During this transition, operating results for the third and fourth quarters of 2012 were adversely impacted in aggregate by $4.4 million of greater than expected operating costs and reduced profitability. During the first nine months of 2013, we recognized $0.4 million of additional transition costs.

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

August 2012 Asset Acquisition—Dunn’s Tank Service and Nassau Disposal, Inc.

On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Service, Inc. and the operating assets and rights of Nassau Disposal, Inc., (collectively “Dunn’s”), for an aggregate purchase price of $34.3 million paid in cash to expand our energy logistics business. Of the total $34.3 million, we allocated $12.2 million to property and equipment, $17.3 million to goodwill and $4.8 million to intangibles. The entire amount of goodwill is deductible for tax purposes. Dunn’s provides transportation services to the unconventional oil and gas industry primarily within the Woodford shale region, primarily providing various services for oil drilling and preparation and hauling flowback and production water for various energy customers. The results of Dunn’s have been included in our results since the date of acquisition, and are included in our energy logistics segment.

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

April 2012 Asset Acquisition—Trojan Vacuum Services

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”) to expand our energy logistics business. The purchase price was $8.7 million paid in cash at closing, plus $1.0 million payable in cash upon the satisfaction of certain operating and financial performance criteria. These criteria were satisfied and the full $1.0 million was paid in January 2013. Of the total $8.7 million, we allocated $4.1 million to property and equipment, $4.3 million to intangibles and $0.3 million to goodwill. The entire amount of goodwill is deductible for tax purposes. Trojan provides transportation service to the unconventional oil and gas frac shale industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers. The results of the Trojan acquisition have been included in our results since the date of acquisition and are included in our energy logistics segment.

March 2012 Common Stock Offering

On March 13, 2012, we sold 2.5 million shares of our common stock in an underwritten public offering, at a gross price of $13 per share, and received net proceeds, after underwriting fees and expenses, of approximately $30.5 million. Certain affiliates of Apollo Management, L.P. also sold 3.2 million shares in the offering. We used our net cash proceeds to repay outstanding borrowings under our ABL Facility.

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

Assets held-for-sale—We conducted a review of our fleet requirements during the second and third quarters of 2013. As a result of that review, we determined that there were a group of tractors and trailers which were in excess of our needs and which we classified as held-for-sale.

Goodwill and Intangible Assets—We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment arise, in accordance with FASB guidance. We evaluate goodwill for impairment by determining the fair value for each reporting unit, our chemical logistics segment, energy logistics segment and intermodal segment. These reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. As a result of our annual impairment test, we concluded an impairment charge of $55.7 million of which $55.2 million related to goodwill and $0.5 million related to intangibles was necessary at June 30, 2013, which was solely related to our energy logistics segment. There were no indicators of impairment in our chemical logistics segment or our intermodal segment.

We have evaluated at least quarterly whether indicators of impairment exist by reviewing our market capitalization. There were no indications from our quarterly reviews that a triggering event had occurred since the prior period’s goodwill impairment test at June 30, 2013 through the quarter ended September 30, 2013.

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

The income approach uses a 5-year discounted debt-free cash flow analysis to measure fair value by estimating the present value of future economic benefits. To perform the discounted debt-free cash flow analysis, we develop a pro forma analysis of each reporting unit to estimate future available debt-free cash flow and discount estimated debt-free cash flow by an estimated industry weighted average cost of capital based on the same comparable companies used in the market approach. Per the FASB guidance, the weighted average cost of capital is based on inputs (e.g., capital structure, risk, etc.) from a market participant’s perspective and not necessarily from the reporting unit or QDI’s perspective. Future cash flow is projected based on assumptions for our economic growth, industry expansion, future operations and the discount rate, all of which require significant judgments by management.

The cost approach estimates the fair value by quantifying the amount of money that would be required to repurchase or reproduce the asset under review. The estimates are developed multiples from publicly available transactional data of acquired comparable target companies.

After computing a separate business enterprise value under the income approach, market approach and cost approach, we apply a weighting to them to derive the business enterprise value of the reporting unit. For energy logistics, income approach, market approach and cost approach were weighted 50%, 25% and 25%, respectively, in the analysis performed at June 30, 2013. For intermodal, income approach, market approach and cost approach were weighted 50%, 40% and 10%, respectively. The weightings are evaluated each time a goodwill impairment assessment is performed and give consideration to the relative reliability of each approach at that time. Based on these weightings we concluded a business enterprise value for each reporting unit. We then added the fair value of the identifiable assets and liabilities of the reporting unit to the concluded business enterprise value to derive an implied fair value of the reporting unit. The implied fair value is compared to the reporting unit’s carrying value of total assets. Upon completion of the analysis in step one, we determined that the carrying amount of our energy logistics reporting unit exceeded its fair value, requiring a step two analysis to be performed for this reporting unit, and we determined that the fair value of our intermodal reporting unit exceeded its carrying amount; therefore, not requiring a step two analysis.

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

The methodology applied in the analysis performed at June 30, 2013 was consistent with the methodology applied in prior years, but was based on updated assumptions, as appropriate. During the second quarter of 2013, we determined that our expectations for revenue and profitability were lower than original estimates used when our acquisitions were made in 2012. Estimates of future cash flows used in the analysis performed at June 30, 2013 are lower than those used in the prior-year analysis. In addition, our weighted average cost of capital used in the analysis at June 30, 2013 was higher than that used in 2012 due to an increase in the reporting unit risk premium coupled with the market-driven inputs to weighted average cost of capital. The discount rates utilized in the analysis also reflect market-based estimates of the risks associated with the projected cash flows of individual reporting units and were increased from the prior-year analysis to reflect increased risk due to current volatility in the economic environment.

If there are changes to the methods used to allocate carrying values, if management’s estimates of future operating results change, if there are changes in the identified reporting units or if there are changes to other significant assumptions, the estimated carrying values for each reporting unit and the estimated fair value of our goodwill could change significantly, and could result in future impairment charges which could materially impact our results of operations and financial condition.

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

RESULTS OF OPERATIONS

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Transportation	72.9%	72.1%	72.5%	70.8%
Service revenue	13.7	14.2	13.9	14.3
Fuel surcharge	13.4	13.7	13.6	14.9

Total operating revenues	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Purchased transportation	65.0	64.4	63.4	66.6
Compensation	10.4	10.1	10.8	9.2
Fuel, supplies and maintenance	11.1	10.8	11.3	9.1
Depreciation and amortization	2.7	2.7	2.8	2.3
Selling and administrative	3.5	3.7	3.4	4.0
Insurance costs	2.0	2.0	1.9	1.9
Taxes and licenses	0.5	0.4	0.5	0.3
Communication and utilities	0.4	0.4	0.4	0.4
(Gain) loss on disposal of property and equipment	(0.4)	0.2	(0.4)	0.0
Impairment charges	0.0	0.0	7.9	0.0

Total operating expenses	95.2	94.7	102.0	93.8

Operating income (loss)	4.8	5.3	(2.0)	6.2

Interest expense	3.5	3.5	3.4	3.5
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Write-off of debt issuance costs	0.0	0.0	0.1	0.0
Other income, net	0.0	(0.1)	(1.0)	0.0

Income (loss) before income taxes	1.4	2.0	(4.4)	2.8
Provision for (benefit from) income taxes	0.2	(2.1)	(1.7)	(4.2)

Net income (loss)	1.2%	4.1%	(2.7%)	7.0%

The following table shows the number of terminals, drivers, tractors, trailers and energy logistics equipment that we manage (including independent affiliates and independent owner-operators) as of September 30:

	2013	2012
Terminals (1)	110	111
Drivers (2)	3,415	3,223
Tractors	2,897	2,941
Trailers (3)	5,259	5,248
Energy logistics equipment (4)	1,335	1,360

(1)	See the following table for terminals by segment.
(2)	Includes approximately 700 and 600 drivers for the energy logistics business segment as of September 30, 2013 and 2012, respectively.
(3)	Excludes approximately 1,500 chassis used in our intermodal business segment as of September 30, 2013 and 2012.
(4)	Includes tractors, trailers and combination equipment.

Our network terminals and facilities consisted of the following as of September 30:

	2013 Terminals	2012 Terminals
Chemical logistics independent affiliate trucking terminals	84	83
Chemical logistics company-operated trucking terminals	4	9
Energy logistics independent affiliate energy terminals	6	2
Energy logistics company-operated energy terminals	7	8
Intermodal container services terminals/depots	9	9

Total	110	111

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

For the quarter ended September 30, 2013, total revenues were $235.7 million, an increase of $13.6 million, or 6.1%, from revenues of $222.1 million for the same period in 2012. Transportation revenue increased by $11.8 million, or 7.4%, primarily due to an increase in energy logistics revenue of $5.7 million due to expanded operations in certain shales. In addition, we had an increase of $4.9 million in our chemical logistics business due to increased pricing and higher volumes, and we had an increase of $1.2 million in our intermodal business due to stronger demand for ISO container shipments.

Service revenue increased $0.6 million, or 2.0%. This increase was primarily due to an increase in our intermodal depot services revenue of $1.3 million due to an increase in demand for ISO container shipments, offset by a reduction in our energy logistics business of $0.8 million primarily due to a reduction in disposal well revenue. Our chemical logistics service revenue remained flat.

Fuel surcharge revenue increased $1.2 million, or 3.8%, primarily due to an increase in our chemical logistics business of $0.8 million and an increase of $0.7 million in our intermodal business partially offset by a decrease in our energy logistics business of $0.3 million. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers. Most of these programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs is included in purchased transportation.

Purchased transportation increased $10.1 million, or 7.1%, due to an increase of $6.8 million in costs related to servicing our chemical logistics business. In addition, we had an increase of $2.5 million in costs related to servicing our energy logistics market, and we had an increase of $0.8 million in costs related to servicing our intermodal business. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased slightly to 75.3% for the current quarter versus 75.1% for the prior-year quarter. Our independent affiliates generated 91.8% of our chemical logistics transportation revenue and fuel surcharge revenue for the three months ended September 30, 2013 compared to 89.2% for the comparable prior-year period. During the 2013 and 2012 periods, we paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue.

During the three months ended September 30, 2013, hauling for the energy market was performed primarily by company-operated terminals and independent affiliates and, in some cases, by independent third-party carriers. During this period, company-operated terminals generated approximately 63% of energy logistics revenue, and independent affiliates and third-party carriers generated approximately 37%. During the quarter ended September 30, 2012, company-operated terminals generated approximately 88% of energy logistics revenue, and independent affiliates and third-party carriers generated approximately 12%. We typically pay these independent contractors between 70% and 95% of transportation revenue depending on their type of association with the Company. We expect the percentage of revenues generated by independent affiliates to increase over time if we successfully affiliate more of our company-operated terminals or establish new independent affiliate-operated terminals.

Compensation expense increased by $1.9 million, or 8.5%, due primarily to an increase of $1.4 million in our energy logistics business due to increased transportation revenue and an increase in our chemical logistics business of $0.3 million. Compensation expense in our intermodal business increased $0.2 million.

Fuel, supplies and maintenance increased $2.1 million, or 8.8%, due primarily to an increase of $1.6 million related to our energy logistics business due to increased maintenance costs of $1.3 million and an increase in equipment rent of $0.3 million. We had an increase of $0.7 million related to our intermodal business due to an increase in maintenance costs of $0.5 million and an increase in equipment rent of $0.2 million. In addition, we had a decrease of $0.2 million related to our chemical logistics business resulting from a decrease in fuel costs of $0.5 million offset by an increase in equipment rent expense of $0.3 million.

Depreciation and amortization expense increased $0.3 million, or 4.6%, primarily due to an increase in depreciation in our energy logistics business offset by a slight decrease in amortization expense for acquired intangible assets.

Selling and administrative expenses increased $0.1 million, or 0.9%, primarily due to an increase in our energy logistics business of $0.4 million. This increase was offset by a decrease of $0.3 million in our chemical logistics business.

Insurance costs increased $0.2 million, or 5.3%, due to an increase in the volume of claims. As a percentage of revenue, insurance expense was slightly below the Company’s target range of 2% to 3% of total revenue.

For the quarter ended September 30, 2013, we recognized a gain on disposal of revenue equipment of $1.0 million. For the quarter ended September 30, 2012, we recognized a loss on disposal of revenue equipment of $0.4 million.

For the quarters ended September 30, 2013 and 2012, operating income was $11.6 million in both periods.

Interest expense increased by $0.5 million, or 6.5%, in the quarter ended September 30, 2013, primarily due to the $0.7 million premium paid on the redemption of a portion of our 2018 Notes.

The provision for income taxes was $0.5 million for the quarter ended September 30, 2013, compared to a benefit from income taxes of $4.6 million for the same period in 2012. The effective tax rates for the quarter ended September 30, 2013 and 2012 were a tax expense of 14.8% and a tax benefit of more than 100%, respectively. The effective tax rate for the current quarter was different from our statutory rate primarily due to favorable state tax adjustment. The effective tax rate for the same period in 2012 was impacted by a release of $4.9 million of our deferred tax valuation allowance.

For the quarter ended September 30, 2013, we had net income of $2.8 million compared to net income of $8.9 million for the same period in 2012 as a result of the above-mentioned items.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Comparability for the nine months ended September 30, 2013 to the nine months ended September 30, 2012 is affected by acquisitions consummated in 2012. In April 2012, we acquired certain operating assets of Trojan, in June 2012, we acquired certain operating assets of Bice, and in August 2012, we acquired certain operating assets of Dunn’s. Trojan, Bice and Dunn’s are collectively referred to as the “2012 Energy Acquisitions” and are included in our energy logistics segment.

For the nine months ended September 30, 2013, total revenues were $704.4 million, an increase of $77.7 million, or 12.4%, from revenues of $626.7 million for the same period in 2012. Transportation revenue increased $66.7 million, or 15.0%, primarily due to an increase in new energy logistics revenue of $50.2 million, of which $38.5 related to the 2012 Energy Acquisitions. In addition, we had an increase of $13.6 million in our chemical logistics revenue due to increased pricing and higher volumes, and an increase of $2.9 million in our intermodal business due to an increase in demand for ISO container shipments.

Service revenue increased $8.8 million, or 9.8%. This increase was primarily due to an increase in our intermodal depot services of $4.7 million, higher energy logistics revenue of $3.5 million, of which $2.3 million was due to the 2012 Energy Acquisitions, and an increase in our chemical logistics business of $0.6 million.

Fuel surcharge revenue increased $2.2 million, or 2.3%, primarily due to an increase in our chemical logistics business of $1.6 million and an increase of $1.0 million in our intermodal business, partially offset by a decrease in our energy logistics business of $0.4 million. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers. As a result, most of these programs typically involve a specified computation based on the changes in fuel prices, and some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs is included in purchased transportation.

Purchased transportation increased $29.2 million, or 7.0%, due to an increase of $21.3 million in costs related to servicing the energy logistics market, of which $14.4 million was due to the 2012 Energy Acquisitions. Purchased transportation also increased $7.1 million related to our chemical logistics business and $0.8 million related to our intermodal business. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 73.7% for the nine months ended September 30, 2013 versus 77.7% for the same period in 2012. Our independent affiliates generated 89.1% of our chemical logistics transportation revenue and fuel surcharge revenue for the nine months ended September 30, 2013 compared to 91.1% for the comparable prior-year period. This decrease resulted primarily from the change in mix from independent affiliate trucking terminals to company-operated terminals. During the 2013 and 2012 periods, we paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue.

During the first nine months of 2013, hauling for the energy market was performed by company-operated terminals, independent affiliates and independent third-party carriers. In the first nine months of 2013, company-operated terminals generated approximately 71% of the energy logistics revenue, and independent affiliates and third-party carriers generated approximately 29%. In the first nine months of 2012, company-operated terminals generated approximately 82% of the energy logistics revenue and independent affiliates and third-party carriers generated approximately 18%. We typically pay these independent contractors between 70% and 95% depending on their type of association with the company.

Compensation expense increased $18.7 million, or 32.5%, due to an increase of $12.7 million in our energy logistics business, of which $10.4 million was due to the 2012 Energy Acquisitions, an increase of $5.3 million in our chemical logistics business due to an increase in company-operated terminals, prior to their re-affiliation beginning in the second quarter of 2013, and an increase in our intermodal business of $0.7 million.

Fuel, supplies and maintenance increased $22.6 million, or 39.6%, due to an increase of $14.4 million related to our energy logistics business, of which $11.6 million was due to the 2012 Energy Acquisitions. We had an increase of $6.4 million related to our chemical logistics business resulting primarily from an increase in fuel costs of $2.4 million, an increase in equipment rent expense of $2.8 million, and an increase in repairs and maintenance expense and other terminal costs of $1.2 million, primarily at our company-operated terminals. In addition, we had an increase of $1.8 million related to our intermodal business primarily due to an increase in maintenance costs of $1.0 million, an increase in equipment rent of $0.5 million and an increase in fuel costs of $0.3 million.

Depreciation and amortization expense increased $5.3 million, or 36.6%, primarily due to an increase in depreciation in our energy logistics business and an increase in amortization expense for acquired intangible assets. We expect our depreciation and amortization expense to continue to be higher in 2013 than in 2012 as energy logistics equipment and intangible assets acquired during 2012 are depreciated and amortized, respectively, for a full twelve months.

Selling and administrative expenses decreased $0.9 million, or 3.6%, primarily due to a decrease in our chemical logistics business of $3.7 million which is due to a reduction in acquisition-related costs and professional fees. We had an increase in our energy logistics business of $2.4 million, most of which was due to the 2012 Energy Acquisitions, and we had an increase of $0.4 million in our intermodal business.

Insurance costs increased $1.7 million, or 14.9%, due to an increase in claims in our energy logistics business. As a percentage of revenue, insurance expense was slightly below the Company’s target range of 2% to 3% of total revenue.

Taxes and licenses increased $1.2 million, or 53.1%, due to an increase in chemical logistics of $0.4 million, energy logistics of $0.4 million and intermodal of $0.4 million.

For the nine months ended September 30, 2013, we recognized a net gain on disposal of property and equipment of $2.5 million which was comprised of a gain of $2.6 million on the sale of property offset by a net loss of $0.1 million on the disposal of revenue equipment. For the nine months ended September 30, 2012, we recognized a gain on disposal of revenue equipment of less than $0.1 million.

For the nine months ended September 30, 2013, we recorded a non-cash impairment charge to goodwill and intangibles in the amount of $55.7 million as a result of our annual impairment analysis performed as of June 30, 2013. The charge related to our energy logistics segment. Further information regarding our impairment analysis is included in our Critical Accounting Policies and Estimates regarding Goodwill and Intangible Assets.

For the nine months ended September 30, 2013, we incurred an operating loss of $14.6 million compared to operating income of $38.9 million for the same period in 2012. The decrease was primarily due to the non-cash impairment charge described above.

Interest expense increased $1.7 million, or 7.9%, in the nine months ended September 30, 2013, primarily due to an increase in our weighted average ABL Facility borrowings which were primarily used to fund the 2012 Energy Acquisitions and the $0.7 million premium paid on the redemption of a portion of our 2018 Notes. We expect our interest expense for 2013 to continue to be higher than in the comparable period of 2012 due to higher average debt balances.

Other income of $7.3 million for the nine months ended September, 30, 2013 consists primarily of adjustments to our liability for contingent consideration payments related to the acquisition of Bice.

The benefit from income taxes was $11.7 million for the nine months ended September 30, 2013, compared to a benefit from income taxes of $26.6 million for the same period in 2012. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 37.8% and more than 100%, respectively. The effective tax rate for the nine months ended September 30, 2013 was different from our statutory rate due to a partial release of the foreign tax credit valuation allowance. The effective tax rate in the same period in 2012 was impacted by a release of $27.7 million in the aggregate of our deferred tax valuation allowance.

For the nine months ended September 30, 2013, we incurred a net loss of $19.2 million compared to net income of $44.4 million for the same period in 2012 as a result of the above-mentioned items.

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

Summarized segment operating results are as follows (in thousands):

	Three Months Ended September 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$112,704	$40,819	$18,376	$171,899
Service revenue	17,546	2,264	12,359	32,169
Fuel surcharge	27,049	—	4,554	31,603

Total operating revenue	157,299	43,083	35,289	235,671

Segment revenue % of total revenue	66.7%	18.3%	15.0%	100.0%
Segment operating income	8,879	2,432	5,610	16,921
Depreciation and amortization	2,861	2,603	854	6,318
Other (income) expense	(2,647)	1,648	(15)	(1,014)

Operating income (loss)	$8,665	$(1,819)	$4,771	$11,617

	Three Months Ended September 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$107,773	$35,144	$17,162	$160,079
Service revenue	17,414	3,043	11,093	31,550
Fuel surcharge	26,252	299	3,898	30,449

Total operating revenue	151,439	38,486	32,153	222,078

Segment revenue % of total revenue	68.2%	17.3%	14.5%	100.0%
Segment operating income	9,718	4,041	4,257	18,016
Depreciation and amortization	2,795	2,359	885	6,039
Other expense (income)	68	302	(10)	360

Operating income (expense)	$6,855	$1,380	$3,382	$11,617

	2013 vs 2012		Chemical Logistics	Energy Logistics	Intermodal	Total
Segment operating revenues	$	change	$5,860	$4,597	$3,136	$13,593
	%	change	3.9%	11.9%	9.8%	6.1%
Segment operating revenues (excluding fuel surcharge)	$	change	$5,063	$4,896	$2,480	$12,439
	%	change	4.0%	12.8%	8.8%	6.5%
Segment operating (loss) income	$	change	$(839)	$(1,609)	$1,353	$(1,095)
	%	change	(8.6)%	(39.8)%	31.8%	(6.1)%

	Nine Months Ended September 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$334,978	$120,321	$55,241	$510,540
Service revenue	50,861	8,685	38,782	98,328
Fuel surcharge	81,500	273	13,748	95,521

Total operating revenue	467,339	129,279	107,771	704,389

Segment revenue % of total revenue	66.3%	18.4%	15.3%	100%
Segment operating income	28,859	9,991	19,448	58,298
Depreciation and amortization	8,754	8,496	2,490	19,740
Impairment charges (1)	—	55,692	—	55,692
Other (income) expense	(5,815)	3,244	59	(2,512)

Operating income (loss)	$25,920	$(57,441)	$16,899	$(14,622)

	Nine Months Ended September 30, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$321,355	$70,122	$52,327	$443,804
Service revenue	50,307	5,174	34,088	89,569
Fuel surcharge	79,944	625	12,784	93,353

Total operating revenue	451,606	75,921	99,199	626,726

Segment revenue % of total revenue	72.1%	12.1%	15.8%	100.0%
Segment operating income	29,694	9,037	14,616	53,347
Depreciation and amortization	8,229	3,623	2,600	14,452
Other (income) expense	(276)	324	(52)	(4)

Operating income	$21,741	$5,090	$12,068	$38,899

	2013 vs 2012		Chemical Logistics	Energy Logistics	Intermodal	Total
Segment operating revenues	$	change	$15,733	$53,358	$8,572	$77,663
	%	change	3.5%	70.3%	8.6%	12.4%

Segment operating revenues (excluding fuel surcharge)	$	change	$14,177	$53,710	$7,608	$75,495
	%	change	3.8%	71.3%	8.8%	14.2%
Segment operating (loss) income	$	change	$(835)	$954	$4,832	$4,951
	%	change	(2.8)%	10.6%	33.1%	9.3%

(1)	Includes an impairment charge of $55.2 million of goodwill and $0.5 million of intangible assets related to our energy logistics segment.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operating revenue:

Chemical Logistics—revenues increased $5.9 million, or 3.9%, for the quarter ended September 30, 2013 compared to the same period for 2012, primarily due to an increase in transportation revenue of $4.9 million, which was driven by increased pricing and higher volumes. Chemical logistics shipment demand continues to be strong. In addition, fuel surcharge revenue increased $0.8 million due to increased transportation revenue, and service revenue increased by $0.2 million due primarily to increased trailer rent. Driver counts were slightly higher in the 2013 period due to continued aggressive focus on recruiting and retention; however, industry-wide tightness in driver capacity could limit our ability to meet increasing customer demand for the remainder of 2013.

Energy Logistics—revenues increased $4.6 million, or 11.9%, for the quarter ended September 30, 2013 primarily due to organic growth in the Eagle Ford shale region and the on-boarding of the new Marcellus independent affiliate. These increases were partially offset by reduced asset utilization in our Woodford shale operations and by slower customer drilling activity in the Bakken shale region, which resulted in lower fresh and disposal water transportation volumes.

Intermodal—revenues increased $3.1 million, or 9.8%, for the quarter ended September 30, 2013 compared to the same period in 2012, due to increases in trucking revenue, as well as stronger storage, rental and service revenue. Demand for ISO container shipments continues to be favorable, which has resulted in increases in trucking volumes and related service activity.

Segment operating income:

Chemical Logistics—operating income decreased $0.8 million, or 8.6%, for the quarter ended September 30, 2013 compared to the same period in 2012 primarily due to higher equipment lease expense and incremental depreciation expense from the independent affiliate asset acquisition in the fourth quarter of 2012. The company-operated terminals we took over from the independent affiliate conversion in the third quarter of last year negatively impacted our margins during 2013. While we have now re-affiliated these terminals to existing independent affiliates, future margin improvements on these locations will not be realized until mid-2014 as we provided certain financial incentives to accelerate the conversions.

Energy Logistics—operating income decreased $1.6 million, or 39.8%, for the quarter ended September 30, 2013 primarily due to reduced margins in our Woodford shale region from high asset repositioning costs and aggressive rationalization programs and our Bakken shale region due to lower than expected profitability. These were offset by improvement in our Eagle Ford and Marcellus shale regions. We have plans in place to affiliate our Oklahoma operations in early 2014.

Intermodal—operating income increased $1.4 million, or 31.8%, for the quarter ended September 30, 2013 compared to the same period in 2012, due primarily to increased storage and service revenues which typically carry higher margins, profitability increases in our Northeast region, and the non-recurrence of steep equipment repair costs which impacted the prior-year period.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Comparability for the nine months ended September 30, 2013 to the nine months ended September 30, 2012 is affected by acquisitions consummated in 2012. In April 2012, we acquired certain operating assets of Trojan, in June 2012, we acquired certain operating assets of Bice, and in August 2012, we acquired certain operating assets of Dunn’s. Trojan, Bice and Dunn’s are collectively referred to as the “2012 Energy Acquisitions” and are included in our energy logistics segment.

Operating revenue:

Chemical Logistics—revenues increased $15.7 million, or 3.5%, for the nine months ended September 30, 2013 compared to the same period for 2012 primarily due to an increase in transportation revenue of $13.6 million which was driven by increased pricing and higher volumes. Chemical logistics shipment demand continues to be strong. We had an increase of $1.6 million in fuel surcharge revenue due to increased transportation revenue and an increase in service revenue of $0.6 million due primarily to increased trailer rent. Driver counts were slightly higher in 2013 due to continued aggressive focus on recruiting and retention; however, industry-wide tightness in driver capacity could limit our ability to meet increasing customer demand for the remainder of 2013.

Energy Logistics—revenues increased $53.4 million, or 70.3%, for the nine months ended September 30, 2013 due to our 2012 Energy Acquisitions, revenue from the strong and growing Eagle Ford shale region and the on-boarding of the new Marcellus independent affiliate. These increases were partially offset by lower customer drilling activity in the Bakken shale region which resulted in a decline in fresh and disposal water transportation revenues and reduced asset utilization in our Oklahoma operations.

Intermodal—revenues increased $8.6 million, or 8.6%, for the nine months ended September 30, 2013 compared to the same period in 2012 due to continued strong demand for ISO container shipments which has led to increases in trucking volumes and a stable to upward environment for pricing. Revenue increases were also the result of strong storage, rental and service revenue.

Operating income:

Chemical Logistics—operating income decreased $0.8 million, or 2.8%, for the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to higher equipment lease expense, higher medical claims and incremental depreciation expense from the independent affiliate asset acquisition in the fourth quarter of 2012. These decreases were offset by a reduction in professional fees related to the 2012 Energy Acquisitions. The company-operated terminals we took over from the independent affiliate conversion in the third quarter of last year negatively impacted our margins during 2013. While we have now re-affiliated these terminals to existing independent affiliates, future margin improvements on these locations will not be realized until mid-2014 as we provided certain financial incentives to accelerate the conversions.

Energy Logistics—operating income increased $1.0 million, or 10.6%, for the nine months ended September 30, 2013 primarily due to the 2012 Energy Acquisitions, growth in our Eagle Ford shale business and the affiliation of our Marcellus shale business. Growth in operating income over the prior-year period was limited by reduced profitability within the Bakken region, costs associated with the reorganization of this segment including closure of our command center operations in the Marcellus shale, reduced asset utilization in Oklahoma and high equipment repositioning costs.

Intermodal—operating income increased $4.8 million, or 33.1%, for the nine months ended September 30, 2013 compared to the same period in 2012 due primarily to increased storage and service revenues which carry higher margins, profitability increases in our Northeast region and the non-recurrence of steep equipment repair costs which impacted the prior year period.

Liquidity and Capital Resources

Our primary cash needs consist of debt service, working capital, capital expenditures, acquisitions and share repurchases. Our working capital needs depend upon the timing of our collections from customers and payments to others, as well as our capital and operating lease payment obligations. Our capital expenditures primarily relate to acquiring tractors and trailers to grow and maintain the chemical and energy logistics fleet. We reduce our capital expenditure requirements for our chemical logistics and energy logistics businesses by utilizing independent affiliates and independent owner-operators.

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For the nine months ending September 30, 2013, capital expenditures were $19.2 million and proceeds from sales of property and equipment were $18.0 million. We generally expect our sustaining capital expenditures, net of proceeds from property and equipment sales, to be approximately 1% to 2% of operating segment revenues annually. We expect net capital expenditures to be approximately $4.0 to $6.0 million for 2013. Some of our independent affiliates who are engaged with us in the chemical logistics or energy logistics markets may at times purchase some portion of this equipment from us. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses or other factors.

Debt service currently consists of required interest payments on the outstanding balance of our ABL Facility, our Term Loan and our outstanding 2018 Notes, as well as acquisition-related indebtedness. We have no major debt maturities prior to August 2016, when our ABL Facility matures. We may from time to time repurchase or redeem additional amounts of our outstanding debt or may repurchase outstanding shares of our common stock. Our Board of Directors has approved a share repurchase program for up to $15.0 million in shares of our common stock, of which $6.9 million remained available at September 30, 2013. Separately, we have a long-term goal to reduce the outstanding amount of our indebtedness and reduce our interest expense. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

Our primary sources of liquidity for operations during the 2013 and 2012 periods have been cash flow from operations and borrowing availability under the ABL Facility. At September 30, 2013, we had $82.4 million of borrowing availability under the ABL Facility. We periodically make business acquisitions with cash as part or all of the consideration. Some acquisitions provide us with new assets to pledge under our ABL Facility and increase our borrowing capacity. Further, we increased our maximum borrowing capacity under the ABL Facility by amendment on September 27, 2012. Our ABL Facility was amended again on June 14, 2013 to provide for a $17.5 million Term Loan, which was fully funded on July 15, 2013. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. Proceeds from the Term Loan, together with additional borrowings under our ABL Facility, were used to fund the redemption of $22.5 million in original principal amount of our 2018 Notes on July 15, 2013.

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

Cash Flows

The following summarizes our cash flows for the nine months ended September 30, 2013 and 2012 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Nine months ended September 30,
	2013	2012
Net cash and cash equivalents provided by operating activities	$39,351	$8,569
Net cash and cash equivalents used in investing activities	(3,032)	(115,190)
Net cash and cash equivalents (used in) provided by financing activities	(35,761)	105,496

Net increase (decrease) in cash and cash equivalents	558	(1,125)
Cash and cash equivalents at beginning of period	2,704	4,053

Cash and cash equivalents at end of period	$3,262	$2,928

Net cash provided by operating activities was $39.4 million for the nine-month period ended September 30, 2013, compared to $8.6 million provided by operating activities in the comparable 2012 period. The $30.8 million increase in cash provided by operating activities was primarily due to higher net collections of receivables primarily from our energy logistics business. In addition, the increase in other assets for the current period was less than in the prior-year period when we issued $6.3 million in notes to a former independent affiliate.

Net cash used in investing activities totaled $3.0 million for the nine-month period ended September 30, 2013, compared to $115.2 million used in the comparable 2012 period. The $112.2 million reduction in cash used in investing activities was due primarily to the 2012 Energy Acquisitions of $95.2 million. In the 2013 period, we had increased proceeds from sales of property and equipment of $10.5 million and reduced capital expenditures of $8.3 million. In addition, we acquired a customer list for $1.0 million and paid $1.0 million of contingent consideration for Trojan.

Net cash used in financing activities was $35.8 million during the nine-month period ended September 30, 2013, compared to $105.5 million provided by financing activities in the comparable 2012 period. In the 2013 period, we received proceeds of $17.5 million from a new Term Loan under our ABL Facility which was utilized towards the partial redemption of $22.5 million of our 2018 Notes. In addition, cash flow from operations and property and equipment sales enabled us to pay down $19.7 million of our existing ABL Facility. We also paid down $5.4 million of other debt and capital lease obligations, funded share repurchases of $4.5 million and paid $0.9 million of financing costs associated with our new Term Loan and ABL Facility amendment. In the 2012 period, increased net borrowings of $80.2 million under our ABL Facility, and net cash received from our equity offering of approximately $30.5 million, were utilized to fund the 2012 Energy Acquisitions and to pay down $6.8 million of other debt and capital lease obligations and to pay financing fees of $0.8 million in connection with our ABL Facility and the October 2012 amendment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources, all within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at September 30, 2013 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2013	Years 2014 & 2015	Years 2016 & 2017	Thereafter 2018
Operating leases (1)	$95,816	$6,040	$42,103	$38,677	$8,996
Total indebtedness (2)(3)	387,799	1,049	17,295	166,955	202,500
Capital leases	2,244	432	1,630	182	—
Interest on indebtedness (4)	118,309	6,520	50,986	44,139	16,664

Total contractual cash obligations (5)(6)(7)(8)	$604,168	$14,041	$112,014	$249,953	$228,160

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters.

We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.

(2)	Includes aggregate unamortized discount of $1.0 million related to the 2018 Notes.

(3)	Assumes repayment of the principal amount of the Term Loan in equal quarterly amounts beginning on the 12-month anniversary of the Term Loan.
(4)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of September 30, 2013 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of September 30, 2013 will remain in effect until maturity.
(5)	Excludes long-term pension obligations as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of September 30, 2013, obligations of $18.6 million were reflected in the Consolidated Balance Sheet. This amount represented our unfunded status of such plans, which is the difference between our projected benefit obligation and the fair value of plan assets, as of such date. See Note 8 of the Notes to Consolidated Financial Statements.
(6)	Excludes liabilities associated with environmental matters as we are unable to reasonably estimate the ultimate amount or timing of settlement of such liabilities. Liabilities of $9.0 million, which represent our reserves for environmental compliance and remediation, were reflected in the Consolidated Balance Sheet as of September 30, 2013. See Note 15 of the Notes to Consolidated Financial Statements.
(7)	Excludes accrued loss and damage claims as we are unable to reasonably estimate the ultimate amount or timing of settlement of such claims. As of September 30, 2013, accrued loss and damage claims of $18.1 million, which represented the balance of our reserves for such liabilities, were reflected in the Consolidated Balance Sheet.
(8)	Excludes liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement of such positions. See Note 12 of the Notes to Consolidated Financial Statements.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Capital lease obligations	$2,244	$6,038
ABL Facility	141,500	161,200
Term Loan	17,500	—
9.875% Second-Priority Senior Secured Notes, due 2018	202,500	225,000
5% Subordinated Acquisition Notes	21,300	21,300
Other Notes	4,999	6,533

Long-term debt, including current maturities	390,043	420,071
Discount on Notes	(1,006)	(1,265)

	389,037	418,806
Less current maturities of long-term debt (including capital lease obligations)	(8,842)	(7,831)

Long-term debt, less current maturities (including capital lease obligations)	$380,195	$410,975

Debt Retirement

The following is a schedule of our indebtedness at September 30, 2013 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
Capital lease obligations	$432	$1,297	$333	$106	$76	$—	$2,244
ABL Facility	—	—	—	141,500	—	—	141,500
Term Loan (1)	—	5,833	7,778	3,889	—	—	17,500
9.875% Second-Priority Senior Secured Notes, due 2018 (2)	—	—	—	—	—	202,500	202,500
5% Subordinated Acquisition Notes	—	—	—	—	21,300	—	21,300
Other Notes	1,049	2,600	1,084	266	—	—	4,999

Total	$1,481	$9,730	$9,195	$145,761	$21,376	$202,500	$390,043

(1)	Assumes repayment of the principal amount of the Term Loan in equal quarterly amounts beginning on the 12-month anniversary of the Term Loan.
(2)	Amounts do not include the remaining unamortized original issue discount of $1.0 million related to the 2018 Notes.

The following is a schedule of our debt issuance costs (in thousands) as of September 30, 2013:

	December 31, 2012	Write-off of Issuance Costs	Additional Debt Issuance Costs	2013 Amortization Expense	September 30, 2013
ABL Facility	$4,845	$—	$416	$(1,137)	$4,124
Term Loan	—	—	519	(52)	467
9.875% Second-Priority Senior Secured Notes, due 2018	4,665	(420)	—	(619)	3,626

Total	$9,510	(420)	$935	$(1,808)	$8,217

Amortization expense of deferred issuance costs was $0.6 million and $0.5 million for each of the three months ending September 30, 2013 and 2012, respectively, and is included in interest expense. Amortization expense of deferred issuance costs was $1.8 million and $1.6 million for each of the nine months ending September 30, 2013 and 2012, respectively, and is included in interest expense. We are amortizing these costs over the term of the debt instruments.

The ABL Facility

Revolving Credit Facility

Our ABL Facility provides for a revolving credit facility with a maturity of August 19, 2016. On September 27, 2012, our maximum borrowing capacity under the facility was increased from $250.0 million to $350.0 million. Borrowing availability under our ABL Facility did not change as a result of this amendment. Changes in borrowing availability result from increases or decreases in assets securing the ABL Facility. The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The ABL Facility is available for working capital needs and general corporate purposes, including permitted acquisitions. At September 30, 2013, we had $82.4 million of borrowing availability under the ABL Facility.

Borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at September 30, 2013 was 1.00% for base rate borrowings and 2.00% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding borrowings under the revolving credit facility of the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on borrowings under the revolving credit facility at September 30, 2013 was 2.2%.

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

Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility which was fully funded on July 15, 2013. Borrowings under the Term Loan bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at September 30, 2013 was 2.50% for base rate borrowings and 3.50% for LIBOR borrowings , with a potential step-down of 0.25% after 18 months if a senior secured leverage ratio is met. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates. Beginning no earlier than the 12-month anniversary of the Term Loan and no later than the 24-month anniversary of the Term Loan, we will be subject to mandatory repayment of the principal amount of the Term Loan in equal quarterly payments for the remainder of the maturity period. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. We may voluntarily repay the outstanding amount under the Term Loan at any time without premium or penalty, other than customary “breakage” costs with respect to the LIBOR loans. The interest rate on borrowings under the Term Loan at September 30, 2013 was 3.7%.

We recorded $0.5 million in debt issuance costs relating to the Term Loan. We are amortizing the debt issuance costs over the term of the Term Loan.

9.875% Second-Priority Senior Secured Notes Due 2018

On November 3, 2010, we issued $225.0 million aggregate principal amount of the 2018 Notes. With the proceeds of the issuance of the 2018 Notes, we repaid and redeemed certain of our previously outstanding notes and paid down a portion of our outstanding borrowings under the previous ABL Facility.

Interest on the 2018 Notes is payable at a rate of 9.875% per annum, semiannually on May 1 and November 1 of each year. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its 100%-owned domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first-lien obligations.

The 2018 Notes mature on November 1, 2018. Prior to November 1, 2014, we may redeem the 2018 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2018 Notes redeemed, plus accrued and unpaid interest to the redemption date, plus an additional “make-whole premium” intended to capture the value of holding the 2018 Notes through November 1, 2014, but not less than 1%. During any twelve-month period prior to November 1, 2014, we may also redeem up to 10% of the original aggregate principal amount of the 2018 Notes at a redemption price of 103%, plus accrued and unpaid interest to the redemption date. On or after November 1, 2014, we may redeem the 2018 Notes, in whole or in part, at the following prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on November 1 of the years set forth below:

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

On July 15, 2013, we redeemed a portion of the 2018 Notes in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium of $0.7 million. In the third quarter of 2013, $0.5 million of unamortized debt issuance costs related to this redemption were written off.

5% Subordinated Acquisition Notes

We issued promissory notes in an aggregate principal amount of $21.3 million as part of the consideration for the Bice acquisition. The promissory notes bear interest at a fixed rate of 5.0% per annum and mature June 1, 2017. Payments of interest only are scheduled for the end of each calendar quarter with principal payable in full at maturity. The promissory notes are unsecured and subordinated. The notes are non-negotiable and non-transferable and may be prepaid in whole or in part at any time without premium or penalty.

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

The indenture governing the 2018 Notes contains covenants that restrict, subject to certain exceptions, our ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of QDI’s common stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all assets; (viii) enter into certain transactions with affiliates; and (ix) designate subsidiaries as unrestricted subsidiaries. The indenture also provides certain customary events of default, which, if any of them occurs, may result in the principal, interest and any other monetary obligations on the then outstanding 2018 Notes becoming payable immediately.

The payment obligations under the ABL Facility are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility and obligations under certain hedging agreements and cash management obligations and certain other first lien obligations. We were in compliance with the covenants under the ABL Facility and the 2018 Notes at September 30, 2013.

Other Liabilities and Obligations

As of September 30, 2013, we had $23.9 million in outstanding letters of credit issued under the ABL Facility that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to support our claims paying capability. The letter of credit issued to our insurance administrator had a maximum draw amount of $20.0 million as of September 30, 2013. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $3.9 million of outstanding letters of credit as of September 30, 2013 relates to various other obligations.

In conjunction with certain third-party financing vendors, we have established a lease purchase program to enable certain independent owner-operators contracting with us to lease tractors from those third-party vendors. As part of this program, we have agreed with those third-party vendors to guarantee the lease payment obligations of participating owner-operators in certain circumstances. The amount of the remaining payments on all outstanding guaranteed leases was approximately $2.9 million as of September 30, 2013.

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

The ABL Facility and the indentures governing the 2018 Notes contain certain limitations on QD LLC’s ability to make distributions to QDI. We do not consider these restrictions to be significant, because QDI is a holding company with no significant operations or assets, other than ownership of 100% of QD LLC’s membership units. QD LLC’s direct and indirect 100%-owned subsidiaries are generally permitted to make distributions to QD LLC, which is the principal obligor under the ABL Facility and the 2018 Notes.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the nine months ended September 30, 2013, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the revolving credit facility of the ABL Facility, at QD LLC’s option, the applicable margin for borrowings at September 30, 2013 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. With respect to the Term Loan, the applicable margin for borrowings is 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% near the end of 2014 if a senior secured leverage ratio is met. The base rate under the ABL Facility is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%.

	Balance at September 30, 2013 ($ in 000s)	Interest Rate at September 30, 2013	Effect of 1% Increase ($ in 000s)
ABL Facility	$141,500	2.23%	$1,415
Term Loan	17,500	3.68%	175

Total	$159,000		$1,590

At September 30, 2013, a 1% increase in the current per annum interest rate would result in $1.6 million of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% increase in the rates under the ABL Facility and that the principal amount under both the revolving credit facility and the Term Loan is the amount outstanding as of September 30, 2013. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our option to elect the lowest of three different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 4.2% of our consolidated revenue for the nine months ended September 30, 2013 and 4.8% of our consolidated revenue for the nine months ended September 30, 2012. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ deficit. Our revenue results for the nine months ended September 30, 2013 were negatively impacted by $0.6 million in foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first nine months of 2013 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.3 million for the nine months ended September 30, 2013, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at September 30, 2013, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the three months and nine months ended September 30, 2013 and 2012, a majority of fuel costs were covered through fuel surcharges.

ITEM 4—Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Other than reported in “Item 3—Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2012, “Note 20. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 15. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business, and no material developments have occurred in any proceedings described in such Form 10-K.

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

As of September 30, 2013, we have repurchased approximately 1.2 million shares valued at $8.1 million under the Repurchase Program, with authority to repurchase an additional $6.9 million of shares. No shares were repurchased under the Repurchase Program during the three months ended September 30, 2013. However, shares were surrendered during the period by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards. Shares surrendered consisted of 662 shares during July 2013 at an average price per share of $10.37 and 914 shares during September 2013 at an average price per share of $9.38. For the three months ended September 30, 2013, a total of 1,576 shares were surrendered at an average price per share of $9.80.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Mine Safety Disclosures

Not applicable.

ITEM 5—Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”), and that CEVA may be deemed to be our affiliate, though this statement is not an admission of such. As a result, we may be required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Apollo has informed us that CEVA has provided them with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.

“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.

The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

ITEM 6—Exhibits

Exhibit No.	Description

3.1	Amendment to Amended and Restated By-Laws of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed August 15, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

November 7, 2013	/S/ GARY R. ENZOR
GARY R. ENZOR,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

November 7, 2013	/S/ JOSEPH J. TROY
JOSEPH J. TROY,
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)