Form 10-K
period 2013-12-31
QUALITY DISTRIBUTION INC
filed 2014-03-11
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2013 was $187.0 million (based on the closing sale price of $8.84 per share).

As of March 5, 2014, the registrant had 27,365,825 outstanding shares of Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Quality Distribution, Inc. Notice of Annual Meeting and Proxy Statement (“Proxy Statement”) for our Annual Meeting of Shareholders which will be held May 29, 2014. The Proxy Statement will be filed within 120 days of the end of the fiscal year ended December 31, 2013. (Part III of Form 10-K).

INTRODUCTION

In this Annual Report on Form 10-K, unless the context otherwise indicates, (i) the terms the “Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly-owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) the term “QD Capital” refers to our wholly-owned subsidiary, QD Capital Corporation, a Delaware corporation, (iv) the term “QCI” refers to our wholly-owned subsidiary, Quality Carriers, Inc., an Illinois corporation, (v) the term “Boasso” refers collectively to our wholly-owned subsidiary, Boasso America Corporation, a Louisiana corporation, and Boasso’s former wholly-owned subsidiary, Greensville Transport Company (“Greensville”), a Virginia corporation which has since been merged with and into Boasso, (vi) the term “QCER” refers collectively to our wholly-owned subsidiary, QC Energy Resources, Inc., a Delaware corporation, and its wholly-owned subsidiaries, QC Energy Logistics, LLC, a Delaware limited liability company, QC Energy Resources, LLC, a Delaware limited liability company, QC Energy Resources Northwest, LLC, a Delaware limited liability company, and QC Energy Resources Texas, LLC, a Delaware limited liability company, as well as our wholly-owned subsidiary QC Environmental Services, Inc., a North Dakota corporation, and (vii) the term “CLC” refers to our wholly-owned subsidiary, Chemical Leaman Corporation, a Pennsylvania corporation.

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report, along with other documents that are publicly disseminated by us, contains or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934. All statements included in this report and in any subsequent filings made by us with the SEC, other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future, are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “targets,” “model,” “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to,” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

•	the effect of local, national and international economic, credit, capital and labor market conditions on the economy in general, and on the particular industries in which we operate, including excess capacity in the industry, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements;

•	our substantial leverage and our ability to make required payments and comply with restrictions contained in our debt arrangements or to otherwise generate sufficient cash from operations or borrowings under our ABL Facility to fund our liquidity needs;

•	competition and rate fluctuations, including fluctuations in prices and demand for transportation services as well as for commodities such as natural gas and oil;

•	our reliance on independent affiliates and independent owner-operators;

•	our potential liability related to our financial support obligations for third-party equipment leasing programs;

•	reclassification of our independent contractors, such as our independent owner-operators, as a result of legislative, judicial or regulatory changes or for any other reason;

•	a shift away from or slowdown in production in the shale regions in which we have energy logistics operations;

•	our liability as a self-insurer to the extent of our deductibles as well as changing conditions and pricing in the insurance marketplace;

•	increased unionization, which could increase our operating costs or constrain operating flexibility;

•	changes in or our inability to comply with governmental regulations and legislative changes affecting the transportation industry generally or in the particular segments in which we operate;

•	federal and state legislative and regulatory initiatives, which could result in increased costs and additional operating restrictions upon us or our unconventional oil and gas (“UCO&G”) customers;

•	our ability to access and use our salt water disposal wells and other disposal sites and methods in our energy logistics business;

•	our ability to comply with current and future environmental regulations and the increasing costs relating to environmental compliance;

•	potential disruption at U.S. ports of entry;

•	diesel fuel prices and our ability to recover costs through fuel surcharges;

•	our ability to attract and retain qualified drivers;

•	terrorist attacks and the cost of complying with existing and future anti-terrorism security measures;

•	disruption of our technology and communications systems;

•	our dependence on senior management;

•	the potential loss of our ability to use net operating losses to offset future income;

•	potential future impairment charges;

•	our ability to successfully identify acquisition opportunities, consummate such acquisitions and successfully integrate acquired businesses, converted affiliates and new affiliates and achieve the anticipated benefits and synergies of acquisitions and conversions, the effects of the acquisitions and conversions on the acquired businesses’ existing relationships with customers, governmental entities, affiliates, owner-operators and employees, and the impact that acquisitions and conversions could have on our future financial results and business performance and other future conditions in the market and industry from the acquired businesses;

•	our ability to execute plans to profitably operate in the transportation business and disposal well business within the energy logistics market;

•	our success in entering new markets;

•	adverse weather conditions;

•	disruptions of our information technology and communications systems;

•	changes in health insurance benefit regulations;

•	our liability for our proportionate share of unfunded vested benefit liabilities, particularly in the event of our withdrawal from any of our multi-employer pension plans;

•	the assumptions underlying our expectations of financial results in 2014; and

•	changes in planned or actual capital expenditures due to operating needs, changes in regulation, covenants in our debt arrangements and other expenses, including interest expenses.

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

Overview

We operate the largest chemical bulk tank truck network in North America and are also the largest provider of intermodal ISO tank container and depot services in North America. In 2011, we began providing logistics services to the UCO&G market. We operate an asset-light business model and service customers across North America through our network of 89 terminals servicing the chemical market, 14 terminals servicing the energy market and 9 ISO tank depot services terminals (intermodal) servicing the chemical and other bulk liquid markets.

Financial Reporting Segments

We have three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network that includes company-operated terminals and terminals operated by 26 independent affiliates, and equipment rental income;

•	Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, and crude oil for the UCO&G market, through our network of company-operated terminals and 3 independent affiliates and equipment rental income; and

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business primarily supporting the international movement of bulk liquids.

Chemical Logistics

Through our subsidiary, QCI, we coordinate the transport of a broad range of chemical products and provide our customers with logistics and other value-added services. Through our North American network, we are a core carrier for most of the major companies engaged in chemical processing. We believe the diversity of our customer base, geography and end-markets provide a competitive advantage.

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We estimate, based on industry sources, that the highly fragmented North American for-hire segment of the bulk tank transport market generated revenues of approximately $6.9 billion in 2012. We specifically operate in the for-hire chemical and food grade bulk transport market (which we estimate at $4.5 billion in 2012). We believe we have the leading market share (estimated at 13% in 2012) in this sector based on revenues. We believe managing a larger carrier network facilitates customer service and lane density, and provides a more favorable operating cost structure for us and our independent affiliates. As such, we believe we are well-positioned to expand our business.

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

The chemical bulk tank truck industry is characterized by high barriers to entry such as the time and cost required to develop the operational infrastructure necessary to handle sensitive chemical cargo, the financial and managerial resources required to recruit and train drivers, substantial and increasingly more stringent industry regulatory requirements, strong customer relationships and the significant capital investments required to build and maintain a fleet of specialized equipment and establish a network of terminals capable of servicing customers.

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

Energy Logistics

Our energy logistics business operates through our subsidiary, QCER, and services the UCO&G market through the transportation of crude oil, fresh water, flowback and produced brine water, and the disposal of flowback and produced brine water, as well as providing services ancillary to these activities. During 2012, we expanded our energy logistics business through the following acquisitions:

•	On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”), which operated in the Eagle Ford shale region. We paid $8.7 million in cash at closing and paid $1.0 million in cash in January 2013 upon the satisfaction of certain operating and financial performance criteria.

•	On June 1, 2012, we acquired certain operating assets of Wiley Bice Trucking, LLC and certain operating assets and rights of RM Resources, LLC, (collectively “Bice”), which operated in the Bakken shale region, for $81.4 million in aggregate consideration, with up to an additional $19.0 million in cash consideration, payable one year after the closing date if certain future operating and financial performance criteria were satisfied. These criteria were not met.

•	On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Services, Inc. and its related company Nassau Disposal, Inc., (collectively “Dunn’s”), which operated in the Marcellus, Woodford and Utica shale regions, for an aggregate purchase price of $34.3 million, with up to an additional $3.6 million in cash consideration, payable one year after the closing date if certain future operating and financial performance criteria were satisfied. These criteria were not met.

As of December 31, 2013, we operate in the Bakken, Eagle Ford, Marcellus, Mississippian Limestone, Mowry, Niobrara, Permian, Tuscaloosa Marine, Utica and Woodford shale regions in North America, all of which have experienced drilling for both oil and natural gas with the exception of Marcellus, which is solely natural gas. We continue to evaluate the potential for expansion into additional shale regions, either directly or through independent affiliates, which would provide additional diversification to our business. Our strategy to target multiple resource-rich shales helps to diversify our customer offerings, lessen the impact of swings in any one commodity and optimize equipment utilization. During 2013, we affiliated certain company terminals and entered into new independent affiliate relationships as we began our planned affiliation of this business. At December 31, 2013, we managed approximately 1,400 units (tractors, trailers and service equipment) of energy equipment in this market and serve a diverse customer base including many of the national and regional exploration and production companies, as well as marketers of oil in this industry.

Our energy logistics business is primarily involved in fluid management and logistics in the upstream segment of the energy industry, through its services in connection with the establishment and servicing of production wells, and the midstream segment of the energy industry, in connection with the transportation of crude oil. We believe the market for services such as those provided by our energy logistics business was approximately $8.0 billion in 2012. The industry consists of providers that include independent national or regional trucking and logistics companies such as QCER, trucking and logistics companies owned by or dedicated to large oil and gas companies, and local providers focused on one or more particular shales. Energy logistics providers are impacted by the level of new drilling activity, which influences the transportation of fresh water and flowback water used and the provision of related services used in those activities, and the number of active and producing wells, which impacts the transportation of crude oil and produced water and the provision of related services used in those activities. The energy logistics market is also driven by market prices for oil and gas, which influence the production activities of our customers, the prices they are willing to pay for our services, and the shales in which they operate. We expect regulation of this industry to increase over time but believe that the scope of our operations and our experience with regulation in our chemical logistics business will facilitate our adaptation to new regulations and may provide us with an advantage over some of our competitors.

Intermodal

Our subsidiary, Boasso, provides intermodal ISO tank container transportation and depot services through terminals located in the eastern half of the United States. Boasso’s terminals are strategically positioned near major shipping ports along the Gulf and East Coast, as well as inland ports in Chicago and Detroit. In the fourth quarter of 2011, Boasso expanded its operations through the acquisition of Greensville Transport Company, which operates in Norfolk, Virginia. Boasso’s revenues are impacted by United States chemical import/export volume, in particular the number and volume of shipments through ports where Boasso has terminals, as well as their market share in those locations.

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

The intermodal ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products. The proliferation of global import/export of bulk liquid chemicals has driven the movement of basic manufacturing out of the United States and has resulted in an increase in chemical plant infrastructure to service these off-shore industries. Driven by this globalization, the intermodal ISO tank container market is a growing sector of the overall liquid bulk chemical transportation sector. Demand for intermodal ISO tank containers is impacted by the aggregate volume of imports and exports of chemicals through United States ports. Demand is also impacted by the shift in modes of transportation, from drums to larger and more efficient ISO tank containers. Economic conditions and differences among the laws and currencies of foreign nations may also impact the volume of shipments. We operate in the global intermodal ISO tank container transportation and depot services market, which we believe was approximately a $1.0 to $1.5 billion market in 2012. Similar to our chemical logistics business, we believe our intermodal business will benefit from the low cost energy from the UCO&G.

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

Competition

The tank truck business is competitive and fragmented. In our chemical logistics segment, we compete primarily with other tank truck carriers and dedicated private fleets in various states within the United States and Canada. Competition from for-hire carriers is composed of fewer than ten large carriers, most of which have other businesses that do not compete with ours, and more than 200 smaller, primarily regional carriers. With respect to certain aspects of our business, we also compete with intermodal transportation pipelines and railroads. Intermodal transportation has increased in recent years. Competition for the bulk tank truck services is based primarily on rates and service, as well as driver and equipment capacity. We believe that we enjoy significant competitive advantages over other tank truck carriers because of our market share, overall fleet size, variable cost structure, strength of our independent affiliates and our national terminal network.

Our intermodal business competes primarily with other national, regional and local tank truck carriers and dedicated private fleets, as well as local and regional dry container transporters. Competition in our intermodal ISO tank container services business depends on which competitors have facilities that are proximate to the ports serviced by Boasso. Among competitors for a port location, competition is based primarily on rates and service.

Our energy logistics business competes with national, regional and local trucking companies, dedicated private fleets, providers of temporary pipeline services and the integrated oil companies. In certain aspects of our energy business, we may also compete with rail and pipeline companies as well as companies offering produced water recycling options. Competition in the provision of energy logistics services is primarily based on rates and service within particular shales.

Our Competitive Strengths

We believe the following competitive strengths will enable us to sustain our market leadership and continue to grow our business:

Large Network

We operate the largest chemical tank truck network in North America with an approximate 13% share of the highly fragmented $4.5 billion for-hire chemical and food grade bulk transport market (which excludes fuel transportation), in each case estimated by us based on industry data contained in Bulk Transporter’s Tank Truck Carrier 2012 Annual Gross Revenue Report. We believe our unique large nationwide network covers substantially all major North American chemical shippers and enables our chemical logistics business to serve customers with both international and national requirements better than our competitors, the majority of which are regionally focused.

We believe that the breadth of our network also provides our energy logistics business with a competitive advantage in the UCO&G market. Although the demand for logistics services is specific to the shale in which drilling occurs, many logistics customers operate across multiple shales. This provides us with the opportunity to provide services on a national basis, unlike those of our competitors that are generally focused on a single or limited number of shales. In certain instances, our energy logistics equipment can be moved among shales, enabling us to reposition resources as demand shifts.

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

Asset-Light Business Model

Our extensive use of independent affiliates and independent owner-operators results in a highly variable cost structure with relatively minimal net capital investment requirements. We generally expect sustaining capital expenditures for our chemical logistics and intermodal businesses, net of proceeds from property and equipment sales, to be approximately 1% to 2% of operating revenues annually, compared to the industry average of more than 10% for truckload carrier companies. This model contributes to the stability of cash flow and margins and results in high returns on invested capital. The independent affiliates are generally responsible for capital investments and most of the operating expenses related to the business they service, including the capital costs related to purchasing and maintaining tractors. Typically, independent affiliates purchase or lease tractors for their business directly from the manufacturers, and to a lesser extent from us, and must lease trailers from us in accordance with our affiliate agreements. Independent owner-operators are independent contractors who, through a contract with us, supply one or more tractors and drivers for our use. As with independent affiliates, independent owner-operators are responsible for most of the operating expenses related to the business they service, including costs related to the acquisition and maintenance of tractors. Some independent owner operators have lease-to-buy arrangements with us or independent affiliates for tractors.

As we built our energy logistics segment in 2011 and 2012, this required increased capital expenditures in order to build capacity for this new business. In 2013, we began the process of transitioning certain of these operations to independent affiliates and we expect to continue these transitions going forward. We expect that the combination of this shift to the use of independent affiliates and the continued use of independent owner-operators in certain of our company operations in the energy logistics segment will result in a more variable cost structure with reduced net capital investment requirements. Similar to our chemical logistics segment, we generally expect sustaining capital expenditures for our energy logistics business, net of proceeds from property and equipment sales, to be approximately 1% to 2% of operating revenues annually, based on our current configuration of company operations and independent affiliates.

Our Customer Base

We serve customers in a number of diverse industries, whose products reach a diverse group of end-markets. Our chemical logistics business services most of the top 100 chemical producers with North American operations, our energy logistics business provides services to a diverse base of participants in the energy exploration and production market in the U.S., and our intermodal business provides services to all major non-vessel operating common carriers engaged in our operating footprint of ports. Our key customers include Arclin, Arkema, Ashland, BASF, Dow, DuPont, Hoyer Global, Inc., Hunt Oil, Newport Tank Container, PPG Industries, Procter & Gamble, Stolt-Nielsen USA, Talisman and Valspar among others. In each of 2013, 2012 and 2011, no single customer accounted for more than 10.0% of combined revenues. In many cases, we have established long-term relationships with these clients.

Stable Pricing Environment

We believe pricing in the bulk tank truck and ISO tank industries tends to be more stable than pricing in the overall trucking industry. We believe the specialized nature of our industries, including specifically licensed drivers, specialized equipment and more stringent safety requirements, creates barriers to entry which limit the more drastic swings in supply experienced by the broader trucking industry. Additionally, it is common practice in the bulk tank truck and ISO tank industries for customers to pay fuel surcharges, which enables trucking companies to recover some fuel costs from customers.

We believe pricing in the energy market tends to be more stable in the crude oil business versus the water business which tends to have more pricing pressure. Crude oil hauling pricing tends to be higher than water hauling pricing due to certain equipment requirements and driver certifications. We also believe that pricing differs among major shale regions, based on capacity constraints and other market conditions.

Safe and Efficient Operations

We have a strong emphasis on safety in our operations and have a consistent focus on improving productivity and efficiency. Given the nature of the cargo we haul, which requires a high degree of careful handling, we believe that our strong and proactive focus on safety creates a competitive advantage for us. For example, we completed the installation of electronic logging devices (“ELDs”), previously referred to as electronic on-board recorders (“EOBRs”), in substantially all of our U.S. chemical logistics fleet in 2011 and our intermodal logistics fleet in 2012, at a time when there was no regulatory requirement to do so. In 2012, federal legislation was enacted to mandate the use of ELDs, and as that legislation is implemented the rest of the industry will be required to implement similar safety technology. Further, we believe this strong and proactive focus positions us well to comply with the FMCSA Compliance, Safety and Accountability (“CSA”) program, which imposes additional safety standards on the industry.

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

In exchange for the services rendered, independent affiliates are normally paid an agreed upon percentage of the revenues collected on each load hauled, which is referred to as “Purchased Transportation” in our consolidated statements of operations. Independent affiliates pay all tractor operating expenses for tractors they own and lease such as fuel, physical damage insurance, tractor maintenance, fuel taxes and highway use taxes. However, we reimburse independent affiliates for certain expenses passed through to our customers, such as tolls and scaling charges. We generated approximately 90%, 90% and 93% of our chemical logistics transportation revenue in the years ended December 31, 2013, 2012 and 2011, respectively, from independent affiliates. We generated approximately 33% and 23% of our energy logistics transportation revenue in the years ended December 31, 2013 and 2012, respectively, from independent affiliates. The change in our energy logistics transportation revenue was the result of the affiliation of company-operated terminals. Due to several factors, including our ownership of the customer contracts and relationships, our provision of back-office support in areas such as collections, billing and claims, our direct relationships with independent owner-operators, the presence of non-compete agreements with the independent affiliates, and, in some cases, our ownership of the trailers utilized in the contracted business, our relationships with our independent affiliates tend to be long-term in nature, with minimal turnover. We also monitor volume performance of each independent affiliate on a regular basis to ensure operating performance is in line with management’s expectations. We work proactively with our independent affiliates to take corrective action or render assistance where appropriate and have certain contractual mechanisms in place to remedy underperformance.

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

In exchange for the services rendered, independent owner-operators are normally paid an agreed upon percentage of the revenues collected on each load hauled or on a per mile rate, which is referred to as “Purchased Transportation” in our Consolidated Statements of Operations. The percentage of revenues paid to independent owner-operators by us is lower than the percentage paid to our independent affiliates, which have a different cost structure. Independent owner-operators pay all tractor operating expenses such as fuel, physical damage insurance, tractor maintenance, fuel taxes and highway use taxes. However, we reimburse independent owner-operators for certain expenses passed through to our customers, such as tolls and scaling charges.

We compete with other motor carriers for the services of our drivers and independent owner-operators. We operate programs intended to benefit independent owner-operators by reducing their operating expenses for business requirements such as tractors, fuel, tires, occupational accident insurance and physical damage insurance. In addition, our overall size and our reputation for good relations have enabled us to attract qualified professional drivers and independent owner-operators.

Employees and Independent Owner-Operators

At December 31, 2013, we utilized 3,382 drivers of which 2,282 were utilized in our chemical logistics segment, 719 were utilized in our energy logistics segment and 381 were utilized in our intermodal segment. Of this total, 1,658 were independent affiliate drivers, 1,344 were independent owner-operators, and 380 were company employee drivers.

Company Personnel

At December 31, 2013, we employed 765 personnel (excluding drivers). Of this total, 369 were employed in our intermodal segment, 311 were employed in our chemical logistics segment (which includes corporate personnel) and 85 were employed in our energy logistics segment.

Union Labor

At December 31, 2013, we had 152 company employees who were members of the International Brotherhood of Teamsters. All such unionized company employees are utilized in our chemical logistics segment. In addition, certain independent affiliates providing transportation services to us in the chemical logistics segment had 5 employees of their companies who were members of the International Brotherhood of Teamsters.

Tractors and Trailers

As of December 31, 2013, we managed a fleet of approximately 2,900 tractors, 5,300 trailers and 1,400 pieces of other energy logistics equipment utilized by us, our independent affiliates, independent owner-operators or shippers. The majority of our trailers are single compartment, chemical-hauling trailers. The balance of the fleet is made up of multi-compartment trailers, dry bulk trailers, and special-use energy equipment. The chemical transport units typically have a capacity between 5,000 and 7,800 gallons and are designed to meet DOT specifications for transporting hazardous materials. Each trailer is designed for a useful service life of 15 to 20 years, though this has successfully been extended by us through upgrades and modifications. Each tractor is designed for a useful life of five to seven years, though this can also be extended through upgrades and modifications. Our energy logistics equipment utilized for transporting fresh water and disposal water typically has a capacity between 4,600 and 5,500 gallons is designed to meet DOT specifications, and typically has a useful service life of 4 to 15 years. Our energy logistics equipment utilized for hauling oil typically has a capacity between 8,000 and 10,000 gallons, is designed to meet DOT specifications, and typically has a useful service life of 10 to 15 years.

We utilize our own and third-party repair shops for inspecting and repairing our fleets. Our systems enable us to determine when inspections and scheduled maintenance needs to be performed.

The following tables show the approximate number and age of tractors, trailers and energy logistics equipment we managed in all of our businesses as of December 31, 2013 and 2012:

TRACTORS (1)		LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	GREATER THAN 10 YEARS	2013 TOTAL	2012 TOTAL
Company		507	124	190	11	832	812
Independent Affiliate		417	153	486	122	1,178	1,041
Independent Owner-Operator		63	61	431	334	889	922

Total		987	338	1,107	467	2,899	2,775

TRAILERS (1)(2)	LESS THAN 5 YEARS	5~10 YEARS	11~15 YEARS	16~20 YEARS	GREATER THAN 20 YEARS	2013 TOTAL	2012 TOTAL
Company (3)	574	410	657	975	768	3,384	3,564
Independent Affiliate	254	182	278	379	545	1,638	1,359
Shipper-Owned	9	133	21	21	49	233	232

Total	837	725	956	1,375	1,362	5,255	5,155

ENERGY LOGISTICS EQUIPMENT (4)	LESS THAN 3 YEARS	3~5 YEARS	6~10 YEARS	11-15 YEARS	GREATER THAN 15 YEARS	2013 TOTAL	2012 TOTAL
Company	723	50	93	15	41	922	945
Independent Affiliate	131	6	3	2	1	143	45
Independent Owner-Operator	28	7	113	59	29	236	369
Shipper-Owned	79	—	—	—	—	79	—

Total	961	63	209	76	71	1,380	1,359

(1)	Age based upon original date of manufacture; tractor, trailer or equipment may be substantially refurbished or re-manufactured. Most company tractors are leased to independent affiliates or independent owner-operators.
(2)	Excludes approximately 1,600 chassis utilized in the intermodal segment.
(3)	Includes approximately 300 chassis utilized in the chemical logistics segment.
(4)	Includes tractors, trailers and service equipment.

Technology

We rely heavily on information technology and communications systems to operate our business and manage our network in an efficient manner. In contrast to many of our smaller competitors, we have equipped our drivers with various mobile communications systems that enable us to monitor our tractors and communicate with our drivers in the field and enable customers to track the location and monitor the progress of their cargo through the Internet. We have implemented ELDs within our U.S. chemical logistics business and our intermodal business. Despite redundancies and security measures, our information technology and communications systems remain susceptible to outages, computer viruses, break-ins, human error, data leakage and other disruptions and imperfections.

Risk Management, Insurance and Safety

The primary insurable risks associated with our business are motor vehicle related bodily injury and property damage, workers’ compensation and cargo loss and damage (which includes spills, chemical releases, contaminations and damage or loss to the equipment we own or lease). We maintain insurance and self-insurance programs against these risks and are subject to liability as a self-insurer to the extent of the deductible under each policy. We currently maintain liability insurance limits of $50.0 million for bodily injury and property damage, subject to a $2.0 million deductible per occurrence.

We currently maintain a $1.0 million per incident deductible for workers’ compensation insurance coverage, except in those states where state-run workers’ compensation programs do not provide for deductibles. We are insured over our deductible up to the statutory requirement.

We employ personnel to perform compliance checks and conduct safety tests throughout our operations. A number of safety programs are conducted that are designed to promote compliance with rules and regulations and to reduce accidents. These programs include training programs, driver recognition programs, safety awards, driver safety meetings, distribution of safety bulletins to drivers and participation in national safety associations.

Environmental Matters

It is our policy to comply with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. We have obtained independent certification that our chemical logistics’ management system is in place and functions according to professional standards, and we continue to evaluate and continuously improve our Responsible Care® Management System performance. Our current activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, wastewater from oil and gas wells and crude oil, which in many cases are classified as hazardous materials or hazardous substances. The energy logistics business operates disposal wells for non-conventional oil drilling wastewater. In addition, our former tank wash business (which was sold in 2009), and the remaining limited tank wash activities we continue to conduct, involve the generation, storage, discharge and disposal of wastes that may contain hazardous substances. As such, we and others who operate in our industry are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. Under certain of these laws, we could also be subject to allegations of liability for the activities of our independent affiliates or independent owner-operators.

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

Environmental Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account the reserves described below, should not be material to our business or financial condition. As of December 31, 2013 and December 31, 2012, we had reserves in the amount of approximately $8.3 million and $9.0 million, respectively, for all environmental matters, of which the most significant are presented and discussed below.

	Number of Sites		Reserves (in millions)
	December 31,		December 31,
	2013	2012	2013	2012
Multi-party sites	17	15	$2.1	$1.7
Sole party sites:
Bridgeport, New Jersey	1	1	3.6	4.8
William Dick, Pennsylvania	1	1	0.7	0.7
Other Properties	7	6	1.9	1.8

Total	26	23	$8.3	$9.0

The following descriptions of environmental matters include estimates for future expenditures over the next five years that we believe are probable and are reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the reserves are based, and the estimated high ends of the ranges do not represent our maximum theoretical liability.

Changes to the environmental reserves are reflected in our Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 26 sites at December 31, 2013.

Multi-Party Sites

At 17 of the 26 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 1 of the 17 sites, we are participating in the initial study to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 2 of the 17 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment, we have not established a reserve for these matters. At 4 of the 17 sites, we have received notices about our potential liability; however, we do not have enough information upon which to estimate our potential liability at this time, and as a result we have not established a reserve for these matters. At 10 of the 17 sites, 2 are in settlement discussion phases, 4 are in long-term operation and maintenance and 4 are in various stages of remedial investigation or remedial investigation action work. We have estimated all future expenditures for these 17 multi-party environmental matters to be paid over the next five years to be in the range of $2.1 million to $3.8 million. As of December 31, 2013, we have reserved $2.1 million.

Sole Party Sites

At 9 of the 26 sites, we are alleged to be the only responsible party and are in the process of conducting investigations and/or remediation projects. Six of these projects relate to operations conducted by CLC and its subsidiaries prior to our acquisition of CLC in 1998. These six sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; (5) Charleston, West Virginia; and (6) East Rutherford, New Jersey. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these 6 CLC sites is discussed in more detail below. We have estimated future expenditures over the next five years for these 9 properties to be in the range of $6.2 million to $16.7 million. As of December 31, 2013, we have reserved $6.2 million.

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

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began long-term operations in July 2011 and is in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Based on the first annual groundwater report, contamination does not appear to be completely delineated and a limited number of additional monitoring wells are expected to be installed. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA and is on-going. USEPA has requested additional monitoring through 2017. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered into a consent order with USEPA in 2010 to perform the remediation work, which will consist of in-place thermal treatment. In late 2012, USEPA concluded that our additional required site investigation work for delineation purposes was complete. We have finished the preliminary engineering design phase for the thermal treatment of contaminated soils and have also submitted the 95% design report, which included limited groundwater extraction with treatment through the existing plant, to USEPA for their review. Comments from USEPA have been received and a response is in the process. We have estimated aggregate expenditures for the Bridgeport location over the next five years to be in the range of $3.6 million to $8.5 million. As of December 31, 2013, we have reserved $3.6 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in 1995 to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a groundwater treatment facility with local discharge in 2007 and the treatment facility began operations in 2010. Although initial soil treatment was completed in 2007, test results indicated that soil clean-up objectives were not fully achieved in both shallow and deep soil subzones. Soil piles generated from previous isolated discrete removal actions were subsequently treated on-site. During 2013, we received notification from USEPA that this work is now complete. The treated soil was used as backfill at the site. The fieldwork for further limited soil remediation consisting of targeted in-situ chemical treatment of the deep soil subzones at the site has been concluded, and no further remediation work in the deep soil subzone is expected. Negotiations with USEPA continue over remediation objectives for the final shallow soil subzone to be evaluated and remediated. We have estimated aggregate expenditures for the William Dick location over the next five years to be in the range of $0.7 million to $3.4 million. As of December 31, 2013, we have reserved $0.7 million.

Other Properties

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation (“NYSDEC”) in 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. The state issued a record of decision in 2006. The remedial design work plan has been approved by the NYSDEC, and the remedial action phase is expected to begin during the second half of 2014.

Scary Creek, West Virginia: CLC received a cleanup notice from the state environmental authority in 1994. The state and we have agreed that remediation can be conducted under the state’s voluntary clean-up program (instead of the state superfund enforcement program). We are currently completing the originally planned remedial investigation and the additional site investigation work.

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at this truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. In 2012, we entered into the state’s voluntary clean-up program which requires us to perform additional sampling to close the site. The sampling work phase that was negotiated with the State of West Virginia has been completed at the site and a report was submitted to the West Virginia Department of Environmental Protection (“WVDEP”) in which we requested confirmation from the WVDEP that no additional sampling work will be necessary. Comments have been received and a response is in the process.

East Rutherford, NJ: CLC completed its remediation including groundwater monitoring of a diesel fuel release at this former truck terminal property, which was subsequently sold but New Jersey Department of Environmental Protection (“NJDEP”) did not grant closure. Additional soil sampling and groundwater monitoring work will be necessary to close the site under the State’s licensed site remediation professional program.

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

We have estimated aggregate future expenditures over the next five years for Tonawanda, Scary Creek, Charleston, East Rutherford and ISRA New Jersey to be in the range of $1.9 million to $4.8 million. As of December 31, 2013, we have reserved $1.9 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Motor Carrier and Other Regulation

As a motor carrier, we are subject to regulation by the FMCSA, which is a unit of the DOT. The FMCSA enforces comprehensive trucking safety regulations and performs certain functions relating to such matters as motor carrier registration, cargo and liability insurance, extension of credit to motor carrier customers, and leasing of equipment by motor carriers from independent owner-operators. There are additional regulations specifically relating to the tank truck industry, generally as well as the handling of hazardous materials, including testing and specifications of equipment and product handling requirements. We may transport most types of freight to and from any point in the United States over any route selected by us. The trucking industry is subject to possible and anticipated regulatory and legislative changes, including changes contemplated by the Moving Ahead for Progress in the 21st Century Act (“Map-21”), that may affect the economics of the industry by requiring changes in operating practices, restricting and taxing emissions or by changing the demand for common or contract carrier services or the cost of providing services. Some of these possible changes may include increasingly more stringent environmental regulations, increasing control over the transportation of hazardous materials, changes in the hours-of-service regulations which govern the amount of time a driver may drive in any specific period of time, safety-based driver hiring restrictions, heightened bonding or insurance requirements, limits on vehicle weight and size and changes intended to address climate change. Map-21 requires the FMCSA to promulgate rules and regulations mandating the use of ELDs. The FMCSA has indicated that additional rules will be proposed in 2014 mandating the use of ELDs and updating ELD standards. We have already implemented ELDs within our U.S. chemical logistics business and our intermodal business. Due to the proactive actions we have taken, we believe we are well-positioned to comply with any new regulations related to ELDs. New FMCSA rules regulating the hours-of-service requirements, which place certain restrictions on the length of time that drivers are allowed to operate, became effective July 2013. The new rules retained the 11-hour daily driving limit, but effectively reduced the total maximum work week for drivers from 82 hours to 70 hours. Furthermore, the rules require that drivers observe 30 minutes of off-duty time for every eight consecutive hours of driving. These new rules may result in a modest reduction in driver productivity.

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. To a large degree, intrastate motor carrier operations are subject to safety and hazardous material transportation regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations mandate drug and alcohol testing of drivers and other safety personnel. In 2012, we underwent a compliance review by the FMCSA in which we retained our satisfactory DOT safety rating. Any downgrade in our DOT safety rating (as a result of the new Compliance Safety and Accountability (“CSA”) regulations described below, or otherwise) could adversely affect our business.

The FMCSA rates individual driver safety performance inclusive of all driver violations over 3-year time periods under the CSA. CSA is an FMCSA initiative designed to provide motor carriers and drivers with attention from FMCSA and state partners about their safety profiles with an ultimate goal of achieving a greater reduction in large truck and bus crashes, injuries, and fatalities. Prior to these regulations, only carriers were rated by the DOT and the rating only included out-of-service violations and ticketed offenses associated with out-of-service violations. Under the CSA, the FMCSA may deem carriers with poor safety performance unfit to operate, which serves to prohibit the carrier from operating until its safety fitness determination improves.

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

During 2010, we began marketing transportation services to the oil, gas and frac shale energy market. Material regulatory regimes specifically designed to regulate this industry continues to develop, primarily at the state level. However, certain Congressional bills have been advanced that, if enacted, would subject this industry to additional, federal governmental regulation. Further, federal and state environmental and other agencies might enact rules under existing statutory authority to govern this industry. The enactment of legislation regulating the frac shale natural gas and oil drilling industry, or the exercise of rulemaking authority by governmental agencies, could have a material adverse effect on the customers we serve in this industry, and accordingly could adversely affect demand for our energy logistics services, impact the profitability of this business or subject us to additional regulation.

The federal Oil Pollution Act was enacted in 1990 and amends provisions of the federal Water Pollution Control Act of 1972, the federal Clean Water Act, and other statutes as they pertain to prevention and response to oil spills. The Oil Pollution Act, and analogous state and local laws, subject owners of facilities used for storing, handling or transporting oil, including trucks, to strict joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States.

Disposal wells are subject to the federal Clean Water Act, the Safe Drinking Water Act, state and local laws and regulations relating to all such laws, including those established by the Underground Injection Control Program of the EPA. All of our disposal wells require a permit for operation. These permits may be suspended or modified if a well operation is likely to result in pollution of fresh water, if there is substantial violation of permit conditions or applicable rules, or if the well leaks. Any loss or modification of permit would adversely affect our operation of the affected well, and we could incur substantial costs to return the well to compliance, to close the well and to mitigate any impact on the environment.

Corporate Information

QDI is a Florida corporation formed in 1994. QDI is a holding company with no significant assets or operations other than the ownership of 100% of the membership units of QD LLC. QD LLC, in turn, owns direct and indirect interests in our operating subsidiaries.

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

Risks Related to Our Business

Our business is subject to general and industry-specific economic factors that are largely out of our control and could affect our operations, profitability and cash flow.

Our business is dependent on various economic factors over which we have little control, that include:

•	the availability of qualified drivers;

•	access to the credit and capital markets;

•	changes in regulations concerning production, shipment, storage or disposal of material we transport, depot or dispose;

•	increases in fuel prices, taxes and tolls;

•	increases in costs of equipment;

•	interest rate, natural gas, oil and currency fluctuations;

•	excess capacity in the chemical logistics, energy logistics or intermodal industry;

•	changes in laws or regulations or changes in license and regulatory fees;

•	potential disruptions at U.S. ports of entry;

•	downturns in customers’ business cycles; and

•	reductions in customers’ shipping requirements.

As a result, we may experience periods of overcapacity, declining prices, lower profit margins and less availability of cash in the future. We have a large number of customers in the chemical-processing, oil, gas, and consumer-goods industries. If these customers experience fluctuations in their business activity due to an economic downturn, work stoppages, commodity price changes or other industry conditions, transportation and other services provided by us on behalf of those customers may decrease. The volume of shipments of chemical products is affected by many other industries and end-use markets. Natural gas and oil drilling is affected by the market prices for those commodities.

Our debt agreements contain restrictions that could limit our flexibility in operating our business.

Our ABL Facility and the indentures governing our 9.875% Second-Priority Senior Secured Notes due 2018 (the “2018 Notes”) contain covenants that limit or prohibit our ability, among other things, to:

•	incur or guarantee additional indebtedness or issue certain preferred shares;

•	redeem, repurchase, make payments on or retire subordinated indebtedness or make other restricted payments;

•	make certain loans, acquisitions, capital expenditures or investments;

•	sell certain assets, including stock, of our subsidiaries;

•	enter into sale and leaseback transactions;

•	create or incur liens;

•	consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our independent affiliates.

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

We had consolidated indebtedness and capital lease obligations, including current maturities, of $383.3 million as of December 31, 2013. We must make regular payments under the ABL Facility, including the $17.5 million senior secured term loan facility that was fully funded on July 15, 2013 (the “Term Loan”), and our capital leases and semi-annual interest payments under our 2018 Notes.

Our 2018 Notes issued in the quarter ended December 31, 2010 carry high fixed rates of interest. In addition, interest on amounts borrowed under our ABL Facility, including the Term Loan, is variable and will increase as market rates of interest increase. We do not presently hedge against the risk of rising interest rates. Our higher interest expense may reduce our future profitability. Our future higher interest expense and future redemption obligations could have other important consequences with respect to our ability to manage our business successfully, including the following:

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

The ABL Facility matures August 2016. Obligations under the Term Loan mature on June 14, 2016 or the earlier date on which the ABL Facility terminates. The maturity date of the ABL Facility, including the Term Loan, may be accelerated if we default on our obligations. If the maturity of the ABL Facility and/or such other debt is accelerated, we may not have sufficient cash on hand to repay the ABL Facility and/or such other debt or be able to refinance the ABL Facility and/or such other debt on acceptable terms, or at all. The failure to repay or refinance the ABL Facility and/or such other debt at maturity would have a material adverse effect on our business and financial condition, would cause substantial liquidity problems and may result in the bankruptcy of us and/or our subsidiaries. Any actual or potential bankruptcy or liquidity crisis may materially harm our relationships with our customers, suppliers and independent affiliates.

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

The ABL Facility, including the Term Loan and the indentures governing the 2018 Notes contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. We had $74.3 million available for additional borrowing under the ABL Facility as of December 31, 2013, including a subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of indebtedness beyond this amount. Additional leverage could have a material adverse effect on our business, financial condition, results of operations or cash flows and could increase the risks described in “Our debt agreements contain restrictions that could limit our flexibility in operating our business,” and “We have substantial indebtedness and may not be able to make required payments on our indebtedness.”

Stock repurchases under our share repurchase program will diminish our cash resources, may not enhance shareholder value and could adversely affect trading in our common stock.

Our Board of Directors has approved a share repurchase program for up to $15.0 million in shares of our common stock. As of March 5, 2014, we have repurchased approximately $8.1 million of our common stock under this program. Any further repurchases under the program would diminish our cash resources and increase our leverage, which could impact our ability to reduce our indebtedness or pursue other business opportunities that may be more valuable to our shareholders. There is no assurance that we would be able to replenish our cash resources in the future. Share repurchases may not enhance shareholder value as the price of our common stock may decline below our repurchase prices, or the repurchase prices may exceed the intrinsic value of our assets or business. The current share repurchase program does not have an expiration date, does not obligate us to acquire a particular number of shares, and may be discontinued at any time; however, the Board of Directors may elect to increase share repurchase programs in the future. Any discontinuation of or limited repurchases under our program could negatively impact our stock price. Any repurchases would reduce the number of shares available for the public to trade, which could diminish trading volumes, increase the price volatility of our common stock and reduce our equity.

The trucking industry is extremely competitive and fragmented.

The trucking industry is extremely competitive and fragmented. No single carrier in the chemical logistics or energy logistics business has a significant market share. We compete with many other carriers of varying sizes, customers’ private fleets, railroads and, in the energy logistics market, with pipelines, all of which may limit our growth opportunities and reduce profitability. Historically, competition has created downward pressure on the trucking industry’s pricing structure. Some trucking companies with which we compete have greater financial resources than we do.

We believe that the most significant competitive factor that impacts demand for our services is rates, and depending on our competitors’ pricing decisions, we may be forced to lower our rates, which would reduce our profitability. In fact, certain markets that we serve have experienced significant price competition in recent years. With respect to certain aspects of our business, we also compete with intermodal transportation, pipelines and railroads. Intermodal transportation has increased in recent years. Growth in such forms of transport could adversely affect our market share, net sales and profit margins. Competition from non-trucking modes of transportation and from intermodal transportation would likely increase if state or federal fuel taxes were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

Additional trends include current and anticipated consolidation among our competitors which may put downward pressure on pricing. Some of our competitors are larger, have greater financial resources and have less debt than we do. As a result, those competitors may be better able to withstand a change in conditions within our industry and in the economy as a whole. If we do not compete successfully, our operating margins, financial condition, cash flows and profitability could be adversely affected.

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

Although our independent affiliates have substantial contractual obligations to us, we do not control them. Independent affiliates may take actions that maximize their short-term profits or other interests even if they are detrimental to us. Due to their importance in our operations, we have loaned money to, facilitated certain tractor leases for and entered into other financing arrangements with certain independent affiliates and may do so again. The inability of our independent affiliates to satisfy their obligations to us could result in accounting charges and losses that materially adversely affect our results of operations. We have in certain instances acquired the operations of underperforming independent affiliates and could again in the future. While these acquisitions seek to preserve our customer relationships and the scope of our operations, there is no assurance that they will succeed in doing so. Further, any such acquisition could require the use of liquidity sources, capital investment and management attention and could materially impact our profitability, cash flows and business.

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

We maintain equipment leasing programs with third party vendors that could increase our costs and adversely impact our business if we are required to provide contractually mandated financial support for a significant amount of repossessed equipment.

We maintain agreements with various third-party equipment financing companies to establish leasing programs to facilitate equipment acquisitions by our independent contractors. These agreements provide, in part, that we will provide remarketing support as well as, in many cases, defined levels of financial support with respect to equipment under those leasing programs that are repossessed by those equipment financing companies. If repossessions under those programs are significant and we are not able to mitigate our required support levels through established means, the costs of our obligations under these programs could have a material adverse effect on our results of operations and our financial position.

Reclassification of our independent contractors, such as our independent owner-operators, as employees could increase our costs and adversely impact our business.

We use a significant number of independent contractors, such as our independent owner-operators, in all three segments of our business, consistent with long-standing industry practices. Regulatory authorities and private parties have recently asserted within the trucking industry that some independent contractors should be classified as employees based upon their interpretations of existing rules and regulations. Legislative, judicial, or regulatory (including tax) authorities could also introduce proposals or assert interpretations of existing rules and regulations that would change the classification of a significant number of independent contractors doing business with us from independent contractor to an employee. The costs associated with reclassification, including any related regulatory action or litigation, could have a material adverse effect on our results of operations and our financial position.

Our energy logistics business may suffer if production shifts away from or slows in the shale regions in which we have operations.

Our energy logistics business serves customers in the energy market in numerous shale regions in North America, all but one of which have experienced drilling for both oil and natural gas with the exception of the Marcellus shale region, which is solely natural gas. A shale region may yield only oil or gas or both commodities, and with varying levels of condensates, depending upon the region. In the past, frac shale drilling activity has shifted among shales as the relative prices of oil and gas make drilling for one commodity more profitable than another. Oil or gas drilling may shift away from the shale regions in which we have operations because of these commodity price swings or for other reasons over which we have no control, such as resource discovery, new pipeline access, transportation constraints, local drilling costs or state regulation. While certain business assets may be redistributed among shales, assets such as terminals, disposal wells and certain customer contracts are specific to discrete shale regions. Even business assets that may be redistributed or repositioned may require time and expenditures for conversion for optimal use in different shale regions or for a different service. A drilling shift away from or slowdown in shales in which we have assets could result in asset-related impairment charges and decreased revenues and have a material adverse effect on our results of operations.

There are risks inherent in utilizing disposal wells and other disposal sites in our energy logistics business.

Rights to deposit flowback and/or production water in disposal wells and other disposal sites proximate to our shales are important to our energy logistics business. We currently achieve these rights in the various shales in which we operate through a variety of means including direct disposal well ownership or leasing rights, through contracts with third party disposal wells, or on a spot basis from third party disposal wells. Neither we nor the third party disposal sites we utilize can fully control the performance of disposal wells. Even though a well is legally permitted to accept a certain amount of water, there is no assurance that the well or any specific zone in the well will be capable of absorbing an anticipated amount. Disposal wells may also be ruined or rendered unusable during operations due to technical or mechanical difficulties or natural disaster. Disposal wells can encounter problems that render the well unusable even after a period of successful operation. Further, we will be obligated to retire wells that we own following their productive use in compliance with applicable laws. There can be no assurance that we will be able to successfully operate or access any specific disposal well or other disposal site, or will be able to obtain sufficient well or other disposal site access to achieve efficient operation in any shale. There can be no assurance that our estimates of the useful lives and costs of retirement of wells that we own will prove accurate.

We are self-insured and/or have deductible exposure to certain claims and are subject to the fluctuation of the insurance marketplace, all of which could affect our profitability.

The primary accident risks associated with our business are:

•	motor-vehicle related bodily injury and property damage;

•	workers’ compensation claims;

•	environmental pollution liability claims;

•	cargo loss and damage; and

•	general liability claims.

We currently maintain insurance for:

•	motor-vehicle related bodily injury and property damage claims, covering all employees, independent owner operators and independent affiliates;

•	workers’ compensation insurance coverage on our employees;

•	environmental pollution liability claims; and

•	general liability claims.

Our insurance program includes a self-insured deductible of $2.0 million per incident for bodily injury and property damage and a $1.0 million deductible for workers’ compensation. In addition, we currently maintain insurance policies with a total limit of $50.0 million, of which $45.0 million is provided under umbrella and excess liability policies and $5.0 million is provided under a primary liability policy. The $2.0 million deductible per incident could adversely affect our profitability, particularly in the event of an increase in the frequency or severity of incidents. Additionally, we are self-insured for damage to the equipment that we own and lease, as well as for cargo losses and such self-insurance is not subject to any maximum limitation. We extend insurance coverage to our independent affiliates and independent owner-operators for (i) motor vehicle related bodily injury, (ii) motor vehicle related property damage, and (iii) cargo loss and damage. Under this extended coverage, independent affiliates and independent owner-operators are responsible for only a small portion of the applicable deductibles. In addition, even where we have insurance, our insurance policies may not provide coverage for certain claims against us or may not be sufficient to cover all possible liabilities.

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

As a motor carrier, we are subject to regulation by the FMCSA and the DOT, and by various federal, state, and provincial agencies. These regulatory authorities exercise broad powers governing various aspects such as operating authority, safety, hours of service, hazardous materials transportation, financial reporting and acquisitions. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment, product-handling requirements and drug testing of drivers. In the first quarter of 2014, Quality Carriers underwent a compliance review by the FMCSA in which we retained our satisfactory DOT safety rating. Any downgrade in our DOT safety rating (as a result of the new CSA regulations described below or otherwise) could adversely affect our business.

The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices, emissions or by changing the demand for common or contract carrier services or the cost of providing trucking services. Possible changes include:

•	increasingly stringent environmental regulations, including changes intended to address climate change;

•	restrictions, taxes or other controls on emissions;

•	regulation specific to the energy market and logistics providers to the industry;

•	changes in the hours-of-service regulations, which govern the amount of time a driver may drive in any specific period;

•	driver and vehicle electronic logging requirements;

•	requirements leading to accelerated purchases of new trailers;

•	mandatory limits on vehicle weight and size;

•	driver hiring restrictions;

•	increased bonding or insurance requirements; and

•	mandatory regulations imposed by the Department of Homeland Security.

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

Federal and state legislative and regulatory initiatives could result in increased costs and additional operating restrictions upon us or our customers in the energy logistics market.

Frac shale drilling is under significant legislative, regulatory and public scrutiny. Legislation to modify the treatment of hydraulic fracturing under the Safe Drinking Water Act has been proposed in Congress, the EPA is studying the potential environmental impacts of frac shale drilling activities, and the U.S. Department of the Interior has proposed requiring companies to publicly disclose the chemicals used in hydraulic fracturing operations on public lands. In addition, some states and localities have adopted, and others are reportedly considering adopting, regulations or ordinances that could restrict frac shale drilling and injection wells in certain circumstances, or that would impose higher taxes, fees or royalties on us or on our energy logistics market customers. For example, several states have adopted regulations requiring the permitting and bonding of injection wells, disclosure of fluids utilized in the hydraulic fracturing process, and reporting of disposal volumes.

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

As a handler of hazardous substances, we are potentially subject to strict joint and several liability for investigating and rectifying the consequences of spills, leakage from injection wells and other environmental releases of these substances to surface or subsurface soils, surface water or groundwater. We have incurred remedial costs and regulatory penalties for chemical, crude oil or wastewater spills and releases at our facilities or over the road. As a result of environmental studies conducted at our facilities or at third-party sites, we have identified environmental contamination at certain sites that will require remediation and we are currently conducting investigation and remediation projects at eight of our facilities. In addition, we may be liable for environmental damages caused by previous owners of property purchased by us. Future liabilities and costs under environmental, health, and safety laws are not easily predicted, and such liabilities could result in a material adverse effect on our financial condition, results of operations or business reputation.

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

We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Political events in the Middle East, Venezuela, and elsewhere, as well as hurricanes and other weather-related events, and current and future legislation (such as market-based (cap-and-trade) greenhouse gas emissions control mechanisms) also may cause the price of fuel to increase. Because our operations and operations of our independent affiliates are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition and operations and financial condition of our independent affiliates if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have recovered the majority of the increases in fuel prices from chemical logistics and intermodal customers through fuel surcharges. However, most of our energy customer contracts do not have fuel surcharges. Fuel surcharges that can be collected may not always fully offset the increase in the cost of diesel fuel. To the extent fuel surcharges are insufficient to offset our or our independent affiliates’ fuel costs or we are unable to continue passing on increased fuel costs to our customers, our results of operations may be adversely affected.

The loss of qualified drivers or other personnel could limit our growth and negatively affect operations.

During periods of high trucking volumes, there is substantial competition for qualified drivers in the trucking industry. Regulatory requirements, including electronic logging, and an improvement in the economy could reduce the number of eligible drivers. Furthermore, certain geographic areas have a greater shortage of qualified drivers than other areas. We operate in many of the geographic areas where there have been driver shortages in the past and have turned down new business opportunities as a result of the lack of qualified new drivers. Our voluntary implementation of ELDs prior to implementation of the regulatory requirement resulted in greater driver turnover in 2011 and 2012 and lower revenues in our chemical segment, and could become an on-going competitive disadvantage until our competitors are compelled to implement ELDs as we anticipate. Difficulty in attracting qualified personnel, particularly qualified drivers, could require us to increase driver compensation, forego available customer opportunities and underutilize the tractors and trailers in our network. These actions could result in increased costs and decreased revenues. In addition, we may not be able to recruit other qualified personnel in the future.

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

If our information technology and communications systems are disrupted, the disruption could impair our operations and harm our reputation among customers.

We rely heavily on information technology and communications systems to operate our business and manage our network in an efficient manner. We have equipped our drivers with various mobile communications systems and ELDs that enable us to monitor our tractors and communicate with our drivers in the field and enable customers to track the location and monitor the progress of their cargo through the Internet. Despite redundancies and security measures, our information technology and communications systems remain susceptible to outages, computer viruses, break-ins, human error, data leakage and other disruptions and imperfections. Any of these could impair the efficiency of our operations, inhibit our customer service or reduce customer access to information. In addition, there could be a loss of confidential information, corruption of data, or damage to our reputation. Demand for our services or the profitability of operations could in turn be affected, which could have a negative impact on our results of operations or cash flows.

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

At December 31, 2013, goodwill and other intangible assets represented approximately $49.1 million, or approximately 11.5% of our total assets and approximately 18.9% of our non-current assets, the carrying value of which may be reduced if we determine that those assets are impaired. In addition, at December 31, 2013, net property and equipment totaled approximately $170.1 million, or approximately 39.8% of our total assets.

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

During 2013, we recognized impairment charges aggregating $91.3 million, of which $72.8 million related to goodwill and $18.5 million related to intangibles, all in our energy logistics segment. This impairment testing utilized the same methodologies as in prior periods, but utilized updated assumptions reflecting updated market and segment operating conditions and results.

If there are changes to the methods used to allocate carrying values, if management’s estimates of future operating results change, if there are changes in the identified reporting units or if there are changes to other significant assumptions, the estimated carrying values and the estimated fair value of our goodwill and long-lived assets could change significantly, and could result in future impairment charges, which could materially impact our results of operations and financial condition.

The expected benefits from the Trojan, Bice and Dunn’s acquisitions may not be realized, in the time frame anticipated or at all, because of integration or other challenges and we may become liable for liabilities of which we are currently unaware.

Achieving the expected benefits of the Trojan, Bice and Dunn’s acquisitions will depend on the timely and efficient integration of their operations, business culture, technology and personnel with our Company. The integration may not be completed as quickly as expected, and if we fail to effectively integrate the companies or the integration takes longer than expected, we may not achieve the expected benefits of the acquisitions. In particular, to date, the Bice and Dunn’s acquisitions have not produced results consistent with our expectations. The challenges involved in these acquisitions include, among others:

•	potential disruption of our ongoing business and distraction of management,

•	unexpected loss of key employees or customers of Trojan, Bice and Dunn’s,

•	conforming Trojan, Bice and Dunn’s standards, processes, procedures and controls with our operations,

•	hiring additional management and other critical personnel, and

•	increasing the scope, geographic diversity and complexity of our operations.

We conducted due diligence investigations of Trojan, Bice and Dunn’s operations prior to consummating these acquisitions. However, we cannot assure you that our efforts were sufficient to uncover all material information concerning such operations. As a result of such acquisitions, we may be held liable for risks and liabilities (including environmental-related costs or liabilities at disposal wells previously operated by Bice or Dunn’s or otherwise) of which we are not aware at the present time.

We may be unable to successfully realize all of the intended benefits from future acquisitions, and we may be unable to identify or realize the intended benefits of potential future acquisition candidates.

We may be unable to realize all of the intended benefits of any future acquisitions. As part of our business strategy, we continually evaluate potential future acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future, that the financing of any such acquisition will be available on satisfactory terms, that we will be able to complete any such acquisition or that we will be able to accomplish our strategic objectives as a result of any such acquisition. Nor can we assure you that our acquisition strategies will be viewed positively by customers or achieve their intended benefits. Often acquisitions are undertaken to improve the operating results of either or both the acquirer and the acquired company and we cannot assure you that we will be successful in this regard. We will encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, or inefficiencies or difficulties that arise due to unfamiliarity with geographic areas that are new to us, some or all of which could have a material adverse effect on our business, financial condition, and results of operations or cash flows.

Increased unionization could increase our operating costs or constrain operating flexibility.

Although only approximately 2.6% of our driver population, including independent owner-operators and employees of independent affiliates, was subject to collective bargaining agreements at December 31, 2013, unions such as the International Brotherhood of Teamsters have traditionally been active in the U.S. trucking industry. Unionized workers could disrupt our operations by strike, work stoppage or other slowdown. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization. Increased unionization of our workforce could result in higher compensation and working condition demands that could increase our operating costs or constrain our operating flexibility.

If we withdraw from any of our multi-employer pension plans, we will be liable for a proportionate share of such plan’s unfunded vested benefit liabilities upon our withdrawal.

By their nature, multi-employer pension plans carry with them risks that differ from single-employer plans. We contribute to multi-employer pension and postretirement plans in accordance with our collective bargaining agreements. Other unrelated employers contribute to (or have contributed to) those multi-employer plans pursuant to their respective collective bargaining agreements. Assets contributed by an employer to a multi-employer pension plan are not segregated into a separate account and are not restricted to provide benefits only to the employees of that contributing employer. If a participating employer to a multi-employer pension plan no longer contributes to the plan, as has happened in the past and may happen in the future, the unfunded obligations of the plan, including obligations to former employees of the no longer-contributing employer, may be borne by the remaining participating employers, such as us. In the event of the termination of a multi-employer pension plan, union decertification, the mass withdrawal of other employers or if we withdraw from a multi-employer pension plan, we would have material liabilities for our share of the unfunded vested liabilities of such plan.

As of December 31, 2013, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. All of these multi-employer pension plans, the Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund, the Central States Southeast and Southwest Areas Pension Fund (“Central States Plan”) and the New York State Teamsters Conference Pension and Retirement Fund, have been classified as carrying red zone status under the Pension Protection Act of 2006 (the “PPA”), indicating that they are less than 65% funded.

We do not currently intend to withdraw from the three multi-employer pension plans or take any actions that would subject us to payment of contingent obligations upon withdrawal from such plans. However, the actions of others could trigger this withdrawal liability. Based on information provided to us from the trustees of these plans, we estimate our portion of the contingent liability in the case of a full withdrawal or termination from these plans to be approximately $85.6 million, of which $79.8 million relates to the Central States Plan. In the event that we were required to pay this unfunded liability, such payment, if it could be made at all, would have a material impact on our liquidity, operations and financial results.

New markets, such as the energy logistics market, have risks with which we have limited experience, and we may not be able to operate profitably in these markets and may lose our investment.

We entered into the energy logistics market in 2011, expanded these activities through a series of acquisitions in 2012, as well as through organic growth and leveraged our independent affiliate model to this business during 2013.

We have limited experience performing energy logistics services or serving natural gas or oil drilling customers. We plan to continue to leverage our independent affiliate model to expand our energy logistics business, but there can be no assurance that we will be able to do so. Also, this business requires certain capital expenditures for specialized trailers and other costs that we may be unable to recoup.

In this market, we have experienced and expect to continue to face increased risks due to the cyclical nature of the energy industry, including variability of demand for our transportation services. Further, some energy market equipment is not readily transferable among shales, adversely affecting our ability to quickly respond to changes in demand among shales.

Hydraulic fracturing is under significant legislative and regulatory scrutiny and the adoption of new laws or regulations at the federal, state or local level could adversely affect our customers’ hydraulic fracturing operations, which could reduce demand for our logistics services. In addition, heightened political, regulatory and public scrutiny of hydraulic fracturing practices could adversely affect our business, financial condition and results of operations, whether directly or indirectly.

Accordingly, there can be no assurance that we will be able to effectively compete in this market or that our operations in this market will be successful. If we are unsuccessful, our operating margins, financial condition, cash flows and profitability could be adversely affected.

Risks Related to our Common Stock

Our ability to issue “blank check” preferred stock and Florida law may prevent a change in control of our Company that a shareholder may consider favorable.

Provisions of our articles of incorporation and Florida law may discourage, delay or prevent a change in control of our Company that a shareholder may consider favorable. These provisions include:

•	authorization of the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares in order to control a takeover attempt which the Board viewed unfavorably;

•	elimination of the voting rights of shareholders with respect to shares that are acquired without prior Board approval that would otherwise entitle such shareholders to exercise certain amounts of voting power in the election of directors; and

•	prohibition on business combinations with interested shareholders unless particular conditions are met.

As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock.

Future sales and issuances of our common stock in the public market may depress our stock price and result in dilution.

The market price of our common stock could decline as a result of sales by our existing shareholders of a large number of shares of our common stock. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As of March 5, 2014, there are approximately 27.4 million shares of common stock outstanding. Approximately 1.5 million shares of common stock, as of March 5, 2014, are “restricted securities” as defined in Rule 144 under the Securities Act of 1933 or are held by affiliates.

In addition, as of March 5, 2014, we have 1.7 million shares of common stock available for issuance under our 2012 Equity Incentive Plan. As of March 5, 2014, there were outstanding options for approximately 1.9 million shares. Exercise of the options that are in-the-money will result in dilution to existing shareholders in an amount equal to the difference in the market and exercise prices multiplied by the number of shares exercised. In addition, prior to their exercise, these options may depress the market price for our common stock.

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

Currently, we lease approximately 68,000 square feet for our administrative and corporate office headquarters in Tampa, Florida. We are not currently using all of this space and have subleased a portion of the unused space, and may seek opportunities to sublet the remainder of the unused space. Our chemical logistics business and our energy logistics business do not have separate headquarters. The lease for our corporate headquarters expires in December 2017. The corporate headquarters for our Intermodal business is located in Chalmette, Louisiana, and consists of 20,000 square feet of office space. The lease expires in November 2023. We have no other location that is material to our operations.

As of December 31, our network terminals and facilities consisted of the following:

	2013 Terminals	2012 Terminals	2011 Terminals
Chemical logistics independent affiliate trucking terminals	85	79	89
Chemical logistics company-operated trucking terminals	4	10	6
Energy logistics independent affiliate energy terminals	11	2	2
Energy logistics company-operated energy terminals	3	8	—
Intermodal container services terminals/depots	9	9	9

Total	112	108	106

We currently own 44 properties, many of which are leased to independent affiliates or third parties. We operate trucking, energy and container services terminals and repair services as well as owning or having disposal rights with respect to 8 disposal wells.

We consider our properties to be in good condition generally and believe that our facilities are adequate to meet our anticipated requirements.

ITEM 3.	LEGAL PROCEEDINGS

In addition to those items disclosed under Item 1. “Business—Environmental Matters,” “Business—Other Legal Matters” and Note 21 to our consolidated financial statements contained herein, “Commitments and Contingencies—Environmental Matters,” we are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5—Other Information

Executive Officers of the Registrant

Our executive officers, as of March 5, 2014 were as follows:

Name	Age	Position
Gary R. Enzor	51	Chairman and Chief Executive Officer
Joseph J. Troy	50	Executive Vice President and Chief Financial Officer
John T. Wilson	39	Senior Vice President, General Counsel and Secretary
Randall T. Strutz	49	President, Quality Carriers
Scott D. Giroir	51	President, Boasso America Corporation

Gary R. Enzor was appointed the Chairman of the Board of QDI in August 2013 and has served as a Director since 2008. He has served as QDI’s Chief Executive Officer since June 2007 and as President of QDI since November 2005. Mr. Enzor joined QDI in December 2004 as Executive Vice President and Chief Operating Officer. Prior to joining QDI, Mr. Enzor served as Executive Vice President and Chief Financial Officer of Swift Transportation Company, Inc. since August 2002. Prior to Swift, Mr. Enzor held executive positions with Honeywell, Dell Computer and AlliedSignal, Inc. (now Honeywell International, Inc.).

Joseph J. Troy joined QDI in August 2010 as Executive Vice President and Chief Financial Officer. Prior to joining QDI, Mr. Troy held various senior leadership positions with Walter Industries, Inc. (predecessor to Walter Energy), including Executive Vice President and Chief Financial Officer. Prior to that, Mr. Troy held various banking positions with NationsBank and its predecessor institutions. Mr. Troy previously served on the board of directors of Cellu Tissue Holdings, Inc., a producer and seller of tissue papers in the United States, and previously served on the board of Fisher Communications, Inc., a media company with television, radio, internet and mobile operations, and various charitable boards.

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

Randall T. Strutz joined QDI in April of 2010 and serves as President, Quality Carriers, the Company’s chemical logistics business. Prior to assuming his current position in April 2012, he served as QDI’s Senior Vice President of Sales and New Business Development. Before joining QDI, Mr. Strutz held the position of Chief Executive Officer with Morgan Systems, Inc., from 2008 to 2010. Prior to Morgan Systems, Mr. Strutz worked at Pacer International from 2001 to 2007, where he held the positions of Chief Commercial Officer as well as the President of Rail Brokerage and Chief Operating Officer. From 1988 through 2001, Mr. Strutz held the positions of Financial Manager, Plant Controller, Logistics Manager, Manufacturing Manager, and Plant Manager for Thomson, S.A. Mr. Strutz also worked at Price Waterhouse from 1986 to 1988.

Scott D. Giroir joined Boasso America on October 1, 1985 when he started Boasso’s first transportation division. In March of 1988, Mr. Giroir was named General Manager of Boasso America Corporation, which at the time had four divisions, all located in New Orleans, LA. In 1992, Mr. Giroir was promoted to Executive Vice-President/COO and today Mr. Giroir is the President of Boasso America. Prior to joining Boasso America, Mr. Giroir spent a short time designing off-shore platforms and drilling rigs for Petro Marine Engineering.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER’S PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ Global Market (“NASDAQ”) under the symbol “QLTY”. The table below sets forth the quarterly high and low sale prices for our common stock as reported on NASDAQ.

	Common Stock
	High	Low
2013
1st quarter	$9.49	$6.18
2nd quarter	10.44	7.01
3rd quarter	10.97	8.51
4th quarter	13.50	9.21

2012
1st quarter	$14.00	$10.97
2nd quarter	14.61	9.67
3rd quarter	11.13	8.92
4th quarter	9.50	4.91

As of March 5, 2014, there were approximately 54 holders of record of our common stock.

DIVIDEND POLICY

We have not declared cash dividends on our common stock for the periods presented above and have no present intention of doing so. We currently intend to retain our future earnings, if any, to repay debt, to finance the further expansion and continued growth of our business, or to repurchase shares of our common stock pursuant to our share repurchase program. Additionally, our ABL Facility and the indenture governing our 2018 Notes limit QDI’s ability to pay dividends on its common stock. Future dividends, if any, will be determined by our Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

The Company currently has one active and two frozen equity compensation plans. A description of our equity-based compensation plans can be found in Note 20 of the Notes to Consolidated Financial Statements for the year ended December 31, 2013. Each of these equity compensation plans was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2013:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,057,561	$6.26	1,733,595

Equity compensation plans not approved by shareholders	—	—	—

Total	2,057,561	$6.26	1,733,595

ISSUER’S PURCHASES OF EQUITY SECURITIES

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

As of December 31, 2013, we have repurchased approximately 1.2 million shares valued at $8.1 million under the Repurchase Program, with authority to repurchase an additional $6.9 million of shares. No shares were repurchased under the Repurchase Program during the three months ended December 31, 2013. However, shares were surrendered during the period by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards. Shares surrendered consisted of 20,903 shares during November 2013 at an average price per share of $10.35 and 900 shares during December 2013 at an average price per share of $12.83. For the three months ended December 31, 2013, a total of 21,803 shares were surrendered at an average price per share of $10.45.

PERFORMANCE GRAPH

The following graph depicts a comparison of cumulative total shareholder returns for us as compared to the NASDAQ Transportation Index and the NASDAQ Stock Market (U.S.) Index. The graph assumes the investment of $100 on December 31, 2008 through December 31, 2013 and the reinvestment of any dividends issued during the period.

The comparisons shown in the graph above are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from Research Data Group.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, our consolidated financial statements and notes thereto included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The consolidated statements of operations data set forth below for the years ended December 31, 2013, 2012 and 2011 and the historical balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included under Item 8 of this report. The historical statements of operations data for the years ended December 31, 2010 and 2009 and the historical balance sheet data as of December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements that are not included in this report.

	YEAR ENDED DECEMBER 31
	2013	2012	2011	2010	2009
	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data (1)
Operating revenues	$929,810	$842,118	$745,951	$686,598	$613,609
Operating expenses:
Purchased transportation	594,708	552,524	522,866	471,792	369,460
Depreciation and amortization	26,121	21,090	14,413	16,004	20,218
Impairment charges (2)	91,296	—	—	—	148,630
Other operating expenses	260,449	219,361	150,993	162,067	190,477

Operating (loss) income	(42,764)	49,143	57,679	36,735	(115,176)
Interest expense, net	30,292	29,258	28,912	35,548	28,047
Write-off of debt issuance costs	521	—	3,181	7,391	20
Gain on extinguishment of debt	—	—	—	—	(1,870)
Other (income) expense	(7,256)	(2,864)	214	791	1,912

(Loss) income before taxes	(66,321)	22,749	25,372	(6,995)	(143,285)
(Benefit from) provision for income taxes	(24,283)	(27,327)	1,941	411	37,249

Net (loss) income attributable to common shareholders	$(42,038)	$50,076	$23,431	$(7,406)	$(180,534)

Net (loss) income per common share:
Basic	$(1.58)	$1.89	$1.01	$(0.36)	$(9.28)
Diluted	(1.58)	1.84	0.96	(0.36)	(9.28)
Weighted average common shares outstanding:
Basic	26,560	26,502	23,088	20,382	19,449
Diluted	26,560	27,207	24,352	20,382	19,449

	YEAR ENDED DECEMBER 31
	2013	2012	2011	2010	2009
	(DOLLARS IN THOUSANDS, EXCEPT TERMINAL, TRAILER, TRACTOR AND ENERGY LOGISTICS EQUIPMENT DATA)
Other Data (1)
Net cash provided by operating activities	$45,970	$17,002	$35,399	$21,071	$39,756
Net cash (used in) provided by investing activities	(3,355)	(131,683)	(30,458)	(1,079)	9,577
Net cash (used in) provided by financing activities	(43,362)	113,332	(2,642)	(23,879)	(50,515)
Number of terminals at end of period	112	108	106	102	108
Number of trailers managed at end of period	5,255	5,155	5,414	5,738	6,410
Number of tractors managed at end of period	2,899	2,775	2,802	2,901	2,839
Number of energy logistics equipment managed at end of period	1,380	1,359	217	—	—

Balance Sheet Data at Year-End (1)
Working capital	$88,762	$77,570	$45,790	$34,955	$19,016
Total assets	427,249	513,603	302,395	271,335	279,616
Total indebtedness, including current maturities	383,305	418,806	307,063	317,332	321,284
Shareholders’ (deficit) equity	(56,251)	(18,440)	(106,185)	(146,379)	(140,736)

(1)	On November 1, 2011, we acquired 100% of the stock of Greensville Transport Company (“Greensville”). The results of Greensville have been included in our results since the date of the acquisition and are included in our intermodal segment. On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”). The results of the Trojan acquisition have been included in our results since the date of acquisition and are included in our energy logistics segment. On June 1, 2012, we acquired certain operating assets of Wylie Bice Trucking, LLC and the operating assets and rights of RM Resources, LLC, collectively (“Bice”). The results of the Bice acquisition have been included in our results since the date of acquisition and are included in our energy logistics segment. On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Service, Inc. and the operating assets and rights of Nassau Disposal, Inc., collectively (“Dunn’s”). The results of Dunn’s have been included in our results since the date of acquisition and are included in our energy logistics segment.
(2)	The impairment charge resulted from an impairment analysis of goodwill and intangible assets performed during the quarters ended December 31, 2013, June 30, 2013 and June 30, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America and are also the largest provider of intermodal ISO tank container and depot services in North America. In 2011, we began providing logistics services to the unconventional oil and gas (“UCO&G”) market. We operate an asset-light business model and service customers across North America through our network of 89 terminals servicing the chemical market, 14 terminals servicing the energy market and 9 ISO tank depot services terminals (intermodal) servicing the chemical and other bulk liquid markets.

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

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We estimate, based on industry sources, that the highly fragmented North American for-hire segment of the bulk tank transport market generated revenues of approximately $6.9 billion in 2012. We specifically operate in the for-hire chemical and food grade bulk transport market (which we estimate at $4.5 billion in 2012). We believe we have the leading market share (estimated at 13.0% in 2012) in this sector based on revenues. We believe managing a larger carrier network facilitates customer service and lane density, and provides a more favorable operating cost structure for us and our independent affiliates. As such, we believe we are well-positioned to expand our business.

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

Energy Logistics

We operate our energy logistics business through our subsidiary, QCER, servicing the UCO&G market through the transportation of crude oil, fresh water, flowback and produced brine water, and the disposal of flowback and produced brine water, as well as providing services ancillary to these activities. During 2012, we expanded our energy logistics business through the following acquisitions:

•	On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”), which operated in the Eagle Ford shale. We paid $8.7 million in cash at closing, and paid $1.0 million in cash in January 2013 upon the satisfaction of certain operating and financial performance criteria.

•	On June 1, 2012, we acquired certain operating assets of Wiley Bice Trucking, LLC and certain operating assets and rights of RM Resources, LLC, (collectively “Bice”), which operated in the Bakken shale region, for $81.4 million in aggregate consideration, with up to an additional $19.0 million in cash consideration payable one year after the closing date if certain future operating and financial performance criteria were satisfied. These criteria were not met.

•	On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Services, Inc. and its related company Nassau Disposal, Inc., (collectively “Dunn’s”), which operated in the Marcellus, Woodford and Utica shale regions, for an aggregate purchase price of $34.3 million, with up to an additional $3.6 million in cash consideration payable one year after the closing date if certain future operating and financial performance criteria were satisfied. These criteria were not met.

During 2013, we affiliated certain company-operated terminals and entered into new independent affiliate relationships as we began our planned affiliation of this business.

As of December 31, 2013, we operate in the Bakken, Eagle Ford, Marcellus, Mississippian Limestone, Mowry, Niobrara, Permian, Tuscaloosa Marine, Utica and Woodford shale regions in North America, all of which have drilling for both oil and natural gas with the exception of Marcellus, which is solely natural gas. We continue to evaluate the potential for expansion into additional shales, either directly or through independent affiliates, which would provide additional diversification to our business. Our strategy to target multiple resource-rich shales helps to diversify our customer offerings, lessen the impact of swings in any one commodity and optimize equipment utilization. Our energy logistics business is primarily involved in fluid management and logistics in the upstream segment of the energy industry, through its services in connection with the establishment and servicing of production wells, and the midstream segment of the energy industry, in connection with the transportation of crude oil. We believe the market for services such as those provided by our energy logistics business was approximately $8.0 billion in 2012. The industry is made up of providers that include independent national or regional trucking and logistics companies such as QCER, trucking and logistics companies owned by or dedicated to large oil and gas companies, and local providers focused on one or more particular shales. Energy logistics providers are impacted by the level of new drilling activity, which impacts the transportation of fresh water and flowback water used and the provision of related services used in those activities, and the number of active wells, which impacts the transportation of crude oil and produced water and the provision of related services used in those activities. The energy logistics market is also impacted by market prices for oil and gas, which influence the production activities of our customers, the prices they are willing to pay for our services, and the shales in which they operate. We expect regulation of this industry to increase over time but believe that the scope of our operations and our experience with regulation in our chemical logistics business will facilitate our adaptation to new regulations and may provide us with an advantage over some of our competitors.

Intermodal

Our subsidiary, Boasso, provides intermodal ISO tank container transportation and depot services through terminals located in the eastern half of the United States. In the fourth quarter of 2011, Boasso expanded its operations through the acquisition of Greensville Transport Company, which operated at a port located in Norfolk, Virginia. Boasso’s revenues are impacted by United States chemical import/export volume, in particular the number and volume of shipments through ports at which Boasso has terminals, as well as their market share at those ports.

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

Our Networks

Our businesses have networks that consist of terminals owned or operated by independent affiliates and terminals owned or operated by us and a driver pool consisting of independent owner-operator drivers, affiliate-employed drivers and company-employed drivers. Independent affiliates are independent companies with which we contract to operate chemical and energy trucking terminals and provide transportation services exclusively on our behalf in defined markets. The independent affiliates generally provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Due to several factors, including our ownership of the customer contracts and relationships, our provision of back-office support in areas such as claims, our direct relationship with independent owner-operators, the presence of non-compete agreements with the independent affiliates, and, in some cases, our ownership of the trailers utilized in the contracted business, our relationships with the independent affiliates tend to be long-term in nature, with minimal voluntary turnover. Independent owner-operators are generally individual drivers who own or lease their tractors and agree to provide transportation services to us under contract.

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

At present, our businesses rely upon independent affiliates and independent owner-operators to varying degrees. Our chemical logistics business operates primarily through independent affiliate terminals located throughout the continental United States and independent owner-operator drivers. Our intermodal business relies solely on company terminals located near ports in the eastern half of the United States and primarily independent owner-operator drivers. Our energy logistics business currently relies upon both company terminals and independent affiliate terminals, which affects the overall mix of our asset-light business. We expect to continue to add independent affiliates and independent owner-operators as well as transition company terminals to independent affiliates in our energy logistics business with the goal of reducing capital investment needs while improving return on invested capital.

The following table shows the approximate number of terminals, drivers, tractors, trailers, energy logistics equipment and chemical logistics transportation billed miles that we manage (including independent affiliates and independent owner-operators) as of December 31:

	2013	2012	2011
Terminals(1)	112	108	106
Drivers(2)	3,382	3,277	2,741
Tractors	2,899	2,775	2,802
Trailers(3)	5,255	5,155	5,414
Energy logistics equipment(4)	1,380	1,359	217
Chemical Logistics Transportation Billed Miles (in thousands)	107,405	103,347	107,760

(1)	Refer to Item 2. Properties for terminals by segment
(2)	Includes approximately 700 and 600 drivers for the energy logistics business as of December 31, 2013 and 2012, respectively.
(3)	Excludes approximately 1,600 and 1,500 chassis used in our intermodal business segment as of December 31, 2013 and 2012, respectively.
(4)	Includes tractors, trailers and service equipment.

Recent Significant Transactions

August 2013 Secondary Offering

On August 14, 2013, former shareholders including funds affiliated with Apollo Global Management, LLC (“Apollo”), sold 4.7 million shares of our common stock in an underwritten public offering, at a gross price of $8.60 per share. We did not receive any proceeds from the sale of the shares by the selling shareholders in this offering; however, we incurred and paid approximately $0.5 million in underwriting fees and expenses associated with this offering.

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

June 2013 ABL Facility Amendment—Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility which was fully funded on July 15, 2013 (the “Term Loan”). Borrowings under the Term Loan bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at December 31, 2013 was 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% after 18 months if a senior secured leverage ratio is met. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates.

May 2013 New Independent Affiliate

On May 1, 2013, we began affiliating our energy logistics trucking operations in the Marcellus and Utica shale regions by converting three company-operated terminals to affiliated operations. The affiliation is a new relationship with an independent operator who is based in the Williamsport, Pennsylvania area and operates an existing oilfield services company. In conjunction with this effort, the new independent affiliate purchased and leased certain transportation equipment to ensure sufficient capacity for the combined customer base and execute a smooth transition of the business. In the second quarter of 2013, we incurred charges of approximately $1.5 million related to this conversion, most of which were due to losses on equipment sales.

In October 2013, we transitioned our Utica shale operations in Ohio to this same independent affiliate. In December 2013 and February 2014, respectively, we transitioned our Woodford shale operations in Oklahoma and our Wyoming operation to this same independent affiliate.

November 2012 Share Repurchase Program

On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under the Repurchase Program, and it can be discontinued at any time that we feel additional purchases are not warranted. As of December 31, 2013, we have repurchased approximately 1.2 million shares valued at $8.1 million under the Repurchase Program.

October 2012 Acquisition of an Independent Affiliate

During the third quarter of 2012, we terminated our business relationship with an independent affiliate due to financial and operational difficulties. On October 17, 2012, we acquired the business, certain operating assets and certain liabilities of this independent affiliate for a purchase price of $17.1 million, paid in cash at closing. Of the total $17.1 million, we allocated $15.5 million to property and equipment and $1.6 million to goodwill. The entire amount of goodwill is deductible for tax purposes. This independent affiliate operated eight terminals within the chemical logistics segment and one terminal within the energy logistics segment. Four chemical logistics terminals were immediately transitioned to other independent affiliates, and the remaining terminals were initially transitioned to company operations. During the third quarter of 2013, the four remaining company-operated terminals were transitioned to independent affiliates. During this transition, operating results for the third and fourth quarters of 2012 were adversely impacted in aggregate by $4.4 million of greater than expected operating costs and reduced profitability. During 2013, we recognized $0.4 million of additional transition costs. We continue to experience some transition costs in 2014 which we expect will subside by the end of 2014.

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

August 2012 Asset Acquisition—Dunn’s Tank Service and Nassau Disposal, Inc.

On August 1, 2012, we acquired certain operating assets and rights of Dunn’s Tank Service, Inc. for an aggregate purchase price of $34.3 million paid in cash to expand our energy logistics business. Of the total $34.3 million, we allocated $12.2 million to property and equipment, $17.3 million to goodwill and $4.8 million to intangibles. The entire amount of goodwill is deductible for tax purposes. Dunn’s provides transportation services to the UCO&G industry primarily within the Woodford shale region, which mainly provides various services for oil drilling and preparation and hauling flowback and production water for various energy customers. The results of Dunn’s have been included in our results since the date of acquisition, and are included in our energy logistics segment.

June 2012 Asset Acquisitions—Wylie Bice Trucking, LLC and RM Resources, LLC

On June 1, 2012, we acquired certain operating assets and rights of Bice for $81.4 million aggregate consideration to expand our energy logistics business. Of the total $81.4 million, we allocated $48.2 million to goodwill, $26.6 million to property and equipment, $13.4 million to intangibles and $6.8 million to contingent consideration. Of the $48.2 million allocated to goodwill, $41.4 million is deductible for tax purposes. Bice provides transportation services to the UCO&G industry within the Bakken shale region, primarily hauling fresh water, flowback and production water, and oil for numerous energy and other customers. The flowback and production water Bice hauls is primarily disposed of utilizing six salt water injection wells we purchased from Bice. The results of the Bice acquisitions have been included in our results since the date of acquisition, and are included in our energy logistics segment.

April 2012 Asset Acquisition—Trojan Vacuum Services

On April 1, 2012, we acquired certain operating assets of Trojan to expand our energy logistics business. The purchase price was $8.7 million paid in cash at closing, plus $1.0 million paid in cash in January 2013 upon the satisfaction of certain operating and financial performance criteria. Of the total $8.7 million, we allocated $4.1 million to property and equipment, $4.3 million to intangibles and $0.3 million to goodwill. The entire amount of goodwill is deductible for tax purposes. Trojan provides transportation service to the UCO&G industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers. The results of the Trojan acquisition have been included in our results since the date of acquisition and are included in our energy logistics segment.

March 2012 Common Stock Offering

On March 13, 2012, we sold 2.5 million shares of our common stock in an underwritten public offering, at a gross price of $13.00 per share, and received net proceeds, after underwriting fees and expenses, of approximately $30.5 million. Certain affiliates of Apollo also sold 3.2 million shares in the offering. We used our net cash proceeds to repay outstanding borrowings under our ABL Facility.

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

Goodwill and Intangibles

Goodwill

We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually during the second quarter with a measurement date of June 30, and more frequently if indicators of impairment, often referred to as “triggering events,” arise, in accordance with Financial Accounting Standards Board (“FASB”) guidance. Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a ‘component’). We have determined that our reporting units for which goodwill has been allocated are equivalent to our operating segments, as all of the components of each segment meet the criteria for aggregation.

When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the two-step quantitative impairment test, otherwise, no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. In the first step of the quantitative impairment test, the fair value of a reporting unit is compared to its carrying value, including goodwill. If the carrying value of a reporting unit, including goodwill, exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.

We estimate the fair value for each reporting unit considering three basic valuation approaches (i) the cost approach, based on the cost to reproduce assets; (ii) the market approach, which considers market exchange for comparable assets; and (iii) the income approach, which relies on capitalization of potential future income.

The cost approach is a valuation methodology that develops value estimates of the underlying assets and liabilities of a business enterprise (values are based on a range, from orderly liquidation to forced liquidation, depending on how quickly a company’s assets and liabilities could be liquidated). The liabilities are subtracted from the assets to derive a value for the business enterprise.

The market approach is a valuation methodology in which the market value of the enterprise is estimated based on public market prices and actual transactions. The methodology consists of undertaking a detailed market analysis of publicly traded companies within our industry (guideline company method) and/or acquisitions of companies/assets in our industry (guideline transactions method) that provide a reasonable basis for comparison to the relevant investment characteristics of the respective reporting units. Valuation ratios and multiples derived from the guideline companies and guideline transactions methods are then selected and applied to the reporting unit after consideration of adjustments for dissimilarities in financial position, growth, markets, profitability, risk and other factors.

We derive a market value of invested capital or business enterprise value for each comparable company by multiplying the current price per share of common stock of the publicly traded companies by their total common shares outstanding and adding each company’s current level of debt. We calculate a business enterprise valuation multiple based on revenue and earnings from each company, then apply those multiples to each of our reporting unit’s revenue and earnings to conclude a reporting unit’s business enterprise value. Assumptions regarding the selection of comparable companies are made based on, among other factors, capital structure, operating environment and industry. As the comparable companies are typically larger and more diversified than our reporting units, multiples are adjusted prior to application to our reporting units’ revenues and earnings to reflect differences in margins, long-term growth prospects and market capitalization.

The income approach is based on the present value of expected future cash flows over a 5-year period utilizing a discount rate generally equivalent to the estimated market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. To estimate the present value of the estimated cash flows that extend beyond the final year of the discounted cash flow model, we employ a terminal value technique, whereby we use estimated operating cash flows minus capital expenditures and adjust for changes in working capital requirements in the final year of the model, then discount this amount by the WACC to establish the terminal value. The determination of fair value using the income approach requires judgment and involves the use of significant estimates and assumptions about expected future cash flows derived from internal forecasts and the impact of market conditions on those assumptions. Critical assumptions primarily include economic growth, industry expansion, future operations which drive our revenue and margin assumptions and the discount rate.

The use of more than one approach is desirable because it provides a balanced valuation. In some cases, all three approaches are applicable. However, normally one or two approaches are utilized. Weights given to each approach vary directly with the amount of information available and the relative quality of that information.

Available information and business fundamentals dictate which approach or approaches are employed to value a reporting unit. In 2013, it was determined that a cost approach was not relevant for the Company’s reporting units. Enterprise value estimates were determined under the guideline company method, guideline transactions method, and the income approach and were weighted to derive the enterprise value of the reporting units.

We performed our annual impairment test in the second quarter of 2013 for all reporting units. For our chemical logistics reporting unit, we qualitatively assessed whether it was more likely than not that the respective fair value of this reporting unit was less than the carrying amount, including goodwill. We considered various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events and events affecting the reporting unit that could indicate a potential change in the fair value of our reporting unit or the composition of its carrying values. We also considered the specific future outlook for the reporting unit based on our most recent forecasts. We determined that an impairment in our chemical logistics reporting unit was not likely and did not perform a quantitative analysis. For the intermodal and energy logistics reporting units, we proceeded directly to the two-step quantitative impairment test. For the intermodal reporting unit, which had goodwill of approximately $31.4 million as of June 30, 2013, the calculated fair value using the income approach and market approach, which were weighted 50% and 50%, respectively, substantially exceeded its carrying value. For the energy logistics reporting unit, which had goodwill of approximately $71.3 million as of June 30, 2013, the calculated fair value, including goodwill, using the income approach and market approach, which were weighted 50% and 50%, respectively, showed that the reporting unit’s fair value was less than its carrying amount, indicating a potential impairment. The projections used in the income approach for the energy logistics reporting unit took into consideration the weak market conditions and the volatile nature of the industry. The projections assumed a recovery of operating margins and volumes over the ensuing year based on a strategic plan developed and implemented by management. The market-based WACC used in the income approach for the energy logistics reporting unit was 18.5%. The revenue growth rate and terminal year growth rate used in the discounted cash flow model were 3.9% and 3.0%, respectively. For the market approach, we used an average sales and EBITDA multiple of 0.6 and 4.6 times, respectively, in determining the market value. These multiples were used as a valuation metric applied to our respective financial performance period. We used sales and EBITDA as indicators of value because they are widely used key indicators of the cash generating capacity of similar companies. Based on the second step of the quantitative impairment test, we concluded that the implied fair value of goodwill for the energy logistics reporting unit was less than its carrying amount, resulting in an impairment of goodwill of approximately $55.2 million recorded for the three month period ending June 30, 2013. The remaining goodwill of the energy logistics reporting unit after the second quarter impairment was approximately $17.6 million.

In the fourth quarter of fiscal 2013, we identified triggering events in our energy logistics reporting unit, which were the combination of the continued challenging market conditions, the reporting unit’s recent financial performance, and decreases in the projected results as compared to prior periods, requiring an interim impairment test of goodwill. The decrease in recent financial performance and projected results was mainly due to poor performance and increased reorganizational costs. For the energy logistics reporting unit, the calculated fair value using the income approach and market approach, which were weighted 50% and 50%, respectively, showed that the reporting unit’s fair value was less than its carrying amount, indicating a potential impairment. The projections used in the income approach for the energy logistics reporting unit took into consideration the continued weak market conditions and the volatility in the industry. The projections assumed a gradual recovery of operating margins over a multi-year period. The market-based WACC used in the income approach for the energy logistics reporting unit was 19.0%, compared to 18.5% used in the energy logistics annual impairment test performed in the second quarter of fiscal 2013. The higher WACC was the result of an increase in the risk-free market interest rate. The revenue growth rate and terminal year growth rate used in the discounted cash flow model for the fourth quarter of 2013 impairment test were 2.9% and 2.0%, respectively. For the market approach, we used an average sales and EBITDA multiple of 0.5 and 4.6 times, respectively, in determining the market value. Based on the second step of the impairment test, we concluded that the implied fair value of goodwill for the energy logistics reporting unit was less than its carrying amount, resulting in an impairment of goodwill of approximately $17.6 million for the three-month period ending December 31, 2013. There is no remaining goodwill for the energy logistics reporting unit after the fourth quarter 2013 impairment charge.

As a result of the uncertainty associated with forming the estimate inherent in the goodwill impairment test, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in our estimates of our reporting units’ fair value. Although we believe the assumptions used in testing our reporting units’ goodwill for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines in or a lack of recovery in market conditions from current levels, a trend of weaker than anticipated financial performance including the pace and extent of operating margin and volume recovery, a further decline in our share price from current levels, or an increase in the market-based WACC, among other factors, could significantly impact our impairment analysis and may result in further goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

Intangible Assets

Our intangible assets include non-compete agreements, a service agreement, customer relationships and tradenames. The Company tests intangible assets for impairment when certain triggering events or circumstances indicate that their carrying value may be impaired. Triggering events are assessed on an intangible by intangible basis and, if identified, the specific asset or assets are valued and compared to their carrying value. If the carrying value exceeds the projected discounted cash flows attributed to the indefinite-lived intangible asset, the carrying value is no longer considered recoverable and the Company will record an impairment charge. The service agreement and customer relationships are valued using the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the service agreement or customer relationships, with consideration given to cost savings, customer attrition, the importance or lack thereof of existing customer relationships to our business plan, income taxes and required growth rates. The tradenames, both indefinite and definite-lived, are tested for impairment by using the income approach, specifically the relief-from-royalty method. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to utilize the related benefits of this intangible asset.

We performed our annual impairment test in the second quarter of 2013 for the indefinite-lived intangible assets related to the intermodal tradename. For the intermodal tradename of approximately $7.4 million as of June 30, 2013, the calculated fair value using the relief-from-royalty method of the income approach substantially exceeded its carrying value. The discount rate used in the income approach was 17.5%. The long-term growth rate and royalty rate used in the discounted cash flow model were 3.0% and 2.0%, respectively. During the second quarter of 2013, we recorded an impairment charge of approximately $0.5 million related to the definite-lived tradenames for the energy logistics reporting unit. This valuation was based on the discontinued use of the tradenames and lack of marketability. The definite-lived tradenames were fully impaired as a result of the second quarter of 2013 impairment test.

Similar to goodwill, in the fourth quarter of fiscal 2013, we identified the combination of the continued challenging market conditions, the recent financial performance, and decreases in the projected results as compared to prior periods as triggering events requiring an impairment test of the customer relationships and the service agreement related to our energy logistics reporting unit. For the energy logistics reporting unit, the calculated fair value using the income approach showed that the fair value of the customer relationships was substantially less than their carrying amount, indicating an impairment of approximately $17.1 million. The projections used in the income approach for the customer relationships took into consideration the continued weak market conditions and the historical and expected customer attrition. The discount rate used in the income approach was 21.0%. The long-term growth rate used in the discounted cash flow model was 2.0%. Furthermore, for the energy logistics reporting unit, the calculated fair value using the income approach showed that the service agreement fair value was less than its carrying amount, indicating an impairment of approximately $0.9 million. The projections used in the income approach for the service agreement took into consideration the increased costs of fulfilling the contract. The discount rate used in the income approach was 20.0%. The long-term growth rate used in the discounted cash flow model was 2.0%. The customer relationships and service agreement were fully impaired as a result of the fourth quarter of 2013 impairment test.

As a result of the inherent uncertainty associated with forming the estimate inherent in the intangible assets impairment test, actual results could differ from those estimates. Future events and changing market conditions may impact our assumptions as to future revenue growth rates, pace and extent of operating margin and volume recovery, market-based WACC and other factors that may result in changes in our estimates of our reporting units’ fair value. Although we believe the assumptions used in testing our reporting units’ intangible assets for impairment are reasonable, it is possible that market and economic conditions could deteriorate further or not improve as expected. Additional declines in or a lack of recovery in market conditions from current levels, a trend of weaker than anticipated financial performance including the pace and extent of operating margin and volume recovery, a further decline in our share price from current levels, or an increase in the market-based WACC, among other factors, could significantly impact our impairment analysis and may result in further goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

Deferred Tax Asset—In accordance with FASB guidance, we use the asset and liability method of accounting for income taxes. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets.

We continue to evaluate quarterly the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. We review a rolling thirty-six month calculation of U.S. earnings, and consider other criteria at each reporting date, to determine if we have incurred cumulative income or losses in recent years. In addition, we review future reversal of existing taxable temporary differences; the ability to carry back tax attributes to prior years, feasibility of tax planning strategies and estimated future taxable income.

During 2012, we recorded a deferred tax benefit of $28.1 million of which $35.3 million related to a prior-year valuation allowance release. These releases of the valuation allowance are a result of our consistent cumulative income position, improved operating results, and recent expansion of our energy business through acquisition. Our assessment of the recoverability of the deferred tax assets primarily relied on the positive evidence related to our cumulative income position as of December 31, 2012. We have determined that it is more likely than not that expected future taxable income will be sufficient to utilize substantially all of our U.S. federal and state net deferred tax assets. We will continue to maintain a valuation allowance against our net deferred tax asset related to foreign tax credits to the extent sufficient positive evidence does not exist to support their utilization. Changes in deferred tax assets and valuation allowance are reflected in the provision for income taxes line in our consolidated statements of operations.

At December 31, 2013, we had an estimated $69.6 million in federal net operating loss carryforwards, $6.0 million of unrecognized federal operating loss carryforwards related to excess stock compensation deductions and uncertain tax position deductions, $2.3 million in alternative minimum tax credit carryforwards and $6.3 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2019 through 2030, while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits will expire in years 2014 through 2023.

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

Accrued Loss and Damage Claims—We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles up to $2.0 million per incident for bodily injury and property damage and up to $1.0 million for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under various policies. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of December 31, 2013, we had $22.0 million in an outstanding letter of credit to our insurance company to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance company may draw down the letter of credit. In developing liability reserves, we rely on insurance company estimates, the judgment of our own licensed claims adjusters, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

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

Stock Compensation Plans—Stock compensation is determined by the assumptions required under the FASB guidance. The fair values of stock option grants are based upon the Black-Scholes option-pricing model and amortized as compensation expense on a straight-line basis over the vesting period of the grants. Restricted stock awards are issued and measured at market value on the date of grant and related compensation expense is recognized over time on a straight-line basis over the vesting period of the grants. Stock-based compensation expense related to stock options and restricted stock was $3.1 million and $3.2 million for the year ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was approximately $3.5 million of total unrecognized compensation cost related to the unvested portion of our stock-based awards. The recognition period for the remaining unrecognized stock-based compensation cost generally varies from two to four years. For further discussion on stock-based compensation, see Note 20 of Notes to Consolidated Financial Statements included in Item 15 of this report.

Pension Plans—We maintain two noncontributory defined benefit plans resulting from a prior acquisition that cover certain vested salaried participants and retirees and certain other vested participants and retirees under an expired collective bargaining agreement. Both plans are frozen and, as such, no future benefits accrue. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions such as net periodic benefit cost discount rates (3.20% to 3.75%) and expected rates of return (7.00% to 7.50%) depending on the pension plan. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.

We had an accumulated net pension equity credit (after-tax) of ($4.2) million at December 31, 2013 and an accumulated net pension equity charge (after-tax) of $0.3 million at December 31, 2012. The change resulted from an increase in the value of the assets held by the two defined benefit plans.

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

Assumed discount rates and expected return on plan assets have a significant effect on the amounts reported for the pension plan. At December 31, 2013, our projected benefit obligation (“PBO”) was $47.2 million. Our projected 2014 net periodic pension expense is $0.9 million. A 1.0% decrease in our assumed discount rate would increase our PBO to $52.3 million and decrease our 2014 net periodic pension expense less than $0.1 million. A 1.0% increase in our assumed discount rate would decrease our PBO to $43.0 million and increase our 2014 net periodic pension expense less than $0.1 million. A 1.0% decrease in our assumed rate of return would not change our PBO but would increase our 2014 net periodic pension expense to $1.2 million. A 1.0% increase in our assumed rate of return would not change our PBO but would decrease our 2014 net periodic pension expense to $0.5 million.

Restructuring—We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with the FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010. The restructuring plan consisted of various actions including termination of approximately 380 non-driver positions, the consolidation, closure or affiliation of underperforming company terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters and resulted in charges during 2008, 2009 and 2010, primarily related to our chemical logistics segment. As of December 31, 2013, approximately $1.6 million was accrued related to the restructuring charges, which are expected to be paid through 2017.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, “Summary of Significant Accounting Policies—New Accounting Pronouncements” for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

RESULTS OF OPERATIONS

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
OPERATING REVENUES:
Transportation	72.6%	70.9%	69.4%
Service revenue	14.0	14.4	14.8
Fuel surcharge	13.4	14.7	15.8

Total operating revenues	100.0	100.0	100.0
OPERATING EXPENSES:
Purchased transportation	64.0	65.6	70.1
Compensation	10.6	9.8	8.2
Fuel, supplies and maintenance	11.4	9.7	6.9
Depreciation and amortization	2.8	2.5	1.9
Selling and administrative	3.4	4.0	2.9
Insurance costs	2.1	1.9	1.9
Taxes and licenses	0.4	0.3	0.3
Communication and utilities	0.4	0.4	0.4
Gain on disposal of property and equipment	(0.3)	(0.1)	(0.2)
Impairment charges	9.8	—	—
Restructuring credit	—	—	(0.1)

Total operating expenses	104.6	94.1	92.3

Operating (loss) income	(4.6)	5.9	7.7

Interest expense, net	3.2	3.5	3.9
Write-off of debt issuance costs	0.1	—	0.4
Other (income) expense, net	(0.8)	(0.3)	—

(Loss) income before income taxes	(7.1)	2.7	3.4
(Benefit from) provision for income taxes	(2.6)	(3.2)	0.3

Net (loss) income	(4.5)	5.9	3.1

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

Comparability for the year ended December 31, 2013 to the year ended December 31, 2012 is affected by the acquisitions of Trojan, Bice and Dunn’s in 2012 (“the 2012 Energy Acquisitions”) which are included in our energy logistics segment.

For the year ended December 31, 2013, total revenues were $929.8 million, an increase of $87.7 million, or 10.4%, from revenues of $842.1 million for the same period in 2012. Transportation revenue increased $77.7 million, or 13.0%, primarily due to an increase in energy logistics revenue of $54.9 million, of which $35.0 million related to the 2012 Energy Acquisitions. In addition, we had an increase of $19.1 million in our chemical logistics revenue due to increased pricing and higher volumes and an increase of $3.7 million in our intermodal business due to an increase in demand for ISO container shipments.

Service revenue increased $8.7 million, or 7.2%. This increase was primarily due to higher intermodal depot services revenue of $5.5 million, higher energy logistics revenue of $2.2 million, and an increase in our chemical logistics revenue of $1.0 million.

Fuel surcharge revenue increased $1.3 million, or 1.1%, primarily due to an increase in our chemical logistics business of $1.1 million and an increase of $0.9 million in our intermodal business, partially offset by a decrease in our energy logistics business of $0.7 million. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers. Most of these programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased $42.2 million, or 7.6%, primarily due to an increase of $26.4 million in costs related to servicing the energy logistics market, and partly due to the 2012 Energy Acquisitions. Purchased transportation also increased $14.0 million related to our chemical logistics business and $1.8 million related to our intermodal business. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased to 74.3% for the year ended December 31, 2013 versus 76.6% for the same period in 2012. Our independent affiliates generated 89.9% of our chemical logistics transportation revenue and fuel surcharge revenue for the year ended December 31, 2013 compared to 90.4% for the comparable prior-year period. During the 2013 and 2012 periods, we paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue. During 2014, certain independent affiliates may earn a greater percentage of chemical logistics transportation revenue that is incremental to revenue generated in prior periods.

During the year ended December 31, 2013, hauling for the energy market was performed by company-operated terminals, independent affiliates and independent third-party carriers. During this period, company-operated terminals generated approximately 67.4% of the energy logistics revenue, and independent affiliates and third-party carriers generated approximately 32.6%. During the year ended December 31, 2012, company-operated terminals generated approximately 77.0% of the energy logistics revenue and independent affiliates and third-party carriers generated approximately 23.0%. We expect the percentage of energy logistics revenue generated by independent affiliates to continue to increase in 2014 due to the affiliations that occurred in 2013 and the contemplated affiliations in 2014. We typically pay these independent contractors between 70% and 95% of energy logistics transportation revenue depending on their type of association with the company.

Compensation expense increased $16.5 million, or 20.1%, due primarily to an increase of $11.3 million in our energy logistics business, of which $9.6 million was due to the 2012 Energy Acquisitions, an increase of $4.3 million in our chemical logistics business from an increase in company-operated terminals, prior to their re-affiliation beginning in the second quarter of 2013, and an increase in our intermodal business of $0.9 million.

Fuel, supplies and maintenance increased $23.9 million, or 29.1%, due primarily to an increase of $15.4 million related to our energy logistics business, of which $11.6 million was due to the 2012 Energy Acquisitions. We also had an increase of $5.5 million related to our chemical logistics business resulting primarily from an increase in fuel costs of $1.7 million, an increase in equipment rent expense of $3.0 million, and an increase in repairs and maintenance expense and other terminal costs of $0.8 million, primarily at our company-operated terminals. In addition, we had an increase of $3.0 million related to our intermodal business primarily due to higher maintenance costs of $2.1 million, an increase in equipment rent of $0.7 million and an increase in fuel costs of $0.2 million.

Depreciation and amortization expense increased $5.0 million, or 23.9%, primarily due to an increase in depreciation in our energy logistics business and an increase in amortization expense for acquired intangible assets. We expect our depreciation and amortization expense to be lower in 2014 than in 2013 due to sales of energy logistics equipment and the impairment of substantially all of the energy logistics intangible assets in 2013.

Selling and administrative expenses decreased $2.3 million, or 6.9%. Increases in our energy logistics business of $2.9 million, of which $2.4 million was due to the 2012 Energy Acquisitions, and increases of $0.3 million in our intermodal business, were offset by a decrease in our chemical logistics business of $5.5 million, which is primarily due to a reduction in energy acquisition-related costs and professional fees.

Insurance costs increased $3.3 million, or 21.1%, due to higher claims in our energy logistics business from increased trucking activity and an increase in severity of claims in our chemical logistics business. As a percentage of revenue, insurance expense was within the Company’s target range of 2% to 3% of total revenue.

For the year ended December 31, 2013, we recognized a net gain on disposal of property and equipment of $2.5 million which was comprised of a net gain of $3.0 million on the sale of properties offset by a net loss of $0.5 million on the disposal of revenue equipment. For the year ended December 31, 2012, we recognized a gain on disposal of revenue equipment of $1.0 million.

For the year ended December 31, 2013, we recorded a non-cash impairment charge to goodwill and intangibles in the amount of $91.3 million as a result of our impairment analyses performed as of June 30, 2013 and as of December 31, 2013. These charges related to our energy logistics segment. Further information regarding our impairment analysis is included in our Critical Accounting Policies and Estimates regarding Goodwill and Intangible Assets.

For the year ended December 31, 2013, we incurred an operating loss of $42.8 million compared to operating income of $49.1 million for the same period in 2012. The decrease was primarily due to the non-cash impairment charge described above.

Interest expense increased $1.1 million, or 3.5%, in the year ended December 31, 2013, primarily due to an increase in our weighted average ABL Facility borrowings which were primarily used to fund the 2012 Energy Acquisitions and the $0.7 million premium paid on the redemption of a portion of our 2018 Notes. We expect our interest expense for 2014 to be lower than in 2013 due to the redemption of a portion of our 2018 Notes in 2013, provided that the rates of interest on our floating rate indebtedness do not increase substantially.

Other income of $7.3 million for the year ended December 31, 2013 consists primarily of adjustments to our liability for contingent consideration payments related to the acquisition of Bice. Other income of $2.9 million for the year ended December 31, 2012 consists primarily of the net adjustments to our liability for contingent consideration payments primarily related to our energy logistics acquisition.

We recognized an income tax benefit of $24.3 million for the year ended December 31, 2013, compared to an income tax benefit of $27.3 million for the same period in 2012. The effective tax rates for the years ended December 31, 2013 and 2012 were 36.6% and (120.1)%, respectively. The effective tax rate for the year ended December 31, 2013 was impacted by an increase in our reserve for uncertain tax positions. The effective tax rate in the same period in 2012 was impacted by a release of $35.3 million in the aggregate of our deferred tax valuation allowance.

For the year ended December 31, 2013, we incurred a net loss of $42.0 million compared to net income of $50.1 million for the same period in 2012 as a result of the above-mentioned items.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Comparability for the year ended December 31, 2012 to the year ended December 31, 2011 is affected by the 2012 Energy Acquisitions, which are included in our energy logistics segment, and by the acquisition of Greensville in the fourth quarter of 2011, which is included in our intermodal segment.

For the year ended December 31, 2012, total revenues were $842.1 million, an increase of $96.1 million, or 12.9%, from revenues of $746.0 million for the same period in 2011. Transportation revenue increased $79.6 million, or 15.4%, primarily due to an increase in energy logistics revenue of $76.2 million, of which $61.5 million related to the 2012 Energy Acquisitions and $14.7 million related to our existing energy business which began in the second quarter of 2011. In addition, we had an increase of $10.1 million in our intermodal business due to an increase in demand and revenue related to Greensville. These increases were partially offset by a decrease in chemical logistics revenue of $6.7 million due to driver capacity constraints resulting from the installation of ELDs, partially offset by price increases.

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

During the year ended December 31, 2012, hauling for the energy market was performed by company-operated terminals, independent affiliates and independent third-party carriers. During this period, company-operated terminals generated approximately 77.0% of the energy revenue and independent affiliates and third-party carriers generated approximately 23.0%. We typically pay these independent contractors between 70% and 95% of energy logistics transportation revenue depending on their type of association with the Company.

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

We had no write-offs of debt issuance costs during the year ended December 31, 2012. In the year ended December 31, 2011, we wrote off $3.2 million of unamortized debt issuance costs and other bank fees of which $2.1 million resulted from the redemptions of certain outstanding notes and $1.1 million related to the refinancing of our previous ABL Facility.

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

Segment Operating Results

We have three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network that includes company-operated terminals and terminals operated by 26 independent affiliates, and equipment rental income;

•	Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, and crude oil for the UCO&G market, through our network of company-operated terminals and 3 independent affiliates and equipment rental income; and

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business primarily supporting the international movement of bulk liquids.

Segment operating income reported in our segment tables excludes amounts such as depreciation and amortization, gains and losses on disposal of property and equipment, impairment charges, restructuring costs, corporate and other unallocated amounts. Although these amounts are excluded from the business segment results, they are included in our reported consolidated statements of operations. Most corporate and shared services overhead costs, including acquisition costs, are included in our chemical logistics segment. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment operating results are as follows (in thousands):

	Year Ended December 31, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$442,164	$160,614	$72,316	$675,094
Service revenue	68,659	10,617	50,489	129,765
Fuel surcharge	106,845	273	17,833	124,951

Total operating revenues	$617,668	$171,504	$140,638	$929,810

Segment revenue % of total revenue	66.4%	18.5%	15.1%	100.0%

Segment operating income	$37,539	$10,634	$24,030	$72,203
Depreciation & amortization	11,626	11,173	3,322	26,121
Impairment charges (1)	—	91,296	—	91,296
Other (income) expense, net	(7,098)	4,809	(161)	(2,450)

Operating income (loss)	$33,011	$(96,644)	$20,869	$(42,764)

	Year Ended December 31, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$423,077	$105,679	$68,650	$597,406
Service revenue	67,632	8,461	45,008	121,101
Fuel surcharge	105,767	926	16,918	123,611

Total operating revenues	$596,476	$115,066	$130,576	$842,118

Segment revenue % of total revenue	70.8%	13.7%	15.5%	100.0%

Segment operating income	$37,809	$12,177	$19,259	$69,245
Depreciation & amortization	11,293	6,310	3,487	21,090
Other (income) expense, net	(1,327)	391	(52)	(988)

Operating income	$27,843	$5,476	$15,824	$49,143

	Year Ended December 31, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$429,769	$29,432	$58,579	$517,780
Service revenue	67,414	1,006	42,168	110,588
Fuel surcharge	103,487	64	14,032	117,583

Total operating revenues	$600,670	$30,502	$114,779	$745,951

Segment revenue % of total revenue	80.5%	4.1%	15.4%	100.0%

Segment operating income	$48,444	$3,081	$18,728	$70,253
Depreciation & amortization	10,418	785	3,210	14,413
Other income, net	(1,684)	—	(155)	(1,839)

Operating income	$39,710	$2,296	$15,673	$57,679

	2013 vs 2012	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment revenues	$ change	$21,192	$56,438	$10,062	$87,692
	% change	3.6%	49.0%	7.7%	10.4%

Segment operating income	$ change	$(270)	$(1,543)	$4,771	$2,958
	% change	(0.7)%	(12.7)%	24.8%	4.3%

	2012 vs 2011	Chemical Logistics	Energy Logistics	Intermodal	Total
Segment revenues	$ change	$(4,194)	$84,564	$15,797	$96,167
	% change	(0.7)%	277.2%	13.8%	12.9%

Segment operating income	$ change	$(10,635)	$9,096	$531	$(1,008)
	% change	(22.0)%	295.2%	2.8%	(1.4)%

(1)	Includes impairment charges of $72.8 million of goodwill and $18.5 million of intangible assets related to our energy logistics segment.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Comparability for the year ended December 31, 2013 to the year ended December 31, 2012 is affected by the 2012 Energy Acquisitions which are included in our energy logistics segment.

Operating revenue:

        Chemical Logistics—revenues increased $21.2 million, or 3.6%, for the year ended December 31, 2013 compared to the same prior-year period in 2012 primarily due to an increase in transportation revenue of $19.1 million which was driven by increased pricing and higher volumes. Chemical logistics shipment demand continues to be strong with a favorable pricing environment. We had an increase of $1.1 million in fuel surcharge revenue due to higher transportation revenue and an increase in service revenue of $1.0 million due primarily to increased trailer rent. Driver counts were slightly higher in 2013 due to continued aggressive focus on recruiting and retention.

Energy Logistics—revenues increased $56.4 million, or 49.0%, for the year ended December 31, 2013 due to a full year of our 2012 Energy Acquisitions, increased revenue driven by organic oil business growth in our Eagle Ford shale region and the on-boarding of our new Marcellus independent affiliate. These increases were partially offset by reduced new drilling activity in the Bakken shale region which resulted in a decline in fresh and disposal water transportation revenues and a slowdown in production water hauling volumes in the Eagle Ford shale region.

Intermodal—revenues increased $10.1 million, or 7.7%, for the year ended December 31, 2013 compared to the prior-year period in 2012 due to continued strong demand for ISO container shipments which has led to increases in trucking volumes and a stable to upward environment for pricing. Revenue also increased due to stronger storage, rental and service revenue.

Segment operating income:

Chemical Logistics—operating income decreased $0.3 million, or 0.7%, for the year ended December 31, 2013 compared to the prior-year period in 2012, primarily due to higher equipment lease expense, higher medical claims and incremental depreciation expense from the independent affiliate asset acquisition in the fourth quarter of 2012. These decreases were partially offset by a reduction in professional fees related to the 2012 Energy Acquisitions. The company-operated terminals we took over from the independent affiliate conversion in the third quarter of last year negatively impacted our margins during 2013. While we have now re-affiliated these terminals to existing independent affiliates, future margin improvements in these locations will not be realized until later in 2014 as we provided certain financial incentives to accelerate the conversions.

Energy Logistics—operating income decreased $1.5 million, or 12.7%, for the year ended December 31, 2013 primarily due to reduced profitability within the Bakken shale region, lower margins on fresh water business in the Eagle Ford shale region, costs associated with the reorganization of this segment including severance and lease termination costs, reduced asset utilization in Oklahoma, and high equipment repositioning costs. This decrease was partially offset by a full year of our 2012 Energy Acquisitions, the affiliation of our Marcellus shale business and improved results from crude oil hauling in the Eagle Ford shale region. In December 2013, we affiliated our Woodford shale operations, and we plan to affiliate our production water hauling business in the Eagle Ford shale in 2014. While these conversions to independent affiliates carry with them short-term costs, including temporary rate concessions, we believe these conversions will increase the operating income of these operations over the long-term.

Intermodal —operating income increased $4.8 million, or 24.8%, for the year ended December 31, 2013 compared to the same period in 2012 due primarily to increased storage and service revenues which carry higher margins, improved profitability in our Northeast region and the non-recurrence of steep equipment repair costs which impacted the prior-year period.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Comparability for the year ended December 31, 2012 to the year ended December 31, 2011 is affected by the 2012 Energy Acquisitions, which are included in our energy logistics segment, and by the acquisition of Greensville in the fourth quarter of 2011, which is included in our intermodal segment.

Operating revenue:

Chemical Logistics—revenues decreased $4.2 million, or 0.7%, for the year ended December 31, 2012 compared to the same period for 2011 primarily due to a decrease in transportation revenue of $6.7 million. The decline was driven by reduced linehaul revenue resulting primarily from lower shipment volumes and the lingering effects of the implementation of electronic on-board recorders on driver counts. This decline was partially offset by an increase of $2.3 million of fuel surcharge revenue due to higher fuel prices and an increase of $0.2 million primarily due to increased trailer rental revenue.

Energy Logistics—revenues increased $84.6 million, or more than 100.0%, for the year ended December 31, 2012 due to our entry into the UCO&G market during the second quarter of 2011, the 2012 Energy Acquisitions and growth of our existing energy business through the addition of two independent affiliates.

Intermodal—revenues increased $15.8 million, or 13.8%, for the year ended December 31, 2012 compared to the same period in 2011, due to the Greensville acquisition, continued strong demand for ISO container shipments, and higher storage and repair business.

Segment operating income:

Chemical Logistics—segment operating income decreased $10.6 million, or 22.0%, for the year ended December 31, 2012 compared to the same period in 2011 primarily due to acquisition costs, higher equipment rental expense, severance and lease termination costs, legal and claims settlement costs, higher repairs and maintenance and increased terminal costs. In addition, operating income was negatively impacted by $7.9 million of costs associated with an independent affiliate conversion.

Energy Logistics—segment operating income increased $9.1 million, or more than 100.0%, for the year ended December 31, 2012 due to our entry into the UCO&G market in the second quarter of 2011, the 2012 Energy Acquisitions and through the addition of two independent affiliates, partially offset by increased depreciation and amortization costs related to acquired assets. Operating income was negatively impacted by $2.3 million of operating costs and reduced profitability related to the transition of an independent affiliate and decreased volumes in the Marcellus shale region driven by lower natural gas prices.

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

EXCHANGE RATES

We operate primarily in the United States but also have operations in Canada and Mexico. Our results of operations are affected by the relative strength of currencies in the countries where we operate. Approximately 4.1%, 4.7% and 6.1% of our revenue in 2013, 2012 and 2011, respectively, was generated outside the United States.

In comparing the average exchange rates between 2013 and 2012, the Canadian dollar fell against the United States dollar by approximately 2.9%. The change in exchange rates negatively impacted revenue by approximately $1.2 million in 2013. The depreciation of the Canadian dollar was the primary reason for the $0.1 million net decrease in cumulative currency translation loss in shareholders’ deficit for 2013.

Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.3 million loss in 2013, a less than $0.1 million gain in 2012, and a $0.2 million loss in 2011. Risks associated with foreign currency fluctuations are discussed further in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs consist of debt service, working capital, capital expenditures, acquisitions and share repurchases. Our working capital needs depend upon the timing of our collections from customers and payments to others, as well as our capital and operating lease payment obligations. Our capital expenditures primarily relate to acquiring tractors and trailers to grow and maintain the chemical and energy logistics fleet. We reduce our net capital expenditure requirements for our chemical logistics and energy logistics businesses by utilizing independent affiliates and independent owner-operators and by periodically selling equipment to independent affiliates or third parties.

Independent affiliates and independent owner-operators typically supply their own tractors or other equipment, which reduces our capital investment requirements. For 2013, capital expenditures were $26.2 million and proceeds from sales of property and equipment were $24.7 million. We generally expect our sustaining capital expenditures, net of proceeds from property and equipment sales, to be approximately 1% to 2% of operating segment revenues annually. We expect net capital expenditures to be approximately $8.0 to $12.0 million for 2014, which is higher than in 2013. Some of our independent affiliates who are engaged with us in the chemical logistics or energy logistics markets may at times purchase some portion of this equipment from us as they did in 2013. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses or other factors.

Debt service currently consists of required interest payments on the outstanding balance of our ABL Facility, our Term Loan, and our outstanding 2018 Notes, as well as acquisition-related indebtedness. In addition, mandatory principal payments under the Term Loan may begin as early as June 14, 2014. We have no major debt maturities prior to August 2016, when our ABL Facility, including the Term Loan, matures. We may from time to time repurchase or redeem additional amounts of our outstanding debt or may repurchase outstanding shares of our common stock. Our Board of Directors has approved a share repurchase program for up to $15.0 million in shares of our common stock, of which $6.9 million remained available at December 31, 2013. Separately, we have a long-term goal to reduce the outstanding amount of our indebtedness and reduce our interest expense. In the future, we may seek to refinance our existing indebtedness in order to obtain more favorable terms to reduce our interest expense. However, any repurchases, redemptions or refinancing would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

Our primary sources of liquidity for operations during the 2013 and 2012 periods have been cash flow from operations and borrowing availability under the ABL Facility. At December 31, 2013, we had $74.3 million of borrowing availability under the ABL Facility. Our ABL Facility was amended on September 27, 2012 to increase our maximum borrowing capacity and we amended again on June 14, 2013 to provide for a $17.5 million Term Loan, which was fully funded on July 15, 2013. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. Proceeds from the Term Loan, together with additional borrowings under our ABL Facility, were used to fund the redemption of $22.5 million in original principal amount of our 2018 Notes on July 15, 2013. We believe that, based on current operations and anticipated growth, our cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated capital expenditures, operating expenses and our other anticipated liquidity needs for the next 12 months. Anticipated debt maturities in 2016, the acquisition of other businesses or other events that we do not foresee may require us to seek alternative financing, such as restructuring or refinancing our long-term debt, selling assets or operations or selling additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under any of our debt agreements and we default on our obligations, our debt could be accelerated and our assets might not be sufficient to repay in full all of our obligations.

Cash Flows

The following summarizes our cash flows for 2013, 2012 and 2011 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements:

(In Thousands)	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$45,970	$17,002	$35,399
Net cash used in investing activities	(3,355)	(131,683)	(30,458)
Net cash (used in) provided by financing activities	(43,362)	113,332	(2,642)
Effect of exchange rates	—	—	1

Net (decrease) increase in cash	(747)	(1,349)	2,300
Cash and cash equivalents at beginning of period	2,704	4,053	1,753

Cash and cash equivalents at end of period	$1,957	$2,704	$4,053

We generated $46.0 million, $17.0 million and $35.4 million in net cash provided by operating activities in 2013, 2012 and 2011, respectively. In 2013, cash provided by operating activities was primarily due to operating income prior to impairment charges and higher net collections of receivables primarily from our energy logistics business. In addition, the increase in other assets in the current year was lower than in the prior year when we issued $6.3 million in notes to a former independent affiliate. In 2012, cash provided by operating activities was lower than 2011 primarily due to lower operating income and the 2012 Energy Acquisitions. In 2011, cash provided by operating activities was primarily due to net income, recognized gains on sales of unutilized equipment and restructuring and cost reduction efforts. Our restructuring and cost reduction efforts prior to 2011 and reductions in our trailer fleet during 2011 enabled us to generate operating cash in 2011.

Net cash used in investing activities in 2013, 2012 and 2011 was $(3.4) million, $(131.7) million and $(30.5) million, respectively. Capital expenditures totaled $26.2 million, $32.3 million and $38.3 million in 2013, 2012 and 2011, respectively, while proceeds from sales of property and equipment were $24.7 million, $13.5 million and $16.5 million, respectively. In 2013, we used proceeds of $24.7 million from sales of property and equipment to fund a majority of the $26.2 million of new revenue equipment. In addition, we acquired a customer list for $1.0 million and paid $1.0 million of contingent consideration for Trojan. In 2012, the increase in cash used for investing activities was primarily due to the 2012 Energy Acquisitions of $95.2 million, $18.8 million of net capital expenditure to support our energy logistics business growth initiatives and purchase of an independent affiliate’s assets of $17.1 million. In 2011, capital expenditures to support our entry into the energy markets were partially offset by an increase in proceeds from the sale of equipment. In addition, we used $8.6 million for the Greensville acquisition in the fourth quarter of 2011.

Net cash used in financing activities was $(43.4) million in 2013. Net cash provided by financing activities in 2012 was $113.3 million. Net cash used in financing activities was $(2.6) million in 2011. In 2013, we received proceeds of $17.5 million from a new Term Loan under our ABL Facility which was utilized towards the partial redemption of $22.5 million of our 2018 Notes. In addition, cash flow from operations, proceeds from property and equipment sales and proceeds from the exercise of stock options of $1.6 million enabled us to pay down $25.2 million of our existing ABL Facility. We also paid down $9.0 million of other debt and capital lease obligations, funded share repurchases of $4.5 million and paid $1.0 million of financing costs associated with our new Term Loan and ABL Facility amendment. In 2012, increased net borrowings of $95.7 million under our ABL Facility and net cash received from our equity offering of approximately $30.5 million was utilized to fund the 2012 Energy Acquisitions, to pay down $8.5 million of other debt and capital lease obligations, fund share repurchases of $3.7 million and to pay financing fees of $1.0 million in connection with our ABL Facility and amendment. In 2011, net cash received from our equity offering of approximately $17.6 million, increased net borrowings of $27.0 million under the ABL Facility and its predecessor facility, and proceeds from the exercise of stock options of $1.8 million were utilized to redeem $27.5 million in principal amount of certain outstanding notes, to pay down other debt and capital leases of $15.1 million, to pay fees related to our ABL Facility and 2018 Notes of $5.0 million, and to redeem for $1.8 million the preferred shares of our subsidiary, CLC, which were previously reflected on our balance sheet as redeemable noncontrolling interest.

Off-Balance Sheet Arrangements

We guarantee lease payment obligations aggregating approximately $13.5 million as of December 31, 2013, of certain independent owner-operators and independent affiliates for their tractors to certain third-party vendors. The guarantees expire at various dates beginning in 2015 to 2019 and would require us to make lease payments in the event of a default by an independent owner-operator or independent affiliate. Further, upon a default, we may take actions to reduce or recoup our expenditures, including purchasing the tractor and reselling it to recover all or a portion of the amounts paid, or facilitating an arrangement between the third-party vendor and another independent owner-operator to assume the lease. In addition, up to 50% of any remaining losses related to independent owner-operators managed by independent affiliates could be recouped from those independent affiliates. We believe that the likelihood is remote that material payments will be required under these lease guarantees.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at December 31, 2013 over the periods we expect them to be paid (in thousands):

	TOTAL	Year 2014	Years 2015 & 2016	Years 2017 & 2018	The Five Years after 2018
Operating leases (1)	$91,398	$21,992	$41,376	$25,727	$2,303
Total indebtedness (2)	379,379	8,692	149,017	221,670	—
Capital leases	4,883	1,888	1,683	1,312	—
Interest on indebtedness (3)	112,273	25,875	49,257	37,141	—

Total contractual cash obligations (4) (5) (6) (7) (8)	$587,933	$58,447	$241,333	$285,850	$2,303

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.
(2)	Includes aggregate unamortized discount of $1.0 million related to the 2018 Notes.
(3)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2013 will remain outstanding until maturity and interest rates on variable-rate debt in effect as of December 31, 2013 will remain in effect until maturity.
(4)	Excludes long-term pension obligations as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of December 31, 2013, obligations of $12.6 million were reflected in the consolidated balance sheet. This amount represented our unfunded status of such plans, which is the difference between our projected benefit obligation and the fair value of plan assets, as of such date. See Note 17 of the Notes to Consolidated Financial Statements.
(5)	Excludes liabilities associated with environmental matters as we are unable to reasonably estimate the ultimate amount or timing of settlement of such liabilities. Liabilities of $8.3 million, which represent our reserves for environmental compliance and remediation, were reflected in the consolidated balance sheet as of December 31, 2013. See Note 21 of the Notes to Consolidated Financial Statements.
(6)	Excludes accrued loss and damage claims as we are unable to reasonably estimate the ultimate amount or timing of settlement of such claims. As of December 31, 2013, accrued loss and damage claims of $19.3 million, which represented the balance of our reserves for such liabilities, were reflected in the consolidated balance sheet.
(7)	Excludes liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement of such positions. See Note 16 of the Notes to Consolidated Financial Statements.
(8)	Excludes potential liabilities associated with our guarantees on leases aggregating approximately $13.5 million as of December 31, 2013 of certain independent owner-operators and independent affiliates because we are unable to reasonably estimate our probable exposure to loss. See Note 22 of the Notes to Consolidated Financial Statements.

Long-term Debt

Long-term debt consisted of the following (in thousands):

10580

	December 31, 2013	December 31, 2012
Capital lease obligations	$4,883	$6,038
ABL Facility	136,000	161,200
Term Loan	17,500	—
9.875% Second-Priority Senior Secured Notes, due 2018	202,500	225,000
5% Subordinated Acquisition Notes	19,170	21,300
Other Notes	4,209	6,533

Long-term debt, including current maturities	384,262	420,071
Discount on Notes	(957)	(1,265)

Total indebtedness (including capital lease obligations)	383,305	418,806
Less current maturities of long-term debt (including capital lease obligations)	(10,580)	(7,831)

Long-term debt, less current maturities (including capital lease obligations)	$372,725	$410,975

Debt Retirement

The following is a schedule of our indebtedness at December 31, 2013 over the periods we are required to pay such indebtedness (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Capital lease obligations	$1,888	$942	$741	$738	$574	$—	$4,883
ABL Facility	—	—	136,000	—	—	—	136,000
Term Loan (1)	5,833	7,778	3,889	—	—	—	17,500
9.875% Second-Priority Senior Secured Notes, due 2018 (2)	—	—	—	—	202,500	—	202,500
5% Subordinated Acquisition Notes	—	—	—	19,170	—	—	19,170
Other notes	2,859	1,084	266	—	—	—	4,209

Total	$10,580	$9,804	$140,896	$19,908	$203,074	$—	$384,262

(1)	Assumes repayment of the principal amount of the Term Loan in equal quarterly amounts beginning on the 12-month anniversary of the Term Loan.
(2)	Amounts do not include the remaining unamortized original issue discount of $1.0 million related to the 2018 Notes.

The following is a schedule of our debt issuance costs (in thousands) for the year ended December 31:

	December 31, 2012	Write-off of Issuance Costs	Additional Debt Issuance Costs	2013 Amortization Expense	December 31, 2013
ABL Facility	$4,845	$—	$390	$(1,490)	$3,745
Term Loan	—	—	600	(110)	490
9.875% Second-Priority Senior Secured Notes, due 2018	4,665	(420)	—	(798)	3,447

Total	$9,510	(420)	$990	$(2,398)	$7,682

Amortization expense of deferred issuance costs was $2.4 million, $2.1 million, and $2.1 million for the years ending December 31, 2013, 2012 and 2011, respectively, and is included in interest expense. We are amortizing these costs over the term of the debt instruments.

The ABL Facility

Revolving Credit Facility

Our ABL Facility provides for a revolving credit facility with a maturity of August 19, 2016. On September 27, 2012, our maximum borrowing capacity under the facility was increased from $250.0 million to $350.0 million. Borrowing availability under our ABL Facility did not change as a result of this amendment. Changes in borrowing availability result from increases or decreases in assets securing the ABL Facility. The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The ABL Facility is available for working capital needs and general corporate purposes, including permitted acquisitions. At December 31, 2013, we had $74.3 million of borrowing availability under the ABL Facility.

Borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at December 31, 2013 was 1.00% for base rate borrowings and 2.00% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the revolving credit facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding loans under the revolving credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on the ABL Facility at December 31, 2013 and 2012 was 2.2% and 2.5%, respectively. The borrowing base for the ABL Facility consists of eligible accounts receivable, inventory, tractor and trailer equipment, real property and certain other equipment.

We recorded $6.9 million in debt issuance costs relating to the ABL Facility. We are amortizing the debt issuance costs over the remaining term of the ABL Facility.

Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility which was fully funded on July 15, 2013. Borrowings under the Term Loan bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at December 31, 2013 was 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% after 18 months if a senior secured leverage ratio is met. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates. Beginning no earlier than the 12-month anniversary of the Term Loan and no later than the 24-month anniversary of the Term Loan, we will be subject to mandatory repayment of the principal amount of the Term Loan in equal quarterly payments for the remainder of the maturity period. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. We may voluntarily repay the outstanding amount under the Term Loan at any time without premium or penalty, other than customary “breakage” costs with respect to the LIBOR loans. The interest rate on borrowings under the Term Loan at December 31, 2013 was 3.7%.

We recorded $0.6 million in debt issuance costs relating to the Term Loan. We are amortizing the debt issuance costs over the term of the Term Loan.

9.875% Second-Priority Senior Secured Notes Due 2018

On November 3, 2010, we issued $225.0 million aggregate principal amount of the 2018 Notes. With the proceeds of the issuance of the 2018 Notes, we repaid and redeemed certain of our previously outstanding notes and paid down a portion of our outstanding borrowings under the predecessor facility to the ABL Facility.

Interest on the 2018 Notes is payable at a rate of 9.875% per annum, semiannually on May 1 and November 1 of each year. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its 100%-owned domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility, including the Term Loan and obligations under certain hedging agreements, cash management obligations and certain other first-lien obligations.

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

We recorded $6.0 million in debt issuance costs relating to the 2018 Notes, of which $5.8 million was related to the new issuance and $0.2 million of unamortized debt issuance costs related to our 10% Senior Notes due 2013 which are no longer outstanding. We are amortizing these costs over the term of the 2018 Notes.

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

5% Subordinated Acquisition Notes

We issued Acquisition Notes in an aggregate principal amount of $21.3 million as part of the consideration for the Bice acquisition (“Acquisition Notes”). The Acquisition Notes bear interest at a fixed rate of 5.0% per annum and mature June 1, 2017. Payments of interest only are scheduled for the end of each calendar quarter with principal payable in full at maturity. The Acquisition Notes are unsecured and subordinated. The notes are non-negotiable and non-transferable and may be prepaid in whole or in part at any time without premium or penalty. On November 12, 2013, we made principal payments of $2.1 million, thereby reducing the outstanding principal amount of the Acquisition Notes at December 31, 2013 to $19.2 million.

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

The payment obligations under the ABL Facility, including the Term Loan are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility, including the Term Loan, and obligations under certain hedging agreements, cash management obligations and certain other first lien obligations. We were in compliance with the covenants under the ABL Facility, including the Term Loan and the 2018 Notes at December 31, 2013.

Other Liabilities and Obligations

As of December 31, 2013, we had $25.9 million in outstanding letters of credit issued under the ABL Facility that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to support our claims paying capability. The letter of credit issued to our insurance administrator had a maximum draw amount of $22.0 million as of December 31, 2013. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $3.9 million of outstanding letters of credit as of December 31, 2013 relates to various other obligations.

Our obligations for environmental matters, accrued loss and damage claims and long-term pension obligations are considered within “Contractual Obligations.” Our obligations for certain lease guarantees are considered within “Off-Balance Sheet Arrangements.”

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

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the revolving credit facility of the ABL Facility, at QD LLC’s option, the applicable margin for borrowings at December 31, 2013 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. With respect to the Term Loan, the applicable margin for borrowings is 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% after 18 months if a senior secured leverage ratio is met. The base rate under the ABL Facility is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50%, and 30-day LIBOR plus 1.00%.

	Balance at December 31, 2013 ($ in 000s)	Interest Rate at December 31, 2013	Effect of 1% Increase ($ in 000s)
ABL Facility	$136,000	2.2%	$1,360
Term Loan	17,500	3.7%	175

Total	$153,500		$1,535

At December 31, 2013, a 1% increase in the current per annum interest rate would result in $1.5 million of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% increase in the rates under the ABL Facility and that the principal amount under both the revolving credit facility and the Term Loan is the amount outstanding as of December 31, 2013. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our option to elect the lowest of three different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 4.1% of our consolidated revenue in 2013, 4.7% of our consolidated revenue in 2012 and 6.1% of our consolidated revenue in 2011. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ deficit. Our revenue results for 2013 were negatively impacted by a $1.2 million foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for 2013 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.4 million in 2013, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at December 31, 2013, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In 2013 and 2012, a significant portion of fuel costs was covered through fuel surcharges.

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

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment and those criteria, management has determined that our internal control over financial reporting was effective as of December 31, 2013.

PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, has audited the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to the directors, the Audit Committee of the Board of Directors, the Nomination Committee of the Board of Directors (known as the Corporate Governance Committee), and the Audit Committee financial expert, will be contained in our 2014 Proxy Statement. The 2014 Proxy Statement is expected to be filed on or about April 25, 2014. Such information is incorporated herein by reference.

Information with respect to our executive officers is located in Part I, Item 4 of this report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Exchange Act set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” will be in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding our Executive Compensation, Compensation Committee Interlocks and Insider Participation, and our Compensation Committee Report, we direct you to the section entitled “Executive Compensation” that will be in the 2014 Proxy Statement. We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management and related shareholder matters and equity compensation plans will be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from our 2014 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance”.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Apollo Global Management, LLC (“Apollo”), who is no longer associated with us, has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”), and that CEVA may be deemed to be our affiliate, though this statement is not an admission of such. As a result, we may be required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934.

Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in our 2014 Proxy Statement under the headings “Report of the Audit Committee of the Board of Directors,” “Appointment of the Independent Registered Certified Public Accounting Firm” and “Fees Paid to the Independent Registered Certified Public Accounting Firm in 2013 and 2012” is incorporated by reference.

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

QUALITY DISTRIBUTION, INC.

March 11, 2014	/S/ GARY R. ENZOR
GARY R. ENZOR
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(DULY AUTHORIZED OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 11, 2014	/s/ Gary R. Enzor	Chairman of the Board and Chief Executive Officer
	Gary R. Enzor	(Principal Executive Officer)

March 11, 2014	/s/ Joseph J. Troy	Executive Vice President and Chief Financial Officer
	Joseph J. Troy	(Principal Financial and Accounting Officer)

March 11, 2014	/s/ Richard B. Marchese
	Richard B. Marchese	Director

March 11, 2014	/s/ Thomas R. Miklich
	Thomas R. Miklich	Director

March 11, 2014	/s/ Annette M. Sandberg
	Annette M. Sandberg	Director

March 11, 2014	/s/ Alan H. Schumacher
	Alan H. Schumacher	Director

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To Board of Directors and shareholders of Quality Distribution, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss) income, of shareholders’ deficit, and of cash flows present fairly, in all material respects, the financial position of Quality Distribution, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Tampa, Florida

March 11, 2014

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands, Except Per Share Data)

	Years ended December 31,
	2013	2012	2011
OPERATING REVENUES:
Transportation	$675,094	$597,406	$517,780
Service revenue	129,765	121,101	110,588
Fuel surcharge	124,951	123,611	117,583

Total operating revenues	929,810	842,118	745,951

OPERATING EXPENSES:
Purchased transportation	594,708	552,524	522,866
Compensation	98,681	82,143	61,098
Fuel, supplies and maintenance	105,917	82,033	51,102
Depreciation and amortization	26,121	21,090	14,413
Selling and administrative	31,534	33,882	21,647
Insurance costs	19,169	15,830	14,042
Taxes and licenses	3,758	2,825	2,211
Communication and utilities	3,840	3,636	2,732
Gain on disposal of property and equipment	(2,450)	(988)	(1,318)
Impairment charges	91,296	—	—
Restructuring credit	—	—	(521)

Total operating expenses	972,574	792,975	688,272

Operating (loss) income	(42,764)	49,143	57,679
Interest expense	31,147	30,089	29,497
Interest income	(855)	(831)	(585)
Write-off of debt issuance costs	521	—	3,181
Other (income) expense, net	(7,256)	(2,864)	214

(Loss) income before income taxes	(66,321)	22,749	25,372
(Benefit from) provision for income taxes	(24,283)	(27,327)	1,941

Net (loss) income	$(42,038)	$50,076	$23,431

PER SHARE DATA:
Net (loss) income per common share
Basic	$(1.58)	$1.89	$1.01

Diluted	$(1.58)	$1.84	$0.96

Weighted-average number of shares
Basic	26,560	26,502	23,088

Diluted	26,560	27,207	24,352

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Years ended December 31,
	2013	2012	2011
Net (loss) income	$(42,038)	$50,076	$23,431

Other comprehensive income (loss):
Adjustment to pension obligation, net of tax	4,156	(328)	(5,213)
Translation adjustment, net of tax	119	(43)	26

Total other comprehensive income (loss)	4,275	(371)	(5,187)

Comprehensive (loss) income	$(37,763)	$49,705	$18,244

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

(In thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,957	$2,704
Accounts receivable, net	120,932	113,906
Prepaid expenses	13,401	14,651
Deferred tax asset, net	20,709	16,609
Other	9,919	9,694

Total current assets	166,918	157,564
Property and equipment, net	170,114	190,342
Assets-held-for-sale	1,129	—
Goodwill	32,955	104,294
Intangibles, net	16,149	37,654
Non-current deferred tax asset, net	31,401	11,713
Other assets	8,583	12,036

Total assets	$427,249	$513,603

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$8,692	$3,918
Current maturities of capital lease obligations	1,888	3,913
Accounts payable	10,248	9,966
Independent affiliates and independent owner-operators payable	14,398	14,243
Accrued expenses	30,580	37,889
Environmental liabilities	3,818	2,739
Accrued loss and damage claims	8,532	7,326

Total current liabilities	78,156	79,994
Long-term indebtedness, less current maturities	369,730	408,850
Capital lease obligations, less current maturities	2,995	2,125
Environmental liabilities	4,479	6,302
Accrued loss and damage claims	10,747	9,494
Other non-current liabilities	17,393	25,278

Total liabilities	483,500	532,043

Commitments and contingencies—Note 21
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 28,779 issued and 27,203 outstanding at December 31, 2013 and 28,102 issued and 27,223 outstanding at December 31, 2012.	441,877	437,192
Treasury stock, 1,576 shares at December 31, 2013 and 879 shares at December 31, 2012.	(10,557)	(5,849)
Accumulated deficit	(270,505)	(228,467)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(27,477)	(31,752)
Stock purchase warrants	—	25

Total shareholders’ deficit	(56,251)	(18,440)

Total liabilities and shareholders’ deficit	$427,249	$513,603

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2013, 2012 and 2011 (In thousands)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Total Shareholders’ Deficit
Balance, December 31, 2010	21,678	(220)	$371,288	$(1,593)	$(301,974)	$(189,589)	$(26,194)	$1,683	$(146,379)
Net income	—	—	—	—	23,431	—	—	—	23,431
Issuance of restricted stock	93	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(42)	—	(272)	—	—	—	—	(272)
Amortization of restricted stock	—	—	1,097	—	—	—	—	—	1,097
Amortization of stock options	—	—	1,777	—	—	—	—	—	1,777
Stock warrant exercise	88	—	336	—	—	—	—	(336)	—
Stock option exercise	348	(1)	1,781	(13)	—	—	—	—	1,768
Proceeds from equity offering, net of transaction costs	2,000	—	17,580	—	—	—	—	—	17,580
Satisfaction of stock subscription receivables	—	(4)	—	—	—	—	—	—	—
Translation adjustment, net of tax	—	—	—	—	—	—	26	—	26
Adjustment to pension obligation, net of tax	—	—	—	—	—	—	(5,213)	—	(5,213)

Balance, December 31, 2011	24,207	(267)	$393,859	$(1,878)	$(278,543)	$(189,589)	$(31,381)	$1,347	$(106,185)

Net income	—	—	—	—	50,076	—	—	—	50,076
Issuance of restricted stock	182	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(37)	—	(313)	—	—	—	—	(313)
Amortization of restricted stock	—	—	1,497	—	—	—	—	—	1,497
Amortization of stock options	—	—	1,741	—	—	—	—	—	1,741
Stock warrant exercise	346	—	1,322	—	—	—	—	(1,322)	—
Stock option exercise	82	—	360	—	—	—	—	—	360
Proceeds from equity offering, net of transaction costs	2,500	—	30,493	—	—	—	—	—	30,493
Issuance of stock for acquisitions	785	—	7,920	—	—	—	—	—	7,920
Purchases of treasury stock	—	(575)	—	(3,658)	—	—	—	—	(3,658)
Translation adjustment, net of tax	—	—	—	—	—	—	(43)	—	(43)
Adjustment to pension obligation, net of tax	—	—	—	—	—	—	(328)	—	(328)

Balance, December 31, 2012	28,102	(879)	$437,192	$(5,849)	$(228,467)	$(189,589)	$(31,752)	$25	$(18,440)

The accompanying notes are an integral part of these consolidated financial statements.

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Total Shareholders’ Deficit
Net loss	—	—	—	—	(42,038)	—	—	—	(42,038)
Issuance of restricted stock	257	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(80)	—	(254)	—	—	—	—	(254)
Amortization of restricted stock	—	—	1,561	—	—	—	—	—	1,561
Amortization of stock options	—	—	1,533	—	—	—	—	—	1,533
Stock warrant exercise	4	—	17	—	—	—	—	(17)	—
Expiration of warrants	—	—	—	—	—	—	—	(8)	(8)
Stock option exercise	416	—	1,574	—	—	—	—	—	1,574
Purchases of treasury stock	—	(617)	—	(4,454)	—	—	—	—	(4,454)
Translation adjustment, net of tax	—	—	—	—	—	—	119	—	119
Adjustment to pension obligation, net of tax	—	—	—	—	—	—	4,156	—	4,156

Balance, December 31, 2013	28,779	(1,576)	$441,877	$(10,557)	$(270,505)	$(189,589)	$(27,477)	$—	$(56,251)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(42,038)	$50,076	$23,431
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
(Benefit from) provision for deferred income tax	(26,659)	7,174	8,500
Depreciation and amortization	26,121	21,090	14,413
Bad debt (recoveries) expense	(657)	120	(800)
Gain on disposal of property and equipment	(2,450)	(988)	(1,318)
Impairment charges	91,296	—	—
PIK interest on Senior Subordinated Notes	—	—	196
Write-off of deferred financing costs	420	—	1,468
Write-off of bond discount	101	—	1,713
Stock-based compensation	3,085	3,238	2,874
Amortization of deferred financing costs	2,398	2,133	2,118
Amortization of bond discount	207	216	333
Contingent consideration adjustment	(7,800)	(2,651)	—
Noncontrolling interest dividends	—	—	38
Provision for (benefit from) deferred tax asset valuation allowance	246	(35,282)	(8,500)
Changes in assets and liabilities:
Accounts and other receivables	(5,649)	(24,166)	(7,738)
Prepaid expenses	4,379	727	2,793
Other assets	613	(5,340)	1,021
Accounts payable	570	1,964	(743)
Independent affiliates and independent owner-operators payable	155	4,448	(1,264)
Accrued expenses	425	(508)	(1,881)
Environmental liabilities	(744)	(1,059)	(843)
Accrued loss and damage claims	2,458	(1,562)	(543)
Other liabilities	(657)	(1,669)	(852)
Current income taxes	150	(959)	983

Net cash provided by operating activities	45,970	17,002	35,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,177)	(32,317)	(38,340)
Acquisition of Greensville Transport Company	—	—	(8,594)
Greensville Transport Company purchase price adjustment	—	(566)	—
Acquisition of Trojan Vacuum Services	—	(8,657)	—
Trojan Vacuum Services purchase price adjustment	(857)	—	—
Acquisition of Wylie Bice Trucking and RM Resources	—	(52,176)	—
Acquisition of Dunn’s Tank Service and Nassau Disposal	—	(34,321)	—
Acquisition of an independent affiliate’s assets	—	(17,143)	—
Onboarding payment to independent affiliate	(1,000)	—	—
Proceeds from sales of property and equipment	24,679	13,497	16,476

Net cash used in investing activities	(3,355)	(131,683)	(30,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	17,500	—	—
Principal payments on long-term debt	(29,235)	(4,754)	(38,075)
Principal payments on capital lease obligations	(1,826)	(3,786)	(4,532)
Proceeds from revolver	236,600	236,800	175,457
Payments on revolver	(261,800)	(141,100)	(148,457)
Payments on acquisition notes	(443)	(465)	(632)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2012 and 2011 (continued)

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Deferred financing costs	(990)	(989)	(4,965)
Change in book overdraft	(288)	431	1,085
Purchases of treasury stock	(4,454)	(3,658)	—
Noncontrolling interest dividends	—	—	(38)
Redemption of noncontrolling interest	—	—	(1,833)
Proceeds from equity offering, net of transaction costs	—	30,493	17,580
Proceeds from exercise of stock options	1,574	360	1,768

Net cash (used in) provided by financing activities	(43,362)	113,332	(2,642)

Effect of exchange rate changes on cash	—	—	1

Net (decrease) increase in cash and cash equivalents	(747)	(1,349)	2,300
Cash and cash equivalents, beginning of year	2,704	4,053	1,753

Cash and cash equivalents, end of year	$1,957	$2,704	$4,053

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$28,725	$27,409	$26,535

Income Taxes	694	1,538	949

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION:
Minimum pension liability accrual, net of tax	$5,233	$1,989	$6,484

Original and amended capital lease obligations and lease residual guarantees	3,349	7,688	2,153

Notes payable for purchase of business assets or acquisitions	—	21,300	497

Notes payable—insurance fundings	2,242	2,011	2,062

Dunn’s Tank Service and Nassau Disposal purchase price adjustment	1,430	—	—

Earnouts related to acquisitions	—	11,533	418

Liabilities assumed with the acquisition of Greensville Transport Company	—	—	821

Stock issuance related to acquisitions	—	7,920	—

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

1. BUSINESS ORGANIZATION

Quality Distribution, Inc. (the “Company”, “QDI”, or “we”) and its subsidiaries are engaged primarily in transportation of bulk chemicals in North America. We are the largest provider of intermodal ISO tank container and depot services in North America through our wholly-owned subsidiary, Boasso America Corporation (“Boasso”). In 2011, we entered the unconventional oil and gas (“UCO&G”) market, providing logistics services to these markets through our wholly-owned subsidiaries, QC Energy Resources, Inc. and QC Environmental Service, Inc., collectively (“QCER”). We conduct a significant portion of our business through a network of independent affiliates and independent owner-operators. Independent affiliates are companies which enter into various term contracts with the Company. Independent affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Most of the independent affiliates lease trailers from us. Independent owner-operators are independent contractors who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with independent owner-operators may be terminated by either party on short notice. We charge independent affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, independent affiliates and independent owner-operators are normally paid a percentage of the revenues collected on each load hauled.

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

Reclassification

Certain prior-period amounts have been reclassified amongst operating expense line items to conform to the current-year presentation.

Allowance for Uncollectible Receivables

We have established a reserve for uncollectible receivables based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. We charge uncollectible amounts to our allowance based on various issues, including cash payment trends and specific customer issues. These factors are continuously monitored by our management to arrive at the estimate for the amount of accounts receivable that may ultimately be uncollectible. The receivables analyzed include trade receivables, as well as loans and advances made to independent affiliates and independent owner-operators.

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

Assets held-for-sale

We conduct quarterly reviews of our fleet requirements in which we determine if any of our revenue equipment is in excess of our needs. If so, those assets are then classified as held-for-sale.

Goodwill

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company evaluates goodwill for impairment annually during the second fiscal quarter and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level.

A reporting unit is an operating segment or one level below an operating segment (referred to as a ‘component’). We have determined that our reporting units for which goodwill has been allocated are equivalent to our operating segments, as all of the components of each segment meet the criteria for aggregation.

When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the two-step quantitative impairment test; otherwise, no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. In the first step of the quantitative impairment test, the fair value of a reporting unit is compared to its carrying value, including goodwill. If the carrying value of a reporting unit, including goodwill, exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.

We estimate the fair value for each reporting unit considering three basic valuation approaches (i) the cost approach, based on the cost to reproduce assets; (ii) the market approach, which considers market exchange for comparable assets; and (iii) the income approach, which relies on capitalization of potential future income.

The cost approach is a valuation methodology that develops value estimates of the underlying assets and liabilities of a business enterprise (values are based on a range, from orderly liquidation to forced liquidation, depending on how quickly a company’s assets and liabilities could be liquidated). The liabilities are subtracted from the assets to derive a value for the business enterprise.

The market approach is a valuation methodology in which the market value of the enterprise is estimated based on public market prices and actual transactions. The methodology consists of undertaking a detailed market analysis of publicly traded companies within our industry (guideline company method) and/or acquisitions of companies/assets in our industry (guideline transactions method) that provide a reasonable basis for comparison to the relevant investment characteristics of the respective reporting units. Valuation ratios and multiples derived from the guideline company and guideline transactions methods are then selected and applied to the reporting unit after consideration of adjustments for dissimilarities in financial position, growth, markets, profitability, risk and other factors.

We derive a market value of invested capital or business enterprise value for each comparable company by multiplying the current price per share of common stock of the publicly traded companies by their total common shares outstanding and adding each company’s current level of debt. We calculate a business enterprise valuation multiple based on revenue and earnings from each company, then apply those multiples to each of our reporting unit’s revenue and earnings to conclude a reporting unit’s business enterprise value. Assumptions regarding the selection of comparable companies are made based on, among other factors, capital structure, operating environment and industry. As the comparable companies are typically larger and more diversified than our reporting units, multiples are adjusted prior to application to our reporting units’ revenues and earnings to reflect differences in margins, long-term growth prospects and market capitalization.

The income approach is based on the present value of expected future cash flows over a 5-year period utilizing a discount rate generally equivalent to the estimated market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. To estimate the present value of the estimated cash flows that extend beyond the final year of the discounted cash flow model, we employ a terminal value technique, whereby we use estimated operating cash flows minus capital expenditures and adjust for changes in working capital requirements in the final year of the model, then discount this amount by the WACC to establish the terminal value. The determination of fair value using the income approach requires judgment and involves the use of significant estimates and assumptions about expected future cash flows derived from internal forecasts and the impact of market conditions on those assumptions. Critical assumptions primarily include economic growth, industry expansion, future operations which drive our revenue and margin assumptions and the discount rate.

The use of more than one approach is desirable because it provides a balanced valuation. In some cases, all three approaches are applicable. However, normally one or two approaches are utilized. Weights given to each approach vary directly with the amount of information available and the relative quality of that information.

Available information and business fundamentals dictate which approach or approaches are employed to value a reporting unit. In 2013, it was determined that a cost approach was not relevant for the Company’s reporting units. Enterprise value estimates were determined under the guideline company method, guideline transactions method, and the income approach and were weighted to derive the enterprise value of the reporting units. Refer to Note 13—Goodwill and Intangible Assets for further detail.

Intangible Assets

Our intangible assets include non-compete agreements, a service agreement, customer relationships and tradenames. The Company tests intangible assets for impairment when certain triggering events or circumstances indicate that their carrying value may be impaired. Triggering events are assessed on an intangible by intangible basis and, if identified, the specific asset or assets are valued and compared to their carrying value. If the carrying value exceeds the projected discounted cash flows attributed to the indefinite-lived intangible asset, the carrying value is no longer considered recoverable and the Company will record an impairment charge. The service agreement and customer relationships are valued using the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the service agreement or customer relationships, with consideration given to cost savings, customer attrition, the importance or lack thereof of existing customer relationships to our business plan, income taxes and required growth rates. The tradenames, both indefinite and definite-lived, are tested for impairment by using the income approach, specifically the relief-from-royalty method. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to utilize the related benefits of this intangible asset.

Other Assets—Deferred Loan Costs

Costs incurred to issue debt are deferred and amortized as a component of interest expense over the estimated term of the related debt using the straight-line method, which approximates the effective interest method.

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

Accrued Loss and Damage Claims

We currently maintain liability insurance for bodily injury and property damage claims, covering all employees, independent owner-operators and independent affiliates, and workers’ compensation insurance coverage on our employees and company drivers. This insurance includes deductibles of $2.0 million per incident for bodily injury and property damage and $1.0 million for workers’ compensation. As such, we are subject to liability as a self-insurer to the extent of these deductibles under various policies. We are self-insured for damage to the equipment we own or lease and for cargo losses. As of December 31, 2013, we had $22.0 million in an outstanding letter of credit to our insurance company to guarantee the self-insurance portion of our liability. If we fail to meet certain terms of our agreement, the insurance company may draw down the letter of credit. In developing liability reserves, we rely on insurance company estimates, the judgment of our own licensed claims adjusters, and independent professional actuaries and attorneys. The most significant assumptions used in the estimation process include determining the trends in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior-year claims, and expected costs to settle unpaid claims. Management believes reserves are reasonable given known information, but as each case develops, estimates may change to reflect the effect of new information.

Foreign Currency Translation

The translation from Canadian dollars to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate in effect during the period. The gains or losses, net of income taxes, resulting from such translation are included in our Consolidated Statements of Shareholders’ Deficit as a component of accumulated other comprehensive loss. Gains or losses from foreign currency transactions are included in our Consolidated Statements of Operations as a component of other expense.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows as of December 31 (in thousands):

	2013	2012
Unrecognized loss and prior service costs	$26,416	$30,572
Foreign currency translation adjustment	1,061	1,180

	$27,477	$31,752

Revenue Recognition

Transportation revenue, including fuel surcharges and related costs, is recognized on the date freight is delivered. Service revenue consists primarily of rental revenues (primarily tractor and trailer rental), intermodal and depot revenues, disposal well services revenue, tank wash revenues and insurance related administrative services. Rental revenues from independent affiliates, independent owner-operators and third parties are recognized ratably over the lease period. Intermodal and depot revenues, consisting primarily of repair and storage services, are recognized when the services are rendered. Disposal well services revenue is recognized when the services are rendered. Insurance related administrative service revenues are recorded ratably over the service period. We recognize all revenues on a gross basis as the principal and primary obligor with risk of loss in relation to our responsibility for completion of services as contracted with our customers.

Service Revenue

The components of service revenue are as follows for the year ended December 31 (in thousands):

	2013	2012	2011
Rental revenue	$56,249	$53,044	$50,726
Intermodal and depot revenues	50,489	45,008	42,169
Other revenue	23,027	23,049	17,693

	$129,765	$121,101	$110,588

Share-Based Compensation

Under FASB guidance, we apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees and directors. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of two to four years. Please refer to Note 20 for further discussion regarding stock-based compensation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is calculated based on the weighted-average common shares outstanding during each period. Diluted (loss) income per common share includes the dilutive effect, if any, of common equivalent shares outstanding during each period.

New Accounting Pronouncements

In July 2013, the FASB issued an accounting pronouncement related to income taxes. Under this standard, entities are required to recognize that an unrecognized tax benefit be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the consolidated financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

In February 2013, the FASB issued an accounting pronouncement related to accumulated other comprehensive income (“AOCI”). Under this standard, entities are required to disclose additional information with respect to changes in AOCI balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. This standard was effective beginning January 1, 2013. The adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued an accounting pronouncement related to intangibles, goodwill and other, which permits companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test of indefinite-lived intangible assets. The provisions for this pronouncement are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

3. VARIABLE INTEREST ENTITIES

At December 31, 2013 and 2012, we have a variable interest in one variable interest entity (“VIE”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contracts with the VIE, the operating structure of the VIE and our role with the VIE, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of this VIE.

This VIE is an independent affiliate that is directly engaged in the dry bulk and chemical business through the management of trucking terminals in the North East region of the U.S. As such, this business is highly seasonal. We are involved with this VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $3.2 million at December 31, 2013 and 2012. These loans are secured by a second-priority lien on certain assets of the VIE.

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

Fair Value Measurements on a Nonrecurring Basis

The fair value of our long-term indebtedness is based on level 2 quoted market prices. As of December 31, 2013, the carrying value and fair value are as follows (in thousands):

	Carrying Value	Fair Value
9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”)	$202,500	$224,522

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

We used a third-party appraisal for the fair value of our intangible assets. Refer to Note 13 — Goodwill and intangible assets.

5. (LOSS) INCOME PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations follows (in thousands except per share amounts):

	December 31, 2013			December 31, 2012			December 31, 2011
	Net loss (numerator)	Shares (denominator)	Per- share amount	Net income (numerator)	Shares (denominator)	Per- share amount	Net income (numerator)	Shares (denominator)	Per- share amount
Basic (loss) income available to common shareholders:	$(42,038)	26,560	$(1.58)	$50,076	26,502	$1.89	$23,431	23,088	$1.01

Effect of dilutive securities:
Stock options	—	—		—	566		—	635
Unvested restricted stock	—	—		—	126		—	200
Stock warrants	—	—		—	13		—	429

Diluted (loss) income available to common shareholders:	$(42,038)	26,560	$(1.58)	$50,076	27,207	$1.84	$23,431	24,352	$0.96

The effect of our stock options, restricted stock and stock warrants which represent the shares shown in the table above are included in the computation of diluted earnings per share for each year. There is no effect of our stock options, restricted stock and stock warrants in the computation of diluted earnings per share for the year ended December 31, 2013 due to a net loss in the period.

The following securities were not included in the calculation of diluted (loss) income per share because such inclusion would be anti-dilutive (in thousands):

	For the years ended December 31,
	2013	2012	2011
Stock options	1,625	1,686	1,573
Restricted stock	245	119	134
Warrants	1	1	1

6. ACQUISITIONS

2012 Acquisitions

Acquisition of an Independent Affiliate

During the third quarter of 2012, we terminated our business relationship with an independent affiliate due to financial and operational difficulties. On October 17, 2012, we acquired the business, certain operating assets and certain liabilities of this independent affiliate for a purchase price of $17.1 million, paid in cash at closing. Of the total $17.1 million, we allocated $15.5 million to property and equipment and $1.6 million to goodwill. The entire amount of goodwill is deductible for tax purposes. This independent affiliate operated eight terminals within the chemical logistics segment and one terminal within the energy logistics segment. Four chemical logistics terminals were immediately transitioned to other independent affiliates and the remaining terminals were initially transitioned to company operations. During the third quarter of 2013, the four company-operated terminals were transitioned to independent affiliates. During this transition, operating results for the third and fourth quarters of 2012 were adversely impacted in aggregate by $4.4 million of greater than expected operating costs and reduced profitability. During 2013, we recognized $0.4 million of additional transition costs. We continue to experience some transition costs in 2014, which we expect will subside by the end of 2014.

Dunn’s Tank Service and Nassau Disposal, Inc.

On August 1, 2012, we acquired certain operating assets of Dunn’s Tank Service, Inc. and the operating assets and rights of Nassau Disposal, Inc., (collectively “Dunn’s”), for an aggregate purchase price of $34.3 million paid in cash to expand our energy logistics business. An additional $3.6 million in cash consideration was payable one year after the closing date if certain future operating and financial performance criteria were satisfied. These criteria were not met. Of the total $34.3 million, we allocated $12.2 million to property and equipment, $17.3 million to goodwill and $4.8 million to intangibles. The entire amount of goodwill is deductible for tax purposes. Dunn’s provides transportation services to the UCO&G industry primarily within the Woodford shale region, which mainly provides various services for oil drilling preparation and hauling flowback and production water for various energy customers. The results of Dunn’s have been included in our results since the date of acquisition and are included in our energy logistics segment.

Wylie Bice Trucking, LLC and RM Resources, LLC

On June 1, 2012, we acquired certain operating assets of Wylie Bice Trucking, LLC and the operating assets and rights of RM Resources, LLC, (collectively “Bice”), for $81.4 million aggregate consideration to expand our energy logistics business. Bice provides transportation services to the UCO&G industry within the Bakken shale region, primarily hauling fresh water, flowback and production water, and oil for numerous energy and other customers. The flowback and production water Bice hauls is primarily disposed of utilizing six salt water injection wells we purchased from Bice. The results of the Bice acquisition have been included in our results since the date of acquisition and are included in our energy logistics segment.

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

(In thousands)	Bice & RM Combined
Equipment	$26,557
Non-compete agreements	400
Tradename (a)	700
Customer-related intangibles	12,320
Goodwill (a)	48,218
Contingent consideration (b)	(6,800)

$81,395

(a)	In the second quarter of 2013, the Company performed its annual impairment analysis. As a result of this analysis, we recorded an impairment charge against a portion of the goodwill and wrote-off the remaining unamortized balance of the acquired tradenames. In the fourth quarter of 2013, the Company performed an updated impairment analysis and wrote-off the remaining balance of goodwill and wrote-off the remaining unamortized balance of the acquired customer lists and acquired service contract. Refer to Note 13, “Goodwill and Intangible Assets” for additional disclosure.
(b)	In the first quarter of 2013, it was determined that the contingent consideration would not be paid. Therefore, the Company wrote off $6.8 million of contingent consideration which is recognized in our energy logistics results as a gain in “Other (income) expense net” in our Consolidated Statements of Operations for the year ended December 31, 2013.

The non-compete agreements are amortized over an estimated six-year useful life on a straight-line basis. The customer-related intangible assets relate to acquired customer relationships and are amortized over an estimated ten-year useful life on a straight-line basis. Goodwill has been recorded because the consideration paid exceeds the fair value of the assets acquired. The goodwill acquired in the Bice acquisition is tax deductible.

Unaudited Pro forma Results. Businesses acquired are included in our consolidated results from the date of each acquisition. Unaudited pro forma results displayed below only represent the Bice acquisition, as our other acquisitions in 2012 did not meet the materiality threshold for pro forma reporting. We did not consummate any business acquisitions during 2013. The following unaudited pro forma consolidated results are presented to show our results, on a pro forma basis, as if the 2012 acquisition of Bice had been completed as of January 1, 2012:

Unaudited pro forma consolidated results for the years ended December 31 (in thousands):

	2013	2012
	As reported	Proforma
Operating revenues	$929,810	$890,155
Net (loss) income (a)(b)	(42,038)	54,614

Net (loss) income per common share—basic	$(1.58)	$2.06
Net (loss) income per common share—diluted	$(1.58)	$2.01

(a)	Includes impairment charges of $91.3 million in the year ended December 31, 2013.
(b)	Includes release of $35.3 million in the aggregate of our deferred tax valuation allowance in the year ended December 31, 2012.

Trojan Vacuum Services

On April 1, 2012, we acquired certain operating assets of Trojan Vacuum Services (“Trojan”) to expand our energy logistics business. The purchase price was $8.7 million paid in cash at closing, plus $1.0 million payable in cash upon the satisfaction of certain operating and financial performance criteria. These criteria were satisfied and the full $1.0 million was paid in January 2013. Of the total $8.7 million, we allocated $4.1 million to property and equipment, $4.3 million to intangibles and $0.3 million to goodwill. The entire amount of goodwill is deductible for tax purposes. Trojan provides transportation service to the UCO&G industry within the Eagle Ford shale region, primarily hauling flowback and production water for various energy customers. The results of the Trojan acquisition have been included in our results since the date of acquisition and are included in our energy logistics segment.

7. SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
2013
Operating revenues	$229,422	$239,296	$235,671	$225,421
Operating income (loss)	15,444	(41,683)	11,617	(28,142)
Net income (loss)	9,144	(31,147)	2,763	(22,798)
Net income (loss) per share—basic	0.34	(1.18)	0.10	(0.85)
Net income (loss) per share—diluted	0.34	(1.18)	0.10	(0.85)
2012
Operating revenues	$191,915	$212,733	$222,078	$215,392
Operating income	13,838	13,444	11,617	10,244
Net income	6,700	28,804	8,863	5,709
Net income per share—basic	0.27	1.07	0.32	0.21
Net income per share—diluted	0.26	1.04	0.32	0.21

In 2013, we recorded $91.3 million of impairment charges related to goodwill and intangibles in our energy logistics segment of which $55.7 million was recorded in the second quarter of 2013 and $35.6 million was recorded in the fourth quarter of 2013. In 2013, we also incurred $1.2 million of costs related to the partial redemption of our 2018 Notes, $0.7 million of severance, $1.4 million of excess claims settlement expenses, $0.4 million of costs associated with the termination of an independent affiliate, $9.3 million of energy reorganization costs, $0.5 million of equity offering costs, offset by an acquisition earnout benefit of $6.8 million and net gain on the disposition of property of $2.5 million.

In 2012, we incurred acquisition expenses of $4.0 million, costs associated with the termination of an independent affiliate relationship of $4.4 million, severance and lease termination charges of $1.0 million, the effects of Hurricane Sandy of $0.7 million, and other legal settlements of $0.8 million offset by a net acquisition earnout benefit of $2.7 million. Also, in 2012, we recorded a release of $35.3 million in the aggregate of our deferred tax valuation allowance, most of which was recorded in the second quarter of 2012.

8. RESTRUCTURING

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010. The restructuring plan consisted of various actions including termination of approximately 380 non-driver positions and the consolidation, closure or affiliation of underperforming company-operated terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters, and resulted in charges during 2008, 2009 and 2010, primarily related to our chemical logistics segment. As of December 31, 2013, we have approximately $1.6 million of restructuring charges included in accrued expenses on the Consolidated Balance Sheet which are expected to be paid through 2017.

In the year ended December 31, 2013, we had the following activity in our restructuring accrual (in thousands):

	Balance at December 31, 2012	Additions	Payments	Reductions	Balance at December 31, 2013
Restructuring costs	$2,149	$155	$(518)	$(204)	$1,582

In the year ended December 31, 2012, we had the following activity in our restructuring accrual (in thousands):

	Balance at December 31, 2011	Payments	Balance at December 31, 2012
Restructuring costs	$2,782	$(633)	$2,149

9. SEGMENT REPORTING

Reportable Segments

Our chief operating decision maker manages the Company in three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network that includes company-operated terminals and terminals operated by 26 independent affiliates, and equipment rental income;

•	Energy Logistics, which consists primarily of the transportation of fresh water, disposal water, and crude oil for the UCO&G market, through our network of company-operated terminals and 3 independent affiliates and equipment rental income; and

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business primarily supporting the international movement of bulk liquids.

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

Summarized segment data and a reconciliation to income before income taxes for the years ended December 31 follow (in thousands):

	December 31, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$442,164	$160,614	$72,316	$675,094
Service revenue	68,659	10,617	50,489	129,765
Fuel surcharge	106,845	273	17,833	124,951

Total operating revenues	617,668	171,504	140,638	929,810

Segment operating income	37,539	10,634	24,030	72,203
Depreciation and amortization	11,626	11,173	3,322	26,121
Impairment charges (1)	—	91,296	—	91,296
Other (income) expense, net	(7,098)	4,809	(161)	(2,450)

Operating income (loss)	33,011	(96,644)	20,869	(42,764)

Interest expense	9,144	15,960	6,043	31,147
Interest income	(846)	(9)	—	(855)
Other (income) expense	(792)	(6,800)	857	(6,735)

Income (loss) before income taxes	$25,505	$(105,795)	$13,969	$(66,321)

	December 31, 2012
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$423,077	$105,679	$68,650	$597,406
Service revenue	67,632	8,461	45,008	121,101
Fuel surcharge	105,767	926	16,918	123,611

Total operating revenues	596,476	115,066	130,576	842,118

Segment operating income	37,809	12,177	19,259	69,245
Depreciation and amortization	11,293	6,310	3,487	21,090
Other (income) expense, net	(1,327)	391	(52)	(988)

Operating income	27,843	5,476	15,824	49,143

Interest expense	16,322	7,731	6,036	30,089
Interest income	(831)	—	—	(831)
Other (income) expense	(1,248)	(2,733)	1,117	(2,864)

Income before income taxes	$13,600	$478	$8,671	$22,749

	December 31, 2011
	Chemical Logistics	Energy Logistics	Intermodal	Total
Operating Revenues:
Transportation	$429,769	$29,432	$58,579	$517,780
Service revenue	67,414	1,006	42,168	110,588
Fuel surcharge	103,487	64	14,032	117,583

Total operating revenues	600,670	30,502	114,779	745,951

Segment operating income	48,444	3,081	18,728	70,253
Depreciation and amortization	10,418	785	3,210	14,413
Other income	(1,684)	—	(155)	(1,839)

Operating income	39,710	2,296	15,673	57,679

Interest expense	23,447	—	6,050	29,497
Interest income	(585)	—	—	(585)
Other expense	2,329	—	1,066	3,395

Income before income taxes	$14,519	$2,296	$8,557	$25,372

(1)	Includes impairment charges of $72.8 million of goodwill and $18.5 million of intangible assets related to our energy logistics segment.

10. GEOGRAPHIC INFORMATION

Our operations are located primarily in the United States, Canada, and Mexico. Inter-area sales are not significant to the total revenue of any geographic area. Information about our operations in different geographic areas for the years ended December 31 is as follows (in thousands):

	2013
	U.S.	International	Consolidated
Total operating revenues	$891,589	$38,221	$929,810
Operating (loss) income	(49,730)	6,966	(42,764)
Long-term identifiable assets (1)	166,394	3,720	170,114

	2012
	U.S.	International	Consolidated
Total operating revenues	$802,715	$39,403	$842,118
Operating income	42,346	6,797	49,143
Long-term identifiable assets (1)	184,510	5,832	190,342

	2011
	U.S.	International	Consolidated
Total operating revenues	$700,641	$45,310	$745,951
Operating income	50,083	7,596	57,679
Long-term identifiable assets (1)	119,879	6,013	125,892

(1)	Includes property and equipment.

11. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following at December 31 (in thousands):

	2013	2012
Trade accounts receivable	$111,609	$109,145
Independent affiliate and independent owner-operator receivables	7,483	4,417
Other receivables	2,592	1,050

	121,684	114,612
Less allowance for doubtful accounts	(752)	(706)

	$120,932	$113,906

The activity in the allowance for doubtful accounts for the years ended December 31 is as follows (in thousands):

	2013	2012	2011
Balance, beginning of period	$(706)	$(674)	$(842)
Adjustment to bad debt expense	657	(120)	800
Write-offs, net of recoveries	(703)	88	(632)

Balance, end of period	$(752)	$(706)	$(674)

12. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2013	2012
Land and improvements	$14,077	$15,466
Buildings and improvements	28,875	29,042
Revenue equipment	224,319	244,795
Other equipment and disposal wells	42,435	43,209

Total property and equipment	309,706	332,512
Accumulated depreciation	(139,592)	(142,170)

Property and equipment, net	$170,114	$190,342

Depreciation expense was $22.1 million, $17.8 million and $13.0 million for the years ending December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, we had $7.5 million and $13.2 million of capitalized cost, respectively, and $1.2 million and $2.9 million, respectively, of accumulated depreciation of equipment under capital leases, respectively, included in revenue equipment in the above schedule.

13. GOODWILL AND INTANGIBLE ASSETS

Goodwill

We performed our annual impairment test in the second quarter of 2013 for all reporting units. For our chemical logistics reporting unit, we qualitatively assessed whether it was more likely than not that the respective fair value of this reporting unit was less than the carrying amount, including goodwill. We considered various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events and events affecting the reporting unit that could indicate a potential change in the fair value of our reporting unit or the composition of its carrying values. We also considered the specific future outlook for the reporting unit based on our most recent forecasts. We determined that an impairment in our chemical logistics reporting unit was not likely and did not perform a quantitative analysis. For the intermodal and energy logistics reporting units, we proceeded directly to the two-step quantitative impairment test. For the intermodal reporting unit, which had goodwill of approximately $31.4 million as of June 30, 2013, the calculated fair value using the income approach and market approach, which were weighted 50% and 50%, respectively, substantially exceeded its carrying value. For the energy logistics reporting unit, which had goodwill of approximately $71.3 million as of June 30, 2013, the calculated fair value, including goodwill, using the income approach and market approach, which were weighted 50% and 50%, respectively, showed that the reporting unit’s fair value was less than its carrying amount, indicating a potential impairment. The projections used in the income approach for the energy logistics reporting unit took into consideration the weak market conditions and the volatile nature of the industry. The projections assumed a recovery of operating margins and volumes over the ensuing year based on a strategic plan developed and implemented by management. The market-based WACC used in the income approach for the energy logistics reporting unit was 18.5%. The revenue growth rate and terminal year growth rate used in the discounted cash flow model were 3.9% and 3.0%, respectively. For the market approach, we used an average sales and EBITDA multiple of 0.6 and 4.6 times, respectively, in determining the market value. These multiples were used as a valuation metric applied to our respective financial performance period. We used sales and EBITDA as indicators of value because they are widely used key indicators of the cash generating capacity of similar companies. Based on the second step of the quantitative impairment test, we concluded that the implied fair value of goodwill for the energy logistics reporting unit was less than its carrying amount, resulting in an impairment of goodwill of approximately $55.2 million recorded for the three month period ending June 30, 2013. The remaining goodwill of the energy logistics reporting unit after the second quarter impairment was approximately $17.6 million.

In the fourth quarter of fiscal 2013, we identified triggering events in our energy logistics reporting unit, which were the combination of the continued challenging market conditions, the recent financial performance, and decreases in the projected results as compared to prior periods, requiring an interim impairment test of goodwill. The decrease in recent financial performance and projected results was mainly due to poor performance and increased reorganizational costs. For the energy logistics reporting unit, the calculated fair value using the income approach and market approach, which were weighted 50% and 50%, respectively, showed that the reporting unit’s fair value was less than its carrying amount, indicating a potential impairment. The projections used in the income approach for the energy logistics reporting unit took into consideration the continued weak market conditions and the volatility in the industry. The projections assumed a gradual recovery of operating margins over a multi-year period. The market-based WACC used in the income approach for the energy logistics reporting unit was 19.0%, compared to 18.5% used in the energy logistics annual impairment test performed in the second quarter of fiscal 2013. The higher WACC was the result of an increase in the risk-free market interest rate. The revenue growth rate and terminal year growth rate used in the discounted cash flow model for the fourth quarter of 2013 impairment test were 2.9% and 2.0%, respectively. For the market approach, we used an average sales and EBITDA multiple of 0.5 and 4.6 times, respectively, in determining the market value. Based on the second step of the impairment test, we concluded that the implied fair value of goodwill for the energy logistics reporting unit was less than its carrying amount, resulting in an impairment of goodwill of approximately $17.6 million for the three-month period ending December 31, 2013. There is no remaining goodwill for the energy logistics reporting unit after the fourth quarter 2013 impairment charge.

Goodwill within the energy logistics, intermodal and chemical logistics segments at December 31, 2013 is as follows (in thousands):

	December 31, 2012	Purchase Price Adjustment	Impairment	December 31, 2013

Energy Logistics (1)	$71,339	$1,430	$(72,769)	$—
Intermodal	31,410	—	—	31,410
Chemical Logistics	1,545	—	—	1,545

Total	$104,294	$1,430	$(72,769)	$32,955

(1)	Measurement period adjustment for the Dunn’s acquisition as the Company finalized their valuation which reduced fixed assets and increased goodwill.

Goodwill within our intermodal, energy logistics and chemical logistics segments and the related changes at December 31, 2012 were as follows (in thousands):

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

Intangible Assets

We performed our annual impairment test in the second quarter of fiscal 2013 for the indefinite-lived intangible assets related to the intermodal tradename. For the intermodal tradename of approximately $7.4 million as of June 30, 2013, the calculated fair value using the relief-from-royalty method of the income approach substantially exceeded its carrying value. During the second quarter of 2013, we recorded an impairment charge of approximately $0.5 million related to the definite-lived tradenames for the energy logistics reporting unit. This valuation was based on the discontinued use of the tradenames and lack of marketability, and resulted in a fully impaired tradename in the second quarter of 2013.

Similar to goodwill, in the fourth quarter of fiscal 2013, we identified the combination of the continued challenging market conditions, the recent financial performance, and decreases in the projected results as compared to prior periods as triggering events requiring an impairment test of the customer relationships and the service agreement related to our energy logistics reporting unit. For the energy logistics reporting unit, the calculated fair value using the income approach showed that the fair value of the customer relationships was substantially less than their carrying amount, indicating an impairment of approximately $17.1 million. The projections used in the income approach for the customer relationships took into consideration the continued weak market conditions and the historical and expected customer attrition. The discount rate used in the income approach was 21.0%. The long-term growth rate used in the discounted cash flow model was 2.0%. Furthermore, for the energy logistics reporting unit, the calculated fair value using the income approach showed that the service agreement fair value was less than its carrying amount, indicating an impairment of approximately $0.9 million. The projections used in the income approach for the service agreement took into consideration the increased costs of fulfilling the contract. The discount rate used in the income approach was 20.0%. The long-term growth rate used in the discounted cash flow model was 2.0%. All of the assumptions used are unobservable inputs that fall within Level 3 of the fair value hierarchy. The customer relationships and service agreement were fully impaired as a result of the fourth quarter of 2013 impairment test.

Intangible assets at December 31, 2013 are as follows (in thousands):

	Gross Book Value	2013 Additions(1)	Impairment	Accumulated Amortization	Net Book Value	Average Lives (in years)
Tradename—Intermodal	$7,400	$—	$—	$—	$7,400	Indefinite
Tradename—Energy Logistics	1,100	—	(521)	(579)	—	—
Customer relationships (1)	33,410	1,000	(17,065)	(9,462)	7,883	10-12
Non-compete agreements	4,311	—	—	(3,445)	866	3-6
Service agreement	1,120	—	(942)	(178)	—	—

	$47,341	$1,000	$(18,528)	$(13,664)	$16,149

(1)	Additions relate to the on-boarding of a new independent affiliate.

Of the total intangibles of approximately $16.1 million at December 31, 2013, $15.3 million was allocated to our intermodal segment and $0.8 million was allocated to our energy logistics segment.

Intangible assets at December 31, 2012 are as follows (in thousands):

	Gross Book Value	2012 Additions(1)	Accumulated Amortization	Net Book Value	Average Lives (in years)
Tradename—Intermodal	$7,400	$—	$—	$7,400	Indefinite
Tradename—Energy Logistics	—	1,100	(304)	796	2
Customer relationships	14,260	19,150	(6,292)	27,118	10-12
Non-compete agreements	3,221	1,090	(3,015)	1,296	3-6
Service agreement	—	1,120	(76)	1,044	11

	$24,881	$22,460	$(9,687)	$37,654

(1)	Of the total additions of $22.5 million, $12.2 million related to the Bice acquisition, $6.0 million related to the Dunn’s acquisition and $4.3 million related to the Trojan acquisition.

Of the total intangibles of approximately $37.7 million at December 31, 2012, approximately $20.9 million was allocated to our energy logistics segment, approximately $16.6 million was allocated to our intermodal segment and approximately $0.2 million was allocated to our chemical logistics segment.

Amortization expense for the years ended December 31, 2013, 2012, and 2011 was $4.0 million, $3.3 million and $1.4 million, respectively. Estimated amortization expense for intangible assets is as follows (in thousands):

2013	$1,418
2014	1,418
2015	1,413
2016	1,338
2017	1,218
Thereafter	1,944

Total	$8,749

14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses include the following at December 31 (in thousands):

	2013	2012
Lease residual guarantees	$8,183	$6,759
Salaries, wages and benefits	5,440	4,783
Interest	3,892	4,561
Claims and deposits	2,396	3,896
Taxes	1,286	1,191
Acquisition related earnouts	—	8,800
Other	9,383	7,899

	$30,580	$37,889

Accounts payable includes $1.7 million and $2.0 million of book overdrafts at December 31, 2013 and 2012, respectively.

15. LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31 (in thousands):

	2013	2012
Capital lease obligations	$4,883	$6,038
ABL Facility	136,000	161,200
Term Loan	17,500	—
9.875% Second-Priority Senior Secured Notes, due 2018	202,500	225,000
5% Subordinated Acquisition Notes	19,170	21,300
Other notes	4,209	6,533

Long-term debt, including current maturities	384,262	420,071
Discount on Notes	(957)	(1,265)

Total indebtedness (including capital lease obligations)	383,305	418,806
Less current maturities of long-term debt (including capital lease obligations)	(10,580)	(7,831)

Long-term debt, less current maturities (including capital lease obligations)	$372,725	$410,975

The ABL Facility

Our ABL Facility provides for a revolving credit facility with a maturity of August 19, 2016. On September 27, 2012, our maximum borrowing capacity under the facility was increased from $250.0 million to $350.0 million. Borrowing availability under our ABL Facility did not change as a result of this amendment. Changes in borrowing availability result from increases or decreases in assets securing the ABL Facility. The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The ABL Facility is available for working capital needs and general corporate purposes, including permitted acquisitions. At December 31, 2013, we had $74.3 million of borrowing availability under the ABL Facility.

Borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at December 31, 2013 was 1.00% for base rate borrowings and 2.00% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the revolving credit facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding borrowings under the revolving credit facility of the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on borrowings under the revolving credit facility at December 31, 2013 and 2012 was 2.2% and 2.5%, respectively.

The borrowing base for the ABL Facility consists of eligible accounts receivable, inventory, tractor and trailer equipment, real property and certain other equipment.

We recorded $6.9 million in debt issuance costs relating to the ABL Facility. We are amortizing the debt issuance costs over the remaining term of the ABL Facility. The September 2012 amendment to our ABL Facility was treated as a modification under FASB guidance.

Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility (“Term Loan”) which was fully funded on July 15, 2013. Borrowings under the Term Loan bear interest at a margin equal to 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% after 18 months if a senior secured leverage ratio is met. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates. Beginning no earlier than the 12-month anniversary of the Term Loan and no later than the 24-month anniversary of the Term Loan, we will be subject to mandatory repayment of the principal amount of the Term Loan in equal quarterly payments for the remainder of the maturity period. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. We may voluntarily repay the outstanding amount under the Term Loan at any time without premium or penalty, other than customary “breakage” costs with respect to the LIBOR loans. As of December 31, 2013, the balance of the Term Loan was $17.5 million. The interest rate on borrowings under the Term Loan at December 31, 2013 was 3.7%.

We recorded $0.6 million in debt issuance costs relating to the Term Loan and are amortizing these costs over the term of the Term Loan.

9.875% Second-Priority Senior Secured Notes Due 2018

On November 3, 2010, we issued $225.0 million aggregate principal amount of the 9.875% Second-Priority Senior Secured Notes Due 2018 (“2018 Notes”). With the proceeds of the issuance of the 2018 Notes, we repaid and redeemed certain of our previously outstanding notes and paid down a portion of our outstanding borrowings under the previous ABL Facility.

Interest on the 2018 Notes is payable at a rate of 9.875% per annum, semiannually on May 1 and November 1 of each year. The payment obligations of Quality Distribution, LLC (“QD LLC”) and QD Capital Corporation (“QD Capital”) under the 2018 Notes are guaranteed by QDI and by all of its 100%-owned domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility, including the Term Loan, and obligations under certain hedging agreements, cash management obligations and certain other first-lien obligations.

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

We recorded $6.0 million in debt issuance costs relating to the 2018 Notes, of which $5.8 million was related to the new issuance and $0.2 million of unamortized debt issuance costs related to our 10% Senior Notes due 2013 which are no longer outstanding. We are amortizing these costs over the term of the 2018 Notes.

July 2013 Notes Redemption

On July 15, 2013, we redeemed a portion of our 2018 Notes in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium of $0.7 million. The redemption was funded with proceeds from the Term Loan together with borrowings under our ABL Facility. As of December 31, 2013, the balance of the 2018 Notes was $202.5 million. In the third quarter of 2013, $0.5 million of unamortized debt issuance costs related to this redemption were written off.

5% Subordinated Acquisition Notes

In 2012, we issued Acquisition Notes in an aggregate principal amount of $21.3 million as part of the consideration for the Bice acquisition, (“Acquisition Notes”). The Acquisition Notes bear interest at a fixed rate of 5.0% per annum and mature June 1, 2017. Payments of interest only are scheduled for the end of each calendar quarter with principal payable in full at maturity. The Acquisition Notes are unsecured and subordinated. The notes are non-negotiable and non-transferable and may be prepaid in whole or in part at any time without premium or penalty. On November 12, 2013, we made principal payments of $2.1 million, thereby reducing the outstanding principal amount of the Acquisition Notes at December 31, 2013 to $19.2 million.

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

The payment obligations under the ABL Facility, including the Term Loan, are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility, the Term Loan and obligations under certain hedging agreements, cash management obligations and certain other first lien obligations. We were in compliance with the covenants under the ABL Facility, including the Term Loan, and the 2018 Notes at December 31, 2013.

Debt Retirement

The following is a schedule of our total indebtedness outstanding at December 31, 2013 over the periods we are required to pay such indebtedness (in thousands):

	2014	2015	2016	2017	2018	Total
Capital lease obligations	$1,888	$942	$741	$738	$574	$4,883
ABL Facility	—	—	136,000	—	—	136,000
Term Loan (1)	5,833	7,778	3,889	—	—	17,500
2018 Notes (2)	—	—	—	—	202,500	202,500
Acquisition Notes	—	—	—	19,170	—	19,170
Other Notes	2,859	1,084	266	—	—	4,209

Total	$10,580	$9,804	$140,896	$19,908	$203,074	$384,262

(1)	Assumes repayment of the principal amount of the Term Loan in equal quarterly amounts beginning on the 12-month anniversary of the Term Loan.
(2)	Amounts do not include the remaining unamortized original issue discount of $1.0 million related to the 2018 Notes.

The following is a schedule of our debt issuance costs included in “Other assets” in the Consolidated Balance Sheet (in thousands) for the year ended:

	December 31, 2012	Write-off of Issuance Costs	Additional Debt Issuance Costs	2013 Amortization Expense	December 31, 2013
ABL Facility	$4,845	$—	$390	$(1,490)	$3,745
Term Loan	—	—	600	(110)	490
2018 Notes	4,665	(420)	—	(798)	3,447

Total	$9,510	(420)	$990	$(2,398)	$7,682

Amortization expense of debt issuance costs was approximately $2.4 million, $2.1 million and $2.1 million for the years ending December 31, 2013, 2012, and 2011, respectively, and is included in interest expense. Write-offs of debt issuance costs in connection with debt retirement are reported separately as “Write-off of debt issuance costs” upon retirement and were $0.5 million and $3.2 million for the years ending December 31, 2013 and 2011, respectively. There was no write-off of debt issuance costs in 2012.

16. INCOME TAXES

For financial reporting purposes, (loss) income before income taxes includes the following components for years ended December 31 (in thousands):

	2013	2012	2011
Domestic	$(67,437)	$21,853	$24,535
Mexico	1,281	851	855
Canada	(165)	45	(18)

(Loss) income before income taxes	$(66,321)	$22,749	$25,372

The components of the (benefit from) provision for income tax for the years ended December 31 are as follows (in thousands):

	2013	2012	2011
Current taxes:
Federal	$(38)	$(337)	$146
State	1,216	516	998
Mexico	388	166	(45)
Canada	564	436	842

	2,130	781	1,941

Deferred taxes:
Federal	(24,011)	7,038	7,529
State	(2,648)	136	971

	(26,659)	7,174	8,500

Valuation Allowance
Federal	246	(32,586)	(7,529)
State	0	(2,696)	(971)

	246	(35,282)	(8,500)

(Benefit from) provision for income taxes	$(24,283)	$(27,327)	$1,941

The net deferred tax asset (liability) consisted of the following at December 31 (in thousands):

	2013	2012
Deferred tax assets:
Environmental reserve	$7,936	$8,262
Tax credit carryforwards	8,692	7,701
Self-insurance reserves	7,527	6,723
Pension	5,081	8,414
Net operating loss carryforwards	27,381	29,201
Stock compensation	2,762	2,531
Intangible basis differences	26,965	0
Other accruals	4,909	4,725

	91,253	67,557
Less valuation allowance	(4,504)	(4,258)

	$86,749	$63,299

Deferred tax liabilities:
Property and equipment basis differences	(29,628)	(26,449)
Accrued interest and original issue discount	(2,698)	(2,831)
Depreciation of environmental costs	(2,313)	(1,826)
Intangible basis differences	—	(3,871)

Net deferred tax asset	$52,110	$28,322

Comprised of:
Current deferred tax asset	$20,709	$16,609
Long-term deferred tax asset	66,040	46,690
Long-term deferred tax liability	(34,639)	(34,977)

Net deferred tax asset	$52,110	$28,322

During 2012, we recorded a deferred tax benefit of $28.1 million of which $35.3 related to a prior-year valuation allowance release. These releases of the valuation allowance are a result of our consistent cumulative income position, improved operating results, and recent expansion of our energy business through acquisition which is expected to provide future taxable income. Management has determined based on the evaluation of both objective and subjective evidence available, that it is more likely than not that the deferred tax assets for which the valuation allowance was recorded, are realizable.

Our effective tax rate differs from the federal statutory rate. The reasons for those differences are as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Tax (benefit) expense at the statutory rate	$(23,212)	$7,962	$8,880
State income taxes, net of federal benefit	(2,054)	679	1,625
Uncertain tax position adjustments	928	49	(252)
Impact of foreign tax rates	155	(13)	435
Valuation allowance	246	(35,282)	(8,500)
Foreign tax credit	(975)	(525)	(1,367)
Federal provision to return and deferred tax adjustment	(123)	(608)	—
Other	752	411	1,120

(Benefit from) provision for income taxes	$(24,283)	$(27,327)	$1,941

At December 31, 2013, we had an estimated $69.6 million in federal net operating loss carryforwards, an additional $6.0 million of unrecognized federal operating loss carryforwards related to excess stock compensation deductions and uncertain tax position deductions, $2.3 million in alternative minimum tax credit carryforwards and $6.3 million in foreign tax credit carryforwards. The net operating loss carryforwards will expire in the years 2019 through 2030 while the alternative minimum tax credits may be carried forward indefinitely and the foreign tax credits will expire in years 2014 through 2023.

Significant judgment is required in determining our provision for income taxes. In the ordinary course of an international business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as needed. As of December 31, 2013, U.S. taxes were not provided on income of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.

Rollforward of valuation allowance (in thousands):

	2013	2012	2011
Beginning balance	$(4,258)	$(39,540)	$(46,025)
Change in assessments about the realization of deferred income tax assets	(246)	35,282	6,485

Ending balance	$(4,504)	$(4,258)	$(39,540)

At December 31, 2013 and 2012, we had approximately $2.5 million and $1.7 million, respectively, of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits at December 31, 2013, $1.3 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Included in the balance of gross unrecognized tax benefits at December 31, 2013, less than $0.1 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of the applicable statute of limitations. A reconciliation of the total amount of unrecognized tax benefits as of December 31 follows (in thousands):

	2013	2012	2011
Total unrecognized tax benefits as of January 1,	$1,652	$1,628	$1,585
Increases in tax positions taken during prior period	—	359	425
Decreases in tax positions taken during prior period	(88)	(75)	—
Increases in tax positions taken in the current period	893	85	—
Decreases in tax positions taken in the current period	—	(20)	—
Settlements with taxing authorities	—	(85)	—
Decrease due to lapse of applicable statute of limitations	(4)	(240)	(382)

Total unrecognized tax benefits as of December 31,	$2,453	$1,652	$1,628

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the year ended December 31, 2013, we recognized additional expense of $0.1 million of interest and penalties in the provision for income taxes. As of December 31, 2012, we had accrued interest of $0.4 million (net of federal benefit) and $0.2 million accrued for penalties. At December 31, 2013, we had accrued interest of $0.5 million (net of federal benefit) and $0.2 million accrued for penalties.

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

We follow the recognition and disclosure requirements under FASB guidance that require us to recognize the funded status of our postretirement benefit plans in the Consolidated Balance Sheet at December 31, 2013, with a corresponding adjustment to accumulated other comprehensive loss. The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive loss represents the net unrecognized actuarial gains or losses and unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic cost in the same periods will be recognized as a component of other comprehensive loss (in thousands):

	2013	2012
Items not yet recognized as a component of net periodic cost:
Unrecognized net actuarial loss	$27,932	$34,619
Unamortized prior service cost	229	323

Unrecognized loss and prior service costs recorded as a component of accumulated other comprehensive loss	$28,161	$34,942

Items to be recognized in 2014/2013 as a component of net periodic cost:
Net actuarial loss	$1,347	$1,451
Prior service cost	94	94

Net periodic cost to be recorded in 2014/2013 from accumulated other comprehensive loss	$1,441	$1,545

Obligations and Funded Status

The following table sets forth the change in the projected benefit obligation, change in plan assets and unfunded status of the two plans at 2013 and 2012 (in thousands):

	2013	2012
Change in Projected Benefit Obligation
Benefit obligation at January 1,	$52,637	$51,557
Settlement	—	(1,813)
Service cost	165	166
Interest cost	1,853	2,102
Actuarial (gain) loss	(4,170)	3,827
Benefits and expenses paid	(3,278)	(3,202)

Benefit obligation at December 31,	$47,207	$52,637

	2013	2012
Change in Plan Assets
Fair value of plan assets at January 1,	$31,560	$28,912
Settlement	—	(709)
Actual return on plan assets	3,400	2,916
Contributions by Company	2,927	3,643
Benefits and expenses paid	(3,278)	(3,202)

Fair value of plan assets at December 31,	$34,609	$31,560

	2013	2012
Unfunded Status of Plans
Projected benefit obligation	$(47,207)	$(52,637)
Fair value of plan assets	34,609	31,560

Unfunded status as of December 31,	$(12,598)	$(21,077)

The accumulated benefit obligation for both defined benefit pension plans equaled the projected benefit obligations of $47.2 million and $52.6 million at December 31, 2013 and 2012, respectively.

We had the following net pension equity credits (charges), net of tax, that were recorded as part of other comprehensive loss and accumulated other comprehensive loss:

	2013	2012	2011
Net actuarial loss, net of tax	$4,062	$(422)	$(5,307)
Prior service cost	94	94	94

Adjustment to pension benefit obligation	$4,156	$(328)	$(5,213)

Periodic Pension Costs

The components of net periodic pension cost are as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Service cost	$165	$166	$176
Interest cost	1,853	2,102	2,420
Amortization of loss	1,451	1,352	1,177
Amortization of prior service cost	94	94	94
Expected return on plan assets	(2,334)	(2,219)	(2,298)

Net periodic pension cost	$1,229	$1,495	$1,569

Assumptions

Weighted average assumptions used to determine benefit obligations at December 31:

	2013	2012	2011
Discount rate	4.30%	3.48%	4.20%

Weighted average assumptions used to determine net periodic benefit cost at December 31:

	2013	2012	2011
TTWU Plan
Discount rate	3.20%	3.90%	4.90%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%
CLC Plan
Discount rate	3.75%	4.50%	5.25%
Expected long-term rate of return on plan assets	7.50%	8.00%	8.00%

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

Asset Mix

Our pension plan weighted-average asset allocations by asset category at December 31 are as follows:

	2013	2012
TTWU Plan
Cash and cash equivalents	5.0%	6.7%
Equity securities and mutual funds	78.7%	76.2%
Debt securities	16.3%	17.1%

	100.0%	100.0%

CLC Plan
Cash and cash equivalents	4.9%	6.4%
Equity securities and mutual funds	79.9%	77.3%
Debt securities	15.2%	16.3%

	100.0%	100.0%

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

Our actual retirement plans’ asset allocations by level within the fair value hierarchy at December 31, 2013, are presented in the table below (in thousands):

	TTWU Plan					CLC Plan
	Level 1	Level 2	Level 3	Total	% Total	Level 1	Level 2	Level 3	Total	% Total
Cash and cash equivalents	$365	$—	$—	$365	5.0%	$1,341	$—	$—	$1,341	4.9%
Mutual funds	5,256	553	—	5,809	78.7%	17,880	3,886	—	21,766	79.9%
Corporate bonds	—	588	—	588	8.0%	—	1,984	—	1,984	7.3%
Asset-backed securities	—	616	—	616	8.3%	—	2,140	—	2,140	7.9%

Total assets	$5,621	$1,757	$—	$7,378	100.0%	$19,221	$8,010	$—	$27,231	100.0%

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

The following is a reconciliation of assets in Level 3 of the fair value hierarchy (in thousands):

	TTWU	CLC
Beginning balance at January 1, 2012	$1,097	$1,103
Return on plan assets	7	21
Settlements	(709)	—
Sales	(395)	(1,124)

Balance at December 31, 2012	$—	$—

Cash Flows

We expect to contribute $0.6 million to the TTWU pension plan and $2.9 million to the CLC pension plan during the year ending December 31, 2014.

The following benefit payments are expected to be paid (in thousands):

2014	$3,377
2015	3,389
2016	3,381
2017	3,384
2018	3,373
2019 – 2023	15,947

Substantially all of our U.S. employees are entitled to participate in our profit sharing plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the plan after 90 days of employment. At our discretion, we may also contribute to the plan. Employees are always vested in their contributed balance and become fully vested in our contributions after four years of service. The expenses related to contributions to the plan for the years ended December 31, 2013, 2012 and 2011 were approximately $0.3 million, $0.3 million and $0.2 million, respectively.

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

At December 31, 2013, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 2.6% of our total workforce including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

Our participation in these plans is outlined in the table below (contributions in thousands):

		Pension Protection Act Zone Status (2)		FIP/RP Status	Contributions			Expiration Date of Collective-
Pension Plan	EIN/Pension Plan Number (1)	2013	2012	Pending/ Implemented (3)	2013	2012	2011	Bargaining Agreement
Employer-Teamsters Local Nos. 175 & 505 Pension Trust Fund	55-6021850	Red	Yellow	RP Adopted	$40	$41	$40	2/8/2016
New York State Teamsters Conference Pension and Retirement Fund	16-6063585	Red	Red	RP Adopted	197	140	87	7/14/2014
Central States Southeast and Southwest Areas Pension Fund	36-6044243	Red	Red	RP Adopted	2,819	2,647	2,435	4/30/2014 to 8/31/2016

					$3,056	$2,828	$2,562

(1)	The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable.
(2)	Unless otherwise noted, the most recent Pension Protection Act zone status available in 2013 and 2012 is for the plan’s year-end at December 31, 2012 and December 31, 2011, respectively. The zone status is based on information that we received from the plan. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded.
(3)	The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. No surcharge has been imposed for any of these plans.

We do not currently intend to withdraw from the three multi-employer pension plans or take any actions that would subject us to payment of contingent obligations upon withdrawal from such plans. Based on information provided to us from the trustees of these plans, we estimate our portion of the contingent liability in the case of a full withdrawal or termination from these plans to be approximately $85.6 million, of which $79.8 million relates to the Central States Southeast and Southwest Areas Pension Plan.

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

18. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components and changes to accumulated other comprehensive loss as of December 31 are as follows (in thousands):

	2013	2012	2011
Foreign currency translation
Beginning balance	$(1,180)	$(1,137)	$(1,163)
Net gain on foreign currency translation, net of tax	119	(43)	26

Ending balance	$(1,061)	$(1,180)	$(1,137)

Pension benefits
Beginning balance	$(30,572)	$(30,244)	$(25,031)
Amortization of prior service cost (1)	94	94	94
Amortization of gain (1)	4,062	(422)	(5,307)

Ending balance	$(26,416)	$(30,572)	$(30,244)

Total Accumulated Other Comprehensive Loss ending balance	$(27,477)	$(31,752)	$(31,381)

(1)	Prior service cost and actuarial gain are included as part of the Company’s net periodic benefit cost. Refer to Note 17.

Reclasses out of Accumulated Other Comprehensive Loss were nominal.

19. CAPITAL STOCK

Authorized Capital Stock

In accordance with our Amended and Restated Articles of Incorporation dated November 4, 2003, the Company is authorized to issue 50 million shares of capital stock, which includes 49 million shares of no par value common stock and 1 million shares of no par value preferred stock.

Our ABL Facility, including the Term Loan, and indenture governing the 2018 Notes contain restrictions on QDI’s ability to pay dividends on its common stock.

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

August 2013 Secondary Offering

On August 14, 2013, former shareholders including funds affiliated with Apollo Global Management, LLC (“Apollo”), sold 4.7 million shares of our common stock in an underwritten public offering, at a gross price of $8.60 per share. We did not receive any proceeds from the sale of the shares by the selling shareholders in this offering. However, we incurred and paid approximately $0.5 million in underwriting fees and expenses associated with this offering. Apollo no longer owns any of our common stock.

March 2012 Common Stock Offering

On March 13, 2012, we sold 2.5 million shares of our common stock in an underwritten public offering, at a gross price of $13.00 per share, and received net proceeds, after underwriting fees and expenses, of approximately $30.5 million. Certain affiliates of Apollo also sold 3.2 million shares in the offering. We used our net cash proceeds to repay outstanding borrowings under our ABL Facility.

Warrants

On October 15, 2009 in conjunction with our issuance of indebtedness, we issued 1,752,895 aggregate amount of warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants were exercisable during the period beginning April 16, 2010 and ending November 1, 2013. The warrants were accounted for at their fair value on October 15, 2009, which is based on the closing price of our common stock on that date. Approximately $6.7 million representing the fair value of the warrants was recorded to stock purchase warrants within shareholders’ deficit, with a corresponding discount on the issued indebtedness. The discount was being amortized over the term of the issued debt instruments until July 2011 when the remaining unamortized discount was written off in conjunction with the final redemption of the indebtedness. As of December 31, 2012, we had warrants outstanding of less than $0.1 million representing approximately 8,680 shares of our common stock. As of November 1, 2013, the remaining warrants of approximately 4,000 shares of our common stock expired. As of December 31, 2013, we have no warrants outstanding.

Treasury Stock

As of December 31, 2013 and 2012, we had approximately 1.6 million and 0.9 million treasury shares, respectively, carried at a cost of approximately $10.6 million and $5.8 million, respectively. These shares were acquired pursuant to our initial public offering, our publicly announced share repurchase program, the return of shares under limited recourse secured loans to shareholders, forfeitures and share withholdings.

Share Repurchase Program

On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). The Repurchase Program does not have an expiration date. Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program and it can be discontinued at any time that we feel additional purchases are not warranted. As of December 31, 2012, we had repurchased approximately 0.6 million shares valued at $3.7 million under the Repurchase Program. As of December 31, 2013, we have repurchased approximately 1.2 million shares valued at $8.1 million under the Repurchase Program, with authority to repurchase an additional $6.9 million of shares.

20. STOCK COMPENSATION PLANS

We account for our equity compensation plans and expense related to all stock option awards granted under the FASB guidance. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the vesting term of two to four years.

Active Performance Incentive Plan

As of December 31, 2013, we maintain one active stock-based incentive plan, the Quality Distribution, Inc. 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), under which stock options, restricted shares and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The 2012 Equity Incentive Plan became effective May 30, 2012 upon receipt of shareholder approval and expires May 30, 2022. There are 2,000,000 shares of common stock reserved for issuance under the 2012 Equity Incentive Plan.

The 2012 Equity Incentive Plan activity for the years ended December 31, 2013 and 2012 is as follows (in thousands, except per share data):

2012 Equity Incentive Plan — Stock Options

	Number of Shares Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Options outstanding at December 31, 2011	—	$—
2012 option activity:
Granted	48	$10.54
Exercised	—	$—
Canceled	—	$—

Options outstanding at December 31, 2012	48	$10.54

2013 option activity:
Granted	335	$6.56
Exercised	—	$—
Canceled	(33)	$6.48

Options outstanding at December 31, 2013	350	$7.11

Options exercisable and expected to vest at December 31, 2013	325	$7.12	8.9	$1,855

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2013 exceeds the exercise price of the option multiplied by the number of shares represented by such option.

During the year ended December 31, 2013 and 2012 (in thousands, except per share data):

•	the weighted-average grant date fair value per share of stock-based compensation granted to employees was $4.10 and $6.55, respectively;

•	there were no stock options exercised; and

•	the total fair value of stock options that vested during the two periods above was $77 and $0, respectively. During the year ended December 31, 2013, cash was not used to settle any equity instruments previously granted.

2012 Equity Incentive Plan — Restricted Stock

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Restricted stock unvested at December 31, 2011	—	—
2012 activity:
Granted	30	$10.42
Vested	(4)	$10.61
Canceled	—	—

Restricted stock unvested at December 31, 2012	26	$10.39	$156

2013 activity:
Granted	257	$6.68
Vested	(19)	$7.69
Canceled	(41)	$7.30

Restricted stock unvested at December 31, 2013	223	$6.91	$2,866

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

The 2003 Stock Option Plan activity for the years ended December 31, 2013 and 2012 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (a)
Options outstanding at December 31, 2011	2,207	$5.45
2012 option activity:
Granted	163	$13.00
Exercised (b)(c)	(82)	$4.40
Canceled	(36)	$5.69
Expired	(48)	$8.12

Options outstanding at December 31, 2012	2,204	$5.99

2013 option activity:
Granted	—	$—
Exercised (b)(c)	(416)	$3.78
Canceled	(25)	$11.25
Expired	(56)	$17.00

Options outstanding at December 31, 2013	1,707	$6.09

Options exercisable and expected to vest at December 31, 2013	1,698	$6.06	4.30	$11,536

(a)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock as of December 31, 2013 exceeds the exercise price of the option multiplied by the number of shares represented by such option.
(b)	Shares issued upon the exercise of stock options were treated as newly issued shares.
(c)	There was no tax benefit recognized in 2013, 2012 and 2011 related to stock-based compensation.

During the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

•	the weighted-average grant date fair value per share of stock-based compensation granted to employees during the years ended December 31, 2012 and 2011 was $8.09 and $6.19, respectively. There were no grants in 2013.

•	the total intrinsic value of stock options exercised in 2013, 2012 and 2011 was $2.6 million, $0.5 million and $2.4 million, respectively; and

•	the total fair value of stock options that vested during the three periods above was $1,308, $1,223 and $1,229, respectively.

During the year ended December 31, 2013, cash was not used to settle any equity instruments previously granted.

2003 Restricted Stock Incentive Plan

On November 5, 2003, our Board of Directors approved the 2003 Restricted Stock Incentive Plan, in connection with our IPO. The vesting periods for grant recipients were at the discretion of the Compensation Committee of the Board of Directors.

The 2003 Restricted Stock Incentive Plan activity for the years ended December 31, 2013 and 2012 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Restricted stock unvested at December 31, 2011	335	$5.22
2012 activity:
Granted	152	$12.67
Vested	(263)	$6.17
Canceled	(5)	$8.84

Restricted stock unvested at December 31, 2012	219	$9.19	$1,312

2013 activity:
Granted	—	$—
Vested	(89)	$4.43
Canceled	(9)	$12.62

Restricted stock unvested at December 31, 2013	121	$12.40	$1,553

Accounting for Stock-Based Compensation

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

The fair value of options granted during 2013, 2012 and 2011 was based upon the Black-Scholes option-pricing model. The expected term of the options represents the estimated period of time until exercise giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on the historical volatility of our common stock, which began trading on November 13, 2003. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the foreseeable future. The Black-Scholes model was used with the following weighted-average assumptions:

	2013	2012	2011
Risk free rate	0.8%	0.8%	0.8%
Expected life	5 years	5 years	5 years
Volatility	78.2%	77.6%	78.0%
Expected dividend	—	—	—

Restricted stock awards are measured at fair value which is the stock price at date of grant at time of issuance and recognized on a straight-line basis over the vesting period.

Stock-based compensation expense recognized during the years ended December 31, 2013, 2012 and 2011 for each of the types of stock-based awards was (in thousands):

	2013	2012	2011
Stock options	$1,534	$1,741	$1,777
Restricted stock	1,551	1,497	1,097

Total stock-based compensation expense	$3,085	$3,238	$2,874

All stock-based compensation expense is classified within “Compensation” on the Consolidated Statements of Operations. None of the stock-based compensation was capitalized during 2013, 2012 and 2011.

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of December 31, 2013 (in thousands):

		Remaining years
Stock options	$1,948	2.3
Restricted stock	1,525	2.5

	$3,473

These amounts do not include the cost of any additional awards that may be granted in future periods nor any changes in our forfeiture rate. These amounts do not include the cost of any additional options or restricted stock that may be granted in future periods or any changes in the Company’s forfeiture rate.

21. COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various noncancelable operating leases for our office facilities, office equipment, revenue equipment and vehicles. Future noncancelable lease commitments (excluding any sublease income) as of December 31, 2013, are as follows (in thousands):

2014	$21,992
2015	20,692
2016	20,684
2017	18,461
2018	7,266
Thereafter	2,303

Total	$91,398

We expect that some of our operating lease commitments for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates. Rent expense under operating leases was $30.3 million, $23.2 million and $13.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Environmental Matters

It is our policy to comply with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. We have obtained independent certification that our chemical logistics’ management system is in place and functions according to professional standards, and we continue to evaluate and continuously improve our Responsible Care® Management System performance. Our current activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, wastewater from oil and gas wells and crude oil, which in many cases are classified as hazardous materials or hazardous substances. The energy logistics business operates disposal wells for non-conventional oil drilling wastewater. In addition, our former tank wash business (which was sold in 2009), and the remaining limited tank wash activities we continue to conduct, involve the generation, storage, discharge and disposal of wastes that may contain hazardous substances. As such, we and others who operate in our industry are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. Under certain of these laws, we could also be subject to allegations of liability for the activities of our independent affiliates or independent owner-operators.

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

Environmental Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account the reserves described below, should not be material to our business or financial condition. As of December 31, 2013 and December 31, 2012, we had reserves in the amount of approximately $8.3 million and $9.0 million, respectively, for all environmental matters, of which the most significant are presented and discussed below.

	Number of Sites		Reserves (in millions)
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Multi-party sites	17	15	$2.1	$1.7
Sole party sites:
Bridgeport, New Jersey	1	1	3.6	4.8
William Dick, Pennsylvania	1	1	0.7	0.7
Other Properties	7	6	1.9	1.8

Total	26	23	$8.3	$9.0

The following descriptions of environmental matters include estimates for future expenditures over the next five years that we believe are probable and are reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the reserves are based, and the estimated high ends of the ranges do not represent our maximum theoretical liability.

Changes to the environmental reserves are reflected in our Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 26 sites at December 31, 2013.

Multi-Party Sites

At 17 of the 26 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 1 of the 17 sites, we are participating in the initial study to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 2 of the 17 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment, we have not established a reserve for these matters. At 4 of the 17 sites, we have received notices about our potential liability; however, we do not have enough information upon which to estimate our potential liability at this time, and as a result we have not established a reserve for these matters. At 10 of the 17 sites, 2 are in settlement discussion phases, 4 are in long-term operation and maintenance, and 4 are in various stages of remedial investigation or remedial investigation action work. We have estimated all future expenditures for these 17 multi-party environmental matters to be paid over the next five years to be in the range of $2.1 million to $3.8 million. As of December 31, 2013, we have reserved $2.1 million.

Sole Party Sites

At 9 of the 26 sites, we are alleged to be the only responsible party and are in the process of conducting investigations and/or remediation projects. Six of these projects relate to operations conducted by CLC and its subsidiaries prior to our acquisition of CLC in 1998. These six sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; (5) Charleston, West Virginia; and (6) East Rutherford, New Jersey. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these 6 CLC sites is discussed in more detail below. We have estimated future expenditures over the next five years for these 9 properties to be in the range of $6.2 million to $16.7 million. As of December 31, 2013, we have reserved $6.2 million.

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

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began long-term operations in July 2011 and is in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Based on the first annual groundwater report, contamination does not appear to be completely delineated and a limited number of additional monitoring wells are expected to be installed. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA and is on-going. USEPA has requested additional monitoring through 2017. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered into a consent order with USEPA in 2010 to perform the remediation work, which will consist of in-place thermal treatment. In late 2012, USEPA concluded that our additional required site investigation work for delineation purposes was complete. We have finished the preliminary engineering design phase for the thermal treatment of contaminated soils and have also submitted the 95% design report, which included limited groundwater extraction with treatment through the existing plant, to USEPA for their review. Comments from USEPA have been received and a response is in the process. We have estimated aggregate expenditures for the Bridgeport location over the next five years to be in the range of $3.6 million to $8.5 million. As of December 31, 2013, we have reserved $3.6 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in 1995 to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a groundwater treatment facility with local discharge in 2007 and the treatment facility began operations in 2010. Although initial soil treatment was completed in 2007, test results indicated that soil clean-up objectives were not fully achieved in both shallow and deep soil subzones. Soil piles generated from previous isolated discrete removal actions were subsequently treated on-site. During 2013, we received notification from USEPA that this work is now complete. The treated soil was used as backfill at the site. The fieldwork for further limited soil remediation consisting of targeted in-situ chemical treatment of the deep soil subzones at the site has been concluded, and no further remediation work in the deep soil subzone is expected. Negotiations with USEPA continue over remediation objectives for the final shallow soil subzone to be evaluated and remediated. We have estimated aggregate expenditures for the William Dick location over the next five years to be in the range of $0.7 million to $3.4 million. As of December 31, 2013, we have reserved $0.7 million.

Other Properties

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation (“NYSDEC”) in 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. The state issued a record of decision in 2006. The remedial design work plan has been approved by the NYSDEC, and the remedial action phase is expected to begin during the second half of 2014.

Scary Creek, West Virginia: CLC received a cleanup notice from the state environmental authority in 1994. The state and we have agreed that remediation can be conducted under the state’s voluntary clean-up program (instead of the state superfund enforcement program). We are currently completing the originally planned remedial investigation and the additional site investigation work.

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at this truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. In 2012, we entered into the state’s voluntary clean-up program which requires us to perform additional sampling to close the site. The sampling work phase that was negotiated with the State of West Virginia has been completed at the site and a report was submitted to the West Virginia Department of Environmental Protection (“WVDEP”) in which we requested confirmation from the WVDEP that no additional sampling work will be necessary. Comments have been received and a response is in the process.

East Rutherford, NJ: CLC completed its remediation including groundwater monitoring of a diesel fuel release at this former truck terminal property, which was subsequently sold but New Jersey Department of Environmental Protection (“NJDEP”) did not grant closure. Additional soil sampling and groundwater monitoring work will be necessary to close the site under the State’s licensed site remediation professional program.

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

We have estimated aggregate future expenditures over the next five years for Tonawanda, Scary Creek, Charleston, East Rutherford and ISRA New Jersey to be in the range of $1.9 million to $4.8 million. As of December 31, 2013, we have reserved $1.9 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

22. GUARANTEES

In conjunction with certain third-party financing vendors, we have established a lease purchase program to enable certain independent owner-operators and independent affiliates to lease tractors from those third-party vendors. As part of this program, we have agreed with those third-party vendors to guarantee the lease payment obligations of participating independent owner-operators and independent affiliates in certain circumstances. The guarantees expire at various dates beginning in 2015 through 2019 and are for an average amount per tractor of approximately $0.1 million.

Our estimated aggregate maximum exposure under these lease guarantees was approximately $13.5 million as of December 31, 2013, which represents the amount of the remaining lease payments on all outstanding guaranteed leases as of that date. However, upon a default, we may take actions to reduce or recoup our expenditures, including purchasing the tractor and reselling it to recover all or a portion of the amounts paid, or facilitating an arrangement between the third-party vendor and another independent owner-operator to assume the lease. In addition, up to 50% of any remaining losses related to independent owner-operators managed by independent affiliates could be recouped from those independent affiliates. Therefore, we believe our potential exposure is substantially less than $13.5 million. We did not incur any material levels of default under these leases during 2013.

23. TRANSACTIONS WITH RELATED PARTIES

On August 14, 2013, Apollo and its affiliated funds sold all of its QDI common stock in an underwritten public offering. As a result, Apollo can no longer influence matters requiring shareholder approval.

As of August 13, 2013, prior to the sale of all of Apollo’s QDI common stock, two of our customers (Momentive Specialty Chemicals and Taminco) were controlled by Apollo. Revenues from these customers were $14.3 million in 2013. In 2012, three of our customers (Momentive Specialty Chemicals, Taminco and Lyondell Chemical) were controlled by Apollo. Revenues from these customers were $14.1 million in 2012. In 2011, one of our customers (Momentive Specialty Chemicals) was controlled by Apollo. Revenue from this customer was $16.3 million in 2011. All pricing with the companies controlled by Apollo was based on market rates, including such factors as total expected revenue to be generated by the customer, number of loads to be hauled and the number of miles to be driven.

24. GUARANTOR SUBSIDIARIES

At and during the year ended December 31, 2013, there were outstanding 2018 Notes that were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

The 2018 Notes are the senior obligations of our subsidiaries, QD LLC and QD Capital, and are secured by a subordinated, second-priority lien on assets that secure our ABL Facility through a collateral agreement that is separate from the indenture under which these notes were issued. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility, including the Term Loan, and obligations under certain hedging agreements, cash management obligations and certain other first-lien obligations. Decisions regarding the maintenance and release of the collateral secured by the collateral agreement are made by the lenders under our ABL Facility, and neither the indenture trustee nor the holders of the 2018 Notes have control of decisions regarding the release of the collateral.

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

The subsidiary guarantors of all of the 2018 Notes are all of our direct and indirect domestic subsidiaries other than immaterial subsidiaries. No non-domestic subsidiaries are guarantor subsidiaries. QD Capital has no material assets or operations. QD LLC, all of the subsidiary guarantors and QD Capital are 100% owned by QDI. The subsidiary guarantors are 100%-owned subsidiaries of QD LLC. QD LLC conducts substantially all of its business through and derives virtually all of its income from its subsidiaries. Therefore, its ability to make required principal and interest payments with respect to its indebtedness depends on the earnings of subsidiaries and its ability to receive funds from its subsidiaries through dividend and other payments.

QDI has no significant restrictions on its ability to receive funds from its subsidiaries. The ABL Facility, including the Term Loan, and the Notes Indenture contain certain limitations on QD LLC’s ability to make distributions to QDI. We do not consider these restrictions to be significant, because QDI is a holding company with no significant operations or assets, other than ownership of 100% of QD LLC’s membership units. QD LLC’s direct and indirect wholly-owned subsidiaries are generally permitted to make distributions to QD LLC, which is the principal obligor under the ABL Facility, the Term Loan and the 2018 Notes. We do not believe that additional financial or narrative information about QDI, QD LLC, QD Capital or the subsidiary guarantors would be material to evaluating the guarantees.

The following condensed consolidating financial information for QDI, QD LLC, and QD Capital, which has no material assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at December 31, 2013 and December 31, 2012 and condensed consolidating statements of operations for the years ended December 31, 2013 and 2012, and the condensed consolidating statements of cash flows for each of the years ended December 31, 2013 and 2012.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2013

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$675,094	$—	$—	$675,094
Service revenue	—	—	129.612	153	—	129,765
Fuel surcharge	—	—	124,951	—	—	124,951

Total operating revenues	—	—	929,657	153	—	929,810

Operating expenses:
Purchased transportation	—	—	594,708	—	—	594,708
Compensation	—	—	98,681	—	—	98,681
Fuel, supplies and maintenance	—	—	105,910	7	—	105,917
Depreciation and amortization	—	—	26,121	—	—	26,121
Selling and administrative	—	160	31,321	53	—	31,534
Insurance costs	—	—	19,137	32	—	19,169
Taxes and licenses	—	—	3,758	—	—	3,758
Communication and utilities	—	—	3,840	—	—	3,840
Gain on disposal of property and equipment	—	—	(1,579)	(871)	—	(2,450)
Impairment charges	—	—	91,296	—	—	91,296

Operating (loss) income	—	(160)	(43,536)	932	—	(42,764)

Interest expense (income), non-related party, net	—	29,427	868	(3)	—	30,292
Interest (income) expense, related party, net	—	(29,427)	29,758	(331)	—	—
Write-off of debt issuance costs	—	521	—	—	—	521
Other expense (income)	398	—	(7,803)	149	—	(7,256)

(Loss) income before income taxes	(398)	(681)	(66,359)	1,117	—	(66,321)
(Benefit from) provision for income taxes	(61)	—	(24,610)	388	—	(24,283)
Equity in loss of subsidiaries	(41,701)	(41,020)	—	—	82,721	—

Net (loss) income	$(42,038)	$(41,701)	$(41,749)	$729	$82,721	$(42,038)

Total other comprehensive income	4,275	4,275	4,156	119	(8,550)	4,275

Comprehensive (loss) income	$(37,763)	$(37,426)	$(37,593)	$848	$74,171	$(37,763)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2012

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$597,406	$—	$—	$597,406
Service revenue	—	—	120,698	403	—	121,101
Fuel surcharge	—	—	123,611	—	—	123,611

Total operating revenues	—	—	841,715	403	—	842,118

Operating expenses:
Purchased transportation	—	—	552,524	—	—	552,524
Compensation	—	—	82,143	—	—	82,143
Fuel, supplies and maintenance	—	—	82,033	—	—	82,033
Depreciation and amortization	—	—	21,090	—	—	21,090
Selling and administrative	—	39	33,758	85	—	33,882
Insurance costs	—	—	15,821	9	—	15,830
Taxes and licenses	—	—	2,825	—	—	2,825
Communication and utilities	—	—	3,636	—	—	3,636
Gain on disposal of property and equipment	—	—	(846)	(142)	—	(988)

Operating (loss) income	—	(39)	48,731	451	—	49,143

Interest expense (income), non-related party, net	—	28,490	782	(14)	—	29,258
Interest (income) expense, related party, net	—	(28,490)	28,905	(415)	—	—
Other expense	—	—	(2,849)	(15)	—	(2,864)

(Loss) income before income taxes	—	(39)	21,893	895	—	22,749
Provision for (benefit from) income taxes	3,306	—	(30,799)	166	—	(27,327)
Equity in earnings of subsidiaries	53,382	53,421	—	—	(106,803)	—

Net income	$50,076	$53,382	$52,692	$729	$(106,803)	$50,076

Total other comprehensive loss	(371)	(371)	(328)	(43)	742	(371)

Comprehensive income	$49,705	$53,011	$52,364	$686	$(106,061)	$49,705

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2011

(in thousands)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$517,780	$—	$—	$517,780
Service revenue	—	—	110,064	524	—	110,588
Fuel surcharge	—	—	117,583	—	—	117,583

Total operating revenues	—	—	745,427	524	—	745,951

Operating expenses:
Purchased transportation	—	—	522,866	—	—	522,866
Compensation	—	—	61,098	—	—	61,098
Fuel, supplies and maintenance	—	—	51,102	—	—	51,102
Depreciation and amortization	—	—	14,413	—	—	14,413
Selling and administrative	—	120	21,445	82	—	21,647
Insurance costs	—	—	14,025	17	—	14,042
Taxes and licenses	—	—	2,211	—	—	2,211
Communication and utilities	—	—	2,732	—	—	2,732
Gain on disposal of property and equipment	—	—	(1,318)	—	—	(1,318)
Restructuring credit	—	—	(521)	—		(521)

Operating (loss) income	—	(120)	57,374	425	—	57,679
Interest (income) expense, non-related party, net	(15)	28,012	923	(8)	—	28,912
Interest (income) expense, related party, net	—	(28,012)	28,427	(415)	—	—
Write-off of debt issuance costs	—	3,181	—	—	—	3,181
Other expense	—	2	201	11	—	214

Income (loss) before income taxes	15	(3,303)	27,823	837	—	25,372
Provision for (benefit from) income taxes	126	—	1,860	(45)	—	1,941
Equity in earnings of subsidiaries	23,542	26,845	—	—	(50,387)	—

Net income	$23,431	$23,542	$25,963	$882	$(50,387)	$23,431

Total other comprehensive (loss) income	(5,187)	(5,187)	(5,213)	26	10,374	(5,187)

Comprehensive income	$18,244	$18,355	$20,750	$908	$(40,013)	$18,244

Consolidating Balance Sheet, December 31, 2013

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,876	$81	$—	$1,957
Accounts receivable, net	—	—	120,916	16	—	120,932
Prepaid expenses	—	58	13,321	22	—	13,401
Deferred tax asset, net	—	—	20,709	—	—	20,709
Intercompany	—	—	410,521	109	(410,630)	—
Other	(18)	—	10,084	(147)	—	9,919

Total current assets	(18)	58	577,427	81	(410,630)	166,918
Property and equipment, net	—	—	170,114	—	—	170,114
Assets-held-for-sale	—	—	1,129	—	—	1,129
Goodwill	—	—	32,955	—	—	32,955
Intangibles, net	—	—	16,149	—	—	16,149
Non-current deferred tax asset, net	(2,239)	—	33,640	—	—	31,401
Investment in subsidiaries	(123,790)	388,157	—	—	(264,367)	—
Intercompany	144,057	194,293	359,733	12,213	(710,296)	—
Other assets	—	7,681	902	—	—	8,583

Total assets	$18,010	$590,189	$1,192,049	$12,294	$(1,385,293)	$427,249

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$5,833	$2,859	$—	$—	$8,692
Current maturities of capital lease obligations	—	—	1,888	—	—	1,888
Accounts payable	—	—	10,248	—	—	10,248
Intercompany	74,246	—	336,384	—	(410,630)	—
Independent affiliates and independent owner-operators payable	—	—	14,398	—	—	14,398
Accrued expenses	15	3,892	26,672	1	—	30,580
Environmental liabilities	—	—	3,818	—	—	3,818
Accrued loss and damage claims	—	—	8,532	—	—	8,532

Total current liabilities	74,261	9,725	404,799	1	(410,630)	78,156
Long-term indebtedness, less current maturities	—	349,210	20,520	—	—	369,730
Capital lease obligations, less current maturities	—	—	2,995	—	—	2,995
Environmental liabilities	—	—	4,479	—	—	4,479
Accrued loss and damage claims	—	—	10,747	—	—	10,747
Intercompany	—	355,044	350,562	4,690	(710,296)	—
Other non-current liabilities	—	—	17,353	40	—	17,393

Total liabilities	74,261	713,979	811,455	4,731	(1,120,926)	483,500

Shareholders’ (deficit) equity:
Common stock	441,877	354,963	390,760	3,491	(749,214)	441,877
Treasury stock	(10,557)	—	—	—	—	(10,557)
Accumulated (deficit) retained earnings	(270,505)	(262,159)	15,881	5,085	241,193	(270,505)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(27,477)	(27,005)	(26,047)	(958)	54,010	(27,477)

Total shareholders’ (deficit) equity	(56,251)	(123,790)	380,594	7,563	(264,367)	(56,251)

Total liabilities and shareholders’ (deficit) equity	$18,010	$590,189	$1,192,049	$12,294	$(1,385,293)	$427,249

Consolidating Balance Sheet, December 31, 2012

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2,580	$124	$—	$2,704
Accounts receivable, net	—	—	113,863	43	—	113,906
Prepaid expenses	—	(19)	14,648	22	—	14,651
Deferred tax asset, net	—	—	16,609	—	—	16,609
Intercompany	—	—	369,458	88	(369,546)	—
Other	44	—	9,679	(29)	—	9,694

Total current assets	44	(19)	526,837	248	(369,546)	157,564
Property and equipment, net	—	—	190,342	—	—	190,342
Goodwill	—	—	104,294	—	—	104,294
Intangibles, net	—	—	37,654	—	—	37,654
Non-current deferred tax asset, net	(2,300)	—	14,013	—	—	11,713
Investment in subsidiaries	(86,339)	425,602	—	—	(339,263)	—
Intercompany	144,738	252,732	389,289	11,582	(798,341)	—
Other assets	—	9,510	2,526	—	—	12,036

Total assets	$56,143	$687,825	$1,264,955	$11,830	$(1,507,150)	$513,603

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$—	$3,918	$—	$—	$3,918
Current maturities of capital lease obligations	—	—	3,913	—	—	3,913
Accounts payable	—	—	9,977	(11)	—	9,966
Intercompany	74,583	—	294,963	—	(369,546)	—
Independent affiliates and independent owner-operators payable	—	—	14,243	—	—	14,243
Accrued expenses	—	4,294	33,567	28	—	37,889
Environmental liabilities	—	—	2,739	—	—	2,739
Accrued loss and damage claims	—	—	7,326	—	—	7,326

Total current liabilities	74,583	4,294	370,646	17	(369,546)	79,994
Long-term indebtedness, less current maturities	—	384,935	23,915	—	—	408,850
Capital lease obligations, less current maturities	—	—	2,125	—	—	2,125
Environmental liabilities	—	—	6,302	—	—	6,302
Accrued loss and damage claims	—	—	9,494	—	—	9,494
Intercompany	—	384,935	409,053	4,353	(798,341)	—
Other non-current liabilities	—	—	25,233	45	—	25,278

Total liabilities	74,583	774,164	846,768	4,415	(1,167,887)	532,043

Shareholders’ (deficit) equity:
Common stock	437,192	354,963	390,760	4,191	(749,914)	437,192
Treasury stock	(5,849)	—	—	—	—	(5,849)
Accumulated (deficit) retained earnings	(228,467)	(220,458)	57,630	4,356	158,472	(228,467)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(31,752)	(31,280)	(30,203)	(1,077)	62,560	(31,752)
Stock purchase warrants	25	25	—	—	(25)	25

Total shareholders’ (deficit) equity	(18,440)	(86,339)	418,187	7,415	(339,263)	(18,440)

Total liabilities and shareholders’ (deficit) equity	$56,143	$687,825	$1,264,955	$11,830	$(1,507,150)	$513,603

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(42,038)	$(41,701)	$(41,749)	$729	$82,721	$(42,038)
Adjustments for non-cash charges	44,811	14,719	110,701	(1,202)	(82,721)	86,308
Net changes in assets and liabilities	138	1,350	88	124	—	1,700
Intercompany activity	(2,911)	25,632	(23,027)	306	—	—

Net cash provided by (used in) operating activities	—	—	46,013	(43)	—	45,970

Cash flows from investing activities:
Capital expenditures	—	—	(26,177)	—	—	(26,177)
Trojan purchase price adjustment	—	—	(857)	—	—	(857)
Onboarding payment to independent affiliate	—	—	(1,000)	—	—	(1,000)
Proceeds from sales of property and equipment	—	—	24,679	—	—	24,679

Net cash used in investing activities	—	—	(3,355)	—	—	(3,355)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	17,500	—	—	—	17,500
Principal payments on long-term debt and capital lease obligations	—	(22,500)	(8,561)	—	—	(31,061)
Proceeds from revolver	—	236,600	—	—	—	236,600
Payments on revolver	—	(261,800)	—	—	—	(261,800)
Deferred financing costs	—	(990)	—	—	—	(990)
Proceeds from exercise of stock options	1,574	—	—	—	—	1,574
Purchases of treasury stock	(4,454)	—	—	—	—	(4,454)
Other	—	—	(731)	—	—	(731)
Intercompany activity	2,880	31,190	(34,070)	—	—	—

Net cash used in financing activities	—	—	(43,362)	—	—	(43,362)

Net decrease in cash and cash equivalents	—	—	(704)	(43)	—	(747)
Cash and cash equivalents, beginning of year	—	—	2,580	124	—	2,704

Cash and cash equivalents, end of year	$—	$—	$1,876	$81	$—	$1,957

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$50,076	$53,382	$52,692	$729	$(106,803)	$50,076
Adjustments for non-cash charges	(46,838)	(79,562)	15,204	(557)	106,803	(4,950)
Net changes in assets and liabilities	(2,908)	1,305	(26,519)	(2)	—	(28,124)
Intercompany activity	(330)	24,875	(23,986)	(559)	—	—

Net cash provided by (used in) operating activities	—	—	17,391	(389)	—	17,002

Cash flows from investing activities:
Capital expenditures	—	—	(32,317)	—	—	(32,317)
Greensville purchase price adjustment	—	—	(566)	—	—	(566)
Acquisition of Trojan	—	—	(8,657)	—	—	(8,657)
Acquisition of Bice	—	—	(52,176)	—	—	(52,176)
Acquisition of Dunn’s	—	—	(34,321)	—	—	(34,321)
Acquisition of independent affiliate’s assets	—	—	(17,143)	—	—	(17,143)
Proceeds from sales of property and equipment	—	—	13,497	—	—	13,497

Net cash used in investing activities	—	—	(131,683)	—	—	(131,683)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(8,540)	—	—	(8,540)
Proceeds from revolver	—	236,800	—	—	—	236,800
Payments on revolver	—	(141,100)	—	—	—	(141,100)
Deferred financing costs	—	(989)	—	—	—	(989)
Proceeds from equity offering, net of transaction costs	30,493	—	—	—	—	30,493
Proceeds from exercise of stock options	360	—	—	—	—	360
Purchases of treasury stock	(3,658)	—	—	—	—	(3,658)
Other	—	—	(34)	—	—	(34)
Intercompany activity	(27,195)	(94,711)	121,906	—	—	—

Net cash provided by financing activities	—	—	113,332	—	—	113,332

Net decrease in cash and cash equivalents	—	—	(960)	(389)	—	(1,349)
Cash and cash equivalents, beginning of year	—	—	3,540	513	—	4,053

Cash and cash equivalents, end of year	$—	$—	$2,580	$124	$—	$2,704

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(in thousands)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$23,431	$23,542	$25,963	$882	$(50,387)	$23,431
Adjustments for non-cash charges	(20,668)	(49,029)	40,760	(415)	50,387	21,035
Net changes in assets and liabilities	(158)	(1,238)	(8,666)	995	—	(9,067)
Intercompany activity	(2,605)	26,725	(22,592)	(1,528)	—	—

Net cash provided by (used in) operating activities	—	—	35,465	(66)	—	35,399

Cash flows from investing activities:
Capital expenditures	—	—	(38,340)	—	—	(38,340)
Acquisition of Greensville	—	—	(8,594)	—	—	(8,594)
Proceeds from sales of property and equipment	—	—	16,476	—	—	16,476

Net cash used in investing activities	—	—	(30,458)	—	—	(30,458)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	(33,378)	(9,229)	—	—	(42,607)
Proceeds from revolver	—	175,457	—	—	—	175,457
Payments on revolver	—	(148,457)	—	—	—	(148,457)
Deferred financing costs	—	(4,965)	—	—	—	(4,965)
Redemption of noncontrolling interest	—	—	(1,833)	—	—	(1,833)
Proceeds from equity offering, net of transaction costs	17,580	—	—	—	—	17,580
Proceeds from exercise of stock options	1,768	—	—	—	—	1,768
Other	—	—	415	—	—	415
Intercompany activity	(19,348)	11,343	8,005	—	—	—

Net cash used in financing activities	—	—	(2,642)	—	—	(2,642)

Effect of exchange rate changes on cash	—	—	1	—	—	1

Net increase (decrease) in cash and cash equivalents	—	—	2,366	(66)	—	2,300
Cash and cash equivalents, beginning of year	—	—	1,174	579	—	1,753

Cash and cash equivalents, end of year	$—	$—	$3,540	$513	$—	$4,053

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated May 7, 2012 by and among Quality Carriers, Inc., Wylie Bice Trucking, LLC and Wylie C. Bice. Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K, filed June 6, 2012.

2.2	Asset Purchase Agreement, dated May 7, 2012 by and among QC Environmental Services, Inc., RM Resources, LLC, Wylie C. Bice, Monte Gawryluk and Dean A. Rodne. Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K, filed June 15, 2012.

3.1

Amended and Restated Articles of Incorporation of Quality Distribution, Inc., dated November 4, 2003. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Amendment No. 3 to Registration Statement on

Form S-1 filed on November 5, 2003 (Registration No. 333-108344).

3.2	Articles of Amendment, dated June 28, 2005 to Amended and Restated Articles of Incorporation of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 28, 2005.

3.3	Articles of Amendment to Articles of Incorporation of Quality Distribution, Inc., filed May 28, 2010. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on May 28, 2010.

3.4	Amended and Restated Bylaws of Quality Distribution. Inc., as amended December 19, 2012. Incorporated herein by reference to Exhibit 3.4 to Quality Distribution Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

4.1	Warrant Agreement, dated as October 15, 2009, between Quality Distribution, Inc. and The Bank of New York Mellon Trust Company, N.A., as warrant agent. Incorporated herein by reference to Exhibit 4.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 16, 2009.

4.2	Indenture with respect to the 9.875% Second-Priority Senior Secured Notes due 2018, dated as of November 3, 2010, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 3, 2010.

4.3	First Supplemental Indenture to Indenture with respect to the 9.875% Second-Priority Senior Secured Notes due 2018, dated as of August 19, 2011, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated herein by reference to Exhibit 4.24 to Quality Distribution Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

4.4	Second Supplemental Indenture to Indenture with respect to the 9.875% Second-Priority Senior Secured Notes due 2018, dated as of August 1, 2012, among Quality Distribution, LLC, QD Capital Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent. Incorporated herein by reference to Exhibit 4.1 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

4.5	Form of Initial Note for the 9.875% Second-Priority Senior Secured Notes due 2018 (included as Exhibit B to Exhibit 4.25).

4.6	Collateral Agreement dated and effective as of November 3, 2010, among Quality Distribution Inc., Quality Distribution, LLC, QD Capital Corporation, each subsidiary of QD LLC identified on Schedule I thereto and The Bank of New York Mellon Trust Company, N.A. as collateral agent. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 3, 2010.

10.1†	Employment Agreement dated November 3, 2004 between Quality Distribution, Inc. and Gary Enzor. Incorporated herein by reference to Exhibit 99.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on November 9, 2004.

10.2†	Quality Distribution, Inc. 2003 Restricted Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on May 28, 2010.

Exhibit No.	Description

10.3†	Quality Distribution, Inc. 2003 Restricted Stock Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on May 16, 2005.

10.4†	Form of Non Qualified Stock Option Agreement. Incorporated herein by reference to Exhibit 10.5 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 7, 2005.

10.5†	Form of Restricted Stock Award Agreement. Incorporated herein by reference to Exhibit 10.6 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on June 7, 2005.

10.6†	Modification to Terms of Employment for Gary R. Enzor dated June 14, 2007 between Quality Distribution, Inc. and Gary R. Enzor. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.7†	Employment Agreement, dated July 28, 2008, between Quality Distribution, Inc. and Stephen R. Attwood. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2008.

10.8†	Employment Agreement dated March 12, 2010 between Quality Distribution, Inc. and Randall Strutz. Incorporated herein by reference to Exhibit 10.23 to Quality Distribution, LLC’s Registration Statement on Amendment No. 3 to Form S-4 dated April 7, 2010 (Registration No. 333-163868).

10.9†	Employment Agreement, dated July 16, 2010 between Quality Distribution, Inc. and Joseph J. Troy. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on July 22, 2010.

10.10	Credit Agreement, dated as of August 19, 2011, among Quality Distribution, Inc., Quality Distribution, LLC, the other loan parties party thereto, Bank of America, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and the lenders party thereto. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 22, 2011.

10.11	Guarantee and Collateral Agreement, dated as of August 19, 2011, among Quality Distribution, Inc., Quality Distribution, LLC, the Company’s subsidiaries party thereto, and Bank of America, N.A., as administrative agent and collateral agent. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on August 22, 2011.

10.12	Quality Distribution, Inc. 2012 Equity Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.13	Form of Quality Distribution, Inc. 2012 Equity Incentive Plan Nonqualified Stock Option Award Agreement. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.14	Form of Quality Distribution, Inc. 2012 Equity Incentive Plan Restricted Stock Award Agreement. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.15	Form of Quality Distribution, Inc. 2012 Equity Incentive Plan Restricted Stock Unit Award Agreement. Incorporated herein by reference to Exhibit 10.4 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed May 31, 2012.

10.16	Employment Agreement, effective July 9, 2012, between Quality Distribution, Inc. and John T. Wilson. Incorporated herein by reference to Exhibit 10.6 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.17	Amendment to Credit Agreement, dated as of September 27, 2012 by and among Quality Distribution, Inc., Quality Distribution, LLC, the other loan parties party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed on October 1, 2012.

10.18†	Modification to Terms of Employment for Gary R. Enzor dated December 30, 2012 between Quality Distribution, Inc. and Gary R. Enzor. Incorporated herein by reference to Exhibit 10.25 to Quality Distribution Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

Exhibit No.	Description

10.19†	Modification to Terms of Employment for Joseph J. Troy dated December 30, 2012 between Quality Distribution, Inc. and Joseph J. Troy. Incorporated herein by reference to Exhibit 10.26 to Quality Distribution Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.20†	Modification to Terms of Employment for Stephen R. Attwood dated December 30, 2012 between Quality Distribution, Inc. and Stephen R. Attwood. Incorporated herein by reference to Exhibit 10.27 to Quality Distribution Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.21†	Modification to Terms of Employment for Randall T. Strutz dated December 30, 2012 between Quality Distribution, Inc. and Randall T. Strutz. Incorporated herein by reference to Exhibit 10.28 to Quality Distribution Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.22†	Modification to Terms of Employment for John T. Wilson dated December 30, 2012 between Quality Distribution, Inc. and John T. Wilson. Incorporated herein by reference to Exhibit 10.29 to Quality Distribution Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.23†	Agreement of Separation and General Release, effective April 4, 2013, between Quality Distribution, Inc. and Stephen R. Atwood. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

10.24†	Second Amendment to Credit Agreement, dated as of June 14, 2013 by and among Quality Distribution, Inc., Quality Distribution, LLC, the other loan parties party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto. Incorporated herein by reference to Exhibit 10.1 to Quality Distributions, Inc.’s Current Report on Form 8-K filed June 18, 2013.

21*	Subsidiaries of the Registrant.

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a) – 14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a) – 14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

*	Document is filed with this Form 10-K
†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.