Form 10-Q
period 2014-03-31
QUALITY DISTRIBUTION INC
filed 2014-05-09
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 5, 2014, the registrant had 27,400,558 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Consolidated Statements of Operations

Unaudited (In 000’s, Except Per Share Amounts)

	Three months ended March 31,
	2014	2013
OPERATING REVENUES:
Transportation	$170,556	$163,994
Service revenue	32,187	33,454
Fuel surcharge	31,744	31,974

Total operating revenues	234,487	229,422

OPERATING EXPENSES:
Purchased transportation	157,619	142,872
Compensation	21,255	26,470
Fuel, supplies and maintenance	23,130	27,129
Depreciation and amortization	5,495	6,693
Selling and administrative	7,258	7,479
Insurance costs	6,271	4,497
Taxes and licenses	936	832
Communication and utilities	932	1,095
Gain on disposal of property and equipment	(511)	(3,089)

Total operating expenses	222,385	213,978

Operating income	12,102	15,444
Interest expense	7,364	7,723
Interest income	(124)	(211)
Other expense (income)	157	(6,972)

Income before income taxes	4,705	14,904
Provision for income taxes	1,632	5,760

Net income	$3,073	$9,144

PER SHARE DATA:
Net income per common share
Basic	$0.11	$0.34

Diluted	$0.11	$0.34

Weighted-average number of shares
Basic	27,090	26,625

Diluted	27,970	27,134

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited (In 000’s)

	Three months ended March 31,
	2014	2013
Net income	$3,073	$9,144

Other comprehensive income:
Amortization of prior service costs and losses	316	386
Foreign currency translation adjustment	57	35

Total other comprehensive income	373	421

Comprehensive income	$3,446	$9,565

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited (In 000’s)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,864	$1,957
Accounts receivable, net	138,453	120,932
Prepaid expenses	15,424	13,401
Deferred tax asset, net	22,220	20,709
Other current assets	10,554	9,919

Total current assets	188,515	166,918
Property and equipment, net	165,964	170,114
Assets held-for-sale	3,379	1,129
Goodwill	32,955	32,955
Intangibles, net	15,792	16,149
Non-current deferred tax asset, net	28,255	31,401
Other assets	8,290	8,583

Total assets	$443,150	$427,249

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$2,069	$8,692
Current maturities of capital lease obligations	678	1,888
Accounts payable	12,143	10,248
Independent affiliates and independent owner-operators payable	20,850	14,398
Accrued expenses	33,831	30,580
Environmental liabilities	3,449	3,818
Accrued loss and damage claims	9,541	8,532

Total current liabilities	82,561	78,156
Long-term indebtedness, less current maturities	379,529	369,730
Capital lease obligations, less current maturities	407	2,995
Environmental liabilities	4,479	4,479
Accrued loss and damage claims	11,263	10,747
Other non-current liabilities	16,158	17,393

Total liabilities	494,397	483,500

Commitments and contingencies—Note 14
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 29,009 issued and 27,401 outstanding at March 31, 2014 and 28,779 issued and 27,203 outstanding at December 31, 2013	443,882	441,877
Treasury stock, 1,608 shares at March 31, 2014 and 1,576 shares at December 31, 2013	(11,004)	(10,557)
Accumulated deficit	(267,432)	(270,505)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(27,104)	(27,477)

Total shareholders’ deficit	(51,247)	(56,251)

Total liabilities and shareholders’ deficit	$443,150	$427,249

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended March 30, 2014 and 2013

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Total Shareholders’ Deficit
Balance, December 31, 2012	28,102	(879)	$437,192	$(5,849)	$(228,467)	$(189,589)	$(31,752)	$25	$(18,440)
Net income	—	—	—	—	9,144	—	—	—	9,144
Issuance of restricted stock	242	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	(4)	—	—	—	—	(4)
Amortization of restricted stock	—	—	481	—	—	—	—	—	481
Amortization of stock options	—	—	526	—	—	—	—	—	526
Stock option exercises	67	—	181	—	—	—	—	—	181
Purchases of treasury stock	—	(483)	—	(3,428)	—	—	—	—	(3,428)
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	386	—	386
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	35	—	35

Balance, March 31, 2013	28,411	(1,362)	$438,380	$(9,281)	$(219,323)	$(189,589)	$(31,331)	$25	$(11,119)

Balance, December 31, 2013	28,779	(1,576)	$441,877	$(10,557)	$(270,505)	$(189,589)	$(27,477)	$—	$(56,251)
Net income	—	—	—	—	3,073	—	—	—	3,073
Issuance of restricted stock	19	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(32)	—	(447)	—	—	—	—	(447)
Amortization of restricted stock	—	—	390	—	—	—	—	—	390
Amortization of stock options	—	—	281	—	—	—	—	—	281
Stock option exercises	211	—	1,334	—	—	—	—	—	1,334
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	316	—	316
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	57	—	57

Balance, March 31, 2014	29,009	(1,608)	$443,882	$(11,004)	$(267,432)	$(189,589)	$(27,104)	$—	$(51,247)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited (In 000’s)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,073	$9,144
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Deferred income tax expense	1,635	5,330
Depreciation and amortization	5,495	6,693
Bad debt recoveries	(104)	(106)
Gain on disposal of property and equipment	(511)	(3,089)
Stock-based compensation	671	1,007
Amortization of deferred financing costs	592	558
Amortization of bond discount	49	54
Contingent consideration adjustment	—	(7,050)
Changes in assets and liabilities:
Accounts and other receivables	(16,323)	(10,456)
Prepaid expenses	(2,023)	(1,021)
Other assets	(1,400)	(251)
Accounts payable	(207)	1,143
Independent affiliates and independent owner-operators payable	6,452	2,302
Accrued expenses	3,320	4,783
Environmental liabilities	(369)	(540)
Accrued loss and damage claims	1,527	(182)
Other liabilities	(493)	(116)
Current income taxes	24	416

Net cash and cash equivalents provided by operating activities	1,408	8,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,456)	(7,413)
Trojan purchase price adjustment	—	(857)
Proceeds from sales of property and equipment	2,846	8,789

Net cash and cash equivalents (used in) provided by investing activities	(7,610)	519

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,074)	(1,206)
Principal payments on capital lease obligations	(249)	(648)
Proceeds from revolver	68,800	46,700
Payments on revolver	(64,600)	(54,600)
Payments on acquisition notes	(200)	(421)
Deferred financing costs	(4)	(21)
Change in book overdraft	2,102	2,802
Purchases of treasury stock	—	(3,428)
Proceeds from exercise of stock options	1,334	181

Net cash and cash equivalents provided by (used in) financing activities	6,109	(10,641)

Net decrease in cash and cash equivalents	(93)	(1,503)
Cash and cash equivalents, beginning of period	1,957	2,704

Cash and cash equivalents, end of period	$1,864	$1,201

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the period for:
Interest	$1,592	$1,725

Income Taxes	62	(43)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

In this quarterly report, unless the context otherwise indicates, (i) the terms the “Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) the terms “Quality Distribution, LLC” and “QD LLC” refer to our wholly-owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) the term “QD Capital” refers to our wholly-owned subsidiary, QD Capital Corporation, a Delaware corporation, (iv) the term “QCI” refers to our wholly-owned subsidiary, Quality Carriers, Inc., an Illinois corporation, (v) the term “Boasso” refers to our wholly-owned subsidiary, Boasso America Corporation, a Louisiana corporation, (vi) the term “QCER” refers collectively to our wholly-owned subsidiary, QC Energy Resources, Inc., a Delaware corporation, and its wholly-owned subsidiaries, QC Energy Logistics, LLC, a Delaware limited liability company, QC Energy Resources, LLC, a Delaware limited liability company, QC Energy Resources Northwest, LLC, a Delaware limited liability company, and QC Energy Resources Texas, LLC, a Delaware limited liability company, as well as our wholly-owned subsidiary, QC Environmental Services, Inc., a North Dakota corporation, and (vii) the term “CLC” refers to our wholly-owned subsidiary, Chemical Leaman Corporation, a Pennsylvania corporation.

We operate the largest chemical bulk tank truck network in North America through QCI. We are the largest provider of intermodal ISO tank container and depot services in North America through Boasso. We provide logistics services to the unconventional oil and gas industry through QCER. We conduct a significant portion of our business through a network of independent affiliates and independent owner-operators. Independent affiliates are companies which enter into various term contracts with the Company. Independent affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Most of the independent affiliates lease trailers from us. Independent owner-operators are independent contractors who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with independent owner-operators may be terminated by either party on short notice. We charge independent affiliates and third parties for the use of tractors and trailers as necessary. In exchange for the services rendered, independent affiliates and independent owner-operators are normally paid a percentage of the revenues collected on each load hauled.

Our accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of consolidated financial position, results of operations and cash flows have been included. The year ended December 31, 2013 consolidated balance sheet data was derived from our audited financial statements, but does not include all the disclosures required by GAAP. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2013, including the consolidated financial statements and accompanying notes.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future period.

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

Acquisitions and Dispositions

During 2013 and the first three months of 2014, we did not complete any acquisitions or dispositions of businesses or independent affiliates.

2. Variable Interest Entities

At March 31 2014 and December 31, 2013, we have a variable interest in one variable interest entity (“VIE”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contracts with the VIE, the operating structure of the VIE and our role with the VIE, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of this VIE.

This VIE is an independent affiliate that is directly engaged in the dry bulk and chemical transportation business through the management of trucking terminals in the North East region of the U.S. We are involved with this VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $3.1 million and $3.2 million at March 31, 2014 and December 31, 2013, respectively. These loans are secured by a second-priority lien on certain assets of the VIE.

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

Fair Value Measurements on a Nonrecurring Basis

The fair value of our long-term indebtedness is based on Level 2 quoted market prices. As of March 31, 2014, the carrying value and fair value are as follows (in thousands):

	Carrying Value	Fair Value
9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”)	$202,500	$220,978

The fair value of the revolving credit facility and term loan under our asset-based loan facility (the “ABL Facility”), which is variable rate debt, is estimated using a coupon rate on borrowings with similar maturities, current remaining average life to maturity, borrower credit quality, and current market conditions and approximates fair value. The fair value of the 2018 Notes is estimated using various techniques including recently executed transactions in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads, fundamental data relating to the issuer, and credit default swap spreads adjusted for any basis difference between cash and derivative instruments.

The carrying amounts reported in the accompanying Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments.

We used a third-party appraisal for the fair value of our intangible assets. Refer to Note 4. Goodwill and Intangible Assets.

4. Goodwill and Intangible Assets

Goodwill

We performed our annual impairment test in the second quarter of 2013 for all reporting units. For our chemical logistics reporting unit, we qualitatively assessed whether it was more likely than not that the respective fair value of this reporting unit was less than the carrying amount, including goodwill. We considered various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events and events affecting the reporting unit that could indicate a potential change in the fair value of our reporting unit or the composition of its carrying values. We also considered the specific future outlook for the reporting unit based on our most recent forecasts. We determined that an impairment in our chemical logistics reporting unit was not likely and thus we were not required to perform a quantitative analysis. For the intermodal and energy logistics reporting units, we proceeded directly to the two-step quantitative impairment test. For the intermodal reporting unit, the calculated fair value substantially exceeded its carrying value. For the energy logistics reporting unit, the calculated fair value showed that the reporting unit’s fair value was less than its carrying amount, indicating a potential impairment. Based on the second step of the quantitative impairment test, we concluded that the implied fair value of goodwill for the energy logistics reporting unit was less than its carrying amount, resulting in an impairment of goodwill of approximately $55.2 million recorded in the three months ending June 30, 2013. The remaining goodwill of the energy logistics reporting unit after the second quarter of 2013 impairment was approximately $17.6 million.

In the fourth quarter of fiscal 2013, we identified triggering events in our energy logistics reporting unit, which were the combination of the continued challenging market conditions, the recent financial performance, and decreases in the projected results as compared to prior periods, requiring an interim impairment test of goodwill. The decrease in recent financial performance and projected results was mainly due to poor performance and increased reorganizational costs. For the energy logistics reporting unit, the calculated fair value using the income approach and market approach, showed that the reporting unit’s fair value was less than its carrying amount, indicating a potential impairment. Based on the second step of the impairment test, we concluded that the implied fair value of goodwill for the energy logistics reporting unit was less than its carrying amount, resulting in an impairment of goodwill of approximately $17.6 million in the three months ending December 31, 2013. There is no remaining goodwill for the energy logistics reporting unit after the fourth quarter 2013 impairment charge. We continue to evaluate indicators of impairment quarterly in accordance with FASB guidance. There were no indicators that a triggering event in our intermodal or chemical logistics reporting units had occurred as of the quarter ending March 31, 2014.

Goodwill within the intermodal and chemical logistics segments is as follows (in thousands):

	March 31, 2014	December 31, 2013

Intermodal	$31,410	$31,410
Chemical Logistics	1,545	1,545

Total	$32,955	$32,955

Intangible Assets

In 2013, our intangible assets included non-compete agreements, a service agreement, customer relationships and tradenames. We performed our annual impairment test in the second quarter of fiscal 2013 for the indefinite-lived intangible assets related to tradenames in the intermodal reporting unit and the energy logistics reporting unit. For the intermodal tradename of approximately $7.4 million as of June 30, 2013, the calculated fair value using the relief-from-royalty method of the income approach substantially exceeded its carrying value. During the second quarter of 2013, we recorded an impairment charge of approximately $0.5 million related to the definite-lived tradenames for the energy logistics reporting unit. This valuation was based on the discontinued use of the tradenames and lack of marketability, and resulted in a fully impaired tradename in the second quarter of 2013.

Similar to goodwill, in the fourth quarter of fiscal 2013, we identified the combination of the continued challenging market conditions, the recent financial performance, and decreases in the projected results as compared to prior periods as triggering events requiring an impairment test of the customer relationships and the service agreement related to our energy logistics reporting unit. For the energy logistics reporting unit, the calculated fair value using the income approach showed that the fair value of the customer relationships was substantially less than their carrying amount, indicating an impairment of approximately $17.1 million. The customer relationships and service agreement were fully impaired as a result of the fourth quarter of 2013 impairment test. We continue to evaluate indicators of impairment quarterly in accordance with FASB guidance. There were no indicators that a triggering event in any of our intermodal or energy logistics reporting units had occurred as of the quarter ended March 31, 2014.

Intangible assets at March 31, 2014 are as follows (in thousands):

	Gross Book Value	Accumulated Amortization	Net Book Value	Average Lives (in years)
Tradename—Intermodal	$7,400	$—	$7,400	Indefinite
Customer relationships—Intermodal	14,260	(6,673)	7,587	10-12
Non-compete agreements—Intermodal and Energy Logistics	1,620	(815)	805	3-6

	$23,280	$(7,488)	$15,792

Of the net book value of intangibles of approximately $15.8 million at March 31, 2014, $15.1 million was allocated to our intermodal segment and approximately $0.7 million was allocated to our energy logistics segment.

Intangible assets at December 31, 2013 are as follows (in thousands):

	Gross Book Value January 1, 2013	2013 Additions(1)	Impairment	Accumulated Amortization	Net Book Value December 31, 2013	Average Lives (in years)
Tradename—Intermodal	$7,400	$—	$—	$—	$7,400	Indefinite
Tradename—Energy Logistics	1,100	—	(521)	(579)	—	—
Customer relationships (1)	33,410	1,000	(17,065)	(9,462)	7,883	10-12
Non-compete agreements	4,311	—	—	(3,445)	866	3-6
Service agreement	1,120	—	(942)	(178)	—	—

	$47,341	$1,000	$(18,528)	$(13,664)	$16,149

(1)	Additions related to the on-boarding of a new independent affiliate.

Of the net book value of intangibles of approximately $16.1 million at December 31, 2013, $15.3 million was allocated to our intermodal segment and $0.8 million was allocated to our energy logistics segment.

Amortization expense for the three months ended March 31, 2014 and 2013 was $0.4 million and $1.1 million, respectively. Estimated amortization expense for intangible assets is as follows (in thousands):

2014 remaining	$1,063
2015	1,418
2016	1,413
2017	1,338
2018	1,218
2019 and thereafter	1,942

Total	$8,392

5. Long-term Indebtedness

Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility (“Term Loan”) which was fully funded on July 15, 2013. Borrowings under the Term Loan bear interest at a margin equal to 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% after 18 months if a senior secured leverage ratio is met. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates. Beginning no earlier than the 12-month anniversary of the Term Loan and no later than the 24-month anniversary of the Term Loan, we will be subject to mandatory repayment of the principal amount of the Term Loan in equal quarterly payments for the remainder of the maturity period. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. We may voluntarily repay the outstanding amount under the Term Loan at any time without premium or penalty, other than customary “breakage” costs with respect to the LIBOR loans. As of March 31, 2014 and December 31, 2013, the balance of the Term Loan was $17.5 million. The interest rate on borrowings under the Term Loan at March 31, 2014 and December 31, 2013 was 3.7%.

We recorded $0.6 million in debt issuance costs relating to the Term Loan and are amortizing these costs over the term of the Term Loan.

July 2013 Notes Redemption

On July 15, 2013, we redeemed a portion of our 9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”) in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium of $0.7 million. The redemption was funded with proceeds from the Term Loan together with borrowings under our ABL Facility. As of March 31, 2014, the balance of the 2018 Notes was $202.5 million. In the third quarter of 2013, $0.5 million of unamortized debt issuance costs related to this redemption were written off.

6. Income Per Share

A reconciliation of the numerators and denominators of the basic and diluted income per share computations follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2014			March 31, 2013
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:	$3,073	27,090	$0.11	$9,144	26,625	$0.34

Effect of dilutive securities:
Stock options	—	580	—	—	409	—
Unvested restricted stock	—	122	—	—	91	—
Unvested restricted stock units	—	178	—	—	—	—
Stock warrants	—	—	—	—	9	—

Diluted income available to common shareholders:	$3,073	27,970	$0.11	$9,144	27,134	$0.34

The following securities were not included in the calculation of diluted income per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2014	2013
Stock options	1,267	2,106
Unvested restricted stock	101	394
Unvested restricted stock units	388	—

7. Stock-Based Compensation

On March 7, 2014, the Compensation Committee of the Board of Directors granted executives and certain employees 566,168 restricted stock units (“RSUs”) under our 2012 Equity Incentive Plan. Of these 566,168 RSUs, 375,584 RSUs are performance based and 190,584 are time-based RSUs. The performance RSUs are based on the achievement of multi-year financial objectives established by the Compensation Committee for a performance period from January 1, 2014 through December 31, 2016. The number of shares that may be earned from the performance RSUs is based upon a target number of shares, subject to minimum and maximum numbers of shares and certain performance criteria, with shares earned for performance between the minimum performance level and the maximum performance level calculated based on a linear interpolation. The time-based RSUs vest ratably on each anniversary of the grant date over a three-year period ending March 7, 2017.

Restricted stock and RSUs are measured at fair value at the time of issuance. Expense for restricted stock and time-based RSUs is recognized based on fair value on a straight-line basis over the vesting period. Expense for performance RSUs is recognized on a straight-line basis over the vesting period in an amount based upon our estimation of the probability that such fair value will be realized when performance criteria are satisfied.

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

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of March 31, 2014 (in thousands):

		Remaining years
Restricted stock units	$6,577	2.8
Stock options	1,696	2.2
Restricted stock	1,574	2.3

	$9,847

These amounts do not include the cost of any additional awards, options or RSUs that may be granted in future periods or any changes in our forfeiture rate.

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

We use a December 31st measurement date for both of our plans.

The components of net periodic pension cost are estimated as follows (in thousands):

	Three months ended March 31,
	2014	2013
Service cost	$42	$41
Interest cost	503	463
Amortization of prior service cost	24	24
Amortization of loss	292	362
Expected return on plan assets	(642)	(583)

Net periodic pension cost	$219	$307

We contributed $0.6 million to our pension plans during the three months ended March 31, 2014. We expect to contribute an additional $2.9 million during the remainder of 2014.

Multi-employer pension plans

At March 31, 2014, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 2.8% of our total workforce, including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

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

9. Accumulated Other Comprehensive Loss

The components and changes to accumulated other comprehensive loss as of March 31 are as follows (in thousands):

	2014	2013
Foreign currency translation:
Beginning balance	$(1,061)	$(1,180)
Net gain on foreign currency translation	57	35

Ending balance	$(1,004)	$(1,145)

Pension benefits:
Beginning balance	$(26,416)	$(30,572)
Amortization of prior service cost (1)	24	24
Amortization of gain (1)	292	362
Ending balance	$(26,100)	$(30,186)

Total Accumulated Other Comprehensive Loss ending balance	$(27,104)	$(31,331)

(1)	Prior service cost and actuarial gain are included as part of the Company’s net periodic benefit cost. Refer to Note 8.

Reclasses out of Accumulated Other Comprehensive Loss were nominal.

10. Restructuring

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010. The restructuring plan consisted of various actions including termination of approximately 380 non-driver positions and the consolidation, closure or affiliation of underperforming company-operated terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters, and resulted in charges during 2008, 2009 and 2010, primarily related to our chemical logistics segment. As of March 31, 2014, we have approximately $1.5 million of restructuring charges included in accrued expenses on the Consolidated Balance Sheet which are expected to be paid through 2017.

In the three months ended March 31, 2014, we had the following activity in our restructuring accrual (in thousands):

	Balance at December 31, 2013	Payments	Balance at March 31, 2014
Restructuring costs	$1,582	$(135)	$1,447

11. Segment Reporting

Reportable Segments

The Company has three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered. Historically, the Company included certain shared services and corporate expenses within its Chemical Logistics segment. As of March 31, 2014, the Company has allocated these items to “Shared Services”. The allocation represents a change in our segment measure as opposed to a change in operating or reportable segments. Shared Services consists of corporate and shared services overhead costs, including information technology, driver recruiting, accounting, stock-based compensation, pension, environmental and other corporate headquarters costs. Segment results for the 2013 quarterly periods were reclassified to conform to the current year presentation. Our segments are delineated as follows:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network that includes company-operated terminals and terminals operated by 27 independent affiliates, and equipment rental income;

•	Energy Logistics, which consists primarily of the transportation of fresh water, disposal water and crude oil for the unconventional oil and gas (“UCO&G”) market, through our network of company-operated terminals and terminals operated by 3 independent affiliates, and equipment rental income;

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business primarily supporting the international movement of bulk liquids; and

Segment operating income reported in our segment tables excludes amounts such as depreciation and amortization, gains and losses on disposal of property and equipment, restructuring costs and impairment charges. Although these amounts are excluded from the reportable business segment operating income results, they are included in our reported Consolidated Statements of Operations. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment data and a reconciliation to income before income taxes follow (in thousands):

	Three Months Ended March 31, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$114,623	$36,979	$18,954	$—	$170,556
Service revenue	17,143	1,946	12,974	124	32,187
Fuel surcharge	27,052	—	4,692	—	31,744

Total operating revenues	158,818	38,925	36,620	124	234,487

Segment operating income (loss)	18,629	2,736	6,072	(10,351)	17,086
Depreciation and amortization	2,447	2,133	818	97	5,495
Other (income) expense	(948)	437	—	—	(511)

Operating income (loss)	17,130	166	5,254	(10,448)	12,102

Interest expense	1,688	4,150	1,513	13	7,364
Interest income	(118)	(6)	—	—	(124)
Other expense, net	157	—	—	—	157

Income (loss) before income taxes	$15,403	$(3,978)	$3,741	$(10,461)	$4,705

	Three Months Ended March 31, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$109,068	$36,930	$17,996	$—	$163,994
Service revenue	16,374	3,921	13,140	19	33,454
Fuel surcharge	27,262	233	4,479	—	31,974

Total operating revenues	152,704	41,084	35,615	19	229,422

Segment operating income (loss)	20,411	2,714	6,668	(10,745)	19,048
Depreciation and amortization	2,762	3,001	808	122	6,693
Other (income) expense	(883)	220	—	(2,426)	(3,089)

Operating income (loss)	18,532	(507)	5,860	(8,441)	15,444

Interest expense	2,280	3,912	1,507	24	7,723
Interest income	(211)	—	—	—	(211)
Other income, net	(172)	(6,800)	—	—	(6,972)

Income (loss) before income taxes	$16,635	$2,381	$4,353	$(8,465)	$14,904

12. Income Taxes

At December 31, 2013, we had approximately $2.5 million of total gross unrecognized tax benefits. Of this total, $1.3 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Included in the balance of total gross unrecognized tax benefits at December 31, 2013 was $0.1 million related to tax positions for which it was reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of the applicable statute of limitations.

For the three months ended March 31, 2014, the net change to our total gross unrecognized tax benefit was a decrease of less than $0.1 million. Our total gross unrecognized tax benefit at March 31, 2014 was $2.4 million. This represents the total of our unrecognized tax benefits (not including interest and penalties).

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.5 million (net of federal tax benefit) accrued for interest and $0.2 million accrued for penalties at December 31, 2013. The total amount accrued for interest and penalties at March 31, 2014 was $0.7 million.

We are subject to income tax in the U.S., Canada, and Mexico, as well as in multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for the years before 2007, to international examinations for years before 2008 and, with few exceptions, to state examinations before 2008.

The effective tax rates for the three months ended March 31, 2014 and 2013 were 34.7% and 38.6%, respectively. The effective tax rate for the three months ended March 31, 2014 differed from our statutory rate primarily due to the impact of a favorable state tax adjustment. The effective tax rate for the three months ended March 31, 2013 differed from our statutory rate primarily due to the impact of a favorable audit settlement.

13. Share Repurchase Program

On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). The Repurchase Program does not have an expiration date. Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program and it can be discontinued at any time that we feel additional purchases are not warranted. As of March 31, 2014, we have repurchased approximately 1.2 million shares valued at $8.1 million under the Repurchase Program, with the authority to repurchase an additional $6.9 million of shares.

14. Commitments and Contingencies

Environmental Matters

It is our policy to comply with all applicable environmental, safety, and health laws. We also are committed to the principles of Responsible Care®, an international chemical industry initiative to enhance the industry’s responsible management of chemicals. We have obtained independent certification that our chemical logistics’ management system is in place and functions according to professional standards, and we continue to evaluate and continuously improve our Responsible Care® Management System performance. Our current activities involve the handling, transportation and storage of bulk chemicals, both liquid and dry, wastewater from oil and gas wells and crude oil, which in many cases are classified as hazardous materials or hazardous substances. The energy logistics business operates disposal wells for non-conventional oil drilling wastewater. In addition, our former tank wash business (which was sold in 2009) and the remaining limited tank wash activities we continue to conduct, involve the generation, storage, discharge and disposal of wastes that may contain hazardous substances. As such, we and others who operate in our industry are subject to environmental, health and safety laws and regulation by U.S. federal, state and local agencies as well as foreign governmental authorities. Environmental laws and regulations are complex, and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws change frequently and generally require us to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. Under certain of these laws, we could also be subject to allegations of liability for the activities of our independent affiliates or independent owner-operators.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account the reserves described below, should not be material to our business or financial condition. As of March 31, 2014 and December 31, 2013, we had reserves in the amount of approximately $7.9 million and $8.3 million, respectively, for all environmental matters, of which the most significant are presented and discussed below.

	Number of Sites		Reserves (in millions)
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Multi-party sites	17	17	$1.4	$2.1
Sole party major sites:
Bridgeport, New Jersey	1	1	3.9	3.6
William Dick, Pennsylvania	1	1	0.7	0.7
Other Properties	7	7	1.9	1.9

Total	26	26	$7.9	$8.3

The following descriptions of environmental matters include estimates for future expenditures that we believe are probable and are reasonably estimable. The estimate of the range of reasonably possible costs is less certain than the estimates upon which the reserves are based, and the estimated high ends of the ranges do not represent our maximum theoretical liability.

Changes to the environmental reserves are reflected in our Consolidated Statements of Operations within the “Selling and administrative” category.

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 26 sites at March 31, 2014.

Multi-Party Sites

At 17 of the 26 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 1 of the 17 sites, we are participating in the initial study to determine site remediation objectives. Since our overall liability cannot be estimated at this time, we have set reserves for only the initial remedial investigation phase. At 2 of the 17 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment, we have not established a reserve for these matters. At 4 of the 17 sites, we have received notices about our potential liability; however, we do not have enough information upon which to estimate our potential liability at this time, and as a result we have not established a reserve for these matters. At 10 of the 17 sites, 2 are in settlement discussion phases, 4 are in long-term operation and maintenance, and 4 are in various stages of remedial investigation or remedial investigation action work. We have estimated all future expenditures for these 17 multi-party environmental matters to be in the range of $1.4 million to $3.8 million. As of March 31, 2014, we have reserved $1.4 million.

Sole Party Major Sites

At 9 of the 26 sites, we are alleged to be the only responsible party and are in the process of conducting investigations and/or remediation projects. Six of these projects relate to operations conducted by CLC and its subsidiaries prior to our acquisition of CLC in 1998. These six sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; (5) Charleston, West Virginia; and (6) East Rutherford, New Jersey. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these 6 CLC sites is discussed in more detail below. We have estimated future expenditures for these 9 properties to be in the range of $6.5 million to $16.7 million. As of March 31, 2014, we have reserved $6.5 million.

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

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began long-term operations in July 2011 and is in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Based on the second annual groundwater report, contamination does not appear to be completely delineated and a limited number of additional monitoring wells are expected to be installed. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA and is on-going. USEPA has requested additional monitoring through 2017. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered into a consent order with USEPA in 2010 to perform the remediation work, which will consist of in-place thermal treatment. In late 2012, USEPA concluded that our additional required site investigation work for delineation purposes was complete. We have finished the preliminary engineering design phase for the thermal treatment of contaminated soils, submitted responses to EPA comments on the 95% design report, which included limited groundwater extraction with treatment through the existing plant, and submitted the draft of the 100% design report to USEPA for their review. Comments from USEPA on the 100% design report have been received and a response is being prepared. We have estimated aggregate expenditures for the Bridgeport location to be in the range of $3.9 million to $8.5 million. As of March 31, 2014, we have reserved $3.9 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in 1995 to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a groundwater treatment facility with local discharge in 2007 and the treatment facility began operations in 2010. Although initial soil treatment was completed in 2007, test results indicated that soil clean-up objectives were not fully achieved in both shallow and deep soil subzones. Soil piles generated from previous isolated discrete removal actions were subsequently treated on-site. During 2013, we received notification from USEPA that this work is now complete. The treated soil was used as backfill at the site. The fieldwork for further limited soil remediation consisting of targeted in-situ chemical treatment of the deep soil subzones at the site has been concluded, and no further remediation work in the deep soil subzones is expected. Negotiations with USEPA continue over remediation objectives for the final shallow soil subzone work. Limited soil sampling will be implemented before a final remedial work plan is approved for the shallow soil subzone. We have estimated aggregate expenditures for the William Dick location to be in the range of $0.7 million to $3.4 million. As of March 31, 2014, we have reserved $0.7 million.

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

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at this truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. In 2012, we entered into the state’s voluntary clean-up program which requires us to perform additional sampling to close the site. The sampling work phase that was negotiated with the State of West Virginia has been completed at the site, and a report was submitted to the West Virginia Department of Environmental Protection (“WVDEP”) in which we requested confirmation from the WVDEP that no additional sampling work will be necessary. Comments have been received and a response is being prepared.

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

ISRA New Jersey Facilities: We are obliged to conduct investigations and remediation at three current or former New Jersey tank wash and terminal sites pursuant to the state’s ISRA program, which requires such remediation following the sale of facilities after 1983. Two of the sites are in the process of remedial investigation with projections set in contemplation of limited soil remediation expense for contaminated areas.

One site has completed the investigation phase and a final report was submitted to NJDEP. In accordance with the report findings and with the concurrence of the NJDEP, remedial efforts included limited soil excavation at the site, deed recordation, placement of clean fill and the designation of a classification exception area for the groundwater. No further field remediation work is expected, and this site has entered a long-term monitoring phase.

We have estimated aggregate future expenditures for Tonawanda, Scary Creek, Charleston, East Rutherford and ISRA New Jersey to be in the range of $1.9 million to $4.8 million. As of March 31, 2014, we have reserved $1.9 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

15. Guarantees

In conjunction with certain third-party financing vendors, we have established a lease purchase program to enable certain independent owner-operators and independent affiliates to lease tractors from those third-party vendors. As part of this program, we have agreed with those third-party vendors to guarantee certain lease payment obligations of participating independent owner-operators and independent affiliates in certain circumstances. The guarantees expire at various dates beginning in 2015 through 2020 and are for an average outstanding loan amount per tractor of approximately $0.1 million.

Our estimated aggregate maximum exposure under these lease guarantees was approximately $25.2 million as of March 31, 2014, which represents the total amount of the remaining lease payments on all outstanding guaranteed leases as of that date. However, upon a default, we are likely to take actions to reduce or recoup our expenditures, including purchasing the tractor and reselling it to recover all or a portion of the amounts paid, or facilitating an arrangement between the third-party vendor and another independent owner-operator to assume the lease. In addition, up to 50% of any realized losses related to independent owner-operators managed by independent affiliates could be recouped from those independent affiliates. Therefore, we believe our potential exposure is substantially less than $25.2 million. We did not incur any material levels of default under these leases during the three months ended March 31, 2014.

16. Guarantor Subsidiaries

At and during the three months ended March 31, 2014, there were outstanding 2018 Notes that were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

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

The following condensed consolidating financial information for QDI, QD LLC and QD Capital, which has no material assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at March 31, 2014 and December 31, 2013 and condensed consolidating statements of operations for the three-month periods ended March 31, 2014 and 2013, respectively, and the condensed consolidating statements of cash flows for each of the three-month periods ended March 31, 2014 and 2013.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2014

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$170,556	$—	$—	$170,556
Service revenue	—	—	32,172	15	—	32,187
Fuel surcharge	—	—	31,744	—	—	31,744

Total operating revenues	—	—	234,472	15	—	234,487
Operating expenses:
Purchased transportation	—	—	157,615	4	—	157,619
Compensation	—	—	21,255	—	—	21,255
Fuel, supplies and maintenance	—	—	23,128	2	—	23,130
Depreciation and amortization	—	—	5,495	—	—	5,495
Selling and administrative	—	2	7,250	6	—	7,258
Insurance costs	—	—	6,263	8	—	6,271
Taxes and licenses	—	—	936	—	—	936
Communication and utilities	—	—	932	—	—	932
Gain on disposal of property and equipment	—	—	(511)	—	—	(511)

Operating (loss) income	—	(2)	12,109	(5)	—	12,102
Interest expense, non-related party, net	—	6,893	347	—	—	7,240
Interest (income) expense, related party, net	—	(6,893)	6,972	(79)	—	—
Other expense, net	2	—	95	60	—	157

(Loss) income before income taxes	(2)	(2)	4,695	14	—	4,705
(Benefit from) provision for income taxes	(118)	—	1,825	(75)	—	1,632
Equity in earnings of subsidiaries	2,957	2,959	—	—	(5,916)	—

Net income	$3,073	$2,957	$2,870	$89	$(5,916)	$3,073

Total other comprehensive income, net of tax	373	373	316	57	(746)	373

Comprehensive income	$3,446	$3,330	$3,186	$146	$(6,662)	$3,446

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2013

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$163,994	$—	$—	$163,994
Service revenue	—	—	33,361	93	—	33,454
Fuel surcharge	—	—	31,974	—	—	31,974

Total operating revenues	—	—	229,329	93	—	229,422
Operating expenses:
Purchased transportation	—	—	142,872	—	—	142,872
Compensation	—	—	26,470	—	—	26,470
Fuel, supplies and maintenance	—	—	27,122	7	—	27,129
Depreciation and amortization	—	—	6,693	—	—	6,693
Selling and administrative	—	51	7,410	18	—	7,479
Insurance costs	—	—	4,489	8	—	4,497
Taxes and licenses	—	—	832	—	—	832
Communication and utilities	—	—	1,095	—	—	1,095
Gain on disposal of property and equipment	—	—	(3,089)	—	—	(3,089)

Operating (loss) income	—	(51)	15,435	60	—	15,444
Interest expense, non-related party, net	—	7,404	108	—	—	7,512
Interest (income) expense, related party, net	—	(7,404)	7,506	(102)	—	—
Other (income) expense, net	—	—	(7,018)	46	—	(6,972)

(Loss) income before income taxes	—	(51)	14,839	116	—	14,904
(Benefit from) provision for income taxes	(14)	—	5,748	26	—	5,760
Equity in earnings of subsidiaries	9,130	9,181	—	—	(18,311)	—

Net income	$9,144	$9,130	$9,091	$90	$(18,311)	$9,144

Total other comprehensive income, net of tax	421	421	386	35	(842)	421

Comprehensive income	$9,565	$9,551	$9,477	$125	$(19,153)	$9,565

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

March 31, 2014

Unaudited—(In 000’s)

(Continued)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,764	$100	$—	$1,864
Accounts receivable, net	—	—	138,451	2	—	138,453
Prepaid expenses	—	33	15,377	14	—	15,424
Deferred tax asset, net	—	—	22,220	—	—	22,220
Intercompany	—	—	421,020	94	(421,114)	—
Other	(18)	—	10,614	(42)	—	10,554

Total current assets	(18)	33	609,446	168	(421,114)	188,515
Property and equipment, net	—	—	165,964	—	—	165,964
Assets held-for-sale	—	—	3,379	—	—	3,379
Goodwill	—	—	32,955	—	—	32,955
Intangibles, net	—	—	15,792	—	—	15,792
Non-current deferred tax asset, net	(2,121)	—	30,376	—	—	28,255
Investment in subsidiaries	(120,460)	391,576	—	—	(271,116)	—
Intercompany	147,053	208,328	364,058	12,392	(731,831)	—
Other assets	—	7,093	1,197	—	—	8,290

Total assets	$24,454	$607,030	$1,223,167	$12,560	$(1,424,061)	$443,150

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$—	$2,069	$—	$—	$2,069
Current maturities of capital lease obligations	—	—	678	—	—	678
Accounts payable	—	—	12,143	—	—	12,143
Intercompany	75,701	—	345,413	—	(421,114)	—
Independent affiliates and independent owner-operators payable	—	—	20,850	—	—	20,850
Accrued expenses	—	8,904	24,928	(1)	—	33,831
Environmental liabilities	—	—	3,449	—	—	3,449
Accrued loss and damage claims	—	—	9,541	—	—	9,541

Total current liabilities	75,701	8,904	419,071	(1)	(421,114)	82,561
Long-term indebtedness, less current maturities	—	359,293	20,236	—	—	379,529
Capital lease obligations, less current maturities	—	—	407	—	—	407
Environmental liabilities	—	—	4,479	—	—	4,479
Accrued loss and damage claims	—	—	11,263	—	—	11,263
Intercompany	—	359,293	367,773	4,765	(731,831)	—
Other non-current liabilities	—	—	16,158	—	—	16,158

Total liabilities	75,701	727,490	839,387	4,764	(1,152,945)	494,397

Shareholders’ (deficit) equity:
Common stock	443,882	354,963	390,760	3,578	(749,301)	443,882
Treasury stock	(11,004)	—	—	—	—	(11,004)
Accumulated (deficit) retained earnings	(267,432)	(259,202)	18,751	5,174	235,277	(267,432)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(27,104)	(26,632)	(25,731)	(901)	53,264	(27,104)

Total shareholders’ (deficit) equity	(51,247)	(120,460)	383,780	7,796	(271,116)	(51,247)

Total liabilities and shareholders’ (deficit) equity	$24,454	$607,030	$1,223,167	$12,560	$(1,424,061)	$443,150

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2013

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2014

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$3,073	$2,957	$2,870	$89	$(5,916)	$3,073
Adjustments for non-cash charges	(2,168)	(9,211)	13,369	(79)	5,916	7,827
Net changes in assets and liabilities	103	5,625	(15,095)	(125)	—	(9,492)
Intercompany activity	(1,008)	629	245	134	—	—

Net cash provided by operating activities	—	—	1,389	19	—	1,408

Cash flows from investing activities:
Capital expenditures	—	—	(10,456)	—	—	(10,456)
Proceeds from sales of property and equipment	—	—	2,846	—	—	2,846

Net cash used in investing activities	—	—	(7,610)	—	—	(7,610)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(1,323)	—	—	(1,323)
Proceeds from revolver	—	68,800	—	—	—	68,800
Payments on revolver	—	(64,600)	—	—	—	(64,600)
Deferred financing costs	—	(4)	—	—	—	(4)
Proceeds from exercise of stock options	1,334	—	—	—	—	1,334
Other		—	1,902	—	—	1,902
Intercompany activity	(1,334)	(4,196)	5,530	—	—	—

Net cash provided by financing activities	—	—	6,109	—	—	6,109

Net (decrease) increase in cash and cash equivalents	—	—	(112)	19	—	(93)
Cash and cash equivalents, beginning of period	—	—	1,876	81	—	1,957

Cash and cash equivalents, end of period	$—	$—	$1,764	$100	$—	$1,864

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2013

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$9,144	$9,130	$9,091	$90	$(18,311)	$9,144
Adjustments for non-cash charges	(8,133)	(15,973)	9,294	(102)	18,311	3,397
Net changes in assets and liabilities	6	6,007	(9,906)	(29)	—	(3,922)
Intercompany activity	(1,017)	836	176	5	—	—

Net cash provided by (used in) operating activities	—	—	8,655	(36)	—	8,619

Cash flows from investing activities:
Capital expenditures	—	—	(7,413)	—	—	(7,413)
Trojan purchase price adjustment	—	—	(857)	—	—	(857)
Proceeds from sales of property and equipment	—	—	8,789	—	—	8,789

Net cash provided by investing activities	—	—	519	—	—	519

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(1,854)	—	—	(1,854)
Proceeds from revolver	—	46,700	—	—	—	46,700
Payments on revolver	—	(54,600)	—	—	—	(54,600)
Deferred financing costs	—	(21)	—	—	—	(21)
Proceeds from exercise of stock options	181	—	—	—	—	181
Purchases of treasury stock	(3,428)					(3,428)
Other		—	2,381	—	—	2,381
Intercompany activity	3,247	7,921	(11,168)	—	—	—

Net cash used in financing activities	—	—	(10,641)	—	—	(10,641)

Net decrease in cash and cash equivalents	—	—	(1,467)	(36)	—	(1,503)
Cash and cash equivalents, beginning of period	—	—	2,580	124	—	2,704

Cash and cash equivalents, end of period	$—	$—	$1,113	$88	$—	$1,201

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America and are also the largest provider of intermodal ISO tank container and depot services in North America. In 2011, we began providing logistics services to the UCO&G market. We operate an asset-light business model and service customers across North America through our network of 94 terminals servicing the chemical market, 14 terminals servicing the energy market and 9 ISO tank depot services terminals (intermodal) servicing the chemical and other bulk liquid markets.

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

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We estimate, based on industry sources, that the highly fragmented North American for-hire segment of the bulk tank transport market generated revenues of approximately $6.9 billion in 2012. We specifically operate in the for-hire chemical and food grade bulk transport market (which we estimate at $4.5 billion in 2012). We believe we have the leading market share (estimated at 13.0% in 2012) in this sector based on revenues. We believe managing a larger carrier network facilitates customer service and lane density, and provides a more favorable operating cost structure for us and our independent affiliates. In 2014, we announced the addition to our network of five terminals operated by independent affiliates. We believe that expanding our number of managed terminals, particularly in geographic areas in which there is no existing network terminal, may help us achieve some of the benefits we seek from managing a larger carrier network.

Chemical bulk tank truck industry growth is generally dependent on volume growth in the industrial chemical industry, the rate at which chemical companies outsource their transportation needs, the overall capacity of the rail system, and, in particular, the extent to which chemical companies make use of the rail system for their bulk chemical transportation needs. We also believe that North American chemical producers will gain a global competitive advantage and grow domestic production (thus shipments which we can service) through the use of low-cost energy sources, primarily natural gas and natural gas liquids.

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

Energy Logistics

Our energy logistics business operates through our subsidiary, QCER, services the UCO&G market through the transportation of crude oil, fresh water, flowback and produced brine water, and the disposal of flowback and produced brine water, as well as providing services ancillary to these activities.

As of March 31, 2014, we operate in the Bakken, Denver-Julesburg, Eagle Ford, Marcellus, Mississippian Limestone, Mowry, Niobrara, Permian, Powder River, Tuscaloosa Marine, Utica and Woodford shale regions in North America, all of which have experienced drilling for both oil and natural gas with the exception of Marcellus, which is solely natural gas. We continue to evaluate the potential for expansion into additional shale regions, either directly or through independent affiliates, which would provide additional diversification to our business. Our strategy to target multiple resource-rich shales helps to diversify our customer offerings, lessen the impact of swings in any one commodity and optimize equipment utilization. During 2013 and the first quarter of 2014, we affiliated certain company terminals and entered into new independent affiliate relationships as we implemented our planned affiliation of this business. At March 31, 2014, we managed approximately 1,300 units (tractors, trailers and service equipment) of energy equipment in this market and serve a diverse customer base including many of the national and regional exploration and production companies, as well as marketers of oil in this industry.

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

Intermodal

Our subsidiary, Boasso, provides intermodal ISO tank container transportation and depot services through terminals located in the eastern half of the United States. Boasso’s terminals are strategically positioned near major shipping ports along the Gulf and East Coasts, as well as inland ports in Chicago and Detroit. Boasso’s revenues are impacted by United States chemical import/export volume, in particular the number and volume of shipments through ports where Boasso has terminals, as well as their market share in those locations.

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

The intermodal ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products. The proliferation of global import/export of bulk liquid chemicals has driven the movement of basic manufacturing out of the United States and has resulted in an increase in chemical plant infrastructure to service these off-shore industries. Driven by this globalization, the intermodal ISO tank container market is a growing sector of the overall liquid bulk chemical transportation sector. Demand for intermodal ISO tank containers is impacted by the aggregate volume of imports and exports of chemicals through United States ports. Demand is also impacted by the shift in modes of transportation, from drums to larger and more efficient ISO tank containers. Economic conditions and differences among the laws and currencies of foreign nations may also impact the volume of shipments. We operate in the global intermodal ISO tank container transportation and depot services market, which we believe was approximately a $1.0 to $1.5 billion market in 2012. Similar to our chemical logistics business, we believe our intermodal business will benefit from the low cost energy from the UCO&G market.

Our Networks

Our businesses have networks that consist of terminals owned or operated by independent affiliates and terminals owned or operated by us and a driver pool consisting of independent owner-operator drivers, independent affiliate-employed drivers and company-employed drivers. Independent affiliates are independent companies with which we contract to operate trucking terminals and provide transportation services exclusively on our behalf in defined markets. The independent affiliates generally provide the capital necessary to service their contracted business and are also responsible for most of the operating costs associated with servicing the contracted business. Due to several factors, including our ownership of the customer contracts and relationships, our provision of back-office support in areas such as claims, our direct relationship with independent owner-operators, the presence of non-compete agreements with the independent affiliates, and, in some cases, our ownership of the trailers utilized in the contracted business, our relationships with the independent affiliates tend to be long-term in nature, with minimal voluntary turnover. Independent owner-operators are generally individual drivers who own or lease their tractors and agree to provide transportation services to us under contract.

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

June 2013 ABL Facility Amendment—Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility which was fully funded on July 15, 2013 (the “Term Loan”). Borrowings under the Term Loan bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at March 31, 2014 was 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% after 18 months if a senior secured leverage ratio is met. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates.

May 2013 New Independent Affiliate

On May 1, 2013, we began affiliating our energy logistics trucking operations in the Marcellus and Utica shale regions by converting three company-operated terminals to affiliated operations. The affiliation was a new relationship with an independent operator who is based in the Williamsport, Pennsylvania area and operates an existing oilfield services company. In conjunction with this effort, the new independent affiliate purchased and leased certain transportation equipment to ensure sufficient capacity for the combined customer base and execute a smooth transition of the business. In the second quarter of 2013, we incurred charges of approximately $1.5 million related to this conversion, most of which were due to non-cash losses on equipment sales.

In October 2013, we transitioned our Utica shale operations in Ohio to this same independent affiliate. In December 2013 and February 2014, respectively, we transitioned our Woodford shale operations in Oklahoma and our Wyoming operation to this same independent affiliate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We identified what we believe to be the more critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation, in our Annual Report on Form 10-K for the year ended December 31, 2013. We have not made any material changes to those policies during the period covered by this Quarterly Report on Form 10-Q.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, “Summary of Significant Accounting Policies—New Accounting Pronouncements” for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

RESULTS OF OPERATIONS

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013

OPERATING REVENUES:

Transportation	72.8%	71.5%
Service revenue	13.7%	14.6%
Fuel surcharge	13.5%	13.9%

Total operating revenues	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	67.2%	62.3%
Compensation	9.1%	11.5%
Fuel, supplies and maintenance	9.9%	11.8%
Depreciation and amortization	2.3%	2.9%
Selling and administrative	3.1%	3.3%
Insurance costs	2.7%	2.0%
Taxes and licenses	0.4%	0.4%
Communication and utilities	0.4%	0.4%
Gain on disposal of property and equipment	(0.2%)	(1.3%)

Total operating expenses	94.9%	93.3%

Operating income	5.1%	6.7%

Interest expense	3.1%	3.4%
Interest income	(0.1%)	(0.1%)
Other expense (income)	0.1%	(3.0%)

Income before income taxes	2.0%	6.4%
Provision for income taxes	0.7%	2.5%

Net income	1.3%	3.9%

The following table shows the number of terminals, drivers, tractors, trailers and energy logistics equipment that we manage (including independent affiliates and independent owner-operators) as of March 31:

	2014	2013
Terminals (1)	117	108
Drivers (2)	3,346	3,299
Tractors	2,939	2,821
Trailers (3)	5,274	5,150
Energy logistics equipment (4)	1,281	1,411

(1)	See the following table for terminals by segment.
(2)	Includes approximately 670 drivers for the energy logistics business segment as of March 31, 2014 and 2013, respectively.
(3)	Excludes approximately 1,600 and 1,500 chassis used in our intermodal business segment as of March 31, 2014 and 2013, respectively.
(4)	Includes tractors, trailers and combination equipment.

Our network terminals and facilities consisted of the following as of March 31:

	2014 Terminals	2013 Terminals
Chemical logistics independent affiliate trucking terminals	90	80
Chemical logistics company-operated trucking terminals	4	9
Energy logistics independent affiliate energy terminals	12	2
Energy logistics company-operated energy terminals	2	8
Intermodal container services terminals/depots	9	9

Total	117	108

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

For the quarter ended March 31 2014, total revenues were $234.5 million, an increase of $5.1 million, or 2.2%, compared to total revenues of $229.4 million for the same period in 2013. Transportation revenue increased by $6.6 million, or 4.0%, despite adverse weather conditions. This increase was primarily due to an increase of $5.6 million in our chemical logistics business resulting from increased prices and higher volumes which were due in part to the opening of new terminals during the first quarter of 2014. We had an increase of $1.0 million in our intermodal business due to stronger demand for ISO container shipments. Our energy logistics transportation revenue remained flat.

Service revenue decreased $1.3 million, or 3.8%. This decrease was primarily due to a reduction in our energy logistics business of $2.0 million primarily due to a reduction in disposal well revenue, partially offset by an increase in our chemical logistics services revenue of $0.8 million resulting from an increase in rental income. Our intermodal service revenue was relatively flat.

Fuel surcharge revenue decreased $0.2 million, or 0.7%, primarily due to a decrease in our chemical logistics business of $0.2 million and a decrease of $0.2 million in our energy logistics business partially offset by an increase in our intermodal business of $0.2 million. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers. Most of these programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs is included in purchased transportation.

Purchased transportation increased $14.7 million, or 10.3%, due primarily to an increase of $9.3 million in costs related to servicing our chemical logistics business. In addition, we had an increase of $4.1 million in costs related to servicing our energy logistics market and we had an increase of $1.3 million in costs related to servicing our intermodal business. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 77.9% for the current quarter versus 72.9% for the prior-year quarter primarily due to conversions of company-operated terminals to independent affiliates in our energy logistics segment. Our independent affiliates generated 92.7% of our chemical logistics transportation revenue and fuel surcharge revenue for the three months ended March 31, 2014 compared to 87.5% for the comparable prior-year period. During the 2013 and the three months ended March 31, 2014, we generally paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue. Certain independent affiliates could earn an even greater percentage of chemical logistics transportation revenue during the 2014 period that is incremental to revenue generated in prior periods.

During the three months ended March 31, 2014 and 2013, company-operated terminals generated approximately 48% and 80%, respectively, of energy logistics revenue, and independent affiliate-operated terminals and third-party carriers generated approximately 52% and 20%, respectively. We typically pay these independent contractors between 70% and 95% of energy logistics transportation revenue depending on their type of association with the Company. We expect the percentage of energy logistics revenue generated by independent affiliates to trend higher in 2014 versus comparable 2013 periods due to the affiliations that occurred in 2013 and the contemplated affiliations for the remainder of 2014.

Compensation expense decreased $5.2 million, or 19.7%, due primarily to the affiliation of certain company-operated terminals in our energy logistics segment.

Fuel, supplies and maintenance decreased $4.0 million, or 14.7%, due primarily to a decrease in fuel costs of $2.5 million, a reduction in maintenance costs of $1.2 million and a reduction in wastewater disposal costs of $0.8 million, partially offset by an increase in equipment rent expense of $0.5 million.

Depreciation and amortization expense decreased $1.2 million, or 17.9%, primarily due to a decrease in amortization expense of $0.7 million for acquired intangibles that were impaired in 2013 and a decrease in depreciation of $0.5 million due to sales of unutilized revenue equipment.

Selling and administrative expenses decreased $0.2 million, or 3.0%, primarily due to a reduction in terminal costs.

Insurance costs increased $1.8 million, or 39.4%, due to an increase in the severity and volume of claims. As a percentage of revenue, insurance expense was within the Company’s target range of 2% to 3% of total revenue.

For the quarter ended March 31, 2014, we recognized a gain on disposal of revenue equipment of $0.5 million. For the quarter ended March 31, 2013, we recognized a net gain on the disposition of property of $2.6 million and a net gain on disposal of revenue equipment of $0.5 million.

For the quarters ended March 31, 2014 and 2013, operating income was $12.1 million and $15.4 million, respectively.

Interest expense decreased $0.4 million, or 4.6%, in the quarter ended March 31, 2014, primarily due to the redemption of a portion of our 2018 Notes during the third quarter of 2013. We expect our interest expense for 2014 to continue to be lower than in 2013, provided that the rates of interest on our floating rate indebtedness do not increase substantially.

Other expense of $0.2 million in 2014 consisted primarily of foreign currency expense. Other income of $7.0 million in 2013 consisted primarily of adjustments to our liability for contingent consideration payments related to a 2012 acquisition.

The provision for income taxes was $1.6 million for the quarter ended March 31, 2014, compared to $5.8 million for the same period in 2013. The effective tax rates for the quarter ended March 31, 2014 and 2013 were 34.7% and 38.6%, respectively. The effective tax rate for the current quarter differed from our statutory rate primarily due to a favorable state tax adjustment. The effective tax rate for the same period in 2013 differed from our statutory rate primarily due to the impact of a favorable audit settlement.

For the quarter ended March 31, 2014, we had net income of $3.1 million compared to net income of $9.1 million for the same period in 2013 as a result of the above-mentioned items.

The Company has three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered. Historically, the Company included certain shared services and corporate expenses within its Chemical Logistics segment. As of March 31, 2014, the Company has allocated these items to “Shared Services”. The allocation represents a change in our segment measure as opposed to a change in operating or reportable segments. Shared Services consists of corporate and shared services overhead costs, including information technology, driver recruiting, accounting, stock-based compensation, pension, environmental and other corporate headquarters costs. Segment results for the 2013 quarterly periods were reclassified to conform to the current year presentation. Our segments are delineated as follows:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network that includes company-operated terminals and terminals operated by 27 independent affiliates, and equipment rental income;

•	Energy Logistics, which consists primarily of the transportation of fresh water, disposal water and crude oil for the UCO&G market, through our network of company-operated terminals and terminals operated by 3 independent affiliates, and equipment rental income;

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business primarily supporting the international movement of bulk liquids; and

Segment operating income reported in our segment tables excludes amounts such as depreciation and amortization, gains and losses on disposal of property and equipment, restructuring costs and impairment charges. Although these amounts are excluded from the business segment operating income results, they are included in our reported Consolidated Statements of Operations. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment operating results are as follows (in thousands):

	Three Months Ended March 31, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$114,623	$36,979	$18,954	$—	$170,556
Service revenue	17,143	1,946	12,974	124	32,187
Fuel surcharge	27,052	—	4,692	—	31,744

Total operating revenue	158,818	38,925	36,620	124	234,487

Segment revenue % of total revenue	67.8%	16.6%	15.6%	0.0%	100.0%
Segment operating income (loss)	18,629	2,736	6,072	(10,351)	17,086
Depreciation and amortization	2,447	2,133	818	97	5,495
Other (income) expense	(948)	437	—	—	(511)

Operating income (loss)	$17,130	$166	$5,254	$(10,448)	$12,102

	Three Months Ended March 31, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$109,068	$36,930	$17,996	$—	$163,994
Service revenue	16,374	3,921	13,140	19	33,454
Fuel surcharge	27,262	233	4,479	—	31,974

Total operating revenue	152,704	41,084	35,615	19	229,422

Segment revenue % of total revenue	66.6%	17.9%	15.5%	0.0%	100.0%
Segment operating income (loss)	20,411	2,714	6,668	(10,745)	19,048
Depreciation and amortization	2,762	3,001	808	122	6,693
Other (income) expense	(883)	220	—	(2,426)	(3,089)

Operating income (loss)	$18,532	$(507)	$5,860	$(8,441)	$15,444

	2014 vs 2013		Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Segment operating revenues	$	change	$6,114	$(2,159)	$1,005	105	$5,065

	%	change	4.0%	(5.3)%	2.8%	552.6%	2.2%
Segment operating revenues (excluding fuel surcharge)	$	change	$6,324	$(1,926)	$792	105	$5,295

	%	change	5.0%	(4.7)%	2.5%	552.6%	2.7%
Segment operating income (loss)	$	change	$(1,782)	$22	$(596)	394	$(1,962)
	%	change	(8.7)%	0.8%	(8.9)%	3.7%	(10.3)%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating revenue:

Chemical Logistics—revenues increased $6.1 million, or 4.0%, for the quarter ended March 31, 2014 compared to the same period for 2013, primarily due to an increase in transportation revenue of $5.6 million, resulting from increased prices and higher volumes which were due in part to the opening of new terminals during the first quarter of 2014. Chemical logistics shipment demand continues to be strong. In addition, fuel surcharge revenue decreased $0.2 million and service revenue increased by $0.7 million due to increase in trailer rental revenue. The Company is aggressively broadening its driver recruiting efforts and adding trailer capacity to meet increasing requirements from customers.

Energy Logistics—revenues decreased $2.2 million, or 5.3%, for the quarter ended March 31, 2014. Transportation revenues were flat due to reduced new drilling activity and adverse weather conditions in the Bakken shale region which were offset by increased volumes in the Eagle Ford shale region. Service revenues declined due to lower disposal well volumes.

Intermodal—revenues increased $1.0 million, or 2.8%, for the quarter ended March 31, 2014 compared to the same period in 2013, due to increases in transportation revenue offset by a slight reduction in depot service revenues. Demand for ISO container shipments continues to be favorable, which has resulted in increases in trucking volumes.

Segment operating income:

Chemical Logistics—operating income decreased $1.8 million, or 8.7%, for the quarter ended March 31, 2014 compared to the same period in 2013 primarily due to positive contribution from higher revenues in the quarter offset by increased insurance expenses and the impact from adverse weather conditions.

Energy Logistics—operating income increased less than $0.1 million, or 0.8%, for the quarter ended March 31, 2014 primarily due to higher profitability achieved in nearly all shale regions due to lower operating costs and better asset efficiency.

Intermodal—operating income decreased $0.6 million, or 8.9%, for the quarter ended March 31, 2014 compared to the same period in 2013, due primarily to adverse weather conditions which impacted the segment’s three largest terminals.

Shared Services—net expenses decreased $0.4 million, or 3.7%, for the quarter ended March 31, 2014 compared to the same period in 2013, due primarily to severance costs recorded in the prior-year period.

	Three Months Ended March 31, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$109,068	$36,930	$17,996	$—	$163,994
Service revenue	16,374	3,921	13,140	19	33,454
Fuel surcharge	27,262	233	4,479	—	31,974

Total operating revenue	152,704	41,084	35,615	19	229,422

Segment revenue % of total revenue	66.6%	17.9%	15.5%	0.0%	100.0%
Segment operating income (loss)	20,411	2,714	6,668	(10,745)	19,048
Depreciation and amortization	2,762	3,001	808	122	6,693
Other (income) expense	(883)	220	—	(2,426)	(3,089)

Operating income (loss)	$18,532	$(507)	$5,860	$(8,441)	$15,444

	Three Months Ended June 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$113,206	$42,572	$18,869	$—	$174,647
Service revenue	16,629	2,500	13,283	293	32,705
Fuel surcharge	27,189	40	4,715	—	31,944

Total operating revenue	157,024	45,112	36,867	293	239,296

Segment revenue % of total revenue	65.6%	18.9%	15.4%	0.1%	100.0%
Segment operating income (loss)	21,023	4,845	6,664	(10,203)	22,329
Depreciation and amortization	2,885	2,892	828	124	6,729
Impairment charge	—	55,692	—	—	55,692
Other expense	88	1,376	74	53	1,591

Operating income (loss)	$18,050	$(55,115)	$5,762	$(10,380)	$(41,683)

	Three Months Ended September 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$112,704	$40,819	$18,376	$—	$171,899
Service revenue	17,417	2,264	12,359	129	32,169
Fuel surcharge	27,049	—	4,554	—	31,603

Total operating revenue	157,170	43,083	35,289	129	235,671

Segment revenue % of total revenue	66.7%	18.3%	15.0%	—	100.0%
Segment operating income (loss)	19,892	2,432	5,417	(10,820)	16,921
Depreciation and amortization	2,743	2,603	854	118	6,318
Other (income) expense	(2,602)	1,648	(15)	(45)	(1,014)

Operating income (loss)	$19,751	$(1,819)	$4,578	$(10,893)	$11,617

	Three Months Ended December 31, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$107,186	$40,293	$17,075	$—	$164,554
Service revenue	17,609	1,932	11,707	189	31,437
Fuel surcharge	25,345	—	4,085	—	29,430

Total operating revenue	150,140	42,225	32,867	189	225,421

Segment revenue % of total revenue	66.6%	18.7%	14.6%	0.1%	100.0%
Segment operating income (loss)	18,820	643	4,425	(9,983)	13,905
Depreciation and amortization	2,757	2,677	832	115	6,381
Impairment charge	—	35,604	—	—	35,604
Other (income) expense	(837)	1,565	(220)	(446)	62

Operating income (loss)	$16,900	$(39,203)	$3,813	$(9,652)	$(28,142)

	Year Ended December 31, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$442,164	$160,614	$72,316	$—	$675,094
Service revenue	68,029	10,617	50,489	630	129,765
Fuel surcharge	106,845	273	17,833	—	124,951

Total operating revenue	617,038	171,504	140,638	630	929,810

Segment revenue % of total revenue	66.4%	18.4%	15.1%	0.1%	100.0%
Segment operating income (loss)	80,146	10,634	23,174	(41,751)	72,203
Depreciation and amortization	11,147	11,173	3,322	479	26,121
Impairment charge	—	91,296	—	—	91,296
Other (income) expense	(4,234)	4,809	(161)	(2,864)	(2,450)

Operating income (loss)	$73,233	$(96,644)	$20,013	$(39,366)	$(42,764)

Liquidity and Capital Resources

Our primary cash needs consist of debt service, working capital and capital expenditures. Our working capital needs depend upon the timing of our collections from customers and payments to others, as well as our capital and operating lease payment obligations. Our capital expenditures primarily relate to acquiring trailers, and at times tractors, to grow and maintain the chemical and energy logistics fleet. We reduce our capital expenditure requirements for our chemical logistics and energy logistics businesses by utilizing independent affiliates and independent owner-operators.

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For the three months ending March 31, 2014, capital expenditures were $10.5 million and proceeds from sales of property and equipment were $2.8 million. We generally expect our sustaining capital expenditures, net of proceeds from property and equipment sales, to be approximately 1% to 2% of operating segment revenues annually. We expect net capital expenditures to range between $10.0 to $15.0 million for 2014. Some of our independent affiliates who are engaged with us in the chemical logistics or energy logistics markets may at times purchase some portion of this equipment from us. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses or other factors.

Debt service currently consists of required interest payments on the outstanding balance of our ABL Facility, our Term Loan and our outstanding 2018 Notes, as well as acquisition-related indebtedness. We have no major debt maturities prior to August 2016, when our ABL Facility matures. We may from time to time repurchase or redeem additional amounts of our outstanding debt or may repurchase outstanding shares of our common stock. Our Board of Directors has approved a share repurchase program for up to $15.0 million in shares of our common stock, of which $6.9 million remained available at March 31, 2014. Separately, we have long-term goals to reduce the outstanding amount of our indebtedness and reduce our interest expense. Any repurchases or redemptions would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repurchases or redemptions may materially impact our liquidity, future tax liability and results of operations.

Our primary sources of liquidity for operations during the 2014 and 2013 periods have been cash flow from operations and borrowing availability under the ABL Facility. At March 31, 2014, we had $86.3 million of borrowing availability under the ABL Facility. Our ABL Facility was amended on June 14, 2013 to provide for a $17.5 million Term Loan, which was fully funded on July 15, 2013. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. Proceeds from the Term Loan, together with additional borrowings under our ABL Facility, were used to fund the redemption of $22.5 million in original principal amount of our 2018 Notes on July 15, 2013.

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

Cash Flows

The following summarizes our cash flows for the three months ended March 31, 2014 and 2013 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2014	2013
Net cash and cash equivalents provided by operating activities	$1,408	$8,619
Net cash and cash equivalents (used in) provided by investing activities	(7,610)	519
Net cash and cash equivalents provided by (used in) financing activities	6,109	(10,641)

Net decrease in cash and cash equivalents	(93)	(1,503)
Cash and cash equivalents at beginning of period	1,957	2,704

Cash and cash equivalents at end of period	$1,864	$1,201

Net cash provided by operating activities was $1.4 million for the three-month period ended March 31, 2014, compared to $8.6 million provided by operating activities in the comparable 2013 period. The $7.2 million decrease in cash provided by operating activities was primarily due to higher receivables from increased sales in our chemical logistics business.

Net cash used in investing activities totaled $7.6 million for the three-month period ended March 31, 2014, compared to $0.5 million provided by investing activities in the comparable 2013 period. The $8.1 million difference was due primarily to a reduction in proceeds from sales of property and equipment of $5.9 million and increased capital expenditures of $3.0 million.

Net cash provided by financing activities was $6.1 million during the three-month period ended March 31, 2014, compared to $10.6 million used in financing activities in the comparable 2013 period. In the 2014 period, we utilized net borrowings of $4.2 million and proceeds from the exercise of stock options of $1.3 million to purchase revenue equipment and to pay down $1.5 million of other debt and capital lease obligations. In the 2013 period, cash flow from operations and property and equipment sales enabled us to pay down $7.9 million of our ABL Facility. Borrowings under our ABL Facility were utilized to fund share repurchases of $3.4 million and to pay down $2.3 million of other debt and capital lease obligations.

Off-Balance Sheet Arrangements

We guarantee total remaining lease payment obligations aggregating approximately $25.2 million as of March 31, 2014, of certain independent owner-operators and independent affiliates for their tractors to certain third-party vendors. The guarantees expire at various dates beginning in 2015 to 2020 and would require us to make lease payments in the event of a default by an independent owner-operator or independent affiliate. Further, upon a default, we are likely to take actions to reduce or recoup our expenditures, including purchasing the tractor and reselling it to recover all or a portion of the amounts paid, or facilitating an arrangement between the third-party vendor and another independent owner-operator to assume the lease. In addition, up to 50% of any realized losses related to independent owner-operators managed by independent affiliates could be recouped from those independent affiliates. We believe that the likelihood is remote that material payments will be required under these lease guarantees.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at March 31, 2014 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2014	Years 2015 & 2016	Years 2017 & 2018	Thereafter 2019
Operating leases (1)	$88,032	$16,724	$42,819	$25,812	$2,677
Total indebtedness (2)(3)	382,506	1,785	159,050	221,671	—
Capital leases	1,085	569	439	77	—
Interest on indebtedness (4)	106,089	19,557	49,454	37,078	—

Total contractual cash obligations (5)(6)(7)(8)(9)	$577,712	$38,635	$251,762	$284,638	$2,677

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters.

We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.

(2)	Includes aggregate unamortized discount of $0.9 million related to the 2018 Notes.
(3)	Assumes repayment of the principal amount of the Term Loan in equal quarterly amounts beginning the second quarter of 2015.
(4)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of March 31, 2014 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of March 31, 2014 will remain in effect until maturity.
(5)	Excludes long-term pension obligations as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of March 31, 2014, obligations of $11.9 million were reflected in the Consolidated Balance Sheet. This amount represented our unfunded status of such plans, which is the difference between our projected benefit obligation and the fair value of plan assets, as of such date. See Note 8 of the Notes to Consolidated Financial Statements.
(6)	Excludes liabilities associated with environmental matters as we are unable to reasonably estimate the ultimate amount or timing of settlement of such liabilities. Liabilities of $7.9 million, which represent our reserves for environmental compliance and remediation, were reflected in the Consolidated Balance Sheet as of March 31, 2014. See Note 14 of the Notes to Consolidated Financial Statements.

(7)	Excludes accrued loss and damage claims as we are unable to reasonably estimate the ultimate amount or timing of settlement of such claims. As of March 31, 2014, accrued loss and damage claims of $20.8 million, which represented the balance of our reserves for such liabilities, were reflected in the Consolidated Balance Sheet.
(8)	Excludes liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement of such positions. See Note 12 of the Notes to Consolidated Financial Statements.
(9)	Excludes potential liabilities associated with our guarantees on leases aggregating approximately $25.2 million as of March 31, 2014 of certain independent owner-operators and independent affiliates because we are unable to reasonably estimate our probable exposure to loss. See Note 15 of the Notes to Consolidated Financial Statements.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Capital lease obligations	$1,085	$4,883
ABL Facility	140,200	136,000
Term Loan	17,500	17,500
9.875% Second-Priority Senior Secured Notes, due 2018	202,500	202,500
5% Subordinated Acquisition Notes	19,170	19,170
Other Notes	3,136	4,209

Long-term debt, including current maturities	383,591	384,262
Discount on Notes	(908)	(957)

	382,683	383,305
Less current maturities of long-term debt (including capital lease obligations)	(2,747)	(10,580)

Long-term debt, less current maturities (including capital lease obligations)	$379,936	$372,725

Debt Retirement

The following is a schedule of our indebtedness at March 31, 2014 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2014	2015	2016	2017	2018	Total
Capital lease obligations	$569	$333	$106	$77	$—	$1,085
ABL Facility	—	—	140,200	—	—	140,200
Term Loan (1)	—	10,500	7,000	—	—	17,500
9.875% Second-Priority Senior Secured Notes, due 2018 (2)	—	—	—	—	202,500	202,500
5% Subordinated Acquisition Notes	—	—	—	19,170	—	19,170
Other Notes	1,785	1,084	267	—	—	3,136

Total	$2,354	$11,917	$147,573	$19,247	$202,500	$383,591

(1)	Assumes repayment of the principal amount of the Term Loan in equal quarterly amounts beginning the second quarter of 2015.
(2)	Amounts do not include the remaining unamortized original issue discount of $0.9 million related to the 2018 Notes.

The following is a schedule of our debt issuance costs (in thousands) as of March 31, 2014:

	December 31, 2013	Additional Debt Issuance Costs	2014 Amortization Expense	March 31, 2014
ABL Facility	$3,745	$4	$(364)	$3,385
Term Loan	490	—	(50)	440
9.875% Second-Priority Senior Secured Notes, due 2018	3,447	—	(178)	3,269

Total	$7,682	$4	$(592)	$7,094

Amortization expense of deferred issuance costs was $0.6 million for each of the three months ending March 31, 2014 and 2013 and is included in interest expense. We are amortizing these costs over the term of the debt instruments.

The ABL Facility

Revolving Credit Facility

Our ABL Facility provides for a revolving credit facility with a maturity of August 19, 2016. On September 27, 2012, our maximum borrowing capacity under the facility was increased from $250.0 million to $350.0 million. Borrowing availability under our ABL Facility did not change as a result of this amendment. Changes in borrowing availability result from increases or decreases in assets securing the ABL Facility. The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The ABL Facility is available for working capital needs and general corporate purposes, including permitted acquisitions. At March 31, 2014, we had $86.3 million of borrowing availability under the ABL Facility.

Borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at March 31, 2014 was 1.00% for base rate borrowings and 2.00% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding borrowings under the revolving credit facility of the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on borrowings under the revolving credit facility at March 31, 2014 was 2.2%.

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

Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility which was fully funded on July 15, 2013. Borrowings under the Term Loan bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at March 31, 2014 was 2.50% for base rate borrowings and 3.50% for LIBOR borrowings , with a potential step-down of 0.25% after 18 months if a senior secured leverage ratio is met. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates. Beginning no earlier than the 12-month anniversary of the Term Loan and no later than the 24-month anniversary of the Term Loan, we will be subject to mandatory repayment of the principal amount of the Term Loan in equal quarterly payments for the remainder of the maturity period. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. We may voluntarily repay the outstanding amount under the Term Loan at any time without premium or penalty, other than customary “breakage” costs with respect to the LIBOR loans. The interest rate on borrowings under the Term Loan at March 31, 2014 was 3.7%.

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

5% Subordinated Acquisition Notes

We issued promissory notes in an aggregate principal amount of $21.3 million as part of the consideration for a 2012 acquisition (the “Acquisition Notes”). The Acquisition Notes bear interest at a fixed rate of 5.0% per annum and mature June 1, 2017. Payments of interest only are scheduled for the end of each calendar quarter with principal payable in full at maturity. The Acquisition Notes are unsecured and subordinated. The notes are non-negotiable and non-transferable and may be prepaid in whole or in part at any time without premium or penalty. On November 12, 2013, we made principal payments of $2.1 million. At March 31, 2014, the outstanding principal balance of the Acquisition Notes was $19.2 million.

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

The payment obligations under the ABL Facility, including the Term Loan, are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility, including the Term Loan, and obligations under certain hedging agreements, cash management obligations and certain other first-lien obligations. We were in compliance with the covenants under the ABL Facility, including the Term Loan and the 2018 Notes, at March 31, 2014.

Other Liabilities and Obligations

As of March 31, 2014, we had $25.9 million in outstanding letters of credit issued under the ABL Facility that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to support our claims paying capability. The letter of credit issued to our insurance administrator had a maximum draw amount of $22.0 million as of March 31, 2014. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $3.9 million of outstanding letters of credit as of March 31, 2014 relates to various other obligations.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Reports on Form 10-Q. These factors include:

•	the effect of local, national and international economic, credit, capital and labor market conditions on the economy in general, and on the particular industries in which we operate, including excess capacity in the industry, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements;

•	our substantial leverage and our ability to make required payments and comply with restrictions contained in our debt arrangements or to otherwise generate sufficient cash from operations or borrowings under our ABL Facility to fund our liquidity needs;

•	competition and rate fluctuations, including fluctuations in prices and demand for transportation services as well as for commodities such as natural gas and oil;

•	our reliance on independent affiliates and independent owner-operators;

•	our potential liability related to our financial support obligations for third-party equipment leasing programs;

•	reclassification of our independent contractors, such as our independent owner-operators, as a result of legislative, judicial or regulatory changes or for any other reason;

•	a shift away from or slowdown in production in the shale regions in which we have energy logistics operations;

•	our liability as a self-insurer to the extent of our deductibles as well as changing conditions and pricing in the insurance marketplace;

•	increased unionization, which could increase our operating costs or constrain operating flexibility;

•	changes in or our inability to comply with governmental regulations and legislative changes affecting the transportation industry generally or in the particular segments in which we operate;

•	federal and state legislative and regulatory initiatives, which could result in increased costs and additional operating restrictions upon us or our UCO&G customers;

•	our ability to access and use our salt water disposal wells and other disposal sites and methods in our energy logistics business;

•	our ability to comply with current and future environmental regulations and the increasing costs relating to environmental compliance;

•	potential disruption at U.S. ports of entry;

•	diesel fuel prices and our ability to recover costs through fuel surcharges;

•	our ability to attract and retain qualified drivers;

•	terrorist attacks and the cost of complying with existing and future anti-terrorism security measures;

•	our dependence on senior management;

•	the potential loss of our ability to use net operating losses to offset future income;

•	potential future impairment charges;

•	our ability to successfully identify acquisition opportunities, consummate such acquisitions and successfully integrate acquired businesses, converted affiliates and new affiliates and achieve the anticipated benefits and synergies of acquisitions and conversions, the effects of the acquisitions and conversions on the acquired businesses’ existing relationships with customers, governmental entities, affiliates, owner-operators and employees, and the impact that acquisitions and conversions could have on our future financial results and business performance and other future conditions in the market and industry from the acquired businesses;

•	our ability to execute plans to profitably operate in the transportation business and disposal well business within the energy logistics market;

•	our success in entering new markets;

•	adverse weather conditions;

•	disruptions of our information technology and communications systems;

•	changes in health insurance benefit regulations;

•	our liability for our proportionate share of unfunded vested benefit liabilities, particularly in the event of our withdrawal from any of our multi-employer pension plans;

•	the assumptions underlying our expectations of financial results in 2014; and

•	changes in planned or actual capital expenditures due to operating needs, changes in regulation, covenants in our debt arrangements and other expenses, including interest expenses.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the three months ended March 31, 2014, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the revolving credit facility of the ABL Facility, at QD LLC’s option, the applicable margin for borrowings at March 31, 2014 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. With respect to the Term Loan, the applicable margin for borrowings is 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% near the end of 2014 if a senior secured leverage ratio is met. The base rate under the ABL Facility is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%.

	Balance at March 31, 2014 ($ in 000s)	Interest Rate at March 31, 2014	Effect of 1% Increase ($ in 000s)
ABL Facility	$140,200	2.2%	$1,402
Term Loan	17,500	3.7%	175

Total	$157,700		$1,577

At March 31, 2014, a 1% increase in the current per annum interest rate would result in $1.6 million of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% increase in the rates under the ABL Facility and that the principal amount under both the revolving credit facility and the Term Loan is the amount outstanding as of March 31, 2014. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our option to elect the lowest of three different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 4.2% of our consolidated revenue for the three months ended March 31, 2014 and 4.3% of our consolidated revenue for the three months ended March 31, 2013. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ deficit. Our revenue results for the three months ended March 31, 2014 were negatively impacted by $0.9 million in foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first three months of 2014 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.1 million for the three months ended March 31, 2014, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at March 31, 2014, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the three months ended March 31, 2014 and 2013, a majority of fuel costs were covered through fuel surcharges.

ITEM 4—Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of March 31, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Other than reported in “Item 3—Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2013, “Note 21. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 14. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business, and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A—Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table lists QDI’s share repurchases and deemed share repurchases during the three-months ended March 31, 2014. On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program, and it can be discontinued at any time that we feel additional purchases are not warranted. As of March 31, 2014, we have repurchased approximately 1.2 million shares valued at $8.1 million under the Repurchase Program. No shares were repurchased under the Repurchase Program during the three months ended March 31, 2014. However, shares were surrendered during the period by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards. These surrendered shares are reflected as shares purchased in the table below.

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands) (1)
January 2014	13,851	$13.83	—	$6,900
February 2014	18,111	$13.87	—	$6,900
March 2014	342	$12.38	—	$6,900

Total	32,304	$13.84	—	$6,900

(1)	Represents the amount remaining in the Repurchase Program as of the end of the period noted.
(2)	Represents shares that were surrendered during the three months ended March 31, 2014.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Mine Safety Disclosures

Not applicable.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

Exhibit No.	Description

10.1	Employment Agreement dated March 21, 2012 between Boasso America Corporation and Scott D. Giroir.

10.2	Modification to Terms of Employment for Scott D. Giroir dated March 27, 2014 between Quality Distribution, Inc. and Scott D. Giroir.

10.3	Modification to Terms of Employment for Gary R. Enzor dated March 27, 2014 between Quality Distribution, Inc. and Gary R. Enzor. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed April 2, 2014.

10.4	Modification to Terms of Employment for Joseph J. Troy dated March 27, 2014 between Quality Distribution, Inc. and Joseph J. Troy. Incorporated herein by reference to Exhibit 10.2 to Quality Distribution, Inc.’s Current Report on Form 8-K filed April 2, 2014.

10.5	Modification to Terms of Employment for Randall T. Strutz dated March 27, 2014 between Quality Distribution, Inc. and Randall T. Strutz. Incorporated herein by reference to Exhibit 10.3 to Quality Distribution, Inc.’s Current Report on Form 8-K filed April 2, 2014.

10.6	Modification to Terms of Employment for John T. Wilson dated March 27, 2014 between Quality Distribution, Inc. and John T. Wilson. Incorporated herein by reference to Exhibit 10.4 to Quality Distribution, Inc.’s Current Report on Form 8-K filed April 2, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

May 9, 2014	/S/ GARY R. ENZOR
GARY R. ENZOR,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

May 9, 2014	/S/ JOSEPH J. TROY
JOSEPH J. TROY,
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)