Form 10-Q
period 2014-06-30
QUALITY DISTRIBUTION INC
filed 2014-08-08
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 4, 2014, the registrant had 27,960,815 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Consolidated Statements of Operations

Unaudited (In 000’s, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Transportation	$184,331	$174,647	$353,857	$338,641
Service revenue	34,113	32,705	66,300	66,159
Fuel surcharge	37,155	31,944	69,929	63,918

Total operating revenues	255,599	239,296	490,086	468,718

OPERATING EXPENSES:
Purchased transportation	173,685	150,380	331,304	293,252
Compensation	22,955	25,501	44,210	51,971
Fuel, supplies and maintenance	25,630	26,486	48,760	53,615
Depreciation and amortization	5,403	6,729	10,898	13,422
Selling and administrative	7,780	8,155	15,038	15,634
Insurance costs	4,713	4,373	10,984	8,870
Taxes and licenses	740	1,150	1,676	1,982
Communication and utilities	1,023	922	1,955	2,017
(Gain) loss on disposal of property and equipment	(1,202)	1,591	(1,713)	(1,498)
Impairment charges	—	55,692	—	55,692

Total operating expenses	240,727	280,979	463,112	494,957

Operating income (loss)	14,872	(41,683)	26,974	(26,239)
Interest expense	7,282	7,884	14,646	15,607
Interest income	(121)	(234)	(245)	(445)
Gain on early extinguishment of debt	(4,217)	—	(4,217)	—
Other (income) expense, net	(154)	(271)	3	(7,243)

Income (loss) before income taxes	12,082	(49,062)	16,787	(34,158)
Provision for (benefit from) income taxes	713	(17,915)	2,345	(12,155)

Net income (loss)	$11,369	$(31,147)	$14,442	$(22,003)

PER SHARE DATA:
Net income (loss) per common share
Basic	$0.41	$(1.18)	$0.53	$(0.83)

Diluted	$0.41	$(1.18)	$0.52	$(0.83)

Weighted-average number of shares
Basic	27,404	26,460	27,248	26,542

Diluted	27,911	26,460	27,809	26,542

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Unaudited (In 000’s)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$11,369	$(31,147)	$14,442	$(22,003)

Other comprehensive income:
Amortization of prior service costs and gains	316	387	632	773
Foreign currency translation adjustment	(90)	56	(33)	91

Total other comprehensive income	226	443	599	864

Comprehensive income (loss)	$11,595	$(30,704)	$15,041	$(21,139)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited (In 000’s)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,628	$1,957
Accounts receivable, net	147,394	120,932
Prepaid expenses	12,056	13,401
Deferred tax asset, net	24,257	20,709
Other current assets	11,400	9,919

Total current assets	197,735	166,918
Property and equipment, net	162,428	170,114
Assets held-for-sale	3,975	1,129
Goodwill	32,955	32,955
Intangibles, net	15,437	16,149
Non-current deferred tax asset, net	25,692	31,401
Other assets	7,423	8,583

Total assets	$445,645	$427,249

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$4,709	$8,692
Current maturities of capital lease obligations	455	1,888
Accounts payable	11,907	10,248
Independent affiliates and independent owner-operators payable	21,754	14,398
Accrued expenses	30,677	30,580
Environmental liabilities	4,446	3,818
Accrued loss and damage claims	8,193	8,532

Total current liabilities	82,141	78,156
Long-term indebtedness, less current maturities	370,393	369,730
Capital lease obligations, less current maturities	324	2,995
Environmental liabilities	3,444	4,479
Accrued loss and damage claims	9,832	10,747
Other non-current liabilities	15,062	17,393

Total liabilities	481,196	483,500

Commitments and contingencies—Note 14
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 29,583 issued and 27,959 outstanding at June 30, 2014 and 28,779 issued and 27,203 outstanding at December 31, 2013	447,985	441,877
Treasury stock, 1,624 shares at June 30, 2014 and 1,576 shares at December 31, 2013	(11,006)	(10,557)
Accumulated deficit	(256,063)	(270,505)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(26,878)	(27,477)

Total shareholders’ deficit	(35,551)	(56,251)

Total liabilities and shareholders’ deficit	$445,645	$427,249

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Six Months Ended June 30, 2014 and 2013

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Total Shareholders’ Deficit
Balance, December 31, 2012	28,102	(879)	$437,192	$(5,849)	$(228,467)	$(189,589)	$(31,752)	$25	$(18,440)
Net loss	—	—	—	—	(22,003)	—	—	—	(22,003)
Issuance of restricted stock	247	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(30)	—	(10)	—	—	—	—	(10)
Amortization of restricted stock	—	—	910	—	—	—	—	—	910
Amortization of stock options	—	—	870	—	—	—	—	—	870
Stock option exercises	84	—	215	—	—	—	—	—	215
Purchases of treasury stock	—	(617)	—	(4,454)	—	—	—	—	(4,454)
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	773	—	773
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	91	—	91

Balance, June 30, 2013	28,433	(1,526)	$439,187	$(10,313)	$(250,470)	$(189,589)	$(30,888)	$25	$(42,048)

Balance, December 31, 2013	28,779	(1,576)	$441,877	$(10,557)	$(270,505)	$(189,589)	$(27,477)	$—	$(56,251)
Net income	—	—	—	—	14,442	—	—	—	14,442
Issuance of restricted stock	19	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(48)	—	(449)	—	—	—	—	(449)
Amortization of restricted stock	—	—	1,167	—	—	—	—	—	1,167
Amortization of stock options	—	—	535	—	—	—	—	—	535
Stock option exercises	785	—	4,406	—	—	—	—	—	4,406
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	632	—	632
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(33)	—	(33)

Balance, June 30, 2014	29,583	(1,624)	$447,985	$(11,006)	$(256,063)	$(189,589)	$(26,878)	$—	$(35,551)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited (In 000’s)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,442	$(22,003)
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Deferred income tax expense	6,076	(13,545)
Depreciation and amortization	10,898	13,422
Bad debt recoveries	(35)	(392)
Gain on disposal of property and equipment	(1,713)	(1,498)
Impairment charge	—	55,692
Gain on extinguishment of long-term debt	(4,217)	—
Stock-based compensation	1,702	1,780
Amortization of deferred financing costs	1,184	1,196
Amortization of bond discount	99	108
Release of deferred tax asset valuation allowance	(3,915)	(720)
Contingent consideration adjustment	—	(7,300)
Changes in assets and liabilities:
Accounts and other receivables	(26,835)	(15,261)
Prepaid expenses	1,844	2,198
Other assets	(1,756)	(50)
Accounts payable	784	478
Independent affiliates and independent owner-operators payable	7,356	3,608
Accrued expenses	(402)	(1,059)
Environmental liabilities	(407)	(566)
Accrued loss and damage claims	(1,252)	1,549
Other liabilities	(1,172)	(281)
Current income taxes	(193)	1,092

Net cash provided by operating activities	2,488	18,448

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,203)	(15,720)
Trojan purchase price adjustment	—	(857)
Acquisition of customer list	—	(1,000)
Proceeds from sales of property and equipment	12,021	12,597

Net cash used in investing activities	(7,182)	(4,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(17,102)	(2,228)
Principal payments on capital lease obligations	(460)	(1,032)
Proceeds from revolver	173,100	110,700
Payments on revolver	(155,200)	(117,400)
Payments on acquisition notes	(200)	(438)
Deferred financing costs	(4)	(700)
Change in book overdraft	825	1,607
Purchases of treasury stock	—	(4,454)
Proceeds from exercise of stock options	4,406	215

Net cash provided by (used in) financing activities	5,365	(13,730)

Net increase (decrease) in cash and cash equivalents	671	(262)
Cash and cash equivalents, beginning of period	1,957	2,704

Cash and cash equivalents, end of period	$2,628	$2,442

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$13,114	$14,411

Income Taxes	539	787

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

We operate the largest chemical bulk tank truck network in North America through QCI. We are the largest provider of intermodal ISO tank container and depot services in North America through Boasso. We provide logistics services to the unconventional oil and gas industry through QCER. We conduct a significant portion of our business through a network of independent affiliates and independent owner-operators. Independent affiliates are companies which enter into various term contracts with the Company. Independent affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Most of the independent affiliates lease trailers from us. Independent owner-operators are independent contractors who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with independent owner-operators may be terminated by either party on short notice. We charge independent affiliates and third-parties for the use of tractors and trailers as necessary. In exchange for the services rendered, independent affiliates and independent owner-operators are normally paid a percentage of the revenues collected on each load hauled.

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

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future period.

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued an update to authoritative guidance related to accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance will be effective beginning January 1, 2016 and it is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued an accounting pronouncement related to revenue recognition, which amends the prior guidance and provides a single, comprehensive revenue recognition model for all contracts with customers. Principles apply to the measurement of revenue and timing of its recognition. The new standard requires entities to recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration at which the entity expects to be entitled to in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently evaluating the impact of this pronouncement.

In April 2014, the FASB issued authoritative guidance, which specifies that only disposals representing a strategic shift in operations, such as a disposal of a major line of business, should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures for discontinued operations, including disclosure of pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This guidance is effective for the Company prospectively in the first quarter of fiscal 2016. Principles of the new guidance are not applicable to a component that is classified as held for sale before the effective date even if disposed of after the effective date. As the accounting standard will only impact presentation, the new standard will not have an impact on the Company’s financial position, results of operations, or cash flows.

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

Acquisitions and Dispositions

During 2013 and the first six months of 2014, we did not complete any acquisitions or dispositions of businesses or independent affiliates.

2. Variable Interest Entities

At June 30, 2014 and December 31, 2013, we have a variable interest in one variable interest entity (“VIE”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contracts with the VIE, the operating structure of the VIE and our role with the VIE, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of this VIE.

This VIE is an independent affiliate that is directly engaged in the dry bulk and chemical transportation business through the management of trucking terminals in the North East region of the U.S. We are involved with this VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $3.6 million and $3.2 million at June 30, 2014 and December 31, 2013, respectively. These loans are secured by second-priority liens on certain assets of the VIE.

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

Fair Value Measurements on a Nonrecurring Basis

The fair value of our long-term indebtedness is based on Level 2 quoted market prices. As of June 30, 2014, the carrying value and fair value are as follows (in thousands):

	Carrying Value	Fair Value
9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”)	$202,500	$216,422

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

4. Goodwill and Intangible Assets

Goodwill

Under the FASB guidance, goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. We evaluate goodwill for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit. Our chemical and intermodal reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our energy logistics reporting unit contains no goodwill. Our annual impairment test is performed during the second quarter with a measurement date of June 30th. For our intermodal and chemical logistics reporting units, we conducted our analysis under the revised goodwill impairment rules in which we qualitatively assessed whether it was more likely than not that the respective fair value of this reporting unit was less than the carrying amount. We considered various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events and events affecting the reporting unit that could indicate a potential change in the fair value of our reporting unit or the composition of its carrying values. We also considered the specific future outlook for the reporting unit based on our most recent forecasts. We determined that impairment in intermodal or chemical logistics reporting units was not likely and thus we were not required to perform a quantitative analysis. In addition, there were no indicators that a triggering event in our intermodal or chemical logistics reporting units had occurred as of the quarter ending June 30, 2014.

Goodwill within the intermodal and chemical logistics reporting units is as follows (in thousands):

	June 30, 2014	December 31, 2013
Intermodal	$31,410	$31,410
Chemical Logistics	1,545	1,545

Total	$32,955	$32,955

Intangible Assets

In 2014, our intangible assets included a tradename, customer relationships and non-compete agreements. We performed our annual impairment test in the second quarter of fiscal 2014 for the indefinite-lived intangible assets related to a tradename of approximately $7.4 million in the intermodal reporting unit as of June 30, 2014. We conducted our analysis under the revised intangibles – goodwill and other impairment rules in which we qualitatively assessed whether it was more likely than not that the respective fair value of this indefinite-lived asset was less than the carrying amount. We considered various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events and events that could indicate a potential change in the fair value of indefinite-lived assets or the composition of its carrying values. We determined that impairment of the indefinite-lived assets was not likely and thus we were not required to perform a quantitative analysis. In addition, there were no indicators that a triggering event in our intermodal reporting unit had occurred as of the quarter ending June 30, 2014.

Our long-lived assets including revenue earning equipment, operating property and equipment and intangible assets with finite lives, are tested for recoverability when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Based upon management’s review of the value of the finite-lived intangible assets in our intermodal and energy logistics reporting units, we determined that no indicators of impairment existed as of June 30, 2014.

There were no indicators that a triggering event in any of our intermodal or energy logistics reporting units had occurred as of the quarter ended June 30, 2014.

Intangible assets at June 30, 2014 are as follows (in thousands):

	Gross Book Value	Accumulated Amortization	Net Book Value	Average Lives (in years)
Tradename—Intermodal	$7,400	$—	$7,400	Indefinite
Customer relationships—Intermodal	14,260	(6,970)	7,290	10-12
Non-compete agreements—Intermodal and Energy Logistics	1,620	(873)	747	3-6

	$23,280	$(7,843)	$15,437

Of the net book value of intangibles of approximately $15.4 million at June 30, 2014, $14.7 million was allocated to our intermodal reporting unit and approximately $0.7 million was allocated to our energy logistics reporting unit.

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

Of the net book value of intangibles of approximately $16.1 million at December 31, 2013, $15.3 million was allocated to our intermodal reporting unit and $0.8 million was allocated to our energy logistics reporting unit.

Amortization expense for the three months ended June 30, 2014 and 2013 was $0.3 million and $1.0 million, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $0.7 million and $2.1 million, respectively. Estimated amortization expense for intangible assets is as follows (in thousands):

2014 remaining	$709
2015	1,418
2016	1,413
2017	1,338
2018	1,218
2019 and thereafter	1,941

Total	$8,037

5. Long-term Indebtedness

Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility (“Term Loan”) which was fully funded on July 15, 2013. Borrowings under the Term Loan bear interest at a margin equal to 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% after 18 months if a senior secured leverage ratio is met. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates. Beginning no earlier than the 12-month anniversary of the Term Loan and no later than the 24-month anniversary of the Term Loan, we will be subject to mandatory repayment of the principal amount of the Term Loan in equal quarterly payments for the remainder of the maturity period. We currently estimate that repayments will begin in the second quarter of 2015. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. We may voluntarily repay the outstanding amount under the Term Loan at any time without premium or penalty, other than customary “breakage” costs with respect to the LIBOR loans. As of June 30, 2014 and December 31, 2013, the balance of the Term Loan was $17.5 million. The interest rate on borrowings under the Term Loan at June 30, 2014 and December 31, 2013 was 3.7%.

We recorded $0.6 million in debt issuance costs related to the Term Loan and are amortizing these costs over the term of the Term Loan.

June 2014 5% Subordinated Notes

As part of the consideration we paid for a 2012 acquisition, we issued promissory notes in an aggregate principal amount of $21.3 million (the “Acquisition Notes”). The Acquisition Notes contained a fixed interest rate of 5.0% per annum and had a maturity date of June 1, 2017. On November 12, 2013, we made optional principal payments of $2.1 million. On June 12, 2014, we extinguished the remaining principal balance of the Acquisition Notes of $19.2 million at a discount for $15.0 million in cash. As a result of this transaction, we recognized a gain on early extinguishment of debt of $4.2 million for the three months ended June 30, 2014. The cash payment on the Acquisition Notes was funded with proceeds from borrowings under our ABL Facility and cash on hand.

July 2014 Notes Redemption

On July 16, 2014, we redeemed a portion of our 9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”) in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium of $0.7 million. The redemption was funded with borrowings under our ABL Facility and cash on hand. In the third quarter of 2014, $0.4 million of unamortized debt issuance costs related to this redemption will be written off. Following this redemption, the outstanding principal amount of the 2018 Notes is $180.0 million.

6. Income (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations follows (in thousands, except per share amounts):

	Three months ended
	June 30, 2014			June 30, 2013
	Net income (numerator)	Shares (denominator)	Per-share amount	Net loss (numerator)	Shares (denominator)	Per-share amount
Basic income (loss) available to common shareholders:	$11,369	27,404	$0.41	$(31,147)	26,460	$(1.18)
Effect of dilutive securities:
Stock options	—	396	—	—	—	—
Unvested restricted stock	—	83	—	—	—	—
Unvested restricted stock units	—	28	—	—	—	—

Diluted income (loss) available to common shareholders:	$11,369	27,911	$0.41	$(31,147)	26,460	$(1.18)

	Six months ended
	June 30, 2014			June 30, 2013
	Net income (numerator)	Shares (denominator)	Per-share amount	Net loss (numerator)	Shares (denominator)	Per-share amount
Basic income (loss) available to common shareholders:	$14,442	27,248	$0.53	$(22,003)	26,542	$(0.83)
Effect of dilutive securities:
Stock options	—	419	—	—	—	—
Unvested restricted stock	—	121	—	—	—	—
Unvested restricted stock units	—	21	—	—	—	—

Diluted income (loss) available to common shareholders:	$14,442	27,809	$0.52	$(22,003)	26,542	$(0.83)

The following securities were not included in the calculation of diluted income per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock options	869	2,005	845	2,026
Unvested restricted stock	123	323	85	353
Unvested restricted stock units	537	—	545	—

7. Stock-Based Compensation

On March 7, 2014, the Compensation Committee of the Board of Directors granted executives and certain employees 566,168 restricted stock units (“RSUs”) under our 2012 Equity Incentive Plan. Of these 566,168 RSUs, 375,584 RSUs are performance based and 190,584 RSUs are time-based. The performance RSUs are based on the achievement of multi-year financial objectives established by the Compensation Committee for a performance period from January 1, 2014 through December 31, 2016. The number of shares that may be earned from the performance RSUs is based upon a target number of shares, subject to minimum and maximum numbers of shares and certain performance criteria, with shares earned for performance between the minimum performance level and the maximum performance level calculated based on a linear interpolation. The time-based RSUs vest ratably on each anniversary of the grant date over a three-year period ending March 7, 2017.

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

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of June 30, 2014 (in thousands):

		Remaining years
Restricted stock units	$6,057	2.7
Stock options	1,417	2.0
Restricted stock	1,306	2.0

	$8,780

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

We use a December 31st measurement date for both of our plans.

The components of net periodic pension cost are estimated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost	$41	$42	$83	$83
Interest cost	503	464	1,006	927
Amortization of prior service cost	23	23	47	47
Amortization of loss	293	364	585	726
Expected return on plan assets	(642)	(586)	(1,284)	(1,169)

Net periodic pension cost	$218	$307	$437	$614

We contributed $1.4 million to our pension plans during the six months ended June 30, 2014. We expect to contribute an additional $2.1 million during the remainder of 2014.

Multi-employer pension plans

At June 30, 2014, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 2.9% of our total workforce, including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

We do not currently intend to withdraw from the three multi-employer pension plans or take any actions that we are not entitled to take that would subject us to payment of contingent obligations upon withdrawal from such plans. Based on information provided to us from the trustees of these plans, we estimate our portion of the contingent liability in the case of a full withdrawal or termination from these plans to be approximately $85.6 million, of which $79.8 million relates to the Central States Southeast and Southwest Areas Pension Plan.

These defined benefit plans cover substantially all of our union employees not covered under the TTWU Plan. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these multi-employer plans is not readily available.

9. Accumulated Other Comprehensive Loss

The components and changes to accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign currency translation
Beginning balance	$(1,004)	$(1,145)	$(1,061)	$(1,180)
Net (loss) gain on foreign currency translation, net of tax	(90)	56	(33)	91

Ending balance	$(1,094)	$(1,089)	$(1,094)	$(1,089)

Pension benefits
Beginning balance	$(26,100)	$(30,186)	$(26,416)	$(30,572)
Amortization of prior service cost	23	23	47	47
Amortization of gain	293	364	585	726

Ending balance	$(25,784)	$(29,799)	$(25,784)	$(29,799)

Total AOCI ending balance	$(26,878)	$(30,888)	$(26,878)	$(30,888)

(1)	Prior service cost and actuarial gain are included as part of the Company’s net periodic benefit cost. Refer to Note 8.

Reclassifications out of accumulated other comprehensive loss were nominal.

10. Restructuring

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010. The restructuring plan consisted of various actions including termination of approximately 380 non-driver positions and the consolidation, closure or affiliation of underperforming company-operated terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters, and resulted in charges during 2008, 2009 and 2010, primarily related to our chemical logistics segment. As of June 30, 2014, we have approximately $1.2 million of restructuring charges included in accrued expenses on the Consolidated Balance Sheet which are expected to be paid through 2017.

In the six months ended June 30, 2014, we had the following activity in our restructuring accrual (in thousands):

	Balance at December 31, 2013	Payments	Balance at June 30, 2014
Restructuring costs	$1,582	$(375)	$1,207

11. Segment Reporting

Reportable Segments

The Company has three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered. Historically, the Company included certain shared services and corporate expenses within its Chemical Logistics segment. Beginning as of and for the three months ended March 31, 2014, the Company has allocated these items to “Shared Services.” The allocation represents a change in our segment measure as opposed to a change in operating or reportable segments. Shared Services consists of corporate and shared services overhead costs, including information technology, driver recruiting, accounting, stock-based compensation, pension, environmental and other corporate headquarters costs. Segment results for the 2013 quarterly periods were reclassified to conform to the current year presentation. Our segments are delineated as follows:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network that includes company-operated terminals and terminals operated by 26 independent affiliates, and equipment rental income;

•	Energy Logistics, which consists primarily of the transportation of fresh water, disposal water and crude oil for the unconventional oil and gas (“UCO&G”) market, through our network of company-operated terminals and terminals operated by 4 independent affiliates, and equipment rental income; and

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business primarily supporting the international movement of bulk liquids.

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

Summarized segment data and a reconciliation to income before income taxes follow (in thousands):

	Three Months Ended June 30, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$123,572	$40,378	$20,381	$—	$184,331
Service revenue	17,812	2,127	13,801	373	34,113
Fuel surcharge	30,282	1,485	5,388	—	37,155

Total operating revenues	171,666	43,990	39,570	373	255,599

Segment operating income (loss)	20,736	2,710	6,600	(10,973)	19,073
Depreciation and amortization	2,425	2,052	836	90	5,403
Other (income) expense	(1,069)	(114)	(19)	—	(1,202)

Operating income (loss)	19,380	772	5,783	(11,063)	14,872

Interest expense	1,590	4,169	1,512	11	7,282
Interest income	(116)	(5)	—	—	(121)
Other income	(154)	—	—	(4,217)	(4,371)

Income (loss) before income taxes	$18,060	$(3,392)	$4,271	$(6,857)	$12,082

	Three Months Ended June 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$113,206	$42,572	$18,869	$—	$174,647
Service revenue	16,629	2,500	13,283	293	32,705
Fuel surcharge	27,189	40	4,715	—	31,944

Total operating revenues	157,024	45,112	36,867	293	239,296

Segment operating income (loss)	21,023	4,845	6,664	(10,203)	22,329

	Three Months Ended June 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Depreciation and amortization	2,885	2,892	828	124	6,729
Impairment charges (1)	—	55,692	—	—	55,692
Other expense	88	1,376	74	53	1,591

Operating income (loss)	18,050	(55,115)	5,762	(10,380)	(41,683)

Interest expense	2,491	3,860	1,508	25	7,884
Interest income	(234)	—	—	—	(234)
Other income	(271)	—	—	—	(271)

Income (loss) before income taxes	$16,064	$(58,975)	$4,254	$(10,405)	$(49,062)

	Six Months Ended June 30, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$238,195	$76,327	$39,335	$—	$353,857
Service revenue	34,955	4,073	26,775	497	66,300
Fuel surcharge	57,334	2,515	10,080	—	69,929

Total operating revenues	330,484	82,915	76,190	497	490,086

Segment operating income (loss)	39,365	5,446	12,672	(21,324)	36,159
Depreciation and amortization	4,872	4,185	1,654	187	10,898
Other (income) expense	(2,017)	323	(19)	—	(1,713)

Operating income (loss)	36,510	938	11,037	(21,511)	26,974

Interest expense	3,278	8,319	3,025	24	14,646
Interest income	(234)	(11)	—	—	(245)
Other expense (income)	3	—	—	(4,217)	(4,214)

Income (loss) before income taxes	$33,463	$(7,370)	$8,012	$(17,318)	$16,787

	Six Months Ended June 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$222,274	$79,502	$36,865	$—	$338,641
Service revenue	33,003	6,421	26,423	312	66,159
Fuel surcharge	54,451	273	9,194	—	63,918

Total operating revenues	309,728	86,196	72,482	312	468,718

Segment operating income (loss)	41,434	7,559	13,332	(20,948)	41,377
Depreciation and amortization	5,647	5,893	1,636	246	13,422
Impairment charges (1)	—	55,692	—	—	55,692
Other (income) expense	(795)	1,596	74	(2,373)	(1,498)

Operating income (loss)	36,582	(55,622)	11,622	(18,821)	(26,239)

Interest expense	4,771	7,772	3,015	49	15,607
Interest income	(445)	—	—	—	(445)
Other income	(443)	(6,800)	—	—	(7,243)

Income (loss) before income taxes	$32,699	$(56,594)	$8,607	$(18,870)	$(34,158)

(1)	Includes an impairment charge of $55.2 million of goodwill and $0.5 million of intangible assets related to our energy logistics reporting unit.

12. Income Taxes

At December 31, 2013, we had approximately $2.5 million of total gross unrecognized tax benefits. Of this total, $1.3 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Included in the balance of total gross unrecognized tax benefits at December 31, 2013 was less than $0.1 million related to tax positions for which it was reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of the applicable statute of limitations.

For the six months ended June 30, 2014, the net change to our total gross unrecognized tax benefit was a decrease of $0.1 million. Our total gross unrecognized tax benefit at June 30, 2014 was $2.4 million. This represents the total of our unrecognized tax benefits (not including interest and penalties).

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.5 million (net of federal tax benefit) accrued for interest and $0.2 million accrued for penalties at December 31, 2013. The total amount accrued for interest and penalties at June 30, 2014 was $0.6 million.

We are subject to income tax in the U.S., Canada, and Mexico, as well as in multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for the years before 2007, to international examinations for years before 2008 and, with few exceptions, to state examinations before 2008.

The effective tax rates for the six months ended June 30, 2014 and 2013 were 14.0% and 35.6%, respectively. The effective tax rate for the six months ended June 30, 2014 differed from our statutory rate primarily due to the release of the foreign tax credit valuation allowance of $3.9 million and a favorable state tax adjustment. The effective tax rate for the six months ended June 30, 2013 differed from our statutory rate due to a partial release of the foreign tax credit valuation allowance and a favorable audit settlement.

13. Share Repurchase Program

On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million in shares of our common stock in an open-ended repurchase program (the “Repurchase Program”). The Repurchase Program does not have an expiration date. Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program and it can be discontinued at any time that we feel additional purchases are not warranted. As of June 30, 2014, we have repurchased approximately 1.2 million shares valued at $8.1 million under the Repurchase Program, with the authority to repurchase an additional $6.9 million of shares.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account the reserves described below, should not be material to our business or financial condition. As of June 30, 2014 and December 31, 2013, we had reserves in the amount of approximately $7.9 million and $8.3 million, respectively, for all environmental matters, of which the most significant are presented and discussed below.

	Number of Sites		Reserves (in millions)
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Multi-party sites	16	17	$1.5	$2.1
Sole party major sites:
Bridgeport, New Jersey	1	1	3.8	3.6
William Dick, Pennsylvania	1	1	0.8	0.7
Other Properties	7	7	1.8	1.9

Total	25	26	$7.9	$8.3

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

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 25 sites at June 30, 2014.

Multi-Party Sites

At 16 of the 25 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 2 of the 16 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment, we have not established a reserve for these matters. At 4 of the 16 sites, we have received notices about our potential liability; however, we do not have enough information upon which to estimate our potential liability at this time, and as a result we have not established a reserve for these matters. At 9 of the 16 sites, 1 is in settlement discussions, 4 are in long-term operation and maintenance, and 4 are in various stages of remedial investigation or remedial action work.

At one of the sixteen sites, we are one of approximately seventy companies party to a May 2007 Administrative Order on Consent (“AOC”) with the U.S. Environmental Protection Agency (“USEPA”) to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the lower seventeen mile stretch of the Passaic River, known as the Lower Passaic River Study Area. The RI/FS is ongoing and has not been completed. Sampling results indicate that the primary contaminants of concern in the river are dioxin, mercury and PCBs. Separately, in April 2014, USEPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for an interim remedy of the lower eight miles of the Lower Passaic River Study Area. The EPA’s preferred plan in the FFS would involve dredging the river bank to bank and installing an engineered cap. EPA is accepting public comments on the FFS through August 20, 2014, though this period may be extended. The AOC for the RI/FS does not obligate us to fund or perform any remedial action contemplated by the FFS or any permanent remedy that may be recommended in the RI/FS. There are many uncertainties associated with the final cost and allocation of potential liability for any remedial actions on the river and the Company cannot reliably estimate its portion of the final costs for this matter at this time. In addition, we have found no evidence that the Company’s operations at this location contributed any contaminants of concern to the river. The Company believes that the evidence developed so far indicates that companies other than ours are responsible for substantially all of the remediation that may be ultimately required. We have set reserves for only our share of the costs of the RI/FS and a small dredging and capping project at River Mile 10 performed by the seventy companies, that has now been completed, except for operations and maintenance of less than $0.1 million. The Company will vigorously defend itself in this matter.

We have estimated future expenditures for these 16 multi-party environmental matters to be in the range of $1.5 million to $3.8 million. As of June 30, 2014, we have reserved $1.5 million.

Sole Party Major Sites

At 9 of the 25 sites, we are alleged to be the only responsible party and are in the process of conducting investigations and/or remediation projects. Six of these projects relate to operations conducted by CLC and its subsidiaries prior to our acquisition of CLC in 1998. These six sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; (5) Charleston, West Virginia; and (6) East Rutherford, New Jersey. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these 6 CLC sites is discussed in more detail below. We have estimated future expenditures for these 9 properties to be in the range of $6.4 million to $16.7 million. As of June 30, 2014, we have reserved $6.4 million.

Bridgeport, New Jersey

QDI is required under the terms of three federal consent decrees to perform remediation work at this operating truck terminal and tank wash site. CLC entered into consent orders with USEPA in 1991 to treat groundwater, in 1998 to remove contamination in the wetlands, and in 2010 to assess and remediate contaminated soils at the site.

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began long-term operations in July 2011 and is in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Based on the second annual groundwater report, contamination does not appear to be completely delineated and a limited number of additional monitoring wells are expected to be installed. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA and is on-going. USEPA has requested additional monitoring through 2017. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered into a consent order with USEPA in 2010 to perform the remediation work, which will consist primarily of in-place thermal treatment. In late 2012, USEPA concluded that our additional required site investigation work for delineation purposes was complete. We have finished the preliminary engineering design phase, the 95% design and the 100% design report for the thermal treatment of contaminated soils. The final design includes limited groundwater extraction with treatment through the existing plant. Comments from USEPA on the 100% thermal design report have been received and substantially addressed. The project is now entering the pre-construction site activity phase, which includes application for certain NJDEP permits to perform the work. We have estimated aggregate expenditures for the Bridgeport location to be in the range of $3.8 million to $8.5 million. As of June 30, 2014, we have reserved $3.8 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in 1995 to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of a groundwater treatment facility with local discharge in 2007 and the treatment facility began operations in 2010. Although initial soil treatment was completed in 2007, test results indicated that soil clean-up objectives were not fully achieved in both shallow and deep soil subzones. Soil piles generated from previous isolated discrete removal actions were subsequently treated on-site. During 2013, we received notification from USEPA that this work is now complete. The treated soil was used as backfill at the site. The fieldwork for further limited soil remediation consisting of targeted in-situ chemical treatment of the deep soil subzones at the site has been concluded, and no further remediation work in the deep soil subzones is expected. Limited soil sampling in the shallow soil subzone confirmed that targeted in-situ chemical treatment should complete the soils remediation work for this area and at the site. We have estimated aggregate expenditures for the William Dick location to be in the range of $0.8 million to $3.4 million. As of June 30, 2014, we have reserved $0.8 million.

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

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at this truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. In 2012, we entered into the state’s voluntary clean-up program which requires us to perform additional sampling to close the site. The sampling work phase that was negotiated with the State of West Virginia has been completed at the site, and a report was submitted to the West Virginia Department of Environmental Protection (“WVDEP”) in which we requested confirmation from the WVDEP that no additional sampling work will be necessary. Comments have been received and a response has been submitted.

East Rutherford, NJ: This former truck terminal property was sold after CLC completed a plan of remediation relating to a diesel fuel release but New Jersey Department of Environmental Protection (“NJDEP”) did not grant closure. Additional soil sampling and groundwater monitoring work is necessary to close the site under the State’s licensed site remediation professional program. Soil sampling results indicate further sampling is necessary to delineate the extent of contamination that may require limited remediation.

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

We have estimated aggregate future expenditures for Tonawanda, Scary Creek, Charleston, East Rutherford and ISRA New Jersey to be in the range of $1.8 million to $4.8 million. As of June 30, 2014, we have reserved $1.8 million.

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

Our estimated aggregate maximum exposure under these lease guarantees was approximately $32.4 million as of June 30, 2014, which represents the total amount of the remaining lease payments on all outstanding guaranteed leases as of that date. However, upon a default, we are likely to, and have contractual rights to, take actions to reduce or recoup our expenditures, including purchasing the tractor and reselling it to recover all or a portion of the amounts paid, or facilitating an arrangement between the third-party vendor and another independent owner-operator to assume the lease. In addition, up to 50% of any realized losses related to independent owner-operators managed by independent affiliates could be recouped from those independent affiliates pursuant to agreements with those independent affiliates. Therefore, we believe our potential exposure is substantially less than $32.4 million and would not have a material adverse effect on our consolidated financial position, results of operations or cash flows . We did not incur any material levels of default under these leases during the six months ended June 30, 2014.

16. Guarantor Subsidiaries

At and during the six months ended June 30, 2014, there were outstanding 2018 Notes that were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

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

The following condensed consolidating financial information for QDI, QD LLC and QD Capital, which has no material assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at June 30, 2014 and December 31, 2013 and condensed consolidating statements of operations for the three and six-month periods ended June 30, 2014 and 2013, respectively, and the condensed consolidating statements of cash flows for each of the six-month periods ended June 30, 2014 and 2013.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

In the second quarter of 2014, the Company revised certain amounts within its guarantor subsidiaries condensed consolidating balance sheet. Specifically, the investment in subsidiary, intercompany, and retained earnings balances, have been adjusted resulting in revisions between QDI, QD LLC and QD Capital, and its guarantor subsidiaries. The impact of the revision, which impacted only the condensed consolidating balance sheet, is not material in the aggregate and had no impact or effect on our consolidated financial statements for any periods presented. Financial definitions and provisions under the Company’s 9.875% Second-Priority Senior Secured Notes Due 2018 (“2018 Notes”), the revolving credit facility (“ABL Facility”) and the senior secured term loan facility (“Term Loan”) are calculated solely on the basis of our consolidated financial statements, and the revision has no impact on our compliance with the provisions of our indebtedness. As prior period information is presented, the Company will similarly revise the condensed consolidating balance sheets in future filings.

Condensed Consolidating Balance Sheet - Revised

As of December 31, 2013

	QDI		QD LLC and QD Capital		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	As Reported	Previously Reported	As Reported	Previously Reported	As Reported	Previously Reported	As Reported	Previously Reported	As Reported	Previously Reported	As Reported
ASSETS
Investment in subsidiaries - long-term	$(123,790)	$(123,790)	$388,157	$322,433	$—	$—	$—	$—	$(264,367)	$(198,643)	$—	$—
Intercompany - long-term	$144,057	$144,057	$194,293	$260,017	$359,733	$223,304	$12,213	$6,375	$(710,296)	$(633,753)	$—	$—
Total	$20,267	$20,267	$582,450	$582,450	$359,733	$223,304	$12,213	$6,375	$(974,663)	$(832,396)	$—	$—
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Intercompany - long-term	$—	$—	$355,044	$355,044	$350,562	$278,581	$4,690	$128	$(710,296)	$(633,753)	$—	$—
Accumulated (deficit) retained earnings	$(270,505)	$(270,505)	$(262,159)	$(262,159)	$15,881	$(48,567)	$5,085	$3,809	$241,193	$306,917	$(270,505)	$(270,505)
Total	$(270,505)	$(270,505)	$92,885	$92,885	$366,443	$230,014	$9,775	$3,937	$(469,103)	$(326,836)	$(270,505)	$(270,505)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income (Loss)

Three Months Ended June 30, 2014

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$184,331	$—	$—	$184,331
Service revenue	—	—	34,104	9	—	34,113
Fuel surcharge	—	—	37,155	—	—	37,155

Total operating revenues	—	—	255,590	9	—	255,599

Operating expenses:
Purchased transportation	—	—	173,685	—	—	173,685
Compensation	—	—	22,955	—	—	22,955
Fuel, supplies and maintenance	—	—	25,630	—	—	25,630
Depreciation and amortization	—	—	5,403	—	—	5,403
Selling and administrative	—	60	7,714	6	—	7,780
Insurance costs	—	—	4,705	8	—	4,713
Taxes and licenses	—	—	740	—	—	740
Communication and utilities	—	—	1,023	—	—	1,023
Gain on disposal of property and equipment	—	—	(1,202)	—	—	(1,202)

Operating (loss) income	—	(60)	14,937	(5)	—	14,872
Interest expense, non-related party, net	—	6,957	204	—	—	7,161
Interest (income) expense, related party, net	—	(6,957)	7,046	(89)	—	—
Gain on early extinguishment of debt	—	—	(4,217)	—	—	(4,217)
Other income	—	—	(92)	(62)	—	(154)

(Loss) income before income taxes	—	(60)	11,996	146	—	12,082
(Benefit from) provision for income taxes	(135)	—	846	2	—	713
Equity in earnings of subsidiaries	11,234	11,294	—	—	(22,528)	—

Net income	$11,369	$11,234	$11,150	$144	$(22,528)	$11,369

Total other comprehensive income (loss), net of tax	226	226	316	(90)	(452)	226

Comprehensive income	$11,595	$11,460	$11,466	$54	$(22,980)	$11,595

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income (Loss)

Three Months Ended June 30, 2013

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$174,647	$—	$—	$174,647
Service revenue	—	—	32,672	33	—	32,705
Fuel surcharge	—	—	31,944	—	—	31,944

Total operating revenues	—	—	239,263	33	—	239,296

Operating expenses:
Purchased transportation	—	—	150,380	—	—	150,380
Compensation	—	—	25,501	—	—	25,501
Fuel, supplies and maintenance	—	—	26,485	1	—	26,486
Depreciation and amortization	—	—	6,729	—	—	6,729
Selling and administrative	—	81	8,066	8	—	8,155
Insurance costs	—	—	4,365	8	—	4,373
Taxes and licenses	—	—	1,150	—	—	1,150
Communication and utilities	—	—	922	—	—	922
Loss (gain) on disposal of property and equipment	—	—	1,641	(50)	—	1,591
Impairment charges	—	—	55,692	—	—	55,692

Operating (loss) income	—	(81)	(41,668)	66	—	(41,683)
Interest expense, non-related party, net	—	7,412	238	—	—	7,650
Interest (income) expense, related party, net	—	(7,412)	7,477	(65)	—	—
Other (income) expense	—	—	(318)	47	—	(271)

(Loss) income before income taxes	—	(81)	(49,065)	84	—	(49,062)
Provision for (benefit from) income taxes	20	—	(17,962)	27	—	(17,915)
Equity in loss of subsidiaries	(31,127)	(31,046)	—	—	62,173	—

Net (loss) income	$(31,147)	$(31,127)	$(31,103)	$57	$62,173	$(31,147)

Total other comprehensive income, net of tax	443	443	387	56	(886)	443

Comprehensive (loss) income	$(30,704)	$(30,684)	$(30,716)	$113	$61,287	$(30,704)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income (Loss)

Six Months Ended June 30, 2014

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$353,857	$—	$—	$353,857
Service revenue	—	—	66,276	24	—	66,300
Fuel surcharge	—	—	69,929	—	—	69,929

Total operating revenues	—	—	490,062	24	—	490,086

Operating expenses:
Purchased transportation	—	—	331,300	4	—	331,304
Compensation	—	—	44,210	—	—	44,210
Fuel, supplies and maintenance	—	—	48,758	2	—	48,760
Depreciation and amortization	—	—	10,898	—	—	10,898
Selling and administrative	—	62	14,964	12	—	15,038
Insurance costs	—	—	10,968	16	—	10,984
Taxes and licenses	—	—	1,676	—	—	1,676
Communication and utilities	—	—	1,955	—	—	1,955
Gain on disposal of property and equipment	—	—	(1,713)	—	—	(1,713)

Operating (loss) income	—	(62)	27,046	(10)	—	26,974
Interest expense, non-related party, net	—	13,850	551	—	—	14,401
Interest (income) expense, related party, net	—	(13,850)	14,018	(168)	—	—
Gain on early extinguishment of debt	—	—	(4,217)	—	—	(4,217)
Other expense (income)	2	—	3	(2)	—	3

(Loss) income before income taxes	(2)	(62)	16,691	160	—	16,787
(Benefit from) provision for income taxes	(253)	—	2,671	(73)	—	2,345
Equity in earnings of subsidiaries	14,191	14,253	—	—	(28,444)	—

Net income	$14,442	$14, 191	$14,020	$233	$(28,444)	$14,442

Total other comprehensive income (loss), net of tax	599	599	632	(33)	(1,198)	599

Comprehensive income	$15,041	$14,790	$14,652	$200	$(29,642)	$15,041

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income (Loss)

Six Months Ended June 30, 2013

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$338,641	$—	$—	$338,641
Service revenue	—	—	66,033	126	—	66,159
Fuel surcharge	—	—	63,918	—	—	63,918

Total operating revenues	—	—	468,592	126	—	468,718

Operating expenses:
Purchased transportation	—	—	293,252	—	—	293,252
Compensation	—	—	51,971	—	—	51,971
Fuel, supplies and maintenance	—	—	53,607	8	—	53,615
Depreciation and amortization	—	—	13,422	—	—	13,422
Selling and administrative	—	132	15,476	26	—	15,634
Insurance costs	—	—	8,854	16	—	8,870
Taxes and licenses	—	—	1,982	—	—	1,982
Communication and utilities	—	—	2,017	—	—	2,017
Gain on disposal of property and equipment	—	—	(1,448)	(50)	—	(1,498)
Impairment charges			55,692			55,692

Operating (loss) income	—	(132)	(26,233)	126	—	(26,239)
Interest expense, non-related party, net	—	14,816	346	—	—	15,162
Interest (income) expense, related party, net	—	(14,816)	14,983	(167)	—	—
Other (income) expense	—	—	(7,336)	93	—	(7,243)

(Loss) income before income taxes	—	(132)	(34,226)	200	—	(34,158)
Provision for (benefit from) income taxes	6	—	(12,214)	53	—	(12,155)
Equity in loss of subsidiaries	(21,997)	(21,865)	—	—	43,862	—

Net (loss) income	$(22,003)	$(21,997)	$(22,012)	$147	$43,862	$(22,003)

Total other comprehensive income, net of tax	864	864	773	91	(1,728)	864

Comprehensive (loss) income	$(21,139)	$(21,133)	$(21,239)	$238	$42,134	$(21,139)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

June 30, 2014

Unaudited—(In 000’s)

(Continued)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$2,554	$74	$—	$2,628
Accounts receivable, net	—	—	147,392	2	—	147,394
Prepaid expenses	—	8	12,041	7	—	12,056
Deferred tax asset, net	—	—	24,257	—	—	24,257
Intercompany	—	—	441,265	95	(441,360)	—
Other current assets	(19)	—	11,444	(25)	—	11,400

Total current assets	(19)	8	638,953	153	(441,360)	197,735
Property and equipment, net	—	—	162,428	—	—	162,428
Assets held-for-sale	—	—	3,975	—	—	3,975
Goodwill	—	—	32,955	—	—	32,955
Intangibles, net	—	—	15,437	—	—	15,437
Non-current deferred tax asset, net	(2,132)	—	27,824	—	—	25,692
Investment in subsidiaries	(109,000)	337,372	—	—	(228,372)	—
Intercompany	155,401	297,123	241,475	6,719	(700,718)	—
Other assets	—	6,501	922	—	—	7,423

Total assets	$44,250	$641,004	$1,123,969	$6,872	$(1,370,450)	$445,645

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	$3,500	$1,209	$—	$—	$4,709
Current maturities of capital lease obligations	—	—	455	—	—	455
Accounts payable	—	—	11,907	—	—	11,907
Intercompany	79,801	—	361,559	—	(441,360)	—
Independent affiliates and independent owner-operators payable	—	—	21,754	—	—	21,754
Accrued expenses	—	3,920	26,759	(2)	—	30,677
Environmental liabilities	—	—	4,446	—	—	4,446
Accrued loss and damage claims	—	—	8,193	—	—	8,193

Total current liabilities	79,801	7,420	436,282	(2)	(441,360)	82,141
Long-term indebtedness, less current maturities	—	369,542	851	—	—	370,393
Capital lease obligations, less current maturities	—	—	324	—	—	324
Environmental liabilities	—	—	3,444	—	—	3,444
Accrued loss and damage claims	—	—	9,832	—	—	9,832
Intercompany	—	373,042	327,376	300	(700,718)	—
Other non-current liabilities	—	—	15,062	—	—	15,062

Total liabilities	79,801	750,004	793,171	298	(1,142,078)	481,196
Shareholders’ (deficit) equity:
Common stock	447,985	354,963	390,760	3,578	(749,301)	447,985
Treasury stock	(11,006)	—	—	—	—	(11,006)
Accumulated (deficit) retained earnings	(256,063)	(247,968)	(34,547)	4,042	278,473	(256,063)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(26,878)	(26,406)	(25,415)	(991)	52,812	(26,878)

Total shareholders’ (deficit) equity	(35,551)	(109,000)	330,798	6,574	(228,372)	(35,551)

Total liabilities and shareholders’ (deficit) equity	$44,250	$641,004	$1,123,969	$6,872	$(1,370,450)	$445,645

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2013

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$1,876	$81	$—	$1,957
Accounts receivable, net	—	—	120,916	16	—	120,932
Prepaid expenses	—	58	13,321	22	—	13,401
Deferred tax asset, net	—	—	20,709	—	—	20,709
Intercompany	—	—	410,521	109	(410,630)	—
Other current assets	(18)	—	10,084	(147)	—	9,919

Total current assets	(18)	58	577,427	81	(410,630)	166,918
Property and equipment, net	—	—	170,114	—	—	170,114
Assets held-for-sale	—	—	1,129	—	—	1,129
Goodwill	—	—	32,955	—	—	32,955
Intangibles, net	—	—	16,149	—	—	16,149
Non-current deferred tax asset, net	(2,239)	—	33,640	—	—	31,401
Investment in subsidiaries	(123,790)	322,433	—	—	(198,643)	—
Intercompany	144,057	260,017	223,304	6,375	(633,753)	—
Other assets	—	7,681	902	—	—	8,583

Total assets	$18,010	$590,189	$1,055,620	$6,456	$(1,243,026)	$427,249

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	$5,833	$2,859	$—	$—	$8,692
Current maturities of capital lease obligations	—	—	1,888	—	—	1,888
Accounts payable	—	—	10,248	—	—	10,248
Intercompany	74,246	—	336,384	—	(410,630)	—
Independent affiliates and independent owner-operators payable	—	—	14,398	—	—	14,398
Accrued expenses	15	3,892	26,672	1	—	30,580
Environmental liabilities	—	—	3,818	—	—	3,818
Accrued loss and damage claims	—	—	8,532	—	—	8,532

Total current liabilities	74,261	9,725	404,799	1	(410,630)	78,156
Long-term indebtedness, less current maturities	—	349,210	20,520	—	—	369,730
Capital lease obligations, less current maturities	—	—	2,995	—	—	2,995
Environmental liabilities	—	—	4,479	—	—	4,479
Accrued loss and damage claims	—	—	10,747	—	—	10,747
Intercompany	—	355,044	278,581	128	(633,753)	—
Other non-current liabilities	—	—	17,353	40	—	17,393

Total liabilities	74,261	713,979	739,474	169	(1,044,383)	483,500
Shareholders’ (deficit) equity:
Common stock	441,877	354,963	390,760	3,491	(749,214)	441,877
Treasury stock	(10,557)	—	—	—	—	(10,557)
Accumulated (deficit) retained earnings	(270,505)	(262,159)	(48,567)	3,809	306,917	(270,505)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(27,477)	(27,005)	(26,047)	(958)	54,010	(27,477)

Total shareholders’ (deficit) equity	(56,251)	(123,790)	316,146	6,287	(198,643)	(56,251)

Total liabilities and shareholders’ (deficit) equity	$18,010	$590,189	$1,055,620	$6,456	$(1,243,026)	$427,249

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2014

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$14,442	$14,191	$14,020	$233	$(28,444)	$14,442
Adjustments for non-cash charges	(12,236)	(26,820)	20,859	(168)	28,444	10,079
Net changes in assets and liabilities	92	1,258	(23,371)	(12)	—	(22,033)
Intercompany activity	(2,298)	11,371	(9,013)	(60)	—	—

Net cash provided by (used in) operating activities	—	—	2,495	(7)	—	2,488

Cash flows from investing activities:
Capital expenditures	—	—	(19,203)	—	—	(19,203)
Proceeds from sales of property and equipment	—	—	12,021	—	—	12,021

Net cash used in investing activities	—	—	(7,182)	—	—	(7,182)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(17,562)	—	—	(17,562)
Proceeds from revolver	—	173,100	—	—	—	173,100
Payments on revolver	—	(155,200)	—	—	—	(155,200)
Deferred financing costs	—	(4)	—	—	—	(4)
Proceeds from exercise of stock options	4,406	—	—	—	—	4,406
Other	—	—	625	—	—	625
Intercompany activity	(4,406)	(17,896)	22,302	—	—	—

Net cash provided by financing activities	—	—	5,365	—	—	5,365

Net increase (decrease) in cash and cash equivalents	—	—	678	(7)	—	671
Cash and cash equivalents, beginning of period	—	—	1,876	81	—	1,957

Cash and cash equivalents, end of period	$—	$—	$2,554	$74	$—	$2,628

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2013

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(22,003)	$(21,997)	$(22,012)	$147	$43,862	$(22,003)
Adjustments for non-cash charges	23,770	8,353	61,419	(937)	(43,862)	48,743
Net changes in assets and liabilities	(13)	385	(8,638)	(26)	—	(8,292)
Intercompany activity	(1,754)	13,259	(12,340)	835	—	—

Net cash provided by operating activities	—	—	18,429	19	—	18,448

Cash flows from investing activities:
Capital expenditures	—	—	(15,720)	—	—	(15,720)
Trojan purchase price adjustment	—	—	(857)	—	—	(857)
Acquisition of customer list	—	—	(1,000)	—	—	(1,000)
Proceeds from sales of property and equipment	—	—	12,597	—	—	12,597

Net cash used in investing activities	—	—	(4,980)	—	—	(4,980)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(3,260)	—	—	(3,260)
Proceeds from revolver	—	110,700	—	—	—	110,700
Payments on revolver	—	(117,400)	—	—	—	(117,400)
Deferred financing costs	—	(700)	—	—	—	(700)
Purchases of treasury stock	(4,454)					(4,454)
Proceeds from exercise of stock options	215	—	—	—	—	215
Other		—	1,169	—	—	1,169
Intercompany activity	4,239	7,400	(11,639)	—	—	—

Net cash used in financing activities	—	—	(13,730)	—	—	(13,730)

Net (decrease) increase in cash and cash equivalents	—	—	(281)	19	—	(262)
Cash and cash equivalents, beginning of period	—	—	2,580	124	—	2,704

Cash and cash equivalents, end of period	$—	$—	$2,299	$143	$—	$2,442

17. Subsequent Event

On July 16, 2014, we redeemed a portion of our 2018 Notes in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium of $0.7 million. The redemption was funded with borrowings under our ABL Facility and cash on hand. In the third quarter of 2014, $0.4 million of unamortized debt issuance costs related to this redemption will be written off.

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America and are also the largest provider of intermodal ISO tank container and depot services in North America. In 2011, we began providing logistics services to the UCO&G market. We operate an asset-light business model and service customers across North America through our network of 94 terminals servicing the chemical market, 16 terminals servicing the energy market and 9 ISO tank depot services terminals (intermodal) servicing the chemical and other bulk liquid markets.

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

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We estimate, based on industry sources, that the highly fragmented North American for-hire segment of the bulk tank transport market generated revenues of approximately $6.9 billion in 2013. We specifically operate in the for-hire chemical and food grade bulk transport market (which we estimate at $4.3 billion in 2013). We believe we have the leading market share (estimated at 14.0% in 2013) in this sector based on revenues. We believe managing a larger carrier network facilitates customer service and lane density, and provides a more favorable operating cost structure for us and our independent affiliates. In 2014, we announced the addition to our network of new terminals operated by independent affiliates. We believe that expanding our number of managed terminals, particularly in geographic areas in which there is no existing network terminal, may help us achieve some of the benefits we seek from managing a larger carrier network.

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

As of June 30, 2014, we operate in the Bakken, Denver-Julesburg, Eagle Ford, Marcellus, Mississippian Limestone, Mowry, Niobrara, Permian, Powder River, Tuscaloosa Marine, Utica and Woodford shale regions in North America, all of which have experienced drilling for both oil and natural gas with the exception of Marcellus, which is solely natural gas. We continue to evaluate the potential for expansion into additional shale regions, either directly or through independent affiliates, which would provide additional diversification to our business. Our strategy to target multiple resource-rich shales helps to diversify our customer offerings, lessen the impact of swings in any one commodity and optimize equipment utilization. During 2013 and the first half of 2014, we affiliated certain company terminals and entered into new independent affiliate relationships as we implemented our planned affiliation of this business. At June 30, 2014, we managed approximately 1,200 units (tractors, trailers and service equipment) of energy equipment in this market and serve a diverse customer base including many of the national and regional exploration and production companies, as well as marketers of oil in this industry.

Our energy logistics business is primarily involved in fluid management and logistics in the upstream segment of the energy industry, through its services in connection with the establishment and servicing of production wells, and the midstream segment of the energy industry, in connection with the transportation of crude oil. We believe the market for services such as those provided by our energy logistics business was approximately $9.0 billion in 2013. The industry consists of providers that include independent national or regional trucking and logistics companies such as QCER, trucking and logistics companies owned by or dedicated to large oil and gas companies, and local providers focused on one or more particular shales. Energy logistics providers are impacted by the level of new drilling activity, which influences the transportation of fresh water and flowback water used and the provision of related services used in those activities, and the number of active and producing wells, which impacts the transportation of crude oil and produced water and the provision of related services used in those activities. The energy logistics market is also driven by market prices for oil and gas, which influence the production activities of our customers, the prices they are willing to pay for our services, and the shales in which they operate. We expect regulation of this industry to increase over time but believe that the scope of our operations and our experience with regulation in our chemical logistics business will facilitate our adaptation to new regulations and may provide us with an advantage over some of our competitors.

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

The intermodal ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products. The proliferation of global import/export of bulk liquid chemicals has driven the movement of basic manufacturing out of the United States and has resulted in an increase in chemical plant infrastructure to service these off-shore industries. Driven by this globalization, the intermodal ISO tank container market is a growing sector of the overall liquid bulk chemical transportation sector. Demand for intermodal ISO tank containers is impacted by the aggregate volume of imports and exports of chemicals through United States ports. Demand is also impacted by the shift in modes of transportation, from drums to larger and more efficient ISO tank containers. Economic conditions and differences among the laws and currencies of foreign nations may also impact the volume of shipments. We operate in the global intermodal ISO tank container transportation and depot services market, which we believe was approximately a $1.0 to $1.5 billion market in 2013. Similar to our chemical logistics business, we believe our intermodal business will benefit from the low cost energy from the UCO&G market.

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

We believe our use of independent affiliates and independent owner-operators provides us with the following benefits:

•	Locally owned and operated independent affiliate terminals can provide superior, tailored customer service.

•	Independent affiliates and independent owner-operators generally are paid a fixed, contractual percentage of revenue collected on each load they transport creating a variable cost structure that mitigates against cyclical downturns.

•	Independent affiliates and independent owner-operators tend to own and maintain their own tractors, which creates an asset-light business model that generally reduces our capital investment requirements.

At present, our businesses rely upon independent affiliates and independent owner-operators to varying degrees. Our chemical logistics business operates primarily through independent affiliate terminals located throughout the continental United States and independent owner-operator drivers. Our intermodal business relies primarily on company terminals located near ports in the eastern half of the United States and independent owner-operator drivers. Our energy logistics business currently utilizes both company-operated terminals and independent affiliate-operated terminals and in certain circumstances within the same shale, and utilizes independent owner-operator drivers. We expect to continue to add independent affiliates and independent owner operators to our energy logistics business with the goal of reducing capital investment needs and improving return on invested capital.

Recent Significant Transactions

July 2014 Notes Redemption

On July 16, 2014, we redeemed a portion of our 2018 Notes in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium. The redemption was funded with proceeds from borrowings under our ABL Facility and cash on hand.

June 2014 5% Subordinated Notes Payoff

As part of the consideration we paid for a 2012 acquisition, we issued the Acquisition Notes. The Acquisition Notes contained a fixed interest rate of 5.0% per annum and had a maturity date of June 1, 2017. On November 12, 2013, we made optional principal payments of $2.1 million. On June 12, 2014, we extinguished the remaining principal balance of the Acquisition Notes of $19.2 million at a discount for $15.0 million in cash. As a result of this transaction, we recognized a gain on early extinguishment of debt of $4.2 million for the three months ended June 30, 2014. The cash payment on the Acquisition Notes was funded with proceeds from borrowings under our ABL Facility and cash on hand.

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

July 2013 Notes Redemption

On July 15, 2013, we redeemed a portion of our 2018 Notes in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium. The redemption was funded with proceeds from the Term Loan described below together with borrowings under our ABL Facility.

June 2013 ABL Facility Amendment—Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility which was fully funded on July 15, 2013 (the “Term Loan”). Borrowings under the Term Loan bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at June 30, 2014 was 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% after 18 months from inception if a senior secured leverage ratio is met. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates.

May 2013 New Independent Affiliate

On May 1, 2013, we began affiliating our energy logistics operations in the Marcellus and Utica shale regions by converting three company-operated terminals to affiliated operations. The affiliation was a new relationship with an independent operator who is based in the Williamsport, Pennsylvania area and operates an existing oilfield services company. In conjunction with this effort, the new independent affiliate purchased and leased certain transportation equipment from us to ensure sufficient capacity for the combined customer base and execute a smooth transition of the business. In October 2013, we transitioned our Utica shale operations in Ohio to this same independent affiliate. In December 2013 and February 2014, we transitioned our Woodford shale operations in Oklahoma and our Wyoming operation to this same independent affiliate.

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

RESULTS OF OPERATIONS

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Transportation	72.2%	73.0%	72.2%	72.2%
Service revenue	13.3	13.7	13.5	14.2
Fuel surcharge	14.5	13.3	14.3	13.6

Total operating revenues	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Purchased transportation	68.0	62.8	67.6	62.6
Compensation	9.0	10.7	9.0	11.1
Fuel, supplies and maintenance	10.0	11.1	9.9	11.5
Depreciation and amortization	2.1	2.8	2.2	2.9
Selling and administrative	3.0	3.4	3.1	3.3
Insurance costs	1.8	1.8	2.2	1.9
Taxes and licenses	0.3	0.4	0.3	0.4
Communication and utilities	0.4	0.4	0.4	0.4
(Gain) loss on disposal of property and equipment	-0.5	0.7	-0.3	-0.3

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Impairment charges	—	23.3	—	11.9

Total operating expenses	94.1	117.4	94.4	105.7

Operating income (loss)	5.9	-17.4	5.6	-5.7

Interest expense	2.8	3.3	3.0	3.3
Interest income	0.0	-0.1	0.0	-0.1
Gain on early extinguishment of debt	-1.6	—	-0.9	—
Other (income) expense	-0.1	-0.1	0.0	-1.5

Income (loss) before income taxes	4.8	-20.5	3.5	-7.4
Provision for (benefit from) income taxes	0.3	-7.5	0.5	-2.6

Net income (loss)	4.5%	-13.0%	3.0%	-4.8%

The following table shows the number of terminals, drivers, tractors, trailers and energy logistics equipment that we manage (including independent affiliates and independent owner-operators) as of June 30:

	2014	2013
Terminals (1)	119	110
Drivers	3,586	3,459
Tractors	3,155	2,894
Trailers (2)	5,531	5,229
Energy logistics equipment (3)	1,242	1,417

(1)	See the following table for terminals by segment.
(2)	Excludes approximately 1,600 chassis used in our intermodal business segment as of June 30, 2014 and 2013.
(3)	Includes tractors, trailers and specialized equipment.

Our network terminals and facilities consisted of the following as of June 30:

	2014 Terminals	2013 Terminals
Chemical logistics independent affiliate trucking terminals	90	84
Chemical logistics company-operated trucking terminals	4	5
Energy logistics independent affiliate energy terminals	14	5
Energy logistics company-operated energy terminals	2	7
Intermodal container services terminals/depots	9	9

Total	119	110

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

For the quarter ended June 30, 2014, total revenues were $255.6 million, an increase of $16.3 million, or 6.8%, compared to total revenues of $239.3 million for the same period in 2013. Transportation revenue increased by $9.7 million, or 5.5%, primarily due to strong growth in our chemical logistics business of $10.4 million resulting from increased volumes and positive contributions from new terminals established during the first and second quarters of 2014. We had an increase of $1.5 million in our intermodal business due to stronger demand for ISO container shipments. Our energy logistics transportation revenue decreased $2.2 million due to reduced drilling activity in certain of our shale regions offset by increased oil hauling activity in other shale regions. Aggressive driver recruiting and retention actions have resulted in a higher number of drivers during the 2014 period compared to the 2013 period.

Service revenue increased $1.4 million, or 4.3%, primarily due to higher chemical logistics service revenue of $1.2 million resulting from increased equipment rental income and a $0.5 million improvement in our intermodal service revenue resulting from higher depot service business. These increases were partially offset by a reduction in our energy logistics business of $0.3 million primarily due to a reduction in disposal well revenue.

Fuel surcharge revenue increased $5.2 million, or 16.3%, primarily due to an increase in our chemical logistics business of $3.1 million, an increase in our energy logistics business of $1.4 million and an increase in our intermodal business of $0.7 million. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers and certain energy logistics customers. Most of these programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs is included in purchased transportation.

Purchased transportation increased $23.3 million, or 15.5%, due primarily to an increase of $16.8 million in costs related to servicing our chemical logistics business. In addition, we had an increase of $4.8 million in costs related to servicing our energy logistics market and we had an increase of $1.7 million in costs related to servicing our intermodal business. The majority of these increases resulted from higher transportation volumes. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 78.4% for the current quarter versus 72.8% for the prior-year quarter primarily due to affiliations of prior company-owned terminals. Our independent affiliates generated 93.2% of our chemical logistics transportation revenue and fuel surcharge revenue for the three months ended June 30, 2014 compared to 88.0% for the comparable prior-year period primarily due to new independent affiliate terminals opened during the first and second quarters of 2014. During 2013 and the six months ended June 30, 2014, we generally paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue. Certain independent affiliates could earn an even greater percentage of chemical logistics transportation revenue during the 2014 period and in the future due to company-provided growth incentive programs.

During the three months ended June 30, 2014 and 2013, company-operated terminals generated approximately 47% and 71%, respectively, of energy logistics revenue, and independent affiliate-operated terminals and third-party carriers generated approximately 53% and 29%, respectively. We typically pay independent affiliates and third-party carriers between 75% and 90% of energy logistics transportation revenue depending on their type of association with the Company. We expect the percentage of energy logistics revenue generated by independent affiliates to trend higher in 2014 versus comparable 2013 periods due to the affiliations that occurred in 2013 and the contemplated affiliation for the remainder of 2014.

Compensation expense decreased $2.5 million, or 10.0%, due primarily to the affiliation of certain company-operated terminals in our energy logistics segment.

Fuel, supplies and maintenance decreased $0.9 million, or 3.2%, due primarily to a decrease in fuel costs of $1.9 million and a reduction in wastewater disposal costs of $0.6 million, partially offset by higher maintenance costs of $1.1 million and an increase in equipment rent expense of $0.5 million.

Depreciation and amortization expense decreased $1.3 million, or 19.7%, primarily due to a decrease in amortization expense of $0.7 million for acquired intangibles that were impaired in 2013 and a decrease in depreciation of $0.6 million due to sales of unutilized revenue equipment.

Selling and administrative expenses decreased $0.4 million, or 4.6%, due to a reduction in terminal costs and professional fees.

Insurance costs increased $0.3 million, or 7.8%, primarily due to higher transportation volumes. As a percentage of revenue, insurance costs were slightly better than the Company’s target range of 2% to 3% of total revenue.

For the quarter ended June 30, 2014, we recognized a gain on disposal of revenue equipment of $1.2 million. For the quarter ended June 30, 2013, we recognized a loss on disposal of revenue equipment of $1.6 million.

For the quarter ended June 30, 2013, we recorded a non-cash impairment charge to goodwill and intangibles in the amount of $55.7 million as a result of our annual impairment analysis. The charge related to our energy logistics segment and further information regarding our impairment analysis is included in our Critical Accounting Policies and Estimates regarding Goodwill and Intangible Assets in our most recent Annual Report on Form 10-K for the year ended December 31, 2013. We did not incur any impairment charges in 2014.

For the quarter ended June 30, 2014, operating income was $14.9 million compared to an operating loss of $41.7 million in the prior-year quarter. The increase was primarily due to the non-cash impairment charge in the second quarter of 2013 described above.

Interest expense decreased $0.6 million, or 7.6%, in the quarter ended June 30, 2014, primarily due to the redemption of a portion of our high cost 2018 Notes during the third quarter of 2013. We expect our interest expense for 2014 to continue to be lower than 2013, provided that the rates of interest on our floating rate indebtedness do not increase substantially.

For the quarter ended June 30, 2014, we recognized a gain on early extinguishment of debt of $4.2 million, resulting from the full extinguishment of our Acquisition Notes at a discount.

The provision for income taxes was $0.7 million for the quarter ended June 30, 2014, compared to a benefit of $17.9 million for the same period in 2013. The effective tax rates for the quarter ended June 30, 2014 and 2013 were 5.9% and 36.5%, respectively. The effective tax rate for the quarter ended June 30, 2014 differed from our statutory rate primarily due to the release of the foreign tax credit valuation allowance of $3.9 million. The effective tax rate for the same period in 2013 differed from our statutory rate primarily due to a partial release of the foreign tax credit valuation allowance.

For the quarter ended June 30, 2014, we had net income of $11.4 million compared to a net loss of $31.1 million for the same period in 2013 as a result of the above-mentioned items.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

For the six months ended June 30, 2014, total revenues were $490.1 million, an increase of $21.4 million, or 4.6%, from revenues of $468.7 million for the same period in 2013. Transportation revenue increased $15.2 million, or 4.5%, primarily due to an increase of $15.9 million in our chemical logistics business resulting from increased prices and higher volumes which were due in part to the opening of new terminals during the first and second quarters of 2014. We had an increase of $2.5 million in our intermodal business due to stronger demand for ISO container shipments. Our energy logistics transportation decreased $3.2 million due to reduced drilling activity in certain of our shale regions partially offset by increased oil hauling activity in other shale regions. Aggressive driver recruiting and retention actions have resulted in a higher number of drivers during the 2014 period compared to the 2013 period.

Service revenue increased $0.1 million, or 0.2%, primarily due to higher chemical logistics service revenue of $2.0 million resulting from increased equipment rental income and a $0.4 million improvement in our intermodal service revenue resulting from higher depot service revenue. These increases were partially offset by a reduction in our energy logistics business of $2.3 million primarily due to a reduction in disposal well revenue.

Fuel surcharge revenue increased $6.0 million, or 9.4%, primarily due to an increase in our chemical logistics business of $2.9 million, an increase in our energy logistics business of $2.2 million and an increase in our intermodal business of $0.9 million. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers and certain energy logistics customers. As a result, most of these programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change of fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased $38.1 million, or 13.0%, due primarily to an increase of $26.1 million related to servicing our chemical logistics business. In addition, we had an increase of $9.0 million in costs related to servicing our energy logistics market and we had an increase of $3.0 million in costs related to servicing our intermodal business. The majority of the increases resulted in higher transportation volumes. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 78.2% for the six months ended June 30, 2014 versus 72.8% for the same period in 2013 primarily due to affiliation of prior company-owned terminals. Our independent affiliates generated 93.0% of our chemical logistics revenue and fuel surcharge revenue for the six months ended June 30, 2014 compared to 87.7% for the comparable prior-year period primarily due to new independent affiliate terminals opened during the first and second quarters of 2014. During the 2014 and 2013 periods, we paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue. Certain independent affiliates could earn an even greater percentage of chemical logistics transportation revenue during the 2014 period and in the future due to company-provided growth incentive programs.

During the six months ended June 30, 2014 and 2013, company-operated terminals generated approximately 47% and 76%, respectively, of energy logistics revenue, and independent affiliate-operated terminals and third-party carriers generated approximately 53% and 24%, respectively. We typically pay independent affiliates and third-party carriers between 75% and 90% depending on their type of association with the Company.

Compensation expense decreased $7.8 million, or 14.9%, due primarily to the affiliation of certain company-operated terminals in our energy logistics segment.

Fuel, supplies and maintenance decreased $4.9 million, or 9.1%, due primarily to a decrease in fuel costs of $4.3 million, a reduction in wastewater disposal costs of $1.4 million and a decrease in maintenance costs of $0.1 million, partially offset by an increase in equipment rent expense of $0.9 million.

Depreciation and amortization expense decreased $2.5 million, or 18.8%, due to a decrease in amortization expense of $1.4 million for acquired intangibles that were impaired in 2013 and a decrease in depreciation of $1.1 million due to sales of unutilized revenue equipment.

Selling and administrative expenses decreased $0.6 million, or 3.8%, due to a reduction in terminal costs and professional fees.

Insurance costs increased $2.1 million, or 23.8%, primarily due to higher transportation volumes and overall severity and volume of claims. As a percentage of revenue, insurance costs were within the Company’s target range of 2% to 3% of total revenue.

For the six months ended June 30, 2014, we recognized a net gain on the disposal of revenue equipment of $1.7 million. For the six months ended June 30, 2013, we recognized a net gain on disposal of property and equipment of $1.5 million which was comprised of a gain of $2.6 million on the sale of property offset by a $1.1 million loss on the disposal of revenue equipment.

For the six months ended June 30, 2013, we recorded a non-cash impairment charge to goodwill and intangibles in the amount of $55.7 million as a result of our annual impairment analysis. The charge related to our energy logistics segment and further information regarding our impairment analysis is included in our Critical Accounting Policies and Estimates regarding Goodwill and Intangible Assets in our Annual Report on Form 10-K for the year ended December 31, 2013. We did not incur any impairment charges in 2014.

For the six months ended June 30, 2014, operating income was $27.0 million compared to an operating loss of $26.2 million for the same period in 2013. The increase was primarily due to the non-cash impairment charge in the second quarter of 2013 described above.

Interest expense decreased $1.0 million, or 6.2%, in the six months ended June 30, 2014, primarily due to the redemption of a portion of our high cost 2018 Notes during the third quarter of 2013. We expect our interest expense for 2014 to continue to be lower than 2013, provided that the rates of interest on our floating rate indebtedness do not increase substantially.

For the quarter ended June 30, 2014 we recognized a gain on early extinguishment of debt of $4.2 million, resulting from the full extinguishment of our Acquisition Notes at a discount.

Other income of $7.2 million for the six months ended June 30, 2013 consisted primarily of adjustments to our liability for contingent consideration payments related to a 2012 acquisition.

The provision for income taxes was $2.3 million for the six months ended June 30, 2014, compared to a benefit from income taxes of $12.2 million for the same period in 2013. The effective tax rates for the six months ended June 30, 2014 and 2013 were 14.0% and 35.6%, respectively. The effective tax rate for the six months ended June 30, 2014 differed from our statutory rate primarily due to the release of the foreign tax credit valuation allowance of $3.9 million and a favorable state tax adjustment. The effective tax rate for the six months ended June 30, 2013 was different from our statutory rate due to a partial release of the foreign tax credit valuation allowance and a favorable audit settlement.

For the six months ended June 30, 2014, we had net income of $14.4 million compared to a net loss of $22.0 million for the same period in 2013 as a result of the above-mentioned items.

Segment Operating Results

The Company has three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered. Historically, the Company included certain shared services and corporate expenses within its Chemical Logistics segment. Beginning as of and for the three months ended March 31, 2014, the Company has allocated these items to “Shared Services.” The allocation represents a change in our segment measure as opposed to a change in operating or reportable segments. Shared Services consists of corporate and shared services overhead costs, including information technology, driver recruiting, accounting, stock-based compensation, pension, environmental and other corporate headquarters costs. Segment results for the 2013 quarterly periods were reclassified to conform to the current year presentation. Our segments are delineated as follows:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network that includes company-operated terminals and terminals operated by 26 independent affiliates, and equipment rental income;

•	Energy Logistics, which consists primarily of the transportation of fresh water, disposal water and crude oil for the UCO&G market, through our network of company-operated terminals and terminals operated by 4 independent affiliates, and equipment rental income; and

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business primarily supporting the international movement of bulk liquids.

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

Summarized segment operating results are as follows (in thousands):

	Three Months Ended June 30, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$123,572	$40,378	$20,381	$—	$184,331
Service revenue	17,812	2,127	13,801	373	34,113
Fuel surcharge	30,282	1,485	5,388	—	37,155

Total operating revenue	171,666	43,990	39,570	373	255,599

Segment revenue % of total revenue	67.2%	17.2%	15.5%	0.1%	100.0%
Segment operating income (loss)	20,736	2,710	6,600	(10,973)	19,073
Depreciation and amortization	2,425	2,052	836	90	5,403
Other (income) expense	(1,069)	(114)	(19)	—	(1,202)

Operating income (loss)	$19,380	$772	$5,783	$(11,063)	$14,872

	Three Months Ended June 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$113,206	$42,572	$18,869	$—	$174,647
Service revenue	16,629	2,500	13,283	293	32,705
Fuel surcharge	27,189	40	4,715	—	31,944

Total operating revenue	157,024	45,112	36,867	293	239,296

Segment revenue % of total revenue	65.6%	18.9%	15.4%	0.1%	100.0%
Segment operating income (loss)	21,023	4,845	6,664	(10,203)	22,329
Depreciation and amortization	2,885	2,892	828	124	6,729
Impairment charges (1)	—	55,692	—	—	55,692
Other expense	88	1,376	74	53	1,591

Operating income (loss)	$18,050	$(55,115)	$5,762	$(10,380)	$(41,683)

	2014 vs 2013		Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Segment operating revenues	$	change	$14,642	$(1,122)	$2,703	80	$16,303
	%	change	9.3%	(2.5)%	7.3%	27.3%	6.8%
Segment operating revenues (excluding fuel surcharge)	$	change	$11,549	$(2,567)	$2,030	80	$11,092
	%	change	8.9%	(5.7)%	6.3%	27.3%	5.3%
Segment operating income (loss)	$	change	$(287)	$(2,135)	$(64)	(770)	$(3,256)
	%	change	(1.4)%	(44.1)%	(1.0)%	(7.5)%	(14.6)%

	Six Months Ended June 30, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$238,195	$76,327	$39,335	$—	$353,857
Service revenue	34,955	4,073	26,775	497	66,300
Fuel surcharge	57,334	2,515	10,080	—	69,929

Total operating revenue	330,484	82,915	76,190	497	490,086

Segment revenue % of total revenue	67.4%	16.9%	15.6%	0.1%	100.0%
Segment operating income (loss)	39,365	5,446	12,672	(21,324)	36,159
Depreciation and amortization	4,872	4,185	1,654	187	10,898
Other (income) expense	(2,017)	323	(19)	—	(1,713)

Operating income (loss)	$36,510	$938	$11,037	$(21,511)	$26,974

	Six Months Ended June 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$222,274	$79,502	$36,865	$—	$338,641
Service revenue	33,003	6,421	26,423	312	66,159
Fuel surcharge	54,451	273	9,194	—	63,918

Total operating revenue	309,728	86,196	72,482	312	468,718

Segment revenue % of total revenue	66.1%	18.4%	15.5%	—	100.0%
Segment operating income (loss)	41,434	7,559	13,332	(20,948)	41,377
Depreciation and amortization	5,647	5,893	1,636	246	13,422
Impairment charges (1)	—	55,692	—	—	55,692
Other (income) expense	(795)	1,596	74	(2,373)	(1,498)

Operating income (loss)	$36,582	$(55,622)	$11,622	$(18,821)	$(26,239)

(1)	Includes an impairment charge of $55.2 million of goodwill and $0.5 million of intangible assets related to our energy logistics reporting unit.

	2014 vs 2013		Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Segment operating revenues	$	change	$20,756	$(3,281)	$3,708	185	$21,368
	%	change	6.7%	(3.8)%	5.1%	59.3%	4.6%
Segment operating revenues (excluding fuel surcharge)	$	change	$17,873	$(5,523)	$2,822	185	$15,357
	%	change	7.0%	(6.4)%	4.5%	59.3%	3.8%
Segment operating income (loss)	$	change	$(2,069)	$(2,113)	$(660)	(376)	$(5,218)
	%	change	(5.0)%	(28.0)%	(5.0)%	(1.8)%	(12.6)%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating revenue:

Chemical Logistics—revenues increased $14.6 million, or 9.3%, for the quarter ended June 30, 2014 compared to the same period for 2013, primarily due to an increase in transportation revenue of $10.4 million, resulting from increased prices and higher volumes, benefits from a business acquired by an independent affiliate in late March 2014, and new terminal locations established during the first and second quarters of 2014. Chemical logistics shipment demand continues to be strong. In addition, fuel surcharge revenue increased $3.1 million and service revenue increased by $1.1 million due to higher trailer rental revenue.

Energy Logistics—revenues decreased $1.1 million, or 2.5%, for the quarter ended June 30, 2014. Transportation revenues decreased $2.2 million primarily due to lower volumes in the Bakken and Marcellus shale regions, partially offset by increased oil hauling activity in the Eagle Ford shale region and Permian Basin, as well as increased revenue from newer markets, such as Wyoming and Colorado. Fuel surcharge revenue increased $1.4 million due to more fuel surcharge programs being put in place with some of our energy customers, and service revenue declined $0.4 million due to lower disposal well volumes.

Intermodal —revenues increased $2.7 million, or 7.3%, for the quarter ended June 30, 2014 compared to the same period in 2013, due to an increase in transportation revenue of $1.5 million, resulting from higher trucking volumes and an increase in fuel surcharge revenue of $0.7 million. Other service revenue increased $0.5 million due to modest increases in depot service revenues. Demand for ISO container shipments continues to be favorable.

Segment operating income:

Chemical Logistics—operating income decreased $0.3 million, or 1.4%, for the quarter ended June 30, 2014 compared to the same period in 2013 primarily due to incentives provided to an independent affiliate that acquired a business and to independent affiliates establishing new terminals.

Energy Logistics—operating income decreased $2.1 million, or 44.1%, for the quarter ended June 30, 2014 primarily due to incentives provided to terminals which converted from company-operated to independent affiliate-operated in 2013, partially offset by lower operating costs and better asset efficiency in most shales.

Intermodal—operating income decreased less than $0.1 million, or 1.0%, for the quarter ended June 30, 2014 compared to the same period in 2013, due primarily to higher maintenance costs.

Shared Services—net expenses increased $0.8 million, or 7.5%, for the quarter ended June 30, 2014 compared to the same period in 2013, due primarily to increased expenses from driver recruiting efforts and non-cash stock-based compensation expense, offset in part by reduced professional fees.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating revenue:

Chemical Logistics—revenues increased $20.8 million, or 6.7%, for the six months ended June 30, 2014 compared to the same period for 2013 primarily due to an increase in transportation revenue of $15.9 million, resulting from increased prices and higher volumes, benefits from a business acquired by an independent affiliate in late March 2014, and new terminal locations established during the first and second quarters of 2014. In addition, fuel surcharge revenue increased $2.9 million and service revenue increased by $2.0 million due to higher trailer rental revenue.

Energy Logistics—revenues decreased $3.3 million, or 3.8%, for the six months ended June 30, 2014 primarily due to lower transportation revenues of $3.2 million. This decline was primarily due to reductions in the Bakken and Marcellus shale regions, partially due to adverse weather conditions in the first quarter of 2014, offset in part by increased oil hauling activity in the Eagle Ford and Permian Basin shale regions, as well as increased revenue from newer markets such as Wyoming and Colorado. Fuel surcharge revenue increased $2.2 million due to more fuel surcharge programs being put in place with some of our energy customers, and service revenue declined $2.3 million due to lower disposal well volumes.

Intermodal—revenues increased $3.7 million, or 5.1%, for the six months ended June 30, 2014 compared to the same period in 2013 due to increases in transportation revenue of $2.5 million, resulting from higher trucking volumes and an increase in fuel surcharge revenue of $0.9 million. Other service revenue increased $0.4 million and due to higher depot service revenues. Demand for ISO container shipments continues to be favorable.

Operating income:

Chemical Logistics—operating income decreased $2.1 million, or 5.0%, for the six months ended June 30, 2014 compared to the same period in 2013, primarily due to incentives provided to an independent affiliate that acquired a business in late March 2014 and new terminal locations established by our independent affiliates during the first and second quarters of 2014. The first quarter of 2014 was impacted by adverse weather conditions. Insurance costs were also higher in 2014.

Energy Logistics—operating income decreased $2.1 million, or 28.0%, for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to incentives provided to terminals which converted from company-operated to independent affiliated-operated in 2013 and adverse weather conditions, partially offset by lower operating costs and better asset efficiency in most shales.

Intermodal—operating income decreased $0.7 million, or 5.0%, for the six months ended June 30, 2014 compared to the same period in 2013 due primarily to higher maintenance costs and adverse weather conditions in the first quarter of 2014 which impacted the segment’s three largest terminals.

Shared Services—net expenses increased $0.4 million, or 1.8%, for the quarter ended June 30, 2014 compared to the same period in 2013 due primarily to increased expenses from driver recruiting efforts.

	Three Months Ended March 31, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$109,068	$36,930	$17,996	$—	$163,994
Service revenue	16,374	3,921	13,140	19	33,454
Fuel surcharge	27,262	233	4,479	—	31,974

Total operating revenue	152,704	41,084	35,615	19	229,422

Segment revenue % of total revenue	66.6%	17.9%	15.5%	0.0%	100.0%
Segment operating income (loss)	20,411	2,714	6,668	(10,745)	19,048
Depreciation and amortization	2,762	3,001	808	122	6,693
Other (income) expense	(883)	220	—	(2,426)	(3,089)

Operating income (loss)	$18,532	$(507)	$5,860	$(8,441)	$15,444

	Three Months Ended June 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$113,206	$42,572	$18,869	$—	$174,647
Service revenue	16,629	2,500	13,283	293	32,705
Fuel surcharge	27,189	40	4,715	—	31,944

Total operating revenue	157,024	45,112	36,867	293	239,296

Segment revenue % of total revenue	65.6%	18.9%	15.4%	0.1%	100.0%
Segment operating income (loss)	21,023	4,845	6,664	(10,203)	22,329
Depreciation and amortization	2,885	2,892	828	124	6,729
Impairment charges	—	55,692	—	—	55,692
Other expense	88	1,376	74	53	1,591

Operating income (loss)	$18,050	$(55,115)	$5,762	$(10,380)	$(41,683)

	Three Months Ended September 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$112,704	$40,819	$18,376	$—	$171,899
Service revenue	17,417	2,264	12,359	129	32,169
Fuel surcharge	27,049	—	4,554	—	31,603

Total operating revenue	157,170	43,083	35,289	129	235,671

Segment revenue % of total revenue	66.7%	18.3%	15.0%	—	100.0%
Segment operating income (loss)	19,892	2,432	5,417	(10,820)	16,921
Depreciation and amortization	2,743	2,603	854	118	6,318
Other (income) expense	(2,602)	1,648	(15)	(45)	(1,014)

Operating income (loss)	$19,751	$(1,819)	$4,578	$(10,893)	$11,617

	Three Months Ended December 31, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$107,186	$40,293	$17,075	$—	$164,554
Service revenue	17,609	1,932	11,707	189	31,437
Fuel surcharge	25,345	—	4,085	—	29,430

Total operating revenue	150,140	42,225	32,867	189	225,421

Segment revenue % of total revenue	66.6%	18.7%	14.6%	0.1%	100.0%
Segment operating income (loss)	18,820	643	4,425	(9,983)	13,905
Depreciation and amortization	2,757	2,677	832	115	6,381
Impairment charge	—	35,604	—	—	35,604
Other (income) expense	(837)	1,565	(220)	(446)	62

Operating income (loss)	$16,900	$(39,203)	$3,813	$(9,652)	$(28,142)

	Year Ended December 31, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$442,164	$160,614	$72,316	$—	$675,094
Service revenue	68,029	10,617	50,489	630	129,765
Fuel surcharge	106,845	273	17,833	—	124,951

Total operating revenue	617,038	171,504	140,638	630	929,810

Segment revenue % of total revenue	66.4%	18.4%	15.1%	0.1%	100.0%
Segment operating income (loss)	80,146	10,634	23,174	(41,751)	72,203
Depreciation and amortization	11,147	11,173	3,322	479	26,121
Impairment charges	—	91,296	—	—	91,296
Other (income) expense	(4,234)	4,809	(161)	(2,864)	(2,450)

Operating income (loss)	$73,233	$(96,644)	$20,013	$(39,366)	$(42,764)

Liquidity and Capital Resources

Our primary cash needs consist of debt service, working capital and capital expenditures. Our working capital needs depend upon the timing of our cash collections from customers and payments to others, as well as our capital and operating lease payment obligations. Our capital expenditures primarily relate to acquiring trailers, and at times tractors, to grow and maintain the chemical and energy logistics fleet and acquiring lifts and chassis to support Intermodal. We reduce our capital expenditure requirements for our chemical logistics and energy logistics businesses by utilizing independent affiliates and independent owner-operators.

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For the six months ending June 30, 2014, capital expenditures were $19.2 million and proceeds from sales of property and equipment were $12.0 million. We generally expect our sustaining capital expenditures, net of proceeds from property and equipment sales, to be approximately 1% to 2% of operating segment revenues annually. We expect net capital expenditures to range between $10.0 to $15.0 million for 2014. Some of our independent affiliates who are engaged with us in the chemical logistics or energy logistics markets may at times purchase some portion of this equipment from us. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses or other factors.

Debt service currently consists of required interest payments on the outstanding balance of our ABL Facility, our Term Loan and our outstanding 2018 Notes. We have no major debt maturities prior to August 2016, when our ABL Facility matures. We may from time to time repurchase or redeem additional amounts of our outstanding debt or may repurchase outstanding shares of our common stock. Our Board of Directors has approved a share repurchase program for up to $15.0 million in shares of our common stock, of which $6.9 million remained available at June 30, 2014. Separately, we have long-term goals to reduce the outstanding amount of our indebtedness and reduce our interest expense. Any repurchases, redemptions, restructuring or refinancing of our indebtedness would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Any future repurchases, redemptions, restructuring or refinancing may materially impact our liquidity, future tax liability and results of operations.

Our primary sources of liquidity for operations during the 2014 and 2013 periods have been cash flow from operations and borrowing availability under the ABL Facility. At June 30, 2014, we had $76.7 million of borrowing availability under the ABL Facility. Our ABL Facility was amended on June 14, 2013 to provide for a $17.5 million Term Loan, which was fully funded on July 15, 2013. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. Proceeds from the Term Loan, together with additional borrowings under our ABL Facility, were used to fund the redemption of $22.5 million in original principal amount of our 2018 Notes on July 15, 2013. On June 12, 2014, we extinguished the remaining principal balance of the Acquisition Notes of $19.2 million at a discount for $15.0 million in cash. The cash payment on the Acquisition Notes was funded with proceeds from borrowings under our ABL Facility and cash on hand. On July 16, 2014, we redeemed an additional $22.5 million in original principal amount of our 2018 Notes utilizing proceeds from our ABL Facility and cash on hand. The recent redemptions have reduced our borrowing availability under our ABL facility; however, we believe our cash flow in future periods will increase our liquidity.

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

Cash Flows

The following summarizes our cash flows for the six months ended June 30, 2014 and 2013 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Six months ended June 30,
	2014	2013
Net cash and cash equivalents provided by operating activities	$2,488	$18,448
Net cash and cash equivalents used in investing activities	(7,182)	(4,980)
Net cash and cash equivalents provided by (used in) financing activities	5,365	(13,730)

Net increase (decrease) in cash and cash equivalents	671	(262)
Cash and cash equivalents at beginning of period	1,957	2,704

Cash and cash equivalents at end of period	$2,628	$2,442

Net cash provided by operating activities was $2.5 million for the six-month period ended June 30, 2014, compared to $18.4 million provided by operating activities in the comparable 2013 period. The $15.9 million decrease in cash provided by operating activities was primarily due to higher receivables from increased sales in our chemical logistics business and payment of a large insurance claim, partially offset by an increase in independent affiliates and independent owner-operators payable.

Net cash used in investing activities totaled $7.2 million for the six-month period ended June 30, 2014, compared to $5.0 million used in investing activities in the comparable 2013 period. The $2.2 million difference was due primarily to increased capital expenditures of $3.5 million and a reduction in proceeds from sales of property and equipment of $0.6 million. In addition for the same period in 2013, we acquired a customer list for $1.0 million and paid $1.0 million of contingent consideration related to a 2012 acquisition.

Net cash provided by financing activities was $5.4 million during the six-month period ended June 30, 2014, compared to $13.7 million used in financing activities in the comparable 2013 period. In the 2014 period, we utilized net borrowings of $17.9 million and proceeds from the exercise of stock options of $4.4 million to satisfy the remaining Acquisition Notes for $15.0 million in cash, to purchase revenue equipment and to pay down $2.6 million of other debt and capital lease obligations. In the 2013 period, cash flow from operations and property and equipment sales enabled us to pay down $6.7 million of our ABL Facility. We also funded share repurchases of $4.5 million, paid down $3.7 million of other debt and capital lease obligations and paid $0.7 million of financing costs associated with our Term Loan.

Off-Balance Sheet Arrangements

We guarantee total remaining lease payment obligations aggregating approximately $32.4 million as of June 30, 2014, of certain independent owner-operators and independent affiliates for their tractors to certain third-party vendors. The guarantees expire at various dates beginning in 2015 to 2020 and would require us to make lease payments in the event of a default by an independent owner-operator or independent affiliate. Further, upon a default, we are likely to take actions to reduce or recoup our expenditures, including purchasing the tractor and reselling it to recover all or a portion of the amounts paid, or facilitating an arrangement between the third-party vendor and another independent owner-operator to assume the lease. In addition, up to 50% of any realized losses related to independent owner-operators managed by independent affiliates could be recouped from those independent affiliates. We believe our potential exposure is substantially less than $32.4 million and would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at June 30, 2014 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2014	Years 2015 & 2016	Years 2017 & 2018	Thereafter 2019
Operating leases (1)	$89,066	$11,759	$45,321	$27,906	$4,080
Total indebtedness (2)(3)	375,960	710	172,750	202,500	—
Capital leases	779	262	440	77	—
Interest on indebtedness (4)	97,134	12,660	47,810	36,664	—

Total contractual cash obligations (5)(6)(7)(8)(9)	$562,939	$25,391	$266,321	$267,147	$4,080

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters.

We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.

(2)	Includes aggregate unamortized discount of $0.9 million related to the 2018 Notes.
(3)	Assumes repayment of the principal amount of the Term Loan in equal quarterly amounts beginning the second quarter of 2015.
(4)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of June 30, 2014 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of June 30, 2014 will remain in effect until maturity.
(5)	Excludes long-term pension obligations as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of June 30, 2014, obligations of $11.0 million were reflected in the Consolidated Balance Sheet. This amount represented our unfunded status of such plans, which is the difference between our projected benefit obligation and the fair value of plan assets, as of such date. See Note 8 of the Notes to Consolidated Financial Statements.
(6)	Excludes liabilities associated with environmental matters as we are unable to reasonably estimate the ultimate amount or timing of settlement of such liabilities. Liabilities of $7.9 million, which represent our reserves for environmental compliance and remediation, were reflected in the Consolidated Balance Sheet as of June 30, 2014. See Note 14 of the Notes to Consolidated Financial Statements.

(7)	Excludes accrued loss and damage claims as we are unable to reasonably estimate the ultimate amount or timing of settlement of such claims. As of June 30, 2014, accrued loss and damage claims of $18.0 million, which represented the balance of our reserves for such liabilities, were reflected in the Consolidated Balance Sheet.
(8)	Excludes liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement of such positions. See Note 12 of the Notes to Consolidated Financial Statements.
(9)	Excludes potential liabilities associated with our guarantees on leases aggregating approximately $32.4 million as of June 30, 2014 of certain independent owner-operators and independent affiliates because we are unable to reasonably estimate our probable exposure to loss. See Note 15 of the Notes to Consolidated Financial Statements.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Capital lease obligations	$779	$4,883
ABL Facility	153,900	136,000
Term Loan	17,500	17,500
9.875% Second-Priority Senior Secured Notes, due 2018	202,500	202,500
5% Subordinated Acquisition Notes	—	19,170
Other Notes	2,060	4,209

Long-term debt, including current maturities	376,739	384,262
Discount on Notes	(858)	(957)

	375,881	383,305
Less current maturities of long-term debt (including capital lease obligations)	(5,164)	(10,580)

Long-term debt, less current maturities (including capital lease obligations)	$370,717	$372,725

Debt Retirement

The following is a schedule of our indebtedness at June 30, 2014 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2014	2015	2016	2017	2018	Total
Capital lease obligations	$262	$334	$106	$77	$—	$779
ABL Facility	—	—	153,900	—	—	153,900
Term Loan (1)	—	10,500	7,000	—	—	17,500
9.875% Second-Priority Senior Secured Notes, due 2018 (2)	—	—	—	—	202,500	202,500
Other Notes	710	1,084	266	—	—	2,060

Total	$972	$11,918	$161,272	$77	$202,500	$376,739

(1)	Assumes repayment of the principal amount of the Term Loan in equal quarterly amounts beginning the second quarter of 2015.
(2)	Amounts do not include the remaining unamortized original issue discount of $0.9 million related to the 2018 Notes.

The following is a schedule of our debt issuance costs (in thousands) as of June 30, 2014:

	December 31, 2013	Additional Debt Issuance Costs	2014 Amortization Expense	June 30, 2014
ABL Facility	$3,745	$4	$(726)	$3,023
Term Loan	490	—	(101)	389
9.875% Second-Priority Senior Secured Notes, due 2018	3,447	—	(357)	3,090

Total	$7,682	$4	$(1,184)	$6,502

Amortization expense of deferred issuance costs was $0.6 million for each of the three months ending June 30, 2014 and 2013 and is included in interest expense. Amortization expense of deferred issuance costs was $1.2 million for each of the six months ending June 30, 2014 and 2013 and is included in interest expense. We are amortizing these costs over the term of the debt instruments.

The ABL Facility

Revolving Credit Facility

Our ABL Facility provides for a revolving credit facility with a maturity of August 19, 2016. On September 27, 2012, our maximum borrowing capacity under the facility was increased from $250.0 million to $350.0 million. Borrowing availability under our ABL Facility did not change as a result of this amendment. Changes in borrowing availability result from increases or decreases in assets securing the ABL Facility. The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The ABL Facility is available for working capital needs and general corporate purposes, including permitted acquisitions. At June 30, 2014, we had $76.7 million of borrowing availability under the ABL Facility.

Borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at June 30, 2014 was 1.00% for base rate borrowings and 2.00% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding borrowings under the revolving credit facility of the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on borrowings under the revolving credit facility at June 30, 2014 and December 31, 2013 was 2.3% and 2.2%, respectively.

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

Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility which was fully funded on July 15, 2013. Borrowings under the Term Loan bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at June 30, 2014 was 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% after 18 months from inception if a senior secured leverage ratio is met. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates. Beginning no earlier than the 12-month anniversary of the Term Loan and no later than the 24-month anniversary of the Term Loan, we will be subject to mandatory repayment of the principal amount of the Term Loan in equal quarterly payments for the remainder of the maturity period. We currently estimate that repayments will begin in the second quarter of 2015. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. We may voluntarily repay the outstanding amount under the Term Loan at any time without premium or penalty, other than customary “breakage” costs with respect to the LIBOR loans. The interest rate on borrowings under the Term Loan at June 30, 2014 and December 31, 2013 was 3.7%.

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

The 2018 Notes mature on November 1, 2018. Prior to November 1, 2014, we may redeem the 2018 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2018 Notes redeemed, plus accrued and unpaid interest to the redemption date, plus an additional “make-whole premium” intended to capture the value of holding the 2018 Notes through November 1, 2014, but not less than 1%. During any twelve-month period prior to November 1, 2014, we may redeem up to 10% of the original aggregate principal amount of the 2018 Notes at a redemption price of 103%, plus accrued and unpaid interest to the redemption date. On or after November 1, 2014, we may redeem the 2018 Notes, in whole or in part, at the following prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on November 1 of the years set forth below:

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

On July 15, 2013, we redeemed a portion of the 2018 Notes in the aggregate principal amount of $22.5 million for a redemption price equal to 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium of $0.7 million. On July 16, 2014, we redeemed another portion of the 2018 Notes in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium of $0.7 million. In the third quarter of 2014, $0.4 million of unamortized debt issuance costs related to this redemption will be written off.

5% Subordinated Acquisition Notes

As part of the consideration we paid for a 2012 acquisition, we issued the Acquisition Notes. The Acquisition Notes contained a fixed interest rate of 5.0% per annum, had a maturity date of June 1, 2017 and were unsecured and subordinated. On November 12, 2013 we made optional principal payments of $2.1 million. On June 12, 2014, we extinguished the remaining principal balance of the Acquisition Notes of $19.2 million at a discount for $15.0 million in cash. As a result of this transaction, we recognized a gain on early extinguishment of debt of $4.2 million for 2014. The cash payment on the Acquisition Notes was funded with proceeds from borrowings under our ABL Facility and cash on hand.

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

The payment obligations under the ABL Facility, including the Term Loan, are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility, including the Term Loan, and obligations under certain hedging agreements, cash management obligations and certain other first-lien obligations. We were in compliance with the covenants under the ABL Facility, including the Term Loan and the 2018 Notes, at June 30, 2014.

Other Liabilities and Obligations

As of June 30, 2014, we had $25.9 million in outstanding letters of credit issued under the ABL Facility that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to support our claims paying capability. The letter of credit issued to our insurance administrator had a maximum draw amount of $22.0 million as of June 30, 2014. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $3.9 million of outstanding letters of credit as of June 30, 2014 relates to various other obligations.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the six months ended June 30, 2014, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the revolving credit facility of the ABL Facility, at QD LLC’s option, the applicable margin for borrowings at June 30, 2014 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. With respect to the Term Loan, the applicable margin for borrowings is 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% near the end of 2014 if a senior secured leverage ratio is met. The base rate under the ABL Facility is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%.

	Balance at June 30, 2014 ($ in 000s)	Interest Rate at June 30, 2014	Effect of 1% Increase ($ in 000s)
ABL Facility	$153,900	2.3%	$1,539
Term Loan	17,500	3.7%	175

Total	$171,400		$1,714

At June 30, 2014, a 1% increase in the current per annum interest rate would result in $1.7 million of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% increase in the rates under the ABL Facility and that the principal amount under both the revolving credit facility and the Term Loan is the amount outstanding as of June 30, 2014. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our option to elect the lowest of three different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 4.2% of our consolidated revenue for the six months ended June 30, 2014 and 4.3% of our consolidated revenue for the six months ended June 30, 2013. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ deficit. Our revenue results for the six months ended June 30, 2014 were negatively impacted by $1.6 million in foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first six months of 2014 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.2 million for the six months ended June 30, 2014, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at June 30, 2014, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the six months ended June 30, 2014 and 2013, a majority of fuel costs were covered through fuel surcharges.

ITEM 4—Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table lists QDI’s share repurchases and deemed share repurchases during the three months ended June 30, 2014. On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program, and it can be discontinued at any time that we feel additional purchases are not warranted. As of June 30, 2014, we have repurchased approximately 1.2 million shares valued at $8.1 million under the Repurchase Program. No shares were repurchased under the Repurchase Program during the three months ended June 30, 2014. However, shares were surrendered during the period by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards. These surrendered shares are reflected as shares purchased in the table below.

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands) (1)
April 2014	—	$—	—	$6,900
May 2014	—	$—	—	$6,900
June 2014	166	$15.43	—	$6,900

Total	166	$15.43	—	$6,900

(1)	Represents the amount remaining in the Repurchase Program as of the end of the period noted.
(2)	Represents shares that were surrendered during the three months ended June 30, 2014.

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

QUALITY DISTRIBUTION, INC.

August 8, 2014	/S/ GARY R. ENZOR
GARY R. ENZOR,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

August 8, 2014	/S/ JOSEPH J. TROY
JOSEPH J. TROY,
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)