Form 10-Q
period 2014-09-30
QUALITY DISTRIBUTION INC
filed 2014-11-06
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 3, 2014, the registrant had 28,059,053 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Consolidated Statements of Operations

Unaudited (In 000’s, Except Per Share Amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Transportation	$186,102	$171,899	$539,959	$510,540
Service revenue	35,808	32,169	102,108	98,328
Fuel surcharge	36,580	31,603	106,509	95,521

Total operating revenues	258,490	235,671	748,576	704,389

OPERATING EXPENSES:
Purchased transportation	174,674	153,153	505,978	446,405
Compensation	23,871	24,431	68,081	76,402
Fuel, supplies and maintenance	24,841	26,376	73,601	79,991
Depreciation and amortization	5,287	6,318	16,185	19,740
Selling and administrative	9,031	8,331	24,069	23,965
Insurance costs	5,636	4,607	16,620	13,477
Taxes and licenses	856	922	2,532	2,904
Communication and utilities	929	930	2,884	2,947
Gain on disposal of property and equipment	(125)	(1,014)	(1,838)	(2,512)
Impairment charges	—	—	—	55,692

Total operating expenses	245,000	224,054	708,112	719,011

Operating income (loss)	13,490	11,617	40,464	(14,622)
Interest expense	7,439	8,169	22,085	23,776
Interest income	(129)	(214)	(374)	(659)
Gain on early extinguishment of debt	—	—	(4,217)	—
Write-off of debt issuance costs	422	521	422	521
Other income, net	(325)	(102)	(322)	(7,345)

Income (loss) before income taxes	6,083	3,243	22,870	(30,915)
Provision for (benefit from) income taxes	2,509	480	4,854	(11,675)

Net income (loss)	$3,574	$2,763	$18,016	$(19,240)

PER SHARE DATA:
Net income (loss) per common share
Basic	$0.13	$0.10	$0.66	$(0.73)

Diluted	$0.13	$0.10	$0.64	$(0.73)

Weighted-average number of shares
Basic	27,802	26,463	27,435	26,516

Diluted	28,281	27,146	27,983	26,516

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Unaudited (In 000’s)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$3,574	$2,763	$18,016	$(19,240)

Other comprehensive income:
Amortization of prior service costs and losses	316	386	948	1,159
Foreign currency translation adjustment	137	(37)	104	54

Total other comprehensive income	453	349	1,052	1,213

Comprehensive income (loss)	$4,027	$3,112	$19,068	$(18,027)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited (In 000’s)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,286	$1,957
Accounts receivable, net	146,501	120,932
Prepaid expenses	13,612	13,401
Deferred tax asset, net	27,630	20,709
Other current assets	11,087	9,919

Total current assets	201,116	166,918
Property and equipment, net	160,539	170,114
Assets held-for-sale	2,836	1,129
Goodwill	32,955	32,955
Intangibles, net	15,683	16,149
Non-current deferred tax asset, net	20,214	31,401
Other assets	6,290	8,583

Total assets	$439,633	$427,249

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$10,614	$8,692
Current maturities of capital lease obligations	373	1,888
Accounts payable	11,929	10,248
Independent affiliates and independent owner-operators payable	21,987	14,398
Accrued expenses	37,690	30,580
Environmental liabilities	4,729	3,818
Accrued loss and damage claims	8,571	8,532

Total current liabilities	95,893	78,156
Long-term indebtedness, less current maturities	346,786	369,730
Capital lease obligations, less current maturities	253	2,995
Environmental liabilities	3,181	4,479
Accrued loss and damage claims	10,410	10,747
Other non-current liabilities	13,491	17,393

Total liabilities	470,014	483,500

Commitments and contingencies—Note 14
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 29,721 issued and 28,059 outstanding at September 30, 2014 and 28,779 issued and 27,203 outstanding at December 31, 2013	449,565	441,877
Treasury stock, 1,662 shares at September 30, 2014 and 1,576 shares at December 31, 2013	(11,443)	(10,557)
Accumulated deficit	(252,489)	(270,505)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(26,425)	(27,477)

Total shareholders’ deficit	(30,381)	(56,251)

Total liabilities and shareholders’ deficit	$439,633	$427,249

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Nine Months Ended September 30, 2014 and 2013

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Stock Purchase Warrants	Total Shareholders’ Deficit
Balance, December 31, 2012	28,102	(879)	$437,192	$(5,849)	$(228,467)	$(189,589)	$(31,752)	$25	$(18,440)
Net loss	—	—	—	—	(19,240)	—	—	—	(19,240)
Issuance of restricted stock	257	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(45)	—	(26)	—	—	—	—	(26)
Amortization of restricted stock	—	—	1,277	—	—	—	—	—	1,277
Amortization of stock options	—	—	1,221	—	—	—	—	—	1,221
Stock option exercises	109	—	311	—	—	—	—	—	311
Purchases of treasury stock	—	(617)	—	(4,454)	—	—	—	—	(4,454)
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	1,159	—	1,159
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	54	—	54

Balance, September 30, 2013	28,468	(1,541)	$440,001	$(10,329)	$(247,707)	$(189,589)	$(30,539)	$25	$(38,138)

Balance, December 31, 2013	28,779	(1,576)	$441,877	$(10,557)	$(270,505)	$(189,589)	$(27,477)	$—	$(56,251)
Net income	—	—	—	—	18,016	—	—	—	18,016
Issuance of restricted stock	19	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(56)	—	(472)	—	—	—	—	(472)
Amortization of restricted stock	—	—	1,985	—	—	—	—	—	1,985
Amortization of stock options	—	—	750	—	—	—	—	—	750
Stock option exercises	923	(30)	4,953	(414)	—	—	—	—	4,539
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	948	—	948
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	104	—	104

Balance, September 30, 2014	29,721	(1,662)	$449,565	$(11,443)	$(252,489)	$(189,589)	$(26,425)	$—	$(30,381)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited (In 000’s)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,016	$(19,240)
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Deferred income tax expense	8,181	(12,314)
Depreciation and amortization	16,185	19,740
Bad debt expense (recoveries)	513	(496)
Gain on disposal of property and equipment	(1,838)	(2,512)
Impairment charge	—	55,692
Gain on early extinguishment of debt	(4,217)	—
Write-off of deferred financing costs	340	420
Write-off of bond discount	82	101
Stock-based compensation	2,735	2,489
Amortization of deferred financing costs	1,759	1,808
Amortization of bond discount	144	158
Release of deferred tax asset valuation allowance	(3,915)	(720)
Contingent consideration adjustment	—	(7,800)
Changes in assets and liabilities:
Accounts and other receivables	(26,300)	(13,633)
Prepaid expenses	4,169	4,691
Other assets	(1,945)	209
Accounts payable	2,027	432
Independent affiliates and independent owner-operators payable	7,589	4,480
Accrued expenses	4,316	5,568
Environmental liabilities	(387)	(39)
Accrued loss and damage claims	(297)	1,283
Other liabilities	(2,426)	(1,074)
Current income taxes	200	108

Net cash provided by operating activities	24,931	39,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,659)	(19,156)
Acquisition purchase price adjustment	—	(857)
Onboarding payment to independent affiliate	(125)	(1,000)
Proceeds from sales of property and equipment	20,848	17,981

Net cash used in investing activities	(8,936)	(3,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	17,500
Principal payments on long-term debt	(39,997)	(26,056)
Principal payments on capital lease obligations	(613)	(1,407)
Proceeds from revolver	269,122	163,600
Payments on revolver	(248,422)	(183,300)
Payments on acquisition notes	(200)	(443)
Deferred financing costs	(113)	(935)
Change in bank overdraft	(396)	(577)
Purchases of treasury stock	—	(4,454)
Proceeds from exercise of stock options	4,953	311

Net cash used in financing activities	(15,666)	(35,761)

Net increase in cash and cash equivalents	329	558
Cash and cash equivalents, beginning of period	1,957	2,704

Cash and cash equivalents, end of period	$2,286	$3,262

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$15,713	$17,171

Income Taxes	665	824

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

We operate the largest chemical bulk tank truck network in North America through QCI. We are the largest provider of intermodal ISO tank container and depot services in North America through Boasso. We provide logistics and transportation services to the unconventional oil and gas industry through QCER, including, with respect to the movement of, crude oil, fresh water and production fluids. We conduct a significant portion of our business through a network of independent affiliates and independent owner-operators. Independent affiliates are companies which enter into various term contracts with the Company. Independent affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Most of the independent affiliates lease trailers from us. Independent owner-operators are independent contractors who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with independent owner-operators may be terminated by either party on short notice. We charge independent affiliates and third-parties for the use of tractors and trailers as necessary. In exchange for the services rendered, independent affiliates and independent owner-operators are normally paid a percentage of the revenues collected on each load hauled.

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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future period.

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an update to authoritative guidance related to disclosure of uncertainties about an entity’s ability to continue as a going concern. The amendments in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The guidance is effective for annual periods ending December 31, 2016 and early adoption is permitted. The Company does not expect this guidance to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued an update to authoritative guidance related to accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance will be effective beginning January 1, 2016 and it is not expected to have a material impact on our consolidated financial statements.

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

Acquisitions and Dispositions

During 2013 and the nine months ended September 30, 2014, we did not complete any acquisitions or dispositions of businesses or independent affiliates.

2. Variable Interest Entities

At September 30, 2014 and December 31, 2013, we have a variable interest in one variable interest entity (“VIE”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contracts with the VIE, the operating structure of the VIE and our role with the VIE, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of this VIE.

This VIE is an independent affiliate that is directly engaged in the dry bulk and chemical transportation business through the management of trucking terminals in the North East region of the U.S. We are involved with this VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $3.8 million and $3.2 million at September 30, 2014 and December 31, 2013, respectively. These loans are secured by second-priority liens on certain assets of the VIE.

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

Fair Value Measurements on a Nonrecurring Basis

The fair value of our long-term indebtedness is based on Level 2 quoted market prices. As of September 30, 2014, the carrying value and fair value are as follows (in thousands):

	Carrying Value	Fair Value
9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”)	$180,000	$189,450

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

4. Goodwill and Intangible Assets

Goodwill

Under the FASB guidance, goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. We evaluate goodwill for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit. Our chemical and intermodal reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our energy logistics reporting unit contains no goodwill. Our annual impairment test is performed during the second quarter with a measurement date of June 30th. For our intermodal and chemical logistics reporting units, we conducted our analysis under the revised goodwill impairment rules in which we qualitatively assessed whether it was more likely than not that the respective fair value of this reporting unit was less than the carrying amount. We considered various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events and events affecting the reporting unit that could indicate a potential change in the fair value of our reporting unit or the composition of its carrying values. We also considered the specific future outlook for the reporting unit based on our most recent forecasts. We determined that impairment in intermodal or chemical logistics reporting units was not likely and thus we were not required to perform a quantitative analysis. In addition, there were no indicators that a triggering event in our intermodal or chemical logistics reporting units had occurred as of the quarter ending September 30, 2014.

Goodwill within the intermodal and chemical logistics reporting units is as follows (in thousands):

	September 30, 2014	December 31, 2013
Intermodal	$31,410	$31,410
Chemical Logistics	1,545	1,545

Total	$32,955	$32,955

Intangible Assets

In 2014, our intangible assets included a tradename, customer relationships and non-compete agreements. We performed our annual impairment test in the second quarter of fiscal 2014 for the indefinite-lived intangible assets related to a tradename of approximately $7.4 million in the intermodal reporting unit as of June 30, 2014. We conducted our analysis under the revised intangibles – goodwill and other impairment rules in which we qualitatively assessed whether it was more likely than not that the respective fair value of this indefinite-lived asset was less than the carrying amount. We considered various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events and events that could indicate a potential change in the fair value of indefinite-lived assets or the composition of its carrying values. We determined that impairment of the indefinite-lived assets was not likely and thus we were not required to perform a quantitative analysis. In addition, there were no indicators that a triggering event in our intermodal reporting unit had occurred as of the quarter ending September 30, 2014.

Our long-lived assets including revenue earning equipment, operating property and equipment and intangible assets with finite lives, are tested for recoverability when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Based upon management’s review of the value of the finite-lived intangible assets in our intermodal and energy logistics reporting units, we determined that no indicators of impairment existed as of September 30, 2014.

There were no indicators that a triggering event in our intermodal or energy logistics reporting units had occurred as of the quarter ended September 30, 2014.

Intangible assets at September 30, 2014 are as follows (in thousands):

	Gross Book Value	2014 Additions (1)	Accumulated Amortization	Net Book Value	Average Lives (in years)
Tradename—Intermodal	$7,400	$—	$—	$7,400	Indefinite
Customer relationships—Intermodal and Energy Logistics	14,260	600	(7,267)	7,593	10-12
Non-compete agreements—Intermodal and Energy Logistics	1,620	—	(930)	690	3-6

	$23,280	$600	$(8,197)	$15,683

(1)	Additions related to the on-boarding of a new independent affiliate.

Of the net book value of intangibles of approximately $15.7 million at September 30, 2014, $14.5 million was allocated to our intermodal reporting unit and approximately $1.2 million was allocated to our energy logistics reporting unit.

Intangible assets at December 31, 2013 are as follows (in thousands):

	Gross Book Value January 1, 2013	2013 Additions (1)	Impairment	Accumulated Amortization	Net Book Value December 31, 2013	Average Lives (in years)
Tradename—Intermodal	$7,400	$—	$—	$—	$7,400	Indefinite
Tradename—Energy Logistics	1,100	—	(521)	(579)	—	—
Customer relationships (1)	33,410	1,000	(17,065)	(9,462)	7,883	10-12
Non-compete agreements	4,311	—	—	(3,445)	866	3-6
Service agreement	1,120	—	(942)	(178)	—	—

	$47,341	$1,000	$(18,528)	$(13,664)	$16,149

(1)	Additions related to the on-boarding of a new independent affiliate.

Of the net book value of intangibles of approximately $16.1 million at December 31, 2013, $15.3 million was allocated to our intermodal reporting unit and $0.8 million was allocated to our energy logistics reporting unit.

Amortization expense for the three months ended September 30, 2014 and 2013 was $0.4 million and $1.0 million, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $1.1 million and $3.1 million, respectively. Estimated amortization expense for intangible assets is as follows (in thousands):

2014 remaining	$364
2015	1,478
2016	1,473
2017	1,398
2018	1,278
2019 and thereafter	2,292

Total	$8,283

5. Long-term Indebtedness

Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility (“Term Loan”) which was fully funded on July 15, 2013. Borrowings under the Term Loan bear interest at a margin equal to 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% after 18 months if a senior secured leverage ratio is met. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates. Beginning no earlier than the 12-month anniversary of the Term Loan and no later than the 24-month anniversary of the Term Loan, we will be subject to mandatory repayment of the principal amount of the Term Loan in equal quarterly payments for the remainder of the maturity period. We currently estimate that repayments will begin in the second quarter of 2015. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. We may voluntarily repay the outstanding amount under the Term Loan at any time without premium or penalty, other than customary “breakage” costs with respect to the LIBOR loans. As of September 30, 2014 and December 31, 2013, the balance of the Term Loan was $17.5 million. The interest rate on borrowings under the Term Loan at September 30, 2014 and December 31, 2013 was 3.7%.

We recorded $0.6 million in debt issuance costs related to the Term Loan and are amortizing these costs over the term of the Term Loan.

June 2014 5% Subordinated Notes

As part of the consideration we paid for a 2012 acquisition, we issued promissory notes in an aggregate principal amount of $21.3 million (the “Acquisition Notes”). The Acquisition Notes contained a fixed interest rate of 5.0% per annum, had a maturity date of June 1, 2017 and were unsecured and subordinated. On November 12, 2013, we made optional principal payments of $2.1 million. On June 12, 2014, we extinguished the remaining principal balance of the Acquisition Notes of $19.2 million at a discount for $15.0 million in cash. As a result of this transaction, we recognized a gain on early extinguishment of debt of $4.2 million for the three months ended June 30, 2014. The cash payment on the Acquisition Notes was funded with proceeds from borrowings under our existing ABL Facility and cash on hand.

July 2014 Notes Redemption

On July 16, 2014, we redeemed a portion of our 9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”) in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium of $0.7 million. The redemption was funded with borrowings under our ABL Facility and cash on hand. In the third quarter of 2014, $0.4 million of unamortized debt issuance costs related to this redemption were written off.

6. Income (Loss) Per Share

A reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations follows (in thousands, except per share amounts):

	Three months ended
	September 30, 2014			September 30, 2013
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:	$3,574	27,802	$0.13	$2,763	26,463	$0.10
Effect of dilutive securities:
Stock options	—	328	—	—	517	—
Unvested restricted stock	—	84	—	—	157	—
Unvested restricted stock units	—	67	—	—	—	—
Stock warrants	—	—	—	—	9	—

Diluted income available to common shareholders:	$3,574	28,281	$0.13	$2,763	27,146	$0.10

	Nine months ended
	September 30, 2014			September 30, 2013
	Net income (numerator)	Shares (denominator)	Per-share amount	Net loss (numerator)	Shares (denominator)	Per-share amount
Basic income (loss) available to common shareholders:	$18,016	27,435	$0.66	$(19,240)	26,516	$(0.73)
Effect of dilutive securities:
Stock options	—	390	—	—	—	—
Unvested restricted stock	—	122	—	—	—	—
Unvested restricted stock units	—	36	—	—	—	—

Diluted income (loss) available to common shareholders:	$18,016	27,983	$0.64	$(19,240)	26,516	$(0.73)

The following securities were not included in the calculation of diluted income per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options	747	1,914	685	1,970
Unvested restricted stock	110	282	72	327
Unvested restricted stock units	501	—	532	—

7. Stock-Based Compensation

On March 7, 2014, the Compensation Committee of the Board of Directors granted executives and certain employees 566,168 restricted stock units (“RSUs”) under our 2012 Equity Incentive Plan. Of these 566,168 RSUs, 375,584 RSUs are performance based and 190,584 RSUs are time based. The performance RSUs are based on the achievement of multi-year financial objectives established by the Compensation Committee for a performance period from January 1, 2014 through December 31, 2016. The number of shares that may be earned from the performance RSUs is based upon a target number of shares, subject to minimum and maximum numbers of shares and certain performance criteria, with shares earned for performance between the minimum performance level and the maximum performance level calculated based on a linear interpolation. The time-based RSUs vest ratably on each anniversary of the grant date over a three-year period ending March 7, 2017.

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

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of September 30, 2014 (in thousands):

		Remaining years
Restricted stock units	$5,575	2.5
Stock options	1,138	1.8
Restricted stock	1,083	1.7

	$7,796

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

We use a December 31st measurement date for both of our plans.

The components of net periodic pension cost are estimated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$41	$41	$124	$124
Interest cost	503	463	1,509	1,390
Amortization of prior service cost	24	24	70	71
Amortization of loss	292	362	878	1,088
Expected return on plan assets	(642)	(584)	(1,925)	(1,753)

Net periodic pension cost	$218	$306	$656	$920

We contributed $2.8 million to our pension plans during the nine months ended September 30, 2014. We expect to contribute an additional $0.4 million during the remainder of 2014.

Multi-employer pension plans

At September 30, 2014, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 3.2% of our total workforce, including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

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

9. Accumulated Other Comprehensive Loss

The components and changes to accumulated other comprehensive loss (“AOCL”) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency translation
Beginning balance	$(1,094)	$(1,089)	$(1,061)	$(1,180)
Net (loss) gain on foreign currency translation, net of tax	137	(37)	104	54

Ending balance	$(957)	$(1,126)	$(957)	$(1,126)

Pension benefits
Beginning balance	$(25,784)	$(29,799)	$(26,416)	$(30,572)
Amortization of prior service cost	24	24	70	71
Amortization of loss	292	362	878	1,088

Ending balance	$(25,468)	$(29,413)	$(25,468)	$(29,413)

Total AOCL ending balance	$(26,425)	$(30,539)	$(26,425)	$(30,539)

(1)	Prior service cost and actuarial gain are included as part of the Company’s net periodic benefit cost. Refer to Note 8.

Reclassifications out of accumulated other comprehensive loss were nominal.

10. Restructuring

We account for restructuring costs associated with one-time termination benefits, costs associated with lease and contract terminations and other related exit activities in accordance with FASB’s guidance. We previously made estimates of the costs to be incurred as part of a restructuring plan developed during 2008 and concluded at the end of 2010. The restructuring plan consisted of various actions including termination of approximately 380 non-driver positions and the consolidation, closure or affiliation of underperforming company-operated terminals, our withdrawal from three multi-employer pension plans and costs associated with the consolidation of our corporate headquarters, and resulted in charges during 2008, 2009 and 2010, primarily related to our chemical logistics segment. As of September 30, 2014, we have approximately $1.1 million of restructuring charges included in accrued expenses on the Consolidated Balance Sheet which are expected to be paid through 2017.

In the nine months ended September 30, 2014, we had the following activity in our restructuring accrual (in thousands):

	Balance at December 31, 2013	Payments	Balance at September 30, 2014
Restructuring costs	$1,582	$(487)	$1,095

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

Summarized segment data and a reconciliation to income before income taxes follow (in thousands):

	Three Months Ended September 30, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$125,756	$39,469	$20,877	$—	$186,102
Service revenue	18,404	2,566	14,360	478	35,808
Fuel surcharge	30,077	1,127	5,376	—	36,580

Total operating revenues	174,237	43,162	40,613	478	258,490

Segment operating income (loss)	20,245	2,015	7,832	(11,440)	18,652
Depreciation and amortization	2,398	2,003	844	42	5,287
(Gain) loss on disposal of property and equipment	(1,256)	1,131	—	—	(125)

Operating income (loss)	19,103	(1,119)	6,988	(11,482)	13,490

Interest expense	1,813	4,106	1,512	8	7,439
Interest income	(122)	(7)	—	—	(129)
Other (income) expense	(325)	—	—	422	97

Income (loss) before income taxes	$17,737	$(5,218)	$5,476	$(11,912)	$6,083

	Three Months Ended September 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$112,704	$40,819	$18,376	$—	$171,899
Service revenue	17,417	2,264	12,359	129	32,169
Fuel surcharge	27,049	—	4,554	—	31,603

Total operating revenues	157,170	43,083	35,289	129	235,671

Segment operating income (loss)	19,892	2,432	5,417	(10,820)	16,921
Depreciation and amortization	2,743	2,603	854	118	6,318
(Gain) loss on disposal of property and equipment	(2,602)	1,648	(15)	(45)	(1,014)

Operating income (loss)	19,751	(1,819)	4,578	(10,893)	11,617

Interest expense	2,558	4,077	1,515	19	8,169
Interest income	(214)	—	—	—	(214)
Other (income) expense	(578)	—	—	997	419

Income (loss) before income taxes	$17,985	$(5,896)	$3,063	$(11,909)	$3,243

	Nine Months Ended September 30, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$363,951	$115,796	$60,212	$—	$539,959
Service revenue	53,359	6,639	41,135	975	102,108
Fuel surcharge	87,411	3,642	15,456	—	106,509

Total operating revenues	504,721	126,077	116,803	975	748,576

Segment operating income (loss)	59,610	7,461	20,504	(32,764)	54,811
Depreciation and amortization	7,270	6,188	2,498	229	16,185
(Gain) loss on disposal of property and equipment	(3,273)	1,454	(19)	—	(1,838)

Operating income (loss)	55,613	(181)	18,025	(32,993)	40,464

Interest expense	5,091	12,425	4,537	32	22,085
Interest income	(356)	(18)	—	—	(374)
Other income	(322)	—	—	(3,795)	(4,117)

Income (loss) before income taxes	$51,200	$(12,588)	$13,488	$(29,230)	$22,870

	Nine Months Ended September 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$334,978	$120,321	$55,241	$—	$510,540
Service revenue	50,420	8,685	38,782	441	98,328
Fuel surcharge	81,500	273	13,748	—	95,521

Total operating revenues	466,898	129,279	107,771	441	704,389

Segment operating income (loss)	61,326	9,991	18,749	(31,768)	58,298
Depreciation and amortization	8,390	8,496	2,490	364	19,740
Impairment charges (1)	—	55,692	—	—	55,692
(Gain) loss on disposal of property and equipment	(3,397)	3,244	59	(2,418)	(2,512)

Operating income (loss)	56,333	(57,441)	16,200	(29,714)	(14,622)

Interest expense	7,329	11,849	4,530	68	23,776
Interest income	(659)	—	—	—	(659)
Other (income) expense	(1,021)	(6,800)	—	997	(6,824)

Income (loss) before income taxes	$50,684	$(62,490)	$11,670	$(30,779)	$(30,915)

(1)	Includes an impairment charge of $55.2 million of goodwill and $0.5 million of intangible assets related to our energy logistics reporting unit.

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

For the three months ended September 30, 2014, the net change to our total gross unrecognized tax benefit was a decrease of $0.2 million. Our total gross unrecognized tax benefit at September 30, 2014 was $2.2 million. This represents the total of our unrecognized tax benefits (not including interest and penalties).

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.5 million (net of federal tax benefit) accrued for interest and $0.2 million accrued for penalties at December 31, 2013. The total amount accrued for interest and penalties at September 30, 2014 was $0.6 million.

We are subject to income tax in the U.S., Canada, and Mexico, as well as in multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for the years before 2009, to international examinations for years before 2009 and, with few exceptions, to state examinations before 2009.

The effective tax rates for the three months ended September 30, 2014 and 2013 were 41.3% and 14.8%, respectively. The effective tax rate for the current quarter differed from our statutory rate primarily due to an unfavorable state tax adjustment. The effective tax rate for the same period in 2013 differed from our statutory rate primarily due to a favorable state tax adjustment. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 21.2% and 37.8%, respectively. The effective tax rates for the nine months ended September 30, 2014 and 2013 differed from our statutory rate due to partial releases of the foreign tax credit valuation allowance.

13. Share Repurchase Program

On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million in shares of our common stock in an open-ended repurchase program (the “Repurchase Program”). The Repurchase Program does not have an expiration date. Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program and it can be discontinued at any time that we feel additional purchases are not warranted. As of September 30, 2014, we have repurchased approximately 1.2 million shares valued at $8.1 million under the Repurchase Program, with the authority to repurchase an additional $6.9 million of shares.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account the reserves described below, should not be material to our business or financial condition. As of September 30, 2014 and December 31, 2013, we had reserves in the amount of approximately $7.9 million and $8.3 million, respectively, for all environmental matters, of which the most significant are presented and discussed below.

	Number of Sites		Reserves (in millions)
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Multi-party sites	16	17	$1.6	$2.1
Sole party major sites:
Bridgeport, New Jersey	1	1	4.1	3.6
William Dick, Pennsylvania	1	1	0.4	0.7
Other Properties	7	7	1.8	1.9

Total	25	26	$7.9	$8.3

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

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at 25 sites at September 30, 2014.

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

At one of the 16 sites, we are one of approximately seventy companies party to a May 2007 Administrative Order on Consent (“AOC”) with the U.S. Environmental Protection Agency (“USEPA”) to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the lower seventeen mile stretch of the Passaic River, known as the Lower Passaic River Study Area. The RI/FS is ongoing and has not been completed. Sampling results indicate that the primary contaminants of concern in the river are dioxin, mercury and PCBs. Separately, in April 2014, USEPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for an interim remedy of the lower eight miles of the Lower Passaic River Study Area. The USEPA’s preferred plan in the FFS would involve dredging the river bank to bank and installing an engineered cap. USEPA accepted public comments on the FFS through August 20, 2014 and the comment period is now closed. The AOC for the RI/FS does not obligate us to fund or perform any remedial action contemplated by the FFS or any permanent remedy that may be recommended in the RI/FS. There are many uncertainties associated with the final cost and allocation of potential liability for any remedial actions on the river and the Company cannot reliably estimate its portion of the final costs for this matter at this time. In addition, we have found no evidence that the

Company’s operations at this location contributed any contaminants of concern to the river. The Company believes that the evidence developed so far indicates that companies other than ours are responsible for substantially all of the remediation that may be ultimately required. We have set reserves for only our share of the costs of the RI/FS and a small dredging and capping project at River Mile 10 performed by the seventy companies, that has now been completed, except for operations and maintenance of less than $0.1 million. The Company will vigorously defend itself in this matter.

We have estimated future expenditures for these 16 multi-party environmental matters to be in the range of $1.6 million to $3.8 million. As of September 30, 2014, we have reserved $1.6 million.

Sole Party Major Sites

At 9 of the 25 sites, we are alleged to be the only responsible party and are in the process of conducting investigations and/or remediation projects. Six of these projects relate to operations conducted by CLC and its subsidiaries prior to our acquisition of CLC in 1998. These six sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; (5) Charleston, West Virginia; and (6) East Rutherford, New Jersey. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of these 6 CLC sites is discussed in more detail below. We have estimated future expenditures for these 9 properties to be in the range of $6.3 million to $16.7 million. As of September 30, 2014, we have reserved $6.3 million.

Bridgeport, New Jersey

QDI is required under the terms of three federal consent decrees to perform remediation work at this operating truck terminal and tank wash site. CLC entered into consent orders with USEPA in 1991 to treat groundwater, in 1998 to remove contamination in the wetlands, and in 2010 to assess and remediate contaminated soils at the site.

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began long-term operations in July 2011 and is in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Based on the second annual groundwater report, contamination does not appear to be completely delineated and a limited number of additional monitoring wells are expected to be installed. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA and is on-going. USEPA has requested additional monitoring through 2017. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered into a consent order with USEPA in 2010 to perform the remediation work, which will consist primarily of in-place thermal treatment. In late 2012, USEPA concluded that our additional required site investigation work for delineation purposes was complete. We have finished the preliminary engineering design phase, the 95% design and the 100% design report for the thermal treatment of contaminated soils. The final design includes limited groundwater extraction with treatment through the existing plant. Comments from USEPA on the 100% thermal design report have been received and substantially addressed. We plan to amend the design to address the additional limited groundwater extraction and treatment needed. The project is now entering the pre-construction site activity phase for the thermal remediation, which includes application for certain NJDEP permits to perform the work. We have estimated aggregate expenditures for the Bridgeport location to be in the range of $4.1 million to $8.5 million. As of September 30, 2014, we have reserved $4.1 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in 1995 to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of an interim remedy that consisted of a groundwater treatment facility with local discharge in 2007 and the treatment facility began operations in 2010. In order to negotiate a final long term groundwater remedy with USEPA, a feasibility study work plan was submitted to the Agency during the quarter ended September 30, 2014. Although initial soil treatment was completed in 2007, test results indicated that soil clean-up objectives were not fully achieved in both shallow and deep soil subzones. Soil piles generated from previous isolated discrete removal actions were subsequently treated on-site. During 2013, we received notification from USEPA that this work is considered complete and the treated soil was used as backfill at the site. The fieldwork for further limited soil remediation consisting of targeted in-situ chemical treatment of the deep soil subzones at the site has been concluded, and no further remediation work in the deep soil subzones is expected. Targeted in-situ chemical treatment of the shallow soil subzone was recently performed, which completes the soils remediation work for this area and at the site. On September 30, 2014, USEPA confirmed completion of the construction phase of the remedy and the operation of the remedy as intended. This completes the remedial action work for the soils operable unit in accordance with the approved remedial design. We have estimated aggregate expenditures for the William Dick location to be in the range of $0.4 million to $3.4 million. As of September 30, 2014, we have reserved $0.4 million.

Other Properties

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation (“NYSDEC”) in 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. The state issued a record of decision in 2006. The remedial design work plan has been approved by the NYSDEC, and the remedial action phase is expected to begin during the fourth quarter of 2014.

Scary Creek, West Virginia: CLC received a cleanup notice from the state environmental authority in 1994. The state and we have agreed that remediation can be conducted under the state’s voluntary clean-up program (instead of the state superfund enforcement program). We are currently completing the originally planned remedial investigation and the additional site investigation work.

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at this truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. In 2012, we entered into the state’s voluntary clean-up program which requires us to perform additional sampling to close the site. The sampling work phase that was negotiated with the State of West Virginia was completed at the site, and our site assessment report, which does not contemplate further sampling work, has been approved by the West Virginia Department of Environmental Protection (“WVDEP”). A risk assessment report was submitted to WVDEP for evaluation on September 30, 2014.

East Rutherford, New Jersey: This former truck terminal property was sold after CLC completed a plan of remediation relating to a diesel fuel release but New Jersey Department of Environmental Protection (“NJDEP”) did not grant closure. Additional soil sampling and groundwater monitoring work is necessary to close the site under the State’s licensed site remediation professional program. Soil sampling results indicate further sampling is necessary to delineate the extent of contamination that may require limited remediation.

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

We have estimated aggregate future expenditures for Tonawanda, Scary Creek, Charleston, East Rutherford and ISRA New Jersey to be in the range of $1.8 million to $4.8 million. As of September 30, 2014, we have reserved $1.8 million.

Other Legal Matters

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

15. Guarantees

In conjunction with certain third-party financing vendors, we have established a lease purchase program to enable certain independent owner-operators and independent affiliates to lease tractors from those third-party vendors. As part of this program, we have agreed with those third-party vendors to guarantee certain lease payment obligations of participating independent owner-operators and independent affiliates in certain circumstances. The guarantees expire at various dates beginning in 2015 through 2021 and are for an average outstanding loan amount per tractor of approximately $0.1 million.

Our estimated aggregate maximum exposure under these lease guarantees was approximately $37.6 million as of September 30, 2014, which represents the total amount of the remaining lease payments on all outstanding guaranteed leases as of that date. However, upon a default, we are likely to, and have contractual rights to, take actions to reduce or recoup our expenditures, including purchasing the tractor and reselling it to recover all or a portion of the amounts paid, or facilitating an arrangement between the third-party vendor and another independent owner-operator or independent affiliate to assume the lease. In addition, up to 50% of any realized losses related to independent owner-operators managed by independent affiliates could be recouped from those independent affiliates pursuant to agreements with those independent affiliates. Therefore, we believe our potential exposure is substantially less than $37.6 million and would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We did not incur any material levels of default under these leases during the nine months ended September 30, 2014.

16. Guarantor Subsidiaries

At and during the nine months ended September 30, 2014, there were outstanding 2018 Notes that were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

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

The following condensed consolidating financial information for QDI, QD LLC and QD Capital, which has no material assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at September 30, 2014 and December 31, 2013 and condensed consolidating statements of operations for the three and nine-month periods ended September 30, 2014 and 2013, respectively, and the condensed consolidating statements of cash flows for each of the nine-month periods ended September 30, 2014 and 2013.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

In the second quarter of 2014, the Company revised certain amounts within its guarantor subsidiaries condensed consolidating balance sheet. Specifically, the investment in subsidiary, intercompany, and retained earnings balances, have been adjusted resulting in revisions between QDI, QD LLC and QD Capital, and its guarantor subsidiaries. The impact of the revision, which impacted only the condensed consolidating balance sheet, is not material in the aggregate and had no impact or effect on our consolidated financial statements for any periods presented. Financial definitions and provisions under the Company’s 9.875% Second-Priority Senior Secured Notes Due 2018 (“2018 Notes”), the ABL Facility and the senior secured term loan facility are calculated solely on the basis of our consolidated financial statements, and the revision has no impact on our compliance with the provisions of our indebtedness. As prior period information is presented, the Company will similarly revise the condensed consolidating balance sheets in future filings.

Condensed Consolidating Balance Sheet—Revised

As of December 31, 2013

	QDI		QD LLC and QD Capital		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	As Reported	Previously Reported	As Reported	Previously Reported	As Reported	Previously Reported	As Reported	Previously Reported	As Reported	Previously Reported	As Reported
ASSETS
Investment in subsidiaries— long-term	$(123,790)	$(123,790)	$388,157	$322,433	$—	$—	$—	$—	$(264,367)	$(198,643)	$—	$—
Intercompany—long-term	$144,057	$144,057	$194,293	$260,017	$359,733	$223,304	$12,213	$6,375	$(710,296)	$(633,753)	$—	$—
Total	$20,267	$20,267	$582,450	$582,450	$359,733	$223,304	$12,213	$6,375	$(974,663)	$(832,396)	$—	$—
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Intercompany—long-term	$—	$—	$355,044	$355,044	$350,562	$278,581	$4,690	$128	$(710,296)	$(633,753)	$—	$—
Accumulated (deficit) retained earnings	$(270,505)	$(270,505)	$(262,159)	$(262,159)	$15,881	$(48,567)	$5,085	$3,809	$241,193	$306,917	$(270,505)	$(270,505)
Total	$(270,505)	$(270,505)	$92,885	$92,885	$366,443	$230,014	$9,775	$3,937	$(469,103)	$(326,836)	$(270,505)	$(270,505)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income (Loss)

Three Months Ended September 30, 2014

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$186,102	$—	$—	$186,102
Service revenue	—	—	35,806	2	—	35,808
Fuel surcharge	—	—	36,580	—	—	36,580

Total operating revenues	—	—	258,488	2	—	258,490

Operating expenses:
Purchased transportation	—	—	174,674	—	—	174,674
Compensation	—	—	23,871	—	—	23,871
Fuel, supplies and maintenance	—	—	24,849	(8)	—	24,841
Depreciation and amortization	—	—	5,287	—	—	5,287
Selling and administrative	—	18	9,009	4	—	9,031
Insurance costs	—	—	5,629	7	—	5,636
Taxes and licenses	—	—	853	3	—	856
Communication and utilities	—	—	929	—	—	929
Gain on disposal of property and equipment	—	—	(125)	—	—	(125)

Operating (loss) income	—	(18)	13,512	(4)	—	13,490
Interest expense, non-related party, net	—	7,288	22	—	—	7,310
Interest (income) expense, related party, net	—	(7,288)	7,288	—	—	—
Write-off of debt issuance costs	—	422	—	—	—	422
Other (income) expense	—	—	(461)	136	—	(325)

(Loss) income before income taxes	—	(440)	6,663	(140)	—	6,083
(Benefit from) provision for income taxes	(146)	—	2,655	—	—	2,509
Equity in earnings of subsidiaries	3,428	3,868	—	—	(7,296)	—

Net income (loss)	$3,574	$3,428	$4,008	$(140)	$(7,296)	$3,574

Total other comprehensive income, net of tax	453	453	316	137	(906)	453

Comprehensive income (loss)	$4,027	$3,881	$4,324	$(3)	$(8,202)	$4,027

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income (Loss)

Three Months Ended September 30, 2013

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$171,899	$—	$—	$171,899
Service revenue	—	—	32,147	22	—	32,169
Fuel surcharge	—	—	31,603	—	—	31,603

Total operating revenues	—	—	235,649	22	—	235,671
Operating expenses:
Purchased transportation	—	—	153,153	—	—	153,153
Compensation	—	—	24,431	—	—	24,431
Fuel, supplies and maintenance	—	—	26,376	—	—	26,376
Depreciation and amortization	—	—	6,318	—	—	6,318
Selling and administrative	—	16	8,305	10	—	8,331
Insurance costs	—	—	4,600	7	—	4,607
Taxes and licenses	—	—	922	—	—	922
Communication and utilities	—	—	930	—	—	930
Gain on disposal of property and equipment	—	—	(142)	(872)	—	(1,014)

Operating (loss) income	—	(16)	10,756	877	—	11,617
Interest expense (income), non-related party, net	—	7,702	255	(2)	—	7,955
Interest (income) expense, related party, net	—	(7,702)	7,784	(82)	—	—
Write-off of debt issuance costs	—	521	—	—	—	521
Other expense (income), net	476	—	(548)	(30)	—	(102)

(Loss) income before income taxes	(476)	(537)	3,265	991	—	3,243
(Benefit from) provision for income taxes	(35)	—	336	179	—	480
Equity in earnings of subsidiaries	3,204	3,741	—	—	(6,945)	—

Net income	$2,763	$3,204	$2,929	$812	$(6,945)	$2,763

Total other comprehensive income (loss), net of tax	349	349	386	(37)	(698)	349

Comprehensive income	$3,112	$3,553	$3,315	$775	$(7,643)	$3,112

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income (Loss)

Nine Months Ended September 30, 2014

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$539,959	$—	$—	$539,959
Service revenue	—	—	102,082	26	—	102,108
Fuel surcharge	—	—	106,509	—	—	106,509

Total operating revenues	—	—	748,550	26	—	748,576

Operating expenses:
Purchased transportation	—	—	505,974	4	—	505,978
Compensation	—	—	68,081	—	—	68,081
Fuel, supplies and maintenance	—	—	73,607	(6)	—	73,601
Depreciation and amortization	—	—	16,185	—	—	16,185
Selling and administrative	—	80	23,973	16	—	24,069
Insurance costs	—	—	16,597	23	—	16,620
Taxes and licenses	—	—	2,529	3	—	2,532
Communication and utilities	—	—	2,884	—	—	2,884
Gain on disposal of property and equipment	—	—	(1,838)	—	—	(1,838)

Operating (loss) income	—	(80)	40,558	(14)	—	40,464
Interest expense, non-related party, net	—	21,138	573	—	—	21,711
Interest (income) expense, related party, net	—	(21,138)	21,306	(168)	—	—
Gain on early extinguishment of debt	—	—	(4,217)	—	—	(4,217)
Write-off of debt issuance costs	—	422	—	—	—	422
Other expense (income)	2	—	(458)	134	—	(322)

(Loss) income before income taxes	(2)	(502)	23,354	20	—	22,870
(Benefit from) provision for income taxes	(399)	—	5,326	(73)	—	4,854
Equity in earnings of subsidiaries	17,619	18,121	—	—	(35,740)	—

Net income	$18,016	$17,619	$18,028	$93	$(35,740)	$18,016

Total other comprehensive income (loss), net of tax	1,052	1,052	948	104	(2,104)	1,052

Comprehensive income	$19,068	$18,671	$18,976	$197	$(37,844)	$19,068

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income (Loss)

Nine Months Ended September 30, 2013

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$510,540	$—	$—	$510,540
Service revenue	—	—	98,180	148	—	98,328
Fuel surcharge	—	—	95,521	—	—	95,521

Total operating revenues	—	—	704,241	148	—	704,389
Operating expenses:
Purchased transportation	—	—	446,405	—	—	446,405
Compensation	—	—	76,402	—	—	76,402
Fuel, supplies and maintenance	—	—	79,983	8	—	79,991
Depreciation and amortization	—	—	19,740	—	—	19,740
Selling and administrative	—	148	23,781	36	—	23,965
Insurance costs	—	—	13,454	23	—	13,477
Taxes and licenses	—	—	2,904	—	—	2,904
Communication and utilities	—	—	2,947	—	—	2,947
Gain on disposal of property and equipment	—	—	(1,590)	(922)	—	(2,512)
Impairment charges			55,692			55,692

Operating (loss) income	—	(148)	(15,477)	1,003	—	(14,622)
Interest expense (income), non-related party, net	—	22,518	601	(2)	—	23,117
Interest (income) expense, related party, net	—	(22,518)	22,767	(249)	—	—
Write-off of debt issuance costs	—	521	—	—	—	521
Other expense (income)	476	—	(7,884)	63	—	(7,345)

(Loss) income before income taxes	(476)	(669)	(30,961)	1,191	—	(30,915)
(Benefit from) provision for income taxes	(29)	—	(11,878)	232	—	(11,675)
Equity in loss of subsidiaries	(18,793)	(18,124)	—	—	36,917	—

Net (loss) income	$(19,240)	$(18,793)	$(19,083)	$959	$36,917	$(19,240)

Total other comprehensive income, net of tax	1,213	1,213	1,159	54	(2,426)	1,213

Comprehensive (loss) income	$(18,027)	$(17,580)	$(17,924)	$1,013	$34,491	$(18,027)

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

September 30, 2014

Unaudited—(In 000’s)

(Continued)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2,216	$70	$—	$2,286
Accounts receivable, net	—	—	146,499	2	—	146,501
Prepaid expenses	—	(17)	13,603	26	—	13,612
Deferred tax asset, net	—	—	27,630	—	—	27,630
Intercompany	—	—	457,540	96	(457,636)	—
Other current assets	(18)	—	11,124	(19)	—	11,087

Total current assets	(18)	(17)	658,612	175	(457,636)	201,116
Property and equipment, net	—	—	160,539	—	—	160,539
Assets held-for-sale	—	—	2,836	—	—	2,836
Goodwill	—	—	32,955	—	—	32,955
Intangibles, net	—	—	15,683	—	—	15,683
Non-current deferred tax asset, net	(1,840)	—	22,054	—	—	20,214
Investment in subsidiaries	(105,119)	341,699	—	—	(236,580)	—
Intercompany	157,540	262,451	221,884	6,683	(648,558)	—
Other assets	—	5,695	595	—	—	6,290

Total assets	$50,563	$609,828	$1,115,158	$6,858	$(1,342,774)	$439,633

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$7,000	$3,614	$—	$—	$10,614
Current maturities of capital lease obligations	—	—	373	—	—	373
Accounts payable	—	—	11,929	—	—	11,929
Intercompany	80,944	—	376,692	—	(457,636)	—
Independent affiliates and independent owner-operators payable	—	—	21,987	—	—	21,987
Accrued expenses	—	8,009	29,683	(2)	—	37,690
Environmental liabilities	—	—	4,729	—	—	4,729
Accrued loss and damage claims	—	—	8,571	—	—	8,571

Total current liabilities	80,944	15,009	457,578	(2)	(457,636)	95,893
Long-term indebtedness, less current maturities	—	346,469	317	—	—	346,786
Capital lease obligations, less current maturities	—	—	253	—	—	253
Environmental liabilities	—	—	3,181	—	—	3,181
Accrued loss and damage claims	—	—	10,410	—	—	10,410
Intercompany	—	353,469	294,806	283	(648,558)	—
Other non-current liabilities	—	—	13,491	—	—	13,491

Total liabilities	80,944	714,947	780,036	281	(1,106,194)	470,014
Shareholders’ (deficit) equity:
Common stock	449,565	354,963	390,760	3,584	(749,307)	449,565
Treasury stock	(11,443)	—	—	—	—	(11,443)
Accumulated (deficit) retained earnings	(252,489)	(244,540)	(30,539)	3,902	271,177	(252,489)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(26,425)	(25,953)	(25,099)	(854)	51,906	(26,425)

Total shareholders’ (deficit) equity	(30,381)	(105,119)	335,122	6,577	(236,580)	(30,381)

Total liabilities and shareholders’ (deficit) equity	$50,563	$609,828	$1,115,158	$6,858	$(1,342,774)	$439,633

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2014

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$18,016	$17,619	$18,028	$93	$(35,740)	$18,016
Adjustments for non-cash charges	(14,485)	(36,934)	35,816	(168)	35,740	19,969
Net changes in assets and liabilities	384	6,178	(19,579)	(37)	—	(13,054)
Intercompany activity	(3,915)	13,137	(9,323)	101	—	—

Net cash provided by (used in) operating activities	—	—	24,942	(11)	—	24,931

Cash flows from investing activities:
Capital expenditures	—	—	(29,659)	—	—	(29,659)
Onboarding payment to independent affiliate	—	—	(125)	—	—	(125)
Proceeds from sales of property and equipment	—	—	20,848	—	—	20,848

Net cash used in investing activities	—	—	(8,936)	—	—	(8,936)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	(22,500)	(18,110)	—	—	(40,610)
Proceeds from revolver	—	269,122	—	—	—	269,122
Payments on revolver	—	(248,422)	—	—	—	(248,422)
Deferred financing costs	—	(113)	—	—	—	(113)
Proceeds from exercise of stock options	4,953	—	—	—	—	4,953
Other	—	—	(596)	—	—	(596)
Intercompany activity	(4,953)	1,913	3,040	—	—	—

Net cash used in financing activities	—	—	(15,666)	—	—	(15,666)

Net increase (decrease) in cash and cash equivalents	—	—	340	(11)	—	329
Cash and cash equivalents, beginning of period	—	—	1,876	81	—	1,957

Cash and cash equivalents, end of period	$—	$—	$2,216	$70	$—	$2,286

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2013

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(19,240)	$(18,793)	$(19,083)	$959	$36,917	$(19,240)
Adjustments for non-cash charges	21,307	(1,907)	75,974	(1,891)	(36,917)	56,566
Net changes in assets and liabilities	309	5,828	(4,100)	(12)	—	2,025
Intercompany activity	(2,376)	14,872	(14,213)	1,717	—	—

Net cash provided by operating activities	—	—	38,578	773	—	39,351

Cash flows from investing activities:
Capital expenditures	—	—	(19,156)	—	—	(19,156)
Trojan purchase price adjustment	—	—	(857)	—	—	(857)
Onboarding payment to independent affiliate	—	—	(1,000)	—	—	(1,000)
Proceeds from sales of property and equipment	—	—	17,981	—	—	17,981

Net cash used in investing activities	—	—	(3,032)	—	—	(3,032)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	17,500	—	—	—	17,500
Principal payments on long-term debt and capital lease obligations	—	(22,500)	(4,963)	—	—	(27,463)
Proceeds from revolver	—	163,600	—	—	—	163,600
Payments on revolver	—	(183,300)	—	—	—	(183,300)
Deferred financing costs	—	(935)	—	—	—	(935)
Purchases of treasury stock	(4,454)					(4,454)
Proceeds from exercise of stock options	311	—	—	—	—	311
Other		—	(1,020)	—	—	(1,020)
Intercompany activity	4,143	25,635	(29,778)	—	—	—

Net cash used in financing activities	—	—	(35,761)	—	—	(35,761)

Net (decrease) increase in cash and cash equivalents	—	—	(215)	773	—	558
Cash and cash equivalents, beginning of period	—	—	2,580	124	—	2,704

Cash and cash equivalents, end of period	$—	$—	$2,365	$897	$—	$3,262

17. Subsequent Events

On November 3, 2014, the ABL Facility and the Term Loan were amended and restated (the “Amended ABL”). Total borrowing capacity under the ABL Facility and the Term Loan remain at $350.0 million and $17.5 million, respectively. Obligations under the Term Loan mature in three years, or November 2017, and obligations under the ABL Facility mature November 2019. However, if our 2018 Notes are refinanced and certain conditions are met, the ABL Facility maturity date would extend to the earlier of November 2019 or 91 days prior to the scheduled maturity of any replacement notes. Borrowing availability under the revolving credit facility was expanded to include additional eligible accounts and the interest rate under both the revolving credit facility and the term loan were reduced. Other terms and conditions under the Amended ABL are substantially unchanged.

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America and are also the largest provider of intermodal ISO tank container and depot services in North America. In 2011, we began providing logistics services to the unconventional oil and gas (“UCO&G”) market. We operate an asset-light business model and service customers across North America through our network of 95 terminals servicing the chemical market, 17 terminals servicing the energy market and 9 ISO tank depot services terminals (intermodal) servicing the chemical and other bulk liquid markets.

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

The chemical tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. We estimate, based on industry sources, that the highly fragmented North American for-hire segment of the bulk tank transport market generated revenues of approximately $6.9 billion in 2013. We specifically operate in the for-hire chemical and food grade bulk transport market (which we estimate at $4.3 billion in 2013). We believe we have the leading market share (estimated at 14.0% in 2013) in this sector based on revenues. We operate the largest for-hire chemical bulk tank truck network in North America comprised of terminals, tractors and trailers. We believe being a larger carrier facilitates customer service and lane density and provides a more favorable cost structure. In 2014, we announced the addition to our network of new terminals operated by independent affiliates, as well as bulk rail intermodal service. We believe that expanding our number of managed terminals, particularly in geographic areas in which there is no existing presence or where we have an existing presence and would like to expand our density, may help us achieve some of the benefits we seek from managing a larger carrier network.

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

Energy Logistics

Our energy logistics business operates through our subsidiary, QCER, services the UCO&G market through the transportation of crude oil, fresh water, flowback and produced brine water, and the disposal of flowback and produced brine water, as well as providing services ancillary to these activities. As of September 30, 2014, we operate in the Bakken, Denver-Julesburg, Eagle Ford, Marcellus, Mississippian Limestone, Mowry, Niobrara, Permian Basin, Powder River, Tuscaloosa Marine, Utica and Woodford shale regions in North America, all of which have experienced drilling for both oil and natural gas, with the exception of Marcellus, which is solely natural gas. We continue to evaluate the potential for expansion into additional shale regions, either directly or through independent affiliates, which would provide additional diversification to our business. Our strategy to target multiple resource-rich shales helps to diversify our customer offerings, lessen the impact of swings in any one commodity and optimize equipment utilization.

During 2013 and the first nine months of 2014, we affiliated certain company terminals and entered into new independent affiliate relationships as we implemented our planned affiliation of this business. During the fourth quarter of 2014, we plan to transition certain affiliated terminals in Oklahoma and Wyoming to other existing independent affiliates. At September 30, 2014, we manage approximately 1,200 units (tractors, trailers and service equipment) of energy equipment in this market and serve a diverse customer base including many of the national and regional exploration and production companies, as well as marketers of oil in this industry.

Our energy logistics business is primarily involved in fluid management and logistics in the upstream segment of the energy industry through its services in connection with the establishment and servicing of production wells, and the midstream segment of the energy industry in connection with the transportation of crude oil. We believe the market for services such as those provided by our energy logistics business was approximately $9.0 billion in 2013. The industry consists of providers that include independent national or regional trucking and logistics companies such as QCER, trucking and logistics companies owned by or dedicated to large oil and gas companies, and local providers focused on one or more particular shales. Demand for our services is driven by the number of active and producing wells, which impacts the transportation of crude oil and produced water, as well as the level of new drilling activity, which influences the transportation of fresh water and flowback water. Demand is also driven by market prices for oil and gas, which influence the exploration and production activities of our customers, the prices they are willing to pay for our services, and the shales in which they operate. We expect regulation of this industry to increase over time but believe that the scope of our operations and our experience with regulation in our chemical logistics business will facilitate our adaptation to new regulations and may provide us with an advantage over our competitors.

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

Boasso’s revenues are impacted by United States chemical import/export volume, in particular, the number and volume of shipments through ports where Boasso has terminals, as well as their market share in those locations. Chemical manufacturers have sought to efficiently transport their products on a global basis by utilizing ISO tank containers, and we believe the resulting demand for distributors that can offer a broad range of services within the supply chain will drive future growth in this sector. We believe that our intermodal business will benefit from these trends because of its market leadership, experience and track record.

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

Recent Significant Transactions

November 2014 Amended and Restated ABL Facility and Term Loan

On November 3, 2014, the ABL Facility and the Term Loan were amended and restated (the “Amended ABL”). Total borrowing capacity under the ABL Facility and the Term Loan remain at $350.0 million and $17.5 million, respectively. Obligations under the Term Loan mature in three years, or November 2017, and obligations under the ABL Facility mature November 2019. However, if our 2018 Notes are refinanced and certain conditions are met, the ABL Facility maturity date would extend to the earlier of November 2019 or 91 days prior to the scheduled maturity of any replacement notes. Borrowing availability under the revolving credit facility was expanded to include additional eligible accounts and the interest rate under both the revolving credit facility and the term loan were reduced. Other terms and conditions under the Amended ABL are substantially unchanged.

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

August 2013 Secondary Offering

On August 14, 2013, former shareholders, including funds affiliated with Apollo Global Management, LLC, sold 4.7 million shares of our common stock in an underwritten public offering, at a gross price of $8.60 per share. We did not receive any proceeds from the sale of the shares by the selling shareholders in this offering. However, we incurred and paid approximately $0.5 million in underwriting fees and expenses associated with this offering.

July 2013 Notes Redemption

On July 15, 2013, we redeemed a portion of our 2018 Notes in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium. The redemption was funded with proceeds from the Term Loan (described below) together with borrowings under our ABL Facility.

June 2013 ABL Facility Amendment—Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility which was fully funded on July 15, 2013 (the “Term Loan”). Borrowings under the Term Loan bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at September 30, 2014 was 2.50% for base rate borrowings and 3.50% for LIBOR borrowings. Obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates.

May 2013 New Independent Affiliate

On May 1, 2013, we began affiliating our energy logistics operations in the Marcellus and Utica shale regions by converting three company-operated terminals to independently affiliated operations. The affiliation was a new relationship with an independent operator who is based in the Williamsport, Pennsylvania area and operated an existing oilfield services company. In conjunction with this effort, the new independent affiliate purchased and leased certain transportation equipment from us to ensure sufficient capacity for the combined customer base and execute a smooth transition of the business. In October 2013, we transitioned our Utica shale operations in Ohio to this same independent affiliate. In December 2013 and February 2014, we transitioned our Woodford shale operations in Oklahoma and our Wyoming operation to this same independent affiliate.

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

RESULTS OF OPERATIONS

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Transportation	72.0%	72.9%	72.1%	72.5%
Service revenue	13.8	13.7	13.7	13.9
Fuel surcharge	14.2	13.4	14.2	13.6

Total operating revenues	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Purchased transportation	67.6	65.0	67.6	63.4
Compensation	9.2	10.4	9.1	10.8
Fuel, supplies and maintenance	9.6	11.2	9.8	11.4
Depreciation and amortization	2.0	2.7	2.2	2.8
Selling and administrative	3.5	3.5	3.2	3.4
Insurance costs	2.2	2.0	2.2	1.9
Taxes and licenses	0.3	0.4	0.3	0.4
Communication and utilities	0.4	0.4	0.4	0.4
Gain on disposal of property and equipment	0.0	-0.4	-0.2	-0.4
Impairment charges	—	—	—	7.9

Total operating expenses	94.8	95.2	94.6	102.0

Operating income (loss)	5.2	4.8	5.4	-2.0

Interest expense	2.9	3.5	3.0	3.4
Interest income	0.0	-0.1	0.0	-0.1
Gain on early extinguishment of debt	0.0	—	-0.6	—
Write-off of debt issuance costs	0.2	—	0.1	0.1
Other income, net	-0.1	—	0.0	-1.0

Income (loss) before income taxes	2.2	1.4	2.9	-4.4
Provision for (benefit from) income taxes	1.0	0.2	0.6	-1.7

Net income (loss)	1.2%	1.2%	2.3%	-2.7%

The following table shows the number of terminals, drivers, tractors, trailers and energy logistics equipment that we manage (including independent affiliates and independent owner-operators) as of September 30:

	2014	2013
Terminals (1)	121	110
Drivers	3,623	3,415
Tractors	3,209	2,897
Trailers	5,624	5,259
Energy logistics equipment (2)	1,189	1,335
Intermodal chassis	1,658	1,541

(1)	See the following table for terminals by segment.
(2)	Includes tractors, trailers and specialized equipment.

Our network terminals and facilities consisted of the following as of September 30:

	2014 Terminals	2013 Terminals
Chemical logistics independent affiliate trucking terminals	91	84
Chemical logistics company-operated trucking terminals	4	4
Energy logistics independent affiliate energy terminals	15	6
Energy logistics company-operated energy terminals	2	7
Intermodal container services terminals/depots	9	9

Total	121	110

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

For the quarter ended September 30, 2014, total revenues were $258.5 million, an increase of $22.8 million, or 9.7%, compared to total revenues of $235.7 million for the same period in 2013. Transportation revenue increased by $14.2 million, or 8.3%, primarily due to strong growth in our chemical logistics business of $13.1 million resulting from increased volumes and positive contributions from new terminals established during 2014. We had an increase of $2.5 million in our intermodal transportation revenue due to stronger demand for ISO container shipments. Our energy logistics transportation revenue decreased $1.4 million due to reduced drilling activity in certain of our shale regions offset by increased oil hauling activity in other shale regions. Aggressive driver recruiting and retention actions have resulted in a higher number of drivers during the 2014 period compared to the 2013 period.

Service revenue increased $3.6 million, or 11.3%, primarily due to a $2.0 million improvement in our intermodal service revenue resulting from higher depot service business and higher chemical logistics service revenue of $1.0 million resulting from increased equipment rental income. In addition, we had an increase in our energy logistics business of $0.3 million primarily due to increased equipment rental income.

Fuel surcharge revenue increased $5.0 million, or 15.7%, primarily due to an increase in our chemical logistics business of $3.0 million, an increase in our energy logistics business of $1.2 million and an increase in our intermodal business of $0.8 million. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers and certain energy logistics customers. Most of these programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs is included in purchased transportation.

Purchased transportation increased $21.5 million, or 14.1%, due primarily to an increase of $13.3 million in costs related to servicing our chemical logistics business. In addition, we had an increase of $6.1 million in costs related to servicing our energy logistics market and we had an increase of $2.1 million in costs related to servicing our intermodal business. The majority of these increases resulted from higher transportation volumes. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 78.4% for the current quarter versus 75.3% for the prior-year quarter primarily due to affiliations of prior company-owned terminals. Our independent affiliates generated 93.3% of our chemical logistics transportation revenue and fuel surcharge revenue for the three months ended September 30, 2014 compared to 91.8% for the comparable prior-year period primarily due to new independent affiliate terminals opened during 2014. During the three months ended September 30, 2014 and 2013, we generally paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue. Certain independent affiliates could earn and have earned an even greater percentage of chemical logistics transportation revenue during the 2014 period and in the future due to company-provided growth incentive programs.

During the three months ended September 30, 2014 and 2013, company-operated terminals generated approximately 41% and 63%, respectively, of energy logistics revenue, and independent affiliate-operated terminals and third-party carriers generated approximately 59% and 37%, respectively. We generally pay independent affiliates, independent owner-operators and third-party carriers between 70% and 90% of energy logistics transportation revenue depending on their type of association with the Company. As expected, the percentage of energy logistics revenue generated by independent affiliates trended higher in 2014 versus comparable 2013 periods due to the affiliations that occurred in 2013.

Compensation expense decreased $0.6 million, or 2.3%, due primarily to the affiliation of certain company-operated terminals in our energy logistics segment, partially offset by higher corporate expenses from performance-based incentive compensation programs.

Fuel, supplies and maintenance decreased $1.5 million, or 5.8%, due primarily to a decrease in fuel costs of $1.2 million, a reduction in wastewater disposal costs of $1.0 million and lower maintenance and other terminal costs of $0.1 million, partially offset by an increase in equipment rent expense of $0.8 million.

Depreciation and amortization expense decreased $1.0 million, or 16.3%, primarily due to a decrease in amortization expense of $0.6 million for acquired intangibles that were impaired in 2013 and a decrease in depreciation of $0.4 million due to sales of unutilized revenue equipment.

Selling and administrative expenses increased $0.7 million, or 8.4%, primarily due to an increase in driver recruiting and retention costs and other terminal costs.

Insurance costs increased $1.0 million, or 22.3%, primarily due to higher transportation volumes. As a percentage of revenue, insurance costs were within the Company’s target range of 2% to 3% of total revenue.

For the quarter ended September 30, 2014, we recognized a net gain on disposal of revenue equipment of $0.1 million. For the quarter ended September 30, 2013, we recognized a net gain on disposal of revenue equipment of $1.0 million.

For the quarter ended September 30, 2014, operating income was $13.5 million compared to operating income of $11.6 million in the prior-year quarter.

Interest expense decreased $0.7 million, or 8.9%, in the quarter ended September 30, 2014, primarily due to the redemptions of a portion of our high cost 2018 Notes during the third quarters of 2014 and 2013 and the full extinguishment of our Acquisition Notes through payments in the fourth quarter of 2013 and the second quarter of 2014. We expect our interest expense for the remainder of 2014 to continue to be lower than the comparable 2013 period, provided that the rates of interest on our floating rate indebtedness do not increase substantially.

The provision for income taxes was $2.5 million and $0.5 million for the quarters ended September 30, 2014 and 2013, respectively. The effective tax rates for the quarter ended September 30, 2014 and 2013 were 41.3% and 14.8%, respectively. The effective tax rate for the quarter ended September 30, 2014 differed from our statutory rate primarily due to an unfavorable state tax adjustment. The effective tax rate for the same period in 2013 differed from our statutory rate primarily due to a favorable state tax adjustment.

For the quarter ended September 30, 2014, we had net income of $3.6 million compared to net income of $2.8 million for the same period in 2013 as a result of the above-mentioned items.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014, total revenues were $748.6 million, an increase of $44.2 million, or 6.3%, from revenues of $704.4 million for the same period in 2013. Transportation revenue increased $29.4 million, or 5.8%, primarily due to an increase of $29.0 million in our chemical logistics business resulting from increased prices and higher volumes which were due in part to the opening of new terminals during 2014. We had an increase of $5.0 million in our intermodal business due to stronger demand for ISO container shipments. Our energy logistics transportation revenue decreased $4.6 million due to reduced drilling activity in certain of our shale regions partially offset by increased oil hauling activity in other shale regions. Aggressive driver recruiting and retention actions have resulted in a higher number of drivers during the 2014 period compared to the 2013 period.

Service revenue increased $3.8 million, or 3.8%, primarily due to higher chemical logistics service revenue of $2.9 million resulting from increased equipment rental income and a $2.3 million improvement in our intermodal service revenue resulting from higher depot service revenue. These increases were partially offset by a reduction in our energy logistics business of $2.0 million primarily due to a reduction in disposal well revenue.

Fuel surcharge revenue increased $11.0 million, or 11.5%, primarily due to an increase in our chemical logistics business of $5.9 million, an increase in our energy logistics business of $3.4 million and an increase in our intermodal business of $1.7 million. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers and certain energy logistics customers. As a result, most of these programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation increased $59.6 million, or 13.3%, due primarily to an increase of $39.4 million related to servicing our chemical logistics business. In addition, we had an increase of $15.1 million in costs related to servicing our energy logistics market and we had an increase of $5.1 million in costs related to servicing our intermodal business. The majority of the increases resulted from higher transportation volumes. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 78.3% for the nine months ended September 30, 2014 versus 73.7% for the same period in 2013 primarily due to affiliation of prior company-owned terminals. Our independent affiliates generated 93.1% of our chemical logistics revenue and fuel surcharge revenue for the nine months ended September 30, 2014 compared to 89.1% for the comparable prior-year period primarily due to new independent affiliate terminals opened during 2014. During the nine months ended September 30, 2014 and 2013, we generally paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue. Certain independent affiliates could earn and have earned an even greater percentage of chemical logistics transportation revenue during the 2014 period and in the future due to company-provided growth incentive programs.

During the nine months ended September 30, 2014 and 2013, company-operated terminals generated approximately 45% and 71%, respectively, of energy logistics revenue, and independent affiliate-operated terminals and third-party carriers generated approximately 55% and 29%, respectively, due to affiliation of company-operated terminals in 2013 and the nine months ended September 30, 2014. We generally pay independent affiliates, independent owner-operators and third-party carriers between 70% and 90% of energy logistics transportation revenue depending on their type of association with the Company.

Compensation expense decreased $8.3 million, or 10.9%, due primarily to the affiliation of certain company-operated terminals in our energy logistics segment, partially offset by higher corporate expenses from performance-based incentive compensation programs.

Fuel, supplies and maintenance decreased $6.4 million, or 8.0%, due primarily to a decrease in fuel costs of $5.7 million, a reduction in wastewater disposal costs of $2.4 million and lower maintenance and other terminal costs of $0.1 million, partially offset by an increase in equipment rent expense of $1.8 million.

Depreciation and amortization expense decreased $3.6 million, or 18.0%, due to a decrease in amortization expense of $2.0 million for acquired intangibles that were impaired in 2013 and a decrease in depreciation of $1.6 million due to sales of unutilized revenue equipment.

Selling and administrative expenses remained flat due to an increase in driver recruiting and retention costs and bad debt expense offset by a reduction in terminal costs and professional fees.

Insurance costs increased $3.1 million, or 23.3%, primarily due to higher transportation volumes. As a percentage of revenue, insurance costs were within the Company’s target range of 2% to 3% of total revenue.

For the nine months ended September 30, 2014, we recognized a net gain on the disposal of revenue equipment of $1.8 million. For the nine months ended September 30, 2013, we recognized a net gain on disposal of property and equipment of $2.5 million which was comprised of a gain of $2.6 million on the sale of property offset by a net loss of $0.1 million on the disposal of revenue equipment.

We did not incur any impairment charges for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, we recorded a non-cash impairment charge to goodwill and intangibles in the amount of $55.7 million as a result of our annual impairment analysis. The charge related to our energy logistics segment, and further information regarding our impairment analysis is included in our Critical Accounting Policies and Estimates regarding Goodwill and Intangible Assets in our Annual Report on Form 10-K for the year ended December 31, 2013.

For the nine months ended September 30, 2014, operating income was $40.5 million compared to an operating loss of $14.6 million for the same period in 2013. The increase was primarily due to the non-cash impairment charge in the second quarter of 2013 described above.

Interest expense decreased $1.7 million, or 7.1%, in the nine months ended September 30, 2014, primarily due to the redemptions of a portion of our high cost 2018 Notes during the third quarters of 2014 and 2013 and the full extinguishment of our Acquisition Notes through payments in the fourth quarter of 2013 and the second quarter of 2014. We expect our interest expense for the remainder of 2014 to continue to be lower than the comparable 2013 period, provided that the rates of interest on our floating rate indebtedness do not increase substantially.

For the nine months ended September 30, 2014, we recognized a gain on early extinguishment of debt of $4.2 million, resulting from the full extinguishment of our Acquisition Notes at a discount.

Other income of $7.3 million for the nine months ended September 30, 2013 consisted primarily of adjustments to our liability for contingent consideration payments related to a 2012 acquisition.

The provision for income taxes was $4.9 million for the nine months ended September 30, 2014, compared to a benefit from income taxes of $11.7 million for the same period in 2013. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 21.2% and 37.8%, respectively. The effective tax rates for the nine months ended September 30, 2014 and 2013 differed from our statutory rate primarily due to partial releases of the foreign tax credit valuation allowance.

For the nine months ended September 30, 2014, we had net income of $18.0 million compared to a net loss of $19.2 million for the same period in 2013 as a result of the above-mentioned items.

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

Summarized segment operating results for the periods below are as follows (in thousands):

	Three Months Ended September 30, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$125,756	$39,469	$20,877	$—	$186,102
Service revenue	18,404	2,566	14,360	478	35,808
Fuel surcharge	30,077	1,127	5,376	—	36,580

Total operating revenue	174,237	43,162	40,613	478	258,490

Segment revenue % of total revenue	67.4%	16.7%	15.7%	0.2%	100.0%
Segment operating income (loss)	20,245	2,015	7,832	(11,440)	18,652
Depreciation and amortization	2,398	2,003	844	42	5,287
(Gain) loss on disposal of property and equipment	(1,256)	1,131	—	—	(125)

Operating income (loss)	$19,103	$(1,119)	$6,988	$(11,482)	$13,490

	Three Months Ended September 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$112,704	$40,819	$18,376	$—	$171,899
Service revenue	17,417	2,264	12,359	129	32,169
Fuel surcharge	27,049	—	4,554	—	31,603

Total operating revenue	157,170	43,083	35,289	129	235,671

Segment revenue % of total revenue	66.7%	18.3%	15.0%	—	100.0%
Segment operating income (loss)	19,892	2,432	5,417	(10,820)	16,921
Depreciation and amortization	2,743	2,603	854	118	6,318
(Gain) loss on disposal of property and equipment	(2,602)	1,648	(15)	(45)	(1,014)

Operating income (loss)	$19,751	$(1,819)	$4,578	$(10,893)	$11,617

	2014 vs 2013	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Segment operating revenues	$ change	$17,067	$79	$5,324	$349	$22,819
	% change	10.9%	0.2%	15.1%	270.5%	9.7%
Segment operating revenues (excluding fuel surcharge)	$ change	$14,039	$(1,048)	$4,502	$349	$17,842
	% change	10.8%	(2.4)%	14.6%	270.5%	8.7%
Segment operating income (loss)	$ change	$353	$(417)	$2,415	$(620)	$1,731
	% change	1.8%	(17.1)%	44.6%	5.7%	10.2%

	Nine Months Ended September 30, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$363,951	$115,796	$60,212	$—	$539,959
Service revenue	53,359	6,639	41,135	975	102,108
Fuel surcharge	87,411	3,642	15,456	—	106,509

Total operating revenue	504,721	126,077	116,803	975	748,576

Segment revenue % of total revenue	67.5%	16.8%	15.6%	0.1%	100.0%
Segment operating income (loss)	59,610	7,461	20,504	(32,764)	54,811
Depreciation and amortization	7,270	6,188	2,498	229	16,185
(Gain) loss on disposal of property and equipment	(3,273)	1,454	(19)	—	(1,838)

Operating income (loss)	$55,613	$(181)	$18,025	$(32,993)	$40,464

	Nine Months Ended September 30, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$334,978	$120,321	$55,241	$—	$510,540
Service revenue	50,420	8,685	38,782	441	98,328
Fuel surcharge	81,500	273	13,748	—	95,521

Total operating revenue	466,898	129,279	107,771	441	704,389

Segment revenue % of total revenue	66.3%	18.4%	15.3%	—	100.0%
Segment operating income (loss)	61,326	9,991	18,749	(31,768)	58,298
Depreciation and amortization	8,390	8,496	2,490	364	19,740
Impairment charges (1)	—	55,692	—	—	55,692
(Gain) loss on disposal of property and equipment	(3,397)	3,244	59	(2,418)	(2,512)

Operating income (loss)	$56,333	$(57,441)	$16,200	$(29,714)	$(14,622)

(1)	Includes an impairment charge of $55.2 million of goodwill and $0.5 million of intangible assets related to our energy logistics reporting unit.

	2014 vs 2013	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Segment operating revenues	$ change	$37,823	$(3,202)	$9,032	$534	$44,187
	% change	8.1%	(2.5)%	8.4%	121.1%	6.3%
Segment operating revenues (excluding fuel surcharge)	$ change	$31,912	$(6,571)	$7,324	$534	$33,199
	% change	8.3%	(5.1)%	7.8%	121.1%	5.5%
Segment operating (loss) income	$ change	$(1,716)	$(2,530)	$1,755	$(996)	$(3,487)
	% change	(2.8)%	(25.3)%	9.4%	3.1%	(6.0)%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating revenue:

Chemical Logistics—revenues increased $17.1 million, or 10.9%, for the quarter ended September 30, 2014 compared to the same period for 2013, primarily due to an increase in transportation revenue of $13.1 million, resulting from higher volumes and solid price increases, benefits from a dry bulk business acquired by an independent affiliate earlier this year, and the opening of several new terminal locations in 2014. Active recruiting and retention actions continue to improve driver counts, enabling chemical logistics to meet strong customer demand. In addition, fuel surcharge revenue increased $3.0 million and service revenue increased by $1.0 million due to higher equipment rental revenue.

Energy Logistics—revenues increased $0.1 million, or 0.2%, for the quarter ended September 30, 2014. Transportation revenues decreased $1.4 million primarily due to higher volumes in the Marcellus and Utica shale regions which were primarily offset by lower disposal water related activity in the Eagle Ford shale region. Fuel surcharge revenue increased $1.2 million due to more fuel surcharge programs being put in place with some of our energy customers and service revenue increased $0.3 million due to higher equipment rental revenue.

Intermodal—revenues increased $5.3 million, or 15.1%, for the quarter ended September 30, 2014 compared to the same period in 2013, due to an increase in transportation revenue of $2.5 million resulting from stronger international customer demand which drove higher shipments, particularly import volumes, and an increase in fuel surcharge revenue of $0.8 million. Other service revenue increased $2.0 million due to higher depot service revenues. Demand for ISO container shipments continues to be favorable.

Segment operating income:

Chemical Logistics—operating income increased $0.4 million, or 1.8%, for the quarter ended September 30, 2014 compared to the same period in 2013 primarily due to increased trucking volumes, partially offset by incentives provided to an independent affiliate that acquired a business and to independent affiliates establishing new terminals.

Energy Logistics—operating income decreased $0.4 million, or 17.1%, for the quarter ended September 30, 2014 primarily due to declines in the company-operated Eagle Ford terminal, partially offset by lower operating costs and better asset utilization in the Bakken shale.

Intermodal—operating income increased $2.4 million, or 44.6%, for the quarter ended September 30, 2014 compared to the same period in 2013, due primarily to higher transportation revenue and an increase in high margin repair and storage business. While very positive, increases like this tend to be short term in nature, so we do not expect to sustain these elevated margin levels into our seasonally slower fourth quarter of 2014.

Shared Services—net expenses increased $0.6 million, or 5.7%, for the quarter ended September 30, 2014 compared to the same period in 2013, due primarily to increased expenses from driver recruiting and retention efforts and performance-based incentive compensation expense.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating revenue:

Chemical Logistics—revenues increased $37.8 million, or 8.1%, for the nine months ended September 30, 2014 compared to the same period for 2013 primarily due to an increase in transportation revenue of $29.0 million, resulting from increased prices and higher volumes, benefits from a dry bulk business acquired by an independent affiliate in late March 2014, and new terminal locations established during 2014. In addition, fuel surcharge revenue increased $5.9 million and service revenue increased by $2.9 million due to higher equipment rental revenue.

Energy Logistics—revenues decreased $3.2 million, or 2.5%, for the nine months ended September 30, 2014 primarily due to lower transportation revenues of $4.6 million. This decline was primarily due to reductions in the Bakken and Marcellus shale regions, partially due to adverse weather conditions in the first quarter of 2014, offset in part by increased oil hauling activity in the Eagle Ford and Permian Basin shale regions, as well as increased revenue from newer markets such as Wyoming and Colorado. Fuel surcharge revenue increased $3.4 million due to more fuel surcharge programs being put in place with some of our energy customers, and service revenue declined $2.0 million primarily due to lower disposal well volumes, partially offset by increased equipment rental income.

Intermodal—revenues increased $9.0 million, or 8.4%, for the nine months ended September 30, 2014 compared to the same period in 2013 due to increases in transportation revenue of $5.0 million, resulting from higher trucking volumes and an increase in fuel surcharge revenue of $1.7 million. Other service revenue increased $2.3 million due to higher depot service revenues. Demand for ISO container shipments continues to be favorable.

Operating income:

Chemical Logistics—operating income decreased $1.7 million, or 2.8%, for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to incentives provided to an independent affiliate that acquired a business in late March 2014 and new terminal locations established by our independent affiliates during 2014. The first quarter of 2014 was impacted by adverse weather conditions. Insurance costs were also higher in 2014.

Energy Logistics—operating income decreased $2.5 million, or 25.3%, for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to incentives provided to terminals which converted from company-operated to independent affiliate-operated in 2013 and adverse weather conditions, partially offset by lower operating costs and better asset utilization in most shales.

Intermodal —operating income increased $1.8 million, or 9.4%, for the nine months ended September 30, 2014 compared to the same period in 2013 due to higher trucking volumes and higher depot service revenues, partially offset by higher maintenance costs and adverse weather conditions in the first quarter of 2014 which impacted the segment’s three largest terminals.

Shared Services—net expenses increased $1.0 million, or 3.1%, for the quarter ended September 30, 2014 compared to the same period in 2013 due primarily to increased expenses from driver recruiting and retention efforts and performance-based incentive compensation.

	Three Months Ended December 31, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$107,186	$40,293	$17,075	$—	$164,554
Service revenue	17,609	1,932	11,707	189	31,437
Fuel surcharge	25,345	—	4,085	—	29,430

Total operating revenue	150,140	42,225	32,867	189	225,421

Segment revenue % of total revenue	66.6%	18.7%	14.6%	0.1%	100.0%
Segment operating income (loss)	18,820	643	4,425	(9,983)	13,905
Depreciation and amortization	2,757	2,677	832	115	6,381
Impairment charge	—	35,604	—	—	35,604
(Gain) loss on disposal of property and equipment	(837)	1,565	(220)	(446)	62

Operating income (loss)	$16,900	$(39,203)	$3,813	$(9,652)	$(28,142)

	Year Ended December 31, 2013
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$442,164	$160,614	$72,316	$—	$675,094
Service revenue	68,029	10,617	50,489	630	129,765
Fuel surcharge	106,845	273	17,833	—	124,951

Total operating revenue	617,038	171,504	140,638	630	929,810

Segment revenue % of total revenue	66.4%	18.4%	15.1%	0.1%	100.0%
Segment operating income (loss)	80,146	10,634	23,174	(41,751)	72,203
Depreciation and amortization	11,147	11,173	3,322	479	26,121
Impairment charges	—	91,296	—	—	91,296
(Gain) loss on disposal of property and equipment	(4,234)	4,809	(161)	(2,864)	(2,450)

Operating income (loss)	$73,233	$(96,644)	$20,013	$(39,366)	$(42,764)

Liquidity and Capital Resources

Our primary cash needs consist of debt service, working capital and capital expenditures. Our working capital needs depend upon the timing of our cash collections from customers and payments to others, as well as our capital and operating lease payment obligations. Our capital expenditures primarily relate to acquiring trailers, and at times tractors, to grow and maintain the chemical and energy logistics fleet and acquiring tractors, lifts and chassis to support Intermodal. We reduce our capital expenditure requirements for our chemical logistics and energy logistics businesses by utilizing independent affiliates and independent owner-operators.

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For the nine months ending September 30, 2014, capital expenditures were approximately $29.7 million and proceeds from sales of property and equipment were approximately $20.8 million. We generally expect our sustaining capital expenditures, net of proceeds from property and equipment sales, to be approximately 1% to 2% of operating segment revenues annually. We expect net capital expenditures to range between $10.0 to $15.0 million for 2014. Some of our independent affiliates who are engaged with us in the chemical logistics or energy logistics markets may at times purchase some portion of this equipment from us. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses or other factors.

Debt service currently consists of required interest payments on the outstanding balance of our ABL Facility, our Term Loan and our outstanding 2018 Notes. Following the amendment of our ABL Facility in November 2014, we have no major debt maturities prior to August 2018, when our ABL Facility is presently set to mature. We may from time to time repurchase or redeem additional amounts of our outstanding debt or may repurchase outstanding shares of our common stock. Our Board of Directors has approved a share repurchase program for up to $15.0 million in shares of our common stock, of which $6.9 million remained available at September 30, 2014. Separately, we have long-term goals to reduce the outstanding amount of our indebtedness and reduce our interest expense. Any repurchases, redemptions, restructuring or refinancing of our indebtedness would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Any future repurchases, redemptions, restructuring or refinancing may materially impact our liquidity, future tax liability and results of operations.

Our primary sources of liquidity for operations during the 2014 and 2013 periods have been cash flow from operations and borrowing availability under the ABL Facility. At September 30, 2014, we had $66.4 million of borrowing availability under the ABL Facility. Our ABL Facility was amended on June 14, 2013 to provide for a $17.5 million Term Loan, which was fully funded on July 15, 2013. Borrowing availability under our ABL Facility was expanded at this time to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. Proceeds from the Term Loan, together with additional borrowings under our ABL Facility, were used to fund the redemption of $22.5 million in original principal amount of our 2018 Notes on July 15, 2013. On June 12, 2014, we extinguished the remaining principal balance of the Acquisition Notes of $19.2 million at a discount for $15.0 million in cash. The cash payment on the Acquisition Notes was funded with proceeds from borrowings under our ABL Facility and cash on hand. On July 16, 2014, we redeemed an additional $22.5 million in original principal amount of our 2018 Notes utilizing proceeds from our ABL Facility and cash on hand.

We believe that, based on current operations and anticipated growth, our cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated capital expenditures, operating expenses and our other anticipated liquidity needs for the next 12 months. Anticipated debt maturities in 2018, the acquisition of other businesses or other events that we do not foresee may require us to seek alternative financing, such as restructuring or refinancing our long-term debt, selling assets or operations or selling additional debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under any of our debt agreements and we default on our obligations, our debt could be accelerated and our assets might not be sufficient to repay in full all of our obligations.

Cash Flows

The following summarizes our cash flows for the nine months ended September 30, 2014 and 2013 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Nine months ended September 30,
	2014	2013
Net cash and cash equivalents provided by operating activities	$24,931	$39,351
Net cash and cash equivalents used in investing activities	(8,936)	(3,032)
Net cash and cash equivalents used in financing activities	(15,666)	(35,761)

Net increase in cash and cash equivalents	329	558
Cash and cash equivalents at beginning of period	1,957	2,704

Cash and cash equivalents at end of period	$2,286	$3,262

Net cash provided by operating activities was $24.9 million for the nine-month period ended September 30, 2014, compared to $39.4 million provided by operating activities in the comparable 2013 period. The $14.5 million decrease in cash provided by operating activities was primarily due to higher receivables from increased sales in our chemical logistics business and payment of a large insurance claim, partially offset by an increase in independent affiliates and independent owner-operators payable.

Net cash used in investing activities totaled $8.9 million for the nine-month period ended September 30, 2014, compared to $3.0 million used in investing activities in the comparable 2013 period. The $5.9 million difference was due primarily to increased capital expenditures of $10.5 million primarily to facilitate greater transportation volumes in our chemical logistics business. This was partially offset by increased proceeds from sales of property and equipment of $2.9 million. We paid $0.1 million for the nine months ended September 30, 2014 compared to $1.0 million in the comparable 2013 period to onboard a new independent affiliate. For the nine months ended September 30, 2013, we also paid $1.0 million of contingent consideration related to a 2012 acquisition.

Net cash used in financing activities was $15.7 million during the nine-month period ended September 30, 2014, compared to $35.8 million used in financing activities in the comparable 2013 period. In the 2014 period, we utilized net borrowings of $20.7 million under the ABL Facility, cash from operations and proceeds from the exercise of stock options of $5.0 million to partially redeem $22.5 million of our 2018 Notes, to satisfy the remaining Acquisition Notes for $15.0 million in cash, to purchase revenue equipment and to pay down $3.3 million of other debt and capital lease obligations. In the 2013 period, we received proceeds of $17.5 million from the Term Loan under our ABL Facility which were utilized toward the partial redemption of $22.5 million of our 2018 Notes. In addition, cash flow from operations and property and equipment sales enabled us to pay down $19.7 million of our ABL Facility. We also paid down $5.4 million of other debt and capital lease obligations, funded share repurchases of $4.5 million and paid $0.9 million of financing costs associated with our Term Loan and ABL Facility amendment.

Off-Balance Sheet Arrangements

We guarantee total remaining lease payment obligations aggregating approximately $37.6 million as of September 30, 2014, of certain independent owner-operators and independent affiliates for their tractors to certain third-party vendors. The guarantees expire at various dates beginning in 2015 to 2021 and would require us to make lease payments in the event of a default by an independent owner-operator or independent affiliate. Further, upon a default, we are likely to take actions to reduce or recoup our expenditures, including purchasing the tractor and reselling it to recover all or a portion of the amounts paid, or facilitating an arrangement between the third-party vendor and another independent owner-operator to assume the lease. In addition, up to 50% of any realized losses related to independent owner-operators managed by independent affiliates could be recouped from those independent affiliates. We believe our potential exposure is substantially less than $37.6 million and would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at September 30, 2014 over the periods we expected them to be paid (in thousands) at such date. This schedule does not reflect the extension of the maturity dates of the ABL Facility and Term Loan through the amendment to those facilities executed on November 3, 2014:

	Total	Remainder of 2014	Years 2015 & 2016	Years 2017 & 2018	Thereafter 2019
Operating leases (1)	$88,150	$6,205	$47,153	$29,605	$5,187
Total indebtedness (2)(3)	358,130	926	177,204	180,000	—
Capital leases	626	110	440	76	—
Interest on indebtedness (4)	82,322	5,863	43,869	32,590	—

Total contractual cash obligations (5)(6)(7)(8)(9)	$529,228	$13,104	$268,666	$242,271	$5,187

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.
(2)	Includes aggregate unamortized discount of $0.7 million related to the 2018 Notes.
(3)	Assumes repayment of the principal amount of the Term Loan in equal quarterly amounts beginning the second quarter of 2015.
(4)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of September 30, 2014 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of September 30, 2014 will remain in effect until maturity.

(5)	Excludes long-term pension obligations as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of September 30, 2014, obligations of $9.6 million were reflected in the Consolidated Balance Sheet. This amount represented our unfunded status of such plans, which is the difference between our projected benefit obligation and the fair value of plan assets, as of such date.
(6)	Excludes liabilities associated with environmental matters as we are unable to reasonably estimate the ultimate amount or timing of settlement of such liabilities. Liabilities of $7.9 million, which represent our reserves for environmental compliance and remediation, were reflected in the Consolidated Balance Sheet as of September 30, 2014. See Note 14 of the Notes to Consolidated Financial Statements.
(7)	Excludes accrued loss and damage claims as we are unable to reasonably estimate the ultimate amount or timing of settlement of such claims. As of September 30, 2014, accrued loss and damage claims of $19.0 million, which represented the balance of our reserves for such liabilities, were reflected in the Consolidated Balance Sheet.
(8)	Excludes liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement of such positions. See Note 12 of the Notes to Consolidated Financial Statements.
(9)	Excludes potential liabilities associated with our guarantees on leases aggregating approximately $37.6 million as of September 30, 2014 of certain independent owner-operators and independent affiliates because we are unable to reasonably estimate our probable exposure to loss. See Note 15 of the Notes to Consolidated Financial Statements.

Long-term Debt

Long-term debt consisted of the following as of the periods presented below (in thousands):

	September 30, 2014	December 31, 2013
Capital lease obligations	$626	$4,883
ABL Facility	156,700	136,000
Term Loan	17,500	17,500
9.875% Second-Priority Senior Secured Notes, due 2018	180,000	202,500
5% Subordinated Acquisition Notes	—	19,170
Other Notes	3,930	4,209

Long-term debt, including current maturities	358,756	384,262
Discount on Notes	(730)	(957)

	358,026	383,305
Less current maturities of long-term debt (including capital lease obligations)	(10,987)	(10,580)

Long-term debt, less current maturities (including capital lease obligations)	$347,039	$372,725

Debt Retirement

The following is a schedule of our indebtedness at September 30, 2014 over the periods we are required to pay such indebtedness (in thousands). This schedule does not reflect the extension of the maturity dates of the ABL Facility and Term Loan through the amendment of those facilities executed on November 3, 2014:

	Remainder of 2014	2015	2016	2017	2018	Total
Capital lease obligations	$110	$334	$106	$76	$—	$626
ABL Facility	—	—	156,700	—	—	156,700
Term Loan (1)	—	10,500	7,000	—	—	17,500
9.875% Second-Priority Senior Secured Notes, due 2018 (2)	—	—	—	—	180,000	180,000
Other Notes	926	2,738	266	—	—	3,930

Total	$1,036	$13,572	$164,072	$76	$180,000	$358,756

(1)	Assumes repayment of the principal amount of the Term Loan in equal quarterly amounts beginning the second quarter of 2015.
(2)	Amounts do not include the remaining unamortized original issue discount of $0.7 million related to the 2018 Notes.

The following is a schedule of our debt issuance costs (in thousands) as of September 30, 2014:

	December 31, 2013	Write-off of Issuance Costs	Additional Debt Issuance Costs	2014 Amortization Expense	September 30, 2014
ABL Facility	$3,745	$—	$4	$(1,089)	$2,660
Term Loan	490	—	—	(152)	338
Amended ABL	—	—	109	—	109
9.875% Second-Priority Senior Secured Notes, due 2018	3,447	(340)	—	(518)	2,589

Total	$7,682	(340)	$113	$(1,759)	$5,696

Amortization expense of deferred issuance costs was $0.6 million for each of the three months ending September 30, 2014 and 2013 and is included in interest expense. Amortization expense of deferred issuance costs was $1.8 million for each of the nine months ending September 30, 2014 and 2013 and is included in interest expense. We are amortizing these costs over the term of the debt instruments.

The ABL Facility

Amended and Restated ABL Facility and Term Loan

On November 3, 2014, the ABL Facility and the Term Loan were amended and restated (the “Amended ABL”). Total borrowing capacity under the ABL Facility and the Term Loan remain at $350.0 million and $17.5 million, respectively. Obligations under the Term Loan mature in three years, or November 2017, and obligations under the ABL Facility mature November 2019. However, if our 2018 Notes are refinanced and certain conditions are met, the ABL Facility maturity date would extend to the earlier of November 2019 or 91 days prior to the scheduled maturity of any replacement notes. Borrowing availability under the revolving credit facility was expanded to include additional eligible accounts and the interest rate under both the revolving credit facility and the term loan were reduced. Other terms and conditions under the Amended ABL are substantially unchanged.

Revolving Credit Facility

Our ABL Facility provides for a revolving credit facility that, as of September 30, 2014, had a maturity of August 19, 2016. On September 27, 2012, our maximum borrowing capacity under the facility was increased from $250.0 million to $350.0 million. Borrowing availability under our ABL Facility did not change as a result of this amendment. Changes in borrowing availability result from increases or decreases in assets securing the ABL Facility. The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The ABL Facility is available for working capital needs and general corporate purposes, including permitted acquisitions. At September 30, 2014, we had $66.4 million of borrowing availability under the ABL Facility.

Borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at September 30, 2014 was 1.25% for base rate borrowings and 2.25% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.50%, depending on the average utilization of the ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding borrowings under the revolving credit facility of the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on borrowings under the revolving credit facility at September 30, 2014 and December 31, 2013 was 2.5% and 2.2%, respectively.

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

Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility which was fully funded on July 15, 2013. Borrowings under the Term Loan bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at September 30, 2014 was 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% after 18 months from inception if a senior secured leverage ratio is met. As of September 30, 2014, obligations under the Term Loan mature on the earlier of June 14, 2016 or the date on which the ABL Facility terminates. Beginning no earlier than the 12-month anniversary of the Term Loan and no later than the 24-month anniversary of the Term Loan, we will be subject to mandatory repayment of the principal amount of the Term Loan in equal quarterly payments for the remainder of the maturity period. As of September 30, 2014, we estimated that repayments would begin in the second quarter of 2015. Following the amendment of our Term Loan in November 2014, the earliest date of repayment would begin in the fourth quarter of 2015. Borrowing availability under our ABL Facility was expanded to include additional eligible accounts receivable and tractor and trailer equipment in conjunction with the new borrowing. We may voluntarily repay the outstanding amount under the Term Loan at any time without premium or penalty, other than customary “breakage” costs with respect to the LIBOR loans. The interest rate on borrowings under the Term Loan at September 30, 2014 and December 31, 2013 was 3.7%.

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

Beginning November 1, 2014, we may redeem the 2018 Notes, in whole or in part, at the following prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on November 1 of the years set forth below:

Period	Redemption Price
2014	104.938%
2015	102.469%
2016 and thereafter	100.000%

Prior to November 1, 2014, we had the right to redeem up to 10% of the original aggregate principal amount of the 2018 Notes during any twelve-month period prior to November 1, 2014, at a redemption price of 103%, plus accrued and unpaid interest to the redemption date.

On July 15, 2013, we redeemed a portion of the 2018 Notes in the aggregate principal amount of $22.5 million for a redemption price equal to 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium of $0.7 million. On July 16, 2014, we redeemed another portion of the 2018 Notes in the aggregate principal amount of $22.5 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $22.5 million, plus accrued but unpaid interest up to the redemption date, plus a 3.0% premium of $0.7 million. In the third quarters of 2014 and 2013, $0.4 million and $0.5 million, respectively, of unamortized debt issuance costs related to these redemptions were written off.

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

The payment obligations under the ABL Facility, including the Term Loan, are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility, including the Term Loan, and obligations under certain hedging agreements, cash management obligations and certain other first-lien obligations. We were in compliance with the covenants under the ABL Facility, including the Term Loan and the 2018 Notes, at September 30, 2014.

Other Liabilities and Obligations

As of September 30, 2014, we had $23.4 million in outstanding letters of credit issued under the ABL Facility that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to support our claims paying capability. The letter of credit issued to our insurance administrator had a maximum draw amount of $19.0 million as of September 30, 2014. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $4.4 million of outstanding letters of credit as of September 30, 2014 relates to various other obligations.

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

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report, along with other documents that are publicly disseminated by us, contains or might contain forward-looking statements within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the private Securities Litigation Reform Act of 1995. All statements included in this report and in any subsequent filings made by us with the SEC, other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future, are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks and other factors discussed under the Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Reports on Form 10-Q. These factors include:

•	the effect of local, national and international economic, credit, capital and labor market conditions on the economy in general, and on the particular industries in which we operate, including excess capacity in the industry, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements;

•	our substantial leverage and our ability to make required payments and comply with restrictions contained in our debt arrangements or to otherwise generate sufficient cash from operations or borrowings under our ABL Facility to fund our liquidity needs;

•	competition and rate fluctuations, including fluctuations in prices and demand for transportation services as well as for commodities such as natural gas and oil;

•	our reliance on independent affiliates and independent owner-operators;

•	reclassification of our independent contractors, such as our independent owner-operators, as a result of legislative, judicial or regulatory changes or for any other reason;

•	our ability to attract and retain qualified drivers;

•	our potential liability related to our financial support obligations for third-party equipment leasing programs;

•	a shift away from or slowdown in production in the shale regions in which we have energy logistics operations;

•	our liability as a self-insurer to the extent of our deductibles as well as changing conditions and pricing in the insurance marketplace;

•	increased unionization, which could increase our operating costs or constrain operating flexibility;

•	changes in or our inability to comply with governmental regulations and legislative changes affecting the transportation industry generally or in the particular segments in which we operate;

•	federal and state legislative and regulatory initiatives, which could result in increased costs and additional operating restrictions upon us or our UCO&G customers;

•	our ability to access and use our salt water disposal wells and other disposal sites and methods in our energy logistics business;

•	our ability to comply with current and future environmental laws and regulations and the increasing costs relating to environmental compliance;

•	potential disruption at U.S. ports of entry;

•	diesel fuel prices and our ability to recover costs through fuel surcharges;

•	terrorist attacks and the cost of complying with existing and future anti-terrorism security measures;

•	our dependence on senior management;

•	the potential loss of our ability to use net operating losses to offset future income;

•	potential future impairment charges;

•	our ability to successfully identify acquisition opportunities, consummate such acquisitions and successfully integrate acquired businesses, converted independent affiliates and new independent affiliates and achieve the anticipated benefits and synergies of acquisitions and conversions, the effects of the acquisitions and conversions on the acquired businesses’ existing relationships with customers, governmental entities, independent affiliates, owner-operators and employees, and the impact that acquisitions and conversions could have on our future financial results and business performance and other future conditions in the market and industry from the acquired businesses;

•	our ability to execute plans to profitably operate in the transportation business and disposal well business within the energy logistics market;

•	our success in entering new markets;

•	adverse weather conditions;

•	disruptions of our information technology and communications systems;

•	changes in health insurance benefit regulations;

•	our liability for our proportionate share of unfunded vested benefit liabilities, particularly in the event of our withdrawal from any of our multi-employer pension plans;

•	the assumptions underlying our expectations of financial results in 2014; and

•	changes in planned or actual capital expenditures due to operating needs, changes in regulation, covenants in our debt arrangements and other expenses, including interest expenses.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements. All forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we do not intend to update or otherwise revise the forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the nine months ended September 30, 2014, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the revolving credit facility of the ABL Facility, at QD LLC’s option, the applicable margin for borrowings at September 30, 2014 was 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our fixed charge coverage ratio as calculated under the ABL Facility exceeds a target level. With respect to the Term Loan, the applicable margin for borrowings is 2.50% for base rate borrowings and 3.50% for LIBOR borrowings, with a potential step-down of 0.25% near the end of 2014 if a senior secured leverage ratio is met. The base rate under the ABL Facility is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. Following September 30, 2014, the applicable margins for base rate and LIBOR borrowings were reduced by an amendment to the ABL Facility and the Term Loan, but the calculation of base rate and LIBOR to determine the interest rate payable on our borrowings was not changed.

	Balance at September 30, 2014 ($ in 000s)	Interest Rate at September 30, 2014	Effect of 1% Increase ($ in 000s)
ABL Facility	$156,700	2.5%	$1,567
Term Loan	17,500	3.7%	175

Total	$174,200		$1,742

At September 30, 2014, a 1% increase in the current per annum interest rate would result in $1.7 million of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% increase in the rates under the ABL Facility and that the principal amount under both the revolving credit facility and the Term Loan is the amount outstanding as of September 30, 2014. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our option to elect the lowest of three different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 4.1% of our consolidated revenue for the nine months ended September 30, 2014 and 4.2% of our consolidated revenue for the nine months ended September 30, 2013. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ deficit. Our revenue results for the nine months ended September 30, 2014 were negatively impacted by $2.1 million in foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first nine months of 2014 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.3 million for the nine months ended September 30, 2014, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at September 30, 2014, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the nine months ended September 30, 2014 and 2013, a majority of fuel costs were covered through fuel surcharges.

ITEM 4—Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table lists QDI’s share repurchases and deemed share repurchases during the three months ended September 30, 2014. On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program, and it can be discontinued at any time that we feel additional purchases are not warranted. As of September 30, 2014, we have repurchased approximately 1.2 million shares valued at $8.1 million under the Repurchase Program. No shares were repurchased under the Repurchase Program during the three months ended September 30, 2014. However, shares were surrendered during the period by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards. These surrendered shares are reflected as shares purchased in the table below.

Period	Total Number of Shares Purchased or Surrendered (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program (in thousands) (1)
July 2014 (2)	677	$15.35	—	$6,900
August 2014 (2)	29,823	$14.30	—	$6,900
September 2014	—	$—	—	$6,900

Total	30,500	$14.33	—	$6,900

(1)	Represents the amount remaining in the Repurchase Program as of the end of the period noted.
(2)	Represents shares that were surrendered during the three months ended September 30, 2014.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Mine Safety Disclosures

Not applicable.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

Exhibit No.	Description

10.1	Employment Agreement dated July 6, 2014 between QC Energy Resources, Inc. and Christopher Broussard.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

November 6, 2014	/S/ GARY R. ENZOR
GARY R. ENZOR,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

November 6, 2014	/S/ JOSEPH J. TROY
JOSEPH J. TROY,
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)