Form 10-Q
period 2015-03-31
QUALITY DISTRIBUTION INC
filed 2015-05-08
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 5, 2015, the registrant had 28,091,003 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Consolidated Statements of Operations

Unaudited (In 000’s, Except Per Share Amounts)

	Three months ended March 31,
	2015	2014
OPERATING REVENUES:
Transportation	$173,244	$169,526
Service revenue	34,079	32,187
Fuel surcharge	23,124	32,774

Total operating revenues	230,447	234,487

OPERATING EXPENSES:
Purchased transportation	152,756	157,619
Compensation	23,465	21,255
Fuel, supplies and maintenance	23,434	23,130
Depreciation and amortization	5,290	5,495
Selling and administrative	8,140	7,258
Insurance costs	5,294	6,271
Taxes and licenses	626	936
Communication and utilities	1,169	932
Gain on disposal of property and equipment	(672)	(511)

Total operating expenses	219,502	222,385

Operating income	10,945	12,102
Interest expense	6,582	7,364
Interest income	(120)	(124)
Write-off of debt issuance costs	166	—
Other expense	400	157

Income before income taxes	3,917	4,705
Provision for income taxes	1,393	1,632

Net income	$2,524	$3,073

PER SHARE DATA:
Net income per common share
Basic	$0.09	$0.11

Diluted	$0.09	$0.11

Weighted-average number of shares
Basic	27,885	27,090

Diluted	28,170	27,970

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited (In 000’s)

	Three months ended March 31,
	2015	2014
Net income	$2,524	$3,073

Other comprehensive income:
Amortization of prior service costs and gains	377	316
Foreign currency translation adjustment	245	57

Total other comprehensive income	622	373

Comprehensive income	$3,146	$3,446

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited (In 000’s)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,422	$1,358
Accounts receivable, net	131,308	136,790
Prepaid expenses	16,362	14,118
Deferred tax asset, net	27,668	29,333
Other current assets	10,822	10,374

Total current assets	192,582	191,973
Property and equipment, net	145,396	156,249
Assets held-for-sale	2,929	2,040
Goodwill	34,896	34,896
Intangibles, net	15,017	15,388
Non-current deferred tax asset, net	19,148	18,942
Other assets	7,892	8,295

Total assets	$417,860	$427,783

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$2,080	$2,699
Current maturities of capital lease obligations	262	334
Accounts payable	9,047	12,955
Independent affiliates and independent owner-operators payable	21,694	15,110
Accrued expenses	35,874	32,617
Environmental liabilities	3,966	4,389
Accrued loss and damage claims	9,104	8,851

Total current liabilities	82,027	76,955
Long-term indebtedness, less current maturities	328,889	348,080
Capital lease obligations, less current maturities	144	182
Environmental liabilities	3,803	3,830
Accrued loss and damage claims	10,749	10,493
Other non-current liabilities	19,190	19,937

Total liabilities	444,802	459,477

Commitments and contingencies—Note 12
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 29,817 issued and 28,082 outstanding at March 31, 2015 and 29,725 issued and 28,027 outstanding at December 31, 2014	452,610	450,625
Treasury stock, 1,735 shares at March 31, 2015 and 1,698 shares at December 31, 2014	(12,239)	(11,860)
Accumulated deficit	(247,341)	(249,865)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(30,383)	(31,005)

Total shareholders’ deficit	(26,942)	(31,694)

Total liabilities and shareholders’ deficit	$417,860	$427,783

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended March 31, 2015 and 2014

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance, December 31, 2013	28,779	(1,576)	$441,877	$(10,557)	$(270,505)	$(189,589)	$(27,477)	$(56,251)
Net income	—	—	—	—	3,073	—	—	3,073
Issuance of restricted stock	19	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(32)	—	(447)	—	—	—	(447)
Amortization of restricted stock	—	—	390	—	—	—	—	390
Amortization of stock options	—	—	281	—	—	—	—	281
Stock option exercises	211	—	1,334	—	—	—	—	1,334
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	316	316
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	57	57

Balance, March 31, 2014	29,009	(1,608)	$443,882	$(11,004)	$(267,432)	$(189,589)	$(27,104)	$(51,247)

Balance, December 31, 2014	29,725	(1,698)	$450,625	$(11,860)	$(249,865)	$(189,589)	$(31,005)	$(31,694)
Net income	—	—	—	—	2,524	—	—	2,524
Issuance of restricted stock	85	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(37)	—	(379)	—	—	—	(379)
Amortization of restricted stock	—	—	1,758	—	—	—	—	1,758
Amortization of stock options	—	—	164	—	—	—	—	164
Stock option exercises	7	—	63	—	—	—	—	63
Amortization of prior service costs and losses (pension plans), net of tax	—	—	—	—	—	—	377	377
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	245	245

Balance, March 31, 2015	29,817	(1,735)	$452,610	$(12,239)	$(247,341)	$(189,589)	$(30,383)	$(26,942)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited (In 000’s)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,524	$3,073
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Deferred income tax expense	1,459	1,635
Depreciation and amortization	5,290	5,495
Bad debt expense (recoveries)	283	(104)
Gain on disposal of property and equipment	(672)	(511)
Write-off of deferred financing costs	134	—
Write-off of bond discount	32	—
Stock-based compensation	1,922	671
Amortization of deferred financing costs	453	592
Amortization of bond discount	44	49
Changes in assets and liabilities:
Accounts and other receivables	6,002	(16,323)
Prepaid expenses	(2,244)	(2,023)
Other assets	(495)	(1,400)
Accounts payable	315	(207)
Independent affiliates and independent owner-operators payable	6,584	6,452
Accrued expenses	3,468	3,320
Environmental liabilities	(451)	(369)
Accrued loss and damage claims	509	1,527
Other liabilities	(370)	(493)
Current income taxes	(346)	24

Net cash and cash equivalents provided by operating activities	24,441	1,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,828)	(10,456)
Acquisition of an independent affiliate’s assets	(295)	—
Proceeds from sales of property and equipment	15,073	2,846

Net cash and cash equivalents provided by (used in) investing activities	4,950	(7,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(10,886)	(1,074)
Principal payments on capital lease obligations	(110)	(249)
Proceeds from revolver	64,900	68,800
Payments on revolver	(73,900)	(64,600)
Payments on acquisition notes	—	(200)
Deferred financing costs	(172)	(4)
Change in book overdraft	(4,222)	2,102
Proceeds from exercise of stock options	63	1,334

Net cash and cash equivalents (used in) provided by financing activities	(24,327)	6,109

Net increase (decrease) in cash and cash equivalents	5,064	(93)
Cash and cash equivalents, beginning of period	1,358	1,957

Cash and cash equivalents, end of period	$6,422	$1,864

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$1,968	$1,592

Income Taxes	45	62

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

In this quarterly report, unless the context otherwise requires or indicates, (i) the terms the “Company,” “our Company,” “Quality Distribution,” “QDI,” “we,” “us” and “our” refer to Quality Distribution, Inc. and its consolidated subsidiaries and their predecessors, (ii) “Quality Distribution, LLC” and “QD LLC” refer to our wholly-owned subsidiary, Quality Distribution, LLC, a Delaware limited liability company, and its consolidated subsidiaries and their predecessors, (iii) “QD Capital” means our wholly-owned subsidiary, QD Capital Corporation, a Delaware corporation, (iv) “QCI” means our wholly-owned subsidiary, Quality Carriers, Inc., an Illinois corporation, (v) “Boasso” means our wholly-owned subsidiary, Boasso America Corporation, a Louisiana corporation, (vi) “QCER” means, collectively, our wholly-owned subsidiary, QC Energy Resources, Inc., a Delaware corporation, and its wholly-owned subsidiaries, QC Energy Resources, LLC, a Delaware limited liability company, QC Energy Resources Northwest, LLC, a Delaware limited liability company, and QC Energy Resources Texas, LLC, a Delaware limited liability company, as well as our wholly-owned subsidiary, QC Environmental Services, Inc., a North Dakota corporation, and (vii) “CLC” refers to our wholly-owned subsidiary, Chemical Leaman Corporation, a Pennsylvania corporation.

We operate the largest chemical bulk tank truck network in North America through QCI and are also the largest provider of intermodal International Organization for Standardization (“ISO”) tank container and depot services in North America through Boasso. We also provide logistics and transportation services, including the transportation of crude oil, production fluids and fresh water to the unconventional oil and gas (“UCO&G”) market through QCER. We conduct a significant portion of our business through a network of independent affiliates and independent owner-operators. Independent affiliates are independent companies that enter into various term contracts with the Company. Independent affiliates are responsible for paying for their own power equipment (including debt service), fuel and other operating costs. Most of the independent affiliates lease trailers from us. Independent owner-operators are independent contractors who, through a contract with us, supply one or more tractors and drivers for our use. Contracts with independent owner-operators may be terminated by either party on short notice. We charge independent affiliates and third-parties for the use of tractors and trailers as necessary. In exchange for the services rendered, independent affiliates and independent owner-operators are normally paid a percentage of the revenues collected on each load hauled.

Our accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of consolidated financial position, results of operations and cash flows have been included. The year ended December 31, 2014 consolidated balance sheet data was derived from our audited financial statements, but does not include all the disclosures required by GAAP. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2014, including the consolidated financial statements and accompanying notes.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future period.

Reclassification

Certain prior-period amounts have been reclassified amongst operating revenue line items to conform to the current-year presentation.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued amended guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. This amendment is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of this standard either prospectively to all arrangements entered into or materially modified, or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its results of operations or financial position.

        In April 2015, the FASB issued amended guidance to provide a practical expedient for the measurement date of an employee’s defined benefit obligation. For an entity with a fiscal year end that does not coincide with a month end, the guidance permits the entity to measure defined benefit plan assets and obligations using the month end that is closest to the entity’s fiscal year end and apply that practical expedient consistently from year to year. For an entity that has a significant event in an interim period that calls for a remeasurement of defined benefit plan assets and obligations, the amendments in this update also provide a practical expedient that permits the entity to remeasure defined benefit plan assets and obligations using the month end that is closest to the date of the significant event. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on its results of operations or financial position.

In April 2015, the FASB issued guidance regarding changes to the presentation of debt issuance costs in financial statements. Under this guidance, an entity would present such costs in the balance sheet as a direct reduction of the related debt liability rather than as an asset. This standard is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position.

In February 2015, the FASB issued guidance to improve targeted areas of consolidation guidance for legal entities such as limited partnerships and limited liability companies, and securitization structures, such as collateralized debt obligations, collateralized loan obligations and mortgage-backed security transactions. The guidance will be effective beginning January 1, 2016, and it is not expected to have a material impact on our consolidated financial statements.

In January 2015, the FASB updated authoritative guidance to remove the concept of extraordinary items from GAAP. Therefore, events or transactions that are of an unusual nature and occur infrequently will no longer be allowed to be separately disclosed, net of tax, in an income statement after income from continuing operations. The standard is effective for the company beginning January 1, 2016. The Company does not expect a significant impact from the adoption of this guidance.

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

In May 2014, the FASB issued an accounting pronouncement related to revenue recognition, which amends the prior guidance and provides a single, comprehensive revenue recognition model for all contracts with customers. Principles apply to the measurement of revenue and timing of its recognition. The new standard requires entities to recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration at which the entity expects to be entitled to in exchange for those goods or services. This pronouncement was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was not permitted. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date. The Company is currently evaluating the impact of this pronouncement.

In April 2014, the FASB issued authoritative guidance, which specifies that only disposals representing a strategic shift in operations, such as a disposal of a major line of business, should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures for discontinued operations, including disclosure of pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This guidance is effective for the Company prospectively in the first quarter of fiscal 2015. Principles of the new guidance are not applicable to a component that is classified as held for sale before the effective date even if disposed of after the effective date. As the accounting standard will only impact presentation, the new standard will not have an impact on the Company’s financial position, results of operations, or cash flows.

Acquisitions and Dispositions

During the first three months of 2015, we did not complete any acquisitions or dispositions of businesses or independent affiliates.

On November 7, 2014, we acquired certain portions of the business of and certain operating assets of one of our independent affiliates for a purchase price of $6.5 million. Of the total $6.5 million, we allocated $4.9 million to property and equipment and $1.6 million to goodwill. The business acquired from this independent affiliate consisted of four terminals within the energy logistics segment. Concurrent with the purchase, these four terminals were transitioned to other existing independent affiliates.

2. Variable Interest Entities

At March 31, 2015 and December 31, 2014, we have a variable interest in one variable interest entity (“VIE”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contracts with the VIE, the operating structure of the VIE and our role with the VIE, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of this VIE.

This VIE is an independent affiliate that is directly engaged in the dry bulk and chemical transportation business through the management of trucking terminals in the North East region of the U.S. We are involved with this VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $3.5 million and $3.9 million at March 31, 2015 and December 31, 2014, respectively. These loans are secured by second-priority liens on certain assets of the VIE.

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

Fair Value Measurements on a Nonrecurring Basis

The fair value of our long-term indebtedness is based on Level 2 quoted market prices. As of March 31, 2015, the carrying value and fair value are as follows (in thousands):

	Carrying Value	Fair Value
9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”)	$170,000	$178,075

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

The carrying amounts reported in the accompanying Consolidated Balance Sheets for assets held-for-sale approximate fair value less selling costs based on Level 2 market prices for similar assets.

Refer to Note 4. Goodwill and Intangible Assets for information regarding the fair value of these assets.

4. Goodwill and Intangible Assets

Goodwill

Under the FASB guidance, goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. We evaluate goodwill for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit. Our reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30th. For our intermodal and chemical logistics reporting units, we conducted our analysis under the revised goodwill impairment rules in which we qualitatively assessed whether it was more likely than not that the respective fair value of these reporting units was less than the carrying amount. We considered various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events and events affecting the reporting units that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. We also considered the specific future outlook for the reporting units based on our most recent forecasts. We determined that impairment in our intermodal and chemical logistics reporting units was not likely and thus we were not required to perform a quantitative analysis. Our energy logistics unit did not contain any goodwill as of the most recent impairment measurement date of June 30th. In addition, there were no indicators that a triggering event in any of our reporting units had occurred through any subsequent quarter end through March 31, 2015.

Goodwill within our reporting units is as follows (in thousands):

	March 31, 2015	December 31, 2014
Intermodal	$31,410	$31,410
Energy Logistics	1,941	1,941
Chemical Logistics	1,545	1,545

Total	$34,896	$34,896

Intangible Assets

Our intangible assets include a tradename, customer relationships and non-compete agreements. We performed our annual impairment test in the second quarter of fiscal 2014 with a measurement date of June 30 for the indefinite-lived intangible assets related to a tradename in the intermodal reporting unit. We conducted our analysis under the revised intangibles – goodwill and other impairment rules. We determined that impairment of the indefinite-lived assets was not likely and thus we were not required to perform a quantitative analysis. In addition, there were no indicators that a triggering event in our intermodal reporting unit had occurred as of the quarter ending March 31, 2015.

The Company tests definite-lived intangible assets for impairment when certain triggering events or circumstances indicate that their carrying value may be impaired. Triggering events are assessed on an intangible by intangible basis and, if identified, the specific asset or assets are valued and compared to their carrying value. If the carrying value exceeds the projected discounted cash flows attributed to the indefinite-lived intangible assets, the carrying value is no longer considered recoverable and the Company will record an impairment charge. The non-compete agreements are continually monitored to ensure they remain in full force and effect. The customer relationships are valued using the income approach, specifically the excess earnings method. There were no indicators that a triggering event had occurred as of the quarter ending March 31, 2015.

Intangible assets at March 31, 2015 are as follows (in thousands):

	Gross Book Value	Accumulated Amortization	Net Book Value	Average Lives (in years)
Tradename—Intermodal	$7,400	$—	$7,400	Indefinite
Customer relationships—Intermodal, Energy Logistics and Chemical Logistics	14,928	(7,887)	7,041	10-12
Non-compete agreements—Intermodal and Energy Logistics	1,620	(1,044)	576	3-6

	$23,948	$(8,931)	$15,017

Of the net book value of intangibles of approximately $15.0 million at March 31, 2015, $13.8 million was allocated to our intermodal reporting unit, $0.7 million was allocated to our energy logistics reporting unit and $0.5 million was allocated to our chemical logistics reporting unit.

Intangible assets at December 31, 2014 are as follows (in thousands):

	Gross Book Value	2014 Additions (1)	Accumulated Amortization	Net Book Value	Average Lives (in years)
Tradename—Intermodal	$7,400	$—	$—	$7,400	Indefinite
Customer relationships—Intermodal, Energy Logistics and Chemical Logistics	14,260	668	(7,573)	7,355	10-12
Non-compete agreements—Intermodal and Energy Logistics	1,620	—	(987)	633	3-6

	$23,280	$668	$(8,560)	$15,388

(1)	Additions relate to the on-boarding of two new independent affiliates.

Of the net book value of intangibles of approximately $15.4 million at December 31, 2014, $14.1 million was allocated to our intermodal reporting unit, $0.7 million was allocated to our energy logistics reporting unit and $0.6 million was allocated to our chemical logistics reporting unit.

Amortization expense for the three months ended March 31, 2015 and 2014 was $0.4 million in both periods. Estimated amortization expense for intangible assets is as follows (in thousands):

2015 remaining	$1,113
2016	1,480
2017	1,404
2018	1,285
2019	1,255
2020 and thereafter	1,080

Total	$7,617

5. Income Per Share

A reconciliation of the numerators and denominators of the basic and diluted income per share computations follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2015			March 31, 2014
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:	$2,524	27,885	$0.09	$3,073	27,090	$0.11
Effect of dilutive securities:
Stock options	—	210	—	—	580	—
Unvested restricted stock	—	61	—	—	122	—
Unvested restricted stock units	—	14	—	—	178	—

Diluted income available to common shareholders:	$2,524	28,170	$0.09	$3,073	27,970	$0.11

The effects of our stock options, restricted stock units and restricted stock which represent the shares shown in the table above are included in the computation of diluted earnings per share for each year.

The following securities were not included in the calculation of diluted income per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2015	2014
Stock options	843	1,267
Restricted stock units	288	388
Restricted stock	74	101

6. Stock-Based Compensation

As of March 31, 2015, we maintain one active stock-based incentive plan, the Quality Distribution, Inc. 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), under which stock options, restricted shares, restricted share units and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The 2012 Equity Incentive Plan became effective May 30, 2012 upon receipt of shareholder approval and expires May 30, 2022.

Restricted stock and restricted stock units (“RSUs”) are measured at fair value at the time of issuance. Expense for restricted stock and time-based RSUs is recognized based on fair value on a straight-line basis over the vesting period. Expense for performance RSUs is recognized on a straight-line basis over the vesting period in an amount based upon our estimation of the probability that such fair value will be realized when performance criteria are satisfied.

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

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of March 31, 2015 (in thousands):

		Remaining years
Restricted stock and restricted stock units	$8,110	2.0
Stock options	762	1.4

	$8,872

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

We use a December 31st measurement date for both of our plans.

The components of net periodic pension cost are estimated as follows (in thousands):

	Three months ended March 31,
	2015	2014
Service cost	$41	$42
Interest cost	457	503
Amortization of prior service cost	24	24
Amortization of loss	353	292
Expected return on plan assets	(655)	(642)

Net periodic pension cost	$220	$219

We contributed $0.6 million to our pension plans during the three months ended March 31, 2015. We expect to contribute an additional $2.4 million during the remainder of 2015.

Multi-employer pension plans

At March 31, 2015, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 3.5% of our total workforce, including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

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

8. Accumulated Other Comprehensive Loss

The components and changes to accumulated other comprehensive loss (“AOCL”) as of March 31 are as follows (in thousands):

	2015	2014
Foreign currency translation:
Beginning balance	$(831)	$(1,061)
Net gain on foreign currency translation	245	57

Ending balance	$(586)	$(1,004)

Pension benefits:
Beginning balance	$(30,174)	$(26,416)
Amortization of prior service cost (1)	24	24
Amortization of loss (1)	353	292
Ending balance	$(29,797)	$(26,100)

Total AOCL ending balance	$(30,383)	$(27,104)

(1)	Prior service cost and actuarial loss are included as part of the Company’s net periodic benefit cost. Refer to Note 7.

Reclassifications out of accumulated other comprehensive loss were nominal.

9. Segment Reporting

Reportable Segments

The Company has three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered. In addition, the Company has included within “Shared Services” corporate and shared services overhead costs, including information technology, driver recruiting, safety, accounting, tax, stock-based compensation, pension, environmental and other corporate headquarters costs. Our segments are delineated as follows:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network that includes company-operated terminals and terminals operated by 28 independent affiliates, and equipment rental income;

•	Energy Logistics, which consists primarily of the transportation of crude oil, disposal water and fresh water for the UCO&G market, through our network that includes one company-operated terminal and terminals operated by 3 independent affiliates, and equipment rental income; and

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business primarily supporting the international movement of bulk liquids.

Segment operating income reported in our segment tables excludes amounts such as depreciation and amortization and gains and losses on disposal of property and equipment. Although these amounts are excluded from the reportable business segment operating income results, they are included in our reported Consolidated Statements of Operations. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment data and a reconciliation to income before income taxes for the three months ended March 31 follow (in thousands):

	Three Months Ended March 31, 2015
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$121,930	$30,606	$20,708	$—	$173,244
Service revenue	17,369	2,252	14,323	135	34,079
Fuel surcharge	19,510	121	3,493	—	23,124

Total operating revenues	158,809	32,979	38,524	135	230,447

Segment operating income (loss)	21,732	1,136	5,526	(12,831)	15,563
Depreciation and amortization	2,252	2,165	840	33	5,290

	Three Months Ended March 31, 2015
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
(Gain) loss on disposal of property and equipment	(937)	258	7	—	(672)
Operating income (loss)	20,417	(1,287)	4,679	(12,864)	10,945

Interest expense	85	46	23	6,428	6,582
Interest income	(120)	—	—	—	(120)
Other expense	400	—	—	166	566

Income (loss) before income taxes	$20,052	$(1,333)	$4,656	$(19,458)	$3,917

	Three Months Ended March 31, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$114,623	$35,949	$18,954	$—	$169,526
Service revenue	17,143	1,946	12,974	124	32,187
Fuel surcharge	27,052	1,030	4,692	—	32,774

Total operating revenues	158,818	38,925	36,620	124	234,487

Segment operating income (loss)	18,631	2,736	6,072	(10,353)	17,086
Depreciation and amortization	2,447	2,133	818	97	5,495
(Gain) loss on disposal of property and equipment	(948)	437	—	—	(511)

Operating income (loss)	17,132	166	5,254	(10,450)	12,102

Interest expense	167	278	13	6,906	7,364
Interest income	(118)	(6)	—	—	(124)
Other expense	157	—	—	—	157

Income (loss) before income taxes	$16,926	$(106)	$5,241	$(17,356)	$4,705

10. Income Taxes

At December 31, 2014, we had approximately $2.0 million of total gross unrecognized tax benefits. Of this total, $0.8 million (net of federal benefit on state tax issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Included in the balance of gross unrecognized tax benefits at December 31, 2014 is less than $0.1 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months due to expiration of the applicable statute of limitations.

For the three months ended March 31, 2015, the net change to our total gross unrecognized tax benefit was an increase of less than $0.1 million. Our total gross unrecognized tax benefit at March 31, 2015 was $2.0 million. This represents the total of our unrecognized tax benefits (not including interest and penalties).

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.3 million (net of federal benefit) accrued for interest and $0.2 million accrued for penalties at December 31, 2014. The total amount accrued for interest and penalties at March 31, 2015 was $0.5 million.

We are subject to the income tax jurisdiction of the U.S., Canada and Mexico, as well as multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for the years before 2011, to international examinations for years before 2010 and, with few exceptions, to state examinations before 2010.

The effective tax rates for the three months ended March 31, 2015 and 2014 were 35.6% and 34.7%, respectively. The effective tax rate for the current quarter differed from our statutory rate primarily due to a favorable tax credit adjustment. The effective tax rate for the same period in 2014 differed from our statutory rate primarily due to a favorable state tax adjustment.

11. Share Repurchase Program

On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). The Repurchase Program does not have an expiration date. Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program, and it can be discontinued at any time that we feel additional purchases are not warranted. As of March 31, 2015, we have repurchased approximately 1.2 million shares valued at $8.5 million under the Repurchase Program, with authority to repurchase an additional $6.5 million of shares.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account the reserves described below, should not be material to our business or financial condition. As of March 31, 2015 and December 31, 2014, we had reserves in the amount of approximately $7.8 million and $8.2 million, respectively, for all environmental matters, of which the most significant are presented and discussed below.

	Number of Sites		Reserves (in millions)
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Multi-party sites	17	17	$1.2	$1.7
Sole party major sites:
Bridgeport, New Jersey	1	1	4.5	4.4
William Dick, Pennsylvania	1	1	0.3	0.3
Other Properties	7	7	1.8	1.8

Total	26	26	$7.8	$8.2

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

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 26 sites at March 31, 2015.

Multi-Party Sites

At 17 of the 26 sites, we are one of many parties with alleged liability and are negotiating with Federal, State or private parties on the scope of our obligations, if any. At 2 of the 17 sites, we have explicitly denied any liability and since there has been no subsequent demand for payment, we have not established a reserve for these matters. At 4 of the 17 sites, we have received notices about our potential liability; however, we do not have enough information upon which to estimate our potential liability at this time, and as a result we have not established a reserve for these matters. At 10 of the 17 sites, 1 settled in the first quarter of 2015, 1 is in settlement discussions, 4 are in long-term operation and maintenance, and 4 are in various stages of remedial investigation or remedial action work.

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

We have estimated future expenditures for these 17 multi-party environmental matters to be in the range of $1.2 million to $3.8 million. As of March 31, 2015, we have reserved $1.2 million.

Sole Party Major Sites

At 9 of the 26 sites, we are alleged to be the only responsible party and are in the process of conducting investigations and/or remediation projects. Six of these projects relate to operations conducted by CLC and its subsidiaries prior to our acquisition of CLC in 1998. These six sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; (5) Charleston, West Virginia; and (6) East Rutherford, New Jersey. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of the six CLC sites is discussed in more detail below. We have estimated future expenditures for these 9 properties to be in the range of $6.6 million to $16.7 million. As of March 31, 2015, we have reserved $6.6 million.

Bridgeport, New Jersey

QDI is required under the terms of three federal consent decrees to perform remediation work at this operating truck terminal and tank wash site. CLC entered into consent orders with USEPA in 1991 to treat groundwater, in 1998 to remove contamination in the wetlands, and in 2010 to assess and remediate contaminated soils at the site.

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began long-term operations in July 2011 and is in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Based on the second annual groundwater report, contamination was not completely delineated at the site and a limited number of additional monitoring wells were installed during 2014. The additional monitoring results appeared to indicate that the groundwater contamination at the site has now been completely delineated, and no further monitoring wells are expected to be required. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA and is on-going. USEPA has requested additional monitoring through 2017. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered into a consent order with USEPA in 2010 to perform the remediation work, which will consist primarily of in-place thermal treatment. In late 2012, USEPA concluded that our additional required site investigation work for delineation purposes was complete. We have finished the preliminary engineering design phase, the 95% design and the 100% design report for the thermal treatment of contaminated soils. The final design also includes limited groundwater extraction with treatment through the existing plant. Comments from USEPA on the 100% thermal design report have been received and substantially addressed. A Design Addendum has been submitted to address the additional limited groundwater extraction and treatment needed. The project is now entering the construction site activity phase for the thermal remediation. The installation of the thermal wells needed to perform the work has been completed and above ground construction phase is in progress. We have estimated aggregate expenditures for the Bridgeport location to be in the range of $4.5 million to $8.5 million. As of March 31, 2015, we have reserved $4.5 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in 1995 to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of an interim remedy that consisted of a groundwater treatment facility with local discharge in 2007 and the treatment facility began full-time operations in 2010. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. In order to negotiate a final long-term groundwater remedy with USEPA, a feasibility study work plan was submitted to the Agency and approved. Although the planned soil treatment work was completed in 2007, test results indicated that soil clean-up objectives were not fully achieved in certain areas of both the shallow and deep soil subzones. Soil piles generated from isolated discrete removal actions were subsequently treated on-site and used as backfill at the site. The fieldwork for the additional limited soil remediation consisting of targeted in-situ chemical treatment of the shallow and deep soil subzones at the site was completed in 2014. USEPA issued a letter on September 30, 2014 stating that the construction phase of the remedy is complete and the remedy is operating as intended. This concludes the remedial action work for the soils operable unit in accordance with the approved remedial design. We have estimated aggregate expenditures for the William Dick location to be in the range of $0.3 million to $3.4 million. As of March 31, 2015, we have reserved $0.3 million.

Other Properties

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation (“NYSDEC”) in 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. The state issued a record of decision in 2006. The remedial design work plan has been approved by the NYSDEC. The remedial action phase began in March 2015 with mobilization and injections to enhance anaerobic biological activities in the targeted zones within the lagoon area.

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

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at this truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. In 2012, we entered into the state’s voluntary clean-up program which requires us to perform additional sampling to close the site. The sampling work phase that was negotiated with the State of West Virginia has been completed at the site, and a report was submitted to the West Virginia Department of Environmental Protection (“WVDEP”) in which we requested confirmation from the WVDEP that no additional sampling work was necessary. WVDEP concurred and approved the Site Assessment Report in July 2014. A Risk Assessment Report was then prepared, as requested, and submitted to WVDEP for review and approval on September 30, 2014 and remains subject to comment from the WVDEP.

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

We have estimated aggregate future expenditures for Tonawanda, Scary Creek, Charleston, East Rutherford and ISRA New Jersey to be in the range of $1.8 million to $4.8 million. As of March 31, 2015, we have reserved $1.8 million.

Other Legal Matters

On April 13, 2015, a lawsuit captioned Alfred T. Giuliano, Chapter 7 Trustee for TransVantage Solutions, Inc., et al., v. Quality Carriers, Inc. (the “Action”) was filed in the U.S. Bankruptcy Court for the District of New Jersey against the Company, related to the bankruptcy matter In re TransVantage Solutions, Inc., et al., Case No. 13-19753. In the Action, the trustee of the consolidated estates of TransVantage Solutions, Inc., TransVantage Transportation, Inc. and TransVantage Forwarding, Inc. (collectively, “TransVantage”) seeks to recover $14.6 million from the Company by alleging that payments made by TransVantage to the Company are avoidable under applicable law in connection with the bankruptcy proceeding. The Company has not yet been served with the lawsuit. While loss is reasonably possible in this matter, the amount of any losses due to the Action is not reasonably estimable due to the commencement of the case following the end of the quarter ended March 31, 2015 and no accrual has been established for the Action as of that date. The Company will vigorously defend itself in this matter.

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no other such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other Matters

On March 9, 2015, the tank wash building at our Newark, New Jersey intermodal terminal experienced an explosion and subsequent fire. This incident resulted in several lost days of revenue from the terminal and significant damage to our tank wash facility, but the remaining operations of our terminal were not affected by the explosion and fire. We are currently evaluating the effect of this incident on the terminal’s business. Several federal agencies and the New Jersey Department of Environmental Protection have issued notices of violation in connection with chemicals stored in the area of the explosion and fire, which may result in civil penalties being assessed against the Company. We do not believe these penalties would be material and we will vigorously defend these notices. We believe we have adequate property and business interruption insurance to offset the majority of any adverse financial impacts from this event, and have received cash advances from our insurance carrier. As of March 31, 2015, we wrote down the remaining balance of our tank wash facility and related assets of approximately $3.5 million. We recorded a corresponding receivable of $3.5 million for anticipated insurance proceeds up to the amount of this estimated loss. These adjustments were both recorded as offsetting non-cash impairment charges/credits within our consolidated statements of operations and consolidated statements of cash flows. In addition, we have established a $1.0 million workers’ compensation reserve equal to the amount of the deductible under our insurance policy for possible claims related to this event but no other reserve as of March 31, 2015. As of March 31, 2015, we are unable to reasonably estimate the range of potential loss due to the recent occurrence of this incident.

13. Guarantees

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

Our estimated aggregate maximum exposure under these lease guarantees was approximately $36.1 million as of March 31, 2015, which represents the total amount of the remaining lease payments on all outstanding guaranteed leases as of that date. However, upon a default, we are likely to, and have contractual rights to, take actions to reduce or recoup our expenditures, including purchasing the tractor and reselling it to recover all or a portion of the amounts paid, or facilitating an arrangement between the third-party vendor and another independent owner-operator or independent affiliate to assume the lease. In addition, up to 50% of any realized losses related to independent owner-operators managed by independent affiliates could be recouped from those independent affiliates pursuant to agreements with those independent affiliates. Therefore, we believe our potential exposure is substantially less than $36.1 million and would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We did not incur any material levels of default under these leases during the three months ended March 31, 2015.

14. Guarantor Subsidiaries

At and during the three months ended March 31, 2015, there were outstanding 2018 Notes that were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

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

The following condensed consolidating financial information for QDI, QD LLC and QD Capital, which has no material assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at March 31, 2015 and December 31, 2014 and condensed consolidating statements of operations for the three-month periods ended March 31, 2015 and 2014, respectively, and the condensed consolidating statements of cash flows for each of the three-month periods ended March 31, 2015 and 2014.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2015

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$173,244	$—	$—	$173,244
Service revenue	—	—	34,048	31	—	34,079
Fuel surcharge	—	—	23,124	—	—	23,124

Total operating revenues	—	—	230,416	31	—	230,447
Operating expenses:
Purchased transportation	—	—	152,756	—	—	152,756
Compensation	—	—	23,465	—	—	23,465
Fuel, supplies and maintenance	—	—	23,436	(2)	—	23,434
Depreciation and amortization	—	—	5,290	—	—	5,290
Selling and administrative	496	28	7,600	16	—	8,140
Insurance costs	—	—	5,289	5	—	5,294
Taxes and licenses	—	—	614	12	—	626
Communication and utilities	—	—	1,169	—	—	1,169
Gain on disposal of property and equipment	—	—	(672)	—	—	(672)

Operating (loss) income	(496)	(28)	11,469	—	—	10,945
Interest expense, non-related party, net	—	6,423	39	—	—	6,462
Interest (income) expense, related party, net	—	(6,423)	6,423	—	—	—
Write-off of debt issuance costs	—	166	—	—	—	166
Other expense	—	—	155	245	—	400

(Loss) income before income taxes	(496)	(194)	4,852	245	—	3,917
(Benefit from) provision for income taxes	(59)	—	1,484	(32)	—	1,393
Equity in earnings of subsidiaries	2,961	3,155	—	—	(6,116)	—

Net income	$2,524	$2,961	$3,368	$(213)	$(6,116)	$2,524

Total other comprehensive income, net of tax	622	622	377	245	(1,244)	622

Comprehensive income	$3,146	$3,583	$3,745	$32	$(7,360)	$3,146

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2014

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$169,526	$—	$—	$169,526
Service revenue	—	—	32,172	15	—	32,187
Fuel surcharge	—	—	32,774	—	—	32,774

Total operating revenues	—	—	234,472	15	—	234,487
Operating expenses:
Purchased transportation	—	—	157,615	4	—	157,619
Compensation	—	—	21,255	—	—	21,255
Fuel, supplies and maintenance	—	—	23,128	2	—	23,130
Depreciation and amortization	—	—	5,495	—	—	5,495
Selling and administrative	—	2	7,250	6	—	7,258
Insurance costs	—	—	6,263	8	—	6,271
Taxes and licenses	—	—	936	—	—	936
Communication and utilities	—	—	932	—	—	932
Gain on disposal of property and equipment	—	—	(511)	—	—	(511)

Operating (loss) income	—	(2)	12,109	(5)	—	12,102
Interest expense, non-related party, net	—	6,893	347	—	—	7,240
Interest (income) expense, related party, net	—	(6,893)	6,972	(79)	—	—
Other expense	2	—	95	60	—	157

(Loss) income before income taxes	(2)	(2)	4,695	14	—	4,705
(Benefit from) provision for income taxes	(118)	—	1,825	(75)	—	1,632
Equity in earnings of subsidiaries	2,957	2,959	—	—	(5,916)	—

Net income	$3,073	$2,957	$2,870	$89	$(5,916)	$3,073

Total other comprehensive income, net of tax	373	373	316	57	(746)	373

Comprehensive income	$3,446	$3,330	$3,186	$146	$(6,662)	$3,446

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

March 31, 2015

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$6,159	$263	$—	$6,422
Accounts receivable, net	—	—	131,304	4	—	131,308
Prepaid expenses	—	33	16,232	97	—	16,362
Deferred tax asset, net	—	—	27,668	—	—	27,668
Intercompany	—	—	482,706	98	(482,804)	—
Other	103	—	10,693	26	—	10,822

Total current assets	103	33	674,762	488	(482,804)	192,582
Property and equipment, net	—	—	145,396	—	—	145,396
Assets held-for-sale	—	—	2,929	—	—	2,929
Goodwill	—	—	34,896	—	—	34,896
Intangibles, net	—	—	15,017	—	—	15,017
Non-current deferred tax asset, net	(1,643)	—	20,791	—	—	19,148
Investment in subsidiaries	(103,630)	343,700	—	—	(240,070)	—
Intercompany	160,786	210,676	197,331	6,673	(575,466)	—
Other assets	—	7,234	658	—	—	7,892

Total assets	$55,616	$561,643	$1,091,780	$7,161	$(1,298,340)	$417,860

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of indebtedness	$—	$—	$2,080	$—	$—	$2,080
Current maturities of capital lease obligations	—	—	262	—	—	262
Accounts payable	—	—	9,047	—	—	9,047
Intercompany	82,558	—	400,246	—	(482,804)	—
Independent affiliates and independent owner-operators payable	—	—	21,694	—	—	21,694
Accrued expenses	—	7,495	28,351	28	—	35,874
Environmental liabilities	—	—	3,966	—	—	3,966
Accrued loss and damage claims	—	—	9,104	—	—	9,104

Total current liabilities	82,558	7,495	474,750	28	(482,804)	82,027
Long-term indebtedness, less current maturities	—	328,889	—	—	—	328,889
Capital lease obligations, less current maturities	—	—	144	—	—	144
Environmental liabilities	—	—	3,803	—	—	3,803
Accrued loss and damage claims	—	—	10,749	—	—	10,749
Intercompany	—	328,889	246,268	309	(575,466)	—
Other non-current liabilities	—	—	19,190	—	—	19,190

Total liabilities	82,558	665,273	754,904	337	(1,058,270)	444,802

Shareholders’ (deficit) equity:
Common stock	452,610	354,963	390,760	3,805	(749,528)	452,610
Treasury stock	(12,239)	—	—	—	—	(12,239)
Accumulated (deficit) retained earnings	(247,341)	(239,093)	(24,456)	3,557	259,992	(247,341)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(30,383)	(29,911)	(29,428)	(483)	59,822	(30,383)

Total shareholders’ (deficit) equity	(26,942)	(103,630)	336,876	6,824	(240,070)	(26,942)

Total liabilities and shareholders’ (deficit) equity	$55,616	$561,643	$1,091,780	$7,161	$(1,298,340)	$417,860

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 31, 2014

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2015

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,524	$2,961	$3,368	$(213)	$(6,116)	$2,524
Adjustments for non-cash charges	(1,098)	(8,915)	12,842	—	6,116	8,945
Net changes in assets and liabilities	460	4,075	8,562	(125)	—	12,972
Intercompany activity	(1,886)	1,879	(457)	464	—	—

Net cash provided by operating activities	—	—	24,315	126	—	24,441

Cash flows from investing activities:
Capital expenditures	—	—	(9,828)	—	—	(9,828)
Acquisition of an independent affiliate’s assets	—	—	(295)	—	—	(295)
Proceeds from sales of property and equipment	—	—	15,073	—	—	15,073

Net cash provided by investing activities	—	—	4,950	—	—	4,950

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	(10,000)	(996)	—	—	(10,996)
Proceeds from revolver	—	64,900	—	—	—	64,900
Payments on revolver	—	(73,900)	—	—	—	(73,900)
Deferred financing costs	—	(172)	—	—	—	(172)
Proceeds from exercise of stock options	63	—	—	—	—	63
Other	—	—	(4,222)	—	—	(4,222)
Intercompany activity	(63)	19,172	(19,109)	—	—	—

Net cash used in financing activities	—	—	(24,327)	—	—	(24,327)

Net increase in cash and cash equivalents	—	—	4,938	126	—	5,064
Cash and cash equivalents, beginning of period	—	—	1,221	137	—	1,358

Cash and cash equivalents, end of period	$—	$—	$6,159	$263	$—	$6,422

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2014

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$3,073	$2,957	$2,870	$89	$(5,916)	$3,073
Adjustments for non-cash charges	(2,168)	(9,211)	13,369	(79)	5,916	7,827
Net changes in assets and liabilities	103	5,625	(15,095)	(125)	—	(9,492)
Intercompany activity	(1,008)	629	245	134	—	—

Net cash provided by operating activities	—	—	1,389	19	—	1,408

Cash flows from investing activities:
Capital expenditures	—	—	(10,456)	—	—	(10,456)
Proceeds from sales of property and equipment	—	—	2,846	—	—	2,846

Net cash used in investing activities	—	—	(7,610)	—	—	(7,610)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	—	(1,323)	—	—	(1,323)
Proceeds from revolver	—	68,800	—	—	—	68,800
Payments on revolver	—	(64,600)	—	—	—	(64,600)
Deferred financing costs	—	(4)	—	—	—	(4)
Proceeds from exercise of stock options	1,334	—	—	—	—	1,334
Other	—	—	1,902	—	—	1,902
Intercompany activity	(1,334)	(4,196)	5,530	—	—	—

Net cash provided by financing activities	—	—	6,109	—	—	6,109

Net (decrease) increase in cash and cash equivalents	—	—	(112)	19	—	(93)
Cash and cash equivalents, beginning of period	—	—	1,876	81	—	1,957

Cash and cash equivalents, end of period	$—	$—	$1,764	$100	$—	$1,864

15. Subsequent	Events

On May 6, 2015, the Company announced that it had entered into a definitive agreement and plan of merger to be acquired by funds advised by Apax Partners, a global private equity firm, for approximately $800 million, including the assumption of debt, for $16.00 per share in cash. The definitive agreement was unanimously approved by the Company’s Board of Directors, which recommended that the Company’s shareholders approve and adopt the definitive agreement and plan of merger at a special meeting of shareholders of the Company to be held on a future date.

The transaction is subject to customary closing conditions, including obtaining the approval of the holders of a majority of the total outstanding shares of the Company’s common stock and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction is expected to be completed in the third quarter of 2015. Under the terms of the definitive agreement and plan of merger, the Company may solicit alternative proposals from third parties during a 40-day “go-shop” period following the date of execution. There can be no assurances that this process will result in a superior acquisition proposal.

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America and are also the largest provider of intermodal ISO tank container and depot services in North America. We also provide logistics services to the unconventional oil and gas (“UCO&G”) market. We operate an asset-light business model and service customers across North America through our network of 96 terminals servicing the chemical market, 14 terminals servicing the energy market and 9 ISO tank depot services terminals (intermodal) servicing the chemical and other bulk liquid markets.

Chemical Logistics

We coordinate the transport of a broad range of chemical products and provide our customers with logistics and other value-added services. Through our North American network, we are a core carrier for most of the major companies engaged in chemical processing. We believe the diversity of our customer base, geography and end-markets provide a competitive advantage.

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. Based on industry sources, we estimate that the highly fragmented North American for-hire segment of the bulk tank transport market generated revenues of approximately $6.9 billion in 2013. We specifically operate in the for-hire chemical and food grade bulk transport market (which we estimate at $4.3 billion in 2013). We believe we have the leading market share (estimated at 14.0% in 2013) in this sector based on revenues. In 2014, we announced the addition to our network of six new terminals operated by independent affiliates, as well as a bulk rail intermodal service. In the first quarter of 2015, we announced the addition of another new terminal operated by an independent affiliate. We believe being a larger carrier facilitates customer service and lane density, and provides a more favorable cost structure. As such, we believe we are well-positioned to expand our business by increasing our market share.

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

The proliferation of global import/export of bulk liquid chemicals has driven the movement of basic manufacturing out of the United States and has resulted in an increase in chemical plant infrastructure to service these off-shore industries. Driven by this globalization, the intermodal ISO tank container market is a growing sector of the overall liquid bulk chemical transportation sector. Furthermore, chemical manufacturers have sought to efficiently transport their products by utilizing ISO tank containers. The resulting demand for distributors that can offer a broad range of services within the supply chain will drive future growth in this sector. Demand for intermodal ISO tank containers is impacted by the aggregate volume of imports and exports of chemicals through United States ports. Demand is also impacted by the shift in modes of transportation, from drums to larger and more efficient ISO tank containers. Additionally, we believe Boasso will benefit from the low cost energy from the UCO&G market. We believe that Boasso will benefit from these trends because of its market leadership, geographic positioning, experience and track record.

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

We operate in the Bakken, Barnett, Eagle Ford, Marcellus, Permian Basin and Utica shale regions in North America, all of which have experienced drilling for both oil and natural gas, with the exception of Marcellus which is solely natural gas. Our strategy to target multiple resource-rich shales helps to diversify our customer offerings, lessen the impact of swings in any one commodity or regional activity, and optimize equipment utilization.

Our energy logistics business is primarily involved in fluid management and logistics in the upstream segment of the energy industry, through its services in connection with the establishment and servicing of production wells, and the midstream segment of the energy industry in connection with the transportation of crude oil. We are currently prioritizing increasing our transportation of crude oil and produced water, which we refer to as post-production activities, over the transportation of fresh water and flowback water, which we refer to as production activities. We believe that our focus on post-production activities will lessen our reliance on production and drilling-related activities which are more volatile. We believe the market for services such as those provided by our energy logistics business was approximately $9.0 billion in 2013. The industry is made up of providers that include independent national or regional trucking and logistics companies such as QCER, trucking and logistics companies owned by or dedicated to large oil and gas companies, and local providers focused on one or more particular shales. Demand for our services is driven by the number of active and producing wells, which impacts the transportation of crude oil and produced water, as well as the level of new drilling activity, which influences the transportation of fresh water and flowback water. Demand is also driven by market prices for oil and gas, which influence the exploration and production activities of our customers, the prices they are willing to pay for our services and the shales in which they operate. We expect regulation of this industry to increase over time but believe that the scope of our operations and our experience with regulation in our chemical logistics business may provide us with an advantage over our competitors.

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

At present, our businesses rely upon independent affiliates and independent owner-operators to varying degrees. Our chemical logistics business operates primarily through independent affiliate terminals located throughout the continental United States and independent owner-operator drivers. During 2014, we announced the addition to our network of six new terminals operated by independent affiliates, and in the first quarter of 2015 we announced the addition of another new terminal operated by an independent affiliate. Our intermodal business relies solely on company terminals located near ports in the eastern half of the United States and primarily independent owner-operator drivers. Our energy logistics business increasingly relies upon independent affiliate terminals, which affects the overall mix of our asset-light business. We expect to add independent affiliates and independent owner-operators over the long term. As of February 1, 2015, we had transitioned all but our operation in the Bakken shale to independent affiliates in our energy logistics business, with the goal of reducing capital investment needs while improving return on invested capital. Active driver recruiting and retention actions continued during the 2015 period.

Recent Significant Transactions

January 2015 Notes Redemption

On January 15, 2015, we redeemed a portion of the 9.875% Second-Priority Senior Secured Notes due 2018 (the “2018 Notes”) in the aggregate principal amount of $10.0 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $10.0 million, plus accrued but unpaid interest up to the redemption date, plus a 4.9% premium of $0.5 million. In the first quarter of 2015, $0.2 million of unamortized debt issuance costs related to this redemption were written off.

November 2014 ABL Facility Amendment

On November 3, 2014, we entered into an amended and restated agreement with lenders covering our asset-based loan facility (“ABL Facility”) and our term loan (the “Term Loan”) under our ABL Facility. Total borrowing capacity under the ABL Facility and the Term Loan remain at $350.0 million and $17.5 million, respectively. The maturity of the Term Loan was extended to November 2017. The maturity of the ABL Facility was extended to the earlier of November 2019 and the date that is 91 days prior to the maturity of the Company’s 2018 Notes or replacement notes, if the amount of the debt is above a certain threshold. Borrowing availability under the ABL Facility was expanded to include additional eligible accounts receivable, and the credit spreads under both the ABL Facility and the Term Loan were reduced.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We identified what we believe to be the more critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation, in our Annual Report on Form 10-K for the year ended December 31, 2014. We have not made any material changes to those policies during the period covered by this Quarterly Report on Form 10-Q.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, “Summary of Significant Accounting Policies—New Accounting Pronouncements” for discussion of recent accounting pronouncements and for additional discussion surrounding the adoption of accounting standards.

RESULTS OF OPERATIONS

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
OPERATING REVENUES:
Transportation	75.2%	72.3%
Service revenue	14.8%	13.7%
Fuel surcharge	10.0%	14.0%

Total operating revenues	100.0%	100.0%

OPERATING EXPENSES:
Purchased transportation	66.3%	67.2%
Compensation	10.2%	9.1%
Fuel, supplies and maintenance	10.2%	9.9%
Depreciation and amortization	2.3%	2.3%
Selling and administrative	3.5%	3.1%
Insurance costs	2.3%	2.7%
Taxes and licenses	0.3%	0.4%
Communication and utilities	0.5%	0.4%
Gain on disposal of property and equipment	(0.3%)	(0.2%)

Total operating expenses	95.3%	94.9%

Operating income	4.7%	5.1%

Interest expense	2.9%	3.1%
Interest income	(0.1%)	(0.1%)
Write-off of debt issuance costs	0.1%	—
Other expense	0.2%	0.1%

Income before income taxes	1.6%	2.0%
Provision for income taxes	0.6%	0.7%

Net income	1.0%	1.3%

The following table shows the approximate number of terminals, drivers, tractors, trailers, intermodal chassis and energy logistics equipment that we manage (including independent affiliates and independent owner-operators) as of March 31:

	2015	2014
Terminals (1)	119	117
Drivers	3,471	3,346
Tractors	3,173	2,939
Trailers	5,702	5,274
Chassis	2,236	1,813
Energy logistics equipment (2)	1,115	1,281

(1)	See the following table for terminals by segment.
(2)	Includes tractors, trailers and service equipment.

Our network of terminals and facilities consisted of the following as of March 31:

	2015 Terminals	2014 Terminals
Chemical logistics independent affiliate trucking terminals	92	90
Chemical logistics company-operated trucking terminals	4	4
Energy logistics independent affiliate energy terminals	13	12
Energy logistics company-operated energy terminals	1	2
Intermodal container services terminals/depots	9	9

Total	119	117

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

For the quarter ended March 31, 2015, total revenues were $230.4 million, a decrease of $4.1 million, or 1.7%, from revenues of $234.5 million for the same period in 2014, driven primarily by our energy logistics segment partially offset by an increase in our intermodal segment, and by a decrease in our fuel surcharge revenue across all segments.

Transportation revenue increased by $3.8 million, or 2.2%, primarily due to an increase of $7.3 million in our chemical logistics business resulting primarily from increased volumes and positive contributions from terminals established in 2014 as well as increased pricing. We had an increase of $1.8 million in our intermodal business due to stronger customer activity driving higher trucking volumes. Our energy logistics transportation revenue decreased $5.3 million due to reduced drilling activity in certain of our shale regions partially offset by increased oil hauling activity in other shale regions.

Service revenue increased $1.9 million, or 5.9%, primarily due to higher intermodal service revenue of $1.4 million resulting from higher depot services revenue, $0.2 million of increases in our chemical logistics service revenue and an increase in our energy logistics business of $0.3 million.

Fuel surcharge revenue decreased $9.7 million, or 29.4%, due to lower fuel prices in each of our business segments. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers and certain energy logistics customers. Many of these programs involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs is included in purchased transportation.

Purchased transportation decreased $4.9 million, or 3.1%, due primarily to a decrease of $3.5 million related to servicing our chemical logistics business and a decrease of $1.6 million related to servicing our energy logistics business. In addition, we had an increase of $0.2 million related to servicing our intermodal business. The majority of the decreases resulted from lower revenues in our energy logistics business and lower fuel costs. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue decreased slightly to 77.8% for the current quarter versus 77.9% for the prior-year quarter. Our independent affiliates generated 92.1% of our chemical logistics transportation revenue and fuel surcharge revenue for the three months ended March 31, 2015 compared to 92.7% for the comparable prior-year period. During 2014 and the three months ended March 31, 2015, we generally paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue. Certain independent affiliates could earn and have earned an even greater percentage of chemical logistics transportation revenue due to company provided growth incentive programs.

During the three months ended March 31, 2015 and 2014, company-operated terminals generated approximately 46% and 48%, respectively, of energy logistics revenue, and independent affiliate-operated terminals and third-party carriers generated approximately 54% and 52%, respectively. We expect the percentage of energy logistics revenue generated from independent affiliates in 2015 to be higher than in the comparable 2014 period because of terminals affiliated in 2014 and in February 2015. We generally pay independent affiliates, independent owner-operators and third-party carriers between 70% and 90% of energy logistics transportation revenue depending on the type of product hauled and their type of association with the Company.

Compensation expense increased $2.2 million, or 10.4%, due primarily to higher corporate expenses from performance-based incentive compensation programs. We expect non-cash expenses from performance-based incentive compensation to be higher in 2015 than in the comparable 2014 period due to required amortization of existing multi-year performance-based awards.

Fuel, supplies and maintenance increased $0.3 million, or 1.3%, due primarily to an increase in equipment rent expense of $1.7 million and higher maintenance and other terminal costs of $0.9 million offset by a reduction in fuel costs of $1.6 million and lower wastewater disposal costs of $0.7 million.

Depreciation and amortization expense decreased $0.2 million, or 3.7%, due to sales of assets to certain chemical independent affiliates and sales of unutilized revenue equipment.

Selling and administrative expense increased $0.9 million, or 12.2%, due to an increase in driver recruiting and retention costs and professional fees.

Insurance costs decreased $1.0 million, or 15.6%, primarily due to a reduction in the frequency and severity of claims. As a percentage of revenue, insurance costs were within the Company’s target range of 2% to 3% of total revenue in both periods.

For the quarter ended March 31, 2015, we recognized a net gain on disposal of revenue equipment of $0.7 million. For the quarter ended March 31, 2014, we recognized a net gain on disposal of revenue equipment of $0.5 million.

For the quarters ended March 31, 2015 and 2014, operating income was $10.9 million and $12.1 million, respectively.

Interest expense decreased $0.8 million, or 10.6%, in the quarter ended March 31, 2015, primarily due to the redemptions of a portion of our high cost 2018 Notes during the third quarter of 2014 and the first quarter of 2015, and the full extinguishment of our Acquisition Notes in the second quarter of 2014. We expect our interest expense for 2015 to continue to be lower than in comparable 2014 periods, due to the partial redemptions of the 2018 Notes and the full extinguishment of our Acquisition Notes, provided that the rates of interest on our floating rate indebtedness do not increase substantially.

The provision for income taxes was $1.4 million for the quarter ended March 31, 2015, compared to $1.6 million for the same period in 2014. The effective tax rates for the quarter ended March 31, 2015 and 2014 were 35.6% and 34.7%, respectively. The effective tax rate for the current quarter differed from our statutory rate primarily due to a favorable tax credit adjustment. The effective tax rate for the same period in 2014 differed from our statutory rate primarily due to a favorable state tax adjustment.

For the quarter ended March 31, 2015, we had net income of $2.5 million compared to net income of $3.1 million for the same period in 2014 as a result of the above-mentioned items.

Segment Operating Results

The Company has three reportable business segments for financial reporting purposes that are distinguished primarily on the basis of services offered. In addition, the Company has included within “Shared Services” corporate and shared services overhead costs, including information technology, driver recruiting, safety, accounting, tax, stock-based compensation, pension, environmental and other corporate headquarters costs. Our segments are delineated as follows:

•	Chemical Logistics, which consists of the transportation of bulk chemicals primarily through our network that includes company-operated terminals and terminals operated by 28 independent affiliates, and equipment rental income;

•	Energy Logistics, which consists primarily of the transportation of crude oil, disposal water and fresh water for the UCO&G market, through our network that includes one company-operated terminal and terminals operated by 3 independent affiliates, and equipment rental income; and

•	Intermodal, which consists of Boasso’s intermodal ISO tank container transportation and depot services business primarily supporting the international movement of bulk liquids.

Segment operating income reported in our segment tables excludes amounts such as depreciation and amortization and gains and losses on disposal of property and equipment. Although these amounts are excluded from the business segment operating income results, they are included in our reported Consolidated Statements of Operations. We have not provided specific asset information by segment, as it is not regularly provided to our chief operating decision maker for review.

Summarized segment operating results for the periods below are as follows (in thousands):

	Three Months Ended March 31, 2015
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$121,930	$30,606	$20,708	$—	$173,244
Service revenue	17,369	2,252	14,323	135	34,079
Fuel surcharge	19,510	121	3,493	—	23,124

Total operating revenue	158,809	32,979	38,524	135	230,447

Segment revenue % of total revenue	68.9%	14.3%	16.7%	0.1%	100.0%
Segment operating income (loss)	21,732	1,136	5,526	(12,831)	15,563
Depreciation and amortization	2,252	2,165	840	33	5,290
(Gain) loss on disposal of property and equipment	(937)	258	7	—	(672)

Operating income (loss)	$20,417	$(1,287)	$4,679	$(12,864)	$10,945

	Three Months Ended March 31, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$114,623	$35,949	$18,954	$—	$169,526
Service revenue	17,143	1,946	12,974	124	32,187
Fuel surcharge	27,052	1,030	4,692	—	32,774

Total operating revenue	158,818	38,925	36,620	124	234,487

Segment revenue % of total revenue	67.7%	16.6%	15.6%	0.1%	100.0%
Segment operating income (loss)	18,631	2,736	6,072	(10,353)	17,086
Depreciation and amortization	2,447	2,133	818	97	5,495
(Gain) loss on disposal of property and equipment	(948)	437	—	—	(511)

Operating income (loss)	$17,132	$166	$5,254	$(10,450)	$12,102

	2015 vs 2014		Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Segment operating revenues	$	change	$(9)	$(5,946)	$1,904	$11	$(4,040)
	%	change	0.0%	(15.3)%	5.2%	8.9%	(1.7)%
Segment operating revenues (excluding fuel surcharge)	$	change	$7,533	$(5,037)	$3,103	$11	$5,610
	%	change	5.7%	(13.3)%	9.7%	8.9%	2.8%
Segment operating income (loss)	$	change	$3,101	$(1,600)	$(546)	$2,478	$(1,523)
	%	change	16.6%	(58.5)%	(9.0)%	23.9%	(8.9)%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating revenue:

Chemical Logistics—total revenue was flat for the quarter ended March 31, 2015 compared to the same period for 2014, primarily due to an increase in transportation revenue of $7.3 million, resulting from higher volumes from new terminal locations, benefits from an independent affiliate acquisition and increased pricing. These benefits were partially offset by several days of adverse weather in numerous areas of the country, which tempered volumes. In addition, fuel surcharge revenue decreased $7.5 million due to lower fuel prices offset by an increase in service revenue of $0.2 million.

Energy Logistics—revenues decreased $5.9 million, or 15.3%, for the quarter ended March 31, 2015, due to lower transportation revenue of $5.3 million. This decline was primarily due to the Company’s decision to exit the underperforming Woodford and Niobrara shale markets, adverse weather conditions and lower revenues from the recently affiliated Jourdanton, Texas terminal. These declines were partially offset by solid increases in oil hauling volume in the Bakken shale region, and stronger activity in the Marcellus and Utah shale regions. Fuel surcharge revenue decreased $0.9 million due to reduced fuel prices, and service revenue increased $0.3 million primarily due to modest increases in disposal well volumes.

Intermodal —revenues increased $1.9 million, or 5.2%, for the quarter ended March 31, 2015, due in part to increases in transportation revenue of $1.8 million, resulting from strong customer activity driving higher trucking volumes offset by a decrease in fuel surcharge revenue of $1.2 million due to lower fuel prices. Other service revenue increased $1.3 million due to increased depot services revenue driven by higher transportation revenue.

In early March 2015, Intermodal experienced an explosion at its Newark, New Jersey tank wash facility. This event resulted in several lost days of productivity at this facility; however, alternative tank wash capacity has been identified. The remaining trucking and depot services operations at the Newark terminal were not significantly affected by this incident. The Company established a $1.0 million workers’ compensation reserve equal to the deductible under its insurance policy for possible claims related to the event, and has adequate property and business interruption insurance to offset the estimated assets impaired and potential business related losses from this occurrence.

Segment operating income:

Chemical Logistics—operating income increased $3.1 million, or 16.6%, for the quarter ended March 31, 2015. This improvement was driven primarily by a decrease in insurance costs, benefits from reductions in fuel prices and positive conversion from higher volumes and pricing. These benefits were partially offset by start-up costs for the intermodal initiative and lower net equipment rental income resulting from asset sales to independent affiliates.

Energy Logistics—operating income decreased $1.6 million, or 58.5%, for the quarter ended March 31, 2015, primarily due to independent affiliate concessions associated with transitioning the Jourdanton, Texas terminal offset by strong profit conversion at the Company’s Bakken terminal and the elimination of low margin business in the Woodford and Niobrara shale markets.

Intermodal —operating income decreased $0.5 million, or 9.0%, for the quarter ended March 31, 2015, due in part to the explosion at our Newark, New Jersey tank wash facility in March 2015 as mentioned above. This reduction was partially offset by profit from stronger trucking volumes and storage and handling activity.

Shared Services—net expenses increased $2.5 million, or 23.9%, for the quarter ended March 31, 2015, due primarily to increased expenses from performance-based incentive compensation, elevated legal fees and driver recruiting and retention efforts.

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

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For the three months ending March 31, 2015, capital expenditures were $9.8 million and proceeds from sales of property and equipment were $15.1 million. We generally expect our sustaining capital expenditures, net of proceeds from property and equipment sales, to be approximately 1% to 2% of operating segment revenues annually. We expect net capital expenditures to be approximately $10.0 to $15.0 million for 2015, which is higher than in 2014. Some of our independent affiliates who are engaged with us in the chemical logistics or energy logistics markets may at times purchase some portion of this equipment from us. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses or other factors.

        Debt service currently consists of required interest payments on the outstanding balance of our ABL Facility, our Term Loan and our 2018 Notes. In addition, mandatory principal payments under the Term Loan could begin as early as the fourth quarter of 2015. We have no major debt maturities prior to August 2018, when our ABL Facility is presently set to mature. We may from time to time repurchase or redeem additional amounts of our outstanding debt or may repurchase outstanding shares of our common stock. Our Board of Directors has approved a share repurchase program for up to $15.0 million in shares of our common stock, of which $6.5 million remained available at March 31, 2015. Separately, we have a long-term goal to reduce our leverage, lower the outstanding amount of our indebtedness and reduce our interest expense. Any repurchases, redemptions, restructuring or refinancing of our indebtedness would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Any future repurchases, redemptions, restructuring or refinancing may materially impact our liquidity, future tax liability and results of operations.

Our primary sources of liquidity for operations during the 2015 and 2014 periods have been cash flow from operations and borrowing availability under the ABL Facility. On November 3, 2014, our ABL Facility and the Term Loan under our ABL Facility were amended to extend their maturities and reduce credit spreads. Our total borrowing capacity was not changed. At March 31, 2015, we had $60.5 million of borrowing availability under the ABL Facility. On June 12, 2014, we extinguished the remaining principal balance of the Acquisition Notes of $19.2 million at a discount for $15.0 million in cash. The cash payment on the Acquisition Notes was funded with proceeds from borrowings under our ABL Facility and cash on hand. On January 10, 2015 and July 16, 2014, we redeemed $10.0 million and $22.5 million, respectively, in original principal amount of our 2018 Notes utilizing proceeds from our ABL Facility and cash on hand.

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

Cash Flows

The following summarizes our cash flows for the three months ended March 31, 2015 and 2014 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Three months ended March 31,
	2015	2014
Net cash provided by operating activities	$24,441	$1,408
Net cash provided by (used in) investing activities	4,950	(7,610)
Net cash (used in) provided by financing activities	(24,327)	6,109

Net increase (decrease) in cash	5,064	(93)
Cash and cash equivalents at beginning of period	1,358	1,957

Cash and cash equivalents at end of period	$6,422	$1,864

Net cash provided by operating activities was $24.4 million for the three-month period ended March 31, 2015, compared to $1.4 million provided by operating activities in the comparable 2014 period. The $23.0 million increase in cash provided by operating activities was primarily due to increased accounts receivable collections.

Net cash provided by investing activities totaled $5.0 million for the three-month period ended March 31, 2015, compared to $7.6 million used in investing activities in the comparable 2014 period. The $12.6 million difference was due primarily to increased proceeds from sales of property and equipment of $12.2 million and a reduction in capital expenditures of $0.6 million.

Net cash used in financing activities was $24.3 million during the three-month period ended March 31, 2015, compared to $6.1 million provided by financing activities in the comparable 2014 period. In the 2015 period, we utilized cash from operations to partially redeem $10.0 million of our 2018 Notes, to pay down $9.0 million of our ABL Facility and to pay down $1.0 million of other debt and capital lease obligations. In the 2014 period, we utilized net borrowings of $4.2 million and proceeds from the exercise of stock options of $1.3 million to purchase revenue equipment and to pay down $1.5 million of other debt and capital lease obligations.

Off-Balance Sheet Arrangements

We guarantee total remaining lease payment obligations aggregating approximately $36.1 million as of March 31, 2015, of certain independent owner-operators and independent affiliates for their tractors to certain third-party vendors. The guarantees expire at various dates beginning in 2015 to 2021 and would require us to make lease payments in the event of a default by an independent owner-operator or independent affiliate. Further, upon a default, we are likely to take actions to reduce or recoup our expenditures, including purchasing the tractor and reselling it to recover all or a portion of the amounts paid, or facilitating an arrangement between the third-party vendor and another independent owner-operator to assume the lease. In addition, up to 50% of any realized losses related to independent owner-operators managed by independent affiliates could be recouped from those independent affiliates. We believe our potential exposure is substantially less than $36.1 million and would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at March 31, 2015 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2015	Years 2016 & 2017	Years 2018 & 2019	Thereafter 2020
Operating leases (1)	$97,655	$20,428	$51,730	$20,307	$5,190
Total indebtedness (2)(3)	331,580	1,814	17,766	312,000	—
Capital leases	406	224	182	—	—
Interest on indebtedness (4)	74,537	16,074	42,106	16,357	—

Total contractual cash obligations (5)(6)(7)(8)(9)	$504,178	$38,540	$111,784	$348,664	$5,190

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.
(2)	Includes aggregate unamortized discount of $0.6 million related to the 2018 Notes.
(3)	Assumes repayment of the principal amount of the Term Loan in equal quarterly amounts beginning the second quarter of 2016.
(4)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of March 31, 2015 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of March 31, 2015 will remain in effect until maturity.

(5)	Excludes long-term pension obligations as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of March 31, 2015, obligations of $15.6 million were reflected in the Consolidated Balance Sheet. This amount represented our unfunded status of such plans, which is the difference between our projected benefit obligation and the fair value of plan assets, as of such date.
(6)	Excludes liabilities associated with environmental matters as we are unable to reasonably estimate the ultimate amount or timing of settlement of such liabilities. Liabilities of $7.8 million, which represent our reserves for environmental compliance and remediation, were reflected in the Consolidated Balance Sheet as of March 31, 2015. See Note 12 of the Notes to Consolidated Financial Statements.
(7)	Excludes accrued loss and damage claims as we are unable to reasonably estimate the ultimate amount or timing of settlement of such claims. As of March 31, 2015, accrued loss and damage claims of $19.9 million, which represented the balance of our reserves for such liabilities, were reflected in the Consolidated Balance Sheet.
(8)	Excludes liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement of such positions. See Note 10 of the Notes to Consolidated Financial Statements.
(9)	Excludes potential liabilities associated with our guarantees on leases aggregating approximately $36.1 million as of March 31, 2015 of certain independent owner-operators and independent affiliates because we are unable to reasonably estimate our probable exposure to loss. See Note 13 of the Notes to Consolidated Financial Statements.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Capital lease obligations	$406	$516
ABL Facility	142,000	151,000
Term Loan	17,500	17,500
9.875% Second-Priority Senior Secured Notes, due 2018	170,000	180,000
Other Notes	2,080	2,966

Long-term debt, including current maturities	331,986	351,982
Discount on Notes	(611)	(687)

Total indebtedness (including capital lease obligations)	331,375	351,295
Less current maturities of long-term debt (including capital lease obligations)	(2,342)	(3,033)

Long-term debt, less current maturities (including capital lease obligations)	$329,033	$348,262

Debt Retirement

The following is a schedule of our indebtedness at March 31, 2015 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2015	2016	2017	2018	2019 and Thereafter	Total
Capital lease obligations	$224	$106	$76	$—	$—	$406
ABL Facility	—	—	—	142,000	—	142,000
Term Loan (1)	—	10,500	7,000	—	—	17,500
9.875% Second-Priority Senior Secured Notes, due 2018 (2)	—	—	—	170,000	—	170,000
Other Notes	1,814	266	—	—	—	2,080

Total	$2,038	$10,872	$7,076	$312,000	$—	$331,986

(1)	Assumes repayment of the principal amount of the Term Loan in equal quarterly amounts beginning the second quarter of 2016.
(2)	Amounts do not include the remaining unamortized original issue discount of $0.6 million related to the 2018 Notes.

The following is a schedule of our debt issuance costs (in thousands) as of March 31, 2015:

	December 31, 2014	Additional Debt Issuance Costs	2015 Amortization Expense	Write- off of Debt Issuance Costs	March 31, 2015
ABL Facility	$2,372	$—	$(169)	$—	$2,203
Term Loan	301	—	(24)	—	277
Amendment and Restatement of ABL Facility	1,895	150	(110)	—	1,935
9.875% Second-Priority Senior Secured Notes, due 2018	3,082	22	(150)	(134)	2,820

Total	$7,650	$172	$(453)	$(134)	$7,235

Amortization expense of deferred issuance costs was $0.5 million for the three months ending March 31, 2015 and $0.6 million for the three months ending March 31, 2014, respectively, and is included in interest expense. We are amortizing these costs over the term of the debt instruments.

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

Accounting Treatment for Amended and Restated ABL Facility and Term Loan

The amendment and restatement of the ABL Facility was treated as a debt modification in accordance with FASB guidance. Under applicable FASB guidance, we compared the product of the remaining term multiplied by the maximum borrowing capacity of our previous ABL Facility to the maximum borrowing capacity of the new arrangement on a creditor-by-creditor basis to determine the accounting treatment. For each creditor, if the borrowing capacity of the new arrangement is greater than or equal to the maximum borrowing capacity of the old arrangement, then the exchange of arrangements is classified as a modification, and, if not, the exchange is classified as an extinguishment in proportion to the percentage of the decrease. If the exchange is classified as a modification, then any unamortized debt issuance costs relating to our previous ABL Facility are allocated to the amended and restated ABL Facility and amortized over the term of the ABL Facility using the effective interest method. Furthermore, if the exchange is classified as an extinguishment, then any unamortized debt issuance costs relating to our previous ABL Facility would be written off in proportion to the decrease in maximum borrowing capacity of the amended and restated ABL Facility. Upon the amendment and restatement of the ABL Facility, the remaining unamortized debt issuance costs would be amortized over the term of the amended and restated ABL Facility. Additionally, we recorded $2.1 million of new debt issuance costs related to the amendment and restatement of the ABL Facility.

Revolving Credit Facility

Our ABL Facility provides for a revolving credit facility that had a maturity of August 2018 as of March 31, 2015. The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The ABL Facility is available for working capital needs and general corporate purposes, including permitted acquisitions. At March 31, 2015, we had $60.5 million of borrowing availability under the ABL Facility.

        Borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at March 31, 2015 was 1.00% for base rate borrowings and 2.00% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our aggregate borrowing base availability and our fixed charge coverage ratio as calculated under the ABL Facility exceed a target level. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.375%, depending on the average utilization of the ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding borrowings under the revolving credit facility of the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on borrowings under the revolving credit facility at March 31, 2015 was 2.2%.

The borrowing base for the ABL Facility consists of eligible accounts receivable, inventory, tractor and trailer equipment, real property and certain other equipment.

We recorded $6.7 million in debt issuance costs relating to the ABL Facility. We are amortizing the debt issuance costs over the remaining term of the ABL Facility. The November 2014 and September 2012 amendments to our ABL Facility were treated as debt modifications under FASB guidance.

Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility which was fully funded on July 15, 2013. Borrowings under the Term Loan bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at March 31, 2015 was 2.00% for base rate borrowings and 3.00% for LIBOR borrowings, with a potential step-down of 0.25% for future periods if a senior secured leverage ratio is met. Obligations under the Term Loan mature November 2017. Following the amendment and restatement of our Term Loan in November 2014, we are subject to mandatory repayment of the principal amount of the Term Loan in equal quarterly payments beginning no earlier than the 12-month anniversary of the amendment and restatement and no later than the 24-month anniversary of the amendment and restatement. As of March 31, 2015, we estimated that repayments would begin in the second quarter of 2016. We may voluntarily repay the outstanding amount under the Term Loan at any time without premium or penalty, other than customary “breakage” costs with respect to the LIBOR loans. As of March 31, 2015, the balance of the Term Loan was $17.5 million. The interest rate on borrowings under the Term Loan at March 31, 2015 was 3.2%.

We recorded $0.6 million in debt issuance costs relating to the Term Loan, and we are amortizing the debt issuance costs over the term of the Term Loan.

9.875% Second-Priority Senior Secured Notes Due 2018

On November 3, 2010, we issued $225.0 million aggregate principal amount of the 2018 Notes. With the proceeds of the issuance of the 2018 Notes, we repaid and redeemed certain of our previously outstanding notes and paid down a portion of our outstanding borrowings under the predecessor facility to the ABL Facility. We recorded $5.7 million in debt issuance costs relating to the 2018 Notes. We are amortizing these costs over the term of the 2018 Notes. Interest on the 2018 Notes is payable at a rate of 9.875% per annum, semiannually on May 1 and November 1 of each year. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its 100%-owned domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility, including the Term Loan, and obligations under certain hedging agreements, cash management obligations and certain other first-lien obligations.

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

On January 15, 2015, we redeemed another portion of the 2018 Notes in the aggregate principal amount of $10.0 million. The redemption price for these 2018 Notes equaled 100% of the aggregate principal amount of $10.0 million, plus accrued but unpaid interest up to the redemption date, plus a 4.9% premium of $0.5 million. In the first quarter of 2015, $0.2 million of unamortized debt issuance costs related to this redemption were written off.

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

The payment obligations under the ABL Facility, including the Term Loan, are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility, including the Term Loan, and obligations under certain hedging agreements, cash management obligations and certain other first-lien obligations. We were in compliance with the covenants under the ABL Facility, including the Term Loan and the 2018 Notes, at March 31, 2015.

Other Liabilities and Obligations

As of March 31, 2015, we had $23.3 million in outstanding letters of credit issued under the ABL Facility that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to support our claims paying capability. The letter of credit issued to our insurance administrator had a maximum draw amount of $19.0 million as of March 31, 2015. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $4.3 million of outstanding letters of credit as of March 31, 2015 relates to various other obligations.

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

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report and other documents that are publicly disseminated by us, contain or might contain forward-looking statements within the meaning of the Securities Act of 1933 (the “Securities Act”), the Securities Exchange Act of 1934 (the “Exchange Act”) and the private Securities Litigation Reform Act of 1995. All statements included in this report and in any subsequent filings made by us with the SEC, other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future, are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks and other factors discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Reports on Form 10-Q. These factors include:

•	the effect of local, national and international economic, credit, capital and labor market conditions on the economy in general, and on the particular industries in which we operate, including capacity challenges in the industry, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements;

•	our substantial leverage and our ability to make required payments and comply with restrictions contained in our debt arrangements or to otherwise generate sufficient cash from operations or borrowings under the senior secured credit facilities to fund our liquidity needs;

•	competition and rate fluctuations, including fluctuations in prices and demand for transportation services as well as for commodities such as natural gas and oil;

•	our reliance on independent affiliates and independent owner-operators;

•	reclassification of our independent contractors, such as our independent owner-operators, as a result of legislative, judicial or regulatory changes or for any other reason;

•	our ability to attract and retain qualified drivers;

•	our potential liability related to our financial support obligations for third-party equipment leasing programs;

•	the impact of changes in unconventional oil and gas (“UCO&G”) production, whether due to changes in oil and gas prices or other reasons, on demand for our energy logistics services;

•	our liability as a self-insurer to the extent of our deductibles or other self-insured expenses, as well as changing conditions and pricing in the insurance marketplace;

•	increased unionization, which could increase our operating costs or constrain operating flexibility;

•	changes in or our inability to comply with governmental regulations and legislative changes affecting the transportation industry generally or in the particular segments in which we operate;

•	federal and state legislative and regulatory initiatives, which could result in increased costs and additional operating restrictions upon us or our customers;

•	our costs and environmental liabilities from operations involving hazardous materials;

•	potential disruption at U.S. ports of entry;

•	diesel fuel prices and our ability to recover costs through fuel surcharges;

•	our ability to access and use our salt water disposal wells and other disposal sites and methods in our energy logistics business

•	terrorist attacks and the cost of complying with existing and future anti-terrorism security measures;

•	our dependence on senior management;

•	the potential loss of our ability to use net operating losses to offset future income;

•	potential future impairment charges;

•	our ability to realize benefits from prior and any future acquisitions;

•	adverse weather conditions;

•	disruptions of our information technology and communications systems;

•	changes in health insurance benefit regulations;

•	our liability for our proportionate share of unfunded vested benefit liabilities, particularly in the event of our withdrawal from any of our multi-employer pension plans;

•	the assumptions underlying our expectations of financial results in 2015; and

•	changes in planned or actual capital expenditures due to operating needs, changes in regulation, covenants in our debt arrangements and other expenses, including interest expenses.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the three months ended March 31, 2015, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the revolving credit facility of the ABL Facility, borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at QD LLC’s option, either a base rate or LIBOR. The applicable margin for borrowings at March 31, 2015 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our aggregate borrowing base availability and our fixed charge coverage ratio as calculated under the ABL Facility exceed a target level. The base rate under the ABL Facility is equal to the highest of the prime rate, the federal funds overnight rate plus .50%, and 30-day LIBOR plus 1.00%. With respect to the Term Loan, at March 31, 2015, the applicable margin for borrowings is 2.00% for base rate borrowings and 3.00% for LIBOR borrowings, with a potential step-down of 0.25% for future periods if a senior secured leverage ratio is met.

	Balance at March 31, 2015 ($ in 000s)	Interest Rate at March 31, 2015	Effect of 1% Increase ($ in 000s)
ABL Facility	$142,000	2.2%	$1,420
Term Loan	17,500	3.2%	175

Total	$159,500		$1,595

At March 31, 2015, a 1% increase in the current per annum interest rate would result in $1.6 million of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% increase in the rates under the ABL Facility and that the principal amount under both the revolving credit facility and the Term Loan is the amount outstanding as of March 31, 2015. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our option to elect the lowest of three different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 3.9% of our consolidated revenue for the three months ended March 31, 2015 and 4.2% of our consolidated revenue for the three months ended March 31, 2014. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ deficit. Our revenue results for the three months ended March 31, 2015 were negatively impacted by approximately $1.1 million with a corresponding positive impact on purchased transportation of approximately $0.9 million from foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first three months of 2015 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.1 million for the three months ended March 31, 2015, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at March 31, 2015, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. However, the future price and availability of diesel fuel is unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the three months ended March 31, 2015 and 2014, a majority of fuel costs were covered through fuel surcharges.

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

ITEM 4—Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and were effective as of March 31, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Other than reported in “Item 3—Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2014, “Note 20. Commitments and Contingencies” to our audited consolidated financial statements contained in such Form 10-K and “Note 12. Commitments and Contingencies” to our unaudited consolidated financial statements included in this report, we are not currently a party to any material pending legal proceedings other than routine matters incidental to our business, and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 1A—Risk Factors

You should carefully consider the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 included under Item 1A “Risk Factors” in addition to the other information set forth in this report. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table lists QDI’s share repurchases and deemed share repurchases during the three months ended March 31, 2015. On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). The Repurchase Program does not have an expiration date. Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. Subject to applicable laws, repurchases under the Repurchase Program may be made at such times and in such amounts as we deem appropriate and may be made pursuant to Rule 10b5-1. We are not obligated to purchase any shares under the Repurchase Program, and it can be discontinued at any time that we feel additional purchases are not warranted. As of March 31, 2015, we have repurchased approximately 1.2 million shares valued at $8.5 million under the Repurchase Program, with authority to repurchase an additional $6.5 million of shares. No shares were repurchased under the Repurchase Program during the three months ended March 31, 2015. However, shares were surrendered during the period by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards. These surrendered shares are reflected as shares purchased in the table below.

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands) (1)
January 2015	15,497	$10.41	—	$6,500
February 2015	2,651	$9.73	—	$6,500
March 2015	18,467	$10.44	—	$6,500

Total	36,615	$10.38	—	$6,500

(1)	Represents the amount remaining in the Repurchase Program as of the end of the period noted.
(2)	Represents shares that were surrendered during the three months ended March 31, 2015.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Mine Safety Disclosures

Not applicable.

ITEM 5—Other Information

None.

ITEM 6—Exhibits

Exhibit No.	Description

4.1	Third Supplemental Indenture to Indenture with respect to the 9.875% Second-Priority Senior Secured Notes due 2018, dated as of January 26, 2015, among QD Services, Inc., Quality Distribution, LLC, QD Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.2	Supplement No. 3, dated as of January 26, 2015, to the Collateral Agreement dated as of November 3, 2010, among Quality Distribution Inc., Quality Distribution, LLC, QD Capital Corporation, each subsidiary of QD LLC identified on Schedule I thereto and The Bank of New York Mellon Trust Company, N.A., as collateral agent.

10.1	Modification to Terms of Employment for Joseph J. Troy dated February 16, 2015 between Quality Distribution, Inc. and Joseph J. Troy. Incorporated herein by reference to Exhibit 10.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed February 18, 2015.

10.2	Modification to Terms of Employment for Melissa M. Ernst dated January 23, 2015 between Quality Distribution, Inc. and Melissa M. Ernst.

10.3	Supplement No. 3, dated as of January 26, 2015, to the Guarantee and Collateral Agreement, dated as of August 19, 2011, among Quality Distribution, Inc., Quality Distribution, LLC, each subsidiary of Quality Distribution, LLC identified on Schedule I thereto or otherwise identified therein as a party, and Bank of America, N.A., as administrative agent and collateral agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

May 8, 2015	/S/ GARY R. ENZOR
GARY R. ENZOR,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

May 8, 2015	/S/ JOSEPH J. TROY
JOSEPH J. TROY,
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)