Form 10-Q
period 2015-06-30
QUALITY DISTRIBUTION INC
filed 2015-08-07
CIK 922863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 3, 2015, the registrant had 28,095,706 shares of Common Stock, no par value, outstanding.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Consolidated Statements of Operations

Unaudited (In 000’s, Except Per Share Amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Transportation	$169,439	$184,331	$342,683	$353,857
Service revenue	35,127	34,113	69,206	66,300
Fuel surcharge	22,387	37,155	45,511	69,929

Total operating revenues	226,953	255,599	457,400	490,086

OPERATING EXPENSES:
Purchased transportation	151,936	173,685	304,692	331,304
Compensation	21,858	22,955	45,323	44,210
Fuel, supplies and maintenance	23,958	25,630	47,392	48,760
Depreciation and amortization	5,034	5,403	10,324	10,898
Selling and administrative	10,860	7,780	19,000	15,038
Insurance costs	5,388	4,713	10,682	10,984
Taxes and licenses	929	740	1,555	1,676
Communication and utilities	776	1,023	1,945	1,955
Gain on disposal of property and equipment	(1,534)	(1,202)	(2,206)	(1,713)

Total operating expenses	219,205	240,727	438,707	463,112

Operating income	7,748	14,872	18,693	26,974
Interest expense	6,059	7,282	12,641	14,646
Interest income	(120)	(121)	(240)	(245)
Gain on early extinguishment of debt	—	(4,217)	—	(4,217)
Write-off of debt issuance costs	—	—	166	—
Other (income) expense, net	(2,322)	(154)	(1,922)	3

Income before income taxes	4,131	12,082	8,048	16,787
Provision for income taxes	1,971	713	3,364	2,345

Net income	$2,160	$11,369	$4,684	$14,442

PER SHARE DATA:
Net income per common share
Basic	$0.08	$0.41	$0.17	$0.53

Diluted	$0.08	$0.41	$0.17	$0.52

Weighted-average number of shares
Basic	27,960	27,404	27,931	27,248

Diluted	28,380	27,911	28,298	27,809

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Unaudited (In 000’s)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$2,160	$11,369	$4,684	$14,442

Other comprehensive income:
Amortization of prior service costs and losses	376	316	753	632
Foreign currency translation adjustment	(76)	(90)	169	(33)

Total other comprehensive income	300	226	922	599

Comprehensive income	$2,460	$11,595	$5,606	$15,041

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Unaudited (In 000’s)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,123	$1,358
Accounts receivable, net	131,614	136,790
Prepaid expenses	12,171	14,118
Deferred tax asset, net	25,556	29,333
Other	10,750	10,374

Total current assets	183,214	191,973
Property and equipment, net	147,596	156,249
Assets held-for-sale	5,056	2,040
Goodwill	34,896	34,896
Intangibles, net	14,892	15,388
Non-current deferred tax asset, net	19,738	18,942
Other assets	7,594	8,295

Total assets	$412,986	$427,783

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of indebtedness	$4,744	$2,699
Current maturities of capital lease obligations	198	334
Accounts payable	8,782	12,955
Independent affiliates and independent owner-operators payable	19,637	15,110
Accrued expenses	33,497	32,617
Environmental liabilities	4,181	4,389
Accrued loss and damage claims	9,321	8,851

Total current liabilities	80,360	76,955
Long-term indebtedness, less current maturities	323,431	348,080
Capital lease obligations, less current maturities	122	182
Environmental liabilities	3,023	3,830
Accrued loss and damage claims	10,656	10,493
Other non-current liabilities	18,338	19,937

Total liabilities	435,930	459,477

Commitments and contingencies—Note 13
SHAREHOLDERS’ DEFICIT
Common stock, no par value; 49,000 shares authorized; 29,837 issued and 28,102 outstanding at June 30, 2015 and 29,725 issued and 28,027 outstanding at December 31, 2014	454,155	450,625
Treasury stock, 1,735 shares at June 30, 2015 and 1,698 shares at December 31, 2014	(12,246)	(11,860)
Accumulated deficit	(245,181)	(249,865)
Stock recapitalization	(189,589)	(189,589)
Accumulated other comprehensive loss	(30,083)	(31,005)

Total shareholders’ deficit	(22,944)	(31,694)

Total liabilities and shareholders’ deficit	$412,986	$427,783

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

For the Six Months Ended June 30, 2015 and 2014

Unaudited (In 000’s)

	Shares of Common Stock	Shares of Treasury Stock	Common Stock	Treasury Stock	Accumulated Deficit	Stock Recapitalization	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
Balance, December 31, 2013	28,779	(1,576)	$441,877	$(10,557)	$(270,505)	$(189,589)	$(27,477)	$(56,251)
Net income	—	—	—	—	14,442	—	—	14,442
Issuance of restricted stock	19	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(48)	—	(449)	—	—	—	(449)
Amortization of restricted stock	—	—	1,167	—	—	—	—	1,167
Amortization of stock options	—	—	535	—	—	—	—	535
Stock option exercises	785	—	4,406	—	—	—	—	4,406
Adjustment to pension obligation, net of tax	—	—	—	—	—	—	632	632
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(33)	(33)

Balance, June 30, 2014	29,583	(1,624)	$447,985	$(11,006)	$(256,063)	$(189,589)	$(26,878)	$(35,551)

Balance, December 31, 2014	29,725	(1,698)	$450,625	$(11,860)	$(249,865)	$(189,589)	$(31,005)	$(31,694)
Net income	—	—	—	—	4,684	—	—	4,684
Issuance of restricted stock	85	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	(37)	—	(386)	—	—	—	(386)
Amortization of restricted stock	—	—	2,967	—	—	—	—	2,967
Amortization of stock options	—	—	317	—	—	—	—	317
Stock option exercises	27	—	246	—	—	—	—	246
Adjustment to pension obligation, net of tax	—	—	—	—	—	—	753	753
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	169	169

Balance, June 30, 2015	29,837	(1,735)	$454,155	$(12,246)	$(245,181)	$(189,589)	$(30,083)	$(22,944)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited (In 000’s)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,684	$14,442
Adjustments to reconcile to net cash and cash equivalents provided by operating activities:
Deferred income tax expense	2,640	6,076
Depreciation and amortization	10,324	10,898
Bad debt expense (recoveries)	196	(35)
Gain on disposal of property and equipment	(2,206)	(1,713)
Gain on early extinguishment of debt	—	(4,217)
Write-off of deferred financing costs	134	—
Write-off of bond discount	32	—
Stock-based compensation	3,284	1,702
Amortization of deferred financing costs	906	1,184
Amortization of bond discount	85	99
Provision for (release of) deferred tax asset valuation allowance	341	(3,915)
Changes in assets and liabilities:
Accounts and other receivables	3,817	(26,835)
Prepaid expenses	1,899	1,844
Other assets	(546)	(1,756)
Accounts payable	420	784
Independent affiliates and independent owner-operators payable	4,527	7,356
Accrued expenses	983	(402)
Environmental liabilities	(1,015)	(407)
Accrued loss and damage claims	634	(1,252)
Other liabilities	(845)	(1,172)
Current income taxes	(334)	(193)

Net cash provided by operating activities	29,960	2,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,023)	(19,203)
Acquisition of businesses and assets	(1,041)	—
Acquisition of an independent affiliate’s assets	(5,140)	—
Proceeds from sales of property and equipment	27,478	12,021
Proceeds from insurance recoveries	3,000	—

Net cash used in investing activities	(726)	(7,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(11,705)	(17,102)
Principal payments on capital lease obligations	(196)	(460)
Proceeds from revolver	150,800	173,100
Payments on revolver	(161,800)	(155,200)
Payments on acquisition notes	—	(200)
Deferred financing costs	(221)	(4)
Change in bank overdraft	(4,593)	825
Proceeds from exercise of stock options	246	4,406

Net cash (used in) provided by financing activities	(27,469)	5,365

Net increase in cash and cash equivalents	1,765	671
Cash and cash equivalents, beginning of period	1,358	1,957

Cash and cash equivalents, end of period	$3,123	$2,628

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$11,599	$13,114

Income Taxes	630	539

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future period.

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

In May 2014, the FASB issued an accounting pronouncement related to revenue recognition, which amends the prior guidance and provides a single, comprehensive revenue recognition model for all contracts with customers. Principles apply to the measurement of revenue and timing of its recognition. The new standard requires entities to recognize revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration at which the entity expects to be entitled to in exchange for those goods or services. This pronouncement was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB implemented a one-year deferral of the effective date but will permit companies to adopt one year earlier which is the original effective date. The Company is currently evaluating the impact of this pronouncement.

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

Acquisitions and Dispositions

On April 10, 2015, we acquired certain operating assets of one of our independent affiliates for a purchase price of $5.2 million which was allocated to property and equipment.

On November 7, 2014, we acquired certain portions of the business and certain operating assets of one of our independent affiliates for a purchase price of $6.5 million. Of the total $6.5 million, we allocated $4.9 million to property and equipment and $1.6 million to goodwill. The business acquired from this independent affiliate consisted of four terminals within the energy logistics segment. Concurrent with the purchase, these four terminals were transitioned to other existing independent affiliates.

2. Proposed Merger

On May 6, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gruden Acquisition, Inc., a Delaware corporation (“Parent”) and Gruden Merger Sub, Inc., a Florida corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), providing for, among other things, the acquisition of the Company by Parent. Parent and Merger Sub were formed by funds affiliated with Apax Partners L.P. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. In the Merger, each outstanding share of our common stock, other than shares owned by the Company or Parent, will be converted into the right to receive $16.00 in cash, without interest and less any applicable withholding taxes.

The closing of the Merger is subject to customary closing conditions, including approval and adoption of the Merger Agreement by the affirmative vote of a majority of the votes entitled to be cast by the holders of our common stock and the absence of any governmental order preventing the completion of the Merger. In addition, the parties’ obligations to complete the Merger are subject to other conditions including the accuracy of the representations and warranties of the other party subject to the standards set forth in the Merger Agreement, compliance by the other party with its covenants in all material respects, and the absence of a material adverse effect on the Company since the date of the Merger Agreement.

The Merger Agreement contains certain termination rights for both the Company and Parent, including if the Merger is not completed on or before November 6, 2015, or if the requisite approval of our shareholders is not obtained. The Merger Agreement also provides that, upon termination of the Merger Agreement under certain circumstances, including termination of the Merger Agreement by Parent as a result of a change of recommendation by the Company’s board of directors or a termination by the Company to accept a superior proposal, the Company will be required to pay Parent a termination fee of (i) $8.2 million if such termination occurs in respect of a superior proposal from certain parties or (ii) in all other circumstances where the Company is obligated to pay a termination fee, $16.7 million. In addition, upon termination of the Merger Agreement by the Company or Parent under specified circumstances, the Company will be required to reimburse Parent and its affiliates for transaction expenses up to $3.0 million. Upon termination of the Merger Agreement by the Company under specified circumstances, Parent will be required to pay the Company a termination fee of $32.0 million.

The Merger Agreement includes restrictions on the conduct of the Company’s business prior to the completion of the Merger, generally requiring the Company to conduct its business in the ordinary course in all material respects and imposing more specific limits on the Company absent Parent’s written consent.

During the six months ended June 30, 2015 in connection with the Merger, the Company has incurred approximately $2.9 million of transaction and merger-related expenses (legal, advisory and other related fees), which are reported in the Consolidated Statements of Operations under “Selling and administrative.”

3. Variable Interest Entities

At June 30, 2015 and December 31, 2014, we have a variable interest in one variable interest entity (“VIE”), for which we are not the primary beneficiary. We have concluded, based on our qualitative consideration of our contracts with the VIE, the operating structure of the VIE and our role with the VIE, that we do not have the power to direct the activities that most significantly impact their economic performance. Therefore, we are not required to consolidate the operations of this VIE.

This VIE is an independent affiliate that is directly engaged in the dry bulk and chemical transportation business through the management of trucking terminals in the North East region of the U.S. We are involved with this VIE as a non-controlling interest. Our maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to our recorded loans receivable which aggregated approximately $3.9 million at June 30, 2015 and December 31, 2014. These loans are secured by second-priority liens on certain assets of the VIE.

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

Fair Value Measurements on a Nonrecurring Basis

The fair value of our long-term indebtedness is based on Level 2 quoted market prices. As of June 30, 2015, the carrying value and fair value are as follows (in thousands):

	Carrying Value	Fair Value
9.875% Second-Priority Senior Secured Notes due 2018 (“2018 Notes”)	$170,000	$177,650

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

Refer to Note 5. Goodwill and Intangible Assets for information regarding the fair value of these assets.

5. Goodwill and Intangible Assets

Goodwill

Under the FASB guidance, goodwill and intangible assets are subject to an annual impairment test as well as impairment assessments of certain triggering events. We evaluate goodwill for impairment by determining the fair value based on criteria in the FASB guidance for each reporting unit. Our reporting units contain goodwill and other identifiable intangible assets as a result of previous business acquisitions. Our annual impairment test is performed during the second quarter with a measurement date of June 30. For each of our reporting units, we conducted our analysis under the revised goodwill impairment rules in which we qualitatively assessed whether it was more likely than not that the respective fair value of these reporting units was less than the carrying amount. We considered various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events and events affecting the reporting units that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. We also considered the specific future outlook for the reporting units based on our most recent forecasts. We determined that impairment was not likely in any of our reporting units and thus we were not required to perform a quantitative analysis. In addition, there were no indicators that a triggering event in any of our reporting units had occurred through any subsequent quarter end through June 30, 2015.

Goodwill within our reporting units is as follows (in thousands):

	June 30, 2015	December 31, 2014
Intermodal	$31,410	$31,410
Energy Logistics	1,941	1,941
Chemical Logistics	1,545	1,545

Total	$34,896	$34,896

Intangible Assets

Our intangible assets include a tradename, customer relationships and non-compete agreements. We performed our annual impairment test in the second quarter of fiscal 2015 with a measurement date of June 30 for the indefinite-lived intangible assets related to a tradename in the intermodal reporting unit. We conducted our analysis under the revised intangibles – goodwill and other impairment rules. We determined that impairment of the indefinite-lived assets was not likely and thus we were not required to perform a quantitative analysis. In addition, there were no indicators that a triggering event in our intermodal reporting unit had occurred as of the quarter ending June 30, 2015.

The Company tests definite-lived intangible assets for impairment when certain triggering events or circumstances indicate that their carrying value may be impaired. Triggering events are assessed on an intangible by intangible basis and, if identified, the specific asset or assets are valued and compared to their carrying value. If the carrying value exceeds the projected discounted cash flows attributed to the indefinite-lived intangible assets, the carrying value is no longer considered recoverable and the Company will record an impairment charge. The non-compete agreements are continually monitored to ensure they remain in full force and effect. The customer relationships are valued using the income approach, specifically the excess earnings method. There were no indicators that a triggering event had occurred as of the quarter ending June 30, 2015.

Intangible assets at June 30, 2015 are as follows (in thousands):

	Gross Book Value	2015 Additions (1)	Accumulated Amortization	Net Book Value	Average Lives (in years)
Tradename—Intermodal	$7,400	$—	$—	$7,400	Indefinite
Customer relationships—Intermodal, Energy Logistics and Chemical Logistics	14,928	250	(8,204)	6,974	10-12
Non-compete agreements—Intermodal and Energy Logistics	1,620	—	(1,102)	518	3-6

	$23,948	$250	$(9,306)	$14,892

(1)	Additions relate to an asset purchase.

Of the net book value of intangibles of approximately $14.9 million at June 30, 2015, $13.5 million was allocated to our intermodal reporting unit, $0.8 million was allocated to our chemical logistics reporting unit and $0.6 million was allocated to our energy logistics reporting unit.

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

Amortization expense for the three months ended June 30, 2015 and 2014 was $0.3 million in both periods. Amortization expense for the six months ended June 30, 2015 and 2014 was $0.7 million in both periods. Estimated amortization expense for intangible assets is as follows (in thousands):

2015 remaining	$753
2016	1,505
2017	1,429
2018	1,310
2019	1,280
2020 and thereafter	1,215

Total	$7,492

6. Income Per Share

A reconciliation of the numerators and denominators of the basic and diluted income per share computations follows (in thousands, except per share amounts):

	Three months ended
	June 30, 2015			June 30, 2014
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:	$2,160	27,960	$0.08	$11,369	27,404	$0.41
Effect of dilutive securities:
Stock options	—	296	—	—	396	—
Unvested restricted stock	—	54	—	—	83	—
Unvested restricted stock units	—	70	—	—	28	—

Diluted income available to common shareholders:	$2,160	28,380	$0.08	$11,369	27,911	$0.41

	Six months ended
	June 30, 2015			June 30, 2014
	Net income (numerator)	Shares (denominator)	Per-share amount	Net income (numerator)	Shares (denominator)	Per-share amount
Basic income available to common shareholders:	$4,684	27,931	$0.17	$14,442	27,248	$0.53
Effect of dilutive securities:
Stock options	—	259	—	—	419	—
Unvested restricted stock	—	68	—	—	121	—
Unvested restricted stock units	—	40	—	—	21	—

Diluted income available to common shareholders:	$4,684	28,298	$0.17	$14,442	27,809	$0.52

The effects of our stock options, restricted stock units and restricted stock which represent the shares shown in the table above are included in the computation of diluted earnings per share for each year.

The following securities were not included in the calculation of diluted income per share because such inclusion would be anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock options	736	869	773	845
Unvested restricted stock units	229	537	259	545
Unvested restricted stock	81	123	67	85

7. Stock-Based Compensation

As of June 30, 2015, we maintain one active stock-based incentive plan, the Quality Distribution, Inc. 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), under which stock options, restricted shares, restricted share units and other types of equity and cash incentive awards may be granted to employees, non-employee directors and service providers. The 2012 Equity Incentive Plan became effective May 30, 2012 upon receipt of shareholder approval and expires May 30, 2022.

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

The following table summarizes unrecognized stock-based compensation and the weighted average period over which such stock-based compensation is expected to be recognized as of June 30, 2015 (in thousands):

		Remaining years
Restricted stock and restricted stock units	$7,383	1.7
Stock options	621	1.2

	$8,004

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

We use a December 31st measurement date for both of our plans.

The components of net periodic pension cost are estimated as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$41	$41	$83	$83
Interest cost	457	503	914	1,006
Amortization of prior service cost	23	23	47	47
Amortization of loss	353	293	706	585
Expected return on plan assets	(655)	(642)	(1,310)	(1,284)

Net periodic pension cost	$219	$218	$440	$437

We contributed $1.3 million to our pension plans during the six months ended June 30, 2015. We expect to contribute an additional $1.7 million during the remainder of 2015.

Multi-employer pension plans

At June 30, 2015, we contributed to three separate multi-employer pension plans for employees under collective bargaining agreements. These agreements cover approximately 3.6% of our total workforce, including our independent affiliates’ employees and independent owner-operators providing service to us. These multi-employer pension plans provide defined benefits to retired participants. We do not directly or indirectly manage any of these multi-employer pension plans. Trustees, half of whom are appointed by the International Brotherhood of Teamsters (the “Teamsters”) and half of whom various contributing employers appoint, manage the trusts covering these plans. Our collective bargaining agreements with the Teamsters determine the amounts of our ongoing contributions to these plans.

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

9. Accumulated Other Comprehensive Loss

The components and changes to accumulated other comprehensive loss (“AOCL”) as of June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign currency translation
Beginning balance	$(586)	$(1,004)	$(831)	$(1,061)
Net (loss) gain on foreign currency translation, net of tax	(76)	(90)	169	(33)

Ending balance	$(662)	$(1,094)	$(662)	$(1,094)

Pension benefits
Beginning balance	$(29,797)	$(26,100)	$(30,174)	$(26,416)
Amortization of prior service cost (1)	23	23	47	47
Amortization of loss (1)	353	293	706	585

Ending balance	$(29,421)	$(25,784)	$(29,421)	$(25,784)

Total AOCL ending balance	$(30,083)	$(26,878)	$(30,083)	$(26,878)

(1)	Prior service cost and actuarial loss are included as part of the Company’s net periodic pension cost. Refer to Note 8.

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

Summarized segment data and a reconciliation to income before income taxes for the three and six months ended June 30 follow (in thousands):

	Three Months Ended June 30, 2015
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$121,936	$26,768	$20,735	$—	$169,439
Service revenue	17,931	1,812	14,968	416	35,127
Fuel surcharge	19,408	26	2,953	—	22,387

Total operating revenues	159,275	28,606	38,656	416	226,953

Segment operating income (loss)	19,271	817	6,058	(14,898)	11,248
Depreciation and amortization	2,351	1,879	772	32	5,034
(Gain) loss on disposal of property and equipment	(1,549)	329	(330)	16	(1,534)

Operating income (loss)	18,469	(1,391)	5,616	(14,946)	7,748

Interest expense	64	18	20	5,957	6,059
Interest income	(120)	—	—	—	(120)
Other income	(89)	—	—	(2,233)	(2,322)

Income (loss) before income taxes	$18,614	$(1,409)	$5,596	$(18,670)	$4,131

	Three Months Ended June 30, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$123,572	$40,378	$20,381	$—	$184,331
Service revenue	17,812	2,127	13,801	373	34,113
Fuel surcharge	30,282	1,485	5,388	—	37,155

Total operating revenues	171,666	43,990	39,570	373	255,599

Segment operating income (loss)	20,797	2,710	6,600	(11,034)	19,073
Depreciation and amortization	2,425	2,052	836	90	5,403
Gain on disposal of property and equipment	(1,069)	(114)	(19)	—	(1,202)

Operating income (loss)	19,441	772	5,783	(11,124)	14,872

Interest expense	90	222	13	6,957	7,282
Interest income	(116)	(5)	—	—	(121)
Other income	(154)	—	—	(4,217)	(4,371)

Income (loss) before income taxes	$19,621	$555	$5,770	$(13,864)	$12,082

	Six Months Ended June 30, 2015
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$243,866	$57,374	$41,443	$—	$342,683
Service revenue	35,300	4,064	29,291	551	69,206
Fuel surcharge	38,918	147	6,446	—	45,511

Total operating revenues	318,084	61,585	77,180	551	457,400

Segment operating income (loss)	41,003	1,953	11,584	(27,729)	26,811
Depreciation and amortization	4,603	4,044	1,612	65	10,324
(Gain) loss on disposal of property and equipment	(2,486)	587	(323)	16	(2,206)

Operating income (loss)	38,886	(2,678)	10,295	(27,810)	18,693

Interest expense	149	64	43	12,385	12,641
Interest income	(240)	—	—	—	(240)
Other expense (income)	311	—	—	(2,067)	(1,756)

Income (loss) before income taxes	$38,666	$(2,742)	$10,252	$(38,128)	$8,048

	Six Months Ended June 30, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$238,195	$76,327	$39,335	$—	$353,857
Service revenue	34,955	4,073	26,775	497	66,300
Fuel surcharge	57,334	2,515	10,080	—	69,929

Total operating revenues	330,484	82,915	76,190	497	490,086

Segment operating income (loss)	39,428	5,446	12,672	(21,387)	36,159
Depreciation and amortization	4,872	4,185	1,654	187	10,898
(Gain) loss on disposal of property and equipment	(2,017)	323	(19)	—	(1,713)

Operating income (loss)	36,573	938	11,037	(21,574)	26,974

Interest expense	257	500	26	13,863	14,646
Interest income	(234)	(11)	—	—	(245)
Other expense (income)	3	—	—	(4,217)	(4,214)

Income (loss) before income taxes	$36,547	$449	$11,011	$(31,220)	$16,787

11. Income Taxes

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

For the six months ended June 30, 2015, the net change to our total gross unrecognized tax benefit was an increase of less than $0.1 million. Our total gross unrecognized tax benefit at June 30, 2015 was $2.0 million. This represents the total of our unrecognized tax benefits (not including interest and penalties).

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0.3 million (net of federal benefit) accrued for interest and $0.2 million accrued for penalties at December 31, 2014. The total amount accrued for interest and penalties at June 30, 2015 was $0.5 million.

We are subject to the income tax jurisdiction of the U.S., Canada and Mexico, as well as multiple state jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for the years before 2011, to international examinations for years before 2010 and, with few exceptions, to state examinations before 2010.

The effective tax rates for the six months ended June 30, 2015 and 2014 were 41.8% and 14.0%, respectively. The effective tax rate for the six months ended June 30, 2015 differed from our statutory rate primarily due to an increase in our foreign tax credit valuation allowance offset by a favorable tax credit adjustment. The effective tax rate for the same period in 2014 differed from our statutory rate primarily due to the release of the foreign tax credit valuation allowance of $3.9 million and a favorable state tax adjustment.

12. Share Repurchase Program

On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). The Repurchase Program does not have an expiration date. Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. We are not obligated to purchase any shares under the Repurchase Program, and it can be discontinued at any time that we feel additional purchases are not warranted. In addition, the Merger Agreement restricts repurchases of our stock while the Merger is pending. Prior to entering into the Merger Agreement, we repurchased approximately 1.2 million shares valued at $8.5 million under the Repurchase Program, with authority to repurchase an additional $6.5 million of shares.

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

Reserves

Our policy is to accrue remediation expenses when it is probable that such efforts will be required and the related expenses can be reasonably estimated. Estimates of costs for future environmental compliance and remediation may be impacted by such factors as changes in environmental laws and regulatory requirements, the availability and application of technology, the identification of currently unknown potential remediation sites and the allocation of costs among the potentially responsible parties under the applicable statutes. Our reserves for environmental compliance and remediation are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account the reserves described below, should not be material to our business or financial condition. As of June 30, 2015 and December 31, 2014, we had reserves in the amount of approximately $7.2 million and $8.2 million, respectively, for all environmental matters, of which the most significant are presented and discussed below.

	Number of Sites		Reserves (in millions)
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Multi-party sites	16	17	$1.1	$1.7
Sole party major sites:
Bridgeport, New Jersey	1	1	4.2	4.4
William Dick, Pennsylvania	1	1	0.2	0.3
Other Properties	7	7	1.7	1.8

Total	25	26	$7.2	$8.2

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

Property Contamination Liabilities

We have been named as (or are alleged to be) a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and similar state laws at approximately 25 sites at June 30, 2015.

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

At 1 of the 16 sites, we are one of approximately 70 companies party to a May 2007 Administrative Order on Consent (“AOC”) with the U.S. Environmental Protection Agency (“USEPA”) to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the lower seventeen-mile stretch of the Passaic River, known as the Lower Passaic River Study Area. The RI/FS was submitted to the USEPA in the second quarter of 2015. Sampling results indicate that the primary contaminants of concern in the river are dioxin, mercury and PCBs. Separately, in April 2014, USEPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for an interim remedy of the lower eight miles of the Lower Passaic River Study Area. The USEPA’s preferred plan in the FFS would involve dredging the river bank to bank and installing an engineered cap. The USEPA accepted public comments on the FFS through August 20, 2014, and the comment period has closed. The AOC for the RI/FS does not obligate us to fund or perform any remedial action contemplated by the FFS or any permanent remedy that may be recommended in the RI/FS. There are many uncertainties associated with the final cost and allocation of potential liability for any remedial actions on the river, and the Company cannot reliably estimate its portion, if any, of the final costs for this matter at this time. We have found no evidence that the Company’s operations at this location contributed any contaminants of concern to the river, and the Company believes that the evidence developed so far indicates that companies other than ours are responsible for substantially all of the remediation that may be ultimately required. We have set reserves for only our share of the costs of the RI/FS and a small dredging and capping project at River Mile 10 performed by the 70 companies that has now been completed, except for operations and maintenance of less than $0.1 million. The Company will vigorously defend itself in this matter.

We have estimated future expenditures for these 16 multi-party environmental matters to be in the range of $1.1 million to $3.8 million. As of June 30, 2015, we have reserved $1.1 million.

Sole Party Major Sites

At 9 of the 25 sites, we are alleged to be the only responsible party and are in the process of conducting investigations and/or remediation projects. Six of these projects relate to operations conducted by CLC and its subsidiaries prior to our acquisition of CLC in 1998. These six sites are: (1) Bridgeport, New Jersey; (2) William Dick, Pennsylvania; (3) Tonawanda, New York; (4) Scary Creek, West Virginia; (5) Charleston, West Virginia; and (6) East Rutherford, New Jersey. The remaining three sites relate to investigations and potential remediation that were triggered by the New Jersey Industrial Site Recovery Act (“ISRA”), which requires such investigations and remediation following the sale of industrial facilities. Each of the six CLC sites is discussed in more detail below. We have estimated future expenditures for these 9 properties to be in the range of $6.1 million to $16.7 million. As of June 30, 2015, we have reserved $6.1 million.

Bridgeport, New Jersey

QDI is required under the terms of three federal consent decrees to perform remediation work at this operating truck terminal and tank wash site. CLC entered into consent orders with USEPA in 1991 to treat groundwater, in 1998 to remove contamination in the wetlands, and in 2010 to assess and remediate contaminated soils at the site.

The groundwater treatment remedy negotiated with USEPA required us to construct a treatment facility for in-place treatment of groundwater contamination and a local discharge which was completed in early 2007. After various start-up issues, the treatment facility began long-term operations in July 2011 and is in the operations and maintenance phase. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. Based on the second annual groundwater report, contamination was not completely delineated at the site and a limited number of additional monitoring wells were installed during 2014. The additional monitoring results appeared to indicate that the groundwater contamination at the site has now been completely delineated, and no further monitoring wells are expected to be required. Wetlands contamination has been remediated with localized restoration completed. Monitoring of the restored wetlands is required by USEPA and is on-going. USEPA has requested additional monitoring through 2017. In regard to contaminated soils, USEPA finalized the feasibility study and issued a record of decision in 2009 for the limited areas that show contamination and warrant additional investigation or work. We entered into a consent order with USEPA in 2010 to perform the remediation work, which consists primarily of in-place thermal treatment. In late 2012, USEPA concluded that our additional required site investigation work for delineation purposes was complete. We then finished the 100% design report for the thermal treatment of contaminated soils. The final design also includes limited groundwater extraction with treatment through the existing plant. Comments from USEPA on the 100% thermal design report have been received and substantially addressed. A Design Addendum has been submitted to address the additional limited groundwater extraction and treatment needed. The construction site activity phase for the thermal remediation has been completed with the installation of the thermal wells, and the above ground treatment units. The project is now entering the thermal operations work phase. We have estimated aggregate expenditures for the Bridgeport location to be in the range of $4.2 million to $8.5 million. As of June 30, 2015, we have reserved $4.2 million.

William Dick, Pennsylvania

CLC entered into a consent order with the Pennsylvania Department of Environmental Protection and USEPA in 1995 to provide a replacement water supply to area residents, treat contaminated groundwater, and perform remediation of contaminated soils at this former wastewater disposal site. The replacement water supply is complete. We completed construction of an interim remedy that consisted of a groundwater treatment facility with local discharge in 2007 and the treatment facility began full-time operations in 2010. The plant appears to be performing in accordance with its design criteria and meeting permit requirements. In order to negotiate a final long-term groundwater remedy with USEPA, a feasibility study work plan was submitted to the Agency and approved. Work is proceeding. The planned soil treatment work was completed in 2007, but test results indicated that soil clean-up objectives were not fully achieved in certain areas of both the shallow and deep soil subzones. The fieldwork for this additional limited soil remediation consisting of targeted chemical treatment of the two soil subzones was completed in 2014. USEPA issued a letter on September 30, 2014 stating that the construction phase of the remedy is complete and the remedy is operating as intended. This concludes the remedial action work for the soils operable unit in accordance with the approved remedial design. We have estimated aggregate expenditures for the William Dick location to be in the range of $0.2 million to $3.4 million. As of June 30, 2015, we have reserved $0.2 million.

Other Properties

Tonawanda, New York: CLC entered into a consent order with the New York Department of Environmental Conservation (“NYSDEC”) in 1999 obligating it to perform soil and groundwater remediation at this former truck terminal and tank wash site. The state issued a record of decision in 2006. The remedial design work plan was approved by the NYSDEC. The remedial action phase began in March 2015 with mobilization and injections to enhance anaerobic biological activities in the targeted zones within the former lagoon area. Soil excavation of two additional areas at the site including disposal of the contaminated soils and backfilling was completed in the second quarter of 2015.

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

Charleston, West Virginia: CLC completed its remediation plan for a former drum disposal area in 1995 at this truck terminal and tank wash site under the terms of a state hazardous waste permit. Supplemental groundwater monitoring was also required and completed. In 2012, we entered into the state’s voluntary clean-up program which requires us to perform additional sampling to close the site. The sampling work phase that was negotiated with the State of West Virginia has been completed at the site, and a report was submitted to the West Virginia Department of Environmental Protection (“WVDEP”) in which we requested confirmation from the WVDEP that no additional sampling work was necessary. WVDEP concurred and approved the Site Assessment Report in July 2014. A Risk Assessment Report was then prepared, as requested, and submitted to WVDEP for review and approval on September 30, 2014. WVDEP responded with several comments to the Risk Assessment Report and requested the submission of a revised Risk Assessment Report addressing their comments. WVDEP also requested that a Remedial Action Work Plan be submitted for their review and approval. It is anticipated that institutional controls (deed notices) will be the remedial solution for the site rather than any more active remediation.

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

We have estimated aggregate future expenditures for Tonawanda, Scary Creek, Charleston, East Rutherford and ISRA New Jersey to be in the range of $1.7 million to $4.8 million. As of June 30, 2015, we have reserved $1.7 million.

Other Legal Matters

Delman v. Quality Distribution, Inc., et al.

On June 17, 2015, a putative class action lawsuit entitled Delman v. Quality Distribution, Inc., et al. (“Delman action”) was filed in the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County, Florida (the “Court”). The Delman action names as defendants the Company, our board of directors, Gruden Acquisition, Inc. (“Parent”), Gruden Merger Sub, Inc. (“Merger Sub”), Apax Partners LLP (“Apax”), and certain funds advised by Apax (“Apax Investors”). The action was brought individually and on behalf of a putative class of the Company’s shareholders, and alleges that the members of our board of directors breached their fiduciary duties in connection with the proposed acquisition of the Company by Parent, depriving the Company’s shareholders of the full and fair value of their ownership interest in the Company. The action further alleges that the Company has failed to inform the Company’s shareholders of material facts regarding the proposed transaction, and additionally alleges that Apax, Parent, Merger Sub and the Apax Investors aided and abetted the alleged breaches by our board of directors. The Delman action seeks equitable relief, including, among other things, to enjoin consummation of the transaction, as well as compensatory and/or recissory damages, and an award of all costs, including attorneys’ fees and other expenses.

The parties to the Delman action have agreed to a settlement-in-principle, and are in the process of negotiating a stipulation of settlement to be filed with the Court. The settlement remains subject to Court approval.

Alfred T. Giuliano, Chapter 7 Trustee for TransVantage Solutions, Inc., et al.

On April 13, 2015, a lawsuit captioned Alfred T. Giuliano, Chapter 7 Trustee for TransVantage Solutions, Inc., et al., v. Quality Carriers, Inc. (the “Action”) was filed in the U.S. Bankruptcy Court for the District of New Jersey against the Company, related to the bankruptcy matter In re TransVantage Solutions, Inc., et al., Case No. 13-19753. In the Action, the trustee of the consolidated estates of TransVantage Solutions, Inc., TransVantage Transportation, Inc. and TransVantage Forwarding, Inc. (collectively, “TransVantage”) seeks to recover $14.6 million from the Company by alleging that payments made by TransVantage, a payment servicing provider, to the Company are avoidable under applicable law in connection with the bankruptcy proceeding. While loss is possible in this matter, the amount of any losses due to the Action is not reasonably estimable due to the recent commencement of this case, and no accrual has been established for the Action as of June 30, 2015. The Company will vigorously defend itself in this matter.

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no other such routine litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other Matters

On March 9, 2015, the tank wash building at our Newark, New Jersey intermodal terminal experienced an explosion and subsequent fire. This incident resulted in several lost days of revenue from the terminal and significant damage to our tank wash facility, but the remaining physical property within our terminal was not significantly affected by the explosion and fire. Our tank wash revenues have been significantly impacted at this terminal and we are incurring substantial financial costs for this interruption of business. Several federal agencies and the New Jersey Department of Environmental Protection have issued notices of violation in connection with chemicals stored in the area of the explosion and fire, which may result in civil penalties being assessed against the Company. We do not believe these penalties would be material and we will vigorously defend these notices. We believe we have adequate property and business interruption insurance to offset the majority of any adverse financial impacts from this event, and have received cash advances from our insurance carrier. During the three months ended March 31, 2015, we wrote down the remaining balance of our tank wash facility and related assets of approximately $3.5 million. We recorded a corresponding receivable of $3.5 million for anticipated insurance proceeds up to the amount of this estimated loss. These adjustments were both recorded as offsetting non-cash impairment charges/credits within our consolidated statements of operations and consolidated statements of cash flows. As of June 30, 2015, we have received $3.0 million of cash advances from our insurance carrier. In addition, we have established a $1.0 million workers’ compensation reserve equal to the amount of the deductible under our insurance policy for possible claims related to this event but no other reserve as of June 30, 2015. As of June 30, 2015, we are unable to reasonably estimate the range of potential loss due to the recent occurrence of this incident.

14. Guarantees

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

Our estimated aggregate maximum exposure under these lease guarantees was approximately $37.7 million as of June 30, 2015, which represents the total amount of the remaining lease payments on all outstanding guaranteed leases as of that date. However, upon a default, we are likely to, and have contractual rights to, take actions to reduce or recoup our expenditures, including purchasing the tractor and reselling it to recover all or a portion of the amounts paid, or facilitating an arrangement between the third-party vendor and another independent owner-operator or independent affiliate to assume the lease. In addition, up to 50% of any realized losses related to independent owner-operators managed by independent affiliates could be recouped from those independent affiliates pursuant to agreements with those independent affiliates. Therefore, we believe our potential exposure is substantially less than $37.7 million and would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. We did not incur any material levels of default under these leases during the six months ended June 30, 2015.

15. Guarantor Subsidiaries

At and during the six months ended June 30, 2015, there were outstanding 2018 Notes that were issued by our subsidiaries, QD LLC and QD Capital. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries as further described below.

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

The following condensed consolidating financial information for QDI, QD LLC and QD Capital, which has no material assets or operations, non-guarantor subsidiaries and combined guarantor subsidiaries presents:

•	Condensed consolidating balance sheets at June 30, 2015 and December 31, 2014 and condensed consolidating statements of operations for the three and six-month periods ended June 30, 2015 and 2014, respectively, and the condensed consolidating statements of cash flows for each of the six-month periods ended June 30, 2015 and 2014.

•	Elimination entries necessary to consolidate the parent company and all its subsidiaries.

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income

Three Months Ended June 30, 2015

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$169,439	$—	$—	$169,439
Service revenue	—	—	35,098	29	—	35,127
Fuel surcharge	—	—	22,387	—	—	22,387

Total operating revenues	—	—	226,924	29	—	226,953

Operating expenses:
Purchased transportation	—	—	151,936	—	—	151,936
Compensation	—	—	21,858	—	—	21,858
Fuel, supplies and maintenance	—	—	23,960	(2)	—	23,958
Depreciation and amortization	—	—	5,034	—	—	5,034
Selling and administrative	2,419	7	8,397	37	—	10,860
Insurance costs	—	—	5,289	99	—	5,388
Taxes and licenses	—	—	869	60	—	929
Communication and utilities	—	—	776	—	—	776
Gain on disposal of property and equipment	—	—	(1,534)	—	—	(1,534)

Operating (loss) income	(2,419)	(7)	10,339	(165)	—	7,748
Interest expense (income), non-related party, net	—	5,954	(15)	—	—	5,939
Interest (income) expense, related party, net	—	(5,954)	5,954		—	—
Other expense (income)	5	—	(2,180)	(147)	—	(2,322)

(Loss) income before income taxes	(2,424)	(7)	6,580	(18)	—	4,131
(Benefit from) provision for income taxes	(1,188)	—	3,159	—	—	1,971
Equity in earnings of subsidiaries	3,396	3,403	—	—	(6,799)	—

Net income (loss)	$2,160	$3,396	$3,421	$(18)	$(6,799)	$2,160

Total other comprehensive income (loss), net of tax	300	300	376	(76)	(600)	300

Comprehensive income (loss)	$2,460	$3,696	$3,797	$(94)	$(7,399)	$2,460

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income

Six Months Ended June 30, 2015

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$342,683	$—	$—	$342,683
Service revenue	—	—	69,146	60	—	69,206
Fuel surcharge	—	—	45,511	—	—	45,511

Total operating revenues	—	—	457,340	60	—	457,400

Operating expenses:
Purchased transportation	—	—	304,692	—	—	304,692
Compensation	—	—	45,323	—	—	45,323
Fuel, supplies and maintenance	—	—	47,396	(4)	—	47,392
Depreciation and amortization	—	—	10,324	—	—	10,324
Selling and administrative	2,915	35	15,997	53	—	19,000
Insurance costs	—	—	10,578	104	—	10,682
Taxes and licenses	—	—	1,483	72	—	1,555
Communication and utilities	—	—	1,945	—	—	1,945
Gain on disposal of property and equipment	—	—	(2,206)	—	—	(2,206)

Operating (loss) income	(2,915)	(35)	21,808	(165)	—	18,693
Interest expense, non-related party, net	—	12,377	24	—	—	12,401
Interest (income) expense, related party, net	—	(12,377)	12,377	—	—	—
Write-off of debt issuance costs	—	166	—	—	—	166
Other expense (income)	5	—	(2,025)	98	—	(1,922)

(Loss) income before income taxes	(2,920)	(201)	11,432	(263)	—	8,048
(Benefit from) provision for income taxes	(1,247)	—	4,643	(32)	—	3,364
Equity in earnings of subsidiaries	6,357	6,558	—	—	(12,915)	—

Net income (loss)	$4,684	$6,357	$6,789	$(231)	$(12,915)	$4,684

Total other comprehensive income, net of tax	922	922	753	169	(1,844)	922

Comprehensive income (loss)	$5,606	$7,279	$7,542	$(62)	$(14,759)	$5,606

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

and Statements of Comprehensive Income

Six Months Ended June 30, 2014

Unaudited—(In 000’s)

	QDI	QD LLC & QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Transportation	$—	$—	$353,857	$—	$—	$353,857
Service revenue	—	—	66,276	24	—	66,300
Fuel surcharge	—	—	69,929	—	—	69,929

Total operating revenues	—	—	490,062	24	—	490,086

Operating expenses:
Purchased transportation	—	—	331,300	4	—	331,304
Compensation	—	—	44,210	—	—	44,210
Fuel, supplies and maintenance	—	—	48,758	2	—	48,760
Depreciation and amortization	—	—	10,898	—	—	10,898
Selling and administrative	—	62	14,964	12	—	15,038
Insurance costs	—	—	10,968	16	—	10,984
Taxes and licenses	—	—	1,676	—	—	1,676
Communication and utilities	—	—	1,955	—	—	1,955
Gain on disposal of property and equipment	—	—	(1,713)	—	—	(1,713)

Operating (loss) income	—	(62)	27,046	(10)	—	26,974
Interest expense, non-related party, net	—	13,850	551	—	—	14,401
Interest (income) expense, related party, net	—	(13,850)	14,018	(168)	—	—
Gain on early extinguishment of debt	—	—	(4,217)	—	—	(4,217)
Other expense (income)	2	—	3	(2)	—	3

(Loss) income before income taxes	(2)	(62)	16,691	160	—	16,787
(Benefit from) provision for income taxes	(253)	—	2,671	(73)	—	2,345
Equity in earnings of subsidiaries	14,191	14,253	—	—	(28,444)	—

Net income	$14,442	$14,191	$14,020	$233	$(28,444)	$14,442

Total other comprehensive income (loss), net of tax	599	599	632	(33)	(1,198)	599

Comprehensive income	$15,041	$14,790	$14,652	$200	$(29,642)	$15,041

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

June 30, 2015

Unaudited—(In 000’s)

(Continued)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—	$2,922	$201	$—	$3,123
Accounts receivable, net	—	—	131,609	5	—	131,614
Prepaid expenses	—	8	12,129	34	—	12,171
Deferred tax asset, net	—	—	25,556	—	—	25,556
Intercompany	—	—	489,645	100	(489,745)	—
Other current assets	108	—	10,616	26	—	10,750

Total current assets	108	8	672,477	366	(489,745)	183,214
Property and equipment, net	—	—	147,596	—	—	147,596
Assets held-for-sale	—	—	5,056	—	—	5,056
Goodwill	—	—	34,896	—	—	34,896
Intangibles, net	—	—	14,892	—	—	14,892
Non-current deferred tax asset, net	(455)	—	20,193	—	—	19,738
Investment in subsidiaries	(99,934)	347,357	—	—	(247,423)	—
Intercompany	160,071	203,061	195,388	6,630	(565,150)	—
Other assets	—	6,829	765	—	—	7,594

Total assets	$59,790	$557,255	$1,091,263	$6,996	$(1,302,318)	$412,986

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Current maturities of indebtedness	$—	$3,500	$1,244	$—	$—	$4,744
Current maturities of capital lease obligations	—	—	198	—	—	198
Accounts payable	—	—	8,782	—	—	8,782
Intercompany	82,204	—	407,541	—	(489,745)	—
Independent affiliates and independent owner-operators payable	—	—	19,637	—	—	19,637
Accrued expenses	530	3,326	29,630	11	—	33,497
Environmental liabilities	—	—	4,181	—	—	4,181
Accrued loss and damage claims	—	—	9,321	—	—	9,321

Total current liabilities	82,734	6,826	480,534	11	(489,745)	80,360
Long-term indebtedness, less current maturities	—	323,431	—	—	—	323,431
Capital lease obligations, less current maturities	—	—	122	—	—	122
Environmental liabilities	—	—	3,023	—	—	3,023
Accrued loss and damage claims	—	—	10,656	—	—	10,656
Intercompany	—	326,932	237,893	325	(565,150)	—
Other non-current liabilities	—	—	18,338	—	—	18,338

Total liabilities	82,734	657,189	750,566	336	(1,054,895)	435,930
Shareholders’ (deficit) equity:
Common stock	454,155	354,963	390,784	3,735	(749,482)	454,155
Treasury stock	(12,246)	—	—	—	—	(12,246)
Accumulated (deficit) retained earnings	(245,181)	(235,697)	(21,035)	3,539	253,193	(245,181)
Stock recapitalization	(189,589)	(189,589)	—	(55)	189,644	(189,589)
Accumulated other comprehensive loss	(30,083)	(29,611)	(29,052)	(559)	59,222	(30,083)

Total shareholders’ (deficit) equity	(22,944)	(99,934)	340,697	6,660	(247,423)	(22,944)

Total liabilities and shareholders’ (deficit) equity	$59,790	$557,255	$1,091,263	$6,996	$(1,302,318)	$412,986

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

QUALITY DISTRIBUTION, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2015

Unaudited—(In 000’s)

	QDI	QD LLC and QD Capital	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$4,684	$6,357	$6,789	$(231)	$(12,915)	$4,684
Adjustments for non-cash charges	(4,320)	(17,778)	24,919	—	12,915	15,736
Net changes in assets and liabilities	1,704	684	7,206	(54)	—	9,540
Intercompany activity	(2,068)	10,737	(9,018)	349	—	—

Net cash provided by operating activities	—	—	29,896	64	—	29,960

Cash flows from investing activities:
Capital expenditures	—	—	(25,023)	—	—	(25,023)
Acquisition of businesses and assets	—	—	(1,041)	—	—	(1,041)
Acquisition of an independent affiliate’s assets	—	—	(5,140)	—	—	(5,140)
Proceeds from sales of property and equipment	—	—	27,478	—	—	27,478
Proceeds from insurance recoveries	—		3,000	—	—	3,000

Net cash used in investing activities	—	—	(726)	—	—	(726)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	—	(10,000)	(1,901)	—	—	(11,901)
Proceeds from revolver	—	150,800	—	—	—	150,800
Payments on revolver	—	(161,800)	—	—	—	(161,800)
Deferred financing costs	—	(221)	—	—	—	(221)
Proceeds from exercise of stock options	246	—	—	—	—	246
Other	—	—	(4,593)	—	—	(4,593)
Intercompany activity	(246)	21,221	(20,975)	—	—	—

Net cash used in financing activities	—	—	(27,469)	—	—	(27,469)

Net increase in cash and cash equivalents	—	—	1,701	64	—	1,765
Cash and cash equivalents, beginning of period	—	—	1,221	137	—	1,358

Cash and cash equivalents, end of period	$—	$—	$2,922	$201	$—	$3,123

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

OVERVIEW

We operate the largest chemical bulk tank truck network in North America and are also the largest provider of intermodal ISO tank container and depot services in North America. We also provide logistics services to the unconventional oil and gas (“UCO&G”) market. We operate an asset-light business model and service customers across North America through our network of 96 terminals servicing the chemical market, 15 terminals servicing the energy market and 9 ISO tank depot services terminals (intermodal) servicing the chemical and other bulk liquid markets.

Proposed Merger

On May 6, 2015, we announced that we had entered into the Merger Agreement for the Merger with entities held by funds advised by Apax Partners, a global private equity firm. The Merger is subject to customary closing conditions, including obtaining the approval of the holders of a majority of the total outstanding shares of our common stock. A special meeting of shareholders has been called for August 17, 2015 to consider the approval and adoption of the Merger Agreement and related matters. We have incurred and will continue to incur substantial expenses in connection with the intended completion of the Merger.

Chemical Logistics

We coordinate the transport of a broad range of chemical products and provide our customers with logistics and other value-added services. Through our North American network, we are a core carrier for most of the major companies engaged in chemical processing. We believe the diversity of our customer base, geography and end-markets provide a competitive advantage.

The bulk tank truck market in North America includes all products shipped by bulk tank truck carriers and consists mainly of liquid and dry bulk chemicals (including plastics) and bulk dry and liquid food-grade products. Based on industry sources, we estimate that the highly fragmented North American for-hire segment of the bulk tank transport market generated revenues of approximately $7.7 billion in 2014. We specifically operate in the for-hire chemical and food grade bulk transport market (which we estimate at $4.8 billion in 2014). We believe we have the leading market share (estimated at 14.0% in 2014) in this sector based on revenues. In 2014, we announced the addition to our network of six new terminals operated by independent affiliates, as well as a bulk rail intermodal service. In the first quarter of 2015, we announced the addition of another new terminal operated by an independent affiliate. We believe being a larger carrier facilitates customer service and lane density, and provides a more favorable cost structure. As such, we believe we are well-positioned to expand our business by increasing our market share.

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

Boasso operates in the intermodal ISO tank container transportation and depot services market, which we believe was approximately a $1.2 to $1.6 billion market in 2014. The intermodal ISO tank container business generally provides services that facilitate the global movement of liquid and dry bulk chemicals, pharmaceuticals and food grade products.

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

During 2013 and 2014, we affiliated certain company-operated terminals with independent affiliates and entered into new independent affiliate relationships as we implemented our planned affiliation of this business. On February 1, 2015, we affiliated our Eagle Ford shale disposal water business.

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

Our energy logistics business is primarily involved in fluid management and logistics in the upstream segment of the energy industry, through its services in connection with the establishment and servicing of production wells, and the midstream segment of the energy industry in connection with the transportation of crude oil. We are currently prioritizing increasing our transportation of crude oil and produced water, which we refer to as post-production activities, over the transportation of fresh water and flowback water, which we refer to as production activities. We believe that our focus on post-production activities will lessen our reliance on production and drilling-related activities which are more volatile. We believe the market for services such as those provided by our energy logistics business was approximately $10.0 billion in 2014. The industry is made up of providers that include independent national or regional trucking and logistics companies such as QCER, trucking and logistics companies owned by or dedicated to large oil and gas companies, and local providers focused on one or more particular shales. Demand for our services is driven by the number of active and producing wells, which impacts the transportation of crude oil and produced water, as well as the level of new drilling activity, which influences the transportation of fresh water and flowback water. Demand is also driven by market prices for oil and gas, which influence the exploration and production activities of our customers, the prices they are willing to pay for our services and the shales in which they operate. We expect regulation of this industry to increase over time but believe that the scope of our operations and our experience with regulation in our chemical logistics business may provide us with an advantage over our competitors.

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

We believe our use of independent affiliates and independent owner-operators provides us with the following benefits:

•	Locally owned and operated independent affiliate terminals can provide superior, tailored customer service.

•	Independent affiliates and independent owner-operators generally are paid a fixed, contractual percentage of revenue collected on each load they transport, creating a variable cost structure that mitigates against cyclical downturns.

•	Reliance on independent affiliates and independent owner-operators creates an asset-light business model that generally reduces our capital investment.

At present, our businesses rely upon independent affiliates and independent owner-operators to varying degrees. Our chemical logistics business operates primarily through independent affiliate terminals located throughout the continental United States and independent owner-operator drivers. During 2014, we announced the addition to our network of six new terminals operated by independent affiliates, and in the first quarter of 2015, we announced the addition of another new terminal operated by an independent affiliate. Our intermodal business relies solely on company terminals located near ports in the eastern half of the United States and primarily independent owner-operator drivers. Our energy logistics business increasingly relies upon independent affiliate terminals, which affects the overall mix of our asset-light business. We expect to add independent affiliates and independent owner-operators over the long term. As of February 1, 2015, we affiliated our Eagle Ford shale disposal water business which continued our goal of reducing capital investment needs while improving return on invested capital. Active driver recruiting and retention actions continued during the 2015 period.

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

RESULTS OF OPERATIONS

The following table presents certain condensed consolidated financial information, as a percentage of revenue, for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Transportation	74.7%	72.2%	75.0%	72.2%
Service revenue	15.4	13.3	15.1	13.5
Fuel surcharge	9.9	14.5	9.9	14.3

Total operating revenues	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Purchased transportation	66.9	68.0	66.6	67.6
Compensation	9.6	9.0	9.9	9.0
Fuel, supplies and maintenance	10.6	10.0	10.4	9.9
Depreciation and amortization	2.2	2.1	2.3	2.2
Selling and administrative	4.8	3.0	4.2	3.1
Insurance costs	2.4	1.8	2.3	2.2
Taxes and licenses	0.4	0.3	0.3	0.3
Communication and utilities	0.2	0.4	0.4	0.4
Gain on disposal of property and equipment	-0.7	-0.5	-0.5	-0.3

Total operating expenses	96.4	94.1	95.9	94.4

Operating income	3.6	5.9	4.1	5.6

Interest expense	2.7	2.8	2.8	3.0
Interest income	-0.1	0.0	-0.1	0.0
Gain on early extinguishment of debt	0.0	-1.6	0.0	-0.9
Other (income) expense, net	-1.0	-0.1	-0.4	0.0

Income before income taxes	2.0	4.8	1.8	3.5
Provision for income taxes	0.9	0.3	0.9	0.5

Net income	1.1%	4.5%	0.9%	3.0%

The following table shows the approximate number of terminals, drivers, tractors, trailers, chassis and energy logistics equipment that we manage (including independent affiliates and independent owner-operators) as of June 30:

	2015	2014
Terminals (1)	120	119
Drivers	3,388	3,586
Tractors	3195	3,155
Trailers	5,789	5,531
Chassis (2)	2,673	1,889
Energy logistics equipment (3)	1,018	1,242

(1)	See the following table for terminals by segment.
(2)	Includes chassis operated in both our intermodal and chemical logistics segments.
(3)	Includes tractors, trailers and service equipment.

Our network of terminals and facilities consisted of the following as of June 30:

	2015 Terminals	2014 Terminals
Chemical logistics independent affiliate trucking terminals	92	90
Chemical logistics company-operated trucking terminals	4	4
Energy logistics independent affiliate energy terminals	13	14
Energy logistics company-operated energy terminals	2	2
Intermodal container services terminals/depots	9	9

Total	120	119

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

For the quarter ended June 30, 2015, total revenues were $227.0 million, a decrease of $28.6 million, or 11.2%, from revenues of $255.6 million for the same period in 2014. Transportation revenue decreased by $14.9 million, or 8.1%, primarily due to a decrease of $13.6 million in our energy logistics transportation revenue due to reduced drilling activity in certain of our shale regions partially offset by increased oil hauling activity in other shale regions. We had a decrease of $1.6 million in our chemical logistics business resulting primarily from lower volumes, offset in part by new terminals established in 2014. We had an increase of $0.3 million in our intermodal business due to stronger customer activity driving higher trucking volumes.

Service revenue increased $1.0 million, or 3.0%, primarily due to higher intermodal service revenue of $1.2 million resulting from higher depot services revenue and a $0.1 million increase in our chemical logistics service revenue, partially offset by a decrease in our energy logistics business of $0.3 million.

Fuel surcharge revenue decreased $14.7 million, or 39.7%, due to lower fuel prices in each of our business segments and lower trucking volumes in our energy logistics and chemical logistics businesses. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers and certain energy logistics customers. Most of these programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs is included in purchased transportation.

Purchased transportation decreased $21.7 million, or 12.5%, due to a decrease of $12.6 million related to servicing our chemical logistics business, a decrease of $8.0 million related to servicing our energy logistics business and a decrease of $1.1 million related to servicing our intermodal business. The majority of the decreases resulted from lower revenues in our energy logistics and chemical businesses and lower fuel costs. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased slightly to 79.2% for the current quarter versus 78.4% for the prior-year quarter. Our independent affiliates generated 91.8% of our chemical logistics transportation revenue and fuel surcharge revenue for the three months ended June 30, 2015 compared to 93.2% for the comparable prior-year period. During 2014 and the quarter ended June 30, 2015, we generally paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue. Certain independent affiliates could earn and have earned an even greater percentage of chemical logistics transportation revenue due to Company-provided growth incentive programs.

During the three months ended June 30, 2015 and 2014, company-operated terminals generated approximately 47% of energy logistics revenue, and independent affiliate-operated terminals and third-party carriers generated approximately 53%. We generally pay independent affiliates, independent owner-operators and third-party carriers between 70% and 90% of energy logistics transportation revenue depending on the type of product hauled and their type of association with the Company.

Compensation expense decreased $1.1 million, or 4.8%, due primarily to reduced driver compensation from the affiliation of our company operations in Jourdanton, Texas offset in part by higher corporate expenses from performance-based incentive compensation programs.

Fuel, supplies and maintenance decreased $1.7 million, or 6.5%, due primarily to a reduction in fuel costs of $2.0 million, lower wastewater disposal costs of $1.0 million and a decrease in maintenance and other terminal costs of $0.6 million offset by an increase in equipment rent expense of $1.9 million.

Depreciation and amortization expense decreased $0.4 million, or 6.8%, due to sales of unutilized revenue equipment.

Selling and administrative expense increased $3.1 million, or 39.6%, primarily due to an increase in professional fees mostly due to the recent announcement of our proposed Merger and an increase in driver recruiting and retention costs.

Insurance costs increased $0.7 million, or 14.3%, primarily due to an increase in the severity of claims. As a percentage of revenue, insurance costs were within the Company’s target range of 2% to 3% of total revenue in both periods.

For the quarter ended June 30, 2015, we recognized a net gain on disposal of revenue equipment of $1.5 million. For the quarter ended June 30, 2014, we recognized a net gain on disposal of revenue equipment of $1.2 million.

For the quarters ended June 30, 2015 and 2014, operating income was $7.7 million and $14.9 million, respectively.

Interest expense decreased $1.2 million, or 16.8%, in the quarter ended June 30, 2015, primarily due to the redemptions of a portion of our high cost 2018 Notes during the third quarter of 2014 and the first quarter of 2015, and the full extinguishment of our Acquisition Notes in the second quarter of 2014.

For the quarter ended June 30, 2014, we recognized a gain on early extinguishment of debt of $4.2 million, resulting from the full extinguishment of our Acquisition Notes at a discount.

Other income increased $2.2 million, or more than 100.0%, primarily due to the return of cash collateral from a prior insurance policy.

The provision for income taxes was $2.0 million for the quarter ended June 30, 2015, compared to a provision for income taxes of $0.7 million for the same period in 2014. The effective tax rates for the quarter ended June 30, 2015 and 2014 were 47.7% and 5.9%, respectively. The effective tax rate for the current quarter differed from our statutory rate primarily due to an increase of the foreign tax credit valuation allowance of $0.3 million. The effective tax rate for the same period in 2014 differed from our statutory rate primarily due to the release of the foreign tax credit valuation allowance of $3.9 million.

For the quarter ended June 30, 2015, we had net income of $2.2 million compared to net income of $11.4 million for the same period in 2014 as a result of the above-mentioned items.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

For the six months ended June 30, 2015, total revenues were $457.4 million, a decrease of $32.7 million, or 6.7%, from revenues of $490.1 million for the same period in 2014. Transportation revenue decreased $11.2 million, or 3.2%, primarily due to a decrease of $19.0 million in our energy logistics business due to reduced drilling activity in certain of our shale regions partially offset by increased oil hauling activity in other shale regions. We had an increase of $5.7 million in our chemical logistics business resulting primarily from new terminals established in 2014 as well as increased pricing. We had an increase of $2.1 million in our intermodal business due to stronger demand for ISO container shipments.

Service revenue increased $2.9 million, or 4.4%, primarily due to an increase in our intermodal service revenue of $2.5 million and a $0.3 million increase in our chemical logistics service revenue.

Fuel surcharge revenue decreased $24.4 million, or 34.9%, due to lower fuel prices in each of our business segments. We have fuel surcharge programs in place with the majority of our chemical logistics and intermodal customers and certain energy logistics customers. Most of these programs typically involve a specified computation based on the changes in fuel prices. As a result, some of these programs have a short time lag between when fuel prices change and when this change is reflected in revenues. It is not meaningful to compare the amount of fuel surcharge revenue or the change in fuel surcharge revenue between reporting periods to fuel expense, or the change in fuel expense between periods, as a significant portion of fuel costs are included in purchased transportation.

Purchased transportation decreased $26.6 million, or 8.0%, due primarily to a decrease of $16.2 million related to servicing our chemical logistics business, a decrease of $9.5 million in costs related to servicing our energy logistics market and a decrease of $0.9 million in costs related to servicing our intermodal business. The majority of the decreases resulted from lower volumes in our energy logistics business and lower fuel costs. Total purchased transportation as a percentage of transportation revenue and fuel surcharge revenue increased to 78.5% for the six months ended June 30, 2015 versus 78.2% for the same period in 2014. Our independent affiliates generated 91.9% of our chemical logistics revenue and fuel surcharge revenue for the six months ended June 30, 2015 compared to 93.0% for the comparable prior-year period. During the 2015 and 2014 periods, we paid our independent affiliates approximately 85% of chemical logistics transportation revenue and paid independent owner-operators approximately 65% of chemical logistics transportation revenue. Certain independent affiliates could earn an even greater percentage of chemical logistics transportation revenue during the 2015 period and in the future due to company-provided growth incentive programs.

During the six months ended June 30, 2015 and 2014, company-operated terminals generated approximately 46% and 47%, respectively, of energy logistics revenue, and independent affiliate-operated terminals and third-party carriers generated approximately 54% and 53%, respectively. We typically pay independent affiliates, independent owner-operators and third-party carriers between 70% and 90% depending on their type of association with the Company.

Compensation expense increased $1.1 million, or 2.5%, due primarily to higher corporate expenses from performance-based incentive compensation programs.

Fuel, supplies and maintenance decreased $1.4 million, or 2.8%, due primarily to a decrease in fuel costs of $3.6 million and a reduction in wastewater disposal costs of $1.7 million partially offset by an increase in equipment rent expense of $3.4 million and an increase in maintenance and other terminal costs of $0.5 million.

Depreciation and amortization expense decreased $0.6 million, or 5.3%, due to sales of unutilized revenue equipment.

Selling and administrative expenses increased $4.0 million, or 26.3%, primarily due to an increase in professional fees mostly due to the recent announcement of our proposed Merger and an increase in driver recruiting and retention costs.

For the six months ended June 30, 2015, we recognized a net gain on the disposal of revenue equipment of $2.2 million. For the six months ended June 30, 2014, we recognized a net gain on the disposal of revenue equipment of $1.7 million.

For the six months ended June 30, 2015, operating income was $18.7 million compared to operating income of $27.0 million for the same period in 2014.

Interest expense decreased $2.0 million, or 13.7%, in the six months ended June 30, 2015, primarily due to the redemptions of a portion of our high cost 2018 Notes during the third quarter of 2014 and the first quarter of 2015, and the full extinguishment of our Acquisition Notes in the second quarter of 2014.

For the six months ended June 30, 2014, we recognized a gain on early extinguishment of debt of $4.2 million, resulting from the full extinguishment of our Acquisition Notes at a discount.

Other income increased $1.9 million, or more than 100.0%, primarily due to the return of cash collateral from a prior insurance policy.

The provision for income taxes was $3.4 million for the six months ended June 30, 2015, compared to a provision for income taxes of $2.3 million for the same period in 2014. The effective tax rates for the six months ended June 30, 2015 and 2014 were 41.8%

and 14.0%, respectively. The effective tax rate for the six months ended June 30, 2015 differed from our statutory rate primarily due to an increase in our foreign tax credit valuation allowance offset by a favorable tax credit adjustment. The effective tax rate for the same period in 2014 differed from our statutory rate primarily due to the release of the foreign tax credit valuation allowance of $3.9 million and a favorable state tax adjustment.

For the six months ended June 30, 2015, we had net income of $4.7 million compared to net income of $14.4 million for the same period in 2014 as a result of the above-mentioned items.

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

Summarized segment operating results for the periods below are as follows (in thousands):

	Three Months Ended June 30, 2015
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$121,936	$26,768	$20,735	$—	$169,439
Service revenue	17,931	1,812	14,968	416	35,127
Fuel surcharge	19,408	26	2,953	—	22,387

Total operating revenue	159,275	28,606	38,656	416	226,953

Segment revenue % of total revenue	70.2%	12.6%	17.0%	0.2%	100.0%
Segment operating income (loss)	19,271	817	6,058	(14,898)	11,248

	Three Months Ended June 30, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$123,572	$40,378	$20,381	$—	$184,331
Service revenue	17,812	2,127	13,801	373	34,113
Fuel surcharge	30,282	1,485	5,388	—	37,155

Total operating revenue	171,666	43,990	39,570	373	255,599

Segment revenue % of total revenue	67.2%	17.2%	15.5%	0.1%	100.0%
Segment operating income (loss)	20,797	2,710	6,600	(11,034)	19,073

	2015 vs 2014	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Segment operating revenues	$ change	$(12,391)	$(15,384)	$(914)	$43	$(28,646)
	% change	(7.2)%	(35.0)%	(2.3)%	11.5%	(11.2)%
Segment operating revenues (excluding fuel surcharge)	$ change	$(1,517)	$(13,925)	$1,521	$43	$(13,878)
	% change	(1.1)%	(32.8)%	4.4%	11.5%	(6.4)%
Segment operating income (loss)	$ change	$(1,526)	$(1,893)	$(542)	$(3,864)	$(7,825)
	% change	(7.3)%	(69.9)%	(8.2)%	(35.0)%	(41.0)%

	Six Months Ended June 30, 2015
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$243,866	$57,374	$41,443	$—	$342,683
Service revenue	35,300	4,064	29,291	551	69,206
Fuel surcharge	38,918	147	6,446	—	45,511

Total operating revenue	318,084	61,585	77,180	551	457,400

Segment revenue % of total revenue	69.5%	13.5%	16.9%	0.1%	100.0%
Segment operating income (loss)	41,003	1,953	11,584	(27,729)	26,811

	Six Months Ended June 30, 2014
	Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Operating Revenues:
Transportation	$238,195	$76,327	$39,335	$—	$353,857
Service revenue	34,955	4,073	26,775	497	66,300
Fuel surcharge	57,334	2,515	10,080	—	69,929

Total operating revenue	330,484	82,915	76,190	497	490,086

Segment revenue % of total revenue	67.4%	16.9%	15.6%	0.1%	100.0%
Segment operating income (loss)	39,428	5,446	12,672	(21,387)	36,159

	2015 vs 2014		Chemical Logistics	Energy Logistics	Intermodal	Shared Services	Total
Segment operating revenues	$	change	$(12,400)	$(21,330)	$990	$54	$(32,686)
	%	change	(3.8)%	(25.7)%	1.3%	10.9%	(6.7)%
Segment operating revenues (excluding fuel surcharge)	$	change	$6,016	$(18,962)	$4,624	$54	$(8,268)
	%	change	2.2%	(23.6)%	7.0%	10.9%	(2.0)%
Segment operating income (loss)	$	change	$1,575	$(3,493)	$(1,088)	$(6,342)	$(9,348)
	%	change	4.0%	(64.1)%	(8.6)%	(29.7)%	(25.9)%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating revenue:

Chemical Logistics— revenues decreased $12.4 million, or 7.2%, for the quarter ended June 30, 2015 compared to the same period for 2014, primarily due to a $10.9 million decrease in fuel surcharge revenue due to lower fuel prices. Transportation revenue was lower by $1.6 million resulting from lower volumes, partially offset by new terminal locations and increased pricing. Service revenue increased by $0.1 million.

Energy Logistics—revenues decreased $15.4 million, or 35.0%, for the quarter ended June 30, 2015 due to lower transportation revenue of $13.6 million. This decline was primarily due to the Company’s decision to exit the underperforming Woodford and Niobrara shale markets, and lower revenues from the Eagle Ford shale. These declines were partially offset by increases in oil hauling volume in the Bakken shale region, and stronger activity in the Marcellus and Utica shale regions. Fuel surcharge revenue decreased $1.5 million due to reduced fuel prices, and service revenue decreased $0.3 million primarily due to lower rental revenue from closed terminals.

Intermodal —revenues decreased $0.9 million, or 2.3%, for the quarter ended June 30, 2015, primarily due to a decrease in fuel surcharge revenue of $2.4 million from lower fuel prices offset in part by increases in transportation revenue of $0.3 million resulting from strong customer activity driving higher trucking volumes. Other service revenue increased $1.2 million due to increased depot services revenue driven by higher transportation revenue.

Segment operating income:

Chemical Logistics—operating income decreased $1.5 million, or 7.3%, for the quarter ended June 30, 2015. This decline was driven primarily by start-up costs for the intermodal initiative and lower net equipment rental income resulting from asset sales to independent affiliates, partially offset by increased pricing.

Energy Logistics—operating income decreased $1.9 million, or 69.9%, for the quarter ended June 30, 2015, primarily due to costs associated with transitioning the company-operated Jourdanton, Texas terminal to an independent affiliate, partially offset by strong profit conversion at the Company’s Bakken terminal and the elimination of low margin business in the Woodford and Niobrara shale markets.

Intermodal —operating income decreased $0.5 million, or 8.2%, for the quarter ended June 30, 2015, due in part to the explosion at our Newark, New Jersey tank wash facility in March 2015, as mentioned above. This reduction was partially offset by profit from stronger trucking volumes and storage and handling activity.

Shared Services—net expenses increased $3.9 million, or 35.0%, for the quarter ended June 30, 2015, due primarily to elevated legal fees mostly related to our proposed Merger, increased expenses from performance-based incentive compensation, and driver recruiting and retention efforts.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating revenue:

Chemical Logistics—revenues decreased $12.4 million, or 3.8%, for the six months ended June 30, 2015 compared to the same period for 2014 primarily due to a decrease in fuel surcharge revenue of $18.4 million, partially offset by an increase in transportation revenue of $5.7 million. Higher transportation revenue resulted from increased prices and benefits from a business acquired by an independent affiliate in late March 2014, and new terminal locations established in 2014. In addition, service revenue increased $0.3 million.

Energy Logistics—revenues decreased $21.3 million, or 25.7%, for the six months ended June 30, 2015 primarily due to lower transportation revenues of $19.0 million. This decline was primarily due to the Company’s decision to exit the underperforming Woodford and Niobrara shale markets, adverse weather conditions and lower revenues from the Eagle Ford shale. These declines were partially offset by increases in oil hauling volume in the Bakken shale region, and stronger activity in the Marcellus and Utica shale regions. Fuel surcharge revenue decreased $2.4 million due to lower activity with certain customers who had fuel surcharge programs.

Intermodal—revenues increased $1.0 million, or 1.3%, for the six months ended June 30, 2015 compared to the same period in 2014 due to increases in transportation revenue of $2.1 million, resulting from higher trucking volumes offset by a decrease in fuel surcharge revenue of $3.6 million. Other service revenue increased $2.5 million due to higher depot services revenue at other locations. Demand for ISO container shipments continues to be favorable.

On March 9, 2015, the tank wash building at our Newark, New Jersey intermodal terminal experienced an explosion and subsequent fire. This incident resulted in several lost days of revenue from the terminal and significant damage to our tank wash facility, but the remaining physical property within our terminal was not significantly affected by the explosion and fire. Our tank wash revenues have been significantly impacted at this terminal, and we are incurring substantial financial costs for this interruption of business. We believe we have adequate property and business interruption insurance to offset the majority of any adverse financial impacts from this event. As of June 30, 2015, we have received $3.0 million of cash advances from our insurance carrier. In addition, we have established a $1.0 million workers’ compensation reserve equal to the amount of the deductible under our insurance policy for possible claims related to this event but no other reserve as of June 30, 2015.

Operating income:

Chemical Logistics—operating income increased $1.6 million, or 4.0%, for the six months ended June 30, 2015 compared to the same period in 2014, primarily due to new terminal locations established in 2014, offset in part by incentives provided to an independent affiliate that acquired a business in late March 2014. The first quarter of 2014 was impacted by adverse weather conditions. Insurance costs were also higher in 2014.

Energy Logistics—operating income decreased $3.5 million, or 64.1%, for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to incentives provided to terminals which converted from company-operated to independent affiliate-operated in 2014 and adverse weather conditions, partially offset by lower operating costs and better asset efficiency in certain shales.

Intermodal —operating income decreased $1.1 million, or 8.6%, for the six months ended June 30, 2015 compared to the same period in 2014 due primarily to the explosion at our Newark, New Jersey tank wash facility in March 2015, as mentioned above.

Shared Services—net expenses increased $6.3 million, or 29.7%, for the quarter ended June 30, 2015 compared to the same period in 2014 due primarily to elevated legal fees mostly related to our proposed Merger, increased expenses from performance-based incentive compensation, and driver recruiting and retention efforts.

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

Independent affiliates and independent owner-operators typically supply their own tractors, which reduces our capital investment requirements. For the six months ending June 30, 2015, capital expenditures were approximately $25.0 million and proceeds from sales of property and equipment were approximately $27.5 million. We generally expect our sustaining capital expenditures, net of proceeds from property and equipment sales, to be approximately 1% to 2% of operating segment revenues annually. Some of our independent affiliates who are engaged with us in the chemical logistics or energy logistics markets may at times purchase some portion of this equipment from us. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses or other factors.

Debt service currently consists of required interest payments on the outstanding balance of our ABL Facility, our Term Loan and our 2018 Notes. In addition, mandatory principal payments under the Term Loan could begin as early as the fourth quarter of 2015. We have no major debt maturities prior to August 2018, when our ABL Facility is presently set to mature. Our Board of Directors has approved a share repurchase program for up to $15.0 million in shares of our common stock, of which $6.5 million remained available at June 30, 2015. The Merger Agreement restricts repurchases of our stock while the Merger is pending. Separately, we have a long-term goal to reduce our leverage, lower the outstanding amount of our indebtedness and reduce our interest expense. Any future repurchases, redemptions, restructuring or refinancing may materially impact our liquidity, future tax liability and results of operations.

Our primary sources of liquidity for operations during the 2015 and 2014 periods have been cash flow from operations and borrowing availability under the ABL Facility. On November 3, 2014, our ABL Facility and the Term Loan under our ABL Facility were amended to extend their maturities and reduce credit spreads. Our total borrowing capacity was not changed. At June 30, 2015, we had $61.5 million of borrowing availability under the ABL Facility. On June 12, 2014, we extinguished the remaining principal balance of the Acquisition Notes of $19.2 million at a discount for $15.0 million in cash. The cash payment on the Acquisition Notes was funded with proceeds from borrowings under our ABL Facility and cash on hand. On January 10, 2015 and July 16, 2014, we redeemed $10.0 million and $22.5 million, respectively, in original principal amount of our 2018 Notes utilizing proceeds from our ABL Facility and cash on hand.

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

Cash Flows

The following summarizes our cash flows for the six months ended June 30, 2015 and 2014 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements (in thousands):

	Six months ended June 30,
	2015	2014
Net cash and cash equivalents provided by operating activities	$29,960	$2,488
Net cash and cash equivalents used in investing activities	(726)	(7,182)
Net cash and cash equivalents (used in) provided by financing activities	(27,469)	5,365

Net increase in cash and cash equivalents	1,765	671
Cash and cash equivalents at beginning of period	1,358	1,957

Cash and cash equivalents at end of period	$3,123	$2,628

Net cash provided by operating activities was approximately $30.0 million for the six-month period ended June 30, 2015, compared to $2.5 million provided by operating activities in the comparable 2014 period. The $27.5 million increase in cash provided by operating activities was primarily due to increased accounts receivable collections.

Net cash used in investing activities totaled $0.7 million for the six-month period ended June 30, 2015, compared to $7.2 million used in investing activities in the comparable 2014 period. The $6.5 million difference was due primarily to increased proceeds from sales of property and equipment of $15.5 million and insurance proceeds of $3.0 million offset by an increase in capital expenditures of $5.8 million, the acquisition of an independent affiliate’s assets of $5.1 million and the acquisition of businesses and assets of $1.0 million.

Net cash used in financing activities was $27.5 million during the six-month period ended June 30, 2015, compared to $5.4 million provided by financing activities in the comparable 2014 period. In the 2015 period, we utilized cash from operations to pay down $11.0 million of our ABL Facility, to partially redeem $10.0 million of our 2018 Notes, and to pay down $1.9 million of other debt and capital lease obligations. In the 2014 period, we utilized net borrowings of $17.9 million and proceeds from the exercise of stock options of $4.4 million to satisfy the remaining Acquisition Notes for $15.0 million in cash, to purchase revenue equipment and to pay down $2.6 million of other debt and capital lease obligations.

Off-Balance Sheet Arrangements

We guarantee total remaining lease payment obligations aggregating approximately $37.7 million as of June 30, 2015, of certain independent owner-operators and independent affiliates for their tractors to certain third-party vendors. The guarantees expire at various dates beginning in 2015 to 2021 and would require us to make lease payments in the event of a default by an independent owner-operator or independent affiliate. Further, upon a default, we are likely to, and have contractual rights to, take actions to reduce or recoup our expenditures, including purchasing the tractor and reselling it to recover all or a portion of the amounts paid, or facilitating an arrangement between the third-party vendor and another independent owner-operator to assume the lease. In addition, up to 50% of any realized losses related to independent owner-operators managed by independent affiliates could be recouped from those independent affiliates pursuant to agreements with those independent affiliates. Therefore, we believe our potential exposure is substantially less than $37.7 million and would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Contractual Obligations

The following is a schedule of our long-term contractual commitments, including the current portion of our long-term indebtedness at June 30, 2015 over the periods we expect them to be paid (in thousands):

	Total	Remainder of 2015	Years 2016 & 2017	Years 2018 & 2019	Thereafter 2020
Operating leases (1)	$93,044	$13,752	$52,324	$21,292	$5,676
Total indebtedness (2)(3)	328,745	979	17,766	310,000	—
Capital leases	320	138	182	—	—
Interest on indebtedness (4)	69,556	10,778	42,350	16,428	—

Total contractual cash obligations (5)(6)(7)(8)(9)	$491,665	$25,647	$112,622	$347,720	$5,676

(1)	These obligations represent the minimum rental commitments under all non-cancelable operating leases including the guaranteed residual values at the end of the leases. Commitments also include the operating lease for our corporate headquarters. We expect that some of our operating lease obligations for tractors and trailers will be partially offset by rental revenue from subleasing the tractors to independent affiliates and independent owner-operators and subleasing trailers to independent affiliates.
(2)	Includes aggregate unamortized discount of $0.6 million related to the 2018 Notes.
(3)	Assumes repayment of the principal amount of the Term Loan in equal quarterly amounts beginning the second quarter of 2016.
(4)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of June 30, 2015 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of June 30, 2015 will remain in effect until maturity.
(5)	Excludes long-term pension obligations as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of June 30, 2015, obligations of $14.8 million were reflected in the Consolidated Balance Sheet. This amount represented our unfunded status of such plans, which is the difference between our projected benefit obligation and the fair value of plan assets, as of such date.
(6)	Excludes liabilities associated with environmental matters as we are unable to reasonably estimate the ultimate amount or timing of settlement of such liabilities. Liabilities of $7.2 million, which represent our reserves for environmental compliance and remediation, were reflected in the Consolidated Balance Sheet as of June 30, 2015. See Note 13 of the Notes to Consolidated Financial Statements.
(7)	Excludes accrued loss and damage claims as we are unable to reasonably estimate the ultimate amount or timing of settlement of such claims. As of June 30, 2015, accrued loss and damage claims of $20.0 million, which represented the balance of our reserves for such liabilities, were reflected in the Consolidated Balance Sheet.
(8)	Excludes liabilities associated with uncertain tax positions as we are unable to reasonably estimate the ultimate amount or timing of settlement of such positions. See Note 11 of the Notes to Consolidated Financial Statements.
(9)	Excludes potential liabilities associated with our guarantees on leases aggregating approximately $37.7 million as of June 30, 2015 of certain independent owner-operators and independent affiliates because we are unable to reasonably estimate our probable exposure to loss. See Note 14 of the Notes to Consolidated Financial Statements.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Capital lease obligations	$320	$516
ABL Facility	140,000	151,000
Term Loan	17,500	17,500
9.875% Second-Priority Senior Secured Notes, due 2018	170,000	180,000
Other Notes	1,245	2,966

Long-term debt, including current maturities	329,065	351,982
Discount on Notes	(570)	(687)

Total indebtedness (including capital lease obligations)	328,495	351,295
Less current maturities of long-term debt (including capital lease obligations)	(4,942)	(3,033)

Long-term debt, less current maturities (including capital lease obligations)	$323,553	$348,262

Debt Retirement

The following is a schedule of our indebtedness at June 30, 2015 over the periods we are required to pay such indebtedness (in thousands):

	Remainder of 2015	2016	2017	2018	2019 and Thereafter	Total
Capital lease obligations	$138	$106	$76	$—	$—	$320
ABL Facility	—	—	—	140,000	—	140,000
Term Loan (1)	—	10,500	7,000	—	—	17,500
9.875% Second-Priority Senior Secured Notes, due 2018 (2)	—	—	—	170,000	—	170,000
Other Notes	979	266	—	—	—	1,245

Total	$1,117	$10,872	$7,076	$310,000	$—	$329,065

(1)	Assumes repayment of the principal amount of the Term Loan in equal quarterly amounts beginning the second quarter of 2016.
(2)	Amounts do not include the remaining unamortized original issue discount of $0.6 million related to the 2018 Notes.

The following is a schedule of our debt issuance costs as of June 30, 2015 (in thousands):

	December 31, 2014	Additional Debt Issuance Costs	2015 Amortization Expense	Write- off of Debt Issuance Costs	June 30, 2015
ABL Facility	$2,372	$—	$(338)	$—	$2,034
Term Loan	301	—	(51)	—	250
Amendment and Restatement of ABL Facility	1,895	143	(218)	—	1,820
9.875% Second-Priority Senior Secured Notes, due 2018	3,082	78	(299)	(134)	2,727

Total	$7,650	$221	$(906)	$(134)	$6,831

Amortization expense of deferred issuance costs was $0.9 million for the three months ending June 30, 2015 and $0.6 million for the three months ending June 30, 2014, respectively, and is included in interest expense. We are amortizing these costs over the term of the debt instruments.

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

Revolving Credit Facility

Our ABL Facility provides for a revolving credit facility that had a maturity of August 2018 as of June 30, 2015. The ABL Facility includes borrowing capacity of up to $150.0 million for letters of credit and up to $30.0 million for swingline borrowings on same-day notice. The ABL Facility is available for working capital needs and general corporate purposes, including permitted acquisitions. At June 30, 2015, we had $61.5 million of borrowing availability under the ABL Facility.

Borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at 2015 was 1.00% for base rate borrowings and 2.00% for LIBOR borrowings. The applicable margin for borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our aggregate borrowing base availability and our fixed charge coverage ratio as calculated under the ABL Facility exceed a target level. The base rate is equal to the highest of the prime rate, the federal funds overnight rate plus 0.50% and 30-day LIBOR plus 1.00%. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay an unutilized commitment fee to the lenders quarterly at a rate ranging from 0.25% to 0.375%, depending on the average utilization of the ABL Facility. We also pay customary letter of credit fees quarterly. We may voluntarily repay outstanding borrowings under the revolving credit facility of the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The interest rate on borrowings under the revolving credit facility at June 30, 2015 was 2.2%.

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

Term Loan Facility

On June 14, 2013, our ABL Facility was amended to provide for a new $17.5 million senior secured term loan facility which was fully funded on July 15, 2013. Borrowings under the Term Loan bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The applicable margin at June 30, 2015 was 2.00% for base rate borrowings and 3.00% for LIBOR borrowings, with a potential step-down of 0.25% for future periods if a senior secured leverage ratio is met. Obligations under the Term Loan mature November 2017. Following the amendment and restatement of our Term Loan in November 2014, we are subject to mandatory repayment of the principal amount of the Term Loan in equal quarterly payments beginning no earlier than the 12-month anniversary of the amendment and restatement and no later than the 24-month anniversary of the amendment and restatement. We may voluntarily repay the outstanding amount under the Term Loan at any time without premium or penalty, other than customary “breakage” costs with respect to the LIBOR loans. As of June 30, 2015, the balance of the Term Loan was $17.5 million. The interest rate on borrowings under the Term Loan at June 30, 2015 was 3.2%.

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

The payment obligations under the ABL Facility, including the Term Loan, are senior secured obligations of QD LLC and QD Capital and are secured by a first-priority lien on certain assets and guaranteed by QDI and by all of its domestic restricted subsidiaries other than immaterial subsidiaries. The payment obligations of QD LLC and QD Capital under the 2018 Notes are guaranteed by QDI and by all of its domestic subsidiaries other than immaterial subsidiaries. The 2018 Notes, and the guarantees thereof, are senior obligations of QD LLC and QD Capital and are secured by a second-priority lien on certain assets. Pursuant to an intercreditor agreement, the liens on the collateral securing the 2018 Notes rank junior in right of payment to the ABL Facility, including the Term Loan, and obligations under certain hedging agreements, cash management obligations and certain other first-lien obligations. We were in compliance with the covenants under the ABL Facility, including the Term Loan and the 2018 Notes, at June 30, 2015.

Other Liabilities and Obligations

As of June 30, 2015, we had $23.3 million in outstanding letters of credit issued under the ABL Facility that may be drawn by third parties to satisfy some of the obligations described above and certain other obligations. We are required to provide letters of credit to our insurance administrator to support our claims paying capability. The letter of credit issued to our insurance administrator had a maximum draw amount of $19.0 million as of June 30, 2015. If we fail to meet certain terms of our agreement, the insurance administrator may draw down the entire letter of credit. The remaining $4.3 million of outstanding letters of credit as of June 30, 2015 relates to various other obligations.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the risks and other factors discussed under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Reports on Form 10-Q. These factors include:

•	the effect of local, national and international economic, credit, capital and labor market conditions on the economy in general, and on the particular industries in which we operate, including capacity challenges in the industry, changes in fuel and insurance prices, interest rate fluctuations, and downturns in customers’ business cycles and shipping requirements;

•	our substantial leverage and our ability to make required payments and comply with restrictions contained in our debt arrangements or to otherwise generate sufficient cash from operations or borrowings under the senior secured credit facilities to fund our liquidity needs;

•	competition and rate fluctuations, including fluctuations in prices and demand for transportation services as well as for commodities such as natural gas and oil;

•	our reliance on independent affiliates and independent owner-operators;

•	reclassification of our independent contractors, such as our independent owner-operators, as a result of legislative, judicial or regulatory changes or for any other reason;

•	our ability to attract and retain qualified drivers;

•	our potential liability related to our financial support obligations for third-party equipment leasing programs;

•	the impact of changes in unconventional oil and gas (“UCO&G”) production, whether due to changes in oil and gas prices or other reasons, on demand for our energy logistics services;

•	our liability as a self-insurer to the extent of our deductibles or other self-insured expenses, as well as changing conditions and pricing in the insurance marketplace;

•	increased unionization, which could increase our operating costs or constrain operating flexibility;

•	changes in or our inability to comply with governmental regulations and legislative changes affecting the transportation industry generally or in the particular segments in which we operate;

•	federal and state legislative and regulatory initiatives, which could result in increased costs and additional operating restrictions upon us or our customers;

•	our costs and environmental liabilities from operations involving hazardous materials;

•	potential disruption at U.S. ports of entry;

•	diesel fuel prices and our ability to recover costs through fuel surcharges;

•	our ability to access and use our salt water disposal wells and other disposal sites and methods in our energy logistics business

•	terrorist attacks and the cost of complying with existing and future anti-terrorism security measures;

•	our dependence on senior management;

•	the potential loss of our ability to use net operating losses to offset future income;

•	potential future impairment charges;

•	our ability to realize benefits from prior and any future acquisitions;

•	adverse weather conditions;

•	disruptions of our information technology and communications systems;

•	changes in health insurance benefit regulations;

•	our liability for our proportionate share of unfunded vested benefit liabilities, particularly in the event of our withdrawal from any of our multi-employer pension plans;

•	the assumptions underlying our expectations of financial results in 2015;

•	changes in planned or actual capital expenditures due to operating needs, changes in regulation, covenants in our debt arrangements and other expenses, including interest expenses;

•	the effect of the restrictions in the Merger Agreement and the uncertainties of the Merger on our business and on customer and employee relationships;

•	the failure to satisfy conditions to completion of the Merger and the possibility that the Merger may not be completed; and

•	the termination of the Merger Agreement in circumstances that require us to pay a termination fee and reimburse expenses.

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

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks from (i) interest rates due to our variable interest rate indebtedness, (ii) foreign currency fluctuations due to our international operations and (iii) increased commodity prices due to the diesel consumption necessary for our operations. During the six months ended June 30, 2015, we have not held derivative instruments or engaged in other hedging transactions to reduce our exposure to such risks.

Interest Rate Risk

We are exposed to the impact of interest rate changes through our variable-rate borrowings under the ABL Facility. With regard to the revolving credit facility of the ABL Facility, borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at QD LLC’s option, either a base rate or LIBOR. The applicable margin for borrowings at June 30, 2015 was 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. The applicable margin for such borrowings will be reduced or increased based on aggregate borrowing base availability under the ABL Facility and may be further reduced in the event that our aggregate borrowing base availability and our fixed charge coverage ratio as calculated under the ABL Facility exceed a target level. The base rate under the ABL Facility is equal to the highest of the prime rate, the federal funds overnight rate plus .50%, and 30-day LIBOR plus 1.00%. With respect to the Term Loan, at June 30, 2015, the applicable margin for borrowings is 2.00% for base rate borrowings and 3.00% for LIBOR borrowings, with a potential step-down of 0.25% for future periods if a senior secured leverage ratio is met.

	Balance at June 30, 2015 ($ in 000s)	Interest Rate at June 30, 2015	Effect of 1% Increase ($ in 000s)
ABL Facility	$140,000	2.2%	$1,400
Term Loan	17,500	3.2%	175

Total	$157,500		$1,575

At June 30, 2015, a 1% increase in the current per annum interest rate would result in $1.6 million of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% increase in the rates under the ABL Facility and that the principal amount under both the revolving credit facility and the Term Loan is the amount outstanding as of June 30, 2015. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based, our option to elect the lowest of three different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

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

These exposures may impact future earnings or cash flows. Revenue from foreign locations (Canada and Mexico) represented approximately 3.9% of our consolidated revenue for the six months ended June 30, 2015 and 4.2% of our consolidated revenue for the six months ended June 30, 2014. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

Assets and liabilities for our Canadian operations are matched in the local currency, which reduces the need for dollar conversion. Our Mexican operations use the United States dollar as their functional currency. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ deficit. Our revenue results for the six months ended June 30, 2015 were negatively impacted by approximately $2.2 million with a corresponding positive impact on purchased transportation of approximately $1.9 million from foreign currency movement, primarily due to the weakening of the Canadian dollar against the United States dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first six months of 2015 related to the Canadian dollar versus the United States dollar. We estimate that a 1% adverse change in the Canadian dollar foreign exchange rate would have decreased our revenues by approximately $0.2 million for the six months ended June 30, 2015, assuming no changes other than the exchange rate itself. Our intercompany loans are subject to fluctuations in exchange rates primarily between the United States dollar and the Canadian dollar. Based on the outstanding balance of our intercompany loans at June 30, 2015, a change of 1% in the exchange rate for the Canadian dollar would cause a change in our foreign exchange result of less than $0.1 million.

Commodity Price Risk

The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. However, the future price and availability of diesel fuel is unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the six months ended June 30, 2015 and 2014, a majority of fuel costs were covered through fuel surcharges.

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

ITEM 4—Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Exchange Act Rules 13a-15(b) and 15d-15(b), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2015 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and were effective as of June 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also subject to the risks set forth below:

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our business or result in a loss of customers or employees.

The Merger Agreement includes restrictions on how we conduct our business while the Merger is pending, generally requiring us to conduct our business in the ordinary course in all material respects, as well as imposing more specific limits with respect to certain matters absent our Merger counterparty’s consent. These and other restrictions in the Merger Agreement may prevent us from responding effectively to business developments and opportunities. The pendency of the Merger may also divert our management’s attention and our other resources from ongoing business and operations. In addition, customers may have uncertainties about the Merger, and delay or defer business decisions or seek to terminate or change their relationships because of the Merger. Similarly, the Merger may materially adversely affect our ability to attract, retain or motivate employees. If any of these effects were to occur, it could materially and adversely impact our financial performance while the Merger is pending.

The closing of the Merger is subject to customary closing conditions, including shareholder approval, as well as other uncertainties, and the Merger may not be completed.

The closing of the Merger is subject to customary closing conditions, including approval and adoption of the Merger Agreement by the affirmative vote of a majority of the votes entitled to be cast by the holders of our common stock and the absence of any governmental order preventing the completion of the Merger. In addition, the parties’ obligations to complete the Merger are subject to other conditions including the accuracy of the representations and warranties of the other party subject to the standards set forth in the Merger Agreement, compliance by the other party with its covenants in all material respects, and the absence of a material adverse effect on the Company since the date of the Merger Agreement. If these conditions to the closing of the Merger are not fulfilled, then the Merger may not be consummated. Several of the closing conditions are not within our control, and it is not known whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the closing conditions are not timely satisfied, or if another event occurs that delays or prevents the Merger, our business, financial condition and results of operations and/or the market price of our common stock may be materially and adversely affected.

If the Merger Agreement is terminated under certain circumstances, we would be obligated to pay a termination fee and reimburse transaction expenses.

The Merger Agreement contains certain termination rights for both parties if the Merger is not completed by November 6, 2015, the approval by our shareholders is not obtained or certain other circumstances. In the event of a termination of the Merger Agreement under certain circumstances, we would be required to pay a termination fee of $8.2 million or $16.7 million, and to reimburse transaction expenses up to $3.0 million, depending upon the circumstance. If the Merger Agreement is terminated, the termination fee and the expense reimbursement that we may be required to pay would require us to use available cash that would have otherwise been available for general corporate purposes and other matters. For these and other reasons, a terminated Merger Agreement could materially and adversely affect our business, financial condition and results of operations and the market price of our common stock.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table lists QDI’s share repurchases and deemed share repurchases during the three months ended June 30, 2015. On November 20, 2012, we announced a share repurchase program pursuant to which our Board of Directors authorized the repurchase of up to $15.0 million of our common stock in an open-ended repurchase program (the “Repurchase Program”). The Repurchase Program does not have an expiration date. Stock has been, and may in the future be, purchased pursuant to the Repurchase Program, from time to time, in the open market or through private transactions, subject to market conditions. The Merger Agreement restricts repurchases of our stock while the Merger is pending. We are not obligated to purchase any shares under the Repurchase Program, and it can be discontinued at any time that we feel additional purchases are not warranted. Prior to entering into the Merger Agreement, we repurchased approximately 1.2 million shares valued at $8.5 million under the Repurchase Program, with authority to repurchase an additional $6.5 million of shares. No shares were repurchased under the Repurchase Program during the three months ended June 30, 2015. However, shares were surrendered during the period by employees in order to satisfy statutory tax withholding obligations in connection with the vesting of stock-based compensation awards. These surrendered shares are reflected as shares purchased in the table below.

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (in thousands) (1)
April 2015	327	$10.24	—	$6,500
May 2015	—	$—	—	$6,500
June 2015	166	$15.78	—	$6,500

Total	493	$12.11	—	$6,500

(1)	Represents the amount remaining in the Repurchase Program as of the end of the period noted.
(2)	Represents shares that were surrendered during the three months ended June 30, 2015.

ITEM 3—Defaults Upon Senior Securities

None.

ITEM 4—Mine Safety Disclosures

Not applicable.

ITEM  5—Other Information

None.

ITEM 6—Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 6, 2015, by and among Quality Distribution, Inc., Gruden Acquisition, Inc., and Gruden Merger Sub, Inc. Incorporated herein by reference to Exhibit 2.1 to Quality Distribution, Inc.’s Current Report on Form 8-K filed May 7, 2015.

3.1	Amendment to Amended and Restated By-Laws of Quality Distribution, Inc. Incorporated herein by reference to Exhibit 3.1 to Quality Distribution, Inc.’s Current Report on Form 8-K, filed June 23, 2015.

4.1	Fourth Supplemental Indenture to Indenture with respect to the 9.875% Second-Priority Senior Secured Notes due 2018, dated as of May 1, 2015, among QD Services, Inc., Quality Distribution, LLC, QD Capital Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.2	Supplement No. 4, dated as of May 1, 2015, to the Collateral Agreement dated as of November 3, 2010, among Quality Distribution, Inc., Quality Distribution, LLC, QD Capital Corporation, each subsidiary of QD, LLC identified on Schedule I thereto and The Bank of New York Mellon Trust Company, N.A., as collateral agent.

10.3	Supplement No. 4, dated as of May 1, 2015, to the Guarantee and Collateral Agreement, dated as of August 19, 2011, among Quality Distribution, Inc., Quality Distribution, LLC, each subsidiary of Quality Distribution, LLC identified on Schedule I thereto or otherwise identified therein as a party, and Bank of America, N.A., as administrative agent and collateral agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY DISTRIBUTION, INC.

August 7, 2015	/S/ GARY R. ENZOR
GARY R. ENZOR,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

August 7, 2015	/S/ JOSEPH J. TROY
JOSEPH J. TROY,
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)